Form 10-Q
period 2009-03-31
FIRST DATA CORP
filed 2009-05-15
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	Three months ended March 31,
	2009	2008
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$621.5	$634.9
Check services	86.5	100.6
Card services (a)	470.4	508.3
Other services	128.4	135.9
Investment income, net	5.8	56.0
Product sales and other (a)	174.0	212.0
Reimbursable debit network fees, postage and other	589.6	478.8

	2,076.2	2,126.5

Expenses:
Cost of services (exclusive of items shown below)	786.5	756.8
Cost of products sold	63.5	70.9
Selling, general and administrative	254.3	304.3
Reimbursable debit network fees, postage and other	589.6	478.8
Depreciation and amortization	329.5	319.1
Other operating expenses:
Restructuring, net	25.1	—
Litigation and regulatory settlements	(2.7)	—

	2,045.8	1,929.9

Operating profit	30.4	196.6

Interest income	3.3	9.0
Interest expense	(448.2)	(517.7)
Other income (expense)	23.3	(43.2)

	(421.6)	(551.9)

Loss before income taxes and equity earnings in affiliates	(391.2)	(355.3)
Income tax benefit	(144.8)	(130.5)
Equity earnings in affiliates	18.5	32.1

Consolidated net loss	(227.9)	(192.7)
Less: Net income attributable to noncontrolling interests	3.4	29.0

Net loss attributable to First Data Corporation	$(231.3)	$(221.7)

(a)

Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $21.1 million for the three months ended March 31, 2009 and $53.5 million for the comparable period in 2008.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except common stock share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$422.1	$406.3
Accounts receivable, net of allowance for doubtful accounts of $17.1 (2009) and $16.6 (2008)	2,201.4	2,637.2
Settlement assets	7,532.6	7,930.2
Other current assets	461.3	419.8

Total current assets	10,617.4	11,393.5

Property and equipment, net of accumulated depreciation of $299.2 (2009) and $261.1 (2008)	1,092.5	1,087.8
Goodwill	14,753.7	14,861.2
Customer relationships, net of accumulated amortization of $1,116.3 (2009) and $932.1 (2008)	5,790.5	5,987.6
Other intangibles, net of accumulated amortization of $452.7 (2009) and $373.1 (2008)	1,835.5	1,915.6
Investment in affiliates	1,283.0	1,259.6
Long-term settlement assets	463.1	732.7
Other long-term assets	905.2	938.1

Total assets	$36,740.9	$38,176.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$164.4	$186.5
Short-term and current portion of long-term borrowings	460.1	497.3
Settlement obligations	8,031.3	8,680.6
Other current liabilities	1,125.5	1,413.6

Total current liabilities	9,781.3	10,778.0

Long-term borrowings	22,164.1	22,075.2
Long-term deferred tax liabilities	1,534.6	1,648.2
Other long-term liabilities	1,204.5	1,272.4

Total liabilities	34,684.5	35,773.8

Commitments and contingencies (See Note 8)
First Data Corporation stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2009 and 2008)	—	—
Additional paid-in capital	7,385.5	7,380.8

Paid-in capital	7,385.5	7,380.8
Accumulated loss	(4,299.3)	(4,068.0)
Accumulated other comprehensive loss	(1,057.7)	(934.9)

Total First Data Corporation stockholder’s equity	2,028.5	2,377.9

Noncontrolling interests	27.9	24.4

Total equity	2,056.4	2,402.3

Total liabilities and equity	$36,740.9	$38,176.1

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash and cash equivalents at beginning of period	$406.3	$606.5

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to First Data Corporation	(231.3)	(221.7)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	352.1	368.4
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other and other income (expense)	1.3	43.2
Other non-cash and non-operating items, net	135.7	(4.9)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	427.0	240.0
Other assets, current and long-term	68.5	142.1
Accounts payable and other liabilities, current and long-term	(368.7)	(133.3)
Income tax accounts	(169.7)	(149.8)

Net cash provided by operating activities	214.9	284.0

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(9.2)	(193.3)
Payments related to other businesses previously acquired	(13.5)	(18.3)
Additions to property and equipment, net	(48.0)	(53.4)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(33.9)	(40.8)
Proceeds from the sale of marketable securities	0.2	52.3
Other investing activities	5.8	(1.5)

Net cash used in investing activities	(98.6)	(255.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(41.4)	(15.0)
Principal payments on long-term debt	(48.2)	(44.9)
Capital contributed by Parent	—	105.1

Net cash (used in) provided by financing activities	(89.6)	45.2

Effect of exchange rate changes on cash and cash equivalents	(10.9)	21.2

Change in cash and cash equivalents	15.8	95.4

Cash and cash equivalents at end of period	$422.1	$701.9

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(in millions)

			First Data Corporation Shareholder
	Total	Comprehensive Income (Loss)	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2008	$2,402.3		$(4,068.0)	$(934.9)	0.0	$7,380.8	$24.4
Acquisitions	4.1						4.1
Dividends paid to noncontrolling interests	(3.6)						(3.6)
Comprehensive loss:
Net (loss) income	(227.9)	$(227.9)	(231.3)				3.4
Other comprehensive income (loss), net of taxes:
Unrealized losses on securities	(11.2)	(11.2)		(11.2)
Unrealized gains on hedging activities	38.9	38.9		38.9
Foreign currency translation adjustment	(150.9)	(150.9)		(150.5)			(0.4)

Other comprehensive loss		(123.2)

Comprehensive loss		$(351.1)

Stock compensation expense and other	4.7					4.7

Balance, March 31, 2009	$2,056.4		$(4,299.3)	$(1,057.7)	0.0	$7,385.5	$27.9

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in millions)

	Three months ended March 31,
	2009	2008
Consolidated net loss	$(227.9)	$(192.7)
Other comprehensive (loss) income, net of tax:
Unrealized losses on securities	(11.2)	(0.7)
Unrealized gains (losses) on hedging activities	38.9	(169.0)
Foreign currency translation adjustment	(150.9)	229.9

Total other comprehensive (loss) income, net of tax	(123.2)	60.2

Consolidated comprehensive loss	(351.1)	(132.5)
Less: Comprehensive income attributable to noncontrolling interests	3.0	27.1

Comprehensive loss attributable to First Data Corporation	$(354.1)	$(159.6)

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2009, the consolidated results of its operations, cash flows and comprehensive income (loss) for the three months ended March 31, 2009 and 2008 and the consolidated changes in equity for the three months ended March 31, 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Presentation

Effective January 1, 2009, the Company re-aligned the business and began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. Results for 2008 have been adjusted to reflect the new structure. Refer to Note 7 for a description of the segments.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), effective January 1, 2009 which requires that earnings attributed to noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense. Although the adoption of FAS 160 did not impact the Company’s total provision for income taxes, the Company’s effective tax rate calculation has changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of income from continuing operations. The Company’s Consolidated Statement of Operations for 2008 has been revised to conform to the presentation requirements of SFAS No. 160.

The Company sold its ownership interests in Active Business Services, Ltd (“Active”), reported within the International segment, in July 2008 and Peace Software (“Peace”), reported within the Financial Services segment, in October 2008. Revenue and operating profit associated with Active and Peace are excluded from segment results. The International and Financial Services segment revenue and operating profit were adjusted for 2008 to exclude the results of Active and Peace.

Depreciation and amortization presented as a separate line item on the Company’s Consolidated Statements of Operations does not include amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $5.0 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively. Also not included is amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line of $17.6 million and $47.8 million for the three months ended March 31, 2009 and 2008, respectively.

Revenue Recognition

The Company recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $2,732.3 million and $1,925.1 million for the three months ended March 31, 2009 and 2008, respectively. Debit network fees related to acquired PIN-based debit transactions are recognized in the “Reimbursable debit network fees, postage and other” revenue and expense lines of the Consolidated Statements of Operations. The debit network fees related to acquired PIN-debit transactions charged by debit networks totaled $412.6 million and $285.9 million for the three months ended March 31, 2009 and 2008, respectively. Comparability of the dollar amounts disclosed in this paragraph is impacted by the termination of the Chase Paymentech Solutions alliance on November 1, 2008 and the deconsolidation of the Wells Fargo Merchant Services alliance on December 31, 2008. Information regarding these transactions is included in Note 5 to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The position amends the other-than-temporary impairment guidance for debt securities and changes the presentation and disclosure of

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

other-than- temporary impairments on debt and equity securities in the financial statements. The new FSP requires an entity to assess whether it (a) has the intent to sell a debt security or (b) more likely than not will be required to sell a debt security before its anticipated recovery. If either of these conditions are met, and if the security in question has a decline in value, the entity must recognize an other-than-temporary impairment. The new FSP also requires consideration of whether a credit loss exists relative to a debt security and governs the accounting for it. The requirements of this FSP will apply to existing investments held by the Company as of April 1, 2009 and prospectively to new investments after that date. For debt securities held at April 1, 2009, the cumulative effect of initially applying this FSP, if any, may require recognition. The Company is currently evaluating the impact of the FSP on its financial position and results of operations.

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Three months ended March 31,
(in millions)	2009	2008
Investment gains and (losses)	$(0.4)	$22.1
Derivative financial instruments gains and (losses)	6.7	(12.8)
Divestitures, net	(0.5)	—
Non-operating foreign currency gains and (losses)	17.5	(52.5)

Other income (expense)	$23.3	$(43.2)

Investment gains and (losses)-Investment gains for the three months ended March 31, 2008 resulted from the sale of MasterCard stock.

Derivative financial instrument gains and (losses)-The net gains and losses for the three months ended March 31, 2009 and 2008 were due most significantly to the mark-to-market adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges. The most significant impact resulted from foreign currency exchange rate movements on the cross currency swaps.

Non-operating foreign currency gains and (losses)-The net gains and losses related to the mark-to-market of the Company’s intercompany loans and its euro-denominated debt.

Supplemental Cash Flow Information

During the three months ended March 31, 2009 and 2008, the principal amount of the Company’s senior unsecured PIK notes increased by $165.2 million and $67.6 million, respectively, resulting from the “payment” of accrued interest expense.

During the three months ended March 31, 2009 and 2008, the Company entered into capital leases totaling approximately $68 million and $39 million, respectively.

Refer to Note 10 for information concerning the Company’s stock-based compensation plans.

Note 3: Restructuring

Restructuring charges and reversal of restructuring accruals

The Company recorded restructuring charges comprised of severance totaling $30.0 million and facility closures totaling $0.4 million for the three months ended March 31, 2009. The restructurings resulted in the termination of employees company wide totaling $9.5 million in Retail and Alliance Services, $6.1 million in Financial Services, $10.8 million in International and $3.6 million in All Other and Corporate. The restructurings resulted from the elimination of a select number of management and other positions as part of the Company’s cost saving initiatives. Cost saving initiatives are expected to continue into future periods resulting in additional restructuring charges. Partially offsetting the charges are reversals of 2008 restructuring accruals of $5.3 million related to the Company’s change in strategy related to global labor sourcing initiatives.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the Company’s utilization of restructuring accruals, excluding merger related restructuring charges, for the period from January 1, 2009 through March 31, 2009 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2009	$11.1	—
Expense provision	30.0	$0.4
Cash payments and other	(3.6)	(0.1)
Changes in estimates	(5.3)	—

Remaining accrual at March 31, 2009	$32.2	$0.3

Note 4: Business Combinations and Acquisitions and Divestitures

During the first quarter of 2009, the Company acquired one entity, reported within the International segment, and a domestic merchant portfolio. The aggregate cash paid during the three months ended March 31, 2009 for these acquisitions was approximately $8.8 million, net of cash acquired. The aggregate preliminary purchase price allocation for these acquisitions resulted in $9.7 million in identifiable intangible assets which are being amortized over five to six years.

The pro forma impact of all 2009 acquisitions on net income was not material.

Note 5: Borrowings

Senior secured revolving credit facility

The Company has a $2.0 billion senior secured revolving credit facility with a term through the third quarter of 2013. Up to $500 million of the Company’s $2.0 billion senior secured revolving credit facility is available for letters of credit, of which $39.4 million and $39.7 million of letters of credit were issued under the facility as of March 31, 2009 and December 31, 2008, respectively. The amounts outstanding against this facility were $135.0 million and $18.0 million as of March 31, 2009 and December 31, 2008, respectively.

Since an affiliate of Lehman Brothers Holdings Inc. filed for bankruptcy in September 2008, it has not funded its $230.6 million commitment under the Company’s senior secured revolving credit facility and there is no assurance they will participate in any future funding requests or that the Company could obtain replacement loan commitments from other banks. The Company is monitoring the financial stability of other financial institutions that have made commitments under the revolving credit facility, none of which represent more than approximately 15% of the remaining capacity. As of March 31, 2009, $1.6 billion remained available under this facility after considering the amount outstanding above, the letters of credit issued under the facility, and the commitment that is no longer being funded noted above.

Other short-term borrowings

The Company had approximately $464 million and $609 million available under short-term lines of credit and other arrangements with foreign banks and joint venture partners to fund settlement activity, as of March 31, 2009 and December 31, 2008, respectively. Certain of these arrangements are uncommitted (approximately $95 million and $226 million, respectively) but, as of the periods presented, the Company had some borrowings outstanding against them. These arrangements are primarily associated with First Data Deutschland, Cashcard Australia, Ltd., the joint venture with Allied Irish Banks p.l.c., First Data Polska and the Merchant Solutions joint venture and are in various functional currencies, the most significant of which are the euro, Australian dollar and Polish zloty. The amounts outstanding against these arrangements were $124.4 million and $295.0 million as of March 31, 2009 and December 31, 2008, respectively.

Senior secured term loan facility

The terms of the Company’s senior secured term loan facility require the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. During the three months ended March 31, 2009 and 2008, the Company paid $32.2 million and $31.9 million, respectively, of principal payments on the senior secured term loan facility in accordance with this provision ($29.8 million and $29.4 million, respectively, related to the U.S. dollar denominated loan and $2.4 million and $2.5 million, respectively, related to the euro denominated loan).

Senior unsecured PIK notes

The terms of the Company’s senior unsecured PIK (Payment In-Kind) notes require that interest on the notes up to and including September 20, 2011 be paid entirely by increasing the principal amount of the notes or by issuing senior unsecured PIK notes. During the three months ended March 31, 2009 and 2008, the Company increased the principal amount of these notes by $165.2 million and $67.6 million, respectively, in accordance with this provision.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6: Derivative Financial Instruments

Concentration of credit risk

The Company maintains cash and cash equivalents, investment securities and certain hedging instruments (for specified purposes) with various financial institutions. The Company limits its concentration of these financial instruments with any one institution, and periodically reviews the credit standings of these institutions. The Company has a large and diverse customer base across various industries, thereby minimizing the credit risk of any one customer to the Company’s accounts receivable amounts. In addition, each of the Company’s business units perform ongoing credit evaluations on customers that expose the Company to significant financial risk because of their financial condition.

Risk Management Objectives and Strategies

The Company is exposed to various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates, that exist as part of its ongoing business operations. The Company utilizes certain derivative financial instruments to enhance its ability to manage these risks. The risks managed by using derivative instruments are interest rate risk and foreign exchange risk.

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

Accounting for Derivative Instruments and Hedging Activities

The Company recognizes all derivatives in the “Other long-term assets” and “Other long-term liabilities” captions in the Consolidated Balance Sheets at their fair values. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company designated interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable rate debt and certain of the cross currency swaps as a foreign currency hedge of its net investment in a foreign subsidiary. Other cross currency swaps and forward contracts on various foreign currencies did not qualify or have not been designated as accounting hedges and do not receive hedge accounting treatment.

As of March 31, 2009, the Company uses derivative instruments to mitigate (i) cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt) and foreign exchange rates (forecasted transactions denominated in foreign currency), (ii) to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates and (iii) to protect the Company from foreign currency exposure related to an outsourcing contract with a foreign vendor. Not all of these derivatives qualify for hedge accounting as discussed in more detail below.

With respect to derivative instruments that are afforded hedge accounting pursuant to SFAS No. 133, the effective portion of changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in “Other Comprehensive Income/Loss (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The effective portion of changes in the fair value of a net investment hedge is recorded as part of the cumulative translation adjustment in OCI. Any ineffectiveness is recorded immediately in the Consolidated Statements of Operations.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Credit Risk

The Company is monitoring the financial stability of its derivative counterparties. Certain of these counterparties have received support from the federal government in light of current financial conditions. Although these counterparties remain highly-rated (in the “A” category or higher), their ability to satisfy their commitments may be dependent on receiving continued support from the federal government. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review at inception of the hedge, as circumstances warrant, and at least on a quarterly basis of the credit risk of these counterparties. The Company also monitors the concentration of its contracts with individual counterparties. The Company’s exposures are in liquid currencies (primarily in U.S. dollars, euros and Australian dollars), so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

DERIVATIVES NOT QUALIFYING FOR HEDGE ACCOUNTING

At March 31, 2009, the Company had certain derivative instruments that function as economic hedges but were not designated to qualify for hedge accounting. Such instruments included foreign currency forward contracts to hedge forecasted foreign currency sales and purchases, a cross-currency swap to hedge foreign currency exposure from an intercompany loan, cross-currency swaps to hedge an investment in a foreign subsidiary from fluctuations in foreign currency exchange rates and a foreign exchange rate collar to hedge foreign currency exposure related to an outsourcing contract with a foreign vendor.

During the first quarter of 2009, one of the cash flow hedges of interest payments on the variable rate debt previously designated to qualify for hedge accounting ceased to be highly effective. As such, the Company did not apply hedge accounting to the discontinued hedge during the first quarter of 2009 and will discontinue prospective hedge accounting for the affected derivatives. While the derivatives no longer qualify for hedge accounting, the derivatives continue to be effective economically in eliminating the variability in interest rate payments on the corresponding portion of the variable rate debt.

As of March 31, 2009, the notional amounts of the foreign currency forward contracts were 5.0 million Canadian dollars ($4.1 million). The notional amount of the foreign exchange rate collar was 91.5 million Philippine pesos ($1.9 million). If the Philippine Peso to U.S. Dollar exchange rate fluctuates by more than +/- 8% from the reference rate, then a net payment is made or received based on the $1.9 million notional amount. The Company is also a party to a reverse collar for a $950,000 notional amount which effectively reduces the notional amount of the Philippine Peso collar to $950,000 when the exchange rate fluctuates by more than +/- 13%. The terms of the foreign exchange rate collar and the related reverse collar were specifically designed to match the foreign exchange exposure from the underlying vendor agreement. The notional amount of the cross-currency swaps was 91.1 million euro (approximately $123.2 million). The notional amount of the interest rate swaps that no longer qualify for hedge accounting was $1.5 billion.

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

DERIVATIVES THAT QUALIFY FOR HEDGE ACCOUNTING

Hedge of a Net Investment in a Foreign Operation

As of March 31, 2009, the Company had a cross currency swap that was designated as a hedge of net investments in foreign operations. Since the existing derivative instrument was not at zero fair value at the time of designation, the hedging relationship creates some ineffectiveness which is recognized immediately in the Consolidated Statements of Operations. The effective portion of the change in fair value of the cross currency swap is recognized in the Consolidated Statement of Changes in Equity. As of March 31, 2009, the aggregate notional amount of the cross currency swap was 115.0 million Australian dollars (approximately $80.7 million).

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Balance Sheets or in the Consolidated Statements of Operations, see the tabular information presented below.

Cash Flow Hedges

As of March 31, 2009, the Company had interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $7.5 billion of the approximate $12.6 billion variable rate senior secured term loan due to changes in the LIBOR interest rate. The Company also had basis rate swaps that modify the variable rates on $6.0 billion of the $7.5 billion interest rate

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

swaps and that lower the fixed interest rates on those interest rate swaps. The basis swaps pay interest at rates equal to three-month-LIBOR and receive interest at rates equal to one-month-LIBOR plus a fixed spread. One basis swap with a notional amount of $2.0 billion expires on June 24, 2009 and all other basis swaps with a combined notional amount of $4.0 billion expire on September 24, 2010. The Company pays interest on $6.0 billion principal amount of its senior secured term loan facility based on one-month-LIBOR interest rate index to match the terms of the basis swaps. Ineffectiveness associated with these hedges is recognized immediately in the Consolidated Statements of Operations. During the first quarter of 2009, those interest rate swaps not also subject to basis rate swaps with a notional amount of $1.5 billion ceased to qualify for hedge accounting as discussed above.

At March 31, 2009, the maximum length of time over which the Company is hedging its exposure is approximately 3.5 years. The effective portion of changes in fair value of the cash flow hedges is recorded temporarily in the Consolidated Statement of Changes in Equity as a component of OCI and then recognized in the Consolidated Statements of Operations in the same period or periods during which the payment of variable interest associated with the floating rate debt is recorded in earnings. Any ineffective portions of changes in fair value are recognized in the Consolidated Statements of Operations during the period of change. The Company follows the hypothetical derivative method to measure hedge ineffectiveness. A $1.8 million loss associated with ineffectiveness was recognized in earnings during the three months ended March 31, 2009 related to the cash flow hedges mostly due to the hedges being off-market at the time of designation. The amount of losses in OCI as of March 31, 2009 related to the hedged transactions that is expected to be reclassified into the Consolidated Statements of Operations during the remainder of 2009 is approximately $75 million.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Balance Sheets or in the Consolidated Statements of Operations, see the tabular information presented below.

FAIR VALUE OF DERIVATIVE INSTRUMENTS

The estimated fair value of derivative financial instruments is modeled in Bloomberg software using the Bloomberg reported market data based on mid-market prices and the actual terms of the derivative contracts. The fair value incorporates the Company’s own creditworthiness as well as the creditworthiness of the counterparties. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized as of March 31, 2009 or that will be realized in the future.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of March 31, 2009
	Derivative Assets		Derivative Liabilities
(in millions)	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	—		$(410.2)	Other long-term liabilities and other current liabilities
Foreign exchange contracts	$11.3	Other long- term assets	—

Total derivatives designated as hedging instruments under SFAS 133	11.3		(410.2)
Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts	—		(119.5)	Other long-term liabilities and other current liabilities
Foreign exchange contracts	7.6	Other long- term assets	(1.3)	Other long-term liabilities

Total derivatives not designated as hedging instruments under SFAS 133	7.6		(120.8)

Total Derivatives	$18.9		$(531.0)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of December 31, 2008
(in millions)	Derivative Assets		Derivative Liabilities
	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	—		$(598.8)	Other long-term liabilities and other current liabilities
Foreign exchange contracts	$8.9	Other long- term assets	—

Total derivatives designated as hedging instruments under SFAS 133	8.9		(598.8)
Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	2.8	Other long- term assets	(2.5)	Other long-term liabilities

Total derivatives not designated as hedging instruments under SFAS 133	2.8		(2.5)

Total Derivatives	$11.7		$(601.3)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

For the three months ended March 31, 2009

(in millions, pretax) Derivatives in SFAS 133 cash flow hedging relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate contracts	$37.2	$(25.0)	Interest Expense	$(1.8)	Other income (expense)

Derivatives in SFAS 133 net investment hedging relationships
Foreign exchange contracts	$2.4	—		$(0.1)	Other income (expense)

Derivatives not designated as hedging instruments under SFAS 133	Amount of Gain or (Loss) Recognized in Income on Derivative	Location of Gain or (Loss) recognized in Income on Derivative
Interest rate contracts	$2.9	Other income (expense)
Foreign exchange contracts	$5.7	Other income (expense)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

ACCUMULATED DERIVATIVE GAINS AND LOSSES

The following table summarizes activity in other comprehensive loss for the three months ended March 31, 2009 related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company (in millions, after tax):

Three months ended March 31, 2009
Accumulated loss included in other comprehensive loss at beginning of the period	$(339.6)
Less: Reclassifications into earnings from other comprehensive loss	15.7

(323.9)
Gains in fair value of derivatives (a)	25.6

Accumulated loss included in other comprehensive loss at end of the period	$(298.3)

(a)	Gains are included in unrealized gains on hedging activities and in foreign currency translation adjustment on the Consolidated Statements of Changes in Equity.

Note 7: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

As discussed in Note 1, the Company began operating under a new segment structure effective January 1, 2009. Segment results for the three months ended March 31, 2008 have been revised to reflect the new structure. A summary of the new segments follows:

•

The Retail and Alliance Services segment is comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards and checks. The segment’s merchant processing and acquiring services include authorization, transaction capture, settlement, chargeback handling and internet-based transaction processing. Retail and Alliance Services also provides point-of-sale (“POS”) solutions and other equipment necessary to capture merchant transactions. A majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover). In addition, Retail and Alliance Services provides check verification, settlement and guarantee services and a wide range of open and closed loop stored-value products and processing services. The segment’s largest components of revenue consist of discount fees charged to merchants, processing fees charged to unconsolidated alliances, equity earnings from unconsolidated alliances, selling and leasing of POS devices, fees for check verification, settlement and guarantee services and debit network fees.

•

The Financial Services segment provides issuer card and network solutions and payment management solutions for recurring bill payments. Financial Services also offers services to improve customer communications, billing, online banking and consumer bill payment. Issuer card and network solutions includes credit, retail and debit card processing, debit network services (including the STAR Network) and output services for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting, and network switching as well as reimbursable postage.

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

•

The Integrated Payment Systems (“IPS”) segment is principally comprised of operations which deal in the issuance of official checks which are sold by agents that are financial institutions and the issuance of money orders which are sold by agents that are financial institutions and retail businesses. Official checks serve as an alternative to a bank’s own items such as cashiers or bank checks. Money orders serve as a disbursement option for a consumer or business. Revenue is principally earned on invested funds which are pending settlement. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., which is licensed to offer payment services that fall under state and federal regulations. This segment is in the process of winding down its official check and money order businesses. IPS also offers other payment services in its capacity as a licensed entity, and such other services will continue after the wind down of the official check and money order businesses.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Although the segments have changed, a detailed discussion regarding the businesses that comprise the Company’s segments, the strategies of the Company and the businesses within the segments, business trends affecting the Company and certain risks inherent in the Company’s business is included in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following table presents the Company’s operating segment results for the three months ended March 31, 2009 and 2008:

Three months ended March 31, 2009 (in millions)	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$620.1	$365.0	$283.1	$2.7	$49.8	$1,320.7
Investment income, net	1.9	0.4	3.0	0.5	—	5.8
Product sales and other	76.7	7.2	72.3	0.1	18.1	174.4
Reimbursable debit network fees, postage and other	426.2	171.6	4.7	—	0.7	603.2
Equity earnings in affiliates (a)	31.1	—	5.6	—	—	36.7

Total segment reporting revenues	$1,156.0	$544.2	$368.7	$3.3	$68.6	$2,140.8

Internal revenue	$16.7	$9.7	$1.2	$—	$0.3	$27.9
External revenue	1,139.3	534.5	367.5	3.3	68.3	2,112.9
Depreciation and amortization	188.1	82.4	66.7	0.2	14.7	352.1
Operating profit (loss)	54.2	75.9	6.6	(2.5)	(66.1)	68.1
Other operating expenses and other income (expense) excluding divestitures	(5.9)	(4.5)	(11.8)	—	23.6	1.4

Three months ended March 31, 2008 (in millions)	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$621.9	$367.8	$344.5	$3.6	$52.2	$1,390.0
Investment income, net	8.0	0.6	6.1	41.3	—	56.0
Product sales and other	79.7	7.7	71.8	0.1	47.4	206.7
Reimbursable debit network fees, postage and other	299.6	182.4	9.3	—	1.5	492.8
Equity earnings in affiliates (a)	71.9	—	7.4	—	1.0	80.3

Total segment reporting revenues	$1,081.1	$558.5	$439.1	$45.0	$102.1	$2,225.8

Internal revenue	$17.3	$10.5	$1.9	$—	$0.1	$29.8
External revenue	1,063.8	548.0	437.2	45.0	102.0	2,196.0
Depreciation and amortization	214.8	79.1	61.5	0.1	11.7	367.2
Operating profit (loss)	83.3	89.9	19.4	34.0	(27.9)	198.7
Other operating expenses and other income (expense) excluding divestitures	12.5	—	9.0	—	(64.7)	(43.2)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three months ended March 31,
(in millions)	2009	2008
Revenues:
Total reported segments	$2,072.2	$2,123.7
All Other and Corporate	68.6	102.1

Subtotal	2,140.8	2,225.8

Divested businesses	—	10.8
Equity earnings in affiliates (a)	(36.7)	(80.3)
Eliminations (b)	(27.9)	(29.8)

Consolidated	$2,076.2	$2,126.5

Loss before income taxes and equity earnings in affiliates:
Total reported segments	$134.2	$226.6
All Other and Corporate	(66.1)	(27.9)

Subtotal	68.1	198.7

Divested businesses	—	1.0
Interest income	3.3	9.0
Interest expense	(448.2)	(517.7)
Net income attributable to noncontrolling interests from segment operations (c)	3.4	29.0
Equity earnings in affiliates	(18.5)	(32.1)
Restructuring, net	(25.1)	—
Litigation and regulatory settlements	2.7	—
Other income (expense)	23.3	(43.2)
Eliminations	(0.2)	—

Consolidated	$(391.2)	$(355.3)

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value.

(b)	Represents elimination of intersegment revenue.

(c)	Excludes net income attributable to noncontrolling interests attributable to items excluded from segment operations.

Segment assets are as follows (in millions):

	March 31, 2009	December 31, 2008
Assets:
Retail and Alliance Services	$20,396.5	$21,068.9
Financial Services	5,133.4	5,204.0
International	5,314.0	5,741.3
Integrated Payment Systems	3,764.9	4,120.3
All Other and Corporate	2,132.1	2,041.6

Consolidated	$36,740.9	$38,176.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows (in millions):

	Three months ended March 31,
	2009	2008
Depreciation and Amortization:
Total reported segments	337.4	355.5
All Other and Corporate	14.7	11.7
Divested businesses	—	1.2

Consolidated	$352.1	$368.4

Note 8: Commitments and Contingencies

The Company is involved in various legal proceedings. Accruals have been made with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company. The matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition and/or results of operations.

Legal

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

On August 3, 2007, Concord EFS, Inc. filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. On March 24, 2008, the Court entered an order granting the defendants’ motions for partial summary judgment finding that the claims raised in this case would need to be addressed under a “Rule of Reason” analysis. On February 2, 2009, the Plaintiffs filed a Second Amended Complaint. On April 6, 2009, the defendants filed a Motion to Dismiss the Second Amended Complaint.

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

Note 9: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended March 31,
(in millions)	2009	2008
Service costs	$1.9	$2.8
Interest costs	8.6	10.8
Expected return on plan assets	(8.0)	(11.2)
Amortization	0.8	—

Net periodic benefit expense	$3.3	$2.4

The Company estimates pension plan contributions for 2009 to be approximately $34 million. During the three months ended March 31, 2009, approximately $7 million was contributed to the United Kingdom plan. No contributions were made to the U.S. plan during the three months ended March 31, 2009.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10: Stock Compensation Plans

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $4.5 million and $4.4 million pretax for the three months ended March 31, 2009 and 2008, respectively. Stock-based compensation expense is recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations. Stock-based awards granted during the three months ended March 31, 2009 were immaterial.

Note 11: Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

Financial instruments carried at fair value as of March 31, 2009 and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy:

	Fair Value Measurement Using
As of March 31, 2009 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement Assets – student loan auction rate securities	$—	$—	$463.0	$463.0
Settlement Assets – other available-for-sale securities	0.1	3,023.0	—	3,023.1
Other assets – available-for-sale securities	—	7.5	—	7.5
Foreign currency contracts	—	18.9	—	18.9

Total assets at fair value	$0.1	$3,049.4	$463.0	$3,512.5

Other Liabilities:
Interest rate contracts	$—	$(529.7)	$—	$(529.7)
Foreign currency contracts	—	(1.3)	—	(1.3)

Total liabilities at fair value	$—	$(531.0)	$—	$(531.0)

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance January 1, 2009	$492.2
Total gains or losses (realized or unrealized):
Included in other comprehensive income	(15.8)
Included in investment income, net	—
Purchases, sales, issuances, and settlements, net	(13.4)
Transfers in (out) of Level 3	—

Ending balance March 31, 2009	$463.0

Student loan auction rate securities

As of March 31, 2009, the Company held student loan auction rate securities (“SLARS”) which are long-term debt instruments, issued by student loan trusts, with variable interest rates that historically reset through a periodic Dutch auction process but do not include a put-back option. Due to the collapse of the auction market in 2008, the Company will not be able to readily access liquidity for the SLARS until the auction market successfully resumes, a secondary market is established for long-term investors, or issuers redeem the securities. The Company believes that the SLARS held by it will recover substantially all of their principal value by their maturity date due to the Federal Family Education Loan Program (“FFELP”) backing of the underlying collateral; however, the Company currently cannot assert that it has the intent to hold these securities until they fully recover their par value as it may be willing to sell the securities at a loss if the price exceeds a certain minimum threshold. During the first quarter of 2009, the Company sold $14.5 million of par value ($13.4 million of market value) SLARS to their issuer at or above the specified minimum threshold. The Company has the ability and intent to hold these securities for an extended time period and until the securities recover in value at least to the specified minimum threshold. This ability is based on the projected timing of when certain IPS related settlement liabilities will need to be funded and the ability to use its revolving credit facility in the event the settlement liabilities need to be funded before the SLARS are liquid. The SLARS were written down to the specified minimum threshold as necessary through

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

an other than temporary impairment loss in 2008. Any decline in value of the securities below the specified minimum threshold has been deemed to be temporary and, accordingly, the Company recognized an unrealized loss in OCI during the three months ended March 31, 2009.

Due to the lack of observable market activity for the SLARS held by the Company as of March 31, 2009, the Company with the assistance of a third party valuation firm, upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted average life for the securities held by the Company and the impact of the current lack of liquidity on the fair value. At March 31, 2009, the securities were valued based on a probability weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rate, as well as underlying collateral, ratings, and guarantees or insurance. Substantially all SLARS held by the Company have collateral backed by FFELP. The probabilities of auction failure, a successful auction at par or repurchase at par for each future period were then forecasted. The Company assumed that the issuers will continue to pay maximum interest rates on the securities until the event of a successful auction or repurchase, at which point the Company would sell the SLARS at par through the auction. To determine the fair value of each security, the weighted average cash flows for each period were discounted back to present value at the determined discount rate for each security. As of March 31, 2009, cumulative probabilities of principal returned have been estimated at approximately 35% through year two, and 80% in year five. The discount rates used in the valuation were a combination of the liquidity risk premium assigned to the security (which ranged from 4.5% to 5.5%) plus the treasury strip yield (zero coupon treasury bond) for the individual period for which a cash flow was being discounted. The liquidity risk premium on the SLARS decreased by 50 bps from December 31, 2008 due to falling spreads on asset backed securities as well as other factors. The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy.

Assets and liabilities measured at fair value on a non-recurring basis

As of March 31, 2009, assets and liabilities measured at fair value on a non-recurring basis were not material.

Note 12: Supplemental Guarantor Condensed Consolidating Financial Statements

FDC’s senior publicly tradable notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). None of the other subsidiaries of FDC, either direct or indirect, guarantee the senior publicly tradable notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured revolving credit facility and senior secured term loan facility, senior unsecured cash-pay notes, senior unsecured PIK notes due 2015 and senior subordinated unsecured notes. The senior publicly tradable note guarantees are unsecured and rank senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The senior publicly tradable note guarantees rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the results of operations, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations for the three months ended March 31, 2009 and 2008, and as of March 31, 2009 and December 31, 2008 to arrive at the information for FDC on a consolidated basis.

(in millions)	Three months ended March 31, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,033.5	$274.3	$(1.0)	$1,306.8
Investment income, net	—	2.5	3.3	—	5.8
Product sales and other	—	113.3	63.5	(2.8)	174.0
Reimbursable debit network fees, postage and other	—	577.4	12.2	—	589.6

	—	1,726.7	353.3	(3.8)	2,076.2

Expenses:
Cost of services (exclusive of items shown below)	—	611.5	176.0	(1.0)	786.5
Cost of products sold	—	48.7	17.6	(2.8)	63.5
Selling, general and administrative	53.1	123.2	78.0	—	254.3
Reimbursable debit network fees, postage and other	—	577.4	12.2	—	589.6
Depreciation and amortization	1.1	264.7	63.7	—	329.5
Other operating expenses:
Restructuring, net	1.1	17.7	6.3	—	25.1
Litigation and regulatory settlements	(2.7)	—	—	—	(2.7)

	52.6	1,643.2	353.8	(3.8)	2,045.8

Operating (loss) profit	(52.6)	83.5	(0.5)	—	30.4

Interest income	1.5	0.1	1.7	—	3.3
Interest expense	(441.7)	(2.0)	(4.5)	—	(448.2)
Interest (expense) income from intercompany notes	(35.2)	26.1	9.1	—	—
Other income (expense)	49.9	1.3	(27.9)	—	23.3
Equity earnings from consolidated subsidiaries	62.0	(16.6)	—	(45.4)	—

	(363.5)	8.9	(21.6)	(45.4)	(421.6)

(Loss) income before income taxes and equity earnings in affiliates	(416.1)	92.4	(22.1)	(45.4)	(391.2)
Income tax (benefit) expense	(184.8)	44.7	(4.7)	—	(144.8)
Equity earnings in affiliates	—	19.3	(0.8)	—	18.5

Consolidated net (loss) income	(231.3)	67.0	(18.2)	(45.4)	(227.9)
Less: Net income attributable to noncontrolling interests	—	0.2	3.2	—	3.4

Net (loss) income attributable to First Data Corporation	$(231.3)	$66.8	$(21.4)	$(45.4)	$(231.3)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Three months ended March 31, 2008
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Transaction and processing service fees	$0.8	$964.5	$415.6	$(1.2)	$1,379.7
Investment income, net	—	8.3	47.7	—	56.0
Product sales and other	—	141.2	76.8	(6.0)	212.0
Reimbursable debit network fees, postage and other	—	457.0	21.8	—	478.8

	0.8	1,571.0	561.9	(7.2)	2,126.5

Expenses:
Cost of services (exclusive of items shown below)	—	528.3	229.7	(1.2)	756.8
Cost of products sold	—	48.9	28.0	(6.0)	70.9
Selling, general and administrative	55.9	156.5	91.9	—	304.3
Reimbursable debit network fees, postage and other	—	457.0	21.8	—	478.8
Depreciation and amortization	1.4	233.6	84.1	—	319.1

	57.3	1,424.3	455.5	(7.2)	1,929.9

Operating (loss) profit	(56.5)	146.7	106.4	—	196.6

Interest income	4.0	1.0	4.0	—	9.0
Interest expense	(511.5)	(1.3)	(4.9)	—	(517.7)
Interest (expense) income from intercompany notes	(26.3)	20.8	5.5	—	—
Other income (expense)	(110.2)	0.5	66.5	—	(43.2)
Equity earnings from consolidated subsidiaries	218.4	22.1	—	(240.5)	—

	(425.6)	43.1	71.1	(240.5)	(551.9)

(Loss) income before income taxes and equity earnings in affiliates	(482.1)	189.8	177.5	(240.5)	(355.3)
Income tax (benefit) expense	(256.7)	80.8	45.4	—	(130.5)
Equity earnings in affiliates	3.7	27.3	1.1	—	32.1

Consolidated net (loss) income	(221.7)	136.3	133.2	(240.5)	(192.7)
Less: Net income attributable to noncontrolling interests	—	0.2	28.8	—	29.0

Net (loss) income attributable to First Data Corporation	$(221.7)	$136.1	$104.4	$(240.5)	$(221.7)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	March 31, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$42.8	$47.1	$332.2	—	$422.1
Accounts receivable, net of allowance for doubtful accounts	15.1	1,594.3	592.0	—	2,201.4
Settlement assets (2)	—	3,818.3	3,714.3	—	7,532.6
Other current assets	84.9	280.6	95.8	—	461.3

Total current assets	142.8	5,740.3	4,734.3	—	10,617.4

Property and equipment, net of accumulated depreciation	26.4	740.4	325.7	—	1,092.5
Goodwill	—	11,725.3	3,028.4	—	14,753.7
Customer relationships, net of accumulated amortization	—	4,678.0	1,112.5	—	5,790.5
Other intangibles, net of accumulated amortization	605.5	865.3	364.7	—	1,835.5
Investment in affiliates	—	1,271.0	12.0	—	1,283.0
Long-term settlement assets (2)	—	—	463.1	—	463.1
Other long-term assets	644.3	230.1	30.8	—	905.2
Investment in consolidated subsidiaries	28,052.8	1,637.4	—	$(29,690.2)	—

Total assets	$29,471.8	$26,887.8	$10,071.5	$(29,690.2)	$36,740.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2.0	$71.8	$90.6	—	$164.4
Short-term and current portion of long-term borrowings	274.1	43.7	142.3	—	460.1
Settlement obligations (2)	—	3,818.3	4,213.0	—	8,031.3
Other current liabilities	83.4	756.1	286.0	—	1,125.5

Total current liabilities	359.5	4,689.9	4,731.9	—	9,781.3

Long-term borrowings	22,018.2	61.4	84.5	—	22,164.1
Deferred long-term tax (assets) liabilities	(647.2)	2,081.1	100.7	—	1,534.6
Intercompany payable (receivable)	3,005.1	(2,236.7)	(768.4)	—	—
Intercompany notes	1,622.8	(1,195.5)	(427.3)	—	—
Other long-term liabilities	1,084.9	92.2	27.4	—	1,204.5

Total liabilities	27,443.3	3,492.4	3,748.8	—	34,684.5

First Data Corporation stockholder’s equity	2,028.5	23,395.4	6,294.8	$(29,690.2)	2,028.5

Noncontrolling interests	—	—	27.9	—	27.9

Total equity	2,028.5	23,395.4	6,322.7	(29,690.2)	2,056.4

Total liabilities and equity	$29,471.8	$26,887.8	$10,071.5	$(29,690.2)	$36,740.9

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	December 31, 2008
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10.5	$38.9	$356.9	—	$406.3
Accounts receivable, net of allowance for doubtful accounts	14.3	1,799.5	823.4	—	2,637.2
Settlement assets (2)	—	4,138.3	3,791.9	—	7,930.2
Other current assets	73.3	259.1	87.4	—	419.8

Total current assets	98.1	6,235.8	5,059.6	—	11,393.5

Property and equipment, net of accumulated depreciation	26.0	731.2	330.6	—	1,087.8
Goodwill	—	11,548.5	3,312.7	—	14,861.2
Customer relationships, net of accumulated amortization	—	4,822.7	1,164.9	—	5,987.6
Other intangibles, net of accumulated amortization	605.9	887.6	422.1	—	1,915.6
Investment in affiliates	—	1,190.0	69.6	—	1,259.6
Long-term settlement assets (2)	—	—	732.7	—	732.7
Other long-term assets	656.3	233.3	48.5	—	938.1
Investment in consolidated subsidiaries	27,946.7	1,691.8	—	$(29,638.5)	—

Total assets	$29,333.0	$27,340.9	$11,140.7	$(29,638.5)	$38,176.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$83.3	$103.2	—	$186.5
Short-term and current portion of long-term borrowings	157.4	31.7	308.2	—	497.3
Settlement obligations (2)	—	4,138.3	4,542.3	—	8,680.6
Other current liabilities	371.7	737.8	304.1	—	1,413.6

Total current liabilities	529.1	4,991.1	5,257.8	—	10,778.0

Long-term borrowings	21,934.4	43.8	97.0	—	22,075.2
Long-term deferred tax (assets) liabilities	(626.3)	2,181.0	93.5	—	1,648.2
Intercompany payable (receivable)	2,347.6	(1,760.1)	(587.5)	—	—
Intercompany notes	1,613.5	(1,201.1)	(412.4)	—	—
Other long-term liabilities	1,156.8	96.0	19.6	—	1,272.4

Total liabilities	26,955.1	4,350.7	4,468.0	—	35,773.8

First Data Corporation stockholder’s equity	2,377.9	22,990.2	6,648.3	$(29,638.5)	2,377.9

Noncontrolling interests	—	—	24.4	—	24.4

Total equity	2,377.9	22,990.2	6,672.7	(29,638.5)	2,402.3

Total liabilities and equity	$29,333.0	$27,340.9	$11,140.7	$(29,638.5)	$38,176.1

(2)

The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Three months ended March 31, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents at beginning of period	$10.5	$38.9	$356.9	$—	$406.3

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income attributable to First Data Corporation	(231.3)	66.8	(21.4)	(45.4)	(231.3)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1.1	285.6	65.4	—	352.1
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other and other income (expense)	(49.3)	16.4	34.2	—	1.3
Other non-cash and non-operating items, net	109.2	(17.7)	(1.2)	45.4	135.7
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(482.4)	314.4	125.1	—	(42.9)

Net cash (used in) provided by operating activities	(652.7)	665.5	202.1	—	214.9

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(5.8)	(3.4)	—	(9.2)
Payments related to other businesses previously acquired	—	(13.5)	—	—	(13.5)
Additions to property and equipment, net	(1.9)	(20.2)	(25.9)	—	(48.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(24.0)	(9.9)	—	(33.9)
Proceeds from the sale of marketable securities	—	0.2	—	—	0.2
Other investing activities	—	—	5.8	—	5.8

Net cash used in investing activities	(1.9)	(63.3)	(33.4)	—	(98.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	117.0	—	(158.4)	—	(41.4)
Principal payments on long-term debt	(32.4)	(10.2)	(5.6)	—	(48.2)
Intercompany	602.3	(582.7)	(19.6)	—	—

Net cash provided by (used in) financing activities	686.9	(592.9)	(183.6)	—	(89.6)

Effect of exchange rate changes on cash and cash equivalents	—	(1.1)	(9.8)	—	(10.9)

Change in cash and cash equivalents	32.3	8.2	(24.7)	—	15.8

Cash and cash equivalents at end of period	$42.8	$47.1	$332.2	$—	$422.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31, 2008
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents at beginning of period	$60.6	$60.7	$485.2	—	$606.5

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income attributable to First Data Corporation	(221.7)	136.1	104.4	$(240.5)	(221.7)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	9.7	275.7	83.0	—	368.4
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other and other income (expense)	110.2	(0.5)	(66.5)	—	43.2
Other non-cash and non-operating items, net	(156.2)	(87.8)	(1.4)	240.5	(4.9)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(191.8)	238.9	51.9	—	99.0

Net cash (used in) provided by operating activities	(449.8)	562.4	171.4	—	284.0

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(17.6)	—	(175.7)	—	(193.3)
Payments related to other businesses previously acquired	—	(18.1)	(0.2)	—	(18.3)
Additions to property and equipment, net	(1.5)	(34.8)	(17.1)	—	(53.4)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.3)	(26.6)	(12.9)	—	(40.8)
Proceeds from the sale of marketable securities	—	0.2	52.1	—	52.3
Other investing activities	(1.5)	—	—	—	(1.5)

Net cash used in investing activities	(21.9)	(79.3)	(153.8)	—	(255.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	30.0	—	(45.0)	—	(15.0)
Principal payments on long-term debt	(32.2)	(4.7)	(8.0)	—	(44.9)
Capital contributed by Parent	105.1	—	—	—	105.1
Intercompany	454.3	(459.3)	5.0	—	—

Net cash provided by (used in) financing activities	557.2	(464.0)	(48.0)	—	45.2

Effect of exchange rate changes on cash and cash equivalents	—	—	21.2	—	21.2

Change in cash and cash equivalents	85.5	19.1	(9.2)	—	95.4

Cash and cash equivalents at end of period	$146.1	$79.8	$476.0	$—	$701.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Greenwood Village, Colorado, operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; prepaid card services; official check issuance; and check verification, settlement and guarantee.

Segment Realignment

Effective January 1, 2009, the Company’s Chief Executive Officer began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. FDC now operates in four business segments: Retail and Alliance Services, Financial Services, International and Integrated Payment Systems (“IPS”). A summary of the new segments follows:

•

The Retail and Alliance Services segment is comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards and checks. The segment’s merchant processing and acquiring services include authorization, transaction capture, settlement, chargeback handling and internet-based transaction processing. Retail and Alliance Services also provides point-of-sale (“POS”) solutions and other equipment necessary to capture merchant transactions. A majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover). In addition, Retail and Alliance Services provides check verification, settlement and guarantee services and a wide range of open and closed loop stored-value products and processing services. The segment’s largest components of revenue consist of discount fees charged to merchants, processing fees charged to unconsolidated alliances, equity earnings from unconsolidated alliances, selling and leasing of POS devices, fees for check verification, settlement and guarantee services and debit network fees.

•

The Financial Services segment provides issuer card and network solutions and payment management solutions for recurring bill payments. Financial Services also offers services to improve customer communications, billing, online banking and consumer bill payment. Issuer card and network solutions includes credit, retail and debit card processing, debit network services (including the STAR Network), and output services for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting, and network switching as well as reimbursable postage.

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

•

The IPS segment is principally comprised of operations that deal in the issuance of official checks which are sold by agents that are financial institutions and the issuance of money orders which are sold by agents that are financial institutions and retail businesses. Official checks serve as an alternative to a bank’s own items such as cashiers or bank checks. Money orders serve as a disbursement option for a consumer or business. Revenue is principally earned on invested funds which are pending settlement. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., which is licensed to offer payment services that fall under state and federal regulations. This segment is in the process of winding down its official check and money order businesses. IPS also offers other payment services in its capacity as a licensed entity, and such other services will continue after the wind down of the official check and money order businesses.

Although the segments have changed, a detailed discussion regarding the businesses that comprise the Company’s segments, the strategies of the Company and the businesses within the segments, business trends affecting the Company and certain risks inherent in the Company’s business is included in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Summary

The following financial summary presents comparative information for the three months ended March 31, 2009 and the three months ended March 31, 2008:

	Three months ended March 31,
(in millions)	2009	2008	Percentage Change
Total consolidated revenues	$2,076.2	$2,126.5	(2)%
Total consolidated operating profit	$30.4	$196.6	(85)%
Retail and Alliance Services segment revenue	$1,156.0	$1,081.1	7%
Financial Services segment revenue	$544.2	$558.5	(3)%
International segment revenue	$368.7	$439.1	(16)%

Chase Paymentech Solutions and Wells Fargo Merchant Services

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance joint venture, Chase Paymentech SolutionsTM (“CPS”), which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the joint venture. The new domestic owned and managed business is being operated as part of FDC’s Retail and Alliance Services segment. FDC continues to provide transaction processing and related services for certain merchants of the joint venture that were allocated to JPMorgan Chase but are resident on FDC’s processing platforms. FDC historically accounted for its minority interest in the joint venture under the equity method of accounting. Since November 1, 2008, the portion of CPS business received by the Company in the separation is reflected on a consolidated basis throughout the financial statements. In the three months ended March 31, 2008, CPS comprised the vast majority of the “Equity earnings in affiliates” and the processing and other fees noted in footnote (a) on the face of the Consolidated Statements of Operations.

On December 31, 2008, the Company and Wells Fargo & Company (“WFB”) extended their merchant alliance joint venture, Wells Fargo Merchant Services, LLC (“WFMS”) for five years beyond its previously contracted termination date through December 31, 2014. In connection with the agreement to extend WFMS, FDC sold 12.5% of the membership interests to WFB. This resulted in FDC and WFB owning 40% and 60% of WFMS, respectively, as of December 31, 2008. As a result of the transaction, FDC deconsolidated the WFMS balance sheet and is reflecting its remaining ownership interest as an equity method investment. In 2009, the Company’s share of WFMS’s earnings is reflected in the “Equity earnings in affiliates” line in the Consolidated Statements of Operations and therefore consolidated revenues and expenses decreased. In the three months ended March 31, 2009, WFMS comprised the majority of the “Equity earnings in affiliates” and the processing and other fees noted in footnote (a) on the face of the Consolidated Statements of Operations.

In comparing 2008 to 2009, the net impact of the termination of CPS and the deconsolidation of WFMS were offsetting in nature but resulted in net increases in consolidated revenues and expenses and net decreases in “Equity earnings in affiliates” due to the relative greater significance of CPS related balances. Net income attributable to noncontrolling interests was negatively impacted in 2009 compared to 2008 as the result of the WFMS membership interest sale referred to above but was otherwise largely unaffected by the structural changes. The combined impact of these transactions is referred to throughout this MD&A as “the net impact of the alliance transactions.”

Economic Conditions

General economic conditions in the U.S. and other areas of the world weakened in the second half of 2008 with a dramatic acceleration in the fourth quarter which continued into the first quarter of 2009. Many of FDC’s businesses rely in part on the number and size of consumer transactions which have been challenged by a weakened U.S. and world economy and difficult credit markets. Broad slowdowns in consumer spending had a material impact on first quarter 2009 revenues and profits. The Company experienced increased credit losses during the first quarter of 2009 compared to both the first quarter of 2008 and the fourth quarter of 2008 resulting from a higher level of merchant failures and bankruptcy filings generally attributable to challenges in the current economic environment. The Company believes this trend could potentially continue if current economic conditions persist or worsen during the remainder of 2009. In addition, the Company’s revenues and operating profit during the first quarter of 2009 as compared to the same period in 2008 were adversely impacted by consumer spending shifting to large discount merchants. The shift to large discount merchants had less of an effect in the first quarter 2009 compared to the fourth quarter 2008 due to a higher percentage of sales that occurred at large discount merchants during the holiday season. Also as a result of the current economic conditions in the U.S., credit card issuers have been reducing credit limits and closing accounts and are more selective with regard to whom they issue credit cards. This reduction in the number of accounts and account activity adversely impacted Financial Services segment results in the three months ended March 31, 2009 as discussed below. A continuation of the economic slowdown could adversely impact future revenues and profits of the Company.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company’s source of liquidity is principally cash generated from operating activities, supplemented as necessary on a very short-term basis by borrowings against its revolving credit facility. The economic downturn is expected to have at least a near term impact on the capital resources provided by operating activities. The Company utilized the revolving credit facility at the end of March 2009 on a very short-term basis due to timing of expenditures.

In addition to the current economic conditions, there is also volatility in the credit and capital markets which could adversely impact the Company’s results of operations due to the potential for additional investment losses and investment impairments. There were no investment impairments recorded during the three months ended March 31, 2009 and investment losses were not material.

Adoption of SFAS 160

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), effective January 1, 2009 which requires that earnings attributed to noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense. The Company’s Consolidated Statement of Operations for 2008 has been revised to conform to the presentation requirements of SFAS No. 160.

Results of Operations

Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

Consolidated Results

	Three months ended March 31,				Change
(in millions)	2009	% of Total Revenue	2008	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$1,306.8	64%	$1,379.7	64%	$(72.9)	(5)%
Investment income, net	5.8	0%	56.0	3%	(50.2)	(90)%
Product sales and other	174.0	8%	212.0	10%	(38.0)	(18)%
Reimbursable debit network fees, postage and other	589.6	28%	478.8	23%	110.8	23%

	$2,076.2	100%	$2,126.5	100%	$(50.3)	(2)%

Expenses:
Cost of services (exclusive of items shown below)	$786.5	39%	$756.8	36%	$29.7	4%
Cost of products sold	63.5	3%	70.9	3%	(7.4)	(10)%
Selling, general and administrative	254.3	12%	304.3	14%	(50.0)	(16)%
Reimbursable debit network fees, postage and other	589.6	28%	478.8	23%	110.8	23%
Depreciation and amortization	329.5	16%	319.1	15%	10.4	3%
Other operating expenses, net	22.4	1%	—	0%	22.4	NM

	$2,045.8	99%	$1,929.9	91%	$115.9	6%

NM – Not Meaningful

The following provides highlights of revenue and expense growth while a more detailed discussion is included in the “Segment Results” section below:

Operating revenues overview

Transaction and processing service fees – Revenue decreased for the three months ended March 31, 2009 compared to the same period in 2008 mostly due to foreign currency exchange rate movements which negatively impacted the transaction and processing service fees growth rate by 4 percentage points. Other items contributing to the decrease were the impact of the weakened economy, price compression and lost business. Partially offsetting these decreases were increases resulting from the net impact of the alliance transactions described above, which benefited the growth rate by 3 percentage points, as well as growth of existing clients.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment income, net – Revenue decreased for the three months ended March 31, 2009 compared to the same period in 2008 due to lower market interest rates and a decrease in settlement portfolio balances caused by the wind-down of the official check and money order business. Earnings from the official check and money order business were substantially offset by commissions that are netted against earnings on the investment portfolio in the IPS segment. The majority of the investment income was attributable to earnings on settlement assets associated with the merchant acquiring business.

Product sales and other – Decreased for the three months ended March 31, 2009 compared to the same period in 2008 due most significantly to a decrease of $29 million in royalty income reflected in All Other and Corporate.

Reimbursable debit network fees, postage and other – Revenue and expense increased during the three months ended March 31, 2009 compared to the same period in 2008 most significantly due to the net impact of the alliance transactions described above which benefited the reimbursable debit network fees, postage and other growth rate by 21 percentage points. Also contributing to the increase was continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks and an increase in postage rates.

Operating expenses overview

Cost of services – Increased for the three months ended March 31, 2009 compared to the same period in 2008 due to expenses associated with payments to retail independent sales organizations (“ISO”) most significantly as a result of the portion of the CPS alliance received by the Company upon termination which impacted the cost of services growth rate by 4 percentage points. Data center consolidation, platform consolidation, platform development and labor sourcing initiatives also contributed to the increase. Partially offsetting these increases were decreases due to foreign exchange rate movements. Employee related expenses also decreased most significantly due to lower incentive compensation which impacted the cost of services growth rate by 1 percentage point. Cost of services, as a percentage of transaction and processing service fee revenue, increased for the three months ended March 31, 2009 compared to the same period in 2008 as a result of the items noted above.

Cost of products sold – Decreased in the three months ended March 31, 2009 compared to the same period in 2008 due to decreases in customer hardware additions and replacements.

Selling, general and administrative – Selling, general and administrative expenses decreased for the three months ended March 31, 2009 compared to same period in 2008 as the result of foreign currency exchange rate movements, lower incentive compensation, reductions in force and lower legal and professional fees related to the settlement of certain litigation in 2008. Lower incentive compensation impacted the selling, general and administrate growth rate by 6 percentage points. Selling, general and administrative expenses, as a percentage of transaction and processing service fee revenue, decreased for the three months ended March 31, 2009 compared to the same period 2008 as a result of the items noted above.

Depreciation and amortization – Expense increased for the three months ended March 31, 2009 compared to the same period in 2008 due most significantly to the net impact of amortization associated with the alliance transactions noted above as well as an increase due to newly capitalized assets. These increases were partially offset by less amortization in the current period on certain intangible assets that are being amortized on an accelerated basis.

Other operating expenses, net

The Company recorded restructuring charges comprised of severance totaling $30.0 million and facility closures totaling $0.4 million for the three months ended March 31, 2009. The restructurings resulted in the termination of employees company wide totaling $9.5 million in Retail and Alliance Services, $6.1 million in Financial Services, $10.8 million in International and $3.6 million in All Other and Corporate. The restructurings resulted from the elimination of a select number of management and other positions as part of the Company’s cost saving initiatives. Cost saving initiatives are expected to continue into future periods resulting in additional restructuring charges. The Company estimates cost savings resulting from 2009 restructuring activities of approximately $30 million in 2009 and approximately $40 million on an annual basis. Partially offsetting the charges are reversals of 2008 restructuring accruals of $5.3 million related to the Company’s change in strategy related to global labor sourcing initiatives.

Interest expense

Interest expense for the three months ended March 31, 2009 decreased over the same period in 2008 due to lower average interest rates in 2009.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Other income (expense)

	Three months ended March 31,
(in millions)	2009	2008
Investment gains and (losses)	$(0.4)	$22.1
Derivative financial instruments gains and (losses)	6.7	(12.8)
Divestitures, net	(0.5)	—
Non-operating foreign currency gains and (losses)	17.5	(52.5)

Other income (expense)	$23.3	$(43.2)

Investment gains and (losses)-Investment gains for the three months ended March 31, 2008 resulted from the sale of MasterCard stock.

Derivative financial instruments gains and (losses)-The net gains and losses for the three months ended March 31, 2009 and 2008 were due most significantly to the mark-to-market adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges. The most significant impact resulted from foreign currency exchange rate movements on the cross currency swaps.

Non-operating foreign currency gains and (losses)- The net gains and losses related to the mark-to-market of the Company’s intercompany loans and its euro-denominated debt.

Income taxes

The Company’s effective tax rate on pretax loss from continuing operations was (38.8%), a tax benefit, and (40.4%), a tax benefit, for the three months ended March 31, 2009 and 2008, respectively. As a result of the Company’s adoption of SFAS No. 160, the calculation of the effective tax rate has changed from previous years. The adoption of SFAS No. 160 does not impact the total provision for income taxes; however, the Company’s effective tax rate as calculated from the balances shown on the Consolidated Statements of Operations has changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of income from continuing operations, the denominator in the effective tax rate computation.

The effective tax rate for the three months ended March 31, 2009 was slightly higher than the combined federal and state statutory rate though it was impacted by several items that substantially offset, including benefits for foreign taxes at lower effective tax rates partially offset by an increase in the Company’s liability for unrecognized tax benefits. The effective tax rate for the comparative period in 2008 was higher than the combined statutory rate mostly due to higher net income attributable to noncontrolling interests for pass through entities for which there was no tax expense provided most significantly as the result of the deconsolidation of WFMS as described above.

The balance of the Company’s liability for unrecognized tax benefits was approximately $537 million as of March 31, 2009, including approximately $133 million of income tax liabilities for which The Western Union Company is required to indemnify the Company. As of March 31, 2009, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $35 million within the next twelve months as the result of the closure of its 2002 federal tax year. The potential decrease relates to various federal and state tax benefits including research and experimentation credits and certain amortization and loss deductions.

Equity earnings in affiliates

Equity earnings in affiliates decreased for the three months ended March 31, 2009 compared to the same period in 2008 due to the net impact of the alliance transactions described above.

Segment Results

As discussed above in “Overview,” results of operations reflect the segment realignment.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Retail and Alliance Services Segment Results

	Three months ended March 31,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$620.1	53%	$621.9	57%	$(1.8)		(0)%
Product sales and other	76.7	7%	79.7	7%	(3.0)		(4)%
Reimbursable debit network fees, postage and other	426.2	37%	299.6	28%	126.6		42%
Equity earnings in affiliates	31.1	3%	71.9	7%	(40.8)		(57)%
Other revenue	1.9	0%	8.0	1%	(6.1)		(76)%

Total revenue	$1,156.0	100%	$1,081.1	100%	$74.9		7%

Operating profit	$54.2		$83.3		$(29.1)		(35)%
Operating margin	5%		8%		(3	)pts
Key indicators:
Domestic merchant transactions (a)	5,578.3		6,454.4		(876.1)		(14)%

(a)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the POS. The domestic merchant transactions for the three months ended March 31, 2008 include 100% of the CPS alliance transactions. The alliance was terminated on November 1, 2008 and therefore the domestic merchant transactions for the three months ended March 31, 2009 include the transactions related to the Company’s 49% proportionate share of the joint venture’s assets rather than 100% of alliance activity as well as activity for those JPMorgan Chase merchants that continue to process on FDC platforms. The domestic merchant transactions continue to reflect all WFMS alliance transactions despite the deconsolidation described above.

Transaction and processing service fees revenue

Components of transaction and processing service fee revenue

	Three months ended March 31,		Change
(in millions)	2009	2008	Amount	%
Acquiring revenue	$475.1	$432.8	$42.3	10%
Check processing revenue	85.4	98.9	(13.5)	(14)%
Prepaid revenue	46.6	46.0	0.6	1%
Processing revenue charged to unconsolidated merchant alliances	13.0	44.2	(31.2)	(71)%

Total transaction and processing service fees revenue	$620.1	$621.9	$(1.8)	(0)%

Acquiring revenue

Acquiring revenue increased for the three months ended March 31, 2009 compared to the same period in 2008 due to the net impact of the alliance transactions noted above which positively impacted acquiring revenue growth by 15 percentage points. Partially offsetting this increase was a decrease due to personal identification number (“PIN”) debit card transactions exceeding the growth in credit card transactions discussed below, the shift from smaller, more profitable merchants to several nationwide discounters and wholesalers, price compression and the impact of the slowing economy.

Transaction growth was negatively impacted by approximately 18 percentage points resulting from the termination of the CPS alliance noted above. Subsequent to the termination, the segment reported only activity related to its 49% proportionate share of the joint ventures net assets in first quarter of 2009 rather than 100% of the alliance activity that was reported in first quarter of 2008. Partially offsetting this decrease was an increase in transactions resulting from growth from existing clients partially offset by lost business.

Also impacting growth in revenue is the trend of the growth of PIN-debit card transactions exceeding the growth in credit card transactions. The transaction mix changed 4% to PIN-debit during the three months ended March 31, 2009 as compared to the same period in 2008 and increased PIN-debit transactions to 28% of the Company’s domestic merchant transactions. The Company

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

generally earns less margin on PIN-debit card transactions than credit card transactions. The Company experienced a decrease in average ticket size of nearly 14% in the three months ended March 31, 2009 compared to the same period in 2008 driven by changes in consumer spending patterns resulting from current economic conditions and a decrease in petroleum bank card dollar volumes due to declining gas prices.

The Company anticipates that acquiring revenue trends could continue to be negatively impacted by transaction volume shifting from smaller merchants to discounters and wholesalers, PIN-debit growth outpacing credit, and lower average ticket size. These trends are all impacted by the effect the economy has on consumer spending.

Check processing revenue

Check processing revenue decreased for the three months ended March 31, 2009 compared to the same period in 2008 resulting from a decrease in overall check volumes and, to a lesser extent, a shift in transactions to national merchants. This trend is expected to continue throughout the remainder of 2009.

Processing revenue charged to unconsolidated merchant alliances

The decrease in processing revenue charged to unconsolidated merchant alliances is due most significantly to the net impact of the alliance transactions noted above.

Reimbursable debit network fees, postage and other

For the three months ended March 31, 2009, reimbursable debit network fees, postage and other increased compared to the same period in 2008 due to the net impact of the alliance transactions which contributed 34 percentage points to the reimbursable debt network fees, postage and other growth rate. Also contributing to the increase was growth in debit network fees resulting from rate increases imposed by the debit networks. Debit network fees represent substantially all of the balance within this line item.

Equity earnings

For the three months ended March 31, 2009, equity earnings decreased compared to the same period in 2008 due mostly to the net impact of the alliance transactions. The equity earnings presented as part of revenue at the segment level do not include the impact of amortization of intangible assets which is netted against equity earnings in the Consolidated Statements of Operations.

Operating profit

In addition to the impact of the items noted above, Retail and Alliance Services segment operating profit for the three months ended March 31, 2009 compared to the same period in 2008 was negatively impacted by increased credit losses due to a higher level of merchant failures and bankruptcy filings resulting from challenges in the current economic environment and incremental spending on platform consolidation. These items negatively impacted segment operating profit by 15 and 7 percentage points, respectively. Also negatively impacting segment operating profit were incremental costs associated with the CPS termination and the WFMS membership interest sale described above. Partially offsetting these decreases was an increase due to lower incentive compensation that contributed 12 percentage points to segment operating profit.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Services Segment Results

	Three months ended March 31,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$365.0	67%	$367.8	66%	$(2.8)		(1)%
Product sales and other	7.2	1%	7.7	1%	(0.5)		(6)%
Reimbursable postage and other	171.6	32%	182.4	33%	(10.8)		(6)%
Other revenue	0.4	0%	0.6	0%	(0.2)		(33)%

Total revenue	$544.2	100%	$558.5	100%	$(14.3)		(3)%

Operating profit	$75.9		$89.9		$(14.0)		(16)%
Operating margin	14%		16%		(2	)pts
Key indicators:
Domestic debit issuer transactions (a)	2,965.3		2,845.7		119.6		4%
Domestic active card accounts on file (end of period) (b)	119.4		124.0		(4.6)		(4)%
Domestic card accounts on file (end of period) (c)	640.6		638.6		2.0		0%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.

(b)	Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.

(c)	Domestic card accounts on file include credit, retail and debit card accounts as of the last month of the quarter.

Transaction and processing service fees revenue

Components of transaction and processing service fee revenue

	Three months ended March 31,		Change
(in millions)	2009	2008	Amount	%
Credit, retail and debit card processing	$250.4	$250.6	$(0.2)	(0)%
Output services	73.5	70.2	3.3	5%
Other revenue	41.1	47.0	(5.9)	(13)%

Total	$365.0	$367.8	$(2.8)	(1)%

Credit, retail and debit card processing revenue

Credit, retail and debit card processing revenue remained relatively flat for the three months ended March 31, 2009 compared to the same period in 2008. Credit and retail card revenue negatively impacted the credit card, retail and debit processing revenue growth rate which was mostly offset by debit card revenue benefiting the growth rate. Decreases related to price compression from contract renewals and decreased customer product usage and were offset by increases related to net new business in the card services business and internal growth related to debit network services.

As a result of the current economic conditions discussed above, the Company experienced a decline in the number of credit and retail card accounts on file, both active and inactive, during the three months ended March 31, 2009 compared to the same period in 2008. This decline in accounts has negatively impacted credit and retail card processing revenue for the first quarter of 2009 and could continue to impact revenue if such trend persists. The economic downturn has also slowed the growth rate of debit issuer transactions as such transactions increased only moderately during the first quarter of 2009 compared to the first quarter of 2008.

As a result of a bank consolidation, JPMorgan Chase has begun to terminate services under certain Washington Mutual Bank agreements. This will negatively impact the overall growth in “Transaction and processing service fees revenue” within the Consolidated Statements of Operations beginning in the second quarter of 2009 through the second quarter of 2010. The negative

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

impact will be partially offset by recognition of a payment the Company received in settlement of previous agreements and resolution of certain disputed matters which will be recognized in earnings as deconversion services are completed. Washington Mutual Bank represented approximately 6% of transaction and process service fees revenue for the segment in 2008.

Output services revenue

Output services revenue increased for the three months ended March 31, 2009 compared to the same period in 2008 due to higher plastics volumes as a result of new business as well as increased volumes from existing clients. Partially offsetting these increases were decreases in print mail volumes mostly due to lost business, lower product usage of an existing customer and the reduction in the number of accounts and account activity due to current economic conditions discussed above.

Other revenue

Other revenue consists mostly of revenue from remittance processing. Other revenue decreased for the three months ended March 31, 2009 compared to the same period in 2008 due most significantly to lower remittance and check processing volumes due to the current economic conditions and the shift from paper to electronic forms of payment. The wind-down of an existing product also contributed to the decrease.

Reimbursable postage and other revenue

Reimbursable postage and other revenue decreased for the three months ended March 31, 2009 compared to the same period in 2008 due most significantly to a decrease in print mail volumes resulting from lost business, lower product usage of an existing client and the reduction in the number of accounts and account activity due to current economic conditions discussed above, partially offset by an increase due to the postage rate increase in May 2008. Reimbursable postage and other revenue will be negatively impacted beginning in March 2009 by the Washington Mutual Bank agreement termination discussed above. Washington Mutual Bank represented approximately 18% of reimbursable postage and other revenue for the segment in 2008.

Operating profit

In addition to the items noted above, Financial Services segment operating profit decreased for the three months ended March 31, 2009 compared to the same period in 2008 due most significantly to higher costs as a result of technology contractor services, which are not expected to be as significant in future quarters. Partially offsetting these decreases was an increase due to lower incentive compensation in the first quarter 2009 compared to the first quarter 2008 which benefited the segment operating growth rate by 5 percentage points.

International Segment Results

	Three months ended March 31,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$283.1	76%	$344.5	79%	$(61.4)		(18)%
Product sales and other	72.3	20%	71.8	16%	0.5		1%
Other revenue	13.3	4%	22.8	5%	(9.5)		(42)%

Total revenue	$368.7	100%	$439.1	100%	$(70.4)		(16)%

Operating profit	$6.6		$19.4		$(12.8)		(66)%
Operating margin	2%		4%		(2	)pts
Key indicators:
International transactions (a)	1,612.9		1,464.7		148.2		10%
International card accounts on file (end of period) (b)	81.6		79.4		2.2		3%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.

(b)	International card accounts on file include bankcard and retail.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Summary

Segment revenue decreased for the three months ended March 31, 2009 compared to the same period in 2008 mostly due to foreign currency exchange rate movements. Foreign currency exchange rate movements negatively impacted segment revenue growth by 18 percentage points.

If global economic conditions were to deteriorate further, the Company anticipates the International segment’s revenue and operating profit could be further impacted throughout 2009 by transaction growth pressures, reduced levels of new business, reduced net number of merchant accounts and potential reduced average transaction values.

Transaction and processing service fees revenue

Transaction and processing service fees revenue decreased for the three months ended March 31, 2009 compared to the same period in 2008 due generally to the foreign currency exchange rate movements noted above, lost business and price compression. Foreign exchange rate movements negatively impacted transaction and processing service fees revenue growth by 18 percentage points. The majority of the lost business related to a financial institution in Europe deconverting in the first quarter of 2008. Partially offsetting these decreases were increases due to growth of existing clients.

Transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was driven mostly by the impact of foreign exchange rate movements, the mix of transaction types and price compression.

Product sales and other

Product sales and other revenue remained relatively flat for the three months ended March 31, 2009 compared to the same period in 2008. Net increases and decreases were not individually significant.

Operating profit

The segment’s operating profit decreased in the three months ended March 31, 2009 compared to the same period in 2008 due to the factors noted above. Also negatively impacting segment operating profit growth was incremental infrastructure and platform consolidation expenses and depreciation and amortization expense associated with the final allocation of purchase price from the Company’s acquisition by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”) as well as from incremental capital expenditures. Operating profit growth benefited from lower incentive compensation and the impact of a credit loss expense recorded in first quarter of 2008 as a result of a customer bankruptcy.

Capital Resources and Liquidity

The Company’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a very short-term basis by borrowings against its revolving credit facility. The economic downturn (described under “Economic Conditions” above) is expected to continue having at least a near term impact on the capital resources provided by operating activities. If the impact is more than expected, certain capital expenditures may be limited and, in an extreme situation, may require the use of the revolving credit facility to fund interest payments or capital expenditures; however, to prevent such measures, the Company has implemented cost saving initiatives that it expects will allow it to continue to fund such items from operating activities. Based on the above, the Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights the Company’s cash flow activities from continuing operations and the sources and uses of funding during the three months ended March 31, 2009 and 2008.

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At March 31, 2009 and December 31, 2008, the Company held $422.1 million and $406.3 million in cash and cash equivalents, respectively.

Cash and cash equivalents held by IPS are not available to fund any operations outside of the IPS business. At March 31, 2009 and December 31, 2008, the cash and cash equivalents held by IPS totaled $186.2 million and $180.3 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents held outside of the U.S. at March 31, 2009 and December 31, 2008 were $133.7 million and $166.1 million, respectively. As of March 31, 2009, there was approximately $50 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. The Company plans to fund any cash needs during the remainder of 2009 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Operating Activities

	Three months ended March 31,
Source/(use) (in millions)	2009	2008
Net loss attributable to First Data Corporation	$(231.3)	$(221.7)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	352.1	368.4
Other non-cash and non-operating items, net	137.0	38.3
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	427.0	240.0
Other assets, current and long-term	68.5	142.1
Accounts payable and other liabilities, current and long-term	(368.7)	(133.3)
Income tax accounts	(169.7)	(149.8)

Net cash provided by operating activities	$214.9	$284.0

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

Uses of cash in 2009 resulted from payments for various liabilities the most significant of which included interest payments on long-term debt and incentive compensation payments. The Company paid approximately $525 million in cash interest payments during the first quarter of 2009. The increase in interest payments during the first quarter of 2009 compared to the first quarter of 2008 was due primarily to the timing of interest payments resulting from amendments in June 2008 which, among other things, provided for the exchange of remaining bridge loans into notes and called for interest on the notes to be paid semi-annually rather than quarterly as had been called for under the bridge loans. This increase was partially offset by the effect of reduced interest rates in 2009 applicable to the variable rate debt. Sources of cash in 2009 were associated with the timing of prefunding certain settlement arrangements, collection of receivables and a distribution received from an alliance. An additional source of cash of $246 million resulted from funding of domestic settlement obligations which should have been received from a card association on December 31, 2008 but was not received until the first business day of 2009 due to a file transfer issue.

The sources of cash in 2008 resulted from collection of receivables and distributions of earnings associated with an alliance. Partially offsetting these sources of cash were uses resulting from interest payments on long-term debt, incentive compensation payments and distributions of earnings to noncontrolling interests. Cash interest payments during the first quarter of 2008 were approximately $445 million.

The Company expects to fund interest payments on long-term debt throughout the remainder of 2009 with cash flows from operating activities. If, however, such cash flows are not sufficient, the Company will utilize its revolving credit facility or reduce discretionary spending.

Cash Flows from Investing Activities

	Three months ended March 31,
Source/(use) (in millions)	2009	2008
Current period acquisitions, net of cash acquired	$(9.2)	$(193.3)
Payments related to other businesses previously acquired	(13.5)	(18.3)
Additions to property and equipment, net	(48.0)	(53.4)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(33.9)	(40.8)
Proceeds from the sale of marketable securities	0.2	52.3
Other investing activities	5.8	(1.5)

Net cash used in investing activities	$(98.6)	$(255.0)

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Acquisitions

All acquisitions during 2009 and 2008 were funded from cash flows from operating activities. The Company expects to fund significantly less in 2009 for acquisitions than in prior periods; however, the Company does anticipate funding certain of its merchant alliance partners for new referral streams contributed to the alliances. If cash flows from operating activities are not sufficient to fund acquisitions, the Company may borrow against its revolving credit facility or find other sources of financing. For a more detailed discussion regarding 2009 acquisitions refer to Note 4 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

During the three months ended March 31, 2008, the Company entered into a joint venture with Allied Irish Banks p.l.c. (“AIB”), of which the Company owns 50.1% and completed a minority interest buy out.

Payments Related to Other Businesses Previously Acquired

During the three months ended March 31, 2009 and 2008, payments related to other businesses previously acquired related mostly to contingent consideration largely associated with a merchant alliance. The payments in 2009 and 2008 were recognized as a part of purchase accounting associated with the merger with affiliates of KKR and did not result in an increase in assets. The merger is described in the “Merger” section of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In connection with the extension transaction with the applicable merchant alliance described in “Overview” above, the Company is subject to no additional consideration on this alliance after the first quarter 2009 payment for activity in the fourth quarter 2008.

Capital Expenditures

The Company expects that capital expenditures will be approximately $350 million for the full year 2009. Capital expenditures in 2009 are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility.

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities for the three months ended March 31, 2008 resulted from the sale of MasterCard shares.

Cash Flows from Financing Activities

	Three months ended March 31,
Source/(use) (in millions)	2009	2008
Short-term borrowings, net	$(41.4)	$(15.0)
Principal payments on long-term debt	(48.2)	(44.9)
Capital contributed by Parent	—	105.1

Net cash (used in) provided by financing activities	$(89.6)	$45.2

Short-Term Borrowings, net

The Company has a $2.0 billion senior secured revolving credit facility with a term through the third quarter of 2013 for which interest is payable based upon LIBOR plus an applicable margin. The Company had $135.0 million and $18.0 million outstanding against the revolving credit facility as of March 31, 2009 and December 31, 2008, respectively, representing an incremental source of cash of $117.0 million. The Company utilizes its revolving credit facility on a short-term basis to fund investing or operating activities when cash flows from operating activities are not sufficient. The senior secured revolving credit facility can be used, without covenant restriction, for working capital and general corporate purposes.

Since an affiliate of Lehman Brothers Holdings Inc. filed for bankruptcy in September 2008, it has not funded its $230.6 million commitment under the Company’s senior secured revolving credit facility and there is no assurance they will participate in any future funding requests or that the Company could obtain replacement loan commitments from other banks. The Company is monitoring the financial stability of other financial institutions that have made commitments under the revolving credit facility, none of which represent more than approximately 15% of the remaining capacity. As of March 31, 2009, $1.6 billion remained available under this facility after considering the amount outstanding above, the letters of credit issued under the facility and the commitment that is no longer being funded noted above.

Also during 2009, the Company had a use of cash resulting from net payments on credit lines used to prefund settlement activity.

The use of cash related to short-term borrowings in 2008 resulted from an additional net $30 million draw on the senior secured revolving credit facility (draws in the first quarter were for a short duration) as well as timing of draws and payments on credit lines associated with settlement activity.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Principal Payments on Long-Term Debt

The Company made principal payments of $32.2 million and $31.9 million related to its senior secured term loan facility during the first quarter of 2009 and 2008, respectively.

Payments for capital leases were $15.9 million and $11.8 million for the three months ended March 31, 2009 and 2008, respectively.

The current adverse economic conditions in the U.S. and around the world and the potential negative impact such conditions could have on the Company’s results of operations, have impacted the Company’s debt ratings and could have further impact based on future economic developments. As of May 14, 2009, the Company’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). Additionally, these economic conditions and the Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility.

Capital Contributed by Parent

During 2008, the Company received capital contributions from First Data Holdings Inc. (“Holdings”), comprised mostly of the proceeds from purchases of shares in Holdings by certain management employees of FDC. The Company used these contributions to fund operations.

Letters, Lines of Credit and Other

	Total Available		Total Outstanding
(in millions)	As of March 31, 2009	As of December 31, 2008	As of March 31, 2009	As of December 31, 2008
Letters of Credit (a)	$514.1	$514.3	$53.5	$54.0
Lines of Credit and Other (b)	$463.9	$608.9	$124.4	$294.7

(a)	Up to $500 million of the Company’s $2.0 billion senior secured revolving credit facility is available for letters of credit, of which $39.4 million and $39.7 million of letters of credit were issued under the facility as of March 31, 2009 and December 31, 2008, respectively. An additional $14.1 million of letters of credit were outstanding associated with other arrangements. Outstanding letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. All letters of credit expire prior to February 28, 2010 with a one-year renewal option. The Company expects to renew most of the letters of credit prior to expiration.

(b)	As of March 31, 2009, represents $369.2 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available to fund settlement activity and are associated with First Data Deutschland, Cashcard Australia, Ltd., the joint venture with AIB, First Data Polska and the Merchant Solutions joint venture. Except for $13.5 million available for working capital needs, the Company cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, the Company had borrowings outstanding against them. The totals available, including all committed amounts and uncommitted amounts if borrowings were outstanding, in functional currencies as of March 31, 2009 were approximately 215 million euro, 160 million Australian dollars and 205 million Polish zloty.

The Company believes its liquidity exposure associated with its lines of credit is slightly increased as a result of the weakening of the global economy; however, the Company does not believe this will have any impact on the overall liquidity of the Company. In the event one or more of the aforementioned lines of credit becomes unavailable, the Company will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant Non-Cash Transactions

During the three months ended March 31, 2009 and 2008, the principal amount of the Company’s senior unsecured PIK notes increased by $165.2 million and $67.6 million, respectively, resulting from the “payment” of accrued interest expense.

During the three months ended March 31, 2009 and 2008, the Company entered into capital leases totaling approximately $68 million and $39 million, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Guarantees and Covenant Compliance

For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and Covenants” and “Covenant Compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Annual Report on Form 10-K. As of March 31, 2009, the Company is in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $12,995.6 million, Consolidated EBITDA of $2,776.6 million and a Ratio of 4.68 to 1.00.

The calculation of Consolidated EBITDA under the senior secured term loan facility is as follows (in millions):

Last Twelve months ended March 31, 2009
Net loss attributable to First Data Corporation	$(3,773.8)
Interest expense, net (1)	1,875.0
Income tax benefit	(713.5)
Depreciation and amortization	1,543.4

EBITDA (13)	(1,068.9)

Stock based compensation (2)	16.8
Other items (3)	3,244.9
Debt repayment gain (4)	(7.0)
Official check and money order EBITDA (5)	30.7
Cost of data center, technology and savings initiatives (6)	244.3
Transaction related fees	3.2
Purchase accounting (7)	19.3
Sponsor’s annual management fee	20.7
Pre-acquisition EBITDA of acquired or divested businesses (8)	(31.7)

Adjusted EBITDA (13)	2,472.3

Projected near-term cost savings (9)	115.0

Adjusted EBITDA plus projected near-term cost savings (13)	2,587.3

Noncontrolling interests (10)	130.6
Equity entities taxes, depreciation and amortization (11)	55.7
Other (12)	3.0

Consolidated EBITDA (13)	$2,776.6

(1)	Includes interest expense and interest income.

(2)	Stock based compensation recognized as expense.

(3)	Other items include net restructuring, impairments, investment gains and losses, derivative financial instruments gains and losses, net divestitures, non-operating foreign currency gains and losses and other.

(4)	Gain resulting from the early repayment of long-term debt.

(5)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to the Company’s wind-down of these businesses.

(6)	Represents implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expense related to the reorganization of global application development resources, expense associated with domestic data center consolidation initiatives and planned workforce reduction expenses as well as certain platform development costs directly associated with the termination of the CPS alliance, all of which are considered one-time projects (excludes costs accrued in purchase accounting).

(7)	Represents the effect of purchase accounting associated with the merger of the Company with affiliates of KKR on EBITDA which is primarily the result of revenue recognition adjustments.

(8)	Reflects the EBITDA of companies acquired or divested after March 31, 2008 through March 31, 2009, as if these companies had been acquired or divested on April 1, 2008.

(9)	Reflects cost savings projected to be achieved within twelve months on an annualized basis principally in connection with cost savings initiatives described in Note 6.

(10)	Reflects all noncontrolling interests.

(11)	Represents the Company’s proportional share of income taxes, depreciation, and amortization on equity method investments.

(12)	Includes non-capitalized merger and acquisition costs and losses on equity method investments.

(13)

EBITDA is defined as income (loss) from continuing operations attributable to First Data Corporation plus net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under U.S. generally accepted accounting

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

principles (“GAAP”) and does not purport to be an alternative to income (loss) attributable to First Data Corporation as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2009 and 2008, the Company did not engage in any off-balance sheet financing activities.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the Company’s contractual obligation and commercial commitments, including FIN 48 liabilities, from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The position amends the other-than-temporary impairment guidance for debt securities and changes the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The new FSP requires an entity to assess whether it (a) has the intent to sell a debt security or (b) more likely than not will be required to sell a debt security before its anticipated recovery. If either of these conditions are met, and if the security in question has a decline in value, the entity must recognize an other-than-temporary impairment. The new FSP also requires consideration of whether a credit loss exists relative to a debt security and governs the accounting for it. The requirements of this FSP will apply to existing investments held by the Company as of April 1, 2009 and prospectively to new investments after that date. For debt securities held at April 1, 2009, the cumulative effect of initially applying this FSP, if any, may require recognition. The Company is currently evaluating the impact of the FSP on its financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 related to its exposure to market risk from interest rates or foreign currency.

Regulatory

Through its merchant alliances, the Retail and Alliance Services segment holds ownership interests in competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, the Company actively maintains an antitrust compliance program.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”). There were no material developments in the litigation matters previously disclosed except as discussed below.

ATM Fee Antitrust Litigation

In the ATM Fee Antitrust Litigation action that was previously reported in the Annual Report, on April 6, 2009, the defendants filed a Motion to Dismiss the Second Amended Complaint.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in the Company’s Annual Report on form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

99.2	Summary Segment Data – Adjusted for Segment Realignment.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: May 15, 2009	By	/s/ Philip M. Wall
Philip M. Wall
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2009	By	/s/ Gregg W. Sonnen
Gregg W. Sonnen
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

99.2	Summary Segment Data – Adjusted for Segment Realignment.