Form 10-K/A
period 2008-12-31
FIRST DATA CORP
filed 2009-05-28
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 25, 2009 (the “Original Form 10-K”), and Amendment No. 1 to Form 10-K on Form 10-K/A filed on March 31, 2009 (“Amendment No. 1”). The amendment supplements the Company’s Original Form 10-K in response to a comment received from the Securities and Exchange Commission on May 13, 2009. The purpose of the amendment is to (a) include the schedules and exhibits to the Credit Agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007 among First Data Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, swingline lender and letter of credit issuer, Citibank, N.A., as syndication agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners as part of Exhibit 10.1. and (b) update the Exhibit List in Item 15 to reflect the filing with this amendment of (i) Exhibit 10.1 with schedules and exhibits and (ii) new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended. No other information in the Original Form 10-K or Amendment No. 1 is amended hereby. Except for the amended disclosures set forth above, the information in this Form 10-K/A has not been updated to reflect events that occurred after March 25, 2009, the filing date of our Original Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(3)	The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

EXHIBIT NO.	DESCRIPTION

2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006, Commission File No. 1-11073).

2.2	Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2007, Commission File No. 1-11073).

3(i)	Restated Certificate of Incorporation of First Data Corporation (incorporated by reference to Exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File
No. 1-11073).

3(ii)	Registrant’s By-laws (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

4.1	Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9 7/8% Senior Notes (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.2	Senior Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Cash Pay Notes due 2015 and Senior PIK Notes due 2015 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File
No. 1-11073).

4.3	Senior Subordinated Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.4	Registration Rights Agreement, dated September 24, 2008, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and CitiBank, N.A., as Administrative Agent for the Lenders identified therein, relating to the Senior Cash Pay Notes due 2015 and Senior PIK Notes due 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.5	Registration Rights Agreement, dated September 24, 2008, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and CitiBank, N.A., as Administrative Agent for the Lenders identified therein, relating to the Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File
No. 1-11073).

4.6	Senior Unsecured Interim Loan Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Credit Suisse, Cayman Islands Branch, as syndication agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 28, 2007).

EXHIBIT NO.	DESCRIPTION

4.7	First Amendment to the Amended and Restated Senior Unsecured Interim Loan Agreement, dated as of June 19, 2008, among First Data Corporation, Citibank, N.A., as administrative agent, and the Guarantors named therein (incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K filed June 25, 2008, Commission File No. 1-11073).

4.8	Senior Unsecured Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.9	Indenture dated as of March 26, 1993 between the Registrant and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed June 3, 1994, Commission File No. 1-11073 (Registration No. 33-74568)).

4.10	2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2007, Commission File No. 1-11073).

10.1(1)	Credit Agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007 among First Data Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, swingline lender and letter of credit issuer, Citibank, N.A., as syndication agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners.

10.2	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.3	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.4	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.5	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.6	Letter Agreement, dated as of June 27, 2007, between New Omaha Holdings L.P. and Michael Capellas, as assumed by First Data Corporation and New Omaha Holdings Corporation as of September 24, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 28, 2007, Commission file No. 1-11073). *

10.7	Employment Agreement between the Registrant and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission file No. 1-11073). *

10.8	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

EXHIBIT NO.	DESCRIPTION

10.9	Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.10	Form of Management Stockholder’s Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.11	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.12	First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 12, 1999 Annual Meeting, Commission File No. 1-11073). *

10.13	First Data Corporation 2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007, Commission File No. 1-11073).*

10.14	Registrant’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009). *

10.15	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2004, Commission File No. 1-11073). *

10.16	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.17	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 non-Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.18	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.19	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.20	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.21	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.22	First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 as amended and restated effective September 24, 2007 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073). *

EXHIBIT NO.	DESCRIPTION

10.23	Amendment No. 1 to the First Data Corporation Severance/Change in Control Policy (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009).

10.24	Description of Named Executive Officer salary and bonus arrangements for 2009 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009). *

10.25	Description of First Data Holdings Inc. director compensation (incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-4 filed August 12, 2008, Commission File No. 1-11073). *

10.26	First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-4 filed August 12, 2008, Commission File
No. 1-11073). *

12	Computation in Support of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009).

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

(c)	The following financial statements were included in Amendment No. 1 to the Company’s annual report:

(1)	Chase Paymentech

Combined Financial Statements and Report of Independent Registered Public Accounting Firm

For the fiscal years ended December 31, 2007, 2006 and 2005 (unaudited).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

By:	/s/ MICHAEL D. CAPELLAS
Michael D. Capellas Chief Executive Officer and Chairman of the Board

Date: May 28, 2009

By:	/s/ PHILIP M. WALL
Philip M. Wall Executive Vice President and Chief Financial Officer

Date: May 28, 2009

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006, Commission File No. 1-11073).

2.2	Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2007, Commission File No. 1-11073).

3(i)	Restated Certificate of Incorporation of First Data Corporation (incorporated by reference to Exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File
No. 1-11073).

3(ii)	Registrant’s By-laws (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

4.1	Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9 7/8% Senior Notes (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.2	Senior Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Cash Pay Notes due 2015 and Senior PIK Notes due 2015 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File
No. 1-11073).

4.3	Senior Subordinated Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.4	Registration Rights Agreement, dated September 24, 2008, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and CitiBank, N.A., as Administrative Agent for the Lenders identified therein, relating to the Senior Cash Pay Notes due 2015 and Senior PIK Notes due 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.5	Registration Rights Agreement, dated September 24, 2008, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and CitiBank, N.A., as Administrative Agent for the Lenders identified therein, relating to the Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File
No. 1-11073).

4.6	Senior Unsecured Interim Loan Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Credit Suisse, Cayman Islands Branch, as syndication agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 28, 2007).

EXHIBIT NO.	DESCRIPTION

4.7	First Amendment to the Amended and Restated Senior Unsecured Interim Loan Agreement, dated as of June 19, 2008, among First Data Corporation, Citibank, N.A., as administrative agent, and the Guarantors named therein (incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K filed June 25, 2008, Commission File No. 1-11073).

4.8	Senior Unsecured Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.9	Indenture dated as of March 26, 1993 between the Registrant and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed June 3, 1994, Commission File No. 1-11073 (Registration No. 33-74568)).

4.10	2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2007, Commission File No. 1-11073).

10.1(1)	Credit Agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007 among First Data Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, swingline lender and letter of credit issuer, Citibank, N.A., as syndication agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners.

10.2	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.3	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.4	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.5	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.6	Letter Agreement, dated as of June 27, 2007, between New Omaha Holdings L.P. and Michael Capellas, as assumed by First Data Corporation and New Omaha Holdings Corporation as of September 24, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 28, 2007, Commission file No. 1-11073). *

10.7	Employment Agreement between the Registrant and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission file No. 1-11073). *

10.8	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

EXHIBIT NO.	DESCRIPTION

10.9	Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.10	Form of Management Stockholder’s Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.11	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.12	First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 12, 1999 Annual Meeting, Commission File No. 1-11073). *

10.13	First Data Corporation 2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007, Commission File No. 1-11073).*

10.14	Registrant’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009). *

10.15	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2004, Commission File No. 1-11073). *

10.16	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.17	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 non-Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.18	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.19	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.20	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.21	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.22	First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 as amended and restated effective September 24, 2007 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073). *

EXHIBIT NO.	DESCRIPTION

10.23	Amendment No. 1 to the First Data Corporation Severance/Change in Control Policy (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009).

10.24	Description of Named Executive Officer salary and bonus arrangements for 2009 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009). *

10.25	Description of First Data Holdings Inc. director compensation (incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-4 filed August 12, 2008, Commission File No. 1-11073). *

10.26	First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-4 filed August 12, 2008, Commission File
No. 1-11073). *

12	Computation in Support of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009).

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.