Form 10-Q
period 2009-06-30
FIRST DATA CORP
filed 2009-08-14
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-11073

FIRST DATA CORPORATION

(Exact name of registrant as specified in its charter)

www.firstdata.com

DELAWARE	47-0731996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5565 GLENRIDGE CONNECTOR, N.E., SUITE 2000, ATLANTA, GEORGIA	30342
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (404) 890-2000

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$709.6	$700.9	$1,331.1	$1,335.8
Check services	84.6	97.1	171.1	197.7
Card services (a)	454.2	506.0	924.6	1,014.3
Other services	123.1	139.7	251.5	275.6
Investment income, net	(1.0)	35.8	4.8	91.8
Product sales and other (a)	206.2	214.0	380.2	426.0
Reimbursable debit network fees, postage and other	631.9	510.8	1,221.5	989.6

	2,208.6	2,204.3	4,284.8	4,330.8

Expenses:
Cost of services (exclusive of items shown below)	673.1	709.1	1,387.4	1,430.6
Cost of products sold	80.2	83.4	143.7	154.3
Selling, general and administrative	331.2	355.5	657.7	695.1
Reimbursable debit network fees, postage and other	631.9	510.8	1,221.5	989.6
Depreciation and amortization	365.6	338.8	695.1	657.9
Other operating expenses:
Restructuring, net	8.4	(0.1)	33.5	(0.1)
Litigation and regulatory settlements	—	—	(2.7)	—

	2,090.4	1,997.5	4,136.2	3,927.4

Operating profit	118.2	206.8	148.6	403.4

Interest income	3.1	6.6	6.4	15.6
Interest expense	(449.6)	(451.1)	(897.8)	(968.8)
Other income (expense)	(3.6)	6.4	19.7	(36.8)

	(450.1)	(438.1)	(871.7)	(990.0)

Loss before income taxes and equity earnings in affiliates	(331.9)	(231.3)	(723.1)	(586.6)
Income tax benefit	(112.8)	(69.4)	(257.6)	(199.9)
Equity earnings in affiliates	25.5	41.6	44.0	73.7

Net loss	(193.6)	(120.3)	(421.5)	(313.0)
Less: Net income attributable to noncontrolling interests	2.3	40.3	5.7	69.3

Net loss attributable to First Data Corporation	$(195.9)	$(160.6)	$(427.2)	$(382.3)

( a)

Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $22.4 million and $43.5 million for the three and six months ended June 30, 2009, respectively, and $55.7 million and $109.2 million for the comparable periods in 2008.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except common stock share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$768.0	$406.3
Accounts receivable, net of allowance for doubtful accounts of $16.4 (2009) and $16.6 (2008)	2,189.5	2,637.2
Settlement assets	8,490.1	7,930.2
Other current assets	482.6	419.8

Total current assets	11,930.2	11,393.5

Property and equipment, net of accumulated depreciation of $387.5 (2009) and $261.1 (2008)	1,083.0	1,087.8
Goodwill	17,113.5	14,861.2
Customer relationships, net of accumulated amortization of $1,337.2 (2009) and $932.1 (2008)	6,411.7	5,987.6
Other intangibles, net of accumulated amortization of $534.1 (2009) and $373.1 (2008)	2,219.7	1,915.6
Investment in affiliates	1,296.6	1,259.6
Long-term settlement assets	479.4	732.7
Other long-term assets	878.1	938.1

Total assets	$41,412.2	$38,176.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$174.8	$186.5
Short-term and current portion of long-term borrowings	447.1	497.3
Settlement obligations	9,018.8	8,680.6
Other current liabilities	1,218.6	1,413.6

Total current liabilities	10,859.3	10,778.0

Long-term borrowings	22,185.7	22,075.2
Long-term deferred tax liabilities	1,433.4	1,648.2
Other long-term liabilities	1,172.6	1,272.4

Total liabilities	35,651.0	35,773.8

Commitments and contingencies (See Note 7)

Redeemable noncontrolling interest	193.0	—

First Data Corporation stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2009 and 2008)	—	—
Additional paid-in capital	7,390.0	7,380.8

Paid-in capital	7,390.0	7,380.8
Accumulated loss	(4,468.1)	(4,068.0)
Accumulated other comprehensive loss	(826.6)	(934.9)

Total First Data Corporation stockholder’s equity	2,095.3	2,377.9

Noncontrolling interests	3,472.9	24.4

Total equity	5,568.2	2,402.3

Total liabilities and equity	$41,412.2	$38,176.1

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash and cash equivalents at beginning of period	$406.3	$606.5

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(421.5)	(313.0)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	741.1	761.9
Charges, net, related to other operating expenses and other income (expense)	13.3	36.7
Other non-cash and non-operating items, net	133.5	(30.0)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	541.2	162.9
Other assets, current and long-term	101.8	188.4
Accounts payable and other liabilities, current and long-term	(295.0)	(225.3)
Income tax accounts	(301.4)	(213.8)

Net cash provided by operating activities	513.0	367.8

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(9.9)	(177.8)
Payments related to other businesses previously acquired	(13.5)	(16.7)
Additions to property and equipment	(89.6)	(122.6)
Proceeds from sale of property and equipment	15.4	—
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(73.1)	(77.1)
Proceeds from the sale of marketable securities	0.2	52.4
Other investing activities	5.8	5.0

Net cash used in investing activities	(164.7)	(336.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(72.8)	61.0
Principal payments on long-term debt	(98.1)	(97.2)
Contributions from noncontrolling interests	193.0	—
Distributions and dividends paid to noncontrolling interests	(6.6)	(71.2)
Purchase of noncontrolling interest	—	(17.6)
Capital contributed by Parent	—	104.3
Cash dividends	—	(0.9)

Net cash provided by (used in) financing activities	15.5	(21.6)

Effect of exchange rate changes on cash and cash equivalents	(2.1)	39.4

Change in cash and cash equivalents	361.7	48.8

Cash and cash equivalents at end of period	$768.0	$655.3

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in millions)

			First Data Corporation Shareholder
	Total	Comprehensive Income (Loss)	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2008 (as previously reported)	$2,402.3		$(4,068.0)	$(934.9)	0.0	$7,380.8	$24.4
Adjustment resulting from adoption of new accounting principle	—		27.1	(27.1)
Acquisitions	4.3						4.3
Contributions	3,444.2						3,444.2
Dividends and distributions paid to noncontrolling interests	(6.6)						(6.6)
Comprehensive loss:
Net (loss) income	(421.5)	$(421.5)	(427.2)				5.7
Other comprehensive income (loss), net of taxes:
Unrealized gains on securities	7.4	7.4		7.4
Unrealized gains on hedging activities	74.0	74.0		74.0
Foreign currency translation adjustment	54.9	54.9		54.0			0.9

Other comprehensive income		136.3

Comprehensive loss		$(285.2)

Stock compensation expense and other	9.2					9.2

Balance, June 30, 2009	$5,568.2		$(4,468.1)	$(826.6)	0.0	$7,390.0	$3,472.9

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(193.6)	$(120.3)	$(421.5)	$(313.0)
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	18.6	(8.9)	7.4	(9.6)
Unrealized gains on hedging activities	35.1	169.7	74.0	0.7
Foreign currency translation adjustment	205.8	59.0	54.9	288.9

Total other comprehensive income, net of tax	259.5	219.8	136.3	280.0

Comprehensive income (loss)	65.9	99.5	(285.2)	(33.0)
Less: Comprehensive income attributable to noncontrolling interests	3.6	40.1	6.6	67.2

Comprehensive income (loss) attributable to First Data Corporation	$62.3	$59.4	$(291.8)	$(100.2)

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2009, the consolidated results of its operations and comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008, the consolidated cash flows for the six months ended June 30, 2009 and 2008 and the consolidated changes in equity for the six months ended June 30, 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Presentation

Effective January 1, 2009, the Company re-aligned the business and began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. Results for 2008 have been adjusted to reflect the new structure. Refer to Note 6 for a description of the segments. Other amounts in 2008 have been adjusted to conform to current year presentation, the largest of which was the reclassification of certain expenses from “Cost of services” to “Selling, general, and administrative.”

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), effective January 1, 2009, which requires that earnings attributed to noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense. Although the adoption of FAS 160 did not impact the Company’s total provision for income taxes, the Company’s effective tax rate calculation has changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of pretax loss. The Company’s Consolidated Statement of Operations for 2008 has been revised to conform to the presentation requirements of SFAS No. 160. In addition, the presentation of transactions related to noncontrolling interests in the Company’s Consolidated Statements of Cash Flows in 2008 has been revised to reclassify such items from “Cash Flows from Operating Activities” and “Cash Flows from Investing Activities” to “Cash Flows from Financing Activities.”

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

Depreciation and amortization presented as a separate line item on the Company’s Consolidated Statements of Operations does not include amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $5.4 million and $10.4 million for the three and six months ended June 30, 2009, respectively, and $1.9 million and $3.4 million for the three and six months ended June 30, 2008, respectively. Also not included is amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line of $18.0 million and $35.6 million for the three and six months ended June 30, 2009, respectively, and $52.8 million and $100.6 million for the three and six months ended June 30, 2008, respectively.

Subsequent Event

On August 10, 2009, the Company launched a registered exchange offer to exchange any and all of its outstanding unregistered unsecured 9 7/8% Senior Cash-Pay Notes due 2015, its outstanding unregistered unsecured 10 11/20% Senior PIK Notes due 2015 and its outstanding unregistered unsecured 11 1/4% Senior Subordinated Notes due 2016 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. The exchange offer expires on September 4, 2009, unless extended.

The Company evaluated subsequent events through August 13, 2009, the date the financial statements were issued.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenue Recognition

The Company recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $3,013.5 million and $2,164.1 million for the three months ended June 30, 2009 and 2008, respectively and $5,745.8 million and $4,089.2 million for the comparable six-month periods. Debit network fees related to acquired PIN-based debit transactions are recognized in the “Reimbursable debit network fees, postage and other” revenue and expense lines of the Consolidated Statements of Operations. The debit network fees related to acquired PIN-debit transactions charged by debit networks totaled $470.8 million and $327.2 million for the three months ended June 30, 2009 and 2008, respectively and $883.4 million and $613.1 million for the comparable six-month periods. Comparability of the dollar amounts disclosed in this paragraph is impacted by the termination of the Chase Paymentech Solutions alliance on November 1, 2008 and the deconsolidation of the Wells Fargo Merchant Services alliance on December 31, 2008. Information regarding these transactions is included in Note 5 to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Three months ended June 30,
(in millions)	2009	2008
Investment losses	$(0.3)	$—
Derivative financial instruments (losses) and gains	(13.6)	9.4
Divestitures, net	(0.4)	—
Non-operating foreign currency gains and (losses)	5.2	(3.0)
Other	5.5	—

Other income (expense)	$(3.6)	$6.4

	Six months ended June 30,
(in millions)	2009	2008
Investment (losses) and gains	$(0.7)	$22.1
Derivative financial instruments losses	(6.9)	(3.4)
Divestitures, net	(0.9)	—
Non-operating foreign currency gains and (losses)	22.7	(55.5)
Other	5.5	—

Other income (expense)	$19.7	$(36.8)

Supplemental Cash Flow Information

On June 26, 2009, the Company entered into a joint venture with Bank of America, N.A. (“BofA”) as discussed in Note 4 below. The Company’s and BofA’s direct contributions to the alliance consisted of non-cash assets and liabilities.

During the six months ended June 30, 2009 and 2008, the principal amount of the Company’s senior unsecured PIK notes increased by $165.2 million and $123.7 million, respectively, resulting from the “payment” of accrued interest expense.

During the six months ended June 30, 2009 and 2008, the Company entered into capital leases totaling approximately $85 million and $47 million, respectively.

Refer to Note 9 for information concerning the Company’s stock-based compensation plans.

Note 3: Restructuring

Restructuring charges and reversal of restructuring accruals

The Company recorded restructuring charges comprised of severance totaling $10.2 million and $40.2 million for the three and six months ended June 30, 2009, respectively. The Company also recorded charges related to facility closures totaling $0.4 million during first quarter 2009. The restructurings resulted in the termination of employees company wide totaling $0.3 million and $9.8 million in Retail and Alliance Services, $2.4 million and $8.5 million in Financial Services, $4.9 million and $15.7 million in International and $2.6 million and $6.2 million in All Other and Corporate for the three and six months ended June 30, 2009,

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

respectively. The restructurings in the first quarter 2009 resulted from the elimination of a select number of management and other positions as part of the Company’s cost saving initiatives. The second quarter 2009 restructurings resulted from similar actions as in the first quarter in the International segment while domestic restructurings resulted from site consolidations and the elimination of certain information technology positions. Cost savings initiatives are expected to continue into future periods resulting in additional restructuring charges. Partially offsetting the charges were reversals of 2009 and 2008 restructuring accruals of $1.8 million and $7.1 million during the three and six months ended June 30, 2009, respectively, related to the Company’s change in strategy related to global labor sourcing initiatives as well as refining previously recorded estimates.

The following table summarizes the Company’s utilization of restructuring accruals, excluding merger related restructuring charges, for the period from January 1, 2009 through June 30, 2009 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2009	$11.1	—
Expense provision	40.2	$0.4
Cash payments and other	(15.7)	(0.1)
Changes in estimates	(7.1)	—

Remaining accrual at June 30, 2009	$28.5	$0.3

Note 4: Business Combinations and Acquisitions and Divestitures

On June 26, 2009, BofA and the Company, together with Rockmount Investments, LLC (“Rockmount”), an investment vehicle controlled by a third-party investor, formed a new company, Banc of America Merchant Services, LLC (“BAMS”). BAMS will provide clients with a comprehensive suite of acquiring and processing payment products for credit and debit cards as well as merchant loyalty, prepaid, check and e-commerce solutions.

The Company owns a 48.45% direct voting interest in BAMS and BofA owns a 46.55% direct voting interest. The remaining stake in BAMS is a 5% non-voting interest held by Rockmount. The Company owns a 40% non-controlling interest in Rockmount. The Company’s 48.45% direct voting interest in BAMS, together with its control of the management committee, which governs BAMS, provides the Company with a controlling financial interest in BAMS under the applicable accounting standards and rules and thus BAMS is consolidated by the Company and reported in its Retail and Alliance Services segment. BofA’s 46.55% interest in BAMS is presented as a noncontrolling interest component of total equity.

BofA’s and the Company’s contributions to the newly formed company were principally comprised of merchant acquiring contract rights and relationships and sales forces. The Company’s contribution was most significantly comprised of assets received upon the November 1, 2008 termination of the Chase Paymentech Solutions alliance, though certain other assets were included as well. Rockmount’s contribution was in the form of cash totaling $321.7 million of which $128.7 million represents the cash contributed to Rockmount by the Company for its 40% investment noted above.

Rockmount may, at the sole option of the third-party owning a controlling interest in Rockmount, require that BAMS redeem Rockmount’s interest in BAMS. This option is available during a specified period of time after each of the fourth quarter of 2009 and the first and second quarters of 2010, and upon certain conditions, additional periods thereafter. Rockmount’s interest would be redeemed by BAMS for an amount of cash based on Rockmount’s capital account balance in BAMS immediately prior to the redemption subject to an additional adjustment to be paid or received by the Company and BofA based on the level of BAMS revenues for the trailing 12 month periods ending at the end of the fiscal quarter immediately prior to the exercise or extension of the option. Since Rockmount has the ability to put its interests to BAMS (a consolidated subsidiary of the Company), the Company has classified the 3% non-voting interest attributable to the third-party investor as Redeemable noncontrolling interest in the Consolidated Balance Sheet rather than as Equity. The 2% non-voting interest attributable to the Company is included with the Company’s direct voting interest in balances attributable to the Company in the Consolidated Financial Statements.

The formation of BAMS was accounted for by the Company as a sale of a noncontrolling interest in a subsidiary and a purchase business combination. For the quarter ended June 30, 2009, the Company has not recorded a gain or loss on the transaction due to the preliminary nature of the valuations and allocation of the Company’s assets to BAMS. Additionally, the assets comprising the most significant portion of the Company’s contribution were recently adjusted to fair value in the fourth quarter 2008 in connection with the November 1, 2008 termination of the Chase Paymentech Solutions alliance. Upon finalization of such valuations and allocations, the Company may record a gain or loss through adjustments to additional paid-in capital and noncontrolling interest. The Company does not currently anticipate such adjustments to be material.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The assets contributed to BAMS by the Company continue to be recorded at the Company’s carrying basis, which for the majority of assets was established effective November 1, 2008 as described immediately above net of applicable amortization expense subsequently recognized, and the assets contributed by BofA were recorded at their estimated fair value. The fair value of the BofA contribution to BAMS was determined by estimating the BAMS enterprise value and attributing the appropriate portion of that value to such contribution. To estimate the enterprise value, the Company weighted the results of a discounted cash flow analysis, an analysis of guideline public companies, and an analysis of guideline merged and acquired companies. Each analysis was dependent on a number of significant management assumptions regarding the expected future financial results of BAMS as well as the identification of appropriate guideline companies or transactions. Additionally, the discounted cash flow analysis was dependent on an estimate of an appropriate discount rate. The Company relied in part upon a third party valuation firm in determining the enterprise value of BAMS. The value attributed to the net tangible and identifiable intangible assets contributed by BofA was based on their estimated fair values. The preliminary purchase price allocation resulted in identifiable intangible assets of $1,200 million, which will be amortized over a range preliminarily estimated to be 10 to 20 years, and goodwill of $2,244 million. The Company analyzed the values assigned to similar intangible assets in previous purchase price allocations as well as the values estimated for similar assets during previous impairment tests. For each intangible asset, the Company selected an appropriate multiple of revenue and applied it to the expected future revenue attributable to the asset to estimate its fair value. The Company will perform a valuation of these identifiable intangible assets which will result in an adjustment to the above allocation as well as the amortization periods.

During the first quarter of 2009, the Company acquired one entity, reported within the International segment, and a domestic merchant portfolio.

The aggregate cash paid during the six months ended June 30, 2009 for these acquisitions was approximately $9.1 million, net of cash acquired. The aggregate preliminary purchase price allocation for these acquisitions resulted in $810.0 million in identifiable intangible assets which are being amortized over five to 10 years, trade names of $400.0 million being amortized over 20 years and goodwill of $2,244.2 million.

The pro forma impact of all 2009 acquisitions on net income was not material.

Note 5: Borrowings

Senior secured revolving credit facility

The Company has a $2.0 billion senior secured revolving credit facility with a term through the third quarter of 2013. Up to $500 million of the Company’s $2.0 billion senior secured revolving credit facility is available for letters of credit, of which $39.5 million and $39.7 million of letters of credit were issued under the facility as of June 30, 2009 and December 31, 2008, respectively. The amounts outstanding against this facility were $95.0 million and $18.0 million as of June 30, 2009 and December 31, 2008, respectively.

Since an affiliate of Lehman Brothers Holdings Inc. filed for bankruptcy in September 2008, it has not funded amounts related to its $230.6 million commitment under the Company’s senior secured revolving credit facility and there is no assurance they will participate in any future funding requests or that the Company could obtain replacement loan commitments from other banks. The Company is monitoring the financial stability of other financial institutions that have made commitments under the revolving credit facility, none of which represent more than approximately 15% of the remaining capacity. As of June 30, 2009, $1.6 billion remained available under this facility after considering the amount outstanding above, the letters of credit issued under the facility, and the commitment that is no longer being funded noted above.

Other short-term borrowings

The Company had approximately $519 million and $656 million available under short-term lines of credit and other arrangements with foreign banks and joint venture partners to fund settlement activity, as of June 30, 2009 and December 31, 2008, respectively. Certain of these arrangements are uncommitted (approximately $124 million and $273 million, respectively) but, as of the periods presented, the Company had some borrowings outstanding against them. These arrangements are primarily associated with First Data Deutschland, Cashcard Australia, Ltd., the joint venture with Allied Irish Banks p.l.c., First Data Polska and the Merchant Solutions joint venture and are in various functional currencies, the most significant of which are the euro, Australian dollar and Polish zloty. The amounts outstanding against these arrangements were $102.4 million and $257.3 million as of June 30, 2009 and December 31, 2008, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Senior secured term loan facility

The terms of the Company’s senior secured term loan facility require the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. During the three and six months ended June 30, 2009 and 2008, the Company paid $32.2 million and $64.4 million and $32.0 million and $63.9 million, respectively, of principal payments on the senior secured term loan facility in accordance with this provision ($29.7 million and $59.5 million, respectively, related to the U.S. dollar denominated loan and $2.5 million and $4.9 million, respectively, related to the euro denominated loan for the three and six months ended June 30, 2009 and $29.5 million and $58.9 million, respectively, related to the U.S. dollar denominated loan and $2.5 million and $5.0 million, respectively, related to the euro denominated loan for the three and six months ended June 30, 2008).

Senior unsecured PIK notes

The terms of the Company’s senior unsecured PIK (Payment In-Kind) notes require that interest on the notes up to and including September 30, 2011 be paid entirely by increasing the principal amount of the notes or by issuing senior unsecured PIK notes. During the six months ended June 30, 2009, the Company increased the principal amount of these notes by $165.2 million in accordance with this provision. The principal amount was not increased during the three months ended June 30, 2009. During the three and six months ended June 30, 2008, the Company increased the principal amount of these notes by $56.1 million and $123.7 million, respectively.

Note 6: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

As discussed in Note 1, the Company began operating under a new segment structure effective January 1, 2009. Segment results for the three and six months ended June 30, 2008 have been revised to reflect the new structure. The most significant changes were check verification, settlement and guarantee services moving from the Financial Services segment into the Retail and Alliance Services segment as well as the Prepaid Services segment moving into the Retail and Alliance Services segment. A summary of the new segments follows:

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

•

The Integrated Payment Systems (“IPS”) segment is principally comprised of operations which deal in the issuance of official checks which are sold by agents that are financial institutions and the issuance of money orders which are sold by agents that are financial institutions and retail businesses. Official checks serve as an alternative to a bank’s own items such as cashiers or bank checks. Money orders serve as a disbursement option for a consumer or business. Revenue is

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

principally earned on invested funds which are pending settlement. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., which is licensed to offer payment instrument and money transmitter services that fall under state and federal regulations. This segment is in the process of winding down its official check and money order businesses. IPS also offers payment processing services, and such other services will continue after the wind down of the official check and money order businesses.

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

The following table presents the Company’s operating segment results for the three and six months ended June 30, 2009 and 2008:

Three months ended June 30, 2009 (in millions)	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$680.3	$340.1	$311.6	$2.6	$50.9	$1,385.5
Investment income, net	1.3	0.2	2.9	(5.3)	—	(0.9)
Product sales and other	81.6	37.7	78.0	—	9.1	206.4
Reimbursable debit network fees, postage and other	484.1	154.2	5.1	—	1.2	644.6
Equity earnings in affiliates (a)	37.4	—	6.8	—	—	44.2

Total segment reporting revenues	$1,284.7	$532.2	$404.4	$(2.7)	$61.2	$2,279.8

Internal revenue	$16.9	$8.5	$1.5	—	$0.1	$27.0
External revenue	1,267.8	523.7	402.9	$(2.7)	61.1	2,252.8
Depreciation and amortization	186.8	110.4	73.2	0.1	18.5	389.0
Operating profit (loss)	122.6	73.5	36.0	(8.4)	(69.5)	154.2
Other operating expenses and other income (expense) excluding divestitures	(0.2)	(2.3)	2.5	—	(11.6)	(11.6)

Three months ended June 30, 2008 (in millions)	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$671.7	$370.5	$354.9	$3.6	$52.8	$1,453.5
Investment income, net	5.3	0.9	6.5	23.0	—	35.7
Product sales and other	82.6	10.5	88.9	0.1	26.1	208.2
Reimbursable debit network fees, postage and other	341.9	174.7	7.5	—	1.3	525.4
Equity earnings in affiliates (a)	84.0	—	9.5	—	1.0	94.5

Total segment reporting revenues	$1,185.5	$556.6	$467.3	$26.7	$81.2	$2,317.3

Internal revenue	$18.7	$9.8	$1.5	—	$0.1	$30.1
External revenue	1,166.8	546.8	465.8	$26.7	81.1	2,287.2
Depreciation and amortization	222.1	83.8	67.5	—	18.9	392.3
Operating profit (loss)	124.3	92.2	29.7	16.3	(55.0)	207.5
Other operating expenses and other income (expense) excluding divestitures	0.2	—	—	—	6.2	6.4

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Six months ended June 30, 2009 (in millions)	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,300.4	$705.1	$594.7	$5.3	$100.7	$2,706.2
Investment income, net	3.2	0.6	5.9	(4.8)	—	4.9
Product sales and other	158.3	44.9	150.3	0.1	27.2	380.8
Reimbursable debit network fees, postage and other	910.3	325.8	9.8	—	1.9	1,247.8
Equity earnings in affiliates (a)	68.5	—	12.4	—	—	80.9

Total segment reporting revenues	$2,440.7	$1,076.4	$773.1	$0.6	$129.8	$4,420.6

Internal revenue	$33.6	$18.2	$2.7	—	$0.4	$54.9
External revenue	2,407.1	1,058.2	770.4	$0.6	129.4	4,365.7
Depreciation and amortization	374.9	192.8	139.9	0.3	33.2	741.1
Operating profit (loss)	176.8	149.4	42.6	(10.9)	(135.6)	222.3
Other operating expenses and other income (expense) excluding divestitures	(6.1)	(6.8)	(9.3)	—	12.0	(10.2)

Six months ended June 30, 2008 (in millions)	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,293.6	$738.3	$699.4	$7.2	$105.0	$2,843.5
Investment income, net	13.3	1.5	12.6	64.3	—	91.7
Product sales and other	162.3	18.2	160.7	0.2	73.5	414.9
Reimbursable debit network fees, postage and other	641.5	357.1	16.8	—	2.8	1,018.2
Equity earnings in affiliates (a)	155.9	—	16.9	—	2.0	174.8

Total segment reporting revenues	$2,266.6	$1,115.1	$906.4	$71.7	$183.3	$4,543.1

Internal revenue	$36.0	$20.3	$3.4	—	$0.2	$59.9
External revenue	2,230.6	1,094.8	903.0	$71.7	183.1	4,483.2
Depreciation and amortization	436.9	162.9	129.0	0.1	30.6	759.5
Operating profit (loss)	207.6	182.1	49.1	50.3	(82.9)	406.2
Other operating expenses and other income (expense) excluding divestitures	12.7	—	9.0	—	(58.5)	(36.8)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008
Revenues:
Total reported segments	$2,218.6	$2,236.1	$4,290.8	$4,359.8
All Other and Corporate	61.2	81.2	129.8	183.3

Subtotal	2,279.8	2,317.3	4,420.6	4,543.1

Divested businesses	—	11.6	—	22.4
Equity earnings in affiliates (a)	(44.2)	(94.5)	(80.9)	(174.8)
Eliminations (b)	(27.0)	(30.1)	(54.9)	(59.9)

Consolidated	$2,208.6	$2,204.3	$4,284.8	$4,330.8

Loss before income taxes and equity earnings in affiliates:
Total reported segments	$223.7	$262.5	$357.9	$489.1
All Other and Corporate	(69.5)	(55.0)	(135.6)	(82.9)

Subtotal	154.2	207.5	222.3	406.2

Divested businesses	(4.4)	0.5	(4.4)	1.5
Interest income	3.1	6.6	6.4	15.6
Interest expense	(449.6)	(451.1)	(897.8)	(968.8)
Net income attributable to noncontrolling interests from segment operations (c)	2.3	40.3	5.7	69.3
Equity earnings in affiliates	(25.5)	(41.6)	(44.0)	(73.7)
Restructuring, net	(8.4)	0.1	(33.5)	0.1
Litigation and regulatory settlements	—	—	2.7	—
Other income (expense)	(3.6)	6.4	19.7	(36.8)
Eliminations	—	—	(0.2)	—

Consolidated	$(331.9)	$(231.3)	$(723.1)	$(586.6)

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value.
(b)	Represents elimination of intersegment revenue.
(c)	Excludes net income attributable to noncontrolling interests attributable to items excluded from segment operations.

Segment assets are as follows (in millions):

	June 30, 2009	December 31, 2008
Assets:
Retail and Alliance Services	$24,951.5	$21,068.9
Financial Services	5,306.2	5,204.0
International	5,839.8	5,741.3
Integrated Payment Systems	3,227.3	4,120.3
All Other and Corporate	2,087.4	2,041.6

Consolidated	$41,412.2	$38,176.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Depreciation and Amortization:
Total reported segments	$370.5	$373.4	$707.9	$728.9
All Other and Corporate	18.5	18.9	33.2	30.6
Divested businesses	—	1.2	—	2.4

Consolidated	$389.0	$393.5	$741.1	$761.9

Note 7: Commitments and Contingencies

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

Legal

On July 2, 2004, Pamela Brennan, Terry Crayton, and Darla Martinez filed a class action complaint on behalf of themselves and all others similarly situated against the Company, its subsidiary Concord EFS, Inc., and various financial institutions (“Brennan”). Plaintiffs claim that the defendants violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgment, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Five similar suits were filed and served in July, August and October 2004 and the Court consolidated all of these ATM interchange cases pending against the defendants in Brennan.

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

Note 8: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008
Service costs	$1.9	$2.7	$3.8	$5.5
Interest costs	9.1	10.7	17.7	21.5
Expected return on plan assets	(8.5)	(11.1)	(16.5)	(22.3)
Amortization	0.9	—	1.7	—

Net periodic benefit expense	$3.4	$2.3	$6.7	$4.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company estimates pension plan contributions for 2009 to be approximately $34 million. During the six months ended June 30, 2009, approximately $16 million was contributed to the United Kingdom plan. No contributions were made to the U.S. plan during the six months ended June 30, 2009.

Note 9: Stock Compensation Plans

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $4.6 and $9.1 million and $6.2 and $10.6 million pretax for the three and six months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense is recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations. Stock-based awards granted during the three and six months ended June 30, 2009 were immaterial.

Note 10: Fair Value Measurements

Fair value of financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments (in millions):

June 30, 2009	Carrying Value	Fair Value
Financial instruments:
Settlement assets:
Short-term investment securities	$355.6	$355.6
Long-term investment securities	$479.4	$479.4
Other current assets:
Short-term investment securities	$7.0	$7.0
Other long-term assets:
Long-term investment securities	$26.3	$26.3
Derivative financial instruments	$2.8	$2.8
Other current liabilities:
Derivative financial instruments	$6.2	$6.2
Long-term borrowings:
Long-term borrowings	$22,185.7	$15,508.2
Other long-term liabilities:
Derivative financial instruments	$473.5	$473.5

The estimated fair values of investment securities and derivative financial instruments are described below. Refer to Notes 11 and 12 for additional information regarding the Company’s investment securities and derivative financial instruments, respectively.

The estimated fair market value of long-term borrowings were primarily based on market trading prices. For additional information regarding the Company’s borrowings, refer to Note 5 of these Consolidated Financial Statements as well as Note 10 of the Company’s Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Concentration of credit risk

The Company’s investment securities are diversified across multiple issuers with no single issuer representing more than 6% of the total carrying value of financial instruments. The Company maintains the financial instruments other than investment securities with various financial institutions. The Company limits its concentration of financial instruments with any one institution to 10% of the aggregate value of the portfolio and limits its derivative financial instruments credit risk by maintaining contracts with counterparties rating “A” or higher. The Company periodically reviews the credit standings of these institutions.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis

Financial instruments carried at fair value as of June 30, 2009 and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy:

	Fair Value Measurement Using
As of June 30, 2009 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$479.2	$479.2
Other available-for-sale securities	0.2	2,509.0	—	2,509.2
Other current assets:
Available-for-sale securities	—	7.0	—	7.0
Other long-term assets:
Available-for-sale securities	—	0.6	—	0.6
Foreign currency derivative contracts	—	2.8	—	2.8

Total assets at fair value	$0.2	$2,519.4	$479.2	$2,998.8

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$6.2	$—	$6.2
Other long-term liabilities:
Interest rate swap contracts	—	467.6	—	467.6
Foreign currency derivative contracts	—	5.9	—	5.9

Total liabilities at fair value	$—	$479.7	$—	$479.7

Settlement assets – Student loan auction rate securities

As of June 30, 2009, the Company held student loan auction rate securities (“SLARS”) which are long-term debt instruments, issued by student loan trusts, with variable interest rates that historically reset through a periodic Dutch auction process but do not include a put-back option. Due to the collapse of the auction market in 2008, the Company will not be able to readily access liquidity for the SLARS until the auction market successfully resumes, a secondary market is established for long-term investors, or issuers redeem the securities. A failed auction does not represent a default by the issuer of the underlying security. As of June 30, 2009, the majority of the SLARS held by the Company were highly rated (“A3” or higher) and all were collateralized by securitized student loans substantially guaranteed by the U.S. government through the Federal Family Education Loan Program (“FFELP”). The NextStudent Master Trust (“NextStudent”) securities, with a total fair value of $73.6 million, were also collateralized by securitized student loans substantially guaranteed by the U.S. government but were rated “B3” by Moody’s, and “BBB” by Fitch. The investment ratings were considered in determining the fair value of and the estimated credit loss for the NextStudent securities. As a result of the failed auctions, the trusts are required and continue to pay maximum interest rates as defined in the security offering documents which are typically based on either LIBOR or Treasury rates plus a spread.

        Due to the lack of observable market activity for the SLARS held by the Company as of June 30, 2009, the Company, with the assistance of a third party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted average life for the securities held by the Company and the impact of the current lack of liquidity on the fair value. At June 30, 2009, the securities were valued based on a probability weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rate, as well as underlying collateral, ratings, and guarantees or insurance. Substantially all SLARS held by the Company have collateral backed by FFELP. The probabilities of auction failure, a successful auction at par or repurchase at par for each future period were then forecasted. The Company assumed that the issuers will continue to pay maximum interest rates on the securities until the event of a successful auction or repurchase, at which point the Company would sell the SLARS at par through the auction. To determine the fair value of each security, the weighted average cash flows for each period were discounted back to present value at the determined discount rate for each security. As of June 30, 2009, cumulative probabilities of principal to be returned for “AAA” were estimated at approximately 45% over a two year period and 80% over a five year period. The probabilities were lower for lower rated securities. The discount rates used in the valuation were a combination of the liquidity risk premium assigned to the security (which ranged from 4% to 5%) plus the treasury strip yield (zero coupon treasury bond) for the individual period for which a cash flow was being discounted. The liquidity risk premium on the SLARS has decreased by 100 basis points from December 31, 2008 due to falling spreads on asset backed securities as well as indications of improved market liquidity. A 100 basis point change in liquidity risk premium would impact the value of the SLARS by approximately $20 million.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance January 1, 2009	$492.2
Total gains or losses (realized or unrealized):
Included in other comprehensive income	5.3
Included in investment income, net	—
Purchases, sales, issuances and settlements, net	(18.3)
Transfers in (out) of Level 3	—

Ending balance June 30, 2009	$479.2

Settlement assets – Other available-for-sale securities

As of June 30, 2009, the Company held certain investments in primarily short-term debt securities, including discounted commercial paper, money market funds, certificates of deposit (both domestic and Yankee), and fixed rate corporate bonds. Many of these securities are considered cash equivalents. Prices for these securities are not quoted on active exchanges but are priced through an independent third party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. The Company’s experience with these types of investments and expectations of the current investments held is that they will be satisfied at the current carrying amount. These securities were classified as Level 2.

As of June 30, 2009, the Company held preferred shares issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that are valued using quoted stock prices from the New York Stock Exchange and classified as Level 1.

Other current and long-term assets – Available-for-sale securities

The Company held certain other investments that were classified as available-for-sale and were classified as Level 2.

Derivative financial instruments

The Company uses derivative instruments to mitigate certain risks. The Company’s derivatives are not exchange listed and therefore the fair value is estimated using Bloomberg analytics models that are based on readily observable market inputs. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observables including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity and, accordingly, the Company’s derivatives were classified within Level 2 of the fair value hierarchy. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized as of June 30, 2009 or that will be realized in the near future. Refer to Note 12 for additional information regarding the Company’s derivative financial instruments.

Assets and liabilities measured at fair value on a non-recurring basis

During six months ended June 30, 2009, there were no material fair value measurements of assets and liabilities measured on a non-recurring basis.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11: Investment Securities

The principal components of the Company’s investment securities are as follows (in millions):

	Cost (1)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (2)	OTTI Recognized in OCI (2)(3)	Fair Value (4)
June 30, 2009
Student loan auction rate securities	$531.0	—	$(36.6)	$(15.2)	$479.2
Corporate bonds	339.3	$2.4	—	—	341.7
Other securities:
Cost-based investments	25.7	—	—	—	25.7
Other	21.6	0.1	—	—	21.7

Total other	47.3	0.1	—	—	47.4

Totals	$917.6	$2.5	$(36.6)	$(15.2)	$868.3

December 31, 2008
Student loan auction rate securities	$505.5	—	$(13.3)	—	$492.2
Corporate bonds	342.1	—	(4.4)	—	337.7
Other securities:
Cost-based investments	26.9	—	—	—	26.9
Other	37.6	—	—	—	37.6

Total other	64.5	—	—	—	64.5

Totals	$912.1	—	$(17.7)	—	$894.4

(1)	Represents amortized cost for debt securities.
(2)	“OTTI” refers to other-than-temporary-impairments.
(3)	Represents the fair value adjustment for debt securities excluding that attributable to credit losses.
(4)	Represents cost for cost-based investments.

Investment securities are a principal component of the Company’s settlement assets and represent the investment of funds received by FDC from the sale of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities included in current settlement assets include certain certificates of deposit and corporate bonds. The Company’s long-term settlement assets are comprised of SLARS. The Company received proceeds from the sale of long-term investment securities of $4.0 million and $17.4 million for the three and six months ended June 30, 2009. Sales of these investments resulted in no gains or losses for the three months ended June 30, 2009, and resulted in gross realized pretax gains of $0.1 million for the six months ended June 30, 2009 in the “Investment income, net” line item of the Consolidated Statement of Operations.

Additionally, the Company maintains other investments which include equity securities and shares of a money market fund. These investments are carried at fair value and are included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets. The Company also has investments in non-marketable equity securities and other investments for strategic purposes (collectively referred to as “cost-based investments”) which are included in “Other long-term assets” in the Company’s Consolidated Balance Sheets and are carried at cost. The Company’s cost-based investments are evaluated for impairment upon an indicator of impairment such as events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. At June 30, 2009, no indicators of impairment were present for the Company’s cost-based investments and it was not practicable to estimate the fair value of the investments; accordingly, the investments were not evaluated for impairment. Proceeds from the sale of these investment securities totaled $0.2 million for the six months ended June 30, 2009 while there were no proceeds received for the three months ended June 30, 2009. Realized pretax gains and losses associated with these investments are recognized in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2.

As of June 30, 2009, all of the above noted investments, except cost based investments, were classified as available-for-sale. Unrealized gains and losses on these investments were included as a separate component of OCI, net of any related tax effects. Net unrealized holding gains, net of tax, of $18.6 million and $7.5 million were recorded to OCI for the three and six months ended June 30, 2009, respectively. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of OCI. Realized pretax gains from the sale of investment securities, principally SLARS, reclassified out of OCI into “Investment income, net” was $0.1 million for the six months ended June 30, 2009. There were no gains or losses recognized on the sale of investment securities for the three months ended June 30, 2009.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 (in millions):

June 30, 2009	Less than 12 months		More than 12 months (1)		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	$100.7	$(17.2)	$378.5	$(34.6)	$479.2	$(51.8)

December 31, 2008	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	$492.2	$(13.3)	—	—	$492.2	$(13.3)
Corporate bonds	$337.7	$(4.4)	—	—	$337.7	$(4.4)

(1)

The total unrealized losses classified as more than 12 months at June 30, 2009 was significantly higher than the total unrealized losses classified as less than 12 months at December 31, 2008 due to the cumulative effect adjustment discussed below.

As of June 30, 2009, the Company’s unrealized losses related to the following:

Student loan auction rate securities—The unrealized losses resulted from securities that have decreased in fair value to below their amortized cost primarily due to current lack of liquidity resulting from failure of the auction mechanisms. During 2008, an other-than-temporary-impairment loss of $48.0 million was recognized relating to the SLARS under the then applicable accounting guidance in addition to the unrealized loss reflected in the table directly above. The fair value of the securities declined further during the first quarter of 2009 driven primarily by the valuation of NextStudent securities and, accordingly, the Company recognized additional unrealized loss in OCI during the three months ended March 31, 2009. Effective April 1, 2009, in connection with the adoption of new accounting rules for recognition and presentation of other-than-temporary impairments, the Company performed an assessment of the previously impaired SLARS to determine whether the securities were other-than-temporarily-impaired under the new guidance. The Company does not currently intend to sell the SLARS and does not consider it more likely than not that it will be required to sell the SLARS before the recovery of their amortized cost basis. This determination was based on the projected timing of when certain related settlement liabilities would need to be funded and the Company’s ability to use its revolving credit facility in the event the settlement liabilities needed to be funded before the SLARS were liquid.

The Company believes that the SLARS currently held, with the exception of securities issued by NextStudent, will recover all of their principal value by their maturity date due to the following:

•	the securities are comprised primarily of senior tranches;

•	the securities are backed by collateral that is 97%-98% guaranteed by FFELP with subordinated tranches covering the non-guaranteed portion;

•	the securities have loan to collateral value ratios of 100% or greater for all senior securities and 99% for subordinated securities;

•	the securities have above investment grade credit ratings with the majority of securities rated at “A3” or higher with the exception of NextStudent securities which are rated “BBB” and “B3”.

The Company believes that the NextStudent SLARS may not recover all of their principal value by their maturity date and that it may incur a credit loss on these securities at least equal to the non-guaranteed portion of the underlying collateral. Based on the Company’s qualitative assessment of these and other relevant factors, management has concluded that a credit loss should be recognized for the securities issued by NextStudent and no credit loss should be recognized for all other SLARS. In accordance with the transition guidance prescribed by the new accounting rules, as of April 1, 2009, the Company recognized a cumulative effect adjustment by increasing the opening balance of retained earnings by $27.1 million, net of tax, and recording a corresponding unrealized loss in OCI, on the Consolidated Statement of Equity. The cumulative effect adjustment was equal to the amount of other-than-temporary-impairment, net of the related tax effects, previously recorded in the Statement of Operations for these securities less the three percent credit loss for NextStudent (effectively reversing the effect of $43.3 million recognized as impairment expense in 2008 and not associated with SLARS sold during the first three months of 2009). The amortized cost basis of the securities was increased by the pretax amount of the cumulative effect adjustment. During the three months ended June 30, 2009, the Company reduced the unrealized loss, net of tax, recognized in OCI by $18.6 million due to an increase in fair value of the SLARS during the period. As of the adoption date of the new accounting rules discussed above, total cumulative credit losses of $2.7 million had been recognized in the Statement of Operations on the NextStudent SLARS. During the three months ended June 30, 2009, there were no changes in this credit loss and there were no additional credit losses for any of the SLARS held during that same period.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents maturity information for the Company’s investments in debt securities at June 30, 2009 (in millions):

Fair Value
Due within one year	$342.2
Due after one year through five years	—
Due after five years through 10 years	57.2
Due after 10 years	422.1

Total debt securities	$821.5

Note 12: Derivative Financial Instruments

Risk Management Objectives and Strategies

The Company is exposed to various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates, that exist as part of its ongoing business operations. The Company utilizes certain derivative financial instruments to enhance its ability to manage these risks.

As of June 30, 2009, the Company uses derivative instruments to mitigate (i) cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt) and foreign exchange rates (forecasted transactions denominated in foreign currency), (ii) to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates and (iii) to protect the Company from foreign currency exposure related to an outsourcing contract with a foreign vendor.

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

Accounting for Derivative Instruments and Hedging Activities

The Company recognizes all derivatives in the “Other long-term assets”, “Other current liabilities” and “Other long-term liabilities” captions in the Consolidated Balance Sheets at their fair values. The Company designated certain of its interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable rate debt and certain of its cross currency swaps as a foreign currency hedge of its net investment in a foreign subsidiary. Other interest rate swaps, cross currency swaps and forward contracts on various foreign currencies did not qualify or have not been designated as accounting hedges and do not receive hedge accounting treatment.

With respect to derivative instruments that are afforded hedge accounting, the effective portion of changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The effective portion of changes in the fair value of a net investment hedge is recorded as part of the cumulative translation adjustment in OCI. Any ineffectiveness is recorded immediately in the Consolidated Statements of Operations.

The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions and net investment hedges to the underlying investment in a foreign subsidiary or affiliate. The Company formally assesses, both at inception of the hedge and on an ongoing basis, whether the hedge is highly effective in offsetting changes in cash flows or foreign currency exposure of the underlying hedged items. The Company also performs an assessment of the probability of the forecasted transactions on a periodic basis. If it is determined that a derivative ceases to be highly effective during the term of the hedge or if the forecasted transaction is no longer probable, the Company will discontinue hedge accounting prospectively for such derivative.

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

DERIVATIVES NOT QUALIFYING FOR HEDGE ACCOUNTING

At June 30, 2009, the Company had certain derivative instruments that functioned as economic hedges but did not qualify or were not designated to qualify for hedge accounting. Such instruments included foreign currency forward contracts to hedge forecasted foreign currency sales and purchases, a cross-currency swap to hedge foreign currency exposure from an intercompany loan, cross-currency swaps to hedge an investment in a foreign subsidiary from fluctuations in foreign currency exchange rates, a foreign exchange rate collar to hedge foreign currency exposure related to an outsourcing contract with a foreign vendor, and interest rate swaps to hedge the interest payments on variable rate debt from fluctuations in interest rates.

During the first quarter of 2009, one of the cash flow hedges of interest payments on the Company’s variable rate debt previously designated to qualify for hedge accounting ceased to be highly effective. As such, the Company did not apply hedge accounting to the discontinued hedge during the first quarter of 2009 and discontinued prospective hedge accounting for the affected derivatives. During the second quarter of 2009, the Company made an election with respect to the duration of the variable LIBOR interest rate payments it was hedging which was inconsistent with the original hedge strategy documented in the accounting designation. Accordingly, the Company had to de-designate the affected interest rate swaps, with $2 billion notional amount, from receiving hedge accounting. The Company was able to re-designate prospectively an interest rate swap with a notional amount of $500 million to continue to receive hedge accounting treatment; however, the other interest rate swaps with $1.5 billion notional amount no longer met the criteria to qualify for hedge accounting primarily due to the significant “off-market” value of the swaps and will not be receiving hedge accounting treatment prospectively. While the derivatives no longer qualify for hedge accounting, they continue to be effective economically in eliminating the variability in interest rate payments on the corresponding portion of the Company’s variable rate debt.

As of June 30, 2009, the notional amounts of the foreign currency forward contracts were 4.3 million Canadian dollars ($3.7 million). The notional amount of the foreign exchange rate collar was approximately 91.9 million Philippine pesos ($1.9 million). The notional amount of the cross-currency swaps was 91.1 million euro (approximately $127.4 million). The notional amount of the interest rate swaps that no longer qualify for hedge accounting was $3.0 billion.

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

DERIVATIVES THAT QUALIFY FOR HEDGE ACCOUNTING

Hedge of a Net Investment in a Foreign Operation

As of June 30, 2009, the Company had a cross currency swap that was designated as a hedge of net investments in foreign operations. Since the existing derivative instrument was not at zero fair value at the time of designation, the hedging relationship creates some ineffectiveness which is recognized immediately in the Consolidated Statements of Operations. The effective portion of the change in fair value of the cross currency swap is recognized in the Consolidated Statement of Equity. As of June 30, 2009, the aggregate notional amount of the cross currency swap was 115.0 million Australian dollars (approximately $92.3 million).

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Balance Sheets or in the Consolidated Statements of Operations, see the tabular information presented below.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash Flow Hedges

As of June 30, 2009, the Company had interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $4.5 billion of the approximate $12.7 billion variable rate senior secured term loan. As discussed above, the Company had additional interest rate swaps with notional amounts totaling $3 billion that ceased to qualify for hedge accounting during the first and second quarters of 2009. The Company also had basis rate swaps that modify the variable rates on $6.0 billion of the $7.5 billion interest rate swaps and that lower the fixed interest rates on those interest rate swaps. The basis swaps pay interest at rates equal to three-month-LIBOR and receive interest at rates equal to one-month-LIBOR plus a fixed spread. One basis swap with a notional amount of $2.0 billion expired on June 24, 2009 and all other basis swaps with a combined notional amount of $4.0 billion expire on September 24, 2010. The Company pays interest on its senior secured term loan facility based on the one-month-LIBOR interest rate index to match the terms of the basis swaps. Ineffectiveness associated with these hedges is recognized immediately in the Consolidated Statements of Operations.

At June 30, 2009, the maximum length of time over which the Company is hedging its exposure is approximately 3.3 years. The effective portion of changes in fair value of the cash flow hedges is recorded temporarily in the Consolidated Statement of Equity as a component of OCI and then recognized in the Consolidated Statements of Operations in the same period or periods during which the payment of variable interest associated with the floating rate debt is recorded in earnings. Any ineffective portions of changes in fair value are recognized in the Consolidated Statements of Operations during the period of change. The Company follows the hypothetical derivative method to measure hedge ineffectiveness. A $2.0 million loss and a $3.8 million loss associated with ineffectiveness were recognized in earnings during the three and six months ended June 30, 2009, respectively, related to the cash flow hedges mostly due to the hedges being off-market at the time of designation. The amount of losses in OCI related to the hedged transactions as of June 30, 2009 that is expected to be reclassified into the Consolidated Statements of Operations within the next 12 months is approximately $158 million.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Balance Sheets or in the Consolidated Statements of Operations, see the tabular information presented below.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

FAIR VALUE OF DERIVATIVE INSTRUMENTS

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of June 30, 2009
	Derivative Assets		Derivative Liabilities
(in millions)	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contracts	—		$(311.0)	Other long-term liabilities and Other current liabilities
Foreign exchange contracts	—		(2.9)	Other long-term liabilities

Total derivatives designated as hedging instruments	—		(313.9)

Derivatives not designated as hedging instruments
Interest rate contracts	—		(162.8)	Other long-term liabilities and Other current liabilities
Foreign exchange contracts	$2.8	Other long- term assets	(3.0)	Other long-term liabilities

Total derivatives not designated as hedging instruments	2.8		(165.8)

Total Derivatives	$2.8		$(479.7)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of December 31, 2008
(in millions)	Derivative Assets		Derivative Liabilities
	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contracts	—		$(598.8)	Other long-term liabilities and Other current liabilities
Foreign exchange contracts	$8.9	Other long- term assets	—

Total derivatives designated as hedging instruments	8.9		(598.8)

Derivatives not designated as hedging instruments
Foreign exchange contracts	2.8	Other long- term assets	(2.5)	Other long-term liabilities

Total derivatives not designated as hedging instruments	2.8		(2.5)

Total Derivatives	$11.7		$(601.3)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

For the three months ended June 30, 2009

(in millions, pretax)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in cash flow hedging relationships
Interest rate contracts	$28.4	$(27.4)	Interest expense	$(2.0)	Other income (expense)

Derivatives in net investment hedging relationships
Foreign exchange contracts	$(14.7)	—		—

	Amount of Gain or (Loss) Recognized in Income on Derivative	Location of Gain or (Loss) recognized in Income on Derivative
Derivatives not designated as hedging instruments
Interest rate contracts	$(4.8)	Other income (expense)
Foreign exchange contracts	$(6.8)	Other income (expense)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

For the six months ended June 30, 2009

(in millions, pretax)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in cash flow hedging relationships
Interest rate contracts	$65.6	$(52.4)	Interest expense	$(3.8)	Other income (expense)

Derivatives in net investment hedging relationships
Foreign exchange contracts	$(12.3)	—		$(0.1)	Other income (expense)

	Amount of Gain or (Loss) Recognized in Income on Derivative	Location of Gain or (Loss) recognized in Income on Derivative
Derivatives not designated as hedging instruments
Interest rate contracts	$(1.9)	Other income (expense)
Foreign exchange contracts	$(1.1)	Other income (expense)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

ACCUMULATED DERIVATIVE GAINS AND LOSSES

The following table summarizes activity in other comprehensive loss for the six months ended June 30, 2009 related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company (in millions, after tax):

Six months ended June 30, 2009
Accumulated loss included in other comprehensive loss at beginning of the period	$(339.6)
Less: Reclassifications into earnings from other comprehensive loss	32.9

(306.7)
Net gains in fair value of derivatives (a)	34.2

Accumulated loss included in other comprehensive loss at end of the period	$(272.5)

(a)	Gains and losses are included in unrealized gains on hedging activities and in foreign currency translation adjustment on the Consolidated Statement of Equity.

Note 13: Supplemental Guarantor Condensed Consolidating Financial Statements

FDC’s publicly tradable 9.875% senior notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). None of the other subsidiaries of FDC, either direct or indirect, guarantee the senior publicly tradable notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured revolving credit facility and senior secured term loan facility, senior unsecured cash-pay notes, senior unsecured PIK notes due 2015 and senior subordinated unsecured notes. The publicly tradable 9.875% senior note guarantees are unsecured and rank senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The publicly tradable 9.875% senior note guarantees rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries.

The following tables present the results of operations, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the three and six months ended June 30, 2009 and 2008, and as of June 30, 2009 and December 31, 2008 to arrive at the information for FDC on a consolidated basis.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Three months ended June 30, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,072.9	$299.8	$(1.2)	$1,371.5
Investment income, net	—	1.5	(2.5)	—	(1.0)
Product sales and other	—	141.8	67.9	(3.5)	206.2
Reimbursable debit network fees, postage and other	—	619.9	12.0	—	631.9

	—	1,836.1	377.2	(4.7)	2,208.6

Expenses:
Cost of services (exclusive of items shown below)	—	525.1	149.2	(1.2)	673.1
Cost of products sold	—	60.9	22.8	(3.5)	80.2
Selling, general and administrative	53.4	197.3	80.5	—	331.2
Reimbursable debit network fees, postage and other	—	619.9	12.0	—	631.9
Depreciation and amortization	1.5	299.9	64.2	—	365.6
Other operating expenses:
Restructuring, net	(0.2)	8.0	0.6	—	8.4

	54.7	1,711.1	329.3	(4.7)	2,090.4

Operating (loss) profit	(54.7)	125.0	47.9	—	118.2

Interest income	1.3	0.2	1.6	—	3.1
Interest expense	(443.4)	(2.1)	(4.1)	—	(449.6)
Interest (expense) income from intercompany notes	(34.0)	24.5	9.5	—	—
Other income (expense)	(42.1)	1.7	36.8	—	(3.6)
Equity earnings (losses) from consolidated subsidiaries	158.0	(3.8)	—	(154.2)	—

	(360.2)	20.5	43.8	(154.2)	(450.1)

(Loss) income before income taxes and equity earnings in affiliates	(414.9)	145.5	91.7	(154.2)	(331.9)
Income tax (benefit) expense	(219.0)	67.7	38.5	—	(112.8)
Equity earnings in affiliates	—	25.8	(0.3)	—	25.5

Net (loss) income	(195.9)	103.6	52.9	(154.2)	(193.6)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.3)	2.6	—	2.3

Net (loss) income attributable to First Data Corporation	$(195.9)	$103.9	$50.3	$(154.2)	$(195.9)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Six months ended June 30, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,106.4	$574.1	$(2.2)	$2,678.3
Investment income, net	—	4.0	0.8	—	4.8
Product sales and other	—	255.1	131.4	(6.3)	380.2
Reimbursable debit network fees, postage and other	—	1,197.3	24.2	—	1,221.5

	—	3,562.8	730.5	(8.5)	4,284.8

Expenses:
Cost of services (exclusive of items shown below)	—	1,064.4	325.2	(2.2)	1,387.4
Cost of products sold	—	109.6	40.4	(6.3)	143.7
Selling, general and administrative	106.5	392.7	158.5	—	657.7
Reimbursable debit network fees, postage and other	—	1,197.3	24.2	—	1,221.5
Depreciation and amortization	2.6	564.6	127.9	—	695.1
Other operating expenses:
Restructuring, net	0.9	25.7	6.9	—	33.5
Litigation and regulatory settlements	(2.7)	—	—	—	(2.7)

	107.3	3,354.3	683.1	(8.5)	4,136.2

Operating (loss) profit	(107.3)	208.5	47.4	—	148.6

Interest income	2.8	0.3	3.3	—	6.4
Interest expense	(885.1)	(4.1)	(8.6)	—	(897.8)
Interest (expense) income from intercompany notes	(69.2)	50.6	18.6	—	—
Other income (expense)	7.8	3.0	8.9	—	19.7
Equity earnings (losses) from consolidated subsidiaries	220.0	(20.4)	—	(199.6)	—

	(723.7)	29.4	22.2	(199.6)	(871.7)

(Loss) income before income taxes and equity earnings in affiliates	(831.0)	237.9	69.6	(199.6)	(723.1)
Income tax (benefit) expense	(403.8)	112.4	33.8	—	(257.6)
Equity earnings in affiliates	—	45.1	(1.1)	—	44.0

Net (loss) income	(427.2)	170.6	34.7	(199.6)	(421.5)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.1)	5.8	—	5.7

Net (loss) income attributable to First Data Corporation	$(427.2)	$170.7	$28.9	$(199.6)	$(427.2)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Three months ended June 30, 2008
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$0.8	$986.5	$457.8	$(1.4)	$1,443.7
Investment income, net	—	6.7	29.1	—	35.8
Product sales and other	—	133.5	87.1	(6.6)	214.0
Reimbursable debit network fees, postage and other	—	483.6	27.2	—	510.8

	0.8	1,610.3	601.2	(8.0)	2,204.3

Expenses:
Cost of services (exclusive of items shown below)	—	476.6	233.9	(1.4)	709.1
Cost of products sold	—	54.5	35.5	(6.6)	83.4
Selling, general and administrative	58.2	196.8	100.5	—	355.5
Reimbursable debit network fees, postage and other	—	483.6	27.2	—	510.8
Depreciation and amortization	1.5	246.6	90.7	—	338.8
Other operating expenses:
Restructuring, net	—	—	(0.1)	—	(0.1)

	59.7	1,458.1	487.7	(8.0)	1,997.5

Operating (loss) profit	(58.9)	152.2	113.5	—	206.8

Interest income	1.9	0.8	3.9	—	6.6
Interest expense	(441.6)	(1.9)	(7.6)	—	(451.1)
Interest (expense) income from intercompany notes	(26.4)	20.5	5.9	—	—
Other income (expense)	39.9	—	(33.5)	—	6.4
Equity earnings from consolidated subsidiaries	162.7	21.3	—	(184.0)	—

	(263.5)	40.7	(31.3)	(184.0)	(438.1)

(Loss) income before income taxes and equity earnings in affiliates	(322.4)	192.9	82.2	(184.0)	(231.3)
Income tax (benefit) expense	(156.2)	86.4	0.4	—	(69.4)
Equity earnings in affiliates	5.6	32.4	3.6	—	41.6

Net (loss) income	(160.6)	138.9	85.4	(184.0)	(120.3)
Less: Net income attributable to noncontrolling interests	—	0.2	40.1	—	40.3

Net (loss) income attributable to First Data Corporation	$(160.6)	$138.7	$45.3	$(184.0)	$(160.6)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Six months ended June 30, 2008
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$1.6	$1,951.0	$873.4	$(2.6)	$2,823.4
Investment income, net	—	15.0	76.8	—	91.8
Product sales and other	—	274.7	163.9	(12.6)	426.0
Reimbursable debit network fees, postage and other	—	940.6	49.0	—	989.6

	1.6	3,181.3	1,163.1	(15.2)	4,330.8

Expenses:
Cost of services (exclusive of items shown below)	—	969.6	463.6	(2.6)	1,430.6
Cost of products sold	—	103.4	63.5	(12.6)	154.3
Selling, general and administrative	114.1	388.6	192.4	—	695.1
Reimbursable debit network fees, postage and other	—	940.6	49.0	—	989.6
Depreciation and amortization	2.9	480.2	174.8	—	657.9
Other operating expenses:
Restructuring, net	—	—	(0.1)	—	(0.1)

	117.0	2,882.4	943.2	(15.2)	3,927.4

Operating (loss) profit	(115.4)	298.9	219.9	—	403.4

Interest income	5.9	1.8	7.9	—	15.6
Interest expense	(953.1)	(3.2)	(12.5)	—	(968.8)
Interest (expense) income from intercompany notes	(52.7)	41.3	11.4	—	—
Other income (expense)	(70.3)	0.5	33.0	—	(36.8)
Equity earnings from consolidated subsidiaries	381.1	43.4	—	(424.5)	—

	(689.1)	83.8	39.8	(424.5)	(990.0)

(Loss) income before income taxes and equity earnings in affiliates	(804.5)	382.7	259.7	(424.5)	(586.6)
Income tax (benefit) expense	(412.9)	167.2	45.8	—	(199.9)
Equity earnings in affiliates	9.3	59.7	4.7	—	73.7

Net (loss) income	(382.3)	275.2	218.6	(424.5)	(313.0)
Less: Net income attributable to noncontrolling interests	—	0.4	68.9	—	69.3

Net (loss) income attributable to First Data Corporation	$(382.3)	$274.8	$149.7	$(424.5)	$(382.3)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	June 30, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$48.1	$13.8	$706.1	—	$768.0
Accounts receivable, net of allowance for doubtful accounts	18.5	1,530.2	640.8	—	2,189.5
Settlement assets (1)	—	3,192.6	5,297.5	—	8,490.1
Other current assets	109.6	264.0	109.0	—	482.6

Total current assets	176.2	5,000.6	6,753.4	—	11,930.2

Property and equipment, net of accumulated depreciation	27.8	714.6	340.6	—	1,083.0
Goodwill	—	9,125.8	7,987.7	—	17,113.5
Customer relationships, net of accumulated amortization	—	3,535.4	2,876.3	—	6,411.7
Other intangibles, net of accumulated amortization	606.5	833.9	779.3	—	2,219.7
Investment in affiliates	—	1,390.2	35.1	$(128.7)	1,296.6
Long-term settlement assets (1)	—	—	479.4	—	479.4
Other long-term assets	609.7	229.7	38.7	—	878.1
Investment in consolidated subsidiaries	28,216.0	5,225.3	—	(33,441.3)	—

Total assets	$29,636.2	$26,055.5	$19,290.5	$(33,570.0)	$41,412.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$0.7	$88.4	$85.7	—	$174.8
Short-term and current portion of long-term borrowings	247.2	38.5	161.4	—	447.1
Settlement obligations (1)	—	3,192.6	5,826.2	—	9,018.8
Other current liabilities	390.0	608.7	219.9	—	1,218.6

Total current liabilities	637.9	3,928.2	6,293.2	—	10,859.3

Long-term borrowings	22,028.6	59.1	98.0	—	22,185.7
Deferred long-term tax (assets) liabilities	(684.1)	2,008.9	108.6	—	1,433.4
Intercompany payable (receivable)	2,996.0	(2,388.5)	(607.5)	—	—
Intercompany notes	1,496.2	(1,051.1)	(445.1)	—	—
Other long-term liabilities	1,066.3	80.8	25.5	—	1,172.6

Total liabilities	27,540.9	2,637.4	5,472.7	—	35,651.0

Redeemable common stock	—	—	321.7	$(321.7)	—
Redeemable noncontrolling interests	—	—	—	193.0	193.0

First Data Corporation stockholder’s equity	2,095.3	23,418.1	6,448.6	(29,866.7)	2,095.3

Noncontrolling interests	—	—	28.7	3,444.2	3,472.9
Equity of consolidated alliance	—	—	7,018.8	(7,018.8)	—

Total equity	2,095.3	23,418.1	13,496.1	(33,441.3)	5,568.2

Total liabilities and equity	$29,636.2	$26,055.5	$19,290.5	$(33,570.0)	$41,412.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	December 31, 2008
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10.5	$38.9	$356.9	—	$406.3
Accounts receivable, net of allowance for doubtful accounts	14.3	1,799.5	823.4	—	2,637.2
Settlement assets (1)	—	4,138.3	3,791.9	—	7,930.2
Other current assets	73.3	259.1	87.4	—	419.8

Total current assets	98.1	6,235.8	5,059.6	—	11,393.5

Property and equipment, net of accumulated depreciation	26.0	731.2	330.6	—	1,087.8
Goodwill	—	11,548.5	3,312.7	—	14,861.2
Customer relationships, net of accumulated amortization	—	4,822.7	1,164.9	—	5,987.6
Other intangibles, net of accumulated amortization	605.9	887.6	422.1	—	1,915.6
Investment in affiliates	—	1,190.0	69.6	—	1,259.6
Long-term settlement assets (1)	—	—	732.7	—	732.7
Other long-term assets	656.3	233.3	48.5	—	938.1
Investment in consolidated subsidiaries	27,946.7	1,691.8	—	$(29,638.5)	—

Total assets	$29,333.0	$27,340.9	$11,140.7	$(29,638.5)	$38,176.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$83.3	$103.2	—	$186.5
Short-term and current portion of long-term borrowings	157.4	31.7	308.2	—	497.3
Settlement obligations (1)	—	4,138.3	4,542.3	—	8,680.6
Other current liabilities	371.7	737.8	304.1	—	1,413.6

Total current liabilities	529.1	4,991.1	5,257.8	—	10,778.0

Long-term borrowings	21,934.4	43.8	97.0	—	22,075.2
Long-term deferred tax (assets) liabilities	(626.3)	2,181.0	93.5	—	1,648.2
Intercompany payable (receivable)	2,347.6	(1,760.1)	(587.5)	—	—
Intercompany notes	1,613.5	(1,201.1)	(412.4)	—	—
Other long-term liabilities	1,156.8	96.0	19.6	—	1,272.4

Total liabilities	26,955.1	4,350.7	4,468.0	—	35,773.8

First Data Corporation stockholder’s equity	2,377.9	22,990.2	6,648.3	$(29,638.5)	2,377.9

Noncontrolling interests	—	—	24.4	—	24.4

Total equity	2,377.9	22,990.2	6,672.7	(29,638.5)	2,402.3

Total liabilities and equity	$29,333.0	$27,340.9	$11,140.7	$(29,638.5)	$38,176.1

(1)

The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Six months ended June 30, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Cash and cash equivalents at beginning of period	$10.5	$38.9	$356.9	—	$406.3

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(427.2)	170.6	34.7	(199.6)	(421.5)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	2.6	607.0	131.5	—	741.1
(Gains) charges related to other operating expenses and other income (expense)	(7.4)	22.7	(2.0)	—	13.3
Other non-cash and non-operating items, net	(41.2)	(22.7)	(2.2)	199.6	133.5
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(466.7)	355.0	158.3	—	46.6

Net cash (used in) provided by operating activities	(939.9)	1,132.6	320.3	—	513.0

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(134.9)	(3.7)	128.7	(9.9)
Payments related to other businesses previously acquired	—	(13.4)	(0.1)	—	(13.5)
Proceeds from sale of property and equipment	—	0.4	15.0	—	15.4
Additions to property and equipment	(3.5)	(31.9)	(54.2)	—	(89.6)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.8)	(54.2)	(17.1)	—	(73.1)
Proceeds from the sale of marketable securities	—	0.2		—	0.2
Other investing activities	—	0.5	5.3	—	5.8

Net cash (used in) provided by investing activities	(5.3)	(233.3)	(54.8)	128.7	(164.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	77.0	—	(149.8)	—	(72.8)
Principal payments on long-term debt	(64.7)	(20.5)	(12.9)	—	(98.1)
Contributions from noncontrolling interests	—	—	—	193.0	193.0
Proceeds from issuance of common stock	—	—	321.7	(321.7)	—
Distributions and dividends paid to noncontrolling interests	—	—	(6.6)	—	(6.6)
Intercompany	970.5	(899.2)	(71.3)	—	—

Net cash provided by (used in) financing activities	982.8	(919.7)	81.1	(128.7)	15.5

Effect of exchange rate changes on cash and cash equivalents	—	(4.7)	2.6	—	(2.1)

Change in cash and cash equivalents	37.6	(25.1)	349.2	—	361.7

Cash and cash equivalents at end of period	$48.1	$13.8	$706.1	—	$768.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2008
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Cash and cash equivalents at beginning of period	$60.6	$60.7	$485.2	—	$606.5

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(382.3)	275.2	218.6	(424.5)	(313.0)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	19.6	569.1	173.2	—	761.9
Charges (gains) related to other operating expenses and other income (expense)	70.3	(0.5)	(33.1)	—	36.7
Other non-cash and non-operating items, net	(269.7)	(178.8)	(6.0)	424.5	(30.0)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(350.6)	291.4	(28.6)	—	(87.8)

Net cash (used in) provided by operating activities	(912.7)	956.4	324.1	—	367.8

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	—	(177.8)	—	(177.8)
Payments related to other businesses previously acquired	2.6	(18.8)	(0.5)	—	(16.7)
Additions to property and equipment, net	(1.8)	(76.8)	(44.0)	—	(122.6)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.3)	(51.6)	(24.2)	—	(77.1)
Proceeds from the sale of marketable securities	—	0.3	52.1	—	52.4
Other investing activities	(2.1)	—	7.1	—	5.0

Net cash used in investing activities	(2.6)	(146.9)	(187.3)	—	(336.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	70.0	—	(9.0)	—	61.0
Principal payments on long-term debt	(66.6)	(14.6)	(16.0)	—	(97.2)
Distributions and dividends paid to noncontrolling interests	—	—	(71.2)	—	(71.2)
Purchase of noncontrolling interests	(17.6)	—	—	—	(17.6)
Capital contributed by Parent	104.3	—	—	—	104.3
Cash dividends	(0.9)	—	—	—	(0.9)
Intercompany	794.9	(771.7)	(23.2)	—	—

Net cash provided by (used in) financing activities	884.1	(786.3)	(119.4)	—	(21.6)

Effect of exchange rate changes on cash and cash equivalents	—	19.1	20.3	—	39.4

Change in cash and cash equivalents	(31.2)	42.3	37.7	—	48.8

Cash and cash equivalents at end of period	$29.4	$103.0	$522.9	—	$655.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Data Corporation (“FDC” or “the Company”), with global headquarters and principal executive offices in Atlanta, Georgia, and a principal administrative office in Greenwood Village, Colorado, operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; prepaid card services; official check issuance; and check verification, settlement and guarantee.

Segment Realignment

Effective January 1, 2009, the Company’s Chief Executive Officer began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. FDC now operates in four business segments: Retail and Alliance Services, Financial Services, International and Integrated Payment Systems (“IPS”). The most significant changes were check verification, settlement and guarantee services moving from the Financial Services segment into the Retail and Alliance Services segment as well as the Prepaid Services segment moving into the Retail and Alliance Services segment. A summary of the new segments follows:

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

•

The IPS segment is principally comprised of operations that deal in the issuance of official checks which are sold by agents that are financial institutions and the issuance of money orders which are sold by agents that are financial institutions and retail businesses. Official checks serve as an alternative to a bank’s own items such as cashiers or bank checks. Money orders serve as a disbursement option for a consumer or business. Revenue is principally earned on invested funds which are pending settlement. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., which is licensed to offer payment instrument and money transmitter services that fall under state and federal regulations. This segment is in the process of winding down its official check and money order businesses. IPS also offers payment processing services, and such other services will continue after the wind down of the official check and money order businesses.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Summary

The following financial summary presents information for the three and six months ended June 30, 2009 and the comparable periods in 2008:

	Three months ended June 30,
(in millions)	2009	2008	Percentage Change
Total consolidated revenues	$2,208.6	$2,204.3	0%
Total consolidated operating profit	$118.2	$206.8	(43)%
Retail and Alliance Services segment revenue	$1,284.7	$1,185.5	8%
Financial Services segment revenue	$532.2	$556.6	(4)%
International segment revenue	$404.4	$467.3	(13)%

	Six months ended June 30,
(in millions)	2009	2008	Percentage Change
Total consolidated revenues	$4,284.8	$4,330.8	(1)%
Total consolidated operating profit	$148.6	$403.4	(63)%
Retail and Alliance Services segment revenue	$2,440.7	$2,266.6	8%
Financial Services segment revenue	$1,076.4	$1,115.1	(3)%
International segment revenue	$773.1	$906.4	(15)%

Banc of America Merchant Services, LLC

Transaction

On June 26, 2009, Bank of America N.A. (“BofA”) and the Company, together with Rockmount Investments, LLC (“Rockmount”), an investment vehicle controlled by a third-party investor, formed a new company, Banc of America Merchant Services, LLC (“BAMS”). BAMS will provide clients with a comprehensive suite of acquiring and processing payment products for credit and debit cards as well as merchant loyalty, prepaid, check and e-commerce solutions.

The Company owns a 48.45% direct voting interest in BAMS and BofA owns a 46.55% direct voting interest. The remaining stake in BAMS is a 5% non-voting interest held by Rockmount. The Company owns a 40% non-controlling interest in Rockmount. The Company’s 48.45% direct voting interest in BAMS, together with its control of the management committee, which governs BAMS, provides the Company with a controlling financial interest in BAMS under the applicable accounting standards and rules and thus BAMS is consolidated by the Company and reported in its Retail and Alliance Services segment. BofA’s 46.55% interest in BAMS is presented as a noncontrolling interest component of total equity.

BofA’s and the Company’s contributions to the newly formed company were principally comprised of merchant acquiring contract rights and relationships and sales forces. The Company’s contribution was most significantly comprised of assets received upon the November 1, 2008 termination of the Chase Paymentech Solutions alliance, though certain other assets were included as well. Rockmount’s contribution was in the form of cash totaling $321.7 million of which $128.7 million represents the cash contributed to Rockmount by the Company for its 40% investment noted above.

Rockmount may, at the sole option of the third-party owning a controlling interest in Rockmount, require that BAMS redeem Rockmount’s interest in BAMS. This option is available during a specified period of time after each of the fourth quarter of 2009 and the first and second quarters of 2010, and upon certain conditions, additional periods thereafter. Rockmount’s interest would be redeemed by BAMS for an amount of cash based on Rockmount’s capital account balance in BAMS immediately prior to the redemption subject to an additional adjustment to be paid or received by the Company and BofA based on the level of BAMS revenues for the trailing 12 month periods ending at the end of the fiscal quarter immediately prior to the exercise or extension of the option. Since Rockmount has the ability to put its interests to BAMS (a consolidated subsidiary of the Company), the Company has classified the 3% non-voting interest attributable to the third-party investor as Redeemable noncontrolling interest in the Consolidated Balance Sheet rather than as Equity. The 2% non-voting interest attributable to the Company is included with the Company’s direct voting interest in balances attributable to the Company in the Consolidated Financial Statements.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The formation of BAMS was accounted for by the Company as a sale of a noncontrolling interest in a subsidiary and a purchase business combination. For the quarter ended June 30, 2009, the Company has not recorded a gain or loss on the transaction due to the preliminary nature of the valuations and allocation of the Company’s assets to BAMS. Additionally, the assets comprising the most significant portion of the Company’s contribution were recently adjusted to fair value in the fourth quarter 2008 in connection with the November 1, 2008 termination of the Chase Paymentech Solutions alliance. Upon finalization of such valuations and allocations, the Company may record a gain or loss through adjustments to additional paid in capital and noncontrolling interest. The Company does not currently anticipate such adjustments to be material.

Purchase price allocation

The assets contributed to BAMS by the Company continue to be recorded at the Company’s carrying basis, which for the majority of assets was established effective November 1, 2008 as described immediately above net of applicable amortization expense subsequently recognized, and the assets contributed by BofA were recorded at their estimated fair value. The fair value of the BofA contribution to BAMS was determined by estimating the BAMS enterprise value and attributing the appropriate portion of that value to such contribution. The Company relied in part upon a third party valuation firm in determining the enterprise value of BAMS. The value attributed to the net tangible and identifiable intangible assets contributed by BofA was based on their estimated fair values. The preliminary purchase price allocation resulted in identifiable intangible assets of $1,200 million, which will be amortized over a range preliminarily estimated to be 10 to 20 years, and goodwill of $2,244 million. See footnote Note 4 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a description of the methodologies used to determine the fair value of the enterprise and intangible assets.

Chase Paymentech Solutions and Wells Fargo Merchant Services

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance joint venture, Chase Paymentech Solutions TM (“CPS”), which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the joint venture. The new domestic owned and managed business is being operated as part of FDC’s Retail and Alliance Services segment. FDC continues to provide transaction processing and related services for certain merchants of the joint venture that were allocated to JPMorgan Chase but are resident on FDC’s processing platforms. FDC historically accounted for its minority interest in the joint venture under the equity method of accounting. Since November 1, 2008, the portion of CPS business received by the Company in the separation is reflected on a consolidated basis throughout the financial statements. In the three and six months ended June 30, 2008, CPS comprised the vast majority of the “Equity earnings in affiliates” and the processing and other fees noted in footnote (a) on the face of the Consolidated Statements of Operations. As noted under “Banc of America Merchant Services, LLC” above, the majority of the assets received by the Company from the termination of CPS were contributed to BAMS effective June 26, 2009.

On December 31, 2008, the Company and Wells Fargo & Company (“WFB”) extended their merchant alliance joint venture, Wells Fargo Merchant Services, LLC (“WFMS”) for five years beyond its previously contracted termination date through December 31, 2014. In connection with the agreement to extend WFMS, FDC sold 12.5% of the membership interests to WFB. This resulted in FDC and WFB owning 40% and 60% of WFMS, respectively, as of December 31, 2008. As a result of the transaction, FDC deconsolidated the WFMS balance sheet and is reflecting its remaining ownership interest as an equity method investment. In 2009, the Company’s share of WFMS’s earnings is reflected in the “Equity earnings in affiliates” line in the Consolidated Statements of Operations and therefore consolidated revenues and expenses decreased in 2009 compared to 2008. In the three and six months ended June 30, 2009, WFMS comprised the majority of the “Equity earnings in affiliates” and the processing and other fees noted in footnote (a) on the face of the Consolidated Statements of Operations.

In comparing 2009 to 2008, the net impact of the termination of CPS and the deconsolidation of WFMS were offsetting in nature but resulted in net increases in consolidated revenues and expenses and net decreases in “Equity earnings in affiliates” due to the relative greater significance of CPS related balances. Net income (loss) attributable to the Company was negatively impacted in 2009 compared to 2008 as the result of the WFMS membership interest sale referred to above but was otherwise largely unaffected by the structural changes. The combined impact of these transactions is referred to throughout this MD&A as “the net impact of the CPS and WFMS alliance transactions.”

Other

On August 10, 2009, the Company launched a registered exchange offer to exchange any and all of its outstanding unregistered unsecured 9 7/8% Senior Cash-Pay Notes due 2015, its outstanding unregistered unsecured 10 11/20% Senior PIK Notes due 2015 and its outstanding unregistered unsecured 11 1/4% Senior Subordinated Notes due 2016 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. The exchange offer expires on September 4, 2009, unless extended.

The Company signed an agreement to extend its merchant acquiring joint venture with The PNC Financial Services Group (“PNC”) for an additional eight years which now includes National City Corporation merchant referrals. In addition, the Company renewed and expanded its agreement for transaction processing services with PNC which will include additional PIN-debit and ATM processing PNC gained through its acquisition of National City Corporation.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Economic Conditions

General economic conditions in the U.S. and other areas of the world weakened in the second half of 2008 with a dramatic acceleration in the fourth quarter which generally continued through the first half of 2009. Many of FDC’s businesses rely in part on the number and size of consumer transactions which have been challenged by a weakened U.S. and world economy and difficult credit markets. Broad slowdowns in consumer spending had a material impact on the first and second quarter 2009 revenues and profits. The Company experienced increased credit losses during the first half of 2009 compared to the same period in 2008 resulting from a higher level of merchant failures and bankruptcy filings generally attributable to challenges in the current economic environment. In addition, the Company’s revenues and operating profit during the first half of 2009 as compared to the same period in 2008 were adversely impacted by decreases in the average ticket size of acquired credit card transactions, consumer spending shifting to large discount merchants from local and regional merchants and shifts to personal identification number (“PIN”) debit card transactions from credit card transactions. Also as a result of the current economic conditions in the U.S., credit card issuers have been reducing credit limits and closing accounts and are more selective with regard to whom they issue credit cards. This reduction in the number of accounts and account activity adversely impacted Financial Services segment results during the three and six months ended June 30, 2009 as discussed below. A continuation of the economic slowdown could adversely impact future revenues and profits of the Company.

The Company’s source of liquidity is principally cash generated from operating activities, supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The economic downturn is expected to have at least a near-term impact on the capital resources provided by operating activities. The Company utilized a small portion of the revolving credit facility during the six months ended June 30, 2009 on a very short-term basis due to timing of expenditures and funding requirements.

In addition to the current economic conditions, there is also volatility in the credit and capital markets which could adversely impact the Company’s results of operations due to the potential for additional investment losses and investment impairments. Investment impairments and losses recorded during the six months ended June 30, 2009 were not material.

Adoption of SFAS 160

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), effective January 1, 2009 which requires that earnings attributed to noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense. The Company’s Consolidated Statement of Operations for 2008 has been revised to conform to the presentation requirements of SFAS No. 160. In addition, presentation of transactions related to noncontrolling interests in the Company’s Consolidated Statement of Cash Flows in 2008 has been revised to reclassify such items from “Cash Flows from Operating Activities” and “Cash Flows from Investing Activities” to “Cash Flows from Financing Activities.”

Results of Operations

Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated. Amounts in 2008 have been adjusted to conform to the current year presentation, the largest of which was the reclassification of certain expenses from “Cost of services” to “Selling, general and administrative.”

Consolidated Results

	Three months ended June 30,				Change
(in millions)	2009	% of Total Revenue	2008	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$1,371.5	62%	$1,443.7	65%	$(72.2)	(5)%
Investment income, net	(1.0)	(0)%	35.8	2%	(36.8)	NM
Product sales and other	206.2	9%	214.0	10%	(7.8)	(4)%
Reimbursable debit network fees, postage and other	631.9	29%	510.8	23%	121.1	24%

	$2,208.6	100%	$2,204.3	100%	$4.3	0%

Expenses:
Cost of services (exclusive of items shown below)	$673.1	30%	$709.1	33%	$(36.0)	(5)%
Cost of products sold	80.2	4%	83.4	4%	(3.2)	(4)%
Selling, general and administrative	331.2	15%	355.5	16%	(24.3)	(7)%
Reimbursable debit network fees, postage and other	631.9	29%	510.8	23%	121.1	24%
Depreciation and amortization	365.6	17%	338.8	15%	26.8	8%
Other operating expenses, net	8.4	0%	(0.1)	(0)%	8.5	NM

	$2,090.4	95%	$1,997.5	91%	$92.9	5%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,				Change
(in millions)	2009	% of Total Revenue	2008	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$2,678.3	62%	$2,823.4	65%	$(145.1)	(5)%
Investment income, net	4.8	0%	91.8	2%	(87.0)	(95)%
Product sales and other	380.2	9%	426.0	10%	(45.8)	(11)%
Reimbursable debit network fees, postage and other	1,221.5	29%	989.6	23%	231.9	23%

	$4,284.8	100%	$4,330.8	100%	$(46.0)	(1)%

Expenses:
Cost of services (exclusive of items shown below)	$1,387.4	33%	$1,430.6	33%	$(43.2)	(3)%
Cost of products sold	143.7	3%	154.3	4%	(10.6)	(7)%
Selling, general and administrative	657.7	15%	695.1	16%	(37.4)	(5)%
Reimbursable debit network fees, postage and other	1,221.5	29%	989.6	23%	231.9	23%
Depreciation and amortization	695.1	16%	657.9	15%	37.2	6%
Other operating expenses, net	30.8	1%	(0.1)	(0)%	30.9	NM

	$4,136.2	97%	$3,927.4	91%	$208.8	5%

NM – Not Meaningful

The following provides highlights of revenue and expense growth while a more detailed discussion is included in the “Segment Results” section below:

Operating revenues overview

Transaction and processing service fees – Revenues decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 mostly due to the impact of the weakened economy, price compression, lost business and the impact of foreign exchange rate movements. Partially offsetting these decreases were increases resulting from the net impact of the CPS and WFMS alliance transactions described above, which benefited the growth rate by 3 percentage points for both the three and six-month periods, as well as growth of existing clients and new business.

Investment income, net – Revenues decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to lower market interest rates and a decrease in settlement portfolio balances caused by the wind-down of the official check and money order businesses. Earnings from the official check and money order businesses were more than offset by commissions, some of which are not variable in nature, that are netted against earnings on the investment portfolio in the IPS segment. In addition, investment income earned on settlement assets associated with the merchant acquiring business decreased due to lower market interest rates.

Product sales and other – Revenues decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due most significantly to decreases of approximately $15 million and $44 million, respectively, in royalty income reflected in All Other and Corporate. Also contributing to the decreases were declines in equipment and terminal sales primarily internationally. Partially offsetting these decreases was an increase due to contract termination fees recognized in the second quarter 2009 related to the termination of services by a customer in the Financial Services segment. The recognition of contract termination fees positively impacted product sales and other revenue growth rates by 13 and 7 percentage points for the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Reimbursable debit network fees, postage and other – Revenues and expense increased during the three and six months ended June 30, 2009 compared to the same periods in 2008 most significantly due to the net impact of the CPS and WFMS alliance transactions described above which benefited the reimbursable debit network fees, postage and other growth rates by 23 and 22 percentage points, respectively. Also contributing to the increase was continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks and an increase in postage rates. Partially offsetting these increases was a decrease in print and plastic volumes as a result of the termination of services discussed above. The termination of services impacted the reimbursable debit network fees, postage and other revenue growth rates by 2 percentage points for both the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively.

Operating expenses overview

Cost of services – Expenses decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due most significantly to decreases in employee related expenses as a result of lower incentive compensation which impacted the cost of services growth rates by 2 percentage points for both the three and six month periods. Partially offsetting these decreases were increases due to platform consolidation, platform development and labor sourcing initiatives. Data center consolidation expenses increased for the six months ended June 30, 2009 compared to the same period in 2008 but decreased for the three-month period due to projects beginning to wind down in 2009. Other increases and decreases in cost of services expenses were not individually significant. Cost of services, as a percentage of transaction and processing service fee revenue, increased for the six months ended June 30, 2009 but remained flat for the three months ended June 30, 2009 compared to the same periods in 2008 as a result of the items noted above.

Cost of products sold – Expenses decreased during the three and six months ended June 30, 2009 compared to the same periods in 2008 due principally to decreases in International equipment and terminal sales.

Selling, general and administrative – Expenses decreased for the three and six months ended June 30, 2009 compared to same periods in 2008 as a result of foreign currency exchange rate movements, lower incentive compensation, reductions in force and lower legal and professional fees related to the settlement of certain litigation in 2008. Lower incentive compensation impacted the selling, general and administrative growth rates by 4 and 5 percentage points, respectively. Partially offsetting these decreases were increases in expenses associated with payments to retail independent sales organizations (“ISO”) most significantly as a result of the portion of the CPS alliance received by the Company upon termination which impacted the selling, general and administrative growth rates by 9 and 8 percentage points, respectively. Selling, general and administrative expenses, as a percentage of transaction and processing service fee revenue, remained flat for the three and six months ended June 30, 2009 compared to the same periods in 2008 as a result of the items noted above.

Depreciation and amortization – Expenses increased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due most significantly to the net impact of amortization associated with the CPS and WFMS alliance transactions noted above as well as an increase due to newly capitalized assets. In addition, amortization expense increased in the 2009 periods compared to the 2008 periods as a result of accelerated amortization recorded in second quarter 2009 related to intangible assets associated with the contract termination noted above. These increases were partially offset by less amortization in the current periods on certain intangible assets that are being amortized on an accelerated basis resulting in more amortization in prior periods.

Other operating expenses, net

The Company recorded restructuring charges comprised of severance totaling $10.2 million and $40.2 million for the three and six months ended June 30, 2009, respectively. The Company also recorded charges related to facility closures totaling $0.4 million during the first quarter 2009. The restructurings resulted in the termination of employees company wide totaling $0.3 million and $9.8 million in Retail and Alliance Services, $2.4 million and $8.5 million in Financial Services, $4.9 million and $15.7 million in International and $2.6 million and $6.2 million in All Other and Corporate, for the three and six months ended June 30, 2009 and 2008, respectively. The restructurings in the first quarter 2009 resulted from the elimination of a select number of management and other positions as part of the Company’s cost saving initiatives. The second quarter 2009 restructurings resulted from similar actions as in the first quarter in the International segment while domestic restructurings resulted from site consolidations and the elimination of certain information technology positions. Cost savings initiatives are expected to continue into future periods resulting in additional restructuring charges. The Company estimates cost savings resulting from 2009 restructuring activities of approximately $39 million in 2009 and approximately $55 million on an annual basis. Partially offsetting the charges are reversals of 2009 and 2008 restructuring accruals of $1.8 million and $7.1 million during the three and six months ended June 30, 2009, respectively, related to the Company’s change in strategy related to global labor sourcing initiatives as well as refining previously recorded estimates.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense for the three months ended June 30, 2009 remained relatively flat compared to the same period in 2008 due to lower average interest rates on variable rate debt in 2009 offset by higher interest rates on the Company’s senior unsecured debt in 2009 as the result of amendments to such debt agreements in June of 2008 combined with average balances remaining relatively constant. The decrease for the six months ended June 30, 2009 compared to the same period in 2008 was driven by similar dynamics but with a disproportionate impact from lower average interest rates on variable rate debt in 2009.

Other income (expense)

	Three months ended June 30,
(in millions)	2009	2008
Investment losses	$(0.3)	—
Derivative financial instruments (losses) and gains	(13.6)	$9.4
Divestitures, net	(0.4)	—
Non-operating foreign currency gains and (losses)	5.2	(3.0)
Other	5.5	—

Other income (expense)	$(3.6)	$6.4

	Six months ended June 30,
(in millions)	2009	2008
Investment (losses) and gains	$(0.7)	$22.1
Derivative financial instruments losses	(6.9)	(3.4)
Divestitures, net	(0.9)	—
Non-operating foreign currency gains and (losses)	22.7	(55.5)
Other	5.5	—

Other income (expense)	$19.7	$(36.8)

Investment gains and (losses) – Investment gains for the six months ended June 30, 2008 resulted from the sale of MasterCard stock.

Derivative financial instruments gains and (losses) – The net gains and losses for the three and six months ended June 30, 2009 and 2008 were due most significantly to the mark-to-market adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges as well as the impact of payments on interest rate swaps that do not qualify as accounting hedges.

Non-operating foreign currency gains and (losses) – The net gains and losses related to the mark-to-market of the Company’s intercompany loans and its euro-denominated debt.

Other – The benefit in 2009 resulted from the reversal of an accrual established in purchase accounting in 2007.

Income taxes

The Company’s effective tax rate on pretax loss was (36.8%) and (37.9%), tax benefits, for the three and six months ended June 30, 2009, respectively, and (36.6%) and (39.0%), tax benefits, for the same periods in 2008. As a result of the application of new guidance associated with noncontrolling interests, the calculation of the effective tax rate has changed from previous years but does not impact the total provision for income taxes; however, the Company’s effective tax rate as calculated from the balances shown on the Consolidated Statements of Operations has changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of pretax loss, the denominator in the effective tax rate computation.

The effective tax rate for the three and six months ended June 30, 2009 was higher than the federal statutory rate due primarily to state tax benefits and foreign income taxed at lower effective rates, partially offset by an increase in the Company’s liability for unrecognized tax benefits and an overall detriment relating to tax effects of foreign exchange gains and losses on intercompany notes. The effective tax rate for the three and six months ended June 30, 2008 was higher than the federal statutory rate mostly due to higher

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

net income attributable to noncontrolling interests for pass through entities for which there was no tax expense provided, most significantly as the result of the deconsolidation of WFMS as described above. This increase was partially offset in the three month period ended June 30, 2008 by state tax accruals, continued accruals on prior year uncertain tax positions, increases in valuation allowances and the reversal of an accrual of a dividend received deduction relating to the CPS alliance.

The balance of the Company’s liability for unrecognized tax benefits, net of the federal benefit on state income taxes, was approximately $551 million as of June 30, 2009, including accrued interest, penalties and approximately $134 million of income tax liabilities for which the Western Union Company is required to indemnify the Company. As of June 30, 2009, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $36 million within the next twelve months as the result of the closure of its 2002 federal tax year. The potential decrease relates to various federal and state tax benefits including research and experimentation credits and certain amortization and loss deductions.

Equity earnings in affiliates

Equity earnings in affiliates decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to the net impact of the CPS and WFMS alliance transactions described above.

Segment Results

As discussed above in “Overview,” results of operations reflect the segment realignment for all periods presented.

Retail and Alliance Services Segment Results

	Three months ended June 30,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$680.3	53%	$671.7	57%	$8.6		1%
Investment income, net	1.3	0%	5.3	0%	(4.0)		(75)%
Product sales and other	81.6	6%	82.6	7%	(1.0)		(1)%
Reimbursable debit network fees, postage and other	484.1	38%	341.9	29%	142.2		42%
Equity earnings in affiliates	37.4	3%	84.0	7%	(46.6)		(55)%

Total revenue	$1,284.7	100%	$1,185.5	100%	$99.2		8%

Operating profit	$122.6		$124.3		$(1.7)		(1)%
Operating margin	10%		10%		0	pts
Key indicators:
Domestic merchant transactions (a)	6,169.6		7,019.4		(849.8)		(12)%

	Six months ended June 30,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$1,300.4	54%	$1,293.6	57%	$6.8		1%
Investment income, net	3.2	0%	13.3	1%	(10.1)		(76)%
Product sales and other	158.3	6%	162.3	7%	(4.0)		(2)%
Reimbursable debit network fees, postage and other	910.3	37%	641.5	28%	268.8		42%
Equity earnings in affiliates	68.5	3%	155.9	7%	(87.4)		(56)%

Total revenue	$2,440.7	100%	$2,266.6	100%	$174.1		8%

Operating profit	$176.8		$207.6		$(30.8)		(15)%
Operating margin	7%		9%		(2	)pts
Key indicators:
Domestic merchant transactions (a)	11,747.9		13,473.8		(1,725.9)		(13)%

(a)

Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the POS. The domestic merchant transactions for the three and six months ended June 30, 2008 include 100% of the CPS alliance transactions. The alliance was terminated on November 1, 2008 and therefore the domestic merchant transactions for the three and six months ended June 30, 2009 include the transactions related to the Company’s 49% proportionate share of the joint venture’s assets rather than 100% of alliance activity. In addition, domestic merchant transactions include activity for JPMorgan Chase merchants that continued to process on FDC platforms. The domestic merchant transactions continue to reflect all WFMS alliance transactions despite the deconsolidation described above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transaction and processing service fees revenue

Components of transaction and processing service fee revenue

	Three months ended June 30,		Change
(in millions)	2009	2008	Amount	%
Acquiring revenue	$539.1	$479.4	$59.7	12%
Check processing revenue	83.5	95.3	(11.8)	(12)%
Prepaid revenue	44.0	51.2	(7.2)	(14)%
Processing revenue charged to unconsolidated merchant alliances	13.7	45.8	(32.1)	(70)%

Total transaction and processing service fees revenue	$680.3	$671.7	$8.6	1%

	Six months ended June 30,		Change
(in millions)	2009	2008	Amount	%
Acquiring revenue	$1,014.2	$912.2	$102.0	11%
Check processing revenue	168.9	194.2	(25.3)	(13)%
Prepaid revenue	90.6	97.2	(6.6)	(7)%
Processing revenue charged to unconsolidated merchant alliances	26.7	90.0	(63.3)	(70)%

Total transaction and processing service fees revenue	$1,300.4	$1,293.6	$6.8	1%

Acquiring revenue

Acquiring revenue increased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to the net impact of the CPS and WFMS alliance transactions noted above which positively impacted acquiring revenue growth rates by 16 and 15 percentage points, respectively. Partially offsetting these increases were decreases due to lower average ticket size for acquired credit card transactions, the growth in PIN-debit card transactions exceeding the growth in credit card transactions, the shift from smaller, more profitable merchants to several nationwide discounters and wholesalers, and other impacts of the economy.

Transaction growth for the three and six months ended June 30, 2009 compared to the same periods in 2008 was negatively impacted by approximately 19 and 18 percentage points, respectively, resulting from the termination of the CPS alliance noted above and as discussed in footnote (a) above. Excluding the effects on transactions of the termination of the CPS alliance, merchant transaction growth benefited the acquiring revenue growth rate by 5 percentage points for both the three and six months ended June 30, 2009 compared to the same periods in 2008. The decline in the average ticket size for acquired credit card transactions discussed below negatively impacted acquiring revenue by 8 percentage points for both the three and six month periods, respectively.

Also impacting revenue growth was the trend of the growth of PIN-debit card transactions exceeding the growth in credit card transactions. The transaction mix changed 2% to PIN-debit during the three months ended June 30, 2009 as compared to the same period in 2008 and increased PIN-debit transactions to 28% of the Company’s domestic merchant transactions. The Company generally earns less revenue on PIN-debit card transactions than credit card transactions. The Company experienced a decrease in average ticket size for acquired credit card transactions of nearly 13 percentage points for both the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively, (which impacts acquiring revenue due to less revenue earned at smaller and regional merchants) mainly driven by changes in consumer spending patterns resulting from current economic conditions, a decrease in petroleum bank card dollar volumes due to lower gas prices and the termination of the CPS alliance.

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

Check processing revenue

Check processing revenue decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 resulting from a decrease in overall check volumes, particularly with the regional merchants, and, to a lesser extent, a shift in transactions to national merchants. This trend is consistent with prior quarters and is expected to continue throughout the remainder of 2009.

Prepaid revenue

The decreases in prepaid revenue for the three and six months ended June 30, 2009 compared to the same periods in 2008 were due to declines in card shipments caused by the impact of the current economic conditions. Lower diesel prices impacted fleet purchase card product volumes in the Company’s transportation business which also negatively impacted prepaid revenue for the same periods. Partially offsetting the decreases were growth in prepaid card transactions and increases in utilization of the Company’s payroll distribution service due to new business.

Processing revenue charged to unconsolidated merchant alliances

The decrease in processing revenue charged to unconsolidated merchant alliances is due most significantly to the net impact of the CPS and WFMS alliance transactions noted above.

Investment income, net

For the three and six months ended June 30, 2009, investment income, net decreased due to the reduction in interest rates resulting in lower income on settlement funds.

Reimbursable debit network fees, postage and other

For the three and six months ended June 30, 2009, reimbursable debit network fees, postage and other increased compared to the same periods in 2008 due to the net impact of the CPS and WFMS alliance transactions which contributed 34 percentage points to the reimbursable debt network fees, postage and other growth rates for both the three and six months ended June 30, 2009. Also contributing to the increase was growth in debit network fees resulting from rate increases imposed by the debit networks as well as the disproportionate growth rate of PIN-debit card transactions. Debit network fees represent substantially all of the balance within this line item.

Equity earnings

For the three and six months ended June 30, 2009, equity earnings decreased compared to the same periods in 2008 due mostly to the net impact of the CPS and WFMS alliance transactions. The equity earnings presented as part of revenue at the segment level do not include the impact of amortization of intangible assets which is netted against equity earnings in the Consolidated Statements of Operations.

Operating profit

In addition to the impact of the items noted above, Retail and Alliance Services segment operating profit for the three and six months ended June 30, 2009 compared to the same periods in 2008 was negatively impacted by increased credit losses due to a higher level of merchant failures and bankruptcy filings resulting from challenges in the current economic environment and incremental spending on platform consolidation. These items negatively impacted segment operating profit growth rates by 11 and 16 percentage points for the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively. Also negatively impacting segment operating profit were incremental costs associated with the CPS termination and the WFMS membership interest sale described above. Partially offsetting these decreases was an increase due to lower incentive compensation that contributed 7 and 9 percentage points, respectively, to segment operating profit growth rates for the three and six months ended June 30, 2009 compared to the same periods in 2008 as well as general reductions in force.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Services Segment Results

	Three months ended June 30,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$340.1	64%	$370.5	67%	$(30.4)		(8)%
Product sales and other	37.7	7%	10.5	2%	27.2		259%
Reimbursable postage and other	154.2	29%	174.7	31%	(20.5)		(12)%
Investment income, net	0.2	0%	0.9	0%	(0.7)		(78)%

Total revenue	$532.2	100%	$556.6	100%	$(24.4)		(4)%

Operating profit	$73.5		$92.2		$(18.7)		(20)%
Operating margin	14%		17%		(3	)pts
Key indicators:
Domestic debit issuer transactions (a)	3,136.3		3,084.8		51.5		2%

	Six months ended June 30,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$705.1	66%	$738.3	66%	$(33.2)		(4)%
Product sales and other	44.9	4%	18.2	2%	26.7		147%
Reimbursable postage and other	325.8	30%	357.1	32%	(31.3)		(9)%
Investment income, net	0.6	0%	1.5	0%	(0.9)		(60)%

Total revenue	$1,076.4	100%	$1,115.1	100%	$(38.7)		(3)%

Operating profit	$149.4		$182.1		$(32.7)		(18)%
Operating margin	14%		16%		(2	)pts
Key indicators:
Domestic debit issuer transactions (a)	6,101.6		5,930.5		171.1		3%
Domestic active card accounts on file (end of period) (b)	116.2		123.6		(7.4)		(6)%
Domestic card accounts on file (end of period) (c)	649.5		648.6		0.9		0%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.
(c)	Domestic card accounts on file include credit, retail and debit card accounts as of the last month of the quarter.

Transaction and processing service fees revenue

Components of transaction and processing service fee revenue

	Three months ended June 30,		Change
(in millions)	2009	2008	Amount	%
Credit card, retail card and debit processing	$240.2	$257.3	$(17.1)	(7)%
Output services	61.4	69.2	(7.8)	(11)%
Other revenue	38.5	44.0	(5.5)	(13)%

Total	$340.1	$370.5	$(30.4)	(8)%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,		Change
(in millions)	2009	2008	Amount	%
Credit card, retail card and debit processing	$490.6	$507.9	$(17.3)	(3)%
Output services	134.9	139.4	(4.5)	(3)%
Other revenue	79.6	91.0	(11.4)	(13)%

Total	$705.1	$738.3	$(33.2)	(4)%

Credit card, retail card and debit processing revenue

Credit card and retail card processing revenue was negatively impacted for the three and six months ended June 30, 2009 compared to the same periods in 2008 by decreased customer product usage and price compression partially offset by net new business.

As a result of the current economic conditions discussed above, the Company experienced a decline in the number of credit card and retail card accounts on file, both active and inactive, during the three and six months ended June 30, 2009 compared to the same periods in 2008. This decline in accounts has negatively impacted credit card and retail card processing revenue during the first and second quarters of 2009 and could continue to impact revenue if such trends persist. The economic downturn has also slowed the growth rate of debit issuer transactions as such transactions increased only moderately during the three and six months ended June 30, 2009 compared to the same periods of 2008.

Debit processing revenue was negatively impacted by price compression, net lost business and slowed debit transactions due to the impact of the current economy during the three and six months ended June 30, 2009 as compared to the same periods in 2008. As a result of a bank consolidation, JPMorgan Chase has begun to terminate services under certain Washington Mutual Bank agreements. The Financial Services segment “Credit card, retail card and debit processing revenue” growth rates were negatively impacted by 3 and 2 percentage points for the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively, as a result of the termination of services. The negative impact in the second quarter was more than offset in total segment revenue by the recognition of contract termination fees in the “Product sales and other” line in the Consolidated Statements of Operations. Also, on a sequential basis, transaction and processing service fees revenue declined from the first quarter 2009 to the second quarter 2009 most significantly due to the Washington Mutual deconversion. Washington Mutual Bank represented approximately 7% of transaction and processing service fees revenue for the segment in 2008.

The Company has a pipeline of over 12 million accounts, mostly retail, and expects that approximately 10 million of such accounts will be converted by the end of 2009. The conversion of these accounts will benefit domestic card accounts on file but will be mostly offset by inactive accounts that will be purged in the third quarter 2009. The purge of inactive accounts is expected to have minimal impact to revenue.

Output services revenue

Output services revenue decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to price compression and decreases in print mail volumes mostly due to lost business and lower product usage of existing customers and the reduction in the number of accounts and account activity due to current economic conditions. Partially offsetting these decreases were increases due to additional print and plastics volumes as a result of new business. Most of the lost business relates to Washington Mutual Bank, which represented 17% of output services revenue in 2008. Output services revenue growth rates were negatively impacted by 8 and 5 percentage points for the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively, as a result of the lost business with Washington Mutual Bank.

Other revenue

Other revenue consists mostly of revenue from remittance processing. Other revenue decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to lost business and lower remittance and check processing volumes due to the current economic conditions and the shift from paper to electronic forms of payment. The wind-down of an existing product also contributed to the decrease.

Product sales and other

Product sales and other revenue increased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due most significantly to the recognition of contract termination fees related to the termination of services with Washington Mutual Bank.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Reimbursable postage and other revenue

Reimbursable postage and other revenue decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due most significantly to the Washington Mutual Bank agreement termination discussed above as well as decreases in print mail volumes resulting from lost business, lower product usage of existing customers and the reduction in the number of accounts and account activity due to current economic conditions discussed above. The Washington Mutual Bank agreement termination negatively impacted the reimbursable postage and other revenue growth rates by 7 and 5 percentage points for the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively.

Operating profit

In addition to the items noted above, Financial Services segment operating profit decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due most significantly to higher costs as a result of technology contractor services, which are not expected to be as significant in future quarters. The contract termination fees related to the Washington Mutual Bank agreement termination discussed above were offset by accelerating amortization related to the customer relationship. Partially offsetting these negative impacts were lower incentive compensation which benefited the segment operating growth rates by 5 percentage points for both the three and six month periods, respectively.

International Segment Results

	Three months ended June 30,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$311.6	77%	$354.9	76%	$(43.3)	(12)%
Product sales and other	78.0	19%	88.9	19%	(10.9)	(12)%
Other revenue	14.8	4%	23.5	5%	(8.7)	(37)%

Total revenue	$404.4	100%	$467.3	100%	$(62.9)	(13)%

Operating profit	$36.0		$29.7		$6.3	21%
Operating margin	9%		6%		3pts
Key indicators:
International transactions (a)	1,720.3		1,602.5		117.8	7%

	Six months ended June 30,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$594.7	77%	$699.4	77%	$(104.7)	(15)%
Product sales and other	150.3	19%	160.7	18%	(10.4)	(6)%
Other revenue	28.1	4%	46.3	5%	(18.2)	(39)%

Total revenue	$773.1	100%	$906.4	100%	$(133.3)	(15)%

Operating profit	$42.6		$49.1		$(6.5)	(13)%
Operating margin	6%		5%		1pt
Key indicators:
International transactions (a)	3,333.2		3,067.2		266.0	9%
International card accounts on file (end of period) (b)	81.0		78.2		2.8	4%

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Summary

Segment revenue decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due most significantly to foreign currency exchange rate movements but also due to lost business and price compression. Foreign currency exchange rate movements negatively impacted segment revenue growth rates by 16 and 17 percentage points for the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively. Partially offsetting these decreases were growth from existing clients and new business.

Transaction and processing service fees revenue

Transaction and processing service fees revenue decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due generally to the same items noted above. Foreign currency exchange rate movements negatively impacted transaction and processing service fees revenue growth rates by 17 percentage points for both the three and six months ended June 30, 2009 compared to the same periods in 2008. The majority of the lost business noted above impacted the United Kingdom and Germany in the second quarter 2009 and also related to a financial institution in Europe deconverting in the first quarter 2008. Partially offsetting these decreases were increases due to internal growth and new business.

Transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was driven mostly by the impact of foreign exchange rate movements, the mix of transaction types and price compression.

Product sales and other

Product sales and other revenue decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to decreases in equipment and terminal sales.

Operating profit

The segment’s operating profit increased during the three months ended June 30, 2009 and decreased during the six months ended June 30, 2009 compared to the same periods in 2008. The increase in the three month period is due to the factors noted above as well as the benefit of lower incentive compensation, reduced headcount, and fewer expenses related to infrastructure and platform consolidation. Partially offsetting these results was incremental depreciation and amortization expense associated with the final allocation of purchase price from the Company’s acquisition by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”) as well as from incremental capital expenditures. The items impacting the six month period were generally similar to the factors noted above related to the three month period; however, the negative impacts of foreign currency exchange rate movements, lost business and depreciation and amortization expense exceeded the positive revenue and expense impacts described above.

The segment’s operating profit increased significantly during the three months ended June 30, 2009 compared to the three months ended March 31, 2009. The increase is due to higher transaction volumes, higher professional service fee revenue and an increase in ATM fees billed in Australia. Also positively impacting second quarter 2009 compared to first quarter 2009 were lower employee related expenses due to reduced headcount as well as lower outside professional services.

Capital Resources and Liquidity

The Company’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The economic downturn (described under “Overview - Economic Conditions” above) is expected to continue having at least a near term impact on the capital resources provided by operating activities. If the impact is more than expected, certain capital expenditures may be limited and may require the use of the revolving credit facility to fund interest payments or capital expenditures; however, the Company has implemented cost savings initiatives in order to mitigate the effect of the current economic conditions. Based on the above, the Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights the Company’s cash flow activities and the sources and uses of funding during the six months ended June 30, 2009 and 2008.

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At June 30, 2009 and December 31, 2008, the Company held $768.0 million and $406.3 million in cash and cash equivalents, respectively.

Cash and cash equivalents held by IPS are not available to fund any operations outside of the IPS business. In addition, cash and cash equivalents held by the BAMS alliance, which is consolidated by the Company, are not available to fund operations outside of the alliance. At June 30, 2009 and December 31, 2008, the cash and cash equivalents held by IPS and the BAMS alliance totaled $545.9 million and $180.3 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash and cash equivalents held outside of the U.S. at June 30, 2009 and December 31, 2008 were $142.5 million and $166.1 million, respectively. As of June 30, 2009, there was approximately $85 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. The Company plans to fund any cash needs during the remainder of 2009 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S.

Cash Flows from Operating Activities

	Six months ended June 30,
Source/(use) (in millions)	2009	2008
Net loss	$(421.5)	$(313.0)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	741.1	761.9
Other non-cash and non-operating items, net	146.8	6.7
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	541.2	162.9
Other assets, current and long-term	101.8	188.4
Accounts payable and other liabilities, current and long-term	(295.0)	(225.3)
Income tax accounts	(301.4)	(213.8)

Net cash provided by operating activities	$513.0	$367.8

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

Cash flows from operating activities for the six months ended June 30, 2009 included a source of cash of $246 million which resulted from funding of domestic settlement obligations which should have been received from a card association on December 31, 2008 but was not received until the first business day of 2009 due to a file transfer delay.

The Company’s operating cash flow is impacted by its level of debt. Approximately $700 million in cash interest was paid during the six months ended June 30, 2009 (approximately $740 million during the same period in 2008). Since September 2008, interest on the Company’s senior unsecured debt is payable semi-annually in the first and third quarters of the year. Accordingly, the cash interest of the Company is greater in the first and third quarters than it is in the second and fourth quarters (all other debt has interest due monthly or quarterly).

In addition to in-period operations, the Company’s operating cash flows are impacted by fluctuations in working capital. For the six months ended June 30, 2009, such fluctuations included, most significantly, sources related to the timing of prefunding certain settlement arrangements, collection of receivables and distributions of earnings received from alliances. Such sources were offset by uses associated with timing of payments for various liabilities including incentive compensation earned in 2008. For the six months ended June 30, 2008, such fluctuations included, most significantly, sources related to the collection of receivables and distributions of earnings from alliances. Such sources were offset by uses associated with the timing of payments for various liabilities including incentive compensation earned in 2007 as well as a contribution to the United Kingdom pension plan.

Operating cash flows for both the six months ended June 30, 2009 and 2008 were impacted by the Company being in a net operating loss carryforward position for U.S. federal income tax purposes. As a result, the Company has not received cash for any of the income tax benefit recorded in the respective six month periods related to U.S. federal income taxes.

Cash flows from operating activities increased for the six months ended June 30, 2009 compared to the same period in 2008 due most significantly to the $246 million operational out of period collection described above. Most significantly offsetting this increase was a decline directly attributable to the deconsolidation of WFMS described above in “Overview – Chase Paymentech Solutions and Wells Fargo Merchant Services.” As a result of the deconsolidation, net income attributable to noncontrolling interests, included in operating cash flow with the adoption of SFAS 160 (described above under “Overview”), decreased $63.6 million in 2009 as compared to 2008. Also offsetting the increase was the impact of current economic conditions on operating results and the timing of working capital requirements.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company anticipates funding operations throughout the remainder of 2009 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash Flows from Investing Activities

	Six months ended June 30,
Source/(use) (in millions)	2009	2008
Current period acquisitions, net of cash acquired	$(9.9)	$(177.8)
Payments related to other businesses previously acquired	(13.5)	(16.7)
Additions to property and equipment, net	(89.6)	(122.6)
Proceeds from sale of property and equipment	15.4	—
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(73.1)	(77.1)
Proceeds from the sale of marketable securities	0.2	52.4
Other investing activities	5.8	5.0

Net cash used in investing activities	$(164.7)	$(336.8)

Acquisitions

All acquisitions during 2009 and 2008 were funded from cash flows from operating activities. The Company expects to fund significantly less in 2009 for acquisitions than in prior periods; however, the Company does anticipate funding certain of its merchant alliance partners for new referral streams to be contributed to the alliances. If cash flows from operating activities are not sufficient to fund acquisitions, the Company may borrow against its revolving credit facility or find other sources of financing. For a more detailed discussion regarding 2009 acquisitions refer to Note 4 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

During the six months ended June 30, 2008, the Company entered into a joint venture with Allied Irish Banks p.l.c. (“AIB”), of which the Company owns 50.1%.

Purchases of noncontrolling interests are classified as financing activities and are described below.

Payments Related to Other Businesses Previously Acquired

During the six months ended June 30, 2009 and 2008, payments related to other businesses previously acquired related mostly to contingent consideration largely associated with a merchant alliance. The payments in 2009 and 2008 were recognized as a part of purchase accounting associated with the merger with affiliates of KKR and did not result in an increase in assets. The merger is described in the “Merger” section of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In connection with the extension transaction with the applicable merchant alliance described in “Overview” above, the Company is subject to no additional consideration on this alliance after the first quarter 2009 payment for activity in the fourth quarter 2008.

Capital Expenditures

The Company expects that capital expenditures will be approximately $350 million for the full year 2009. Capital expenditures in 2009 are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility. During the six months ended June 30, 2009, the Company entered into sale leaseback transactions for certain equipment which resulted in proceeds from the sale of approximately $15 million.

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities for the six months ended June 30, 2008 resulted from the sale of MasterCard shares.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Financing Activities

	Six months ended June 30,
Source/(use) (in millions)	2009	2008
Short-term borrowings, net	$(72.8)	$61.0
Principal payments on long-term debt	(98.1)	(97.2)
Contribution from noncontrolling interests	193.0	—
Distributions and dividends paid to noncontrolling interests	(6.6)	(71.2)
Purchase of noncontrolling interest	—	(17.6)
Capital contributed by Parent	—	104.3
Cash dividends	—	(0.9)

Net cash provided by (used in) financing activities	$15.5	$(21.6)

Short-Term Borrowings, net

The Company has a $2.0 billion senior secured revolving credit facility with a term through the third quarter of 2013 for which interest is payable, at the Company’s option, based upon either LIBOR plus an applicable margin or the alternative borrowing rate, which is generally the U.S. prime rate, plus an applicable margin. The Company had $95.0 million and $18.0 million outstanding against the revolving credit facility as of June 30, 2009 and December 31, 2008, respectively, representing an incremental source of cash of $77.0 million. The Company utilizes its revolving credit facility on a short-term basis to fund investing or operating activities when cash flows from operating activities are not sufficient. The senior secured revolving credit facility can be used, without covenant restriction, for working capital and general corporate purposes.

Since an affiliate of Lehman Brothers Holdings Inc. filed for bankruptcy in September 2008, it has not funded amounts related to its $230.6 million commitment under the Company’s senior secured revolving credit facility and there is no assurance they will participate in any future funding requests or that the Company could obtain replacement loan commitments from other banks. The Company is monitoring the financial stability of other financial institutions that have made commitments under the revolving credit facility, none of which represent more than approximately 15% of the remaining capacity. As of June 30, 2009, $1.6 billion remained available under this facility after considering the amount outstanding above, the letters of credit issued under the facility and the commitment that is no longer being funded noted above.

Also during 2009, the Company had a use of cash resulting from net payments on credit lines used to prefund settlement activity.

The source of cash related to short-term borrowings in 2008 resulted from a net $70 million draw on the senior secured revolving credit facility as well as timing of draws and payments on credit lines associated with settlement activity.

Principal Payments on Long-Term Debt

The Company made principal payments of $64.4 million and $63.9 million related to its senior secured term loan facility during the first six months of 2009 and 2008, respectively.

Payments for capital leases were $33.5 million and $29.5 million for the six months ended June 30, 2009 and 2008, respectively.

The current adverse economic conditions in the U.S. and around the world and the potential negative impact such conditions could have on the Company’s results of operations, have impacted the Company’s debt ratings and could have further impact based on future economic developments. As of August 13, 2009, the Company’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). Additionally, these economic conditions and the Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility.

Contribution from noncontrolling interests

Activity in 2009 represents the cash contribution from Rockmount to BAMS. The contribution represents the cash contributed by the third-party investor that controls Rockmount. For additional information regarding the BAMS alliance, refer to the “Overview” section above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Distributions and dividends paid to noncontrolling interests

Distributions and dividends paid to noncontrolling interests primarily represent distributions of earnings. The decrease in 2009 from 2008 is primarily the result of the deconsolidation of WFMS as discussed in “Overview” above.

Purchase of noncontrolling interest

During the six months ended June 30, 2008, the Company completed a minority interest buy out. For additional information concerning the Company’s purchase of noncontrolling interests refer to Note 4 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Capital Contributed by Parent

During 2008, the Company received capital contributions from First Data Holdings Inc. (“Holdings”), comprised of the proceeds from purchases of shares in Holdings by certain management employees of FDC. The Company used these contributions to fund operations.

Letters, Lines of Credit and Other

	Total Available		Total Outstanding
(in millions)	As of June 30, 2009	As of December 31, 2008	As of June 30, 2009	As of December 31, 2008
Letters of Credit (a)	$514.1	$514.3	$53.6	$54.0
Lines of Credit and Other (b)	$518.9	$655.5	$102.4	$257.3

(a)

Up to $500 million of the Company’s $2.0 billion senior secured revolving credit facility is available for letters of credit, of which $39.5 million and $39.7 million of letters of credit were issued under the facility as of June 30, 2009 and December 31, 2008, respectively. An additional $14.1 million of letters of credit were outstanding associated with other arrangements. Outstanding letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. All letters of credit expire prior to April 15, 2010 with a one-year renewal option. The Company expects to renew most of the letters of credit prior to expiration.

(b)

As of June 30, 2009, represents $395.0 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available to fund settlement activity and are associated with First Data Deutschland, Cashcard Australia, Ltd., the joint venture with AIB, First Data Polska and the Merchant Solutions joint venture. Except for $14.0 million available for working capital needs, the Company cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, the Company had borrowings outstanding against them. The totals available, including all committed amounts and uncommitted amounts if borrowings were outstanding, in functional currencies as of June 30, 2009 were approximately 215 million euro, 160 million Australian dollars 205 million Polish zloty and 38 million Singapore dollars.

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

Significant Non-Cash Transactions

On June 26, 2009, the Company entered into a joint venture with BofA and Rockmount as discussed in the “Overview” section above. The Company’s and BofA’s direct contributions to the alliance consisted of non-cash assets and liabilities.

During the six months ended June 30, 2009 and 2008, the principal amount of the Company’s senior unsecured PIK notes increased by $165.2 million and $123.7 million, respectively, resulting from the “payment” of accrued interest expense.

During the six months ended June 30, 2009 and 2008, the Company entered into capital leases totaling approximately $85 million and $47 million, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Guarantees and Covenant Compliance

For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and Covenants” and “Covenant Compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Annual Report on Form 10-K. As of June 30, 2009, the Company is in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $12,982.6 million, Consolidated EBITDA of $2,673.7 million and a Ratio of 4.86 to 1.00.

The calculation of Consolidated EBITDA under the senior secured term loan facility is as follows (in millions):

Last twelve months ended June 30, 2009
Net loss attributable to First Data Corporation	$(3,809.3)
Interest expense, net (1)	1,877.0
Income tax benefit	(756.8)
Depreciation and amortization	1,538.8

EBITDA (12)	(1,150.3)
Stock based compensation (2)	15.1
Other items (3)	3,251.3
Debt repayment gain (4)	(7.0)
Official check and money order EBITDA (5)	55.3
Cost of data center, technology and savings initiatives (6)	248.6
KKR merger related fees	2.3
Purchase accounting (7)	17.1
Sponsor’s annual management fee	20.9
Pre-acquisition EBITDA of acquired or divested businesses (8)	(15.1)

Adjusted EBITDA (12)	2,438.2
Projected near-term cost savings (9)	100.0

Adjusted EBITDA plus projected near-term cost savings (12)	2,538.2
Net income attributable to noncontrolling interests	92.6
Equity entities taxes, depreciation and amortization (10)	36.4
Other (11)	6.5

Consolidated EBITDA (12)	$2,673.7

(1)	Includes interest expense and interest income.
(2)	Stock based compensation recognized as expense.
(3)

Other items include net restructuring, impairments, investment gains and losses, derivative financial instruments gains and losses, net divestitures, non-operating foreign currency gains and losses and other.

(4)	Gain resulting from the early repayment of long-term debt.
(5)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to the Company’s wind down of these businesses.
(6)

Represents implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expense related to the reorganization of global application development resources, expense associated with domestic data center consolidation initiatives and planned workforce reduction expenses, as well as certain platform development and other costs directly associated with the termination of the Chase Paymentech alliance, all of which are considered one-time projects (excludes costs accrued in purchase accounting).

(7)	Represents the effect of KKR merger related purchase accounting on EBITDA which is primarily the result of revenue recognition adjustments.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(8)	Reflects the EBITDA of companies acquired or divested after June 30, 2008 through June 30, 2009, as if these companies had been acquired or divested on July 1, 2008.
(9)	Reflects cost savings projected to be achieved within twelve months on an annualized basis, principally in connection with cost savings initiatives described in Note 6.
(10)	Represents the Company’s proportional share of income taxes, depreciation, and amortization on equity method investments.
(11)	Includes non-capitalized merger and acquisition costs and losses on equity method investments.
(12)

EBITDA is defined as income (loss) from continuing operations attributable to First Data Corporation plus net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under U.S. generally accepted accounting principles (“GAAP”) and does not purport to be an alternative to income (loss) attributable to First Data Corporation as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

Critical Accounting Policies

Except for the disclosure noted below, which follows the Company’s required April, 2009 adoption of new accounting rules for impairment of investments in debt securities, the Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Estimating Fair Value – Investment Securities

As of June 30, 2009, approximately $3 billion of the Company’s approximately $9 billion of “Settlement assets” were comprised of financial instruments that were carried at fair value. These investments included $479.2 million of student loan auction rate securities (“SLARS”) and $2,509.2 million of other available-for-sale securities, including cash and cash equivalents.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Beginning in mid-February 2008 and due largely to uncertainty in the global credit and capital markets, investment banks and broker dealers became less willing to support auction rate securities (“ARS”) auctions. As a result, multiple auctions failed, including auctions for SLARS held by the Company. Due to these market changes, the valuation of SLARS became highly judgmental in 2008.

The Company will not be able to readily access liquidity for the SLARS until the auction market successfully resumes, a secondary market is established for long-term investors, or issuers redeem the securities. The Company believes that the SLARS held by it will recover substantially all of their principal value by their maturity date due to the Federal Family Education Loan Program (“FFELP”) backing of the vast majority of the underlying collateral. The Company does not currently intend to sell the SLARS and does not consider it more likely than not that it will be required to sell the SLARS before the recovery of their amortized cost basis other than as noted below for its NextStudent SLARS. This ability is based on the projected timing of when certain IPS related settlement liabilities will need to be funded and the Company’s ability to use its revolving credit facility in the event the settlement liabilities need to be funded before the SLARS are liquid. The Company recognized an other-than-temporary impairment loss (a credit loss) through earnings of $2.7 million to write down the value of the NextStudent SLARS to an amount expected to be collected. As of June 30, 2009 the SLARS had unrealized losses in OCI of $51.8 million.

As of June 30, 2009, the Company also held certain investments in primarily short-term debt securities, including discounted commercial paper, money market funds, certificates of deposit (both domestic and Yankee), and fixed rate corporate bonds. Many of these securities are considered cash equivalents. Prices for these securities are not quoted on active exchanges but are priced through an independent third party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. Other investments are valued based upon either quoted prices from active exchanges or available third-party broker quotes.

Changes in fair value of investments securities are recorded through the “Other comprehensive income” component of equity with the exception of investment partnerships which are recorded through “Investment income, net” in the Consolidated Statements of Operations. Regardless of investment type, declines in the fair value of the investments are reviewed to determine whether they are other-than-temporary in nature. Absent any other indications of a decline in value being temporary in nature, the Company’s policy is to treat a decline in an equity investment’s quoted market price that has lasted for more than six months as an other-than-temporary decline in value. Declines in value that are judged to be other-than-temporary in nature are recognized in the Consolidated Statements of Operations including investments in debt securities for credit losses and other-than-temporary declines in value other than declines in value that will be recorded in Other comprehensive income in Equity if the following conditions are met: 1) the decline in value is not credit related; and 2) the Company does not currently intend to sell the debt security and does not consider it more likely than not that it will be required to sell before the recovery of the amortized cost.

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

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009. There were no material developments in the litigation matters previously disclosed.

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

FIRST DATA CORPORATION
(Registrant)

Date: August 14, 2009	By	/s/ Philip M. Wall
Philip M. Wall
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2009	By	/s/ Gregg W. Sonnen
Gregg W. Sonnen
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.