Form 10-Q
period 2009-09-30
FIRST DATA CORP
filed 2009-11-13
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$868.2	$701.3	$2,199.3	$2,037.1
Check services	90.5	94.4	261.6	292.1
Card services (a)	451.9	525.3	1,376.5	1,539.6
Other services	129.2	140.9	380.7	416.5
Investment income, net	(4.5)	(24.5)	0.3	67.3
Product sales and other (a)	188.4	215.6	568.6	641.6
Reimbursable debit network fees, postage and other	719.5	511.0	1,941.0	1,500.6

	2,443.2	2,164.0	6,728.0	6,494.8

Expenses:
Cost of services (exclusive of items shown below)	757.1	722.3	2,144.5	2,152.9
Cost of products sold	80.9	77.1	224.6	231.4
Selling, general and administrative	377.5	345.2	1,035.2	1,040.3
Reimbursable debit network fees, postage and other	719.5	511.0	1,941.0	1,500.6
Depreciation and amortization	372.0	338.9	1,067.1	996.8
Other operating expenses:
Restructuring, net	10.9	16.0	44.4	15.9
Impairments	7.7	29.6	7.7	29.6
Litigation and regulatory settlements	—	—	(2.7)	—

	2,325.6	2,040.1	6,461.8	5,967.5

Operating profit	117.6	123.9	266.2	527.3

Interest income	3.2	5.9	9.6	21.5
Interest expense	(447.5)	(497.7)	(1,345.3)	(1,466.5)
Other income (expense)	(84.5)	70.5	(64.8)	33.7

	(528.8)	(421.3)	(1,400.5)	(1,411.3)

Loss before income taxes and equity earnings in affiliates	(411.2)	(297.4)	(1,134.3)	(884.0)
Income tax benefit	(131.4)	(145.5)	(389.0)	(345.4)
Equity earnings in affiliates	26.8	35.0	70.8	108.7

Net loss	(253.0)	(116.9)	(674.5)	(429.9)
Less: Net income attributable to noncontrolling interests	35.9	47.5	41.6	116.8

Net loss attributable to First Data Corporation	$(288.9)	$(164.4)	$(716.1)	$(546.7)

(a)

Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $26.5 million and $78.8 million for the three and nine months ended September 30, 2009, respectively, and $71.5 million and $209.2 million for the comparable periods in 2008.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except common stock share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$590.2	$406.3
Accounts receivable, net of allowance for doubtful accounts of $14.9 (2009) and $16.6 (2008)	2,452.0	2,637.2
Settlement assets	7,659.6	7,930.2
Other current assets	441.9	419.8

Total current assets	11,143.7	11,393.5

Property and equipment, net of accumulated depreciation of $411.9 (2009) and $261.1 (2008)	1,081.3	1,087.8
Goodwill	17,270.1	14,861.2
Customer relationships, net of accumulated amortization of $1,540.1 (2009) and $932.1 (2008)	6,214.9	5,987.6
Other intangibles, net of accumulated amortization of $620.2 (2009) and $373.1 (2008)	2,206.5	1,915.6
Investment in affiliates	1,285.1	1,259.6
Long-term settlement assets	471.0	732.7
Other long-term assets	875.1	938.1

Total assets	$40,547.7	$38,176.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$172.6	$186.5
Short-term and current portion of long-term borrowings	442.2	497.3
Settlement obligations	8,175.6	8,680.6
Other current liabilities	1,181.9	1,413.6

Total current liabilities	9,972.3	10,778.0

Long-term borrowings	22,369.9	22,075.2
Long-term deferred tax liabilities	1,280.0	1,648.2
Other long-term liabilities	1,299.9	1,272.4

Total liabilities	34,922.1	35,773.8

Commitments and contingencies (See Note 7)

Redeemable noncontrolling interest	195.0	—

First Data Corporation stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2009 and 2008)	—	—
Additional paid-in capital	7,394.7	7,380.8

Paid-in capital	7,394.7	7,380.8
Accumulated loss	(4,757.0)	(4,068.0)
Accumulated other comprehensive loss	(715.1)	(934.9)

Total First Data Corporation stockholder’s equity	1,922.6	2,377.9

Noncontrolling interests	3,508.0	24.4

Total equity	5,430.6	2,402.3

Total liabilities and equity	$40,547.7	$38,176.1

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash and cash equivalents at beginning of period	$406.3	$606.5

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(674.5)	(429.9)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,139.4	1,157.6
Charges, net, related to other operating expenses and other income (expense)	113.7	8.8
Other non-cash and non-operating items, net	310.7	(10.0)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	298.1	332.2
Other assets, current and long-term	176.0	218.0
Accounts payable and other liabilities, current and long-term	(341.0)	(289.2)
Income tax accounts	(457.0)	(397.7)
Excess tax benefit from share-based payment arrangement	—	(46.8)

Net cash provided by operating activities	565.4	543.0

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(14.9)	(187.3)
Payments related to other businesses previously acquired	(14.7)	(17.1)
Proceeds from dispositions, net of expenses paid and cash disposed	6.9	46.0
Additions to property and equipment	(137.6)	(189.1)
Proceeds from sale of property and equipment	23.6	—
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(125.2)	(118.7)
Proceeds from the sale of marketable securities	1.8	52.6
Other investing activities	(47.8)	(52.0)

Net cash used in investing activities	(307.9)	(465.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(79.6)	107.9
Proceeds from issuance of long-term debt	—	68.1
Principal payments on long-term debt	(184.7)	(246.4)
Contributions from noncontrolling interests	193.0	—
Distributions and dividends paid to noncontrolling interests	(7.2)	(115.3)
Purchase of noncontrolling interest	—	(78.4)
Capital contributed by Parent	—	126.8
Excess tax benefit from share-based payment arrangement	—	46.8
Cash dividends	—	(1.8)

Net cash used in financing activities	(78.5)	(92.3)

Effect of exchange rate changes on cash and cash equivalents	4.9	(12.7)

Change in cash and cash equivalents	183.9	(27.6)

Cash and cash equivalents at end of period	$590.2	$578.9

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in millions)

			First Data Corporation Shareholder
	Total	Comprehensive Income (Loss)	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2008	$2,402.3		$(4,068.0)	$(934.9)	0.0	$7,380.8	$24.4
Adjustment resulting from adoption of new accounting guidance	—		27.1	(27.1)
Acquisitions	4.3						4.3
Contributions	3,444.2						3,444.2
Dividends and distributions paid to noncontrolling interests	(7.2)						(7.2)
Comprehensive loss:
Net (loss) income (1)	(676.5)	$(676.5)	(716.1)				39.6
Other comprehensive income (loss), net of taxes:
Unrealized gains on securities	10.0	10.0		10.0
Unrealized gains on hedging activities	72.8	72.8		72.8
Foreign currency translation adjustment	211.8	211.8		209.1			2.7
Pension liability adjustment	(45.0)	(45.0)		(45.0)

Other comprehensive income		249.6

Comprehensive loss		(426.9)

Stock compensation expense and other	13.9					13.9

Balance, September 30, 2009	$5,430.6		$(4,757.0)	$(715.1)	0.0	$7,394.7	$3,508.0

(1)

The total net loss presented in the Consolidated Statement of Equity for the nine months ended September 30, 2009 is $2.0 million greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss (¹)	$(255.0)	$(116.9)	$(676.5)	$(429.9)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	2.6	(3.8)	10.0	(13.4)
Unrealized (losses) gains on hedging activities	(1.2)	(23.4)	72.8	(22.7)
Foreign currency translation adjustment	156.9	(323.6)	211.8	(34.7)
Pension liability adjustment	(45.0)	—	(45.0)	—

Total other comprehensive income (loss), net of tax	113.3	(350.8)	249.6	(70.8)

Comprehensive loss	(141.7)	(467.7)	(426.9)	(500.7)
Less: Comprehensive income attributable to noncontrolling interests	35.7	46.3	42.3	113.5

Comprehensive loss attributable to First Data Corporation	$(177.4)	$(514.0)	$(469.2)	$(614.2)

(1)

The net loss presented in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2009 is $2.0 million greater than the amounts presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2009, the consolidated results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008, the consolidated cash flows for the nine months ended September 30, 2009 and 2008 and the consolidated changes in equity for the nine months ended September 30, 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

The Company evaluated subsequent events through November 12, 2009, the date the financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Presentation

Effective January 1, 2009, the Company re-aligned the business and began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. Additionally, the Company’s Chief Operating Decision Maker (its “Chief Executive Officer”) began evaluating results of the Company’s segments based upon certain revised performance measures in the third quarter 2009. Results for 2008 have been adjusted to reflect the new structure and results in 2008 and earlier periods in 2009 have been adjusted to reflect the revised performance measures. Refer to Note 6 for a description of the segments and the applicable performance measures. Other amounts in 2008 have been adjusted to conform to current year presentation, the largest of which was the reclassification of certain expenses from “Cost of services” to “Selling, general, and administrative.”

The Company adopted new accounting guidance effective January 1, 2009, which requires that earnings attributed to noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense. Although the adoption of this guidance did not impact the Company’s total provision for income taxes, the Company’s effective tax rate calculation has changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of pretax loss. The Company’s Consolidated Statement of Operations for 2008 has been revised to conform to the presentation requirements of the new accounting guidance. In addition, the presentation of transactions related to noncontrolling interests in the Company’s Consolidated Statements of Cash Flows in 2008 has been revised to reclassify such items from “Cash Flows from Operating Activities” and “Cash Flows from Investing Activities” to “Cash Flows from Financing Activities.”

The Company sold its debit and credit card issuing and acquiring processing business in Austria (“Austria”) and its ownership interest in Active Business Services, Ltd (“Active”), both reported within the International segment, in August 2009 and July 2008, respectively, and its ownership interest in Peace Software (“Peace”), reported within the Financial Services segment, in October 2008. The International and Financial Services segment performance measures have been adjusted for 2009 and 2008 to exclude the results of Austria, Active and Peace. Retail and Alliance Services segment performance measures have been adjusted for 2008 to reflect the sale of 12.5% of the Company’s ownership interest in the Wells Fargo Merchant Services alliance that occurred on December 31, 2008.

Depreciation and amortization presented as a separate line item on the Company’s Consolidated Statements of Operations does not include amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $7.7 million and $18.1 million for the three and nine months ended September 30, 2009, respectively, and $3.5 million and $6.9 million for the three and nine months ended September 30, 2008, respectively. Also not included is amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line of $18.6 million and $54.2 million for the three and nine months ended September 30, 2009, respectively, and $53.3 million and $153.9 million for the three and nine months ended September 30, 2008, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenue Recognition

The Company recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $4,229.6 million and $2,123.0 million for the three months ended September 30, 2009 and 2008, respectively and $9,975.4 million and $6,189.8 million for the comparable nine-month periods. Debit network fees related to acquired PIN-based debit transactions are recognized in the “Reimbursable debit network fees, postage and other” revenue and expense lines of the Consolidated Statements of Operations. The debit network fees related to acquired PIN-debit transactions charged by debit networks totaled $565.3 million and $324.5 million for the three months ended September 30, 2009 and 2008, respectively and $1,448.7 million and $937.6 million for the comparable nine-month periods. Comparability of the dollar amounts disclosed in this paragraph is impacted by the termination of the Chase Paymentech Solutions alliance on November 1, 2008, the deconsolidation of the Wells Fargo Merchant Services alliance on December 31, 2008 and the formation of the Banc of America Merchant Services alliance on June 26, 2009. Information regarding the Chase Paymentech Solutions and Wells Fargo Merchant Services transactions is included in Note 5 to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Refer to Note 4 for information regarding the Banc of America Merchant Services alliance.

New Accounting Guidance

In September 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). The amendments in this update provide guidance on how companies should estimate the fair value of certain investments that do not have readily determinable fair values. Examples of these investments may include hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. If an investment is within the scope of the update, the amendments permit investors to measure the fair value of the investment using the investment’s net asset value per share (“NAV”) unless it is probable that the investment will be sold at an amount other than NAV. The update also requires additional disclosures about the attributes of these investments. This update will apply to certain assets in the Company’s defined benefit pension plans and will be effective for the year-end measurement of plan assets on December 31, 2009. The Company is currently evaluating the impact of the new guidance on its financial position and results of operations.

In October 2009, the FASB revised its guidance on Revenue Recognition for Multiple-Deliverable Revenue Arrangements. The amendments in this update will enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers. Existing U.S. GAAP requires a company to use vendor-specific objective evidence (“VSOE”) or third party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. The update will allow the use of an estimated selling price if neither VSOE nor third-party evidence is available. The update will require additional disclosures of information about an entity’s multiple-deliverable arrangements. The requirements of the update will apply prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The Company is currently evaluating the impact of the update on its financial position and results of operations and has not yet determined if it will early adopt the new guidance.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Three months ended September 30,
(in millions)	2009	2008
Investment gains and (losses)	$1.6	$(2.7)
Derivative financial instruments (losses) and gains	(47.8)	9.1
Divestitures, net	(19.6)	0.1
Non-operating foreign currency (losses) and gains	(18.7)	64.0

Other income (expense)	$(84.5)	$70.5

	Nine months ended September 30,
(in millions)	2009	2008
Investment gains	$0.9	$19.4
Derivative financial instruments (losses) and gains	(54.7)	5.7
Divestitures, net	(20.5)	0.1
Non-operating foreign currency gains	4.0	8.5
Other	5.5	—

Other income (expense)	$(64.8)	$33.7

Supplemental Cash Flow Information

On June 26, 2009, the Company entered into a joint venture with Bank of America, N.A. (“BofA”) as discussed in Note 4 below. The Company’s and BofA’s direct contributions to the alliance consisted of non-cash assets and liabilities.

During the nine months ended September 30, 2009 and 2008, the principal amount of the Company’s senior unsecured PIK notes increased by $333.0 million and $197.4 million, respectively, resulting from the “payment” of accrued interest expense.

During the nine months ended September 30, 2009 and 2008, the Company entered into capital leases totaling approximately $101 million and $83 million, respectively.

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

In accordance with the terms of its amended senior unsecured term loan and senior subordinated unsecured term loan facilities and in September 2008, the Company exchanged substantially all of the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 as well as all of its 10.55% senior unsecured PIK term loan bridge loans due 2015 and 11.25% senior subordinated unsecured term loan bridge loans due 2016 for senior unsecured cash-pay notes, senior subordinated unsecured notes and senior unsecured PIK notes, respectively, in each case having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly. In March 2009, the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 that was not previously exchanged was exchanged for senior cash-pay notes identical to those described above. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

On August 10, 2009, the Company launched a registered exchange offer to exchange aggregate principal amounts of $3.2 billion of its 10.55% senior unsecured PIK (Payment In-Kind) notes, $2.5 billion of its 11.25% senior subordinated unsecured notes and $1.6 billion of its 9.875% senior unsecured cash-pay notes (which constituted all such notes outstanding at that date) for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. Substantially all of the notes were exchanged effective September 9, 2009. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

Refer to Note 9 for information concerning the Company’s stock-based compensation plans.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3: Restructuring and Impairments

Restructuring charges and reversal of restructuring accruals

The Company recorded restructuring charges comprised of severance totaling $11.3 million and $51.5 million for the three and nine months ended September 30, 2009, respectively. The Company also recorded charges related to facility closures totaling $0.4 million during first quarter 2009. The restructurings resulted in the termination of employees company wide totaling $2.5 million and $12.3 million in Retail and Alliance Services, $1.4 million and $9.9 million in Financial Services, $5.2 million and $20.5 million in International and $2.2 million and $8.4 million in All Other and Corporate for the three and nine months ended September 30, 2009, respectively. The restructurings in the first quarter 2009 resulted from the elimination of a select number of management and other positions as part of the Company’s cost saving initiatives. The second and third quarter 2009 restructurings resulted from similar actions as in the first quarter in the International segment and domestic restructurings resulted from site consolidations and the elimination of certain information technology positions. Cost savings initiatives are expected to continue into future periods resulting in additional restructuring charges. Partially offsetting the charges were reversals of 2009 and 2008 restructuring accruals of $0.4 million and $7.5 million during the three and nine months ended September 30, 2009, respectively, related to the Company’s change in strategy related to global labor sourcing initiatives as well as refining previously recorded estimates.

The following table summarizes the Company’s utilization of restructuring accruals for the period from January 1, 2009 through September 30, 2009 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2009	$11.1	—
Expense provision	51.5	$0.4
Cash payments and other	(29.6)	(0.2)
Changes in estimates	(7.5)	—

Remaining accrual at September 30, 2009	$25.5	$0.2

The Company recorded restructuring charges comprised of severance totaling $16.0 million for the three and nine months ended September 30, 2008. The third quarter 2008 restructurings resulted in terminations of employees within the Financial Services and Retail and Alliance Services segments ($12.2 million and $3.8 million, respectively) in accordance with previously established plans.

Impairments

During the third quarter 2009, the Company recorded a charge of $7.7 million related to an intangible asset impairment within the International segment resulting from continuing and projected losses combined with a change in business strategy related to an existing business. This was reported in the “Impairments” line item of the Consolidated Statements of Operations.

During the third quarter 2008, the Company recorded a charge related to an asset impairment associated with the Company’s subsidiary, Peace. The impairment occurred because of the deterioration of profitability on existing business and Peace’s limited success in attracting new clients. This resulted in the Company recording an impairment of $29.6 million of the goodwill and intangible assets associated with this business which was reported in the “Impairments” line item of the Consolidated Statements of Operations. The Company sold Peace in October 2008.

Note 4: Business Combinations and Acquisitions and Divestitures

During the third quarter of 2009, the Company acquired one entity, reported within the International segment, and a domestic merchant portfolio.

On June 26, 2009, BofA and the Company, together with Rockmount Investments, LLC (“Rockmount”), an investment vehicle controlled by a third-party investor, formed a new company, Banc of America Merchant Services, LLC (“BAMS”). BAMS provides clients with a comprehensive suite of acquiring and processing payment products for credit and debit cards as well as merchant loyalty, prepaid, check and e-commerce solutions.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The formation of BAMS was accounted for by the Company as a sale of a noncontrolling interest in a subsidiary and a purchase business combination. Through September 30, 2009, the Company has not recorded a gain or loss on the transaction due to the preliminary nature of the valuations and allocation of the Company’s assets to BAMS. Additionally, the assets comprising the most significant portion of the Company’s contribution were recently adjusted to fair value in the fourth quarter 2008 in connection with the November 1, 2008 termination of the Chase Paymentech Solutions alliance. Upon finalization of such valuations and allocations, the Company may record a gain or loss through adjustments to additional paid-in capital and noncontrolling interest. The Company does not currently anticipate such adjustments to be material.

The assets contributed to BAMS by the Company continue to be recorded at the Company’s carrying basis, which for the majority of assets was established effective November 1, 2008 as described immediately above net of applicable amortization expense subsequently recognized, and the assets contributed by BofA were recorded at their estimated fair value. The fair value of the BofA contribution to BAMS was determined by estimating the BAMS enterprise value and attributing the appropriate portion of that value to such contribution. To estimate the enterprise value, the Company weighted the results of a discounted cash flow analysis, an analysis of guideline public companies, and an analysis of guideline merged and acquired companies. Each analysis was dependent on a number of significant management assumptions regarding the expected future financial results of BAMS as well as the identification of appropriate guideline companies or transactions. Additionally, the discounted cash flow analysis was dependent on an estimate of an appropriate discount rate. The Company relied in part upon a third party valuation firm in determining the enterprise value of BAMS. The value attributed to the net tangible and identifiable intangible assets contributed by BofA was based on their estimated fair values. The preliminary purchase price allocation resulted in identifiable intangible assets of $1,200 million, which will be amortized over a range preliminarily estimated to be 10 to 20 years, and goodwill of $2,244 million. None of the goodwill is deductible for tax purposes. The Company analyzed the values assigned to similar intangible assets in previous purchase price allocations as well as the values estimated for similar assets during previous impairment tests. For each intangible asset, the Company selected an appropriate multiple of revenue and applied it to the expected future revenue attributable to the asset to estimate its fair value. The Company will perform a valuation of these identifiable intangible assets which will result in an adjustment to the above allocation as well as the amortization periods.

During the first quarter of 2009, the Company acquired one entity, reported within the International segment, and a domestic merchant portfolio.

The aggregate cash paid during the nine months ended September 30, 2009 for these acquisitions was approximately $13.7 million, net of cash acquired. The aggregate preliminary purchase price allocation for these acquisitions resulted in $814.5 million in identifiable intangible assets which are being amortized over one to 10 years, trade names of $400.0 million being amortized over 20 years and goodwill of $2,244.2 million. Much of the goodwill in the BAMS transaction represents synergies in processing and other strengths of the respective partners.

The pro forma impact of all 2009 acquisitions on net income was not material.

In August 2009, the Company divested its debit and credit card issuing and acquiring processing business in Austria which was reported as part of the International segment. The Company recognized a loss on the sale of Austria of $35.1 million, comprised of a $19.8 million loss classified as Other income (expense) and a $15.3 million income tax expense.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5: Borrowings

Senior secured revolving credit facility

The Company has a $2.0 billion senior secured revolving credit facility with a term through the third quarter of 2013. Up to $500 million of the Company’s $2.0 billion senior secured revolving credit facility is available for letters of credit, of which $39.5 million and $39.7 million of letters of credit were issued under the facility as of September 30, 2009 and December 31, 2008, respectively. The amounts outstanding against this facility were $132.7 million and $18.0 million as of September 30, 2009 and December 31, 2008, respectively.

Since an affiliate of Lehman Brothers Holdings Inc. filed for bankruptcy in September 2008, it has not funded amounts related to its $230.6 million commitment under the Company’s senior secured revolving credit facility and there is no assurance they will participate in any future funding requests or that the Company could obtain replacement loan commitments from other banks. The Company is monitoring the financial stability of other financial institutions that have made commitments under the revolving credit facility, none of which represent more than approximately 15% of the remaining capacity. As of September 30, 2009, approximately $1.6 billion remained available under this facility after considering the amount outstanding above, the letters of credit issued under the facility, and the commitment that is no longer being funded noted above.

Other short-term borrowings

The Company had approximately $568 million and $656 million available under short-term lines of credit and other arrangements with foreign banks and joint venture partners to fund settlement activity, as of September 30, 2009 and December 31, 2008, respectively. Certain of these arrangements are uncommitted (approximately $126 million and $273 million, respectively) but, as of the periods presented, the Company had some borrowings outstanding against them. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the euro, Australian dollar and Polish zloty. The amounts outstanding against these arrangements were $60.9 million and $257.3 million as of September 30, 2009 and December 31, 2008, respectively.

Senior secured term loan facility

The terms of the Company’s senior secured term loan facility require the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. During the three and nine months ended September 30, 2009 and 2008, the Company paid $32.3 million and $96.7 million and $31.9 million and $95.8 million, respectively, of principal payments on the senior secured term loan facility in accordance with this provision ($29.8 million and $89.3 million, respectively, related to the U.S. dollar denominated loan and $2.5 million and $7.4 million, respectively, related to the euro denominated loan for the three and nine months ended September 30, 2009 and $29.4 million and $88.3 million, respectively, related to the U.S. dollar denominated loan and $2.5 million and $7.5 million, respectively, related to the euro denominated loan for the three and nine months ended September 30, 2008).

Senior unsecured PIK notes

On August 10, 2009, the Company launched a registered exchange offer to exchange aggregate principal amount of $3.2 billion of its 10.55% senior unsecured PIK (Payment In-Kind) notes (which constituted all such notes outstanding at that date) for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. Substantially all of the notes were exchanged effective September 9, 2009. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

The terms of the Company’s senior unsecured PIK notes require that interest on the notes up to and including September 30, 2011 be paid entirely by increasing the principal amount of the notes or by issuing senior unsecured PIK notes. During the three and nine months ended September 30, 2009, the Company increased the principal amount of these notes by $167.8 million and $333.0 million, respectively, in accordance with this provision. During the three and nine months ended September 30, 2008, the Company increased the principal amount of these notes by $73.7 million and $197.4 million, respectively.

Senior unsecured cash-pay notes and senior subordinated unsecured notes

On August 10, 2009, the Company launched a registered exchange offer to exchange aggregate principal amounts of $2.5 billion of its 11.25% senior subordinated unsecured notes and $1.6 billion of its 9.875% senior unsecured cash-pay notes (which constituted all such notes outstanding at the date) for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. Substantially all of the notes were exchanged effective September 9, 2009. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments, other than the changes described below, refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

As discussed in Note 1, the Company began operating under a new segment structure effective January 1, 2009. Segment results for the three and nine months ended September 30, 2008 have been revised to reflect the new structure. The most significant changes were check verification, settlement and guarantee services moving from the Financial Services segment into the Retail and Alliance Services segment as well as the Prepaid Services segment moving into the Retail and Alliance Services segment. A summary of the new segments follows:

•

The Retail and Alliance Services segment is comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards and checks. The segment’s merchant processing and acquiring services include authorization, transaction capture, settlement, chargeback handling and internet-based transaction processing. Retail and Alliance Services also provides point-of-sale (“POS”) solutions and other equipment necessary to capture merchant transactions. A majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover). In addition, Retail and Alliance Services provides check verification, settlement and guarantee services and a wide range of open and closed loop stored-value products and processing services. The segment’s largest components of revenue consist of discount fees charged to merchants, processing fees due from alliance partners, revenues from selling and leasing of POS devices and fees for check verification, settlement and guarantee services.

•

The Financial Services segment provides issuer card and network solutions and payment management solutions for recurring bill payments. Financial Services also offers services to improve customer communications, billing, online banking and consumer bill payment. Issuer card and network solutions includes credit, retail and debit card processing, debit network services (including the STAR Network) and output services for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting and network switching.

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

•

The Integrated Payment Systems (“IPS”) segment is principally comprised of operations which deal in the issuance of official checks which are sold by agents that are financial institutions. Official checks serve as an alternative to a bank’s own items such as cashiers or bank checks. Revenue is principally earned on invested funds which are pending settlement. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., which is licensed to offer payment instrument and money transmitter services that fall under state and federal regulations. This segment is in the process of winding down its official check and money order businesses. IPS also offers payment processing services, and such other services will continue after the wind down of the official check and money order businesses. On October 1, 2009, IPS assigned and transferred to The Western Union Company (“Western Union”), among other things, certain assets and equipment used by IPS to issue retail money orders and approximately $860 million of cash to satisfy all outstanding retail money orders. As of the closing date noted above, Western Union assumed IPS’s role as issuer of the retail money orders.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Beginning in the third quarter of 2009, the Company changed the financial reports provided to its Chief Executive Officer to better enable him to make operating decisions and assess the performance of the Company’s business segments. The segments have not changed but the presentation of the results has changed. Results in prior periods have been adjusted to conform to this presentation. The following is a summary of the changes that have been made for presentation of segment results:

Segment Revenue:

All segments now exclude reimbursable debit network fees, postage and other revenue. Additionally, the Retail and Alliance Services segment revenues were adjusted for the following items:

•

The Company has various investments in businesses that are accounted for under the equity method of accounting for which earnings are shown in the “Equity earnings in affiliates” line of the Consolidated Statements of Operations. The Company also has consolidated subsidiaries with noncontrolling ownership interests. The noncontrolling interests portion of earnings is shown in the “Net income attributable to noncontrolling interests” line of the Consolidated Statements of Operations. Beginning in the third quarter 2009 the Company began evaluating the Retail and Alliance Services segment based on the Company’s proportionate share of the results of these investments.

•

Commission payments to certain ISO’s, which are treated as an expense in the Consolidated Statements of Operations, are now reflected as contra revenue for segment reporting purposes consistent with revenue share arrangements with other ISO’s that have historically been recorded as contra revenue.

Segment EBITDA:

Segment earnings will now also exclude depreciation and amortization expenses. Additionally, the segment’s earnings will be adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine segment EBITDA are:

•

For the Retail and Alliance Services segment, adjustments for non-wholly owned entities are made to report segment EBITDA on a proportionate consolidation basis consistent with the revenue discussed above.

•	Stock based compensation expense is excluded.

•	Official check and money order businesses’ EBITDA are excluded.

•

Cost of data center technology and savings initiatives are excluded and represent implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expenses related to the reorganization of global application development resources, expenses associated with domestic data center consolidation initiatives and planned workforce reduction expenses, as well as certain platform development and other costs directly associated with the termination of the CPS alliance all of which are considered nonrecurring projects (excludes costs accrued in purchase accounting).

•

Kohlberg Kravis Roberts & Co. (“KKR”) merger related items are excluded and represent third party expenses including legal, accounting and other advisory fees incurred in connection with the merger of the Company with affiliates of KKR (“the merger”) and the debt issued thereunder. Other adjustments also include the exclusion of KKR annual sponsor fees for management, consulting, financial and other advisory services and the effect of purchase accounting associated with the merger on EBITDA which is primarily the result of revenue recognition adjustments.

The following table presents the Company’s operating segment results for the three and nine months ended September 30, 2009 and 2008:

Three months ended September 30, 2009 (in millions)	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$707.6	$333.2	$318.2	$2.7	$49.5	$1,411.2
Investment income, net	1.0	0.1	2.6	(8.2)	—	(4.5)
Product sales and other	88.1	6.0	84.3	0.1	9.1	187.6
Equity earnings in affiliates (a)	—	—	9.5	—	—	9.5

Total segment reporting revenues	$796.7	$339.3	$414.6	$(5.4)	$58.6	$1,603.8

Internal revenue	$3.6	$8.3	$1.6	—	$0.4	$13.9
External revenue	793.1	331.0	413.0	$(5.4)	58.2	1,589.9
Depreciation and amortization	189.4	80.5	72.1	0.1	20.3	362.4
Segment EBITDA	304.4	148.2	106.5	—	(27.1)	532.0
Other operating expenses and other income (expense) excluding divestitures	(2.0)	(1.3)	(12.9)	—	(67.1)	(83.3)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Three months ended September 30, 2008 (in millions)	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$734.2	$373.4	$367.8	$3.1	$50.8	$1,529.3
Investment income, net	11.5	0.4	6.3	(36.0)	—	(17.8)
Product sales and other	87.3	6.5	78.9	—	35.1	207.8
Equity earnings in affiliates (a)	—	—	9.3	—	0.5	9.8

Total segment reporting revenues	$833.0	$380.3	$462.3	$(32.9)	$86.4	$1,729.1

Internal revenue	$4.9	$9.2	$1.5	—	$0.4	$16.0
External revenue	828.1	371.1	460.8	$(32.9)	86.0	1,713.1
Depreciation and amortization	226.1	77.1	67.9	0.1	25.2	396.4
Segment EBITDA	357.8	194.6	140.9	—	(4.8)	688.5
Other operating expenses and other income (expense) excluding divestitures	(4.9)	(12.2)	(0.1)	—	71.6	54.4

Nine months ended September 30, 2009 (in millions)	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,989.0	$1,038.3	$891.2	$8.0	$150.3	$4,076.8
Investment income, net	4.3	0.7	8.5	(13.0)	—	0.5
Product sales and other	250.0	50.9	224.0	0.2	36.3	561.4
Equity earnings in affiliates (a)	—	—	21.9	—	—	21.9

Total segment reporting revenues	$2,243.3	$1,089.9	$1,145.6	$(4.8)	$186.6	$4,660.6

Internal revenue	$12.1	$25.2	$4.3	—	$0.8	$42.4
External revenue	2,231.2	1,064.7	1,141.3	$(4.8)	185.8	4,618.2
Depreciation and amortization	562.7	269.4	202.6	0.4	53.5	1,088.6
Segment EBITDA	895.2	497.3	293.0	—	(84.1)	1,601.4
Other operating expenses and other income (expense) excluding divestitures	(8.1)	(8.1)	(22.2)	—	(55.1)	(93.5)

Nine months ended September 30, 2008 (in millions)	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,162.6	$1,111.7	$1,043.8	$10.3	$155.8	$4,484.2
Investment income, net	38.7	1.9	18.9	28.3	—	87.8
Product sales and other	256.1	24.7	227.6	0.2	108.5	617.1
Equity earnings in affiliates (a)	—	—	26.2	—	2.5	28.7

Total segment reporting revenues	$2,457.4	$1,138.3	$1,316.5	$38.8	$266.8	$5,217.8

Internal revenue	$14.9	$26.8	$4.9	—	$0.6	$47.2
External revenue	2,442.5	1,111.5	1,311.6	$38.8	266.2	5,170.6
Depreciation and amortization	677.9	238.8	191.5	0.2	55.8	1,164.2
Segment EBITDA	1,041.5	557.1	339.5	—	(13.3)	1,924.8
Other operating expenses and other income (expense) excluding divestitures	7.8	(12.2)	8.9	—	13.1	17.6

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008
Revenues:
Total reported segments	$1,545.2	$1,642.7	$4,474.0	$4,951.0
All Other and Corporate	58.6	86.4	186.6	266.8
Adjustment to reconcile to Adjusted revenue:
Official check and money order revenues (b)	5.4	32.9	4.8	(38.8)
Eliminations (c)	(13.9)	(16.0)	(42.4)	(47.2)

Adjusted Revenue	1,595.3	1,746.0	4,623.0	5,131.8

Adjustment to reconcile to Consolidated revenues:
Divested businesses	10.7	36.1	43.1	117.3
Adjustments for non-wholly owned entities (d)	53.1	(117.5)	(57.3)	(354.6)
Official check and money order revenues	(5.4)	(32.9)	(4.8)	38.8
ISO commission expense	70.0	21.3	183.0	60.9
Reimbursable debit network fees, postage and other	719.5	511.0	1,941.0	1,500.6

Consolidated revenues	$2,443.2	$2,164.0	$6,728.0	$6,494.8

Segment EBITDA:
Total reported segments	$559.1	$693.3	$1,685.5	$1,938.1
All Other and Corporate	(27.1)	(4.8)	(84.1)	(13.3)

Adjusted EBITDA	532.0	688.5	1,601.4	1,924.8

Adjustments to reconcile to Loss before income taxes and equity earnings in affiliates:
Divested businesses	8.1	16.9	22.1	50.9
Adjustments for non-wholly owned entities (d)	16.7	(58.2)	(57.6)	(199.3)
Depreciation and amortization	(372.0)	(338.9)	(1,067.1)	(996.8)
Interest expense	(447.5)	(497.7)	(1,345.3)	(1,466.5)
Interest income	3.2	5.9	9.6	21.5
Other items (e)	(103.1)	24.9	(114.2)	(11.8)
Stock based compensation	(4.7)	(8.9)	(13.8)	(19.5)
Official check and money order EBITDA	(10.5)	(42.2)	(21.1)	8.2
Cost of data center, technology and savings initiatives	(26.3)	(78.0)	(127.5)	(162.3)
KKR merger related items	(7.1)	(9.7)	(20.6)	(33.2)
Eliminations	—	—	(0.2)	—

Loss before income taxes and equity earnings in affiliates	$(411.2)	$(297.4)	$(1,134.3)	$(884.0)

(a)

Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for the International segment and All Other and Corporate.

(b)	Represents an adjustment to exclude the official check and money order businesses from Adjusted revenue.
(c)	Represents elimination of intersegment revenue.
(d)

Represent the reversal of the proportionate consolidation adjustments made to the Retail and Alliance Services segment revenue or segment EBITDA and equity earnings included in the International segment and All Other and Corporate revenue or segment EBITDA. Also includes the add back of net income attributable to noncontrolling interests excluded from International segment EBITDA.

(e)	Includes “Other operating expenses” and “Other income (expense)” as presented on the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment assets are as follows (in millions):

	September 30, 2009	December 31, 2008
Assets:
Retail and Alliance Services	$24,648.5	$21,068.9
Financial Services	5,275.7	5,204.0
International	5,996.5	5,688.1
Integrated Payment Systems	2,635.0	4,120.3
All Other and Corporate	1,992.0	2,041.6
Divested businesses	—	53.2

Consolidated	$40,547.7	$38,176.1

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Depreciation and Amortization:
Total reported segments	$342.1	$371.2	$1,035.1	$1,108.4
All Other and Corporate	20.3	25.2	53.5	55.8

	362.4	396.4	1,088.6	1,164.2

Adjustments to reconcile to consolidated depreciation and amortization:
Divested businesses	1.9	3.9	7.0	10.5
Adjustments for non-wholly owned entities	26.3	(8.1)	25.7	(24.0)
Amortization of initial payments for new contracts	7.7	3.5	18.1	6.9

Total consolidated depreciation and amortization	$398.3	$395.7	$1,139.4	$1,157.6

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

On August 3, 2007, Concord EFS, Inc. filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. On March 24, 2008, the Court entered an order granting the defendants’ motions for partial summary judgment, finding that the claims raised in this case would need to be addressed under a “Rule of Reason” analysis. On February 2, 2009, the Plaintiffs filed a Second Amended Complaint which was dismissed by the Court on September 4, 2009. On October 16, 2009, the Plaintiffs filed a Third Amended Complaint. The defendants anticipate filing a motion to dismiss the Third Amended Complaint by November 13, 2009 and the Court has scheduled a hearing for this motion on January 22, 2010.

The Company believes the complaints are without merit and intends to vigorously defend them.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Note 8: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008
Service costs	$1.0	$2.7	$4.8	$8.2
Interest costs	10.1	10.4	27.8	31.9
Expected return on plan assets	(9.5)	(10.8)	(26.0)	(33.1)
Amortization	(0.2)	—	1.5	—

Net periodic benefit expense	$1.4	$2.3	$8.1	$7.0

The Company estimates pension plan contributions for 2009 to be approximately $34 million. During the nine months ended September 30, 2009, approximately $25 million was contributed to the United Kingdom plan. No contributions were made to the U.S. plan during the nine months ended September 30, 2009.

As of June 29, 2009, the Company eliminated future benefits relating to length of service, compensation and other factors related to its defined benefit pension plan that covers certain employees in the United Kingdom. The Company has accounted for the elimination of benefits as a curtailment which resulted in a re-measurement of the plan assets and benefit obligation. In addition, the Company changed certain assumptions used in the measurement of its benefit obligation. The re-measurement resulted in a net increase to the net pension liability and a loss, net of income taxes, recorded to OCI of approximately $53 million due most significantly to a change in the discount rate assumption. This loss is partially offset by a benefit recorded, net of income taxes, to OCI of approximately $8 million related to the curtailment of the plan. The curtailment will also decrease service cost expense in future periods.

Note 9: Stock Compensation Plans

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $4.7 and $13.8 million and $8.9 and $19.5 million pretax for the three and nine months ended September 30, 2009 and 2008, respectively. Stock-based compensation expense is recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations.

Stock Options

During the nine months ended September 30, 2009, time options and performance options were granted under the stock incentive plan established by First Data Holdings, Inc. (“Holdings”), which owns 100% of FDC’s equity interests, for certain management employees of FDC (“stock plan”). Time options were granted to existing participants of the stock plan based on a multiple of the employee’s investment in shares of Holdings and generally have the same terms as the initial grants made to those employees primarily in 2008. Additionally, certain new employees were granted time options and performance options in equal amounts based on a multiple of the employee’s investment in shares of Holdings. The options have a term of 10 years. Time options vest equally over a five-year period from the date of issuance and performance options vest based upon Company EBITDA targets for the years 2009 through 2013. These EBITDA targets have both annual and cumulative components. The Company is not recognizing and will not recognize expense related to the performance options unless or until attainment of applicable targets is judged to be probable. The options also have certain accelerated vesting provisions upon a change in control, an initial public offering, and certain termination events.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of Holdings stock option activity for the nine months ended September 30, 2009 is as follows (options in millions):

	2009
	Options	Weighted-Average Exercise Price
Outstanding at January 1	59.1	$5
Granted	13.6	$3
Cancelled / Forfeited	(1.5)	$5

Outstanding at September 30	71.2	$5

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during the nine months ended September 30, 2009. Grants were made as incentive awards. All restricted stock awards and units will vest five years from the date of issuance. The restricted stock awards and units also have certain accelerated vesting provisions upon a change in control, an initial public offering, and certain termination events.

A summary of Holdings restricted stock award and restricted stock unit activity for the nine months ended September 30, 2009 is as follows (awards/units in millions):

	2009 Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1	1.7	$5
Granted	0.2	$3
Cancelled / Forfeited	(0.1)	$5

Non-vested at September 30	1.8	$5

Note 10: Fair Value Measurements

Fair value of financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments (in millions):

September 30, 2009	Carrying Value	Fair Value
Financial instruments:
Settlement assets:
Short-term investment securities	$307.3	$307.3
Long-term investment securities	$471.0	$471.0
Other current assets:
Short-term investment securities	$5.0	$5.0
Other long-term assets:
Long-term investment securities	$25.9	$25.9
Other current liabilities:
Derivative financial instruments	$6.5	$6.5
Long-term borrowings:
Long-term borrowings	$22,369.9	$19,319.0
Other long-term liabilities:
Derivative financial instruments	$517.2	$517.2

The estimated fair values of investment securities and derivative financial instruments are described below. Refer to Notes 11 and 12 for additional information regarding the Company’s investment securities and derivative financial instruments, respectively.

The estimated fair market value of long-term borrowings were primarily based on market trading prices. For additional information regarding the Company’s borrowings, refer to Note 5 of these Consolidated Financial Statements as well as to Note 10 of the Company’s Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concentration of credit risk

The Company’s investment securities are diversified across multiple issuers with no single issuer representing more than 7% of the total carrying value of its investment portfolio (investment securities plus cash and cash equivalents). The Company maintains the financial instruments other than investment securities with various financial institutions. The Company limits its concentration of financial instruments with any one institution to 10% of the aggregate value of its investment portfolio and limits its derivative financial instruments credit risk by maintaining contracts with counterparties rating “A” or higher. The Company periodically reviews the credit standings of these institutions.

Assets and liabilities measured at fair value on a recurring basis

Financial instruments carried at fair value as of September 30, 2009 and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy:

	Fair Value Measurement Using
As of September 30, 2009 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$450.3	$450.3
Other available-for-sale securities	0.6	2,004.5	—	2,005.1
Other current assets:
Available-for-sale securities	—	5.0	—	5.0
Other long-term assets:
Available-for-sale securities	—	0.6	—	0.6

Total assets at fair value	$0.6	$2,010.1	$450.3	$2,461.0

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$6.5	$—	$6.5
Other long-term liabilities:
Interest rate swap contracts	—	503.9	—	503.9
Foreign currency derivative contracts	—	13.3	—	13.3

Total liabilities at fair value	$—	$523.7	$—	$523.7

Settlement assets – Student loan auction rate securities

As of September 30, 2009, the Company held student loan auction rate securities (“SLARS”) which are long-term debt instruments, issued by student loan trusts, with variable interest rates that historically reset through a periodic Dutch auction process but do not include a put-back option. Due to the collapse of the auction market in 2008, the Company will not be able to readily access liquidity for the SLARS until the auction market successfully resumes, a secondary market is established for long-term investors, or issuers redeem the securities. A failed auction does not represent a default by the issuer of the underlying security. As of September 30, 2009, the majority of the SLARS held by the Company were highly rated (“A3” and “A-”or higher) and all were collateralized by securitized student loans substantially guaranteed by the U.S. government through the Federal Family Education Loan Program (“FFELP”). The NextStudent Master Trust (“NextStudent”) securities, with a total fair value of $74.0 million, were also collateralized by securitized student loans substantially guaranteed by the U.S. government but were rated “B3” by Moody’s, and “BBB” by Fitch. The investment ratings were considered in determining the fair value of and the estimated credit loss for the NextStudent securities. As a result of the failed auctions, the trusts are required and continue to pay maximum interest rates as defined in the security offering documents which are typically based on either LIBOR or Treasury rates plus a spread.

Due to the lack of observable market activity for the SLARS held by the Company as of September 30, 2009, the Company, with the assistance of a third party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted average life for the securities held by the Company and the impact of the current lack of liquidity on the fair value. At September 30, 2009, the securities were valued based on a probability weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rate, as well as underlying collateral, ratings, and guarantees or insurance. Substantially all SLARS held by the

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Company have collateral backed by FFELP. The probabilities of auction failure, a successful auction at par or repurchase at par for each future period were then forecasted. The Company assumed that the issuers will continue to pay maximum interest rates on the securities until the event of a successful auction or repurchase, at which point the Company would sell the SLARS at par through the auction. To determine the fair value of each security, the weighted average cash flows for each period were discounted back to present value at the determined discount rate for each security. As of September 30, 2009, cumulative probabilities of principal to be returned for “AAA” and “Aaa” rated SLARS were estimated at approximately 48% over a two year period and 82% over a five year period. The probabilities were lower for lower rated securities. The discount rates used in the valuation were a combination of the liquidity risk premium assigned to the security (which ranged from 4% to 5%) plus the treasury strip yield (zero coupon treasury bond) for the individual period for which a cash flow was being discounted. The liquidity risk premium on the SLARS has decreased by 100 basis points from December 31, 2008 due to falling spreads on asset backed securities as well as indications of improved market liquidity. A 100 basis point change in liquidity risk premium, as well as other factors including default probability and default recovery rate assumptions, would impact the value of the SLARS by approximately $20 million.

The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance January 1, 2009	$492.2
Total gains or losses (realized or unrealized):
Included in other comprehensive income	9.3
Included in investment income, net	(0.5)
Purchases, sales, issuances and settlements, net	(50.7)
Transfers in (out) of Level 3	—

Ending balance September 30, 2009	$450.3

Settlement assets – Other available-for-sale securities

As of September 30, 2009, the Company held certain investments in primarily short-term debt securities, including discounted commercial paper, money market funds, certificates of deposit (both domestic and Yankee), and fixed rate corporate bonds. Many of these securities are considered cash equivalents. Prices for these securities are not quoted on active exchanges but are priced through an independent third party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. The Company’s experience with these types of investments and expectations of the current investments held is that they will be satisfied at the current carrying amount. These securities were classified as Level 2.

As of September 30, 2009, the Company held preferred shares issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that are valued using quoted stock prices from the New York Stock Exchange and classified as Level 1.

Other current and long-term assets – Available-for-sale securities

The Company held certain other investments that were classified as available-for-sale and were classified as Level 2.

Derivative financial instruments

The Company uses derivative instruments to mitigate certain risks. The Company’s derivatives are not exchange listed and therefore the fair value is estimated using Bloomberg analytics models that are based on readily observable market inputs. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observables including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity and, accordingly, the Company’s derivatives were classified within Level 2 of the fair value hierarchy. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized as of September 30, 2009 or that will be realized in the near future. Refer to Note 12 for additional information regarding the Company’s derivative financial instruments.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and liabilities measured at fair value on a non-recurring basis

Assets other than financial instruments carried at fair value as of September 30, 2009 and measured at fair value on a non-recurring basis are classified in the table below according to the fair value hierarchy:

	Fair Value Measurement Using
As of September 30, 2009 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Total (Losses)
Assets:
Other intangibles:
Other intangibles	$—	$—	$0.5	$0.5	$(6.2)
Customer relationships	—	—	—	—	(1.5)
Other long-term assets	—	—	0.7	0.7	(0.6)

Totals	$—	$—	$1.2	$1.2	$(8.3)

As of September 30, 2009, customer relationships and other intangible assets with a carrying value of $8.2 million were written down to their fair value of $0.5 million, resulting in an impairment charge of $7.7 million, which was included in the “Impairments” line item of the Consolidated Statements of Operations. The impairment resulted from a change in business strategy and continuing and projected losses related to an existing business within the International segment. The fair values of these assets were developed through management’s own analysis of projected cash flows to be derived from the use of the intangible assets using assumptions that management believes are consistent with market participant assumptions.

As of September 30, 2009, other long-term assets with carrying value totaling $1.3 million were written down to their fair value totaling $0.7 million during the first and second quarters of 2009. The impairments resulted from investments that had declined due to poor performance and were reported in the “Other income (expense)” line item of the Consolidated Statements of Operations.

Note 11: Investment Securities

The principal components of the Company’s investment securities are as follows (in millions):

	Cost (1)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (2)	OTTI Recognized in OCI (2)(3)	Fair Value (4)
September 30, 2009
Student loan auction rate securities	$498.0	—	$(33.2)	$(14.5)	$450.3
Corporate bonds	311.3	2.2	—	—	313.5
Other securities:
Cost-based investments	25.3	—	—	—	25.3
Other	19.6	0.5	—	—	20.1

Total other	44.9	0.5	—	—	45.4

Totals	$854.2	$2.7	$(33.2)	$(14.5)	$809.2

December 31, 2008
Student loan auction rate securities	$505.5	—	$(13.3)	—	$492.2
Corporate bonds	342.1	—	(4.4)	—	337.7
Other securities:
Cost-based investments	26.9	—	—	—	26.9
Other	37.6	—	—	—	37.6

Total other	64.5	—	—	—	64.5

Totals	$912.1	—	$(17.7)	—	$894.4

(1)	Represents amortized cost for debt securities.
(2)	“OTTI” refers to other-than-temporary-impairments.
(3)	Represents the fair value adjustment for debt securities excluding that attributable to credit losses.
(4)	Represents cost for cost-based investments.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investment securities are a principal component of the Company’s settlement assets and represent the investment of funds received by FDC from the sale of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities included in current settlement assets include primarily commercial paper, money market funds and corporate bonds. The Company’s long-term settlement assets are comprised mostly of SLARS and corporate bonds. The Company received proceeds from the sale of long-term investment securities of $29.4 million and $46.8 million for the three and nine months ended September 30, 2009, respectively. Sales of these investments resulted in no gross realized pretax gains for the three months ended September 30, 2009 and $0.1 million of gross realized pretax gains for the nine months ended September 30, 2009 and $0.6 million gross realized pretax losses for the three and nine months ended September 30, 2009 in the “Investment income, net” line item of the Consolidated Statements of Operations.

Additionally, the Company maintains other investments which include equity securities and shares of a money market fund. These investments are carried at fair value and are included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets. The Company also has investments in non-marketable equity securities and other investments for strategic purposes (collectively referred to as “cost-based investments”) which are included in “Other long-term assets” in the Company’s Consolidated Balance Sheets and are carried at cost. The Company’s cost-based investments are evaluated for impairment upon an indicator of impairment such as events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. At September 30, 2009, no indicators of impairment were present for the Company’s cost-based investments and it was not practicable to estimate the fair value of the investments; accordingly, the investments were not evaluated for impairment. Proceeds from the sale of these investment securities totaled $1.6 million and $1.8 million for the three and nine months ended September 30, 2009, respectively. Realized pretax gains and losses associated with these investments were recognized in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2.

As of September 30, 2009, all of the above noted investments, except cost based investments, were classified as available-for-sale. Unrealized gains and losses on these investments were included as a separate component of OCI, net of any related tax effects. Net unrealized holding gains, net of tax, of $2.2 million and $9.7 million were recorded to OCI for the three and nine months ended September 30, 2009, respectively. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of OCI. Realized pretax net losses from the sale of investment securities, principally SLARS, reclassified out of OCI into “Investment income, net” was $0.6 million and $0.5 million for the three and nine months ended September 30, 2009, respectively.

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in millions):

September 30, 2009	Less than 12 months		More than 12 months (1)		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	$18.4	$(1.6)	$431.9	$(46.1)	$450.3	$(47.7)

December 31, 2008	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	$492.2	$(13.3)	—	—	$492.2	$(13.3)
Corporate bonds	$337.7	$(4.4)	—	—	$337.7	$(4.4)

(1)

The total unrealized losses classified as more than 12 months at September 30, 2009 was significantly higher than the total unrealized losses classified as less than 12 months at December 31, 2008 due to the cumulative effect adjustment discussed below.

As of September 30, 2009, the Company’s unrealized losses related to the following:

Student loan auction rate securities—The unrealized losses resulted from securities that have decreased in fair value to below their amortized cost primarily due to current lack of liquidity resulting from failure of the auction mechanisms. During 2008, an other-than-temporary-impairment loss of $48.0 million was recognized relating to the SLARS under the then applicable accounting

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

guidance in addition to the unrealized loss reflected in the table directly above. The fair value of the securities declined further during the first quarter of 2009 driven primarily by the valuation of NextStudent securities and, accordingly, the Company recognized additional unrealized loss in OCI during the three months ended March 31, 2009. Effective April 1, 2009, in connection with the adoption of new accounting guidance for recognition and presentation of other-than-temporary impairments, the Company performed an assessment of the previously impaired SLARS to determine whether the securities were other-than-temporarily-impaired under the new guidance. The Company does not currently intend to sell the SLARS and does not consider it more likely than not that it will be required to sell the SLARS before the recovery of their amortized cost basis. This determination was based on the projected timing of when certain related settlement liabilities would need to be funded and the Company’s ability to use its revolving credit facility in the event the settlement liabilities needed to be funded before the SLARS were liquid.

The Company believes that the SLARS currently held, with the exception of securities issued by NextStudent, will recover all of their principal value by their maturity date due to the following:

•	the securities are comprised primarily of senior tranches;

•	the securities are predominantly backed by collateral that is 97%-98% guaranteed by FFELP with subordinated tranches covering the non-guaranteed portion;

•	the securities have loan to collateral value ratios of 99% or greater for all senior securities and 100% for the subordinated security;

•	the securities have above investment grade credit ratings with the majority of securities rated at “A3” and “A-”or higher with the exception of NextStudent securities which are rated “BBB” and “B3”.

The Company believes that the NextStudent SLARS may not recover all of their principal value by their maturity date and that it may incur a credit loss on these securities at least equal to the non-guaranteed portion of the underlying collateral. Based on the Company’s qualitative assessment of these and other relevant factors, management concluded that a credit loss should be recognized for the securities issued by NextStudent and no credit loss should be recognized for all other SLARS. In accordance with the transition guidance prescribed by the new accounting guidance, as of April 1, 2009, the Company recognized a cumulative effect adjustment by increasing the opening balance of retained earnings by $27.1 million, net of tax, and recording a corresponding unrealized loss in OCI on the Consolidated Statement of Equity. The cumulative effect adjustment was equal to the amount of other-than-temporary-impairment, net of the related tax effects, previously recorded in the Statement of Operations for these securities less the three percent credit loss for NextStudent (effectively reversing $43.3 million of impairment expense recognized in 2008 and not associated with SLARS sold during the first three months of 2009). The amortized cost basis of the securities was increased by the pretax amount of the cumulative effect adjustment. During the three month periods ended June 30, 2009 and September 30, 2009, the Company reduced the unrealized losses, net of tax, recognized in OCI by $18.6 million and $2.6 million, respectively, due to increases in fair value of the SLARS held during the periods. As of the adoption date of the new accounting guidance discussed above, total cumulative credit losses of $2.7 million had been recognized in the Statement of Operations on the NextStudent SLARS. During the three month periods ended June 30, 2009 and September 30, 2009, there were no changes in this credit loss and there were no additional credit losses for any of the SLARS held during those same periods.

The following table presents maturity information for the Company’s investments in debt securities at September 30, 2009 (in millions):

Fair Value
Due within one year	$293.9
Due after one year through five years	20.1
Due after five years through 10 years	28.9
Due after 10 years	421.5

Total debt securities	$764.4

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

As of September 30, 2009, the Company uses derivative instruments to mitigate (i) cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), (ii) to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates and (iii) to protect the Company from foreign currency exposure related to an outsourcing contract with a foreign vendor.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company applies strict policies to manage each of these risks, including prohibition against derivatives trading, derivatives market-making or any other speculative activities. Although certain derivatives do not qualify for hedge accounting, they are maintained for economic hedge purposes and are not considered speculative.

The Company’s policy is to minimize its cash flow and net investment exposures related to adverse changes in interest rates and foreign currency exchange rates. The Company’s objective is to engage in risk management strategies that provide adequate downside protection.

Accounting for Derivative Instruments and Hedging Activities

The Company recognizes all derivatives in the “Other long-term assets”, “Other current liabilities” and “Other long-term liabilities” captions in the Consolidated Balance Sheets at their fair values. The Company has designated certain of its interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable rate debt and certain of its cross currency swaps as a foreign currency hedge of its net investment in a foreign subsidiary. Other interest rate swaps, cross currency swaps and forward contracts on various foreign currencies no longer qualify or have not been designated as accounting hedges and do not receive hedge accounting treatment.

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

Credit Risk

The Company is monitoring the financial stability of its derivative counterparties. Certain of these counterparties received support from the federal government in the recent past due to difficult financial conditions. Although these counterparties remain highly-rated (in the “A” category or higher), their ability to satisfy their commitments may be dependent on receiving continued support from the federal government. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review at inception of the hedge, as circumstances warrant, and at least on a quarterly basis of the credit risk of these counterparties. The Company also monitors the concentration of its contracts with individual counterparties. The Company’s exposures are in liquid currencies (primarily in U.S. dollars, euros and Australian dollars), so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

DERIVATIVES NOT QUALIFYING FOR HEDGE ACCOUNTING

At September 30, 2009, the Company had certain derivative instruments that functioned as economic hedges but no longer qualify or were not designated to qualify for hedge accounting. Such instruments included a cross-currency swap to hedge foreign currency exposure from an intercompany loan, cross-currency swaps to hedge an investment in a foreign subsidiary from fluctuations in foreign currency exchange rates, a foreign exchange rate collar to hedge foreign currency exposure related to an outsourcing contract with a foreign vendor, and interest rate swaps to hedge the interest payments on variable rate debt from fluctuations in interest rates. During the third quarter of 2009, the Company settled and terminated the Canadian dollar foreign currency forward contracts that were used to hedge forecasted foreign currency sales in connection with a restructuring of the related sales contract.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the first quarter of 2009, one of the cash flow hedges of interest payments on the Company’s variable rate debt previously designated to qualify for hedge accounting ceased to be highly effective. As such, the Company did not apply hedge accounting to the discontinued hedge during the first quarter of 2009 and discontinued prospective hedge accounting for the affected derivatives with a notional balance of $1.5 billion. During the second quarter of 2009, the Company made an election with respect to the duration of the variable LIBOR interest rate payments it was hedging which was inconsistent with the original hedge strategy documented in the accounting designation. Accordingly, the Company had to de-designate the affected interest rate swaps, with $2 billion notional amount, from receiving hedge accounting. The Company was able to re-designate prospectively an interest rate swap with a notional amount of $500 million to continue to receive hedge accounting treatment; however, the other interest rate swaps with $1.5 billion notional amount no longer met the criteria to qualify for hedge accounting primarily due to the significant “off-market” value of the swaps and will not be receiving hedge accounting treatment prospectively. While the derivatives no longer qualify for hedge accounting, they continue to be effective economically in eliminating the variability in interest rate payments on the corresponding portion of the Company’s variable rate debt.

As of September 30, 2009, the notional amount of the foreign exchange rate collar was approximately 90 million Philippine pesos ($1.9 million). The notional amount of the cross-currency swaps was 91.1 million euro (approximately $133.8 million). The notional amount of the interest rate swaps that no longer qualify for hedge accounting was $3.0 billion.

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

DERIVATIVES THAT QUALIFY FOR HEDGE ACCOUNTING

Hedge of a Net Investment in a Foreign Operation

As of September 30, 2009, the Company had a cross currency swap that was designated as a hedge of net investments in foreign operations. Since the existing derivative instrument was not at zero fair value at the time of designation, the hedging relationship creates some ineffectiveness which is recognized immediately in the Consolidated Statements of Operations. The effective portion of the change in fair value of the cross currency swap is recognized in the Consolidated Statement of Equity. As of September 30, 2009, the aggregate notional amount of the cross currency swap was 115.0 million Australian dollars (approximately $99.8 million).

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Balance Sheets or in the Consolidated Statements of Operations, see the tabular information presented below.

Cash Flow Hedges

As of September 30, 2009, the Company had interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $4.5 billion of the approximate $12.7 billion variable rate senior secured term loan. As discussed above, the Company had additional interest rate swaps with notional amounts totaling $3 billion that ceased to qualify for hedge accounting during the first and second quarters of 2009. The Company also had basis rate swaps that modify the variable rates on $4.0 billion of the $7.5 billion interest rate swaps and that lower the fixed interest rates on those interest rate swaps. The basis swaps pay interest at rates equal to three-month-LIBOR and receive interest at rates equal to one-month-LIBOR plus a fixed spread. An additional basis swap with a notional amount of $2.0 billion expired on June 24, 2009 and all other basis swaps with a combined notional amount of $4.0 billion expire on September 24, 2010. The Company pays interest on its senior secured term loan facility based on the one-month-LIBOR interest rate index to match the terms of the basis swaps. Ineffectiveness associated with these hedges is recognized immediately in the Consolidated Statements of Operations.

At September 30, 2009, the maximum length of time over which the Company is hedging its exposure is approximately 3 years. The effective portion of changes in fair value of the cash flow hedges is recorded temporarily in the Consolidated Statement of Equity as a component of OCI and then recognized in the Consolidated Statements of Operations in the same period or periods during which the payment of variable interest associated with the floating rate debt is recorded in earnings. Any ineffective portions of changes in fair value are recognized in the Consolidated Statements of Operations during the period of change. The Company follows the hypothetical derivative method to measure hedge ineffectiveness. A $3.0 million loss and a $6.8 million loss associated with ineffectiveness were recognized in earnings during the three and nine months ended September 30, 2009, respectively, related to the cash flow hedges mostly due to the hedges being off-market at the time of designation. The amount of losses in OCI related to the hedged transactions as of September 30, 2009 that is expected to be reclassified into the Consolidated Statements of Operations within the next 12 months is approximately $158 million.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Balance Sheets or in the Consolidated Statements of Operations, see the tabular information presented below.

FAIR VALUE OF DERIVATIVE INSTRUMENTS

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of September 30, 2009
	Derivative Assets		Derivative Liabilities
(in millions)	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contracts	—		$(336.2)	Other long-term liabilities and Other current liabilities
Foreign exchange contracts	—		(8.5)	Other long-term liabilities

Total derivatives designated as hedging instruments	—		(344.7)

Derivatives not designated as hedging instruments
Interest rate contracts	—		(174.2)	Other long-term liabilities and Other current liabilities
Foreign exchange contracts	—		(4.8)	Other long-term liabilities

Total derivatives not designated as hedging instruments	—		(179.0)

Total Derivatives	—		$(523.7)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of December 31, 2008
(in millions)	Derivative Assets		Derivative Liabilities
	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contracts	—		$(598.8)	Other long-term liabilities and Other current liabilities
Foreign exchange contracts	$8.9	Other long- term assets	—

Total derivatives designated as hedging instruments	8.9		(598.8)

Derivatives not designated as hedging instruments
Foreign exchange contracts	2.8	Other long- term assets	(2.5)	Other long-term liabilities

Total derivatives not designated as hedging instruments	2.8		(2.5)

Total Derivatives	$11.7		$(601.3)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

For the three months ended September 30, 2009

(in millions, pretax)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in cash flow hedging relationships
Interest rate contracts	$(41.4)	$(39.5)	Interest expense	$(3.0)	Other income (expense)
Derivatives in net investment hedging relationships
Foreign exchange contracts	$(6.6)	—		$0.8	Other income (expense)

	Amount of Gain or (Loss) Recognized in Income on Derivative	Location of Gain or (Loss) recognized in Income on Derivative
Derivatives not designated as hedging instruments
Interest rate contracts	$(40.3)	Other income (expense)
Foreign exchange contracts	$(5.3)	Other income (expense)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

For the nine months ended September 30, 2009

(in millions, pretax)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in cash flow hedging relationships
Interest rate contracts	$24.2	$(91.9)	Interest expense	$(6.8)	Other income (expense)

Derivatives in net investment hedging relationships
Foreign exchange contracts	$(18.9)	—		$0.7	Other income (expense)

	Amount of Gain or (Loss) Recognized in Income on Derivative	Location of Gain or (Loss) recognized in Income on Derivative
Derivatives not designated as hedging instruments
Interest rate contracts	$(42.2)	Other income (expense)
Foreign exchange contracts	$(6.4)	Other income (expense)

ACCUMULATED DERIVATIVE GAINS AND LOSSES

The following table summarizes activity in other comprehensive loss for the nine months ended September 30, 2009 related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company (in millions, after tax):

Nine months ended September 30, 2009
Accumulated loss included in other comprehensive loss at beginning of the period	$(339.6)
Less: Reclassifications into earnings from other comprehensive loss	57.6

(282.0)
Net gains in fair value of derivatives (a)	4.2

Accumulated loss included in other comprehensive loss at end of the period	$(277.8)

(a)	Gains and losses are included in unrealized (losses) gains on hedging activities and in foreign currency translation adjustment on the Consolidated Statement of Equity.

Note 13: Supplemental Guarantor Condensed Consolidating Financial Statements

FDC’s publicly tradable 9.875% senior notes, 10.55% senior PIK notes and 11.25% senior subordinated notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). None of the other subsidiaries of FDC, either direct or indirect, guarantee

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the senior publicly tradable notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured revolving credit facility and senior secured term loan facility, senior unsecured cash-pay notes, senior unsecured PIK notes due 2015 and senior subordinated unsecured notes. The publicly tradable 9.875% senior note guarantees are unsecured and rank senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The publicly tradable 9.875% senior note guarantees rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries.

The following tables present the results of operations, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the three and nine months ended September 30, 2009 and 2008, and as of September 30, 2009 and December 31, 2008 to arrive at the information for FDC on a consolidated basis.

(in millions)	Three months ended September 30, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$986.1	$582.2	$(28.5)	$1,539.8
Investment income, net	—	1.2	(5.7)	—	(4.5)
Product sales and other	—	119.9	79.3	(10.8)	188.4
Reimbursable debit network fees, postage and other	—	508.2	227.9	(16.6)	719.5

	—	1,615.4	883.7	(55.9)	2,443.2

Expenses:
Cost of services (exclusive of items shown below)	—	509.8	275.8	(28.5)	757.1
Cost of products sold	—	61.7	30.0	(10.8)	80.9
Selling, general and administrative	52.1	212.3	113.1	—	377.5
Reimbursable debit network fees, postage and other	—	508.2	227.9	(16.6)	719.5
Depreciation and amortization	1.4	249.5	121.1	—	372.0
Other operating expenses:
Restructuring, net	—	7.2	3.7	—	10.9
Impairments	—	—	7.7	—	7.7

	53.5	1,548.7	779.3	(55.9)	2,325.6

Operating (loss) profit	(53.5)	66.7	104.4	—	117.6

Interest income	0.4	0.1	2.7	—	3.2
Interest expense	(440.9)	(1.7)	(4.9)	—	(447.5)
Interest (expense) income from intercompany notes	(32.8)	23.0	9.8	—	—
Other income (expense)	(98.6)	(0.8)	14.9	—	(84.5)
Equity earnings (losses) from consolidated subsidiaries	137.5	16.3	—	(153.8)	—

	(434.4)	36.9	22.5	(153.8)	(528.8)

(Loss) income before income taxes and equity earnings in affiliates	(487.9)	103.6	126.9	(153.8)	(411.2)
Income tax (benefit) expense	(199.0)	57.7	9.9	—	(131.4)
Equity earnings in affiliates	—	27.5	0.6	(1.3)	26.8

Net (loss) income	(288.9)	73.4	117.6	(155.1)	(253.0)
Less: Net income attributable to noncontrolling interests	—	—	3.0	32.9	35.9

Net (loss) income attributable to First Data Corporation	$(288.9)	$73.4	$114.6	$(188.0)	$(288.9)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Nine months ended September 30, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$3,092.5	$1,156.3	$(30.7)	$4,218.1
Investment income, net	—	5.2	(4.9)	—	0.3
Product sales and other	—	375.0	210.7	(17.1)	568.6
Reimbursable debit network fees, postage and other	—	1,705.5	252.1	(16.6)	1,941.0

	—	5,178.2	1,614.2	(64.4)	6,728.0

Expenses:
Cost of services (exclusive of items shown below)	—	1,574.2	601.0	(30.7)	2,144.5
Cost of products sold	—	171.3	70.4	(17.1)	224.6
Selling, general and administrative	158.6	605.0	271.6	—	1,035.2
Reimbursable debit network fees, postage and other	—	1,705.5	252.1	(16.6)	1,941.0
Depreciation and amortization	4.0	814.1	249.0	—	1,067.1
Other operating expenses:
Restructuring, net	0.9	32.9	10.6	—	44.4
Impairments	—	—	7.7	—	7.7
Litigation and regulatory settlements	(2.7)	—	—	—	(2.7)

	160.8	4,903.0	1,462.4	(64.4)	6,461.8

Operating (loss) profit	(160.8)	275.2	151.8	—	266.2

Interest income	3.2	0.4	6.0	—	9.6
Interest expense	(1,326.0)	(5.8)	(13.5)	—	(1,345.3)
Interest (expense) income from intercompany notes	(102.0)	73.6	28.4	—	—
Other income (expense)	(90.8)	2.2	23.8	—	(64.8)
Equity earnings (losses) from consolidated subsidiaries	357.5	(4.1)	—	(353.4)	—

	(1,158.1)	66.3	44.7	(353.4)	(1,400.5)

(Loss) income before income taxes and equity earnings in affiliates	(1,318.9)	341.5	196.5	(353.4)	(1,134.3)
Income tax (benefit) expense	(602.8)	170.1	43.7	—	(389.0)
Equity earnings in affiliates	—	72.6	(0.5)	(1.3)	70.8

Net (loss) income	(716.1)	244.0	152.3	(354.7)	(674.5)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.1)	8.8	32.9	41.6

Net (loss) income attributable to First Data Corporation	$(716.1)	$244.1	$143.5	$(387.6)	$(716.1)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended September 30, 2008
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$0.8	$1,009.6	$451.5	$—	$1,461.9
Investment income, net	—	5.7	(30.2)	—	(24.5)
Product sales and other	—	135.4	87.1	(6.9)	215.6
Reimbursable debit network fees, postage and other	—	484.3	26.7	—	511.0

	0.8	1,635.0	535.1	(6.9)	2,164.0

Expenses:
Cost of services (exclusive of items shown below)	—	522.2	200.1	—	722.3
Cost of products sold	—	52.6	31.4	(6.9)	77.1
Selling, general and administrative	58.4	184.9	101.9	—	345.2
Reimbursable debit network fees, postage and other	—	484.3	26.7	—	511.0
Depreciation and amortization	1.5	245.0	92.4	—	338.9
Other operating expenses:
Restructuring, net	—	16.0	—	—	16.0
Impairments	—	—	29.6	—	29.6

	59.9	1,505.0	482.1	(6.9)	2,040.1

Operating (loss) profit	(59.1)	130.0	53.0	—	123.9

Interest income	1.8	0.7	3.4	—	5.9
Interest expense	(489.8)	(2.0)	(5.9)	—	(497.7)
Interest (expense) income from intercompany notes	(26.3)	20.1	6.2	—	—
Other income (expense)	62.4	—	8.1	—	70.5
Equity earnings from consolidated subsidiaries	134.0	17.7	—	(151.7)	—

	(317.9)	36.5	11.8	(151.7)	(421.3)

(Loss) income before income taxes and equity earnings in affiliates	(377.0)	166.5	64.8	(151.7)	(297.4)
Income tax (benefit) expense	(206.9)	74.9	(13.5)	—	(145.5)
Equity earnings in affiliates	5.7	26.1	3.2	—	35.0

Net (loss) income	(164.4)	117.7	81.5	(151.7)	(116.9)
Less: Net income attributable to noncontrolling interests	—	0.2	47.3	—	47.5

Net (loss) income attributable to First Data Corporation	$(164.4)	$117.5	$34.2	$(151.7)	$(164.4)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine months ended September 30, 2008
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$2.3	$2,971.4	$1,311.6	$—	$4,285.3
Investment income, net	—	20.7	46.6	—	67.3
Product sales and other	—	410.1	251.0	(19.5)	641.6
Reimbursable debit network fees, postage and other	—	1,424.9	75.7	—	1,500.6

	2.3	4,827.1	1,684.9	(19.5)	6,494.8

Expenses:
Cost of services (exclusive of items shown below)	—	1,495.2	657.7	—	2,152.9
Cost of products sold	—	156.0	94.9	(19.5)	231.4
Selling, general and administrative	172.5	577.4	290.4	—	1,040.3
Reimbursable debit network fees, postage and other	—	1,424.9	75.7	—	1,500.6
Depreciation and amortization	4.4	725.1	267.3	—	996.8
Other operating expenses:
Restructuring, net	—	16.0	(0.1)	—	15.9
Impairments	—	—	29.6	—	29.6

	176.9	4,394.6	1,415.5	(19.5)	5,967.5

Operating (loss) profit	(174.6)	432.5	269.4	—	527.3

Interest income	7.8	2.5	11.2	—	21.5
Interest expense	(1,442.9)	(5.2)	(18.4)	—	(1,466.5)
Interest (expense) income from intercompany notes	(79.0)	61.4	17.6	—	—
Other income (expense)	(7.6)	0.5	40.8	—	33.7
Equity earnings from consolidated subsidiaries	514.8	53.3	—	(568.1)	—

	(1,006.9)	112.5	51.2	(568.1)	(1,411.3)

(Loss) income before income taxes and equity earnings in affiliates	(1,181.5)	545.0	320.6	(568.1)	(884.0)
Income tax (benefit) expense	(619.8)	242.1	32.3	—	(345.4)
Equity earnings in affiliates	15.0	85.8	7.9	—	108.7

Net (loss) income	(546.7)	388.7	296.2	(568.1)	(429.9)
Less: Net income attributable to noncontrolling interests	—	0.6	116.2	—	116.8

Net (loss) income attributable to First Data Corporation	$(546.7)	$388.1	$180.0	$(568.1)	$(546.7)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	September 30, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18.7	$18.1	$553.4	—	$590.2
Accounts receivable, net of allowance for doubtful accounts	18.6	1,445.9	987.5	—	2,452.0
Settlement assets (1)	—	2,935.7	4,723.9	—	7,659.6
Other current assets	94.7	263.9	83.3	—	441.9

Total current assets	132.0	4,663.6	6,348.1	—	11,143.7

Property and equipment, net of accumulated depreciation	28.0	692.3	361.0	—	1,081.3
Goodwill	—	9,178.2	8,091.9	—	17,270.1
Customer relationships, net of accumulated amortization	—	3,408.3	2,806.6	—	6,214.9
Other intangibles, net of accumulated amortization	606.1	813.0	787.4	—	2,206.5
Investment in affiliates	—	1,378.8	36.3	$(130.0)	1,285.1
Long-term settlement assets (1)	—	—	471.0	—	471.0
Other long-term assets	581.7	225.5	67.9	—	875.1
Investment in consolidated subsidiaries	28,801.8	5,252.1	—	(34,053.9)	—

Total assets	$30,149.6	$25,611.8	$18,970.2	$(34,183.9)	$40,547.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$0.7	$88.7	$83.2	—	$172.6
Short-term and current portion of long-term borrowings	285.7	36.7	119.8	—	442.2
Settlement obligations (1)	—	2,935.7	5,239.9	—	8,175.6
Other current liabilities	123.1	516.9	541.9	—	1,181.9

Total current liabilities	409.5	3,578.0	5,984.8	—	9,972.3

Long-term borrowings	22,206.4	54.7	108.8	—	22,369.9
Deferred long-term tax (assets) liabilities	(792.0)	1,934.7	137.3	—	1,280.0
Intercompany payable (receivable)	3,758.0	(2,836.6)	(921.4)	—	—
Intercompany notes	1,518.8	(1,064.8)	(454.0)	—	—
Other long-term liabilities	1,126.3	131.6	42.0	—	1,299.9

Total liabilities	28,227.0	1,797.6	4,897.5	—	34,922.1

Redeemable common stock	—	—	325.0	$(325.0)	—
Redeemable noncontrolling interests	—	—	—	195.0	195.0

First Data Corporation stockholder’s equity	1,922.6	23,814.2	6,633.0	(30,447.2)	1,922.6

Noncontrolling interests	—	—	32.8	3,475.2	3,508.0
Equity of consolidated alliance	—	—	7,081.9	(7,081.9)	—

Total equity	1,922.6	23,814.2	13,747.7	(34,053.9)	5,430.6

Total liabilities and equity	$30,149.6	$25,611.8	$18,970.2	$(34,183.9)	$40,547.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	December 31, 2008
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10.5	$38.9	$356.9	—	$406.3
Accounts receivable, net of allowance for doubtful accounts	14.3	1,799.5	823.4	—	2,637.2
Settlement assets (1)	—	4,138.3	3,791.9	—	7,930.2
Other current assets	73.3	259.1	87.4	—	419.8

Total current assets	98.1	6,235.8	5,059.6	—	11,393.5

Property and equipment, net of accumulated depreciation	26.0	731.2	330.6	—	1,087.8
Goodwill	—	11,548.5	3,312.7	—	14,861.2
Customer relationships, net of accumulated amortization	—	4,822.7	1,164.9	—	5,987.6
Other intangibles, net of accumulated amortization	605.9	887.6	422.1	—	1,915.6
Investment in affiliates	—	1,190.0	69.6	—	1,259.6
Long-term settlement assets (1)	—	—	732.7	—	732.7
Other long-term assets	656.3	233.3	48.5	—	938.1
Investment in consolidated subsidiaries	27,946.7	1,691.8	—	$(29,638.5)	—

Total assets	$29,333.0	$27,340.9	$11,140.7	$(29,638.5)	$38,176.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$83.3	$103.2	—	$186.5
Short-term and current portion of long-term borrowings	157.4	31.7	308.2	—	497.3
Settlement obligations (1)	—	4,138.3	4,542.3	—	8,680.6
Other current liabilities	371.7	737.8	304.1	—	1,413.6

Total current liabilities	529.1	4,991.1	5,257.8	—	10,778.0

Long-term borrowings	21,934.4	43.8	97.0	—	22,075.2
Long-term deferred tax (assets) liabilities	(626.3)	2,181.0	93.5	—	1,648.2
Intercompany payable (receivable)	2,347.6	(1,760.1)	(587.5)	—	—
Intercompany notes	1,613.5	(1,201.1)	(412.4)	—	—
Other long-term liabilities	1,156.8	96.0	19.6	—	1,272.4

Total liabilities	26,955.1	4,350.7	4,468.0	—	35,773.8

First Data Corporation stockholder’s equity	2,377.9	22,990.2	6,648.3	$(29,638.5)	2,377.9

Noncontrolling interests	—	—	24.4	—	24.4

Total equity	2,377.9	22,990.2	6,672.7	(29,638.5)	2,402.3

Total liabilities and equity	$29,333.0	$27,340.9	$11,140.7	$(29,638.5)	$38,176.1

(1)

The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Nine months ended September 30, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Cash and cash equivalents at beginning of period	$10.5	$38.9	$356.9	$—	$406.3

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(716.1)	244.0	152.3	(354.7)	(674.5)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	4.0	879.3	256.1	—	1,139.4
Charges (gains) related to other operating expenses and other income (expense)	88.5	30.7	(5.5)	—	113.7
Other non-cash and non-operating items, net	(5.1)	(37.8)	(1.1)	354.7	310.7
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(879.8)	601.6	(45.7)	—	(323.9)

Net cash (used in) provided by operating activities	(1,508.5)	1,717.8	356.1	—	565.4

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(139.4)	(4.2)	128.7	(14.9)
Payments related to other businesses previously acquired	—	(14.6)	(0.1)	—	(14.7)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	6.9	—	6.9
Payments for additions to property and equipment	(5.2)	(54.5)	(77.9)	—	(137.6)
Proceeds from sale of property and equipment	—	1.3	22.3	—	23.6
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.6)	(94.3)	(29.3)	—	(125.2)
Proceeds from the sale of marketable securities	1.5	0.2	0.1	—	1.8
Other investing activities	(4.9)	(27.5)	(15.4)	—	(47.8)

Net cash (used in) provided by investing activities	(10.2)	(328.8)	(97.6)	128.7	(307.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	114.7	—	(194.3)	—	(79.6)
Principal payments on long-term debt	(132.0)	(32.4)	(20.3)	—	(184.7)
Contributions from noncontrolling interests	—	—	—	193.0	193.0
Proceeds from issuance of common stock	—	—	321.7	(321.7)	—
Distributions and dividends paid to noncontrolling interests	—	—	(7.2)	—	(7.2)
Intercompany	1,544.2	(1,376.5)	(167.7)	—	—

Net cash provided by (used in) financing activities	1,526.9	(1,408.9)	(67.8)	(128.7)	(78.5)

Effect of exchange rate changes on cash and cash equivalents	—	(0.9)	5.8	—	4.9

Change in cash and cash equivalents	8.2	(20.8)	196.5	—	183.9

Cash and cash equivalents at end of period	$18.7	$18.1	$553.4	$—	$590.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Nine months ended September 30, 2008
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Cash and cash equivalents at beginning of period	$60.6	$60.7	$485.2	—	$606.5

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(546.7)	388.7	296.2	(568.1)	(429.9)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	29.4	861.7	266.5	—	1,157.6
Charges (gains) related to other operating expenses and other income (expense)	4.6	15.5	(11.3)	—	8.8
Other non-cash and non-operating items, net	(334.1)	(233.3)	(10.7)	568.1	(10.0)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(620.2)	375.1	61.6	—	(183.5)

Net cash (used in) provided by operating activities	(1,467.0)	1,407.7	602.3	—	543.0

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(2.0)	(185.3)	—	(187.3)
Payments related to other businesses previously acquired	2.3	(19.0)	(0.4)	—	(17.1)
Proceeds from dispositions, net of expenses paid	—	29.0	17.0	—	46.0
Additions to property and equipment, net	(3.1)	(111.1)	(74.9)	—	(189.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.3)	(81.1)	(36.3)	—	(118.7)
Proceeds from the sale of marketable securities	—	0.5	52.1	—	52.6
Other investing activities	(62.4)	3.5	6.9	—	(52.0)

Net cash used in investing activities	(64.5)	(180.2)	(220.9)	—	(465.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	246.8	—	(138.9)	—	107.9
Proceeds from issuance of long-term debt	68.1	—	—	—	68.1
Principal payments on long-term debt	(200.8)	(21.9)	(23.7)	—	(246.4)
Distributions and dividends paid to noncontrolling interests	—	—	(115.3)	—	(115.3)
Purchase of noncontrolling interests	(17.6)	(60.8)	—	—	(78.4)
Capital contributed by Parent	126.8	—	—	—	126.8
Excess tax benefit from share-based payment arrangement	46.8	—	—	—	46.8
Cash dividends	(1.8)	—	—	—	(1.8)
Intercompany	1,259.8	(1,185.4)	(74.4)	—	—

Net cash provided by (used in) financing activities	1,528.1	(1,268.1)	(352.3)	—	(92.3)

Effect of exchange rate changes on cash and cash equivalents	—	30.8	(43.5)	—	(12.7)

Change in cash and cash equivalents	(3.4)	(9.8)	(14.4)	—	(27.6)

Cash and cash equivalents at end of period	$57.2	$50.9	$470.8	—	$578.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Data Corporation (“FDC” or “the Company”), with global headquarters and principal executive offices in Atlanta, Georgia, and a principal administrative office in Greenwood Village, Colorado, operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; prepaid card services; official check issuance; and check verification, settlement and guarantee services.

Segment Realignment

Effective January 1, 2009, the Company’s Chief Executive Officer began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. The Company now operates in four business segments: Retail and Alliance Services, Financial Services, International and Integrated Payment Systems (“IPS”). The most significant changes were check verification, settlement and guarantee services moving from the Financial Services segment into the Retail and Alliance Services segment as well as the Prepaid Services segment moving into the Retail and Alliance Services segment. A summary of the new segments follows:

•

The Retail and Alliance Services segment is comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards and checks. The segment’s merchant processing and acquiring services include authorization, transaction capture, settlement, chargeback handling and internet-based transaction processing. Retail and Alliance Services also provides point-of-sale (“POS”) solutions and other equipment necessary to capture merchant transactions. A majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover). In addition, Retail and Alliance Services provides check verification, settlement and guarantee services and a wide range of open and closed loop stored-value products and processing services. The segment’s largest components of revenue consist of discount fees charged to merchants, processing fees due from alliance partners, selling and leasing of POS devices and fees for check verification, settlement and guarantee services.

•

The Financial Services segment provides issuer card and network solutions and payment management solutions for recurring bill payments. Financial Services also offers services to improve customer communications, billing, online banking and consumer bill payment. Issuer card and network solutions includes credit, retail and debit card processing, debit network services (including the STAR Network), and output services for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting and network switching.

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

•

The IPS segment is principally comprised of operations that deal in the issuance of official checks which are sold by agents that are financial institutions. Official checks serve as an alternative to a bank’s own items such as cashiers or bank checks. Revenue is principally earned on invested funds which are pending settlement. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., which is licensed to offer payment instrument and money transmitter services that fall under state and federal regulations. This segment is in the process of winding down its official check and money order businesses. IPS also offers payment processing services, and such other services will continue after the wind down of the official check and money order businesses. On October 1, 2009, IPS assigned and transferred to The Western Union Company (“Western Union”), among other things, certain assets and equipment used by IPS to issue retail money orders and approximately $860 million of cash to satisfy all outstanding retail money orders. As of the closing date noted above, Western Union assumed IPS’s role as issuer of the retail money orders.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Summary

The following financial summary presents information for the three and nine months ended September 30, 2009 and the comparable periods in 2008. The results for all the segments exclude Reimbursable debit network fees, postage and other and the Retail and Alliance Services segment is presented using a proportionate consolidation method and netting of Independent Sales Organization commissions expense against revenue. See “Segment Results” below for more discussion. The segment adjustments noted above did not have an impact on the consolidated results of the Company.

	Three months ended September 30,
(in millions)	2009	2008	Percentage Change
Total consolidated revenues	$2,443.2	$2,164.0	13%
Total consolidated operating profit	$117.6	$123.9	(5)%
Retail and Alliance Services segment revenue	$796.7	$833.0	(4)%
Financial Services segment revenue	$339.3	$380.3	(11)%
International segment revenue	$414.6	$462.3	(10)%

	Nine months ended September 30,
(in millions)	2009	2008	Percentage Change
Total consolidated revenues	$6,728.0	$6,494.8	4%
Total consolidated operating profit	$266.2	$527.3	(50)%
Retail and Alliance Services segment revenue	$2,243.3	$2,457.4	(9)%
Financial Services segment revenue	$1,089.9	$1,138.3	(4)%
International segment revenue	$1,145.6	$1,316.5	(13)%

Banc of America Merchant Services, LLC

Transaction

On June 26, 2009, Bank of America N.A. (“BofA”) and the Company, together with Rockmount Investments, LLC (“Rockmount”), an investment vehicle controlled by a third-party investor, formed a new company, Banc of America Merchant Services, LLC (“BAMS”). BAMS provides clients with a comprehensive suite of acquiring and processing payment products for credit and debit cards as well as merchant loyalty, prepaid, check and e-commerce solutions.

The Company owns a 48.45% direct voting interest in BAMS and BofA owns a 46.55% direct voting interest. The remaining stake in BAMS is a 5% non-voting interest held by Rockmount. The Company owns a 40% noncontrolling interest in Rockmount. The Company’s 48.45% direct voting interest in BAMS, together with its control of the management committee, which governs BAMS, provides the Company with a controlling financial interest in BAMS under the applicable accounting standards and rules and thus BAMS is consolidated by the Company and reported in its Retail and Alliance Services segment. BofA’s 46.55% interest in BAMS is presented as a noncontrolling interest component of total equity.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The formation of BAMS was accounted for by the Company as a sale of a noncontrolling interest in a subsidiary and a purchase business combination. As of September 30, 2009, the Company has not recorded a gain or loss on the transaction due to the preliminary nature of the valuations and allocation of the Company’s assets to BAMS. Additionally, the assets comprising the most significant portion of the Company’s contribution were recently adjusted to fair value in the fourth quarter 2008 in connection with the November 1, 2008 termination of the Chase Paymentech Solutions alliance. Upon finalization of such valuations and allocations, the Company may record a gain or loss through adjustments to additional paid in capital and noncontrolling interest. The Company does not currently anticipate such adjustments to be material.

In comparing 2009 to 2008 in the “Consolidated Results” below, the impact of the BAMS joint venture will be quantified based on the contribution made by BofA as the assets contributed by the Company will continue to be discussed as part of the termination of the Chase Paymentech Solutions alliance.

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

Chase Paymentech Solutions and Wells Fargo Merchant Services

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance joint venture, Chase Paymentech SolutionsTM (“CPS”), which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the joint venture. The new domestic owned and managed business is being operated as part of the Company’s Retail and Alliance Services segment. The Company continues to provide transaction processing and related services for certain merchants of the joint venture that were allocated to JPMorgan Chase but are resident on the Company’s processing platforms. The Company historically accounted for its minority interest in the joint venture under the equity method of accounting. Since November 1, 2008, the portion of CPS business received by the Company in the separation is reflected on a consolidated basis throughout the financial statements. In the three and nine months ended September 30, 2008, CPS comprised the vast majority of the “Equity earnings in affiliates” and the processing and other fees noted in footnote (a) on the face of the Consolidated Statements of Operations. As noted under “Banc of America Merchant Services, LLC” above, the majority of the assets received by the Company from the termination of CPS were contributed to BAMS effective June 26, 2009.

On December 31, 2008, the Company and Wells Fargo & Company (“WFB”) extended their merchant alliance joint venture, Wells Fargo Merchant Services, LLC (“WFMS”) for five years beyond its previously contracted termination date through December 31, 2014. In connection with the agreement to extend WFMS, the Company sold 12.5% of the membership interests to WFB. This resulted in the Company and WFB owning 40% and 60% of WFMS, respectively, as of December 31, 2008. As a result of the transaction, the Company deconsolidated the WFMS balance sheet and is reflecting its remaining ownership interest as an equity method investment. In 2009, the Company’s share of WFMS’s earnings is reflected in the “Equity earnings in affiliates” line in the Consolidated Statements of Operations and therefore consolidated revenues and expenses decreased in 2009 compared to 2008. In the three and nine months ended September 30, 2009, WFMS comprised the majority of the “Equity earnings in affiliates” and the processing and other fees noted in footnote (a) on the face of the Consolidated Statements of Operations.

In comparing 2009 to 2008, the net impact of the termination of CPS and the deconsolidation of WFMS were offsetting in nature but resulted in net increases in consolidated revenues and expenses and net decreases in “Equity earnings in affiliates” due to the relative greater significance of CPS related balances. Net income (loss) attributable to the Company was negatively impacted in 2009 compared to 2008 as the result of the WFMS membership interest sale referred to above but was otherwise largely unaffected by the structural changes. The combined impact of these transactions is referred to as “the net impact of the CPS and WFMS alliance transactions” in the “Consolidated Results” discussion below.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Other

On June 30, 2009, the Company extended its merchant acquiring joint venture with The PNC Financial Services Group (“PNC”) for an additional eight years which now includes National City Corporation merchant referrals. The Company also contributed $28 million into the joint venture as part of the agreement. In addition, the Company renewed and expanded its agreement for transaction processing services with PNC which will include additional PIN-debit and ATM processing PNC gained through its acquisition of National City Corporation.

Economic Conditions

General economic conditions in the U.S. and other areas of the world weakened in the second half of 2008 with a dramatic acceleration in the fourth quarter which generally continued through 2009. Many of the Company’s businesses rely in part on the number and size of consumer transactions which have been challenged by a weakened U.S. and world economy and difficult credit markets. Broad slowdowns in consumer spending had a material impact on the first nine months of 2009 revenues and profits. The Company experienced increased credit losses during the first nine months of 2009 compared to the same period in 2008 resulting from a higher level of merchant failures and bankruptcy filings generally attributable to challenges in the current economic environment. In addition, the Company’s revenues and operating profit during the first nine months of 2009 as compared to the same period in 2008 were adversely impacted by decreases in the average ticket size of signature based transactions, consumer spending shifting to large discount merchants from local and regional merchants and shifts to personal identification number (“PIN”) debit card transactions from credit card transactions. Also as a result of the current economic conditions in the U.S., credit card issuers have been reducing credit limits and closing accounts and are more selective with regard to whom they issue credit cards. This reduction in the number of accounts and account activity adversely impacted Financial Services segment results during the three and nine months ended September 30, 2009 as discussed below. A continuation of the economic slowdown could adversely impact future revenues and profits of the Company.

The Company’s source of liquidity is principally cash generated from operating activities, supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The economic downturn is expected to have at least a near-term impact on the capital resources provided by operating activities. The Company utilized a small portion of the revolving credit facility during the nine months ended September 30, 2009 on a short-term basis due to timing of expenditures and funding requirements.

In addition to the current economic conditions, there is also volatility in the credit and capital markets which could adversely impact the Company’s results of operations due to the potential for additional investment losses and investment impairments. Investment impairments and losses recorded during the nine months ended September 30, 2009 were not material.

Adoption of New Accounting Guidance

The Company adopted new accounting guidance effective January 1, 2009 which requires that earnings attributed to noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense. The Company’s Consolidated Statement of Operations for 2008 has been revised to conform to the presentation requirements of the new guidance. In addition, presentation of transactions related to noncontrolling interests in the Company’s Consolidated Statement of Cash Flows in 2008 has been revised to reclassify such items from “Cash Flows from Operating Activities” and “Cash Flows from Investing Activities” to “Cash Flows from Financing Activities.”

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consolidated Results

	Three months ended September 30,				Change
(in millions)	2009	% of Total Revenue	2008	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$1,539.8	63%	$1,461.9	67%	$77.9	5%
Investment income, net	(4.5)	0%	(24.5)	(1)%	20.0	NM
Product sales and other	188.4	8%	215.6	10%	(27.2)	(13)%
Reimbursable debit network fees, postage and other	719.5	29%	511.0	24%	208.5	41%

	$2,443.2	100%	$2,164.0	100%	$279.2	13%

Expenses:
Cost of services (exclusive of items shown below)	$757.1	32%	$722.3	32%	$34.8	5%
Cost of products sold	80.9	3%	77.1	4%	3.8	5%
Selling, general and administrative	377.5	15%	345.2	16%	32.3	9%
Reimbursable debit network fees, postage and other	719.5	29%	511.0	24%	208.5	41%
Depreciation and amortization	372.0	15%	338.9	16%	33.1	10%
Other operating expenses, net	18.6	1%	45.6	2%	(27.0)	NM

	$2,325.6	95%	$2,040.1	94%	$285.5	14%

	Nine months ended September 30,				Change
(in millions)	2009	% of Total Revenue	2008	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$4,218.1	63%	$4,285.3	66%	$(67.2)	(2)%
Investment income, net	0.3	0%	67.3	1%	(67.0)	NM
Product sales and other	568.6	8%	641.6	10%	(73.0)	(11)%
Reimbursable debit network fees, postage and other	1,941.0	29%	1,500.6	23%	440.4	29%

	$6,728.0	100%	$6,494.8	100%	$233.2	4%

Expenses:
Cost of services (exclusive of items shown below)	$2,144.5	32%	$2,152.9	33%	$(8.4)	0%
Cost of products sold	224.6	3%	231.4	4%	(6.8)	(3)%
Selling, general and administrative	1,035.2	15%	1,040.3	16%	(5.1)	0%
Reimbursable debit network fees, postage and other	1,941.0	29%	1,500.6	23%	440.4	29%
Depreciation and amortization	1,067.1	16%	996.8	15%	70.3	7%
Other operating expenses, net	49.4	1%	45.5	1%	3.9	NM

	$6,461.8	96%	$5,967.5	92%	$494.3	8%

NM – Not Meaningful

The following provides highlights of revenue and expense growth while a more detailed discussion is included in the “Segment Results” section below:

Operating revenues overview

Transaction and processing service fees – Revenues increased for the three months ended September 30, 2009 compared to the same period in 2008 due mostly to the incremental impact of the BAMS joint venture and the net impact of the CPS and WFMS alliance transactions described above. These items benefited the growth rate by 9 and 3 percentage points, respectively. Growth of existing clients and new business also contributed to the increase in the three-month period while being partially offset by the impact of the weakened economy, price compression, lost business and the impact of foreign exchange rate movements. Revenues decreased for the nine months ended September 30, 2009 compared to the same period in 2008 due to the weakened economy, price compression, lost business and the impact of foreign exchange rate movements partially offset by an increase due to the incremental impact of the BAMS joint venture and the net impact of the CPS and WFMS alliance transactions. The impact of BAMS and the net impact of the CPS and WFMS alliance transactions benefited the growth rate by 3 and 3 percentage points, respectively. The nine-month period was also positively impacted by increases due to growth of existing clients and new business.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment income, net – Revenues improved for the three months ended September 30, 2009 compared to the same period in 2008 due to an investment impairment of $51.2 million taken in the third quarter of 2008 related to student loan auction rate securities (a substantial portion of this impairment was reversed through equity in 2009 upon the adoption of new accounting guidance). This improvement was partially offset by decreases due to lower market interest rates and a decrease in settlement portfolio balances (which also resulted in lower commissions that are netted against earnings on the investment portfolio in the IPS segment) caused by the wind-down of the official check and money order businesses. Revenues decreased for the nine months ended September 30, 2009 compared to the same period in 2008 due to the factors noted above with lower market interest rates and decreased portfolio balances having a more significant impact on the nine month period. Earnings from the official check and money order business were more than offset by commissions, some of which are not variable in nature, that are netted against earnings on the investment portfolio in the IPS segment. In addition, investment income earned on settlement assets associated with the merchant acquiring business decreased for both the three and nine-month periods due to lower market interest rates.

Product sales and other – Revenues decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due most significantly to decreases of approximately $26 million and $70 million, respectively, in royalty income reflected in All Other and Corporate. Also contributing to the decreases were declines resulting from divested businesses as well as declines in equipment and terminal sales primarily internationally partially offset by an increase in domestic terminal sales. Partially offsetting the decrease in the nine-month period was an increase due to contract termination fees recognized in the second quarter 2009 related to the termination of services by a customer in the Financial Services segment. The recognition of contract termination fees positively impacted the product sales and other revenue growth rate by 4 percentage points for the nine months ended September 30, 2009 compared to the same period in 2008.

Reimbursable debit network fees, postage and other – Revenues and expense increased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 most significantly due to the incremental impact of the BAMS joint venture and the net impact of the CPS and WFMS alliance transactions described above which benefited the reimbursable debit network fees, postage and other growth rates by 21 and 23 percentage points for the three months ended September 30, 2009 compared to the same period in 2008 and 7 and 22 percentage points for the nine-month period, respectively. Also contributing to the increase was continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks and an increase in postage rates. Partially offsetting these increases was a decrease in print and plastic volumes as a result of the termination of services discussed above as well as the reduction in the number of accounts and account activity due to current economic conditions. The termination of services impacted the reimbursable debit network fees, postage and other revenue growth rates by 4 and 3 percentage points for the three and nine months ended September 30, 2009 compared to the same periods in 2008, respectively.

Operating expenses overview

Cost of services – Expenses increased for the three months ended September 30, 2009 compared to the same period in 2008 due most significantly to the incremental impact of the BAMS joint venture. Also contributing to the increase were expenses related to platform consolidation, platform development and labor sourcing initiatives. Partially offsetting these increases was a decrease in employee related expenses as a result of lower incentive compensation which impacted the cost of services growth rates by less than 1 percentage point for the three-month period. Expenses decreased for the nine months ended September 30, 2009 compared to the same period in 2008 due most significantly to decreases in employee related expenses as a result of lower incentive compensation which impacted the cost of services growth rates by 1 percentage point for nine-month period. Offsetting these decreases were increases resulting from the factors discussed above. Cost of services, as a percentage of transaction and processing service fee revenue, remained flat for the three and nine months ended September 30, 2009 compared to the same periods in 2008 as a result of the items noted above.

Cost of products sold – Expenses increased during the three months ended September 30, 2009 compared to the same period in 2008 due mostly to an increase in domestic terminal costs due to the incremental impact of the BAMS joint venture and replacement of outdated terminals. Expenses decreased during the nine months ended September 30, 2009 compared to the same period in 2008 due principally to decreases in International equipment and terminal sales partially offset by the items noted above as well as increased credit losses due to a higher level of merchant failures and bankruptcy filings resulting from challenges in the current economic environment.

Selling, general and administrative – Expenses increased for the three months ended September 30, 2009 compared to the same period in 2008 due most significantly to an increase in expenses associated with payments to retail independent sales organizations (“ISO”) most significantly as a result of the portion of the CPS alliance received by the Company upon termination which impacted the selling,

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

general and administrative growth rates by 10 percentage points for the three-month period. Partially offsetting this increase were decreases as a result of foreign currency exchange rate movements, reductions in force and lower legal and professional fees related to the settlement of certain litigation in 2008. Expenses decreased for the nine months ended September 30, 2009 compared to same period in 2008 most significantly as a result of lower compensation expense as well as lower incentive compensation. Lower compensation expense and lower incentive compensation impacted the selling, general and administrative growth rate by 5 and 3 percentage points for the nine-month period, respectively. This decrease was mostly offset by an increase in ISO expense as noted above which impacted the growth rate for the nine-month period by 9 percentage points. Selling, general and administrative expenses, as a percentage of transaction and processing service fee revenue, increased for the three months ended and remained flat for the nine months ended September 30, 2009 compared to the same periods in 2008 as a result of the items noted above.

Depreciation and amortization – Expenses increased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due most significantly to the net impact of amortization associated with the CPS and WFMS alliance transactions and the BAMS joint venture noted above as well as an increase due to newly capitalized assets. In addition, amortization expense increased in the nine months ended September 30, 2009 compared to the 2008 period as a result of accelerated amortization recorded in second quarter 2009 related to intangible assets associated with the contract termination noted above. These increases were partially offset by less amortization in the current periods on certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in prior periods.

Other operating expenses, net

The Company recorded restructuring charges comprised of severance totaling $11.3 million and $51.5 million for the three and nine months ended September 30, 2009, respectively. The Company also recorded charges related to facility closures totaling $0.4 million during the first quarter 2009. The restructurings resulted in the termination of employees company wide totaling $2.5 million and $12.3 million in Retail and Alliance Services, $1.4 million and $9.9 million in Financial Services, $5.2 million and $20.5 million in International and $2.2 million and $8.4 million in All Other and Corporate for the three and nine months ended September 30, 2009, respectively. The restructurings in the first quarter 2009 resulted from the elimination of a select number of management and other positions as part of the Company’s cost saving initiatives. The second and third quarter 2009 restructurings resulted from similar actions as in the first quarter in the International segment and domestic restructurings resulted from site consolidations and the elimination of certain information technology positions. Cost savings initiatives are expected to continue into future periods resulting in additional restructuring charges. The Company estimates cost savings resulting from 2009 restructuring activities of approximately $43 million in 2009 and approximately $70 million on an annual basis. Partially offsetting the charges are reversals of 2009 and 2008 restructuring accruals of $0.4 million and $7.5 million during the three and nine months ended September 30, 2009, respectively, related to the Company’s change in strategy related to global labor sourcing initiatives as well as refining previously recorded estimates.

During the third quarter 2009, the Company recorded a charge of $7.7 million related to an intangible asset impairment within the International segment resulting from continuing and projected losses combined with a change in business strategy related to an existing business. This was reported in the “Impairments” line item of the Consolidated Statements of Operations.

During the third quarter 2008, the Company recorded a charge related to an asset impairment associated with the Company’s subsidiary, Peace Software (“Peace”). The impairment occurred because of the deterioration of profitability on existing business and Peace’s limited success in attracting new clients. This resulted in the Company recording an impairment of $29.6 million of the goodwill and intangible assets associated with this business which was reported in the “Impairments” line item of the Consolidated Statements of Operations. The Company sold Peace in October 2008.

Interest expense

Interest expense decreased for the three and nine months ended September 30, 2009 compared to the same period in 2008 due to lower average interest rates on variable rate debt in 2009 partially offset by higher average balances. The nine-month period was further impacted by higher interest rates on the Company’s senior unsecured debt in 2009 as the result of amendments to such debt in June 2008. Both the three and nine-month periods were also impacted by interest rate swaps that no longer qualified for hedge accounting beginning in 2009 the impact of which is recorded in the “other income (expense) line item of the Consolidated Statements of Operations.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Other income (expense)

	Three months ended September 30,
(in millions)	2009	2008
Investment gains and (losses)	$1.6	$(2.7)
Derivative financial instruments (losses) and gains	(47.8)	9.1
Divestitures, net	(19.6)	0.1
Non-operating foreign currency (losses) and gains	(18.7)	64.0

Other income (expense)	$(84.5)	$70.5

	Nine months ended September 30,
(in millions)	2009	2008
Investment gains	$0.9	$19.4
Derivative financial instruments (losses) and gains	(54.7)	5.7
Divestitures, net	(20.5)	0.1
Non-operating foreign currency gains	4.0	8.5
Other	5.5	—

Other income (expense)	$(64.8)	$33.7

Investment gains and (losses) – The investment loss for the three months ended September 30, 2008 resulted from a money market investment impairment while the nine-month period also included a gain related to the sale of MasterCard stock.

Derivative financial instruments gains and (losses) – The net gains and losses for the three and nine months ended September 30, 2009 and 2008 were due most significantly to the mark-to-market adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges as well as the impact of payments on interest rate swaps that do not qualify as accounting hedges.

Divestitures, net – The loss for the three and nine months ended September 30, 2009 resulted from the sale of the Company’s Austrian business in August 2009.

Non-operating foreign currency gains and (losses) – The net gains and losses related to the mark-to-market of the Company’s intercompany loans and its euro-denominated debt.

Other – The benefit in 2009 resulted from the reversal of an accrual established in purchase accounting in 2007.

Income taxes

The Company’s effective tax rate on pretax loss was 34.2% and 36.6%, tax benefits, for the three and nine months ended September 30, 2009, respectively, and 55.4% and 44.6%, tax benefits, for the same periods in 2008. As a result of the application of new guidance associated with noncontrolling interests, the calculation of the effective tax rate has changed from previous years but does not impact the total provision for income taxes; however, the Company’s effective tax rate as calculated from the balances shown on the Consolidated Statements of Operations has changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of pretax loss, the denominator in the effective tax rate computation.

The effective tax rate for the three months ended September 30, 2009 was lower than the federal statutory rate due primarily to the tax impacts of the divestiture of the debit and credit card issuing and acquiring processing business in Austria and an increase in the Company’s liability for unrecognized tax benefits, partially offset by state tax benefits, foreign income taxed at lower effective rates and net income attributable to noncontrolling interests for pass through entities for which there was no tax expense provided.

The effective tax rate for the nine months ended September 30, 2009 was higher than the federal statutory rate due primarily to state tax benefits, foreign income taxed at lower effective rates and net income attributable to noncontrolling interests for pass through entities for which there was no tax expense provided, partially offset by the tax impacts of the Austrian divestiture and an increase in the Company’s liability for unrecognized tax benefits. The effective tax rate for the three and nine months ended September 30, 2008 was higher than the federal statutory rate due primarily to foreign income taxed at lower effective rates, net income attributable to noncontrolling interests for pass through entities for which there was no tax expense provided and the release of a valuation allowance against foreign tax credits, partially offset by an increase in the Company’s liability for unrecognized tax benefits.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The balance of the Company’s liability for unrecognized tax benefits, net of the federal benefit on state income taxes, was approximately $561 million as of September 30, 2009, including accrued interest, penalties and approximately $135 million of income tax liabilities for which the Western Union Company is required to indemnify the Company. As of September 30, 2009, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $36 million within the next twelve months as the result of the closure of its 2002 federal tax year. The potential decrease relates to various federal and state tax benefits including research and experimentation credits and certain amortization and loss deductions.

Equity earnings in affiliates

Equity earnings in affiliates decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to the net impact of the CPS and WFMS alliance transactions described above.

Segment Results

Beginning in the third quarter of 2009, the Company changed the financial reports provided to its Chief Executive Officer to better enable him to make operating decisions and assess the performance of the Company’s business segments. The segments have not changed but the presentation of the results have changed. Results in prior periods have been adjusted to conform to this presentation. The following is a summary of the changes that have been made for presentation of segment results:

Segment Revenue:

All segments now exclude reimbursable debit network fees, postage and other revenue. Additionally, the Retail and Alliance Services segment revenues were adjusted for the following items:

•

The Company has various investments in businesses that are accounted for under the equity method of accounting for which earnings are shown in the “Equity earnings in affiliates” line of the Consolidated Statements of Operations. The Company also has consolidated subsidiaries with noncontrolling ownership interests. The noncontrolling interests portion of earnings is shown in the “Net income attributable to noncontrolling interests” line of the Consolidated Statements of Operations. Beginning in the third quarter 2009 the Company began evaluating the Retail and Alliance Services segment based on the Company’s proportionate share of the results of these investments.

•

Commission payments to certain ISO’s, which are treated as an expense in the Consolidated Statements of Operations, are now reflected as contra revenue for segment reporting purposes consistent with revenue share arrangements with other ISO’s that have historically been recorded as contra revenue.

Segment EBITDA:

Segment earnings will now exclude depreciation and amortization expenses. Additionally, the segment’s earnings will be adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine segment EBITDA are:

•

For the Retail and Alliance Services segment, adjustments for non-wholly owned entities are made to report segment EBITDA on a proportionate consolidation basis consistent with revenue discussed above.

•	Stock based compensation expense is excluded.

•	Official check and money order businesses’ EBITDA are excluded.

•

Cost of data center technology and savings initiatives are excluded and represent implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expenses related to the reorganization of global application development resources, expenses associated with domestic data center consolidation initiatives and planned workforce reduction expenses, as well as certain platform development and other costs directly associated with the termination of the CPS alliance all of which are considered nonrecurring projects (excludes costs accrued in purchase accounting).

•

Kohlberg Kravis Roberts & Co. (“KKR”) merger related items are excluded and represent third party expenses including legal, accounting and other advisory fees incurred in connection with the merger of the Company with affiliates of KKR (“the merger”) and the debt issued thereunder. Other adjustments also include the exclusion of KKR annual sponsor fees for management, consulting, financial and other advisory services and the effect of purchase accounting associated with the merger on EBITDA which is primarily the result of revenue recognition adjustments.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company sold its debit and credit card issuing and acquiring processing business in Austria (“Austria”) and its ownership interest in Active Business Services, Ltd (“Active”), both reported within the International segment, in August 2009 and July 2008, respectively, and its ownership interest in Peace Software (“Peace”), reported within the Financial Services segment, in October 2008. The International and Financial Services segment revenue, segment EBITDA and transactions were adjusted for 2009 and 2008 to exclude the results of Austria, Active and Peace. Retail and Alliance Services segment performance measures have been adjusted for 2008 to reflect the sale of 12.5% of the Company’s ownership interest in the Wells Fargo Merchant Services alliance that occurred on December 31, 2008.

As discussed above in “Overview,” results of operations reflect the segment realignment for all periods presented.

Retail and Alliance Services Segment Results

	Three months ended September 30,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$707.6	89%	$734.2	89%	$(26.6)		(4)%
Investment income, net	1.0	0%	11.5	1%	(10.5)		(91)%
Product sales and other	88.1	11%	87.3	10%	0.8		1%

Segment revenue	$796.7	100%	$833.0	100%	$(36.3)		(4)%

Segment EBITDA	$304.4		$357.8		$(53.4)		(15)%
Segment EBITDA Margin	38%		43%		(5	)pts
Key indicators:
Domestic merchant transactions (a)	8,135.9		7,054.3		1,081.6		15%

	Nine months ended September 30,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$1,989.0	89%	$2,162.6	88%	$(173.6)		(8)%
Investment income, net	4.3	0%	38.7	2%	(34.4)		(89)%
Product sales and other	250.0	11%	256.1	10%	(6.1)		(2)%

Segment revenue	$2,243.3	100%	$2,457.4	100%	$(214.1)		(9)%

Segment EBITDA	$895.2		$1,041.5		$(146.3)		(14)%
Segment EBITDA margin	40%		42%		(2	)pts
Key indicators:
Domestic merchant transactions (a)	19,883.8		20,528.1		(644.3)		(3)%

(a)

Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the POS. The domestic merchant transactions for the three and nine months ended September 30, 2008 include 100% of the CPS alliance transactions. The alliance was terminated on November 1, 2008 and therefore the domestic merchant transactions for the three and nine months ended September 30, 2009 include the transactions related to the Company’s 49% proportionate share of the joint venture’s assets rather than 100% of alliance activity. In addition, domestic merchant transactions include activity for JPMorgan Chase merchants that continue to process on the Company’s platforms. The domestic merchant transactions continue to reflect all WFMS alliance transactions despite the deconsolidation described above. Domestic merchant transactions for the three months ended September 30, 2009 also include all of the transactions related to merchants contributed by BofA to the BAMS alliance since the alliance was formed on June 26, 2009.

Transaction and processing service fees revenue

Components of transaction and processing service fee revenue

	Three months ended September 30,		Change
(in millions)	2009	2008	Amount	%
Acquiring revenue	$542.3	$549.2	$(6.9)	(1)%
Check processing revenue	89.3	92.9	(3.6)	(4)%
Prepaid revenue	51.8	56.3	(4.5)	(8)%
Processing fees and other revenue due from alliance partners	24.2	35.8	(11.6)	(32)%

Total transaction and processing service fees revenue	$707.6	$734.2	$(26.6)	(4)%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Nine months ended September 30,		Change
(in millions)	2009	2008	Amount	%
Acquiring revenue	$1,543.2	$1,617.8	$(74.6)	(5)%
Check processing revenue	258.2	287.1	(28.9)	(10)%
Prepaid revenue	142.4	153.5	(11.1)	(7)%
Processing fees and other revenue due from alliance partners	45.2	104.2	(59.0)	(57)%

Total transaction and processing service fees revenue	$1,989.0	$2,162.6	$(173.6)	(8)%

Acquiring revenue

Acquiring revenue decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to lower average ticket size for acquired credit cards transactions, the shift from smaller, more profitable merchants to several nationwide discounters and wholesalers, and other impacts of the economy. The Company experienced a decrease in average ticket size on signature transactions, where the Company’s fee is based on dollar volume, of nearly 12 and 13 percentage points for the three and nine months ended September 30, 2009 compared to the same periods in 2008, respectively. This decrease is mainly driven by changes in consumer spending patterns resulting from current economic conditions and a decrease in petroleum bank card dollar volumes due to lower gas prices.

The Company experienced transaction growth for the three and nine months ended September 30, 2009 compared to the same periods in 2008 though acquiring revenue declined. A significant portion of the growth in transactions can be attributed to transactions associated with the merchants contributed by BofA in the formation of the BAMS joint venture. These transactions earn a lower revenue amount per transaction than the Company has historically experienced because many of the national merchants have direct connections with the associations and are charged a lower fee accordingly. Also contributing to differences in transaction growth and revenue growth was growth in debit transactions which also have lower revenue per transaction, the impact of current economic conditions including lower average ticket size and business mix whereby national merchants and ISO growth are outpacing other higher margin transactions.

The Company anticipates that acquiring revenue trends could continue to be negatively impacted by transaction volume shifting from smaller merchants to discounters and wholesalers, PIN-debit growth outpacing credit, and lower average ticket size. These trends are all impacted by the effect the economy has on consumer spending.

Check processing revenue

Check processing revenue decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 resulting from a decrease in overall check volumes, particularly with the regional merchants, and, to a lesser extent, a shift in transactions to national merchants which have lower processing revenue due to volume. This trend is consistent with prior quarters and is expected to continue throughout the remainder of 2009.

Prepaid revenue

The decreases in prepaid revenue for the three and nine months ended September 30, 2009 compared to the same periods in 2008 is due to a change in product mix, price compression, volume declines and lower diesel prices impacting fleet purchase card product volumes in the Company’s transportation business. Partially offsetting the decrease was growth in prepaid card transactions and increases in utilization of the Company’s payroll distribution service due to new business.

Processing fees and other revenue due from alliance partners

The decrease in processing fees and other revenue due from alliance partners is due to the termination of the CPS alliance partially offset by processing fees related to the BAMS alliance.

Investment income, net

A significant portion of the decreases in investment income for the three and nine months ended September 30, 2009 compared to the same periods in 2008 resulted from lower market interest rates.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Segment EBITDA

In addition to the impact of the items noted above, Retail and Alliance Services segment EBITDA for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was negatively impacted by the effects of the economy on spending patterns, increased credit losses due to a higher level of merchant failures and bankruptcy filings and by the temporary dilutive impact of the BAMS alliance. This dilution will gradually reverse over time as the Company operationalizes the alliance, captures synergies and converts merchants to its platform. Increased credit losses negatively impacted segment EBITDA growth rates by 2 and 3 percentage points for the three and nine months ended September 30, 2009 compared to the same periods in 2008, respectively. Partially offsetting these decreases was an increase in the nine-month period due to lower incentive compensation in 2009 that contributed 2 percentage points to the segment EBITDA growth rate for the nine months ended September 30, 2009 compared to the same period in 2008 as well as general reductions in work force.

Financial Services Segment Results

	Three months ended September 30,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$333.2	98%	$373.4	98%	$(40.2)		(11)%
Investment income, net	0.1	0%	0.4	0%	(0.3)		(75)%
Product sales and other	6.0	2%	6.5	2%	(0.5)		(8)%

Segment revenue	$339.3	100%	$380.3	100%	$(41.0)		(11)%

Segment EBITDA	$148.2		$194.6		$(46.4)		(24)%
Segment EBITDA margin	44%		51%		(7	)pts
Key indicators:
Domestic debit issuer transactions (a)	3,049.0		3,062.1		(13.1)		0%

	Nine months ended September 30,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$1,038.3	95%	$1,111.7	98%	$(73.4)		(7)%
Investment income, net	0.7	0%	1.9	0%	(1.2)		(63)%
Product sales and other	50.9	5%	24.7	2%	26.2		106%

Segment revenue	$1,089.9	100%	$1,138.3	100%	$(48.4)		(4)%

Segment EBITDA	$497.3		$557.1		$(59.8)		(11)%
Segment EBITDA margin	46%		49%		(3	)pts
Key indicators:
Domestic debit issuer transactions (a)	9,150.6		8,992.6		158.0		2%
Domestic active card accounts on file (end of period) (b)	116.0		125.3		(9.3)		(7)%
Domestic card accounts on file (end of period) (c)	659.8		624.6		35.2		6%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.
(c)	Domestic card accounts on file include credit, retail and debit card accounts as of the last month of the quarter.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transaction and processing service fees revenue

Components of transaction and processing service fee revenue

	Three months ended September 30,		Change
(in millions)	2009	2008	Amount	%
Credit card, retail card and debit processing	$237.8	$257.6	$(19.8)	(8)%
Output services	55.1	73.5	(18.4)	(25)%
Other revenue	40.3	42.3	(2.0)	(5)%

Total	$333.2	$373.4	$(40.2)	(11)%

	Nine months ended September 30,		Change
(in millions)	2009	2008	Amount	%
Credit card, retail card and debit processing	$728.4	$765.5	$(37.1)	(5)%
Output services	190.0	212.9	(22.9)	(11)%
Other revenue	119.9	133.3	(13.4)	(10)%

Total	$1,038.3	$1,111.7	$(73.4)	(7)%

Credit card, retail card and debit processing revenue

During the three months ended September 30, 2009 compared to the same period in 2008, the Company experienced an increase in credit card, retail card and debit card total accounts on file due to both account growth of existing customers of mostly retail and debit card accounts as well as the conversion of accounts from a new customer of credit and retail cards during the third quarter 2009. Credit and retail based revenue is driven primarily by accounts on file, with active accounts having a larger impact on revenue than inactive. Although total accounts increased during the quarter, the Company experienced a decline in the number of active credit card and retail card accounts on file during the nine months ended September 30, 2009 compared to the same period in 2008. As a result of the current economic conditions discussed above, consumers are using their cards less frequently resulting in fewer active credit and retail card accounts. Also, the accounts converted had a greater impact on the growth of total accounts than active accounts since only a portion of the accounts in the card portfolio were active. This decline in active accounts has negatively impacted credit card and retail card processing revenue during the three and nine months ended September 30, 2009 and could continue to impact revenue if such trends persist.

The economic downturn has also slowed the growth rate of debit issuer transactions. Growth in debit issuer transactions was offset by transactions lost as a result of the Washington Mutual deconversion, resulting in a net decrease for the three months ended September 30, 2009 compared to the same period in 2008. During the nine months ended September 30, 2009 compared to the same period in 2008, debit issuer transaction growth exceeded the impact of the lost Washington Mutual transactions resulting in a modest increase.

Credit card and retail card processing revenue was negatively impacted for the three and nine months ended September 30, 2009 compared to the same periods in 2008 by decreased customer product usage due to the decline in active accounts discussed above and price compression partially offset by net new business discussed above.

Debit processing revenue was negatively impacted by net lost business and price compression partially offset by modest debit transaction growth during the three and nine months ended September 30, 2009 as compared to the same periods in 2008. As a result of a bank consolidation, JPMorgan Chase has terminated services under certain Washington Mutual Bank agreements. The Financial Services segment “Credit card, retail card and debit processing revenue” growth rates were negatively impacted by 4 and 2 percentage points for the three and nine months ended September 30, 2009 compared to the same periods in 2008, respectively, as a result of the termination of services. The negative impact in the nine-month period was mostly offset in total segment revenue by the recognition of contract termination fees in the “Product sales and other” line in the Consolidated Statements of Operations. Also, on a sequential basis, transaction and processing service fees revenue declined from the first quarter 2009 to the second and third quarters of 2009 most significantly due to the Washington Mutual deconversion. The deconversion will continue to impact revenue growth rates into 2010. Washington Mutual Bank represented approximately 7% of transaction and processing service fees revenue for the segment in 2008.

In addition, the Company recently received notification from a large financial institution that it will not renew its debit processing agreement at the end of the contract term. The contract is scheduled to expire in December 2010 and a portion of the business is expected to begin deconverting in mid-2010. Annual revenue from this agreement represents approximately 2% of the segment’s transaction and processing service fees revenue.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company has a pipeline of approximately 6 million accounts, mostly retail, and expects that approximately 3.1 million of such accounts will be converted by the end of 2009. The conversion of these accounts will benefit domestic card accounts on file but will be more than offset by inactive accounts that will be purged in the fourth quarter 2009. The purge of inactive accounts is expected to have minimal impact to revenue.

Output services revenue

Output services revenue decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to price compression and decreases in print mail and plastics volumes mostly due to lost business and lower product usage of existing customers and the reduction in the number of accounts and account activity due to current economic conditions. Partially offsetting these decreases were increases due to additional print and plastics volumes as a result of new business. Most of the lost business relates to Washington Mutual Bank, which represented 17% of output services revenue in 2008. Output services revenue growth rates were negatively impacted by 11 and 7 percentage points for the three and nine months ended September 30, 2009 compared to the same periods in 2008, respectively, as a result of the lost business with Washington Mutual Bank.

Other revenue

Other revenue consists mostly of revenue from remittance processing and online banking and bill payment services. Other revenue decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to lost business and lower remittance and check processing volumes due to the current economic conditions and the shift from paper to electronic forms of payment. The wind-down of an existing product also contributed to the decrease. These declines were partially offset by the addition of a new client in the remittance business as well as growth in online banking and bill payment revenue.

Product sales and other

Product sales and other revenue increased for the nine months ended September 30, 2009 compared to the same period in 2008 due most significantly to the recognition of contract termination fees in second quarter 2009 related to the termination of services with Washington Mutual Bank.

Segment EBITDA

In addition to the items noted above, Financial Services segment EBITDA decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due most significantly to higher costs as a result of technology contractor services as well as higher technology cost allocations. Partially offsetting the decreases was an increase due to the contract termination fees related to the Washington Mutual Bank agreement termination discussed above which benefited the segment EBITDA growth rate by 5 percentage points for the nine months ended September 30, 2009 compared to the same period in 2008. Also impacting the nine-month period was lower incentive compensation which benefited the segment EBITDA growth rate by 2 percentage points.

International Segment Results

	Three months ended September 30,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$318.2	77%	$367.8	80%	$(49.6)		(13)%
Product sales and other	84.3	20%	78.9	17%	5.4		7%
Other revenue	12.1	3%	15.6	3%	(3.5)		(22)%

Segment revenue	$414.6	100%	$462.3	100%	$(47.7)		(10)%

Segment EBITDA	$106.5		$140.9		$(34.4)		(24)%
Segment EBITDA margin	26%		30%		(4	)pts
Key indicators:
International transactions (a)	1,502.2		1,403.1		99.1		7%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Nine months ended September 30,				Change
(in millions)	2009	% of Segment Revenue	2008	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$891.2	77%	$1,043.8	80%	$(152.6)	(15)%
Product sales and other	224.0	20%	227.6	17%	(3.6)	(2)%
Other revenue	30.4	3%	45.1	3%	(14.7)	(33)%

Segment revenue	$1,145.6	100%	$1,316.5	100%	$(170.9)	(13)%

Segment EBITDA	$293.0		$339.5		$(46.5)	(14)%
Segment EBITDA margin	26%		26%		0pts
Key indicators:
International transactions (a)	4,310.1		4,004.6		305.5	8%
International card accounts on file (end of period) (b)	77.9		79.0		(1.1)	(1)%

(a)

International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.

(b)	International card accounts on file include bankcard and retail.

Summary

Segment revenue decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to foreign currency exchange rate movements and lost business. Price compression also contributed to the decrease in the nine-month period. Foreign currency exchange rate movements negatively impacted segment revenue growth rates by 9 and 14 percentage points for the three and nine months ended September 30, 2009 compared to the same periods in 2008, respectively. Partially offsetting these decreases were new business and growth from existing clients.

Transaction and processing service fees revenue

Transaction and processing service fees revenue decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due generally to the same items noted above. Foreign currency exchange rate movements negatively impacted transaction and processing service fees revenue growth rates by 9 and 15 percentage points for the three and nine months ended September 30, 2009 compared to the same periods in 2008, respectively. The majority of the lost business noted above impacted the United Kingdom, Canada and Germany in the second and third quarters of 2009, a significant portion of which related to the wind-down of a UK issuing contract assumed by the Company in a previous year. Partially offsetting these decreases were increases due to new business and growth from existing clients.

Transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was driven mostly by the impact of foreign exchange rate movements, the mix of transaction types and price compression.

Product sales and other

Product sales and other revenue increased for the three months ended September 30, 2009 compared to the same period in 2008 due mostly to new license fee revenue and new business partially offset by decreased terminal sales. Revenue decreased for the nine months ended September 30, 2009 compared to the same periods in 2008 due to decreased equipment and terminal sales partially offset by an increase due to new license fee revenue and new business.

Segment EBITDA

Segment EBITDA decreased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to foreign exchange rate movements, net lost business, price compression and other items that were not individually significant. Also contributing to the decrease for the three-month period in 2009 compared to the same period in 2008 was the third quarter 2008 settlement from a joint venture partner related to a customer bankruptcy credit loss expense. Partially offsetting these decreases were benefits related to reduced headcount, growth from existing clients and lower incentive compensation for the nine-month period in 2009.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Capital Resources and Liquidity

The Company’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The economic downturn (described under “Overview - Economic Conditions” above) is expected to continue having at least a near term impact on the capital resources provided by operating activities. If the impact is more than expected, certain capital expenditures may be limited and may require the use of the revolving credit facility to fund interest payments or capital expenditures; however, the Company has implemented cost savings initiatives in order to mitigate the effect of the current economic conditions. Based on the above, the Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights the Company’s cash flow activities and the sources and uses of funding during the nine months ended September 30, 2009 and 2008.

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At September 30, 2009 and December 31, 2008, the Company held $590.2 million and $406.3 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by IPS that are not available to fund any operations outside of the IPS business. In addition, cash and cash equivalents also includes amounts held by the BAMS alliance, which is consolidated by the Company, that are not available to fund operations outside of the alliance. At September 30, 2009 and December 31, 2008, the cash and cash equivalents held by IPS and the BAMS alliance totaled $319.7 million and $180.3 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at September 30, 2009 and December 31, 2008 totaling $227.9 million and $166.1 million, respectively. As of September 30, 2009, there was approximately $95 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. The Company plans to fund any cash needs during the remainder of 2009 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S.

Cash Flows from Operating Activities

	Nine months ended September 30,
Source/(use) (in millions)	2009	2008
Net loss	$(674.5)	$(429.9)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,139.4	1,157.6
Other non-cash and non-operating items, net	424.4	(1.2)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	298.1	332.2
Other assets, current and long-term	176.0	218.0
Accounts payable and other liabilities, current and long-term	(341.0)	(289.2)
Income tax accounts	(457.0)	(397.7)
Excess tax benefit from share-based payment arrangement	—	(46.8)

Net cash provided by operating activities	$565.4	$543.0

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

Cash flows from operating activities for the nine months ended September 30, 2009 included a source of cash of $246 million which resulted from funding of domestic settlement obligations which should have been received from a card association on December 31, 2008 but was not received until the first business day of 2009 due to a file transfer delay.

The Company’s operating cash flow is impacted by its level of debt. Approximately $1,209 million in cash interest was paid during the nine months ended September 30, 2009 (approximately $1,177 million during the same period in 2008). Since September 2008, interest on the Company’s senior unsecured debt is payable semi-annually in the first and third quarters of the year.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Accordingly, the cash interest of the Company is greater in the first and third quarters than it is in the second and fourth quarters (all other debt has interest due monthly or quarterly).

In addition to in-period operations, the Company’s operating cash flows are impacted by fluctuations in working capital. For the nine months ended September 30, 2009, such fluctuations included, most significantly, sources related to the timing of prefunding certain settlement arrangements, collection of receivables and distributions of earnings received from alliances. Such sources were offset by uses associated with timing of payments for various liabilities including semi-annual payments of interest on senior unsecured debt and incentive compensation earned in 2008. The formation of BAMS negatively impacted working capital in the nine months ended September 30, 2009 due most significantly to the prefunding of associated settlement arrangements as partially offset by the timing of payments on various expenses incurred by the alliance. For the nine months ended September 30, 2008, such fluctuations included, most significantly, sources related to the timing of prefunding certain settlement arrangements, the collection of receivables and distributions of earnings from alliances. Such sources were offset by uses associated with the timing of payments for various liabilities including incentive compensation earned in 2007 as well as a contribution to the United Kingdom pension plan. The excess tax benefit from share-based payment arrangement in 2008 related to the exercise of Western Union stock options and restricted stock held by FDC employees.

Operating cash flows for both the nine months ended September 30, 2009 and 2008 were impacted by the Company being in a net operating loss carryforward position for U.S. federal income tax purposes. As a result, the Company has not received cash for any of the income tax benefit recorded in the respective nine-month periods related to U.S. federal income taxes.

Cash flows from operating activities increased slightly for the nine months ended September 30, 2009 compared to the same period in 2008 due most significantly to the $246 million operational out of period collection and the timing of prefunding both described above. Most significantly offsetting this increase was a decline directly attributable to the deconsolidation of WFMS described above in “Overview – Chase Paymentech Solutions and Wells Fargo Merchant Services.” As a result of the deconsolidation net of the impact of the consolidation of BAMS beginning in the third quarter of 2009, net income attributable to noncontrolling interests, included in operating cash flow with the adoption of new accounting guidance (described above under “Overview”), decreased $75.2 million in 2009 as compared to 2008. Also offsetting the increase was the impact of current economic conditions on operating results and the timing of working capital requirements.

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

Cash Flows from Investing Activities

	Nine months ended September 30,
Source/(use) (in millions)	2009	2008
Current period acquisitions, net of cash acquired	$(14.9)	$(187.3)
Payments related to other businesses previously acquired	(14.7)	(17.1)
Proceeds from dispositions, net of expenses paid and cash disposed	6.9	46.0
Additions to property and equipment, net	(137.6)	(189.1)
Proceeds from sale of property and equipment	23.6	—
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(125.2)	(118.7)
Proceeds from the sale of marketable securities	1.8	52.6
Other investing activities	(47.8)	(52.0)

Net cash used in investing activities	$(307.9)	$(465.6)

Acquisitions

All acquisitions during 2009 and 2008 were funded from cash flows from operating activities. The Company expects to fund significantly less in 2009 for acquisitions than in prior periods. If cash flows from operating activities are not sufficient to fund acquisitions, the Company may borrow against its revolving credit facility or find other sources of financing. For a more detailed discussion regarding 2009 acquisitions refer to Note 4 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

During the nine months ended September 30, 2008, the Company entered into a joint venture with Allied Irish Banks p.l.c. (“AIB”), of which the Company owns 50.1%, completed two other acquisitions and purchased a merchant portfolio.

Purchases of noncontrolling interests are classified as financing activities and are described below.

Payments Related to Other Businesses Previously Acquired

During the nine months ended September 30, 2009 and 2008, payments related to other businesses previously acquired related mostly to contingent consideration associated with a merchant alliance. The payments in 2009 and 2008 were recognized as a part of purchase accounting associated with the merger with affiliates of KKR and did not result in an increase in assets. The merger is described in the “Merger” section of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In connection with the extension transaction with WFMS described in “Overview” above, the Company is subject to no additional consideration on this alliance after the first quarter 2009 payment for activity in the fourth quarter 2008.

Proceeds from Dispositions, net of expenses paid and cash disposed

The source of cash in proceeds from dispositions in 2009 resulted from the Company selling its debit and credit card issuing and acquiring processing business in Austria in the third quarter of 2009. The source of cash in proceeds from dispositions in 2008 resulted from the Company selling its interest in Early Warning Services, which had been accounted for under the equity method, and selling its subsidiary Active Business Services Ltd. both in the third quarter of 2008.

Capital Expenditures

The Company expects that capital expenditures will be approximately $350 million for the full year 2009. Capital expenditures in 2009 are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility. During the nine months ended September 30, 2009, the Company entered into sale leaseback transactions for certain equipment which resulted in proceeds from sale of approximately $22 million.

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities for the nine months ended September 30, 2008 resulted from the sale of MasterCard shares.

Other Investing Activities

The use of cash from other investing activities for the nine months ended September 30, 2009 related primarily to a $28.0 million contribution to PNC alliance as discussed in the “Overview” section above and a $20.2 million increase in regulatory and restricted cash balances. The use of cash from other investing activities for the nine months ended September 30, 2008 related mostly to $60.0 million in illiquid money market funds reclassified from cash and cash equivalents in September 2008 as a result of a delayed settlement confirmation received by the Company. At September 30, 2008, the Company expected a partial liquidation of its holdings in the funds based on communications received and in October 2008 such partial liquidation did occur.

Cash Flows from Financing Activities

	Nine months ended September 30,
Source/(use) (in millions)	2009	2008
Short-term borrowings, net	$(79.6)	$107.9
Proceeds from issuance of long-term debt	—	68.1
Principal payments on long-term debt	(184.7)	(246.4)
Contributions from noncontrolling interests	193.0	—
Distributions and dividends paid to noncontrolling interests	(7.2)	(115.3)
Purchase of noncontrolling interest	—	(78.4)
Capital contributed by Parent	—	126.8
Excess tax benefit from share-based payment arrangement	—	46.8
Cash dividends	—	(1.8)

Net cash used in financing activities	$(78.5)	$(92.3)

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Short-Term Borrowings, net

The Company has a $2.0 billion senior secured revolving credit facility with a term through the third quarter of 2013 for which interest is payable, at the Company’s option, based upon either LIBOR plus an applicable margin or the alternative borrowing rate, which is generally the U.S. prime rate, plus an applicable margin. The Company had $132.7 million and $18.0 million outstanding against the revolving credit facility as of September 30, 2009 and December 31, 2008, respectively, representing an incremental source of cash of $114.7 million. The Company utilizes its revolving credit facility on a short-term basis to fund investing or operating activities when cash flows from operating activities are not sufficient. The senior secured revolving credit facility can be used, without covenant restriction, for working capital and general corporate purposes.

Since an affiliate of Lehman Brothers Holdings Inc. filed for bankruptcy in September 2008, it has not funded amounts related to its $230.6 million commitment under the Company’s senior secured revolving credit facility and there is no assurance they will participate in any future funding requests or that the Company could obtain replacement loan commitments from other banks. The Company is monitoring the financial stability of other financial institutions that have made commitments under the revolving credit facility, none of which represent more than approximately 15% of the remaining capacity. As of September 30, 2009, approximately $1.6 billion remained available under this facility after considering the amount outstanding above, the letters of credit issued under the facility and the commitment that is no longer being funded noted above.

Also during 2009, the Company had a use of cash resulting from net payments on credit lines used to prefund settlement activity.

The source of cash related to short-term borrowings in 2008 resulted from an additional net $246.8 million draw on the senior secured revolving credit facility offset by a net use of cash from the timing of draws and payments on credit lines associated with settlement activity.

Proceeds from Issuance of Long-Term Debt

The Company received $68.1 million from its senior secured term loan facility in the third quarter 2008 as a result of a draw on the Company’s delayed draw term loan when an equal amount of pre-merger notes were paid.

Principal Payments on Long-Term Debt

The Company made principal payments of $96.7 million and $95.8 million related to its senior secured term loan facility during the first nine months of 2009 and 2008, respectively. The Company also paid $68.1 million related to its 3.375% notes due 2008 in the third quarter of 2008 and $34.1 million in debt restructuring fees in each of the third quarters 2009 and 2008.

Payments for capital leases were $52.9 million and $43.4 million for the nine months ended September 30, 2009 and 2008, respectively.

The current adverse economic conditions in the U.S. and around the world and the potential negative impact such conditions could have on the Company’s results of operations, have impacted the Company’s debt ratings and could have further impact based on future economic developments. As of November 11, 2009, the Company’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). Additionally, these economic conditions and the Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility.

Contributions from Noncontrolling Interests

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

Purchase of Noncontrolling Interest

During the nine months ended September 30, 2008, the Company purchased the remaining interests in Unified Network Payment Solutions located in Canada and its Money Network subsidiary owned by noncontrolling interest holders. For additional information concerning the Company’s purchase of noncontrolling interests refer to Note 4 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Cash Dividends

The Company paid cash dividends to Holdings in 2008 to fund miscellaneous, minor operational needs.

Letters, Lines of Credit and Other

	Total Available		Total Outstanding
(in millions)	As of September 30, 2009	As of December 31, 2008	As of September 30, 2009	As of December 31, 2008
Letters of Credit (a)	$500.1	$514.3	$39.6	$54.0
Lines of Credit and Other (b)	$568.3	$655.5	$60.9	$257.3

(a)

Up to $500 million of the Company’s $2.0 billion senior secured revolving credit facility is available for letters of credit, of which $39.5 million and $39.7 million of letters of credit were issued under the facility as of September 30, 2009 and December 31, 2008, respectively. An additional $0.1 million and $14.3 million of letters of credit were outstanding associated with other arrangements as of September 30, 2009 and December 31, 2008, respectively. Outstanding letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. All letters of credit expire prior to July 25, 2010 with a one-year renewal option. The Company expects to renew most of the letters of credit prior to expiration.

(b)

As of September 30, 2009, represents $442.2 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement activity for the Company’s international operations. Except for $14.7 million available for working capital needs, the Company cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, the Company had borrowings outstanding against them.

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

During the nine months ended September 30, 2009 and 2008, the principal amount of the Company’s senior unsecured PIK notes increased by $333.0 million and $197.4 million, respectively, resulting from the “payment” of accrued interest expense.

During the nine months ended September 30, 2009 and 2008, the Company entered into capital leases totaling approximately $101 million and $83 million, respectively.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

In accordance with the terms of its amended senior unsecured term loan and senior subordinated unsecured term loan facilities and in September 2008, the Company exchanged substantially all of the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 as well as all of its 10.55% senior unsecured PIK term loan bridge loans due 2015 and 11.25% senior subordinated unsecured term loan bridge loans due 2016 for senior unsecured cash-pay notes, senior subordinated unsecured notes and senior unsecured PIK notes, respectively, in each case having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly. In March 2009, the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 that was not previously exchanged was exchanged for senior cash-pay notes identical to those described above. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

On August 10, 2009, the Company launched a registered exchange offer to exchange aggregate principal amounts of $3.2 billion of its 10.55% senior unsecured PIK (Payment In-Kind) notes, $2.5 billion of its 11.25% senior subordinated unsecured notes and $1.6 billion of its 9.875% senior unsecured cash-pay notes (which constituted all such notes outstanding at that date) for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. Substantially all of the notes were exchanged effective September 9, 2009. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

Guarantees and Covenant Compliance

For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and Covenants” and “Covenant Compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Annual Report on Form 10-K. As of September 30, 2009, the Company is in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $13,036.0 million, Consolidated EBITDA of $2,440.3 million and a Ratio of 5.34 to 1.00.

The calculation of Consolidated EBITDA under the senior secured term loan facility is as follows (in millions):

Last twelve months ended September 30, 2009
Net loss attributable to First Data Corporation	$(3,933.7)
Interest expense, net (1)	1,829.6
Income tax benefit	(742.8)
Depreciation and amortization	1,541.4

EBITDA (13)	(1,305.5)
Stock based compensation (2)	10.9
Other items (3)	3,379.4
Debt repayment gain (4)	(7.0)
Official check and money order EBITDA (5)	23.4
Cost of data center, technology and savings initiatives (6)	194.5
KKR merger related items (7)	37.6
Pre-acquisition EBITDA of acquired or divested businesses (8)	(40.4)
Projected near-term cost savings (9)	75.0
Net income attributable to noncontrolling interests (10)	48.2
Equity entities taxes, depreciation and amortization (11)	18.1
Other (12)	6.1

Consolidated EBITDA (13)	$2,440.3

(1)	Includes interest expense and interest income.
(2)	Stock based compensation recognized as expense.
(3)

Other items include net restructuring, impairments, litigation and regulatory settlements, investment gains and losses, derivative financial instruments gains and losses, net divestitures, non-operating foreign currency gains and losses and other as applicable to the period presented.

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

(7)

Represents the exclusion of third party expenses including legal, accounting and other advisory fees incurred in connection with the merger of the company with an affiliate of KKR and the debt issued thereunder, KKR annual sponsor fees for management, consulting, financial and other advisory services and the effect of purchase accounting associated with the merger on EBITDA, which is primarily the result of revenue recognition adjustments.

(8)	Reflects the EBITDA of companies acquired or divested after September 30, 2008 through September 30, 2009, as if these companies had been acquired or divested on October 1, 2008.
(9)	Reflects cost savings projected to be achieved within twelve months on an annualized basis, principally in connection with cost savings initiatives described in Note 6.
(10)

Net income attributable to non-controlling interests excluding amounts attributable to consolidated entities in which the Company does not have a 50% or more direct ownership interest as provided for under the terms of the agreements governing the Company’s senior unsecured debt and/or senior secured credit facilities. The Company has only a 48.45% direct ownership interest in BAMS and a 2% indirect interest in BAMS via its 40% non-controlling interest in Rockmount, a holder of a 5% non-voting interest in BAMS.

(11)	Represents the Company’s proportional share of income taxes, depreciation, and amortization on equity method investments.
(12)	Includes non-capitalized merger and acquisitions costs and losses on equity method investments.
(13)

EBITDA is defined as net income (loss) from continuing operations attributable to First Data Corporation plus net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under U.S. generally accepted accounting principles (“GAAP”) and does not purport to be an alternative to net income (loss) attributable to First Data Corporation as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain material non-cash items, non-recurring items that the Company does not expect to continue at the same level in the future and certain items management believes will materially impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis principally in connection with cost savings initiatives described in Note 6 above. Consolidated EBITDA is further adjusted to exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing the Company’s senior unsecured debt and/or senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing the Company’s senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2009 and 2008, the Company did not engage in any off-balance sheet financing activities.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the Company’s contractual obligations and commercial commitments, including FIN 48 liabilities, from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

Except for the disclosure noted below, which follows the Company’s required April, 2009 adoption of new accounting guidance for impairment of investments in debt securities, the Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Estimating Fair Value – Investment Securities

As of September 30, 2009, approximately $2.5 billion of the Company’s approximately $8 billion of “Settlement assets” were comprised of financial instruments that were carried at fair value. These investments included $450.3 million of student loan auction rate securities (“SLARS”) and $2,005.1 million of other available-for-sale securities, including cash and cash equivalents.

Beginning in mid-February 2008 and due largely to uncertainty in the global credit and capital markets, investment banks and broker dealers became less willing to support auction rate securities (“ARS”) auctions. As a result, multiple auctions failed, including auctions for SLARS held by the Company. Due to these market changes, the valuation of SLARS became highly judgmental in 2008.

The Company will not be able to readily access liquidity for the SLARS until the auction market successfully resumes, a secondary market is established for long-term investors, or issuers redeem the securities. The Company believes that the SLARS held by it will recover substantially all of their principal value by their maturity date due to the Federal Family Education Loan Program (“FFELP”) backing of the vast majority of the underlying collateral. The Company does not currently intend to sell the SLARS and does not consider it more likely than not that it will be required to sell the SLARS before the recovery of their amortized cost basis other than as noted below for its NextStudent SLARS. This ability is based on the projected timing of when certain IPS related settlement liabilities will need to be funded and the Company’s ability to use its revolving credit facility in the event the settlement liabilities need to be funded before the SLARS are liquid. The Company recognized an other-than-temporary impairment loss (a credit loss) through earnings of $2.7 million to write down the value of the NextStudent SLARS to an amount expected to be collected. As of September 30, 2009 the SLARS had unrealized losses in OCI of $47.7 million.

As of September 30, 2009, the Company also held certain investments in primarily short-term debt securities, including discounted commercial paper, money market funds, and fixed rate corporate bonds. Many of these securities are considered cash equivalents. Prices for these securities are not quoted on active exchanges but are priced through an independent third party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. Other investments are valued based upon either quoted prices from active exchanges or available third-party broker quotes.

Changes in fair value of investments securities are recorded through the “Other comprehensive income” component of equity with the exception of investment partnerships which are recorded through “Investment income, net” in the Consolidated Statements of Operations. Regardless of investment type, declines in the fair value of the investments are reviewed to determine whether they are other-than-temporary in nature. Absent any other indications of a decline in value being temporary in nature, the Company’s policy is to treat a decline in an equity investment’s quoted market price that has lasted for more than six months as an other-than-temporary decline in value. Declines in value that are judged to be other-than-temporary in nature are recognized in the Consolidated Statements of Operations including credit losses associated with investments in debt securities as well as other-than-temporary declines in value of debt securities other than declines in value that will be recorded in Other comprehensive income in Equity if the following conditions are met: 1) the decline in value is not credit related; and 2) the Company does not currently intend to sell the debt security and does not consider it more likely than not that it will be required to sell before the recovery of the amortized cost.

New Accounting Guidance

In September 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). The amendments in this update provide guidance on how companies should estimate the fair value of certain investments that do not have readily determinable fair values. Examples of these investments may include hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. If an investment is within the scope of the update, the amendments permit investors to measure the fair value of the investment using the investment’s net asset value per share (“NAV”) unless it is probable that the investment will be sold at an amount other than NAV. The update also requires additional disclosures about the attributes of these investments. This update will apply to certain assets in the Company’s defined benefit pension plans and will be effective for the year-end measurement of plan assets on December 31, 2009. The Company is currently evaluating the impact of the new guidance on its financial position and results of operations.

In October 2009, the FASB revised its guidance on Revenue Recognition for Multiple-Deliverable Revenue Arrangements. The amendments in this update will enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers. Existing U.S. GAAP requires a company to use vendor-specific objective evidence (“VSOE”) or third party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. The update will allow the use of an estimated selling price if neither VSOE nor third-party evidence is available. The update will require additional disclosures of information about an entity’s multiple-deliverable arrangements. The requirements of the update will apply prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The Company is currently evaluating the impact of the update on its financial position and results of operations and has not yet determined if it will early adopt the new guidance.

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

Evaluation of disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of September 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (together the “Reports”). There were no material developments in the litigation matters previously disclosed except as discussed below.

ATM Fee Antitrust Litigation

In the ATM Fee Antitrust Litigation action that was previously reported in the Reports, on September 4, 2009, the Court entered an order dismissing the Second Amended Complaint and, on October 16, 2009, the Plaintiffs filed a Third Amended Complaint. The defendants anticipate filing a motion to dismiss the Third Amended Complaint by November 13, 2009 and the Court has scheduled a hearing for this motion on January 22, 2010.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in the Company’s Annual Report on form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 23, 2009, First Data Holdings Inc., the sole shareholder of the Company, executed an unanimous written consent re-electing Michael D. Capellas, James R. Fisher, Joe W. Forehand, Henry R. Kravis, Scott C. Nuttall, and Tagar C. Olson as directors of the Company, to serve until the earlier of their respective deaths, resignations or removals from office or the election and qualification of their respective successors.

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

FIRST DATA CORPORATION
(Registrant)

Date: November 13, 2009	By	/s/ PAT SHANNON
Pat Shannon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2009	By	/s/ RAY E. WINBORNE
Ray E. Winborne
Senior Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.