Form 10-K
period 2009-12-31
FIRST DATA CORP
filed 2010-03-11
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is privately held. There were 1,000 shares of the registrant’s common stock outstanding as of March 1, 2010.

PART I

ITEM 1.	BUSINESS

General

First Data Corporation (“FDC” or “the Company”) is a provider of electronic commerce and payment solutions for merchants, financial institutions and card issuers globally and has operations in 36 countries, serving approximately 6.0 million merchant locations. FDC was incorporated in Delaware in 1989 and was the subject of an initial public offering in connection with a spin-off from American Express in 1992. On September 24, 2007, the Company was acquired through a merger transaction (the “merger”) with an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”). The merger resulted in the equity of FDC becoming privately held.

The Company has acquired multiple domestic and international businesses over the last five years with the most significant acquisition being the formation of the Banc of America Merchant Services, LLC (“BAMS”) alliance in 2009. The acquisition resulted in a total purchase price of approximately $3.4 billion. On June 26, 2009, Bank of America N.A. (“BofA”) and the Company, together with Rockmount Investments, LLC (“Rockmount”), an investment vehicle controlled by a third-party investor, formed a new company, BAMS. BAMS provides clients with a comprehensive suite of acquiring and processing payment products for credit and debit cards as well as merchant loyalty, prepaid, check and e-commerce solutions. The Company owns a 48.45% direct voting interest in BAMS and BofA owns a 46.55% direct voting interest. The remaining stake in BAMS is a 5% non-voting interest held by Rockmount. The Company owns a 40% noncontrolling interest in Rockmount. Refer to Note 4 of the Company’s Financial Statements in Item 8 of this Form 10-K for additional information regarding the BAMS alliance.

Spin-off of The Western Union Company (“Western Union”)

On September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders in a transaction intended to qualify for tax-free treatment (“the spin-off”) giving the shareholders separate ownership interests in FDC and Western Union.

Segments

Effective January 1, 2009, the Company’s Chief Executive Officer began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. The most significant changes were check verification, settlement and guarantee services moving from the Financial Services segment into the Retail and Alliance Services segment as well as the Prepaid Services segment moving into the Retail and Alliance Services segment. The Company is organized in three primary segments: Retail and Alliance Services, Financial Services and International. In addition, the Company currently operates its official check business through its Integrated Payment Systems (“IPS”) segment but is in the process of winding-down the official check business.

In the third quarter of 2009, the Company changed the financial reports provided to its Chief Executive Officer to better enable him to make operating decisions and assess the performance of the Company’s business segments. The segments have not changed but the presentation of the results has changed including the Retail and Alliance Services segment being reported on a proportionate consolidation basis and the profit measure being changed to a form of EBITDA (earnings before net interest expense, income taxes, depreciation and amortization). Proportionate consolidation reflects the Company’s proportionate share of the results of non-wholly owned alliances based on equity ownership, net of a proportionate share of eliminations for amounts charged between the Company and the alliances. Results in prior periods have been adjusted to conform to this presentation. Refer to Note 16 of the Company’s Financial Statements in Item 8 of this Form 10-K for additional information regarding segment results.

Retail and Alliance Services

Retail and Alliance Services provides merchant acquiring and processing services, prepaid services and check verification, settlement and guarantee services. The Company provides these services to approximately 4.0 million merchant locations across the U.S. and acquired $1.2 trillion of payment transaction dollar volume on behalf of U.S. merchants in 2009. Retail and Alliance Services facilitates merchants’ ability to accept credit, debit and prepaid cards and checks by authorizing and settling merchants’ credit, debit stored-value and loyalty card transactions and check transactions. At the same time, Retail and Alliance Services provides merchants with the reliability, security and back-office services that are critical to their business success. Most of this segment’s revenue is derived from regional and local merchants. Retail and Alliance Services approaches the market through diversified sales channels including equity alliances, revenue sharing alliances and referral arrangements with over 440 financial institution partners, over 1,120 non-bank referral partners, and over 580 independent sales organization partners, as of December 31, 2009.

Financial Services

Financial Services provides financial institutions and other third parties with credit, debit and retail card processing; debit network services; output services, such as statement and letter printing, embossing and mailing services; and remittance processing services. The credit, debit and retail card processing businesses provide services that enable financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. Financial Services also provides personal identification number (“PIN”) debit network services through the STAR Network which enables PIN-secured debit transaction acceptance at approximately 2.3 million ATM and retail locations in the U.S. as of December 31, 2009.

International

International provides products and services in international markets that are similar to those offered by the Retail and Alliance Services and Financial Services segments in the U.S. International has operations in 36 countries, including the U.S., with regional management teams overseeing local operations.

Integrated Payment Systems

The principle business in the Integrated Payment Systems segment is official check services. Official checks are sold through independent agents, which are financial institutions. IPS also offers payment processing services and such other services will continue after the wind down of the official check business.

Operating Locations

The Company has domestic and international operations and regional or country offices where sales, customer service and/or administrative personnel are based. The international operations generate revenues from customers located and operating outside of the U.S. Revenues generated from processing transactions at locations within the U.S. (domestic) and outside of the U.S. (international), regardless of the segments to which the associated revenues applied, were 84% and 16% of FDC’s consolidated revenues for the year ended December 31, 2009, respectively. Long-lived assets attributable to domestic and international operations as percentages of FDC’s total long-lived assets as of December 31, 2009 were 86% and 14%, respectively. No individual foreign country is material to the Company’s total revenues or long-lived assets. Further financial information relating to the Company’s international and domestic revenues and long-lived assets is set forth in Note 16 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

First Data Products and Services Segment Information

Financial information relating to each of the Company’s segments is set forth in Note 16 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K. A discussion of factors potentially affecting the Company’s operations is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this form 10-K. The Company does not have any significant customers that account for 10% or more of total consolidated revenues. Refer to the following segment discussions, which address significant customer relationships within each segment.

The Company sold a merchant acquiring business in Canada as well as a debit and credit card issuing and acquiring processing business in Austria and Active Business Services, Ltd, all reported within the International segment, in November 2009, August 2009 and July 2008, respectively, and Peace Software, reported within the Financial Services segment, in October 2008. The results of divested businesses are excluded from segment results. The International and Financial Services performance measures have been adjusted for 2008 and 2007 to exclude the results of divested businesses. Retail and Alliance Services segment performance measures have been adjusted for 2008 and 2007 to reflect the sale of 12.5% of the Company’s ownership interest in the Wells Fargo Merchant Services alliance that occurred on December 31, 2008.

Retail and Alliance Services Segment

The Retail and Alliance Services segment is comprised of merchant acquiring and processing services, prepaid services and check verification, settlement and guarantee services.

Retail and Alliance Services segment revenues from external customers, segment EBITDA and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA, and consolidated assets:

	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
Segment revenues from external customers	49%	48%	50%	52%
Segment EBITDA	56%	55%	57%	58%
Assets (at December 31) (1)	64%	55%	45%

(1)	Segment assets in the successor periods were impacted by purchase accounting for the merger. Assets at December 31, 2008 were additionally impacted by a goodwill impairment recorded in the fourth quarter of 2008 as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

Description of Retail and Alliance Services Segment Operations

In the Retail and Alliance Services segment, revenues are derived primarily from providing merchant acquiring and processing services, prepaid services and check verification, settlement and guarantee services. Retail and Alliance Services businesses facilitate the acceptance of consumer transactions at the point of sale, whether it is a transaction at a physical merchant location or over the internet. A brief explanation of the segment’s service and product offerings is presented below.

Merchant acquiring and processing services

Merchant acquiring services facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards by authorizing, capturing and settling the merchants’ transactions. Acquiring services also provide POS devices and other equipment necessary to capture merchant transactions. A majority of these services are offered to the merchants through contractual alliance arrangements primarily with financial institutions, relationships with independent sales organizations and other referral/sales partners. The segment’s processing services include authorization, transaction capture, settlement, chargeback handling, and internet-based transaction processing. The vast majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover).

Revenues are generated from, among other things:

•

Discount fees charged to a merchant, net of credit card interchange and assessment fees charged by the bankcard associations or payment networks (Visa, MasterCard or Discover). The discount fee is typically either a percentage of the credit card transaction or the interchange fee plus a fixed dollar amount;

•	Processing fees charged to unconsolidated alliances discussed below;

•	Processing fees charged to merchant acquirers who have outsourced their transaction processing to the Company;

•	Selling and leasing POS devices; and

•	Debit network fees.

The items listed above are included in the Company’s consolidated revenues and, for equity earnings from unconsolidated alliances, the “Equity earnings in affiliates, net” line item in the Consolidated Statements of Operations. The Retail and Alliance Services segment revenue and EBITDA are presented using proportionate consolidation. In addition, segment revenue excludes debit network fees and other reimbursable items.

Retail and Alliance Services provides merchant acquiring and processing services, prepaid services and check verification, guarantee and settlement services to merchants operating in approximately 4.0 million locations across the U.S. Retail and Alliance Services provides full service merchant processing primarily on Visa and MasterCard transactions and PIN-debit at the point of sale.

Growth in the Retail and Alliance Services business is derived from entering into new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment and the strength of FDC’s alliances and relationships with banks and other entities. The Company’s alliance structures take on different forms, including consolidated subsidiaries, equity method investments and revenue sharing arrangements. Under the alliance and referral programs, the alliance/referral partners typically act as a merchant referral source. The Company benefits by providing processing services for the alliance/referral partners and their merchant customers. Both the Company and the alliance may provide management, sales, marketing, and other administrative services. The alliance strategy could be affected by further consolidation among financial institutions.

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

There are a number of different entities involved in a merchant transaction including the cardholder, card issuer, card association, merchant, merchant acquirer, electronic processor for credit and signature debit transactions, and debit network for PIN-debit transactions. The card issuer is the financial institution that issues credit or debit cards, authorizes transactions after determining whether the cardholder has sufficient available credit or funds for the transaction, and provides funds for the transaction. Some of these functions may be performed by an electronic processor (such as the Financial Services business) on behalf of the issuer. The card association is Visa or MasterCard, a debit network (such as STAR Network) or another payment network (such as Discover) that routes the transactions between the Company and the card issuer. The merchant is a business from which a product or service is purchased by a cardholder. The acquirer (such as the Company or one of its alliances) contracts with merchants to facilitate their acceptance of cards. A merchant acquirer may do its own processing or, more commonly, may outsource those functions to an electronic processor such as the Retail and Alliance Services segment. The acquirer/processor serves as an intermediary between the merchant and the card issuer by:

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

Prepaid services

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

EFS Transportation Services provides payment processing, settlement and specialized reporting services for transportation companies and owns and operates ATMs at truck stops. EFS Transportation Services is a closed loop payment processing system for transportation companies in the U.S. and Canada. Its products offer truck drivers a convenient way to purchase fuel, access cash and pay for repairs while on the road. Transportation companies use the processing system to manage their business daily through the internet or real time via a direct connection to a host.

Money Network offers prepaid products to address the needs of employers, employees, merchants and unbanked individuals. Money Network provides electronic payroll distribution solutions that reduce or eliminate an employer’s expense associated with traditional paper paychecks as well as other prepaid retail solutions.

Check verification, settlement and guarantee services

TeleCheck offers check verification, settlement and guarantee services using the Company’s proprietary database system to assist merchants in deciding whether accepting checks at the point-of-sale is a reasonable risk, or, further, to guarantee checks presented to merchants if they are approved. These services include risk management services, which utilize software, information and analysis to assist the merchant in the decision process and include identity fraud prevention and reduction. Revenues are earned primarily by charging merchant fees for check verification or guarantee services.

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

Retail and Alliance Services Segment Competition

The Company’s Retail and Alliance Services business competes with several service providers and financial institutions that provide these services to their merchant customers. In many cases, the merchant alliances also compete against each other for the same business. The check guarantee and verification products compete principally with the products of two other national companies.

The most significant competitive factors relate to price, brand, strength of financial institution partnership, breadth of features and functionality, scalability and servicing capability. The Retail and Alliance Services segment is further impacted by large merchant and large bank consolidation, card association business model expansion, and the expansion of new payment methods and devices.

In both the Retail and Alliance Services and Financial Services segments, the card associations and payment networks—Visa, MasterCard and Discover—are increasingly offering products and services that compete with the Company’s products and services.

Retail and Alliance Services Seasonality

Retail and Alliance Services’ revenues and earnings are impacted by the volume of consumer usage of credit cards, debit cards, stored value cards and checks written at the point of sale. Retail and Alliance Services generally experiences increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and around other nationally recognized holidays.

Retail and Alliance Services Geographic Mix and Revenues

Revenues from external customers for the Retail and Alliance Services segment are substantially all earned in the U.S. Merchant revenues outside of the U.S. are managed and reported by the Company’s International segment. Within the U.S., revenues from external customers are spread across the country since Retail and Alliance Services has merchant customers and alliance partners across geographic regions and a large percentage of its transactions occur at national merchants.

Retail and Alliance Services Significant Customers

The Retail and Alliance Services segment does not have any individually significant customers; however, the Company has two significant merchant alliance relationships with financial institutions. A third significant merchant alliance was terminated on November 1, 2008 as discussed in Note 4 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Financial Services Segment

The Financial Services segment is comprised of:

(1)	Credit and retail card processing services;

(2)	Debit network and processing services;

(3)	Output services; and

(4)	Other services including remittance processing.

Financial Services segment revenues from external customers, segment EBITDA, and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA and consolidated assets:

	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
Segment revenues from external customers	22%	22%	22%	24%
Segment EBITDA	31%	29%	29%	31%
Assets (at December 31) (1)	13%	14%	14%

(1)	Segment assets in the successor periods were impacted by purchase accounting for the merger. Assets at December 31, 2008 were additionally impacted by a goodwill impairment recorded in the fourth quarter of 2008 as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

Description of Financial Services Segment Operations

Financial Services provides issuer card and network solutions for credit, retail and debit card processing, debit network services (including the STAR network), output services to financial institutions and other organizations offering credit, debit and retail cards to consumers and businesses to manage customer accounts. Financial services also offers payment management solutions for recurring bill payment and services to improve customer communications, billing, online banking and consumer bill payment. Revenue and profit growth in these businesses is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in debit and credit card usage, growth from existing clients and sales to new clients and the related account conversions.

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

Credit and retail card issuing and processing services

Credit and retail card issuing and processing services provide outsourcing services to financial institutions and other issuers of cards, such as consumer finance companies and retailers. Financial Services clients include a wide variety of banks, savings and loan associations, group service providers, retailers and credit unions. Services provided include, among other things, account maintenance, transaction authorizing and posting, fraud and risk management services and settlement.

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

Debit network and processing services

The Company provides STAR Network access, PIN-debit and signature debit card processing services and ATM processing services, such as transaction routing, authorization, and settlement as well as ATM management and monitoring. The STAR Network represents a telecommunications network which is connected to thousands of financial institutions, merchants, payment processors, ATM processors, and card processors that participate in the network. In the merchant acquiring process flow described above in the Retail and Alliance Services segment discussion, STAR Network represents a debit network. When a merchant acquirer or ATM owner acquires a STAR Network transaction, it sends the transaction to the network switch, which is operated by the Company, which in turn routes the transaction to the appropriate participant for authorization. To be routed through the STAR Network switch, a transaction must be initiated with a card participating in the STAR Network at an ATM or POS terminal also participating in the STAR Network. STAR Network’s fees differ from those presented in the example above in the Retail and Alliance Services segment description in that the debit network charges less for PIN-debit transactions than do the card associations for credit and signature debit since there is substantially less risk involved in the PIN-debit transaction because PIN authentication is generally required and transactions are not approved unless there are sufficient funds in the customer’s bank account.

Revenue related to the STAR Network and debit card and ATM processing services is derived from fees payable under contracts but are driven more by monetary transactions processed rather than by accounts on file. The Company provides services which are driven by client transactions and are separately priced and negotiated with clients. In a situation in which a PIN-secured debit transaction uses the Company’s debit network and the Company is the debit card processor for the financial institution as well as the processor for the merchant, the Company receives: (1) a fee from the card issuing financial institution for running the transaction through the STAR Network switch, recognized in the Financial Services segment; (2) a fee from the card issuer for obtaining the authorization, recognized in the Financial Services segment; (3) a fee from the merchant for acquiring the transaction, which is recognized in the Retail and Alliance Services segment; and (4) a network acquirer fee from the merchant for accessing the STAR Network, which is recognized in the Financial Services segment. There are other possible configurations of transactions that result in the Company receiving multiple fees for a transaction, depending on the role the Company plays.

Output services

Output services consist of statement and letter printing, card embossing and mailing services. Services are provided to organizations that process accounts on the Company’s platform as described above and for clients that process accounts on alternative platforms. The Company provides these services primarily through in-house facilities. Revenues for output services are derived primarily on a per piece basis and consist of fees for the production and materials related to finished products. The mailing services drive a majority of the Company’s postage revenue.

Other services

Other services consist of the Company’s remittance processing and other services. The remittance processing business processes mail-in payments for third party organizations. Revenues for remittance processing services are derived primarily on a per transaction basis and consist of fees for processing consumer payments. Other services consist primarily of on-line banking and bill payment services.

Financial Services Pipeline

During 2009, the Company converted approximately 10.7 million accounts to its system. The pipeline at December 31, 2009 was approximately 2.8 million accounts, which are primarily credit accounts. The Company expects to convert these accounts in 2010.

Financial Services Segment Competition

The Company’s Financial Services segment competes with several other third-party card processors and debit networks in the U.S., as well as financial institutions with in-house operations to manage card issuance and maintenance. The Company also faces significant competition from regional and national operators of debit networks.

The most significant competitive factors are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, data security, scalability, and flexibility of infrastructure and servicing capability. The Financial Services business is further impacted by financial institution consolidation.

In both the Retail and Alliance Services and Financial Services segments, the card associations and payment networks—Visa, MasterCard and Discover—are increasingly offering products and services that compete with the Company’s products and services.

Financial Services Seasonality

Debit processing and STAR Network revenues and earnings are impacted by the volume of consumer usage of debit cards at the point of sale. Such volumes are generally impacted by increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and around other nationally recognized holidays.

Financial Services Geographic Mix and Revenues

Revenues from external customers for the Financial Services segment are substantially all earned in the U.S. Card issuing revenues outside of the U.S. are reported by the Company’s International segment. Within the U.S., revenues from external customers are geographically dispersed throughout the country.

Financial Services Significant Customers

No individual customer makes up more than 10% of the Financial Services segment revenue.

International Segment

The International segment is comprised of:

•	Credit, retail, debit and prepaid card processing;

•	Merchant acquiring and processing; and

•	ATM and POS processing, driving, acquiring and switching services.

International segment revenues from external customers, segment EBITDA and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA and consolidated assets:

	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
Segment revenues from external customers	25%	25%	25%	22%
Segment EBITDA	19%	17%	17%	15%
Assets (at December 31) (1)	15%	15%	12%

(1)	Segment assets in the successor periods were impacted by purchase accounting for the merger. Assets at December 31, 2008 were additionally impacted by a goodwill impairment recorded in the fourth quarter of 2008 as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

The merchant acquiring and card issuing services provided by the International segment are similar in nature to the services described above in the Retail and Alliance Services and Financial Services segments other than they include substantially all the services provided outside of the U.S. For a description of the International segment’s merchant acquiring and card issuing businesses refer to the Retail and Alliance Services and Financial Services segment descriptions provided above.

International Pipeline

During 2009 the Company converted approximately 2.6 million accounts to its systems. The pipeline at December 31, 2009 was approximately 5 million accounts, which are primarily credit accounts. The Company expects to convert these accounts in 2010.

International Segment Competition and Seasonality

Competition and seasonality within the International segment is similar to that of the Retail and Alliance Services and Financial Services segments for the respective product and service offerings and also includes third-party software providers. See discussions above. A noted difference from the U.S. operations is that generally there are more and smaller competitors because of the International segment’s global span.

International Geographic Mix

The following countries accounted for more than 10% of the segment’s revenues from external customers for the periods presented:

	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
United Kingdom	22%	23%	25%	25%
Germany	17%	17%	20%	20%
Australia	13%	12%	13%	15%

No individual foreign country was material to the Company’s consolidated revenues.

International Significant Customers

No individual customer makes up more than 10% of the International segment revenue.

Integrated Payment Systems Segment

The principle business in the Integrated Payment Systems segment is official check services.

The Company is gradually exiting the official check line of business. The majority of the clients of this business deconverted during 2008 and there will be no new official check and money order business beyond April 2010. IPS will continue to use its licenses to offer payment services that fall under state and federal regulations and the business will continue to operate in a much reduced capacity after all of the client deconversions as outstanding official check and money order clearance activity winds down.

On October 1, 2009, IPS assigned and transferred to Western Union, among other things, certain assets, liabilities and equipment used by IPS to issue retail money orders. As of the closing date noted above, Western Union assumed IPS’s role as issuer of the retail money orders, however, IPS continues to process money orders for Western Union when they are presented for payment.

Integrated Payment Systems segment revenues from external customers excluding an adjustment to reflect 2007 segment revenue on a pretax equivalent basis, segment EBITDA and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA and consolidated assets:

	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
Segment revenue from external customers	0%	1%	(1)%	(2)%
Segment EBITDA (1)	(1)%	0%	3%	2%
Assets (at December 31)	3%	11%	25%

(1)	Represents IPS segment EBITDA excluding the adjustment for the wind-down of the official check business as a percentage of total segment and All Other and Corporate EBITDA also excluding such adjustment. IPS segment EBITDA including such adjustment was zero for all periods presented.

Official checks

IPS issues official checks, which are sold by agents that are financial institutions. Official checks serve as an alternative to a bank’s own items such as cashiers or bank checks.

An official check transaction is initiated when a consumer or business procures an official check from one of the Company’s agents. The agent generally is required to remit the funds collected from the consumer to IPS the same day or the following day. IPS pays some of its agents commissions based on short-term variable interest rates and the balance of outstanding official checks attributable to the individual agent. IPS nets the commissions paid to agents against the revenues it earns from its investments.

The official check service generates revenue primarily through the ability to invest funds pending settlement. IPS invests these funds in investments with an objective to minimize its exposure to credit risks. These investments were primarily in short-term taxable investments in 2009 as well as some corporate bonds and student loan auction-rate securities that have been classified as long-term. Prior to 2008, these investments were primarily in tax exempt securities.

Integrated Payment Systems Significant Customers

During 2009, IPS had a significant relationship with one client.

All Other and Corporate

The remainder of the Company’s business units are grouped in the All Other and Corporate category, which includes First Data Government Solutions (“FDGS”) and smaller businesses and corporate operations.

FDGS operates payment systems and related technologies in the government sector. For instance, FDGS provides electronic tax payment processing services for the Electronic Federal Tax Payment System.

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

All Other and Corporate Significant Customers

During 2009, the Company had a significant relationship with one client whose revenues represented approximately 33% of the All Other and Corporate segment revenue for the year ended December 31, 2009.

Intellectual Property

The Company owns many trademarks, trade names, patents and other intellectual property that are important to its future success. The only intellectual property rights which are individually material to the Company are the FIRST DATA trademark and trade name and the STAR trademark and trade name. The STAR trademark and trade name are used in the Financial Services segment. The FIRST DATA trademark and trade name are associated with quality and reliable electronic commerce and payments solutions. Financial institutions and merchants associate the STAR trademark and trade name with quality and reliable debit network services and processing services. Loss of the proprietary use of the FIRST DATA or STAR trademarks and trade names or a diminution in the perceived quality associated with these names could harm the growth of the Company’s businesses. Also important, but not individually material, are the VisionPLUS and FirstVision trademarks and software. VisionPLUS and FirstVision are recognized globally as a quality software product and card processing system, respectively. The software is important to the Company’s global expansion.

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

Employees and Labor

At December 31, 2009, the Company employed approximately 24,900 employees, approximately 96% of which were full-time employees. The majority of the employees of the Company’s subsidiaries outside of the U.S. are subject to the terms of individual employment agreements. One of the Company’s wholly owned subsidiaries has approximately 1,700 employees in the United Kingdom, about 25% of whom are members of Unite trade union. Employees of the Company’s subsidiaries in Vienna, Austria; Frankfurt, Germany; Nürnberg, Germany are also represented by local works councils and a portion of the Frankfurt workforce is covered by a union contract. Certain employees of the Company’s Korean subsidiary are represented by a Labor-Management council. Employees in certain other countries are also covered by the terms of industry-specific national collective agreements. None of the Company’s employees are otherwise represented by any labor organization in the U.S. The Company believes that its relations with its employees and the labor organizations identified above are in good standing.

Available Information

FDC’s principal executive offices are located at 5565 Glenridge Connector, N.E, Suite 2000, Atlanta, Georgia 30342, telephone (404) 890-2000. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to shareholders and other interested parties through the “About First Data”, “Investor Relations” portion of the Company’s web site, www.firstdata.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a web site, www.sec.gov, which contains reports and other information filed electronically with the SEC by the Company. The Company’s Audit Committee Charter,

Governance Compensation and Nominations Committee Charter, Technology and Investments Committee Charter, and Code of Conduct for Senior Financial Officers are available without charge through the “About First Data”, “Investor Relations”, “Corporate Governance” portion of the Company’s web site, listed above, or by writing to the attention of Investor Relations at the address listed above.

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

Association and Network Rules

A number of the Company’s subsidiaries are subject to payment network rules of MasterCard, Visa and other associations. First Data Loan Company Canada (“FDLCC”) is a member of MasterCard and Visa and First Data Cono Sur, S.A. is a member of MasterCard in Argentina and Uruguay and both subsidiaries are subject to the rules of such associations. First Data Canada Merchant Solutions ULC is a member of Interac and subject to its rules and First Data Global Services Limited is a subscriber to PULSE and is therefore subject to rules applicable to its members. First Data Resources, LLC, First Data Merchant Services Corporation, FDRL, First Data Deutschland, First Data Hellas Processing Services and Holdings S.A., First Data Latvia, First Data Lithuania, First Data Polska S.A., First Data Slovakia, First Data Austria, First Data Resources Australia Limited (“FDRA”), BWA Merchant Services Pty Limited (“BWAMS”), Omnipay Limited, First Data Acquisition Corp., First Data Merchant Services Mexico, S. de R.L. de C.V., First Merchant Service GmbH, AIB Merchant Services, European Merchant Services, BNL Positivity, Merchant Solutions Private Limited (as incorporated in Singapore, Hong Kong, Bangladesh and Sri Lanka), Merchant Solutions Private (Macau) Limited, Merchant Solutions Sdn Bhd, POS Merchant Solutions (B) Sdn Bhd, POS Merchant Solutions Private Limited, Merchant Solutions (Shanghai) Consulting Co. Ltd and STAR Network are registered with Visa and/or MasterCard as service providers for member institutions and application for the registration of ICICI Merchant Services Private Limited has been made. In those situations where the Company serves as a service provider to member institutions, the Company is not an issuer or an acquirer under Visa’s and MasterCard’s rules.

Various subsidiaries of the Company are also processor level members of numerous debit and electronic benefits transaction (“EBT”) networks, such as Star Networks, Inc., Star Processing Inc., First Data Merchant Services Corporation, and Concord Transaction Services, LLC, or are otherwise subject to various network rules in connection with processing services and other services they provide to their customers and a number of the Company’s subsidiaries are providing processing and other services related to ATM deployment to customers. As such, the Company is subject to applicable card association, network and national scheme rules, which could subject the Company to a variety of fines or penalties that may be levied by the card associations, banking associations or networks for certain acts and/or omissions by the Company, its sponsorees, acquirer customers, processing customers and/or merchants. The Company mitigates this risk by maintaining an extensive card association and network compliance function. The Company is also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by the Company using the Automated Clearing House Network and to various state and Federal laws regarding such operations, including laws pertaining to EBT.

Cashcard Australia Limited (“Cashcard”) is a member of the Australian Consumer Electronic Clearing System (“CECS”), which is a debit payment system regulated by network operating rules established and administered by Australian Payments Clearing Association Limited and which facilitates the clearing and settlement of ATM and Electronic Funds Transfer at Point of Sale (“EFTPOS”) payments in Australia. Cashcard is also a member of the ATM Access Company Limited and the EFTPOS Access Company Limited which respectively administers reciprocal access and interchange arrangements for ATMs and EFTPOS in Australia. The network operating rules, ATM Access Code and EFTPOS Access Code impose a variety of sanctions, including suspension or termination of membership and fines for non-compliance. Cashcard also operates its own network of members, regulated by rules promulgated by Cashcard, which facilitates access to CECS for Cashcard’s member institutions. To enable Cashcard to settle in CECS direct with banks and financial institutions, Cashcard maintains an Exchange Settlement Account (“ESA”) which is supervised by the Reserve Bank of Australia through its delegate, the Australian Prudential Regulatory Authority (“APRA”), and which requires Cashcard to adhere to conditions imposed by APRA, such as maintaining a minimum balance in the ESA.

The Company’s subsidiary in Germany, TeleCash GmbH & Co. KG (“TeleCash”), is certified and regulated as a processor for domestic German debit card transactions by the Zentraler Kreditausschuss (“ZKA”), the German banking association. Failure to comply with the technical requirements set forth by the ZKA may result in suspension or termination of services.

Banking Regulation

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

In the European Union, Directive 2007/60 EG, the “Payment Services Directive”, was released by the European Parliament and by the Council on November 13, 2007, setting a framework for future regulation of bodies and corporations such as the national central banks, financial institutions, e-money institutes and payment institutions. The Payment Services Directive was implemented in most EU member states via national legislation effective November 1, 2009. As a result of the implementation of the Payment Services Directive, a number of the Company’s subsidiaries have applied for a Payment Institution License which would subject these entities to regulation and oversight in the applicable member state. First Merchant Processing (Ireland) Limited and First Merchant Processing (UK) have been granted Payment Institution Licenses by the Irish Financial Regulator. EMS has submitted its Payment Institution License application to the Dutch National Bank and First Merchant Solutions GmbH have submitted its Payment Institution License application to the BaFin in Germany.

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

Privacy and Information Security Regulations

Each of the Company’s segments provides services that may be subject to various state, federal and foreign privacy laws and regulations. Relevant federal privacy laws include the Gramm-Leach-Bliley Act, which applies directly to a broad range of financial institutions and indirectly (or in some instances directly) to companies that provide services to financial institutions, and the Health Insurance Portability and Accountability Act, which applies directly to certain healthcare-related businesses and indirectly (or in some instances directly) to companies that provide services to such businesses. Relevant foreign privacy laws include Directive 95/46 EC of the European Parliament and of the Council of 24 October 1995, as such directive is implemented in each member state of the European Union (however each member state has its own privacy laws which in some cases may be more restrictive than the Directive and impose additional duties on companies regarding handling/transfer of personal data); the Australian Privacy Act of 1988; and the Personal Information Protection and Electronic Documents Act in Canada. These laws and their implementing regulations restrict the collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and Driver’s License Numbers, etc. Certain state laws impose similar privacy obligations as well as, in certain circumstances, obligations to provide notification to affected individuals, state officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information.

Credit Reporting and Debt Collections Regulations

TeleCheck Services Inc. (“TeleCheck”) is subject to the Federal Fair Credit Reporting Act (“FCRA”) and various similar state laws based on TeleCheck’s maintenance of a database containing the check-writing histories of consumers and the use of that information in connection with its check verification and guarantee services.

The collection business within TRS Recovery Services, Inc. (“TRS”) is subject to the Fair Debt Collection Practices Act and various similar state laws. TRS has licenses in a number of states in order to engage in collection in those states. FDRL has a license under the Consumer Credit Act to enable it to undertake collections activity on behalf of its card issuing customers through calls and letters to the debtors. First Data Deutschland and TeleCash in Germany each hold a license under the German Legal Services Act to undertake collections activities on behalf of its card issuing customers as well as against their own debtors.

TeleCheck or TRS may become subject to further regulation in the future as legislatures and government agencies, both federal and state, enact additional legislation or issue regulations aimed at regulating collection activities, the collection, storage and use of data and databases regarding consumers. In particular, laws regulating activities with respect to current or emerging technology such as the use of automated dialers or pre-recorded messaging or calls to cellular phones could impair the collection by TRS of returned checks, including those purchased under TeleCheck’s guarantee services. Moreover, reducing or eliminating access to and use of information on drivers licenses, requiring blocking of access to credit reports or scores, mandating score or scoring methodology disclosure and proscribing the maintenance or use of consumer databases, including a consumer’s rights to affect the usable content of databases, could reduce the effectiveness of TeleCheck’s risk management tools or otherwise increase its costs of doing business. Such legislation could also affect the business of First Data Solutions, which provides access to non-FCRA data for identity verification and fraud-prevention purposes, by imposing new regulatory requirements or restricting the availability and completeness of consumer data.

In Australia, FDRA and BWA Merchant Services Pty. Ltd. are subject to the Privacy Act with respect to obtaining credit reports. No license is currently required but the Act regulates the persons to whom credit reports can be provided by credit reporting agencies and the uses and disclosures that can be made of the information contained in credit reports obtained about consumers.

In Greece, D.Man S.A., engages in debt collection activities and is subject to the provisions of the Greek law “On the Regulation of Notification of Debtors for Overdue Debts Relating to Financial Products” and registered as a Debt Notification Company under such law.

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

Escheat Regulations

The Company is subject to unclaimed or abandoned property (escheat) laws in the U.S. and abroad which require the Company to turn over to certain government authorities the property of others held by the Company that has been unclaimed for a specified period of time such as, in the Integrated Payment Systems segment, payment instruments that have not been presented for payment or, in the Retail and Alliance Services segment, account balances that cannot be returned to a merchant following discontinuation of its relationship with the Company. A number of the Company’s subsidiaries hold property subject to escheat laws and the Company has an ongoing program to comply with those laws. The Company is subject to audit by individual U.S. states with regard to the Company’s escheatment practices.

Other

Stored-value services offered to issuers by First Data Prepaid Services (“FDPS”) in the U.S., and by First Data’s International businesses (“First Data International”) outside the U.S. are subject to various federal, state and foreign laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. For example, the Credit CARD Act of 2009 created new requirements applicable to general-use prepaid cards, store gift cards, and electronic gift certificates effective August 22, 2010, and the Federal Reserve Board published on November 20, 2009, a proposed rule to amend Regulation E with respect to such cards and electronic certificates. These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on, FDPS, First Data International, financial institutions, merchants or others is in flux. At this time the Company is unable to determine the impact that the clarification of these laws and their future interpretations, as well as new laws, may have on FDPS, First Data International, financial institutions, merchants or others in a number of jurisdictions. These services may also be subject to the rules and regulations of the various international, domestic and regional schemes, Networks and Associations in which FDPS, First Data International and the card issuers participate. These schemes, Networks or Associations may, generally in their discretion, modify these rules and regulations and such modifications could also impact FDPS, First Data International, financial institutions, merchants and others.

New regulation of the payments industry in the U.S. and abroad that is applicable to the Company’s customers could impact the Company as well. For example, the Federal Reserve Board has issued rules amending Regulation Z (rules implementing the Truth in Lending Act) that impose new restrictions on certain credit card practices and require increased consumer disclosure effective February 22, 2010 and July 1, 2010. As further example, the Canadian Department of Finance promulgated similar new rules (the Credit Business Practices Regulations) and rules amending the existing Cost of Borrowing Regulations with effective dates in 2010. In addition, the Housing Assistance Tax Act of 2008 included an amendment to the Internal Revenue Code that requires information returns to be made for each calendar year by merchant acquiring entities and third party settlement organizations with respect to payments made in settlement of payment card transactions and third party payment network transactions occurring in that calendar year. This requirement to make information returns applies to returns for calendar years beginning after December 31, 2010. These new regulations may require the Company to incur additional costs to modify its systems so that the Company may provide compliant services but may also provide opportunities for the Company to offer additional revenue producing services to its customers.

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

•

exposing the Company to the risk of increased interest rates because certain of its borrowings, including and most significantly borrowings under the Company’s senior secured credit facilities, are at variable rates of interest;

•

making it more difficult for the Company to satisfy its obligations with respect to its indebtedness, and any failure to comply with the obligations of any of the Company’s debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the notes and the agreements governing such other indebtedness;

•	restricting the Company from making strategic acquisitions or causing the Company to make non-strategic divestitures;

•	making it more difficult for the Company to obtain network sponsorship and clearing services from financial institutions;

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

The Company has been an active business acquirer both in the United States and internationally, and may continue to be active in the future. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration (managing the complex process of integrating the acquired company’s people, products, technology and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). The Company, Bank of America, N.A. and Rockmount Investments, LLC recently formed Banc of America Merchant Services, LLC (“BAMS”). Processing, technology and operational synergies of BAMS are dependent upon the successful migration of merchant accounts to the Company. Any failure to migrate accounts or material adverse impact to merchants from potential conversion issues could negatively impact the Company’s business and result in a reduction of the Company’s revenue and profit.

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

The Company depends, in part, on its merchant relationships and alliances to grow the Company’s Retail and Alliance Services business. If the Company is unable to maintain these relationships and alliances, the Company’s business may be adversely affected.

Growth in the Company’s Retail and Alliance Services business is derived primarily from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment and the strength of the Company’s alliance partnerships with banks and financial institutions and other third parties. A substantial portion of the Company’s business is conducted through “alliances” with banks and other institutions. The Company’s alliance structures take on different forms, including consolidated subsidiaries, equity method investments and revenue sharing arrangements. Under the alliance program, the Company and a bank or other institution form an alliance, either contractually or through a separate legal entity. Merchant contracts may be contributed to the alliance by the Company and/or the bank or institution. The banks and other institutions generally provide card association sponsorship, clearing and settlement services. These institutions typically act as a merchant referral source when the institution has an existing banking or other relationship. The Company provides transaction processing and related functions. Both alliance partners may provide management, sales, marketing, and other administrative services. The alliance structure allows the Company to be the processor for multiple financial institutions, any one of which may be selected by the merchant as their bank partner. The Company relies on the continuing growth of its merchant relationships, alliances and other distribution channels. There can be no guarantee that this growth will continue. The loss of merchant relationships or alliance and financial institution partners could negatively impact the Company’s business and result in a reduction of the Company’s revenue and profit.

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

The Company has experienced the negative impact of the substantial bank industry consolidation in recent years. Bank industry consolidation impacts existing and potential clients in the Company’s service areas, primarily in Financial Services and Retail and Alliance Services. The Company’s alliance strategy could be negatively impacted as a result of consolidations, especially where the banks involved are committed to their internal merchant processing businesses that compete with the Company. Bank consolidation has led to an increasingly concentrated client base in the industry, resulting in a changing client mix for Financial Services as well as increased price compression. Further consolidation in the bank industry or other client base could have a negative impact on the Company.

The Company is subject to the credit risk that its merchants will be unable to satisfy obligations for which the Company may also be liable.

The Company is subject to the credit risk of its merchants being unable to satisfy obligations for which the Company also may be liable. For example, the Company and its merchant acquiring alliances are contingently liable for transactions originally acquired by the Company that are disputed by the card holder and charged back to the merchants. If the Company or the alliance are unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, the Company or the alliance will bear the loss for the amount of the refund paid to the cardholder. The Company has an active program to manage its credit risk and often mitigates its risk by obtaining collateral. Notwithstanding the Company’s program for managing its credit risk, it is possible that a default on such obligations by one or more of the Company’s merchants could have a material adverse effect on the Company’s business.

The Company’s cost saving plans are based on assumptions that may prove to be inaccurate which may negatively impact the Company’s operating results.

The Company is implementing cost improvement and cost containment programs across all of the Company’s business segments. While the Company expects its cost saving initiatives to result in significant cost savings throughout the Company’s organization, its estimated savings are based on several assumptions that may prove to be inaccurate, and as a result the Company cannot assure that it will realize these cost savings. The failure to achieve the Company’s estimated cost savings would negatively affect its financial condition and results of operations.

The ability to adopt technology to changing industry and customer needs or trends may affect the Company’s competitiveness or demand for the Company’s products, which may adversely affect the Company’s operating results.

Changes in technology may limit the competitiveness of and demand for the Company’s services. The Company’s businesses operate in industries that are subject to technological advancements, developing industry standards and changing customer needs and preferences. Also, the Company’s customers continue to adopt new technology for business and personal uses. The Company must anticipate and respond to these industry and customer changes in order to remain competitive within the Company’s relative markets. For example, the ability to adopt technological advancements surrounding point-of-sale (“POS”) technology available to merchants could have an impact on the Company’s International and Retail and Alliance Services business. The Company’s inability to respond to new competitors and technological advancements could impact all of the Company’s businesses.

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

The Company and its customers are subject to regulations that affect the electronic payments industry in the many countries in which the Company’s services are used. In particular, the Company’s customers are subject to numerous regulations applicable to banks, financial institutions and card issuers in the United States and abroad, and, consequently, the Company is at times affected by such federal, state and local regulations. Regulation of the payments industry, including regulations applicable to the Company and its customers, has increased significantly in recent years. Failure to comply with regulations may result in the suspension or revocation of license or registration, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines which could have an adverse effect on the Company’s financial condition. The Company is subject to U.S. and international financial services regulations, a myriad of consumer protection laws, escheat regulations and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on the Company. In addition, even an inadvertent failure by the Company to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage the Company’s reputation or brands. There is also increasing scrutiny of a number of credit card practices, from which some of the Company’s customers derive significant revenue, by the U.S. Congress and governmental agencies. The Company has structured its business in accordance with existing tax laws and interpretations of such laws which have been confirmed through either tax rulings or opinions obtained in various jurisdictions including those related to value added taxes in Europe. Changes in tax laws or their interpretations could decrease the value of revenues the Company receives, the value of tax loss carryforwards and tax credits recorded on the Company’s balance sheet and the amount of the Company’s cash flow and have a material adverse impact on the Company’s business.

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

The Company depends heavily on the reliability of its processing systems in the Company’s core businesses. A system outage or data loss could have a material adverse effect on the Company’s business, financial condition and results of operations. Not only would the Company suffer damage to its reputation in the event of a system outage or data loss, but the Company may also be liable to third parties. Many of the Company’s contractual agreements with financial institutions require the payment of penalties if the Company’s systems do not meet certain operating standards. To successfully operate the Company’s business, the Company must be able to protect its processing and other systems from interruption, including from events that may be beyond the Company’s control. Events that could cause system interruptions include, but are not limited to, fire, natural disaster, unauthorized entry, power loss, telecommunications failure, computer viruses, terrorist acts and war. Although the Company has taken steps to protect against data loss and system failures, there is still risk that it may lose critical data or experience system failures. The Company performs the vast majority of disaster recovery operations itself, though it utilizes select third parties for some aspects of recovery, particularly internationally. To the extent the Company outsources its disaster recovery, it is at risk of the vendor’s unresponsiveness in the event of breakdowns in the Company’s systems. Furthermore, the Company’s property and business interruption insurance may not be adequate to compensate it for all losses or failures that may occur.

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

As of December 31, 2009, the Company and its subsidiaries owned or leased approximately 83 domestic properties and approximately 88 international properties. These facilities are used for operational, sales and administrative purposes, and are substantially all currently being utilized.

	Leased Facilities		Owned Facilities
	No.	Sq. Ft.	No.	Sq. Ft.
Facilities in the United States
Retail and Alliance Services	32	1,028,806	5	623,280
Financial Services	21	714,920	12	1,826,719
Integrated Payment Systems	1	30,022	—	—
All Other and Corporate	10	661,981	2	140,600

International Facilities
Retail and Alliance Services	1	2,250	—	—
International	80	1,128,447	7	430,363

Retail and Alliance Services’ principal operations are conducted in Melville, New York; Hagerstown, Maryland; Coral Springs, Florida and Houston, Texas. The principal operations for Financial Services are located in Omaha, Nebraska; Wilmington, Delaware; Maitland, Florida; and Chesapeake, Virginia. The principal operations for International are located in Basildon, United Kingdom; Frankfurt, Germany; Athens (Kryoneri), Greece; Sydney, Australia; and Buenos Aires, Argentina. The Company’s All Other and Corporate facilities include the Company’s corporate offices in Atlanta, Georgia and Greenwood Village, Colorado.

The Company believes that its facilities are suitable and adequate for its current business; however, the Company periodically reviews its space requirements and may acquire new space to meet the needs of its businesses or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except the matter reported below.

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

On August 3, 2007, Concord filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. On March 24, 2008, the Court entered an order granting the defendants’ motions for partial summary judgment, finding that the claims raised in this case would need to be addressed under a “Rule of Reason” analysis. On February 2, 2009, the Plaintiffs filed a Second Amended Complaint and on April 6, 2009, the defendants filed a Motion to Dismiss the Second Amended Complaint. On September 4, 2009, the Court entered an order dismissing the Second Amended Complaint and, on October 16, 2009, the Plaintiffs filed a Third Amended Complaint. The defendants filed a motion to dismiss the Third Amended Complaint on November 13, 2009.

The Company believes the complaints are without merit and intends to vigorously defend them.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s common stock. The Company had one record holder of common stock on March 1, 2010, and no equity securities of the Company are authorized for issuance under any equity compensation plan.

In 2008, the Company paid two dividends that totaled $1.8 million. The senior secured revolving credit facility, senior secured term loan facility, and the indentures for the senior notes, senior PIK notes, and senior subordinated notes limit the Company’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 13 to the accompanying financial statements included in Item 8 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

The Notes to the Consolidated Financial Statements contain additional information about various acquisitions, dispositions, and certain charges and benefits resulting from other operating expenses, and other income (expense) which affect the comparability of information presented. Certain prior years’ amounts have been reclassified to conform to the current year presentation.

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

The Company classified Western Union, Primary Payment Systems, IDLogix and Taxware as discontinued operations in 2006 and 2005 has been reclassified from historically reported results to reflect the impact. Amounts below include acquisitions since the date acquired. All results are in millions, or as otherwise noted.

In 2008, the Company changed to a classified balance sheet presentation. Balance sheet data for 2007 and 2006 have been adjusted to conform to this presentation.

	Successor			Predecessor
	Year ended December 31,		Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007	Year ended December 31,
	2009	2008			2006	2005
Statement of operations data:
Revenues	$9,313.8	$8,811.3	$2,278.5	$5,772.9	$7,076.4	$6,526.1
Operating expenses (a)	8,869.3	8,032.6	2,123.7	5,209.2	5,990.9	5,461.0
Other operating expenses (b)(d)	289.7	3,255.6	(0.2)	23.3	5.0	142.6
Interest income	11.7	26.0	17.9	30.8	55.5	12.4
Interest expense	(1,796.4)	(1,964.9)	(584.7)	(103.6)	(248.0)	(190.9)
Other income (expense) (c)	(61.3)	(14.4)	(74.0)	4.9	22.6	145.8
Net (loss) income from continuing operations (d)	(1,014.6)	(3,608.0)	(262.9)	569.7	990.0	934.4
Net (loss) income from discontinued operations	—	—	—	(3.9)	690.0	911.6
Depreciation and amortization (e)	1,553.8	1,559.6	427.2	540.2	700.8	689.0

Balance sheet data (at year-end):
Total assets	$39,735.4	$38,176.1	$52,509.3		$34,565.8	$34,248.5
Total current assets (including current settlement assets)	10,461.6	11,393.5	20,641.6		11,229.3	*
Total current and long-term settlement assets	7,351.0	8,662.9	18,228.4		19,149.8	16,076.3
Assets held for sale and spin-off	—	—	—		—	3,812.6
Total liabilities	34,408.4	35,773.8	45,609.2		24,312.7	25,714.0
Total current liabilities (including current settlement obligations)	9,455.2	10,778.0	20,349.5		20,920.1	*
Settlement obligations	7,394.7	8,680.6	18,228.4		19,166.5	16,152.5
Long-term borrowings	22,304.9	22,075.2	21,953.5		2,294.3	3,961.1
Other long-term liabilities	2,648.3	2,920.6	3,306.2		1,098.3	*
Liabilities related to sale and spin-off	—	—	—		—	1,730.6
Redeemable noncontrolling interests	226.9	—	—		—	—
Total First Data Corporation stockholders’ equity	1,585.3	2,377.9	6,829.0		10,141.2	8,457.0
Noncontrolling interests	3,514.8	24.4	71.1		111.9	77.5
Total equity	5,100.1	2,402.3	6,900.1		10,253.1	8,534.5

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Summary operating data:
At year-end—
Domestic active card accounts on file (in millions) (f)	120.9	127.6	128.3	116.8	91.9
International card accounts on file (in millions) (g)	80.9	80.1	62.5	47.3	30.9
For the year—
Domestic merchant transactions (in millions) (h)	28,257.8	26,856.9	25,359.0	22,626.0	19,882.2
Domestic debit issuer transactions (in millions) (i)	12,222.5	12,042.2	11,651.4	10,572.4	8,988.2
International transactions (in millions) (j)	5,826.8	5,397.2	4,525.5	3,763.7	2,816.0

(a)	Operating expenses include Cost of services; Cost of products sold; Selling, general and administrative; Reimbursable debit network fees, postage and other; and Depreciation and amortization.
(b)	Other operating expenses include Restructuring, net; Impairments; Litigation and regulatory settlements; and Other charges.
(c)	Other income (expense) includes Investment gains and (losses); Derivative financial instruments gains and (losses); Divestitures, net; Debt repayment gains and (losses); and Non-operating foreign currency gains and (losses).
(d)	Includes a goodwill impairment charge in 2008 of $3.2 billion.
(e)	Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” and amortization related to equity method investments which is netted within “Equity earnings in affiliates” in the Consolidated Statements of Operations.
(f)	Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.
(g)	International card accounts on file include bankcard and retail.
(h)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions include 100% of the Chase Paymentech Solutions alliance transactions in 2007 and through the November 1, 2008 termination date. Subsequent to the termination of the alliance, domestic merchant transactions include transactions related to the Company’s 49% proportionate share of the alliance’s assets rather than 100% of alliance activity. In addition, domestic merchant transactions include activity for JPMorgan Chase merchants that continue to process on the Company’s platforms. The domestic merchant transactions continue to reflect all Wells Fargo Merchant Services alliance transactions despite the deconsolidation of the alliance effective December 31, 2008. Domestic merchant transactions for 2009 also include all of the transactions related to merchants contributed by Bank of America to the Banc of America Merchant Services alliance since the alliance was formed on June 26, 2009.
(i)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.
(j)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.
*	Information not available

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Data Corporation (“FDC” or “the Company”), with global headquarters and principal executive offices in Atlanta, Georgia, operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; prepaid card services; and check verification, settlement and guarantee services.

To achieve its financial objectives, the Company focuses on internal revenue growth. Internal growth is achieved through focused sales force efforts and entering into new and strengthening existing alliance partner relationships. Internal growth also is driven through increased demand through growth of clients and partners. The Company has long-standing relationships and long-term contracts with many of these clients and partners. The length of the contracts varies across the Company’s business units, but the majority are for multiple years.

Segment Realignment

Effective January 1, 2009, the Company’s Chief Executive Officer began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. Segment results for 2008 and 2007 have been adjusted to reflect the new structure. The Company is organized in three primary segments: Retail and Alliance Services, Financial Services and International. In addition, the Company currently operates its official check business through it Integrated Payment Systems (“IPS”) segment but is in the process of winding-down the official check business. The most significant changes were check verification, settlement and guarantee services moving from the Financial Services segment into the Retail and Alliance Services segment as well as the Prepaid Services segment moving into the Retail and Alliance Services segment. Each of the segments is discussed in more detail in the “Segment Discussion” section below.

Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is presented for the successor years ended December 31, 2009 and 2008 as well as the successor period from September 25, 2007 through December 31, 2007 and the predecessor period from January 1, 2007 through September 24, 2007. The full year 2007 is also presented on a pro forma basis. Predecessor and successor periods primarily relate to the periods preceding the merger (refer to “Merger” in “2007 Overview” below) and the periods succeeding the merger, respectively. The Company believes that the discussion on a pro forma basis is a useful supplement to the historical results as it allows the 2007 results of operations to be analyzed on a more comparable basis to 2008 full year results. See the 2007 unaudited pro forma condensed consolidated statement of operations below which reflects the consolidated results of operations as if the merger had occurred on January 1, 2007. Note that there were no adjustments in the calculation of pro forma revenue and the most significant pro forma adjustments in the calculation of pro forma expense pertained to depreciation and amortization of the re-valued fixed assets and intangible assets and to interest expense on the debt issued in connection with the merger.

The Company adopted new accounting guidance effective January 1, 2009 which requires that earnings attributed to noncontrolling interests (formerly known as minority interests) be reported as part of consolidated earnings and not as a separate component of income or expense. The Company’s Consolidated Statements of Operations for 2008 and 2007 have been revised to conform to the presentation requirements of the new guidance. In addition, presentation of transactions related to noncontrolling interests in the Company’s Consolidated Statements of Cash Flows in 2008 and 2007 have been revised to reclassify such items from “Cash Flows from Operating Activities” and “Cash Flows from Investing Activities” to “Cash Flows from Financing Activities.”

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

BofA’s and the Company’s contributions to the newly formed company were principally comprised of merchant acquiring contract rights and relationships and sales forces. The Company’s contribution was most significantly comprised of assets received upon the November 1, 2008 termination of the Chase Paymentech SolutionsTM (“CPS”) alliance, though certain other assets were included as well. Rockmount’s contribution was in the form of cash totaling $321.7 million of which $128.7 million represents the cash contributed to Rockmount by the Company for its 40% investment noted above.

Rockmount may, at the sole option of the third-party owning a controlling interest in Rockmount, require that BAMS redeem Rockmount’s interest in BAMS. This option is available during a specified period of time after each of the fourth quarter of 2009 and the first and second quarters of 2010, and upon certain conditions, additional periods thereafter. Rockmount did not exercise their option after the fourth quarter 2009. Rockmount’s interest would be redeemed by BAMS for an amount of cash based on Rockmount’s capital account balance in BAMS immediately prior to the redemption subject to an additional adjustment to be paid or received by the Company and BofA based on the level of BAMS revenues for the trailing 12 month period ending at the end of the fiscal quarter immediately prior to the exercise or extension of the option. Since Rockmount has the ability to put its interests to BAMS (a consolidated subsidiary of the Company), the Company has classified the 3% non-voting interest attributable to the third-party investor as Redeemable noncontrolling interest in the Consolidated Balance Sheet rather than as Equity. The 2% non-voting interest attributable to the Company is included with the Company’s direct voting interest in balances attributable to the Company in the Consolidated Financial Statements.

The formation of BAMS was accounted for by the Company as a sale of a noncontrolling interest in a subsidiary and a purchase business combination. The Company recorded a gain of approximately $33 million ($21 million, net of taxes), through adjustments to additional paid in capital and noncontrolling interest. The gain was not material as the assets comprising the most significant portion of the Company’s contribution were recently adjusted to fair value in the fourth quarter 2008 in connection with the November 1, 2008 termination of the CPS alliance.

In comparing 2009 to 2008 in the “Consolidated Results” below, the impact of the BAMS alliance will be quantified based on the contribution made by BofA as the assets contributed by the Company will continue to be discussed as part of the termination of the CPS alliance.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Purchase price allocation

The assets contributed to BAMS by the Company continue to be recorded at the Company’s carrying basis, which for the majority of assets was established effective November 1, 2008 as described immediately above net of applicable amortization expense subsequently recognized, and the assets contributed by BofA were recorded at their estimated fair value. The fair value of the BofA contribution to BAMS was determined by estimating the BAMS enterprise value and attributing the appropriate portion of that value to such contribution. The Company relied in part upon a third party valuation firm in determining the enterprise value of BAMS. All key assumptions and valuations were determined by and are the responsibility of management. The value attributed to the net tangible and identifiable intangible assets contributed by BofA was based on their estimated fair values. During the fourth quarter of 2009 the final valuation was completed and the purchase price allocation resulted in identifiable intangible assets of $1,317 million, which will be amortized over a range estimated to be 11 to 20 years, and goodwill of $2,127 million. Refer to Note 4 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a description of the methodologies used to determine the fair value of the enterprise and intangible assets.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. As allowed by the SEC, the Company’s policy is to not include in management’s assessment of internal controls the internal controls of acquired companies in the year of acquisition if the Company deems that an assessment could not be adequately accomplished in the normal course of business. With the exception of BAMS, all acquisitions that closed in 2009 were not within the scope of management’s report on internal control over financial reporting. The Company does not deem these acquisitions significant, individually or in aggregate, to the Consolidated Financial Statements.

Other

On June 30, 2009, the Company extended its merchant acquiring alliance with The PNC Financial Services Group (“PNC”) for an additional eight years which now includes National City Corporation merchant referrals. The Company also contributed $28 million and customer contracts in 2009 into the alliance as part of the agreement in order to maintain its ownership percentage. In addition, the Company renewed and expanded its agreement for transaction processing services with PNC which will include additional PIN-debit and ATM processing PNC gained through its acquisition of National City Corporation.

Impairment

In the fourth quarter of 2009, domestically, the Company recorded a $33 million impairment charge related to customer contracts, a $17 million goodwill impairment charge and a $3 million software impairment charge related to the Information Services reporting unit within All Other and Corporate. The Company followed a discounted cash flow approach in estimating the fair value of the reporting units and intangible assets consistent with the approach used to allocate the purchase price of the merger. The significant factor that drove most of the impairment was lower projections of financial results as compared to those used in the 2008 impairment testing. Discount rates were determined on a market participant basis. The Company relied in part on a third party valuation firm in determining the appropriate discount rates. All key assumptions and valuations were determined by and are the responsibility of management. A relatively small change in these inputs would have had an immaterial impact on the impairments.

In the fourth quarter of 2009, internationally, the Company recorded $124 million in asset impairment charges related to the International reporting unit and segment. Approximately $64 million of the total

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

impairment charge related to the Company’s business in Germany and was allocated to impair the value of customer contracts and real property by approximately $58 million and $6 million, respectively. The impairment occurred because of the deterioration of profitability on existing business, higher risk of revenue attrition in future years and lower projections of financial results compared to those used in prior periods. Approximately $47 million of the total impairment charge related to impairment of customer contracts associated with Company’s card-issuing business in the United Kingdom. The impairment occurred because of negative cash flow in the existing business and lower projections of financial results compared to those used in prior periods. Approximately $2 million of the total impairment charge related to trade name impairment and was a result of the Company’s decision to discontinue the use of a certain trade name in the Canadian market during the fourth quarter of 2009 and instead continue the business under the First Data brand. The remaining approximate $11 million of the total impairment charge related to the Company’s businesses in Ireland and Brazil and was comprised of a $7 million impairment of customer contracts and $4 million impairment of software. The impairment occurred because of cash flow losses in the existing businesses and lower projections of financial results compared to those used in prior periods. The Company followed a discounted cash flow approach in estimating the fair value of the affected asset groups and individual intangible assets within those groups consistent with the approach used to allocate the purchase price of the merger. The Company obtained an appraisal from a third party brokerage firm to assist in estimating the value of real property in Germany. All key assumptions and valuations were determined by and are the responsibility of management.

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

Economic Conditions

General economic conditions in the U.S. and other areas of the world dramatically weakened in the second half of 2008 and most of 2009 but showed improvement towards the end of 2009. Many of FDC’s businesses are correlated to changes in macro economic conditions and revenue is derived in part on the number and size of consumer transactions. While the Company is partially insulated from specific industry trends through its diverse market presence, broad changes in consumer spending patterns could have a material impact on the Company’s results. During the fourth quarter of 2008 and during 2009, a shift in transactions from smaller, more profitable merchants to national discounters and wholesalers impacted the Company’s revenue growth. Additionally, the Company experienced increased credit losses during 2009 due to a higher level of merchant failures and bankruptcy filings.

2008 Overview

Chase Paymentech Solutions and Wells Fargo Merchant Services

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance relationship, CPS, which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the alliance. The new domestic owned and managed business was operated as part of the Company’s

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Retail and Alliance Services segment until as noted under “Banc of America Merchant Services, LLC” above, the majority of the assets received by the Company from the termination of CPS were contributed to BAMS effective June 26, 2009. The Company continues to provide transaction processing and related services for certain merchants of the alliance that were allocated to JPMorgan Chase but are resident on the Company’s processing platforms. The Company historically accounted for its minority interest in the alliance under the equity method of accounting. Since November 1, 2008, the portion of CPS business received by the Company in the separation is reflected on a consolidated basis throughout the financial statements. In 2008 and 2007, CPS comprised the vast majority of the “Equity earnings in affiliates” and the processing and other fees noted in footnote (b) on the face of the Consolidated Statements of Operations.

On December 31, 2008, the Company and Wells Fargo & Company (“WFB”) extended their merchant alliance relationship, Wells Fargo Merchant Services, LLC (“WFMS”) for five years beyond its previously contracted termination date through December 31, 2014. In connection with the agreement to extend WFMS, the Company sold 12.5% of the membership interests to WFB for cash consideration. This resulted in the Company and WFB owning 40% and 60% of WFMS, respectively, as of December 31, 2008. As a result of the transaction, the Company deconsolidated the WFMS balance sheet as of December 31, 2008 and began reflecting its remaining ownership interest as an equity method investment beginning January 1, 2009. In 2009, the Company’s share of WFMS’s earnings is reflected in the “Equity earnings in affiliates” line in the Consolidated Statements of Operations. In 2009 WFMS comprised the majority of the “Equity earnings in affiliates” and the processing and other fees noted in footnote (b) on the face of the Consolidated Statements of Operations.

In comparing 2009 to 2008, the net impact of the termination of CPS and the deconsolidation of WFMS were offsetting in nature but resulted in net increases in consolidated revenues and expenses and net decreases in “Equity earnings in affiliates” due to the relative greater significance of CPS related balances. Net income (loss) attributable to the Company was negatively impacted in 2009 compared to 2008 as the result of the WFMS membership interest sale referred to above but was generally unaffected by the structural changes for CPS. The combined impact of these transactions when comparing results for 2009 to 2008 is referred to as “the net impact of the CPS and WFMS alliance transactions” in the “Consolidated Results” discussion below. In comparing 2008 to pro forma 2007, 2008 earnings were not significantly impacted due to the termination of CPS.

2007 Overview

Merger

On September 24, 2007, the Company merged with an affiliate of Kohlberg Kravis Roberts & Co (“KKR”) (the “merger”). The merger resulted in the Company’s equity becoming privately held. The Company applied purchase accounting to the opening balance sheet and results of operations effective immediately subsequent to the merger date. The value assigned to intangible assets and fixed assets as well as other purchase accounting adjustments were finalized in the third quarter of 2008 other than certain adjustments related to income tax matters that were finalized in the fourth quarter of 2008.

Official Check and Money Order Wind-down

In the first quarter of 2007, the Company announced its intent to wind-down the official check and money order business included within the IPS segment. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., which is licensed to offer payment services that fall under state and federal regulations. This subsidiary has separate creditors and its assets, including the investment portfolio associated with the official checks and money orders, are not intended to be available to

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

creditors of First Data nor its other subsidiaries. The majority of the clients of this business deconverted during 2008 and there will be no new official check and money order business beyond April 2010. IPS also offers payment processing services and such other services will continue after the wind down of the official check and money order business. On October 1, 2009, IPS assigned and transferred to The Western Union Company (“Western Union”), among other things, certain assets and equipment used by IPS to issue retail money orders and approximately $860 million of cash to satisfy all outstanding retail money orders. As of the closing date noted above, Western Union assumed IPS’s role as issuer of the retail money orders.

Segment Discussion

Retail and Alliance Services Segment

The Retail and Alliance Services segment is comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards and checks. The segment’s merchant processing and acquiring services include authorization, transaction capture, settlement, chargeback handling and internet-based transaction processing and are the largest component of the segment’s revenue. A majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network (such as STAR or Interlink), or another payment network (such as Discover). Many of the segment’s services are offered through alliance arrangements.

Retail and Alliance Services generally looks to the strength of its merchant alliances, independent sales organizations (“ISO’s”) and referral partners, and focused sales force efforts as ways to grow credit, signature debit and PIN-debit processing. Financial results of the merchant alliance strategy appear both in the “Transaction and processing service fees revenue” and “Equity earnings in affiliates” line items of the Consolidated Statements of Operations. Beginning in the third quarter 2009 the Company began evaluating the Retail and Alliance Services segment based on the Company’s proportionate share of the results of these alliances. Refer to “Segment Results” below for a more detailed discussion.

Merchant processing and acquiring revenues are driven most significantly by the number of transactions, dollar volumes of those transactions and trends in consumer spending between national, regional and local merchants. Consumers continue to increase the use of credit, debit and stored-value cards in place of cash and paper checks. Internet payments continue to grow but account for a small portion of the segment’s transactions. While transactions over the internet may involve increased risk, these transactions typically generate higher profits for the Company. The Company continues to enhance its fraud detection and other systems to address such risks.

The Company experienced declines in transaction and dollar volume growth during the second half of 2008 and into 2009 due to a weakened economy. The Company experienced shifts in transaction volumes from smaller, more profitable merchants to some nationwide discounters and wholesalers in the second half of 2008 and throughout 2009 due to changes in consumer spending patterns. Trends in consumer spending between national, regional and local merchants impact revenue and operating margins as revenue per transaction and operating margins from national merchants are typically less than regional and local merchants. The segment has historically experienced three to five percent annual price compression on average, with price compression for the national merchants being higher.

In addition, Retail and Alliance Services provides check verification, settlement and guarantee services. The Company continues to see a shift to the use of debit cards from credit cards, checks and cash, with the decrease in use of checks negatively affecting the Company’s check verification, settlement and guarantee business. The segment also manages prepaid stored-value card issuance and processing services (i.e. gift cards) for retailers and others.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Financial Services Segment

The Financial Services segment provides issuer card and network solutions and payment management solutions for recurring bill payments. Financial Services also offers services to improve customer communications, billing, online banking and consumer bill payment. Issuer card and network solutions includes credit, retail and debit card processing, debit network services (including the STAR Network), and output services for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. Output services include statement and letter printing, embossing and mailing services. The segment also provides remittance processing services and other payment services such as remote deposit, clearing services and processing for payments which occur in such forms as checks, ACH, wire transfer and stored-value cards. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting and network switching.

Credit and retail based revenue is derived primarily from the card processing services offered to financial institutions and other issuers of cards. Revenue from these markets is driven primarily by accounts on file, with active accounts having a larger impact on revenue than inactive accounts. Retail account portfolios typically have a lower proportionate share of active accounts than credit account portfolios and product usage is different between the card types resulting in lower revenue per active retail account. In addition, contract pricing at the customer level is dependent upon the volume of accounts, mix of account types (e.g. retail, credit, co-branded credit and debit) and product usage.

Debit processing revenue is derived mostly from the processing of transactions where the Company could receive multiple fees for a transaction, depending on the role of the Company. Within the Financial Services segment, domestic debit issuer transactions have been the fastest growing type of transaction as the Company continues to see a shift to the use of debit cards from credit cards, checks and cash, with the decrease in use of checks negatively affecting the Company’s remittance processing business.

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

As a result of the economic conditions in the U.S. in late 2008 and throughout 2009, credit card issuers have been reducing credit limits and closing accounts and are more selective with regard to whom they issue credit cards. Such practices have adversely impacted credit and retail card processing revenues during 2009 and 2008. Debit processing transaction growth rates have also been negatively impacted by the decline in the economy.

International Segment

The International segment businesses provide the following services outside of the U.S.: credit, retail, debit and prepaid card processing, merchant acquiring and processing; ATM and POS processing, driving, acquiring and switching services; and card processing software. The primary service offerings of the International segment are substantially the same as those provided in the Retail and Alliance Services and Financial Services segments. The largest components of the segment’s revenue are fees for facilitating the merchant’s ability to accept credit, retail and debit cards by authorizing, capturing, and settling merchants’ credit, retail, debit, stored-value and loyalty card transactions as well as for transaction authorization and posting, network switching and account management.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Integrated Payments Systems

The IPS segment’s principle business includes the issuance of official checks which are sold by agents that are financial institutions. Revenue is principally earned on invested funds which are pending settlement. This segment is in the process of winding down its official check business. For further details refer to the “Official Check and Money Order Wind-Down” in the “2007 Overview” section above.

All Other and Corporate

All Other and Corporate is comprised of the Company’s business units not included in the segments noted above as well as the Company’s Corporate results. There were no significant developments within All Other and Corporate during 2009.

Industry

Bank industry consolidation impacts existing and potential clients in FDC’s service areas. The Company’s alliance strategy could be impacted negatively as a result of such consolidations, especially where the banks involved are committed to merchant processing businesses that compete with the Company. Conversely, if an existing alliance bank partner acquires a new merchant business, this could result in such business being contributed to the alliance. Bank consolidation has led to an increasingly concentrated client base in the industry, resulting in a changing client mix for Financial Services as well as increased price compression. Bank consolidations impacted the Company, specifically the Financial Services and Retail and Alliance Services segments, during 2009. The Financial Services segment was negatively impacted by the consolidation of JPMorgan Chase and Washington Mutual which is discussed in more detail in the “Segment Results” discussion below. The Retail and Alliance Services segment was positively impacted by the PNC and National City Corporation consolidation mentioned above. If bank consolidations continue in 2010, the Company could be impacted positively or negatively depending on its relationship with the bank.

Components of Revenue and Expenses

The following briefly describes the components of operating revenues and expenses as presented in the Consolidated Statements of Operations. Descriptions of the revenue recognition policies are included in Note 1 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Transaction and processing service fees—Transaction and processing service fee revenue is comprised of fees related to merchant acquiring; check processing; credit, retail and debit card processing; output and remittance processing; and payment management services. Revenues are based on a per transaction fee, a percentage of dollar volume processed, accounts on file or some combination thereof. These revenues represent approximately 62% of FDC’s 2009 revenue and are most reflective of the Company’s core business performance. “Merchant related services” revenue is comprised primarily of fees charged to merchants and processing fees charged to alliances accounted for under the equity method. Merchant discount revenue from credit card and signature debit card transactions acquired from merchants is recorded net of interchange and assessments charged by the credit card associations. “Check services” revenues include check verification, settlement and guarantee fees which are charged on a per transaction basis or as a percentage of the face value of the check. “Card services” revenue related to credit and retail card processing is comprised primarily of fees charged to the client based on cardholder accounts on file, both active and inactive. “Card services” revenue for output services consists of fees for printing statements and letters and embossing plastics. Debit processing and network service fees included in “Card services” revenues are typically based on transaction volumes processed. “Other services” revenue includes all other types of transactional revenue not specifically related to the classifications noted above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Investment income, net—Revenue is derived primarily from interest generated by invested settlement assets within the IPS, Retail and Alliance Services, Financial Services and International segments and realized net gains and losses from such assets. This revenue is recorded net of official check agents’ commissions.

Product sales and other—Sales and leasing of POS devices in the Retail and Alliance Services and International segments are the primary drivers of this revenue component, providing a recurring revenue stream. This component also includes contract termination fees, royalty income and gain/loss from the sale of merchant portfolios, all of which occur less frequently but are considered a part of ongoing operations. Also included within this line item is revenue recognized from custom programming and system consulting services as well as software licensing and maintenance revenue generated primarily from the VisionPLUS software in the International segment and software licensing and maintenance revenue in All Other and Corporate.

Reimbursable debit network fees, postage and other—Debit network fees from PIN-debit card transactions acquired from merchants are recorded gross with the associated network fee recorded in the corresponding expense caption, principally within the Retail and Alliance Services segment. In addition, the reimbursable component and the offsetting expense caption include postage, telecommunications and similar costs that are passed through to customers principally within the Financial Services segment. Reimbursable debit network fees, postage and other revenue and the corresponding expense are not included in segment results.

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

Results of Operations

The following discussion for both consolidated results and segment results are for the year ended December 31, 2009 compared to the year ended December 31, 2008 as well as for the year ended December 31, 2008 compared to the successor period from September 25, 2007 to December 31, 2007 and the predecessor period from January 1, 2007 to September 24, 2007. On a supplemental basis, the year ended December 31, 2008 is compared to pro forma results for the year ended December 31, 2007 which reflects consolidated results of operations as if the merger had occurred on January 1, 2007. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Consolidated Results

(in millions)	Historical		Pro Forma	Historical
	Successor			Successor	Predecessor	Percent Change
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	2009 vs. 2008	Historical 2008 vs. Pro Forma 2007
Revenues:
Transaction and processing service fees	$5,788.9	$5,785.3	$5,519.2	$1,553.3	$3,965.9	0%	5%
Investment income, net	8.4	77.1	(75.1)	(8.2)	(66.9)	(89)%	*
Product sales and other	788.3	848.2	839.4	223.0	616.4	(7)%	1%
Reimbursable debit network fees, postage and other	2,728.2	2,100.7	1,767.9	510.4	1,257.5	30%	19%

	9,313.8	8,811.3	8,051.4	2,278.5	5,772.9	6%	9%

Expenses:
Cost of services (exclusive of items shown below)	2,945.1	2,870.6	2,755.8	753.8	2,116.2	3%	4%
Cost of products sold	305.5	316.8	296.5	87.3	209.2	(4)%	7%
Selling, general and administrative	1,438.2	1,374.8	1,404.2	404.4	1,149.9	5%	(2)%
Reimbursable debit network fees, postage and other	2,728.2	2,100.7	1,767.9	510.4	1,257.5	30%	19%
Depreciation and amortization	1,452.3	1,369.7	1,253.9	367.8	476.4	6%	9%
Other operating expenses, net	289.7	3,255.6	23.1	(0.2)	23.3	*	*

	9,159.0	11,288.2	7,501.4	2,123.5	5,232.5	(19)%	50%

Interest income	11.7	26.0	48.7	17.9	30.8	(55)%	(47)%
Interest expense	(1,796.4)	(1,964.9)	(2,036.4)	(584.7)	(103.6)	(9)%	(4)%
Other income (expense) (a)	(61.3)	(14.4)	(53.3)	(74.0)	4.9	*	*
Income tax (benefit) expense	(578.8)	(699.2)	(652.1)	(176.1)	125.8	(17)%	7%
Equity earnings in affiliates	97.8	123.0	134.0	46.8	223.0	(20)%	(8)%
Loss from discontinued operations, net of taxes	—	—	—	—	(3.9)	—	—

Net (loss) income	(1,014.6)	(3,608.0)	(704.9)	(262.9)	565.8	(72)%	*
Less: Net income attributable to noncontrolling interests	71.8	156.3	144.3	39.0	105.0	(54)%	8%

Net (loss) income attributable to First Data Corporation	$(1,086.4)	$(3,764.3)	$(849.2)	$(301.9)	$460.8	(71)%	*

*	Calculation not meaningful.
(a)	Other income (expense) includes investment gains and (losses), derivative financial instruments gains and losses, divestitures, net, debt repayment gains and losses and non-operating foreign currency exchange gains and losses.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The following provides highlights of revenue and expense changes on a consolidated basis for the successor year ended December 31, 2009, the successor year ended December 31, 2008 and the predecessor, successor and pro forma periods in 2007 while a more detailed discussion is included in the “Segment Results” section below.

Operating revenues overview

Transaction and processing service fees—Revenues remained flat due to the beneficial incremental impact of the BAMS alliance and the net impact of the CPS and WFMS alliance transactions in Merchant related services offset by a decrease due to the weakened economy, price compression, lost business and the impact of foreign exchange rate movements in all businesses. The incremental impact of the BAMS alliance and the net impact of the CPS and WFMS alliance transactions described above benefited the growth rate by 5 and 1 percentage points, respectively. Growth of existing clients and new business also benefited 2009 revenues compared to 2008.

Transaction and processing service fees revenue was positively impacted in 2008 compared to 2007 due in part to the consolidation of acquiring revenues from merchant contracts received from the termination of the CPS alliance effective November 1, 2008 partially offset by the loss of the processing revenue previously earned from the alliance on these same contracts. This positively impacted the transaction and processing service fees growth rate by 1 percentage point in 2008 compared to pro forma 2007. These revenues are included within the Company’s revenue subsequent to the termination of the alliance in 2008 but were previously netted within the “Equity earnings in affiliates” line within the Consolidated Statements of Operations, as the alliance was previously accounted for under the equity method. Other items positively impacting 2008 compared to 2007 were acquisitions, growth of existing clients and 2008 annual fees. Annual fees for 2007 were not included in the 2007 successor period results due to purchase accounting related to the merger. These benefits were partially offset by price compression, lost business, and the affects of a slowed economy particularly in the fourth quarter of 2008, including the 2008 holiday season.

Investment income, net—Revenues decreased in 2009 compared to 2008 due to lower market interest rates and a decrease in the IPS settlement portfolio balances caused by the wind-down of the official check and money order businesses. Earnings from the official check and money order business were more than offset by commissions, some of which are not variable in nature, that are netted against earnings on the investment portfolio in the IPS segment. Commissions decreased in 2009 compared to 2008 as a result of the decrease in settlement portfolio balances noted above. In addition, investment income earned on settlement assets associated with the merchant acquiring business decreased due to lower market interest rates. Partially offsetting these decreases was a benefit in 2009 due to a $60.3 million impairment recognized in the third and fourth quarters of 2008 (related to the student loan auction rate securities (“SLARS”) and other investments).

Revenue benefited in 2008 from reduced commissions that are netted against earnings on the official check and money order business investment portfolio in the IPS segment. The reduced commissions were caused by decreased interest rates and modifications to the contract terms made in conjunction with the wind-down of the official check and money order business. Investment income also benefited during 2008 from the repositioning of the IPS portfolio to taxable investments at the beginning of 2008. Investment income was negatively impacted by investment impairments of $60.3 million (discussed above), lower market interest rates and a decrease in the portfolio balances caused by the wind-down of the official check and money order business.

From an IPS segment perspective, revenues were similarly impacted by the above noted items but were additionally affected by presenting the segment’s revenues on a pretax equivalent basis in the 2007 predecessor and successor periods but not in 2008 or 2009. Such presentation is not necessary subsequent to 2007 due to the

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

repositioning of the portfolio to taxable investments. On a pre-tax equivalency basis, investment income decreased significantly in 2008 due to reduced investment balances and lower interest rates as noted above. The impact of this segment presentation in the 2007 predecessor and successor periods was eliminated for consolidated reporting purposes.

As the IPS settlement portfolio balances continue to decrease and the business continues to wind-down, investment income will diminish to insignificant amounts in 2010.

Product sales and other—Revenues decreased for 2009 compared to 2008 due most significantly to a decrease of approximately $76 million in royalty income reflected in All Other and Corporate. Also contributing to the decrease were declines resulting from divested businesses as well as declines in equipment and terminal sales, primarily internationally. Partially offsetting the decrease in 2009 compared to 2008 was an increase due to contract termination fees recognized in 2009 related to the termination of services by a customer in the Financial Services segment. The recognition of contract termination fees positively impacted the product sales and other revenue growth rate in 2009 by 4 percentage points.

Revenue benefited in 2008 from increased terminal sales in the International segment, higher royalty income within All Other and Corporate and acquisitions. Negatively impacting 2008 were lower contract termination fees and merchant portfolio sales than in the 2007 predecessor period within the Financial Services and Retail and Alliance Services segments, declines in terminal sales in the Retail and Alliance Services segment due to slowing demand and price compression, and declines in professional services revenue due to completed projects. The Company had portfolio sales in the fourth quarter of 2008, however no gain was recognized due to the effects of purchase accounting for the merger. For the year ended December 31, 2008, royalty income increased approximately $27 million compared to the same pro forma 2007 period.

Reimbursable debit network fees, postage and other—Revenues and expense increased in 2009 compared to 2008 most significantly due to the incremental impact of the BAMS alliance and the net impact of the CPS and WFMS alliance transactions described above which benefited the reimbursable debit network fees, postage and other growth rate by 11 and 19 percentage points, respectively. Also contributing to the increase was continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks and an increase in postage rates. Partially offsetting these increases was a decrease in print and plastic volumes as a result of the termination of services discussed above as well as the reduction in the number of accounts and account activity due to adverse economic conditions. The termination of services impacted the reimbursable debit network fees, postage and other revenue growth rate by 3 percentage points.

Revenues and expense benefited in 2008 most significantly due to an increase in debit network fees upon consolidation of revenues from merchant contracts received from the termination of the CPS alliance effective November 1, 2008. These fees are now included within the Company’s revenue but were previously netted within the “Equity earnings in affiliates” line within the Consolidated Statements of Operations, as the alliance was previously accounted for under the equity method. This positively impacted the reimbursable debit network fees, postage and other growth rate by 5 percentage points in 2008 compared to pro forma 2007. Also benefiting 2008 were increases in debit network fees resulting from the continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks and an increase in postage rates.

Operating expenses overview

Cost of services—Expenses increased for 2009 compared to 2008 due to the incremental impact of the BAMS alliance, the net impact of the CPS and WFMS alliance transactions and increases in expenses related to

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

platform development. Partially offsetting these increases were decreases due most significantly to decreases in employee related expenses as a result of lower incentive compensation which impacted the cost of services growth rate by 1 percentage point. Employee related expenses were also lower due to reduced headcount. Cost of services, as a percentage of transaction and processing service fee revenue, increased slightly in 2009 compared to 2008 as a result of the items noted above.

In 2008, cost of services increased due to an increase in expenses associated with global labor sourcing initiatives, consulting expense, data center consolidation costs, the impact of acquisitions and net increases in various expense items not individually significant. Partially offsetting these increases were decreases due most significantly to charges recorded in the 2007 predecessor period related to the accelerated vesting of stock options and restricted stock awards and units upon the change of control due to the merger. Also decreasing in 2008 were employee related expenses due to a reduction in share-based compensation resulting from the Company’s new equity compensation plan implemented after the merger as compared to the pre-merger equity compensation plan, within All Other and Corporate, as well as merger-related reductions in force, the largest of which occurred in the fourth quarter 2007, and lower incentive compensation. Cost of services, as a percentage of transaction and processing service fee revenue, remained relatively consistent for 2008 compared to the pro forma 2007 period as a result of the items noted above.

Cost of products sold—Expenses decreased in 2009 compared to 2008 due principally to decreases in International equipment and terminal sales partially offset by an increase in domestic terminal costs due to the incremental impact of the BAMS alliance and replacement of outdated terminals as well as increased credit losses due to a higher level of merchant failures and bankruptcy filings resulting from challenges in the economic environment.

Costs increased in 2008 compared to the 2007 predecessor and successor periods due to acquisitions and increased terminal sales within the International segment offset partially by a decrease in costs associated with terminal and software sales due to a decline in sales volumes domestically.

Selling, general and administrative—Expenses increased in 2009 compared to 2008 due to an increase in expenses associated with payments to ISO’s most significantly as a result of the portion of the CPS alliance received by the Company upon termination which impacted the selling, general and administrative growth rate by 8 percentage points. Also contributing to the increase in 2009 were increased expenses due to the formation of the BAMS alliance. Partially offsetting this increase was a decrease due most significantly to lower compensation expense as a result of reduced headcount as well as lower incentive compensation which impacted the selling, general and administrative growth rate by 1 percentage point. Also contributing to the decrease were foreign currency exchange rate movements and lower legal and professional fees related to the settlement of certain litigation in 2008. Selling, general and administrative expenses, as a percentage of transaction and processing service fee revenue, increased slightly in 2009 compared to 2008 as a result of the items noted above.

Selling, general and administrative expenses decreased in 2008 compared to the 2007 predecessor and successor periods as the result of charges in the predecessor period related to the accelerated vesting of stock options and restricted stock awards and units upon the change of control due to the merger, lower incentive compensation in 2008, reduced share-based compensation expense in the successor period due to the Company’s new equity compensation plan implemented after the merger as compared to the pre-merger equity compensation plan and professional fees related to the merger incurred principally in the predecessor period in 2007, mainly reflected within All Other and Corporate. The year ended 2008 also benefited from reductions in force implemented most significantly in the successor period of 2007 but also in 2008. Costs were higher in 2008 due

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

to an increase in expenses associated with payments to ISO’s most significantly as a result of the portion the CPS alliance received by the Company upon termination, the impacts of acquisitions as well as sponsor management fees. Selling, general and administrative expenses decreased in 2008 compared to the 2007 pro forma period due to the items noted above excluding the impact of the 2007 accelerated vesting charges and the professional fees related to the merger which are excluded from the pro forma 2007 period. Selling, general and administrative expenses, as a percentage of transaction and processing service fee revenue decreased for 2008 compared to pro forma 2007 as a result of the items noted above.

Depreciation and Amortization—Expenses increased in 2009 compared to 2008 due most significantly to the net impact of amortization associated with the CPS and WFMS alliance transactions and the BAMS alliance noted above as well as an increase due to newly capitalized assets. In addition, amortization expense increased as a result of accelerated amortization recorded in second quarter 2009 related to intangible assets associated with the contract termination in the Financial Services segment. These increases were partially offset by less amortization on certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in prior periods.

Amortization was higher in the 2008 and 2007 successor periods than in the 2007 predecessor period due to identifiable intangible assets recorded in purchase accounting related to the merger including amortization of customer relationships on an accelerated basis rather than a straight-line basis. Partially offsetting these increases was a decrease related to the depreciation of fixed assets recorded in purchase accounting related to the merger. Although the total value of the fixed assets increased from pre-merger book values, certain of the depreciable assets were determined to have longer lives which resulted in lower annual depreciation. Depreciation and amortization in 2008 increased compared to the same 2007 pro forma period due to newly capitalized assets, the impact of acquisitions, and the amortization associated with the Company’s proportionate share of assets from the termination of the CPS alliance which was previously netted within the “Equity earnings in affiliates” line within the Consolidated Statements of Operations.

Other operating expenses, net

Other operating expenses related to restructuring, impairments, litigation and regulatory settlements and other totaled $289.7 million for the successor year ended December 31, 2009, $3,255.6 million for the successor year ended December 31, 2008, and $23.3 million and a benefit of $0.2 million for the 2007 predecessor and successor periods, respectively. These items are presented on the Consolidated Statements of Operations under those respective descriptions.

2009 Activities

	Pretax Benefit (Charge)
Successor Year ended December 31, 2009	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Divested Operations	Totals
	(in millions)
Restructuring charges	$(15.9)	$(14.5)	$(49.2)	$(22.0)	$(0.5)	$(102.1)
Restructuring accrual reversals	4.2	1.7	2.9	0.5	—	9.3
Impairments	—	—	(131.9)	(53.2)	—	(185.1)
Litigation and regulatory settlements	—	(14.5)	—	2.7	—	(11.8)

Total pretax charge, net of reversals	$(11.7)	$(27.3)	$(178.2)	$(72.0)	$(0.5)	$(289.7)

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The restructurings resulted from the elimination of management and other positions, approximately 1,700 employees, as part of the Company’s cost saving initiatives as well as domestic site consolidations and the elimination of certain information technology positions. Cost savings initiatives are expected to continue into future periods resulting in additional restructuring charges. The Company estimates cost savings resulting from 2009 restructuring activities of approximately $130 million on an annual basis. Partially offsetting the charges are reversals of 2009 and 2008 restructuring accruals related to the Company’s change in strategy related to global labor sourcing initiatives as well as refining previously recorded estimates.

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2008 and 2009 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2008	$6.5	$0.1
Expense provision	20.4	—
Cash payments and other	(4.1)	(0.1)
Changes in estimates (1)	(11.7)	—

Remaining accrual at December 31, 2008	11.1	—
Expense provision	101.6	0.5
Cash payments and other	(44.9)	(0.3)
Changes in estimates	(9.3)	—

Remaining accrual at December 31, 2009	$58.5	$0.2

(1)	Changes in estimates during 2008 included reversals related to pre-merger restructuring accruals recorded in purchase accounting as well as items reported in the “Restructuring” line item of the Consolidated Statements of Operations.

In the fourth quarter of 2009, the Company recorded impairment charges related to goodwill, customer contracts, real property, software and other intangibles as a result of the annual impairment tests that were performed. A detailed discussion of the impairment analysis is in the “Impairment” discussion in the “Overview” section above. During the third quarter of 2009, the Company recorded a charge related to an intangible asset impairment within the International segment resulting from continuing and projected losses combined with a change in business strategy related to an existing business. This was reported in the “Impairments” line item of the Consolidated Statements of Operations.

In 2009, the Company recorded litigation and regulatory settlements representing anticipated settlements of several matters within the Financial Services segment.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

2008 Activities

	Pretax Benefit (Charge)
Successor Year ended December 31, 2008	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Divested Operations	Totals
	(in millions)
Restructuring charges	$(7.2)	$(13.2)	—	—	—	$(20.4)
Restructuring accrual reversals	0.7	7.6	—	—	$0.1	8.4
Impairments	(1,106.5)	(1,396.0)	$(376.2)	$(160.7)	(204.2)	(3,243.6)

Total pretax benefit (charge), net of reversals	$(1,113.0)	$(1,401.6)	$(376.2)	$(160.7)	$(204.1)	$(3,255.6)

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

In the fourth quarter of 2008, the Company recorded goodwill impairment charges as a result of the annual impairment tests that were performed. A detailed discussion of the goodwill impairment analysis is in the “Impairment” discussion in the “Overview” section above. Also during 2008, the Company recorded a charge related to an asset impairment associated with the Company’s subsidiary, Peace Software (“Peace”), included within divested operations. The impairment occurred because of the deterioration of profitability on existing business and Peace’s limited success in attracting new clients. This resulted in the Company recording an impairment of $29.9 million of the goodwill and intangible assets associated with this business which was reported in the “Impairments” line item of the Consolidated Statements of Operations. The Company sold Peace in October of 2008.

2007 Activities

	Pretax Benefit (Charge)
Predecessor Period from January 1 through September 24, 2007	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Divested Operations	Totals
	(in millions)
Restructuring charges	$(2.8)	—	$(7.1)	—	—	$(0.3)	$(10.2)
Restructuring accrual reversals	0.4	$0.2	0.9	—	$0.7	0.1	2.3
Impairments	—	—	—	$(16.3)	(4.3)	—	(20.6)
Litigation and regulatory settlements	(5.0)	—	—	—	2.5	—	(2.5)
Other	2.1	—	(0.4)	2.2	3.8	—	7.7

Total pretax benefit (charge), net of reversals	$(5.3)	$0.2	$(6.6)	$(14.1)	$2.7	$(0.2)	$(23.3)

A portion of the restructuring charges in the predecessor period resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams principally within the Retail and Alliance Services segment. This action resulted in the termination of approximately 230 sales related employees

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

comprising approximately 10% of the merchant acquiring business’ regional sales, cross-sale and sales support organizations. The other restructuring in the predecessor period resulted from the termination of approximately 140 employees within the International segment associated with data center consolidation and global sourcing initiatives.

In November 2007, the Company terminated approximately 6% of its worldwide work force as part of a strategic plan following the merger addressing simplification, efficiencies and cost savings initiatives. A majority of the successor severance costs were recorded in purchase accounting while the remaining amount was recorded through current operations.

During the 2007 predecessor period, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business and an additional $4.3 million related to the impairment of fixed assets and software associated with its government business included in All Other and Corporate. The Company also recorded a $5.0 million litigation accrual associated with a judgment against the Company pertaining to a vendor contract issue within the Retail and Alliance Services segment, and a benefit of $2.5 million related to the Visa settlement originally recorded in 2006 in All Other and Corporate. The Company also released a portion of the domestic escheatment accrual made in the fourth quarter 2005 which is reflected in Other. The release was prompted by reaching resolution with a large majority of states as to the Company’s escheatment liability.

Interest income

Interest income in 2009 decreased compared to 2008 due to lower interest rates and a decrease in cash balances. Interest income in 2008 decreased compared to the 2007 predecessor and successor periods due to the same factors.

Interest expense

Interest expense decreased in 2009 compared to 2008 due to lower average interest rates on variable rate debt in 2009. Also contributing to the decrease were interest rate swaps that no longer qualified for hedge accounting beginning in 2009, the impact of which is $64.3 million and is recorded in the “other income (expense)” line item of the Consolidated Statements of Operations. Partially offsetting these decreases was an increase due to higher average balances (approximately $22,609.8 million as of December 31, 2009 which is slightly higher than the debt balances as of December 31, 2008) as well as higher interest rates on the Company’s senior unsecured debt in 2009 as the result of amendments to such debt in June 2008.

Interest expense for the year ended December 31, 2008 and the 2007 successor period were higher than the 2007 predecessor period most significantly due to debt (approximately $22,572.5 million as of December 31, 2008) incurred primarily as the result of the merger. Prior to the merger in 2007, the Company had debt balances of less than $3 billion. Higher interest rates on the new merger related debt also contributed to the increase.

Interest expense for 2008 decreased compared to pro forma 2007 primarily due to decreasing interest rates which favorably impacted all unhedged variable rate debt.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other income (expense)

(in millions)	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1 through September 24, 2007
Investment gains and (losses)	$3.0	$21.1	$0.9	$(2.0)
Derivative financial instruments gains and (losses)	(67.4)	(12.9)	(33.3)	(0.6)
Divestitures, net	(12.9)	(8.5)	0.2	6.1
Debt repayment gains and (losses)	—	7.0	(17.2)	1.4
Non-operating foreign currency gains and (losses)	10.5	(21.1)	(24.6)	—
Other	5.5	—	—	—

Other income (expense)	$(61.3)	$(14.4)	$(74.0)	$4.9

Investment gains and (losses)—The 2008 investment gains and losses resulted from the recognition of a gain related to the sale of MasterCard stock in the Retail and Alliance Services and International segments and a gain on the sale of investment securities within the Financial Services segment partially offset by a loss resulting from a money market investment impairment.

Derivative financial instruments gains and (losses)—The net gains and losses in 2009 were due most significantly to the mark-to-market adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges as well as the impact of payments on interest rate swaps that do not qualify as accounting hedges.

The derivative financial instruments loss in 2008 related most significantly to $16.0 million of charges for ineffectiveness from interest rate swaps that were designated as accounting hedges but are not perfectly effective partially offset by miscellaneous individually insignificant items.

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

Divestitures, net—The loss in 2009 resulted from the Company selling its debit and credit card issuing and acquiring processing business in Austria in August 2009. The loss is partially offset by a gain related to the sale of a merchant acquiring business in Canada in November 2009. During 2008, the Company recognized a loss related to a divestiture of a business within the International segment. The Company also recognized a pretax loss of $3.8 million resulting from the sale of 12.5% of its membership interest in Wells Fargo Merchant Services, LLC discussed above in “Overview”. During the 2007 predecessor period, the Company recognized benefits resulting from the release of excess divestiture accruals due to the expiration of certain contingencies.

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

Non-operating foreign currency gains and (losses)—For the years ended December 31, 2009, 2008 and the 2007 successor period, the net non-operating foreign currency exchange gains and losses related to the mark-to-market of the Company’s intercompany loans and the euro-denominated debt issued in connection with the merger. Historically, intercompany loans were deemed to be of a long-term nature for which settlement was not planned or anticipated in the foreseeable future. Accordingly, the translation adjustments were reported in “Other comprehensive income”. Effective in September 2007 and in conjunction with the merger, the Company made the decision to begin settling intercompany loans which results in a benefit or charge to earnings due to movement in foreign currency exchange rates.

Income taxes

The Company’s effective tax rate on pretax income (loss) from continuing operations was 36.3%, a tax benefit, in 2009, 16.2%, a tax benefit, in 2008, 40.1%, a tax benefit, for the 2007 successor period, and 18.1%, a tax expense, in the 2007 predecessor period. The calculation of the effective tax rate includes most of the equity earnings in affiliates in pretax income because this item relates principally to entities that are considered pass-through entities for income tax purposes.

The effective tax rate benefit in 2009 is greater than the statutory rate due primarily to state tax benefits, foreign income taxed at lower effective rates and net income attributable to noncontrolling interests for pass through entities for which there was no tax expense provided. These positive adjustments were partially offset by an increase in the Company’s liability for unrecognized tax benefits and an increase in the valuation allowance established against certain state and foreign net operating losses.

The effective tax rate benefit in 2008 was less than the statutory rate due primarily to the non-deductibility of most of the goodwill impairment expense recorded in the fourth quarter of 2008. Partially offsetting the tax disallowance of the goodwill impairment was the release of a valuation allowance against foreign tax credits established since consummation of the merger.

The change from pretax income in predecessor periods to a pretax loss in the 2007 successor period caused a general shift from an overall tax expense to an overall tax benefit. The non-taxable interest income from the IPS municipal bond portfolio in the 2007 successor period caused an increase to the effective tax rate benefit of approximately 8%. State income tax benefits were reduced in the successor loss period for separate company income and franchise tax liabilities. Also reducing the tax benefit of the pretax loss in the successor period was the valuation allowance against foreign operating losses in certain countries and foreign tax credits.

The non-taxable interest income from the IPS municipal bond portfolio significantly impacted the effective tax rate from continuing operations in the predecessor period, reducing the statutory rate by approximately 16 percentage points in the 2007 predecessor period. Most of the IPS municipal bond portfolio was converted into taxable investments in January 2008 and therefore did not have a significant impact on the Company’s effective tax rate in 2008 or 2009.

Subsequent to the merger and as part of the First Data Holdings, Inc. (“Holdings”) consolidated federal group and consolidated, combined or unitary state groups for income tax purposes, the Company has been and

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

continues to be in a tax net operating loss position. The Company, however, continues to incur income taxes in states for which it files returns on a separate entity basis and in certain foreign countries. Generally these foreign income taxes result in a foreign tax credit in the U.S. to the extent of any U.S. income taxes on the income upon repatriation. The Company currently anticipates being able to utilize in the future most of its existing federal and state net operating loss carryforwards and its existing foreign tax credits due to the existence of significant deferred tax liabilities established in connection with purchase accounting for the merger. Accordingly, the Company has not established valuation allowances against most of such loss carryforwards nor against such foreign tax credits. The Company, however, may not be able to record a benefit related to losses in certain states and foreign countries, requiring the establishment of valuation allowances. The additional taxes recognized as part of discontinued operations in 2007 related to 2006 income tax return to provision true-ups and other tax items associated with operations discontinued in 2006.

During the year ended December 31, 2009, the Company’s liability for unrecognized tax benefits was reduced by $5 million after negotiating settlements with certain state jurisdictions. The reduction in the liability was recorded through cash payments and a decrease to tax expense. As of December 31, 2009, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $49 million within the next twelve months as the result of the possible closure of its 2002 federal tax year, the possible resolutions of specific contested issues in the 2003 and 2004 federal tax years, and the lapse of the statute of limitations in various state jurisdictions. The potential decrease relates to various federal and state tax benefits including research and experimentation credits and certain amortization, loss and stock warrant deductions.

The Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of the Company for 2003 and 2004 and issued a Notice of Deficiency (the “Notice”) in December 2008. The Notice claims that the Company and its subsidiaries, which included Western Union during the years at issue, owe significant additional taxes, interest and penalties with respect to a variety of adjustments. The Company and Western Union agree with several of the adjustments in the Notice. As to the adjustments that are in dispute, for 2003 such issues represent total taxes and penalties allegedly due of approximately $34 million, of which $11 million relates to the Company and $23 million relates to Western Union, and for 2004 such issues represent total taxes and penalties allegedly due of approximately $94 million, of which $2 million relates to the Company and $92 million relates to Western Union. The Company estimates that the total interest due (pretax) on such amounts for both years is approximately $49 million through December 31, 2009, of which $6 million relates to the Company and $43 million relates Western Union. As to the disputed issues, the Company and Western Union are contesting the asserted deficiencies in United States Tax Court. The Company believes that it has adequately reserved for its disputed issues and final resolution of those issues will not have a material adverse effect on its financial position or results of operations.

Under the Tax Allocation Agreement executed at the time of the spin-off of Western Union on September 29, 2006, Western Union is responsible for and must indemnify the Company against all taxes, interest and penalties that relate to Western Union for periods prior to the spin-off date, including the amounts asserted in the Notice as described above. If Western Union were to agree to or be finally determined to owe any amounts for such periods but were to default in its indemnification obligation under the Tax Allocation Agreement, the Company as parent of the tax group during such periods generally would be required to pay the amounts to the relevant tax authority, resulting in a potentially material adverse effect on the Company’s financial position and results of operations. As of December 31, 2009, the Company had approximately $137 million of uncertain income tax liabilities recorded related to Western Union for periods prior to the spin-off date. The Company has recorded a corresponding account receivable of equal amount from Western Union,

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

which is included as a long-term account receivable in the “Other long-term assets” line of the Company’s Consolidated Balance Sheets, reflecting the indemnification obligation. The uncertain income tax liabilities and corresponding receivable are based on information provided by Western Union regarding its tax contingency reserves for periods prior to the spin-off date. There is no assurance that a Western Union-related issue raised by the IRS or other tax authority will be finally resolved at a cost not in excess of the amount reserved and reflected in the Company’s uncertain income tax liabilities and corresponding receivable from Western Union.

Equity earnings in affiliates

Equity earnings in affiliates decreased in 2009 compared to 2008 due to the net impact of the CPS and WFMS alliance transactions described above. Equity earnings in affiliates for 2008 and in the 2007 successor period was lower than the 2007 predecessor period due to increased amortization associated with the value assigned to the identifiable intangible assets of merchant alliances from the excess of the Company’s investment over the proportionate share of the affiliates net assets from the merger as well as amortization of customer relationships on an accelerated basis in the successor periods. Equity earnings in affiliates for 2008 also were negatively impacted due to the CPS alliance termination which occurred on November 1, 2008 resulting in two fewer months of equity earnings when compared to the pro forma 2007 period.

Net income attributable to noncontrolling interests

Most of the net income attributable to noncontrolling interests relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests decreased in 2009 compared to 2008 due to the deconsolidation of the alliance with Wells Fargo at December 31, 2008 upon sale of part of the Company’s interest in the alliance discussed in “Overview” above. Partially offsetting this decrease was an increase due to the formation of the BAMS alliance beginning in June 2009. Net income attributable to noncontrolling interests increased in 2008 compared to 2007 due to the new alliance with Allied Irish Banks p.l.c. (“AIB”) in January 2008 and higher earnings from the alliance with Wells Fargo.

Segment Results

FDC classifies its businesses into four segments: Retail and Alliance Services, Financial Services, International and Integrated Payment Systems. Integrated Payment Systems and All Other and Corporate are not discussed separately as their results that had a significant impact on operating results are discussed in the “Consolidated Results” discussion above. As discussed above in “Overview,” results of operations reflect the segment realignment for all periods presented.

The Company sold a merchant acquiring business in Canada as well as a debit and credit card issuing and acquiring processing business in Austria and Active Business Services, Ltd, all reported within the International segment, in November 2009, August 2009 and July 2008, respectively, and Peace Software, reported within the Financial Services segment, in October 2008. The results of divested businesses are excluded from segment results. The International and Financial Services performance measures have been adjusted for 2009, 2008 and 2007 to exclude the results of divested businesses. Retail and Alliance Services segment performance measures have been adjusted for 2008 and 2007 to reflect the sale of 12.5% of the Company’s ownership interest in the Wells Fargo Merchant Services alliance that occurred on December 31, 2008.

Beginning in the third quarter of 2009, the Company changed the financial reports provided to its Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), to better enable him to make operating decisions and assess the performance of the Company’s business segments. The segments have not

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

changed from those described in the “Segment Realignment” section above but the presentation of the results has changed from prior periods. Results for 2008 and 2007 have been adjusted to conform to this presentation.

The business segment measurements provided to and evaluated by the CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•

Retail and Alliance Services segment revenue does not include equity earnings because it is reported using proportionate consolidation as described below. Other segment revenue includes equity earnings in affiliates (excluding amortization expense) and intersegment revenue.

•	Segment revenue excludes reimbursable debit network fees, postage and other revenue.

•

Segment earnings before net interest expense, income taxes, depreciation and amortization (“EBITDA”) includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses and other income (expense). Retail and Alliance Services segment EBITDA does not include equity earnings because it is reported using proportionate consolidation as described below. Additionally, segment EBITDA is adjusted for items similar to certain of those used in calculating the company’s compliance with debt covenants. The additional items that are adjusted to determine segment EBITDA are:

•	stock based compensation expense is excluded;

•	official check and money order businesses’ EBITDA are excluded;

•

cost of data center technology and savings initiatives are excluded and represent implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expenses related to the reorganization of global application development resources, expenses associated with domestic data center consolidation initiatives and planned workforce reduction expenses, as well as certain platform development and other costs directly associated with the termination of the CPS alliance all of which are considered nonrecurring projects (excludes costs accrued in purchase accounting);

•

KKR merger related items are excluded and represent third party expenses including legal, accounting and other advisory fees incurred in connection with the merger of the Company with affiliates of KKR and the debt issued thereunder. Other adjustments also include the exclusion of KKR annual sponsor fees for management, consulting, financial and other advisory services and the effect of purchase accounting associated with the merger on EBITDA which is primarily the result of revenue recognition adjustments.

•

Retail and Alliance Services segment revenue and EBITDA are reflected based on the Company’s proportionate share of the results of its investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. In addition, Retail and Alliance Services segment measures reflect commission payments to certain ISO’s, which are treated as an expense in the Consolidated Statements of Operations, as contra revenue to be consistent with revenue share arrangements with other ISO’s that are recorded as contra revenue.

Corporate operations include administrative and shared service functions such as the executive group, legal, tax, treasury, internal audit, accounting, human resources, information technology and procurement. Costs incurred by Corporate that are directly attributable to a segment are allocated to the respective segment. Administrative and shared service costs are retained by Corporate.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Retail and Alliance Services Segment Results

(in millions)	Historical		Pro Forma	Historical
	Successor			Successor	Predecessor	Percent Change
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	2009 vs. 2008		Historical 2008 vs. Pro Forma 2007
Revenues:
Transaction and processing service fees	$2,720.1	$2,894.2	$2,871.1	$801.2	$2,069.9	(6)%		1%
Investment income, net	5.4	44.3	84.6	22.2	62.4	(88)%		(48)%
Product sales and other	337.3	338.7	373.4	93.4	280.0	0%		(9)%

Segment revenue	$3,062.8	$3,277.2	$3,329.1	$916.8	$2,412.3	(7)%		(2)%

Segment EBITDA	$1,193.5	$1,407.8	$1,380.5	$395.3	$985.2	(15)%		2%
Segment Margin	39%	43%	41%	43%	41%	(4	)pts	2	pts

	Year ended December 31,
	2009	2008	2007
Key indicators:
Domestic merchant transactions (a)	28,257.8	26,856.9	25,359.0			5%		6%

(a)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the POS. Domestic merchant transactions include 100% of the CPS alliance transactions in 2007 and through the November 1, 2008 termination date. Subsequent to the termination of the alliance, domestic merchant transactions include transactions related to the Company’s 49% proportionate share of the alliance’s assets rather than 100% of alliance activity. In addition, domestic merchant transactions include activity for JPMorgan Chase merchants that continue to process on the Company’s platforms. The domestic merchant transactions continue to reflect all WFMS alliance transactions despite the deconsolidation described above. Domestic merchant transactions for 2009 also include all of the transactions related to merchants contributed by BofA to the BAMS alliance since the alliance was formed on June 26, 2009.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Transaction and processing service fees revenue

(in millions)	Historical		Pro Forma	Historical		Percent Change
	Successor			Successor	Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	2009 vs. 2008	Historical 2008 vs. Pro Forma 2007
Acquiring revenue	$2,078.3	$2,160.7	$2,099.2	$571.9	$1,527.3	(4)%	3%
Check processing revenue	357.2	380.2	411.9	112.0	299.9	(6)%	(8)%
Prepaid revenue	212.4	228.6	214.8	76.8	138.0	(7)%	6%
Processing fees and other revenue from alliance partners	72.2	124.7	145.2	40.5	104.7	(42)%	(14)%

Total transaction and processing service fees revenue	$2,720.1	$2,894.2	$2,871.1	$801.2	$2,069.9	(6)%	1%

Acquiring revenue

Acquiring revenue decreased in 2009 compared to 2008 due to economic weakness and resulting changes in consumer spending patterns, merchant attrition, and price compression. The changes in spending patterns resulted in a decrease to the average ticket size of signature based transactions and a shift from smaller, more profitable merchants to national discounters and wholesalers. Price compression was within the Company’s historical three to five percentage range. Also, the Company experienced a shift from credit card usage to the use of PIN debit cards resulting in less revenue per transaction. These effects were partly offset by increased transaction volume, new sales and higher fee-related income.

Transactions are not comparable year over year due to the items noted in (a) above. BAMS transactions earn a lower revenue amount per transaction than the Company has historically experienced due to its business mix. Also, differences in transaction growth and revenue growth occur due to debit transactions having lower revenue per transaction, the impact of adverse economic conditions including lower average ticket size and business mix whereby national merchants and ISO growth are outpacing other higher margin transactions.

The Company anticipates that acquiring revenue trends could continue to be negatively impacted by transaction volume shifting from smaller merchants to discounters and wholesalers, PIN-debit growth outpacing credit, and lower average ticket size. These trends are all impacted by consumer spending patterns.

Revenue in 2008 compared to 2007 was positively impacted by annual fees recognized in the fourth quarter of 2008 that were not included in 2007 results due to purchase accounting related to the merger as well as changes in pricing. Acquiring revenue was negatively impacted due to lower average ticket size for acquired credit card transactions, to shifts in transaction volumes from smaller, more profitable merchants to several nationwide discounters and wholesalers and other impacts of the economy.

Revenue growth for 2008 compared to pro forma 2007 was most significantly impacted by annual fees. This increase was partially offset by the factors noted above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Check processing revenue

Check processing revenue decreased in 2009 compared to 2008 resulting from a decrease in overall check volumes, particularly with the regional merchants, and, to a lesser extent, a shift in transactions to national merchants which have lower processing revenue due to volume.

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

Prepaid revenue

Prepaid revenue decreased in 2009 compared to 2008 due to transaction volume and card shipment declines as a result of an adverse economy. Partially offsetting the decrease was an increase due to new business.

Prepaid revenue for 2008 benefited from growth of existing clients due to transaction growth as well as having a full year of results for an acquisition that was completed in the fourth quarter of 2007. Prepaid services revenue for 2008 was negatively impacted by net lost business primarily in ATM services.

Processing fees and other revenue from alliance partners

The decrease in processing fees and other revenue from alliance partners is due to the termination of the CPS alliance partially offset by processing fees related to the BAMS alliance. Processing fees and other revenue from alliance partners in 2008 compared to 2007 was negatively impacted due most significantly as a result of the CPS termination on November 1, 2008 (two fewer months in 2008 compared to 2007).

Product sales and other revenue

Product sales and other revenue growth for 2009 compared to 2008 remained flat. Revenue for 2008 was negatively impacted by decreased terminal sales resulting from slowing in equipment demand in part due to elevated prior year placements associated with merchants having to remain compliant with association rules, price compression and merchant portfolio sales in the first three quarters of 2007. The Company had portfolio sales in the fourth quarter of 2008, however, no gain was recognized due to the effects of purchase accounting for the merger.

Segment EBITDA

In addition to the impact of the items noted above in the revenue discussion, Retail and Alliance Services segment EBITDA in 2009 compared to 2008 was negatively impacted by the effects of the economy on spending patterns, increased credit losses due to a higher level of merchant failures and bankruptcy filings and by the negative impact of the BAMS alliance due to third party processing of the bank contributed merchants in the short-term. This negative impact will gradually reverse over time as the Company operationalizes the alliance, captures synergies and converts merchants to its platform. Increased credit losses negatively impacted segment EBITDA growth rates by 3 percentage points for 2009 compared to 2008. Partially offsetting these decreases was an increase due to lower incentive compensation in 2009 that contributed 1 percentage point to the segment EBITDA growth rate for 2009 compared to 2008 as well as general reductions in work force.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Retail and Alliance Services segment EBITDA in 2008 was also positively impacted by the annual fees and change in pricing discussed in the acquiring revenue discussion above. Segment EBITDA in 2008 was negatively impacted due to a slow 2008 holiday season. The 2008 segment EBITDA was not impacted by a charge similar to that recognized during the first quarter 2007 when the Company bought out a revenue sharing agreement as part of a new, larger relationship with Discover Financial Services LLC.

Segment EBITDA for 2008 increased compared to the same pro forma 2007 period due to the items noted above.

Financial Services Segment Results

(in millions)	Historical		Pro Forma	Historical		Percent Change
	Successor			Successor	Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	2009 vs. 2008		Historical 2008 vs. Pro Forma 2007
Revenues:
Transaction and processing service fees	$1,379.8	$1,480.4	$1,483.1	$405.6	$1,077.5	(7)%		(0)%
Investment income, net	1.0	2.6	4.1	0.7	3.4	(62)%		(37)%
Product sales and other	62.0	34.5	58.3	8.8	49.5	80%		(41)%

Segment revenue	$1,442.8	$1,517.5	$1,545.5	$415.1	$1,130.4	(5)%		(2)%

Segment EBITDA	$645.3	$753.1	$723.2	$202.2	$521.0	(14)%		4%
Segment margin	45%	50%	47%	49%	46%	(5	)pts	3	pts

	Year ended December 31,
	2009	2008	2007
Key indicators:
Domestic debit issuer transactions (a)	12,222.5	12,042.2	11,651.4			1%		3%
Domestic active card accounts on file (end of period) (b)
Bankcard	48.3	50.5	48.4			(4)%		4%
Retail	72.6	77.1	79.9			(6)%		(4)%

Total	120.9	127.6	128.3			(5)%		(1)%

Domestic card accounts on file (end of period) (c)
Bankcard	123.2	131.0	130.7			(6)%		0%
Retail	385.3	379.4	381.8			2%		(1)%
Debit	153.3	126.8	122.3			21%		4%

Total	661.8	637.2	634.8			4%		0%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

(b)	Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.
(c)	Domestic card accounts on file include credit, retail and debit card accounts as of the last month of the quarter.

Transaction and processing service fees revenue

Components of transaction and processing service fees revenue

(in millions)	Historical		Pro Forma	Historical		Percent Change
	Successor			Successor	Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	2009 vs. 2008	Historical 2008 vs. Pro Forma 2007
Credit card, retail card and debit processing	$972.0	$1,019.9	$1,033.2	$282.9	$750.3	(5)%	(1)%
Output services	242.5	285.1	276.2	71.3	204.9	(15)%	3%
Other revenue	165.3	175.4	173.7	51.4	122.3	(6)%	1%

Total	$1,379.8	$1,480.4	$1,483.1	$405.6	$1,077.5	(7)%	(0)%

Credit card, retail card and debit processing revenue

Credit card and retail card processing revenue was negatively impacted in 2009 compared to 2008 due to the decline in active accounts and reduced pricing partially offset by net new business. As a result of the adverse economic conditions credit card issuers are being more selective with whom they issue cards as discussed above and consumers are using their cards less frequently resulting in fewer active credit and retail card accounts.

The economic downturn has also slowed the growth rate of debit issuer transactions. Growth in debit issuer transactions was largely offset by transactions lost as a result of the Washington Mutual deconversion. In 2009 compared to 2008, debit issuer transaction growth exceeded the impact of the lost Washington Mutual transactions resulting in a modest increase. Debit issuer transactions grew in 2009 compared to 2008 and in 2008 compared to 2007 due most significantly to the shift to debit cards from credit cards, cash and checks largely offset by lost business.

Debit processing revenue in 2009 compared to 2008 was negatively impacted by the Washington Mutual impact noted above as well as other lost business and price compression partially offset by debit transaction growth and new business. The Financial Services segment “Credit card, retail card and debit processing” revenue growth rates were negatively impacted by 3 percentage points in 2009 compared to 2008 as a result of the termination of services provided to Washington Mutual. Approximately half of the impact on revenue from the Washington Mutual deconversion (mostly debit processing and output services) was offset in total Financial Services segment revenue by the recognition of contract termination fees in the “Product sales and other” line in the Consolidated Statements of Operations. Certain agreements, representing 19% of Washington Mutual 2008 revenue, will terminate in 2010. Recognition of contract termination fees will partially offset the impact of the lost business in 2010. Washington Mutual Bank represented approximately 7% of transaction and processing service fees revenue for the segment in 2008.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The Company received notification from a large financial institution that it will not renew its debit processing agreement at the end of the contract term. The contract is scheduled to expire in December 2010 and a portion of the business is expected to begin deconverting in late 2010 with minimal impact to revenue in 2010. The Company has also received notification of termination from various other financial institutions that are less significant individually, which are scheduled to deconvert throughout 2010. Including the large financial institution, these agreements represented approximately 4% of the segment’s transaction and processing service fees revenue for 2009.

Credit card, retail card and debit processing revenue was negatively impacted in 2008 by price compression and net lost business but benefited from growth of existing clients as well as having a full year of results from the Instant Cash Services® acquisition. The acquisition related to the debit card processing business occurred in the first half of 2007. Credit card and retail card processing revenue and debit processing revenue both decreased in 2008 compared to pro forma 2007 due to the factors noted above. The acquisition noted above contributed 1 percentage point to the credit card, retail card and debit processing revenue growth rate.

Output services revenue

Output services revenue decreased in 2009 compared to 2008 due to lost business and decreases in print mail and plastics volumes from existing customers as a result of the reduction in the number of accounts and account activity due to adverse economic conditions. Partially offsetting these decreases were increases due to additional print and plastics volumes as a result of new business. Most of the lost business relates to Washington Mutual Bank, which represented 17% of output services revenue in 2008. The output services revenue growth rate was negatively impacted by 9 percentage points for 2009 compared to 2008 as a result of the lost business with Washington Mutual Bank.

Output services revenue benefited in 2008 from internal growth partially offset by net lost business. The lost business related to statement production.

Other revenue

Other revenue consists mostly of revenue from remittance processing and online banking and bill payment services. Other revenue decreased in 2009 compared to 2008 due to lost business and lower remittance and check processing volumes due to adverse economic conditions and the shift from paper to electronic forms of payment. The wind-down of an existing product also contributed to the decrease. These declines were partially offset by the addition of a new client in the remittance business as well as growth in online banking and bill payment revenue.

Other revenue for 2008 benefited from having a full year of results from the FundsXpress acquisition, an on-line banking and bill payment service provider acquired in the first half of 2007, but was negatively impacted by net lost business related to remittance processing and call volumes. The FundsXpress acquisition benefited the 2008 other revenue growth rate by 9 percentage points compared to pro forma 2007 and net lost business negatively impacted the 2008 growth rate by 8 percentage points.

Product sales and other revenue

Product sales and other revenue increased in 2009 compared to 2008 due most significantly to the recognition of contract termination fees in 2009 related to the termination of services with Washington Mutual Bank.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Product sales and other revenue in 2008 was negatively impacted due most significantly to contract termination fees received in the 2007 predecessor period as well as a decrease in professional service fees in 2008 in the credit card and retail card businesses.

Segment EBITDA

In addition to the items noted above, Financial Services segment EBITDA decreased in 2009 compared to 2008 due most significantly to higher costs as a result of technology contractor services (including costs related to compliance with new credit card regulations) as well as higher technology cost allocations. Also impacting segment EBITDA was lower incentive compensation which benefited the growth rate by 2 percentage points. The contract termination fees related to the Washington Mutual Bank agreement termination discussed above offset the impact of losing the processing services such that the termination had no impact on segment EBITDA. The termination would have otherwise affected the segment EBITDA growth rate by 4 percentage points in 2009 compared to 2008.

Financial Services segment EBITDA in 2008 was positively impacted by decreases in compensation and other operating expenses resulting from restructurings in the fourth quarter of 2007 and other reductions in staff in 2008. Such reductions in expenses were significant enough to substantially offset the impact of price reductions and lost business. Negatively impacting 2008 are the items noted above in the revenue discussion.

International Segment Results

(in millions)	Historical		Pro Forma	Historical		Percent Change
	Successor			Successor	Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	2009 vs. 2008		Historical 2008 vs. Pro Forma 2007
Revenues:
Transaction and processing service fees	$1,197.1	$1,324.3	$1,162.9	$355.1	$807.8	(10)%		14%
Product sales and other	334.1	315.6	266.1	82.0	184.1	6%		19%
Other revenues	40.9	56.1	50.2	13.8	36.4	(27)%		12%

Segment revenue	$1,572.1	$1,696.0	$1,479.2	$450.9	$1,028.3	(7)%		15%

Segment EBITDA	$398.7	$433.3	$368.9	$117.9	$251.0	(8)%		17%
Segment Margin	25%	26%	25%	26%	24%	(1	)pt	1	pt

	Year ended December 31,
	2009	2008	2007
Key indicators:
International transactions (a)	5,826.8	5,397.2	4,525.5			8%		19%
International card accounts on file (end of period) (b)	80.9	80.1	62.5			1%		28%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.
(b)	International card accounts on file include bankcard and retail.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Summary

Segment revenue decreased in 2009 compared to 2008 due to foreign currency exchange rate movements, price compression and lost business. Foreign currency exchange rate movements negatively impacted the segment revenue growth rate by 9 percentage points for 2009 compared to 2008. Partially offsetting these decreases were new business and growth from existing clients.

Segment revenue in 2008 benefited from acquisitions and growth of existing clients. The most significant of these acquisitions were First Data Polska in Poland and the alliance with AIB in Ireland. Negatively impacting 2008 was price compression and net lost business.

Transaction and processing service fee revenue

Transaction and processing service fees revenue decreased in 2009 compared to 2008 due generally to the same items noted above. Foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rate by 9 percentage points for 2009 compared to 2008. The majority of the lost business noted above impacted the United Kingdom, Canada and Germany in 2009, a significant portion of which related to the wind-down of a UK issuing contract assumed by the Company in a previous year. Partially offsetting these decreases was an increase due to regulation changes in Australia allowing direct charging of transaction fees to customers in 2009, new business and growth from existing clients.

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

Product sales and other revenue

Product sales and other revenue increased in 2009 compared to 2008 due mostly to new license fee revenue and new business partially offset by decreased equipment and terminal sales.

Product sales and other revenue benefited in 2008 from increased terminal-related revenue and the impact of acquisitions but was negatively impacted by a decrease in professional services fees in 2008 due to the completion of projects in 2007 as well as contract termination fees received in 2007.

Segment EBITDA

Segment EBITDA decreased in 2009 compared to 2008 due to foreign currency exchange rate movements and price compression (as discussed in the revenue discussion above) as well as other items that were not individually significant. Foreign currency exchange rate movements adversely impacted the segment EBITDA growth rate by 11 percentage points in 2009 compared to 2008. Partially offsetting these decreases were benefits related to reduced headcount, growth from existing clients and lower incentive compensation in 2009.

Segment EBITDA in 2008 was impacted by the factors noted in the revenue discussion above as well as lower employee related expenses due to merger related reductions in force partially offset by an assessment for delays in a conversion project.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Unaudited Pro Forma Condensed Consolidated Statement of Operations

(in millions)	Historical		Pro Forma Adjustments			Pro Forma
	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007				Year ended December 31, 2007
Revenues:
Transaction and processing service fees	$1,553.3	$3,965.9	$—			$5,519.2
Investment income, net	(8.2)	(66.9)	—			(75.1)
Product sales and other	223.0	616.4	—			839.4
Reimbursable debit network fees, postage and other	510.4	1,257.5	—			1,767.9

	2,278.5	5,772.9	—			8,051.4

Expenses:
Cost of services (exclusive of items shown below)	753.8	2,116.2	(114.2)	(a	)	2,755.8
Cost of products sold	87.3	209.2	—			296.5
Selling, general and administrative	404.4	1,149.9	(150.1)	(b	)	1,404.2
Reimbursable debit network fees, postage and other	510.4	1,257.5	—			1,767.9
Depreciation and amortization	367.8	476.4	409.7	(c	)	1,253.9
Other operating expenses (d)	(0.2)	23.3	—			23.1

	2,123.5	5,232.5	145.4			7,501.4

Operating profit	155.0	540.4	(145.4)			550.0

Interest income	17.9	30.8	—			48.7
Interest expense	(584.7)	(103.6)	(1,348.1)	(e	)	(2,036.4)
Other income (expense)	(74.0)	4.9	15.8	(f	)	(53.3)

(Loss) income before income taxes, equity earnings in affiliates and discontinued operations	(485.8)	472.5	(1,477.7)			(1,491.0)
Income tax (benefit) expense	(176.1)	125.8	(601.8)	(g	)	(652.1)
Equity earnings in affiliates	46.8	223.0	(135.8)	(h	)	134.0

Net (loss) income from continuing operations	(262.9)	569.7	(1,011.7)			(704.9)
Less: Net income from continuing operations attributable to noncontrolling interests	39.0	105.3	—			144.3

Net (loss) income from continuing operations attributable to First Data Corporation	$(301.9)	$464.4	$(1,011.7)			$(849.2)

(a)	Adjustments to Cost of services consist of adjustments related to the reversal of amortization of prior year service costs and actuarial gains and losses related to defined benefit plans of $3.9 million; the reversal of costs associated with the accelerated vesting of equity awards of $105.6 million; and the reversal of rent expense of $4.7 million related to synthetic leases bought out as a result of change in control provisions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

(b)	Adjustments to Selling, general and administrative expenses consist of adjustments to recognize expense resulting from the sponsor’s management fee of $15.0 million; the reversal of merger transaction costs of $72.6 million; the reversal of costs associated with the accelerated vesting of equity awards of $89.9 million; and the reversal of amortization of prior year service costs and actuarial gains and losses related to defined benefit plans of $2.6 million.
(c)	Adjustments to Depreciation and amortization consists of adjustments related to increased other intangible asset amortization expense of $425.2 million; an adjustment for increased depreciation expense on buildings bought out of synthetic leases of $3.6 million; and an adjustment related to decreased fixed asset depreciation expense of $19.1 million (although the total value of the fixed assets increased from the valuation, certain of the depreciable assets had longer lives which resulted in lower annual depreciation).
(d)	Other operating expenses include: net restructuring charges, impairments, litigation and regulatory settlements, and other.
(e)	Reflects pro forma interest expense resulting from the Company’s new capital structure. The adjustment includes interest expense, amortization of commitment fees and debt issuance costs, and the impact of interest rate swaps associated with the new facilities and notes described in Note 9 of the Consolidated Financial Statements in Item 8 of this Form 10-K less the interest expense recognized on the notes that were repaid in conjunction with the merger. The adjustment also includes amortization of structuring fees incurred upon modification of the term loan facilities also described in Note 9 of the Consolidated Financial Statements in Item 8 of this Form 10-K. The adjustment excludes the impact of the bridge financing fees paid at the closing of the merger and amortized through the date of the aforementioned modification as they are not considered indicative of long-term ongoing operations. Interest has been calculated, as applicable, at rates consistent with the final fixed interest rates stipulated in the modifications in June 2008 of the term loan facilities. Interest for floating rate debt has been calculated using the applicable effective LIBOR rate.
(f)	Represents the elimination of debt repayment costs associated with the Company’s debt existing prior to the merger.
(g)	Represents the tax effect of the pro forma adjustments, calculated at a marginal rate of 37.3% for 2007.
(h)	Adjustment to equity method investments consists of increased other intangible asset amortization expense.

Unaudited Pro Forma Segment Revenues (a)

(in millions)	Successor	Predecessor	Pro Forma
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Pro Forma Adjustments	Adjusted Revenue
Retail and Alliance Services	$916.8	$2,412.3	$—	$3,329.1
Financial Services	415.1	1,130.4	—	1,545.5
International	450.9	1,028.3	—	1,479.2
Integrated Payments Systems	34.3	71.4	—	105.7
All Other and Corporate	84.8	240.8	—	325.6
Divested businesses	56.9	140.0	—	196.9

Total segment, all other and corporate and divested businesses	$1,958.8	$5,023.2	$—	$6,982.0

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Unaudited Pro Forma Segment EBITDA (a)

	Successor	Predecessor	Pro Forma
(in millions)	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Pro Forma Adjustments	Adjusted Operating Profit
Retail and Alliance Services	$395.3	$985.2	$—	$1,380.5
Financial Services	202.2	521.0	—	723.2
International	117.9	251.0	—	368.9
Integrated Payments Systems	—	—	—	—
All Other and Corporate	(23.6)	(65.1)	—	(88.7)
Divested businesses	26.5	57.3	—	83.8

Total segment, all other and corporate and divested businesses	$718.3	$1,749.4	$—	$2,467.7

(a)	No pro forma adjustments have been made to segment revenue or segment EBITDA in 2007. Accordingly, values represent the sum of predecessor and successor periods. Segment EBITDA by definition already include the pro forma adjustments in the Unaudited Pro Forma Condensed Consolidated Statement of Operations.

Capital Resources and Liquidity

The Company’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. Deterioration of cash generated from operating activities from 2009 results may result in certain capital expenditures being limited and may require the use of the revolving credit facility to fund interest payments or capital expenditures; however, the Company will continue with its cost savings initiatives in order to mitigate any potential deterioration. Based on the above, the Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights the Company’s cash flow activities and the sources and uses of funding during the successor years ended December 31, 2009 and 2008, the successor period from September 25, 2007 through December 31, 2007 and the predecessor period from January 1, 2007 through September 24, 2007.

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At December 31, 2009 and 2008, the Company held $737.0 million and $406.3 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by IPS that are not available to fund any operations outside of the IPS business. In addition, cash and cash equivalents also includes amounts held by the BAMS alliance, which is consolidated by the Company, that are not available to fund operations outside of the alliance. At December 31, 2009 and 2008, the cash and cash equivalents held by IPS and the BAMS alliance totaled $345.1 million and $180.3 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cash and cash equivalents also includes amounts held outside of the U.S. at December 31, 2009 and 2008 totaling $247.1 million and $166.1 million, respectively. As of December 31, 2009, there was approximately $125 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. The Company plans to fund any cash needs in 2010 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

Cash Flows from Operating Activities from Continuing Operations

	Successor			Predecessor
	Year ended December 31,		Period from September 25, 2007 through December 31,	Period from January 1, 2007 through September 24,
Source/(use) (in millions)	2009	2008	2007	2007
Net (loss) income from continuing operations	$(1,014.6)	$(3,608.0)	$(262.9)	$569.7
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,553.8	1,559.6	427.2	540.2
Other non-cash and non-operating items, net	654.1	3,224.3	38.2	88.7
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	288.8	(86.4)	(316.9)	(145.4)
Other assets, current and long-term	215.6	297.4	124.8	(28.7)
Accounts payable and other liabilities, current and long-term	(40.2)	(18.5)	(103.2)	(13.3)
Income tax accounts	(657.9)	(768.8)	(61.4)	69.6
Excess tax benefit from share-based payment arrangement	—	(13.1)	—	(219.8)

Net cash provided by (used in) operating activities from continuing operations	$999.6	$586.5	$(154.2)	$861.0

Cash flows provided by (used in) operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

Cash flows from operating activities for the year ended December 31, 2009 included a source of cash of $246 million which resulted from funding of domestic settlement obligations which should have been received from a card association on December 31, 2008 but was not received until the first business day of 2009 due to a file transfer delay.

The Company’s operating cash flow is impacted by its level of debt. Approximately $1,412.2 million, $1,424.7 million, $480.0 million and $90.5 million in cash interest was paid during 2009, 2008, the 2007 successor period and the 2007 predecessor period, respectively. Cash interest increased significantly subsequent to the merger on September 24, 2007. In addition, since September 2008, interest on the Company’s senior unsecured debt is payable semi-annually in the first and third quarters of the year. Accordingly, the cash interest of the Company is greater in the first and third quarters than it is in the second and fourth quarters (all other debt has interest due monthly or quarterly). Cash interest payments in 2010 are expected to be similar to interest paid in 2009. Using December 31, 2009 balances, a 10 percent increase in interest rates on an annualized basis would increase interest expense by approximately $1.3 million.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The Company’s operating cash flows are impacted by fluctuations in working capital. During 2009, such fluctuations included, most significantly, sources related to the timing of prefunding certain settlement arrangements, collection of receivables and distributions of earnings received from alliances. Such sources were offset by uses associated with timing of payments for various liabilities including semi-annual payments of interest on senior unsecured debt and incentive compensation earned in 2008. The formation of BAMS negatively impacted working capital in 2009 due most significantly to the prefunding of associated settlement arrangements and timing of collections of receivables offset by sources from other prefunding arrangements and the timing of payments on various expenses incurred by the alliance.

Operating cash flows for both 2009 and 2008 were impacted by the Company being in a net operating loss carryforward position for U.S. federal income tax purposes. As a result, the Company has not received cash for any of the income tax benefit recorded in the respective years related to U.S. federal income taxes. The Company was able to carry back most of the net operating loss from the successor 2007 period and received a cash benefit in 2008.

Cash flows from operating activities from continuing operations increased in 2009 compared to 2008 due most significantly to the $246 million out of period collection and the timing of prefunding both described above.

The most significant sources of cash in 2008 were associated with the collection of receivables, distributions of earnings associated with certain affiliates and the timing of certain settlement arrangements. Offsetting these sources were uses of cash associated with the $246 million out of period collection described above and payments for various liabilities the most significant of which included interest payments on long-term debt, incentive compensation payments, pension plan contributions to the United Kingdom pension plan and income taxes.

The source of cash in 2008 compared to the use of cash in the successor 2007 period and the source of cash in the predecessor 2007 period resulted most significantly from timing associated with certain settlement arrangements and collections of receivables and a decrease in the use of cash associated with the excess tax benefit from share-based payment arrangement resulting from the accelerated payout of stock options and restricted stock in 2007 in conjunction with the merger. Partially offsetting these items were larger uses of cash in 2008 resulting from incentive compensation payments as well as interest payments on long-term debt. Cash flows from operating activities in 2008 were lower, in part, due to earnings associated with CPS not being distributed as the result of potential cash needs associated with the termination of the alliance.

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

The Company anticipates funding operations throughout 2010 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cash Flows from Investing Activities

	Successor			Predecessor
	Year ended December 31,		Period from September 25, 2007 through December 31,	Period from January 1, 2007 through September 24,
Source/(use) (in millions)	2009	2008	2007	2007
Merger, net of cash acquired	—	—	$(25,756.2)	—
Current period acquisitions, net of cash acquired	$(86.5)	$(188.7)	(62.8)	$(690.3)
Payments related to other businesses previously acquired	(14.7)	(35.6)	(0.5)	(50.0)
Proceeds from dispositions, net of expenses paid and cash disposed	88.1	215.1	—	—
Proceeds from sale of property and equipment	29.4	—	—	—
Additions to property and equipment, net	(199.1)	(283.9)	(55.2)	(275.5)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(180.0)	(163.9)	(57.5)	(123.7)
Proceeds from the sale of marketable securities	3.9	74.9	14.1	11.8
Other investing activities	(48.7)	(1.3)	108.7	18.1

Net cash used in investing activities	$(407.6)	$(383.4)	$(25,809.4)	$(1,109.6)

Merger

As discussed in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company merged with an entity controlled by affiliates of KKR on September 24, 2007. The $25.8 billion represents the use of cash to purchase the FDC shares from its shareholders as well as other related transaction costs.

Acquisitions

The Company finances acquisitions through a combination of internally generated funds, short-term borrowings and equity of its parent company. The Company continues to pursue opportunities that strategically fit into the business. The Company currently does not expect to fund material acquisitions in 2010. If cash flows from operating activities are not sufficient to fund acquisitions, the Company may borrow against its revolving credit facility or find other sources of financing.

The Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives. For a more detailed discussion on acquisitions in 2009, 2008, the 2007 successor period and the 2007 predecessor period refer to Note 4 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The Company funded significantly less in 2009 for acquisitions than in prior years. All acquisitions during these periods were funded from cash flows from operating activities or from the reinvestment of cash proceeds from sale of other assets other than the acquisition of the Company’s proportionate share of the BAMS alliance and CPS discussed in “significant non-cash transactions” below. Purchases of noncontrolling interests are classified as financing activities as noted below.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Payments Related to Other Businesses Previously Acquired

For all periods, payments related to other businesses previously acquired related mostly to contingent consideration associated with a merchant alliance. The payments in 2009 and 2008 were recognized as a part of purchase accounting associated with the merger with affiliates of KKR and did not result in an increase in assets. The merger is described in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. There will be no additional payments of contingent consideration associated with this merchant alliance. Additionally, no significant payments associated with other businesses is anticipated.

Proceeds from Dispositions, net of expenses paid and cash disposed

The source of cash in proceeds from dispositions in 2009 resulted from the Company selling a merchant acquiring business in Canada in the fourth quarter of 2009 and selling its debit and credit card issuing and acquiring processing business in Austria in the third quarter of 2009. The source of cash in proceeds from dispositions in 2008 resulted from the Company selling its interest in Early Warning Services, which had been accounted for under the equity method, and selling its subsidiary Active Business Services Ltd. both in the third quarter of 2008 as well as from selling its subsidiary Peace in October 2008 and from reducing its ownership interest in the alliance with Wells Fargo in December 2008 as described in “2008 Overview” above.
Capital Expenditures

The Company incurred capital expenditures consisting of property and equipment purchases, payments to secure customer service contracts and capitalized systems development costs, including expenditures related to data center consolidation, of approximately $379.1 million in 2009. During 2009, the Company entered into sale leaseback transactions for certain equipment which resulted in proceeds from the sale of approximately $22 million. Capital expenditures are estimated to be approximately $370 million in 2010. Capital expenditures in 2009 were funded through cash flows from operating activities. Capital expenditures in 2010 are also expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures, enter into capital leases or utilize its revolving credit facility.

Capital expenditures in 2009 decreased from 2008 as a result of the Company implementing cost savings initiatives. Capital expenditures in 2007 were high due mostly to the purchase of buildings and fixed assets out of synthetic leases triggered by the merger, expenditures related to the U.S. data center consolidation and an increase in contract costs.

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities in 2008 as well as the 2007 successor period resulted from the sale of MasterCard shares and, in 2008, the sale of one additional investment. Proceeds in the predecessor period in 2007 resulted from the partial liquidation of miscellaneous marketable securities.

Other Investing Activities

The use of cash from other investing activities in 2009 related primarily to a $28.0 million contribution to the PNC alliance as discussed in the “Overview” section above and a $21.0 million increase in regulatory and restricted cash balances. Due to volatility in the global credit and capital markets, certain of the Company’s portfolio holdings within settlement assets may have a less favorable market value or are otherwise impaired.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Refer to Note 18 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a description of the impacted securities. The Company does not anticipate the need to liquidate the securities until after 2010.

The use of cash from other investing activities in 2008 related mostly to $12.3 million in illiquid money market funds reclassified from cash and cash equivalents in December 2008 and other items not individually significant. These were mostly offset by a source of cash related to proceeds from the sale of merchant portfolios and the redemption of VISA stock.

The source of cash from other investing activities in the 2007 successor period related most significantly to $49.5 million from activity associated with the Company’s First Financial Bank which was dissolved prior to December 31, 2007, $44.3 million from the sale of strategic investments and a decrease of $34.6 million in regulatory, restricted and escrow cash balances. These sources were partially offset by a use related to $20.2 million in payments for termination of interest rate and cross currency swaps. The use of cash in the 2007 predecessor period related to sources of $75.0 million in distributions from certain strategic investments, proceeds from the sale of merchant portfolios and proceeds from the sale of investments as well as $48.6 million related to activity associated with the Company’s First Financial Bank. Offsetting these sources were uses related to $85.2 million in payments for termination of interest rate and cross currency swaps and a $31.1 million increase in regulatory, restricted and escrow cash balances.

Cash Flows from Financing Activities

	Successor			Predecessor
	Year ended December 31,		Period from September 25, 2007 through December 31,	Period from January 1, 2007 through September 24,
Source/(use) (in millions)	2009	2008	2007	2007
Short-term borrowings, net	$(206.1)	$(41.9)	$238.5	$26.3
Proceeds from issuance of long-term debt	—	100.4	21,245.7	—
Principal payments on long-term debt	(243.1)	(326.8)	(2,033.3)	(126.6)
Proceeds from issuance of common stock	—	—	7,224.4	187.4
Distributions and dividends paid to noncontrolling interests	(10.0)	(150.9)	(36.6)	(126.5)
Contributions from noncontrolling interests	193.0	—	—	2.1
Purchases of noncontrolling interest	—	(78.4)	(73.8)	—
Capital contributed by Parent	—	126.8	—	—
Excess tax benefit from share-based payment arrangement	—	13.1	—	219.8
Purchase of treasury shares	—	—	—	(371.8)
Cash dividends	—	(1.8)	—	(67.7)

Net cash (used in) provided by financing activities	$(266.2)	$(359.5)	$26,564.9	$(257.0)

Short-Term Borrowings, net

The use of cash related to short-term borrowings in 2009 resulted from a net $18.0 million payment on the senior secured revolving credit facility as well as $189.5 million of net payments on credit lines used to prefund settlement activity. The use of cash in 2008 resulted from a net $42.0 million payment on the senior secured revolving credit facility as well as timing of draws and payments on credit lines associated with settlement activity. The source of cash in the successor period from September 25, 2007 through December 31, 2007 was

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

related to $60 million drawn on the senior secured revolving credit facility as well as timing of draws and payments on credit lines associated with settlement activity. The source of cash in the predecessor period from January 1, 2007 through September 24, 2007 related to timing of draws and payments on credit lines associated with settlement activity.

The Company has a senior secured revolving credit facility that currently has commitments from nondefaulting financial institutions to provide $1,769.4 million of credit. The Company had no amount outstanding against the revolving credit facility as of December 31, 2009 and $18.0 million outstanding against the revolving credit facility as of December 31, 2008, representing an incremental use of cash of $18.0 million. As of December 31, 2009, $1,729.8 million remained available under this facility after considering the letters of credit issued under it.

The Company utilizes its revolving credit facility on a short-term basis to fund investing or operating activities when cash flows from operating activities are not sufficient. The Company believes the capacity under its senior secured revolving credit facility is sufficient to meet its short-term liquidity needs. The senior secured revolving credit facility can be used for working capital and general corporate purposes. There are multiple institutions that have nondefaulting commitments under this facility with none representing more than approximately 17% of the remaining capacity.

The Company had a $1.5 billion commercial paper program in the 2007 predecessor period that was issued under a $1.5 billion revolving credit facility, both of which terminated in conjunction with the merger.

Proceeds from Issuance of Long-Term Debt

On September 24, 2007, the Company entered into several debt instruments in conjunction with the merger. Details of each instrument are described in Note 9 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The adverse economic conditions experienced in the U.S. and around the world in 2008 and 2009 impacted the Company’s results of operations and as a result, have impacted the Company’s debt ratings. As of March 10, 2010, the Company’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). Additionally, the current economic conditions and the Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

Principal Payments on Long-Term Debt

During 2009, 2008 and the successor 2007 period, the Company made payments of $129.0 million, $128.4 million and $32.0 million related to its senior secured term loan facility, respectively and $34.1 million in debt restructuring fees in both 2009 and 2008.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

During 2009, the Company paid $10.7 million related to a note due in 2009. During 2008, the Company paid $81.7 million related to notes due in 2008 and repurchased $18.7 million in debt (par value of $30 million).

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

Payments for capital leases were $68.2 million for 2009, $57.1 million for 2008, $14.3 million for the successor 2007 period and $35.0 million for the predecessor 2007 period.

Proceeds from Issuance of Common Stock

The Company received proceeds in the 2007 successor period representing equity funding from its parent, Holdings, related to the merger. Proceeds during the 2007 predecessor period resulted from stock option exercises and purchases under the Company’s employee stock purchase plan.

Distributions and Dividends Paid to Noncontrolling Interests

Distributions and dividends paid to noncontrolling interests primarily represent distributions of earnings. The decrease in 2009 from 2008 is primarily the result of the deconsolidation of WFMS as discussed in “Overview” above. The 2007 predecessor period also includes the distribution of $27.6 million of proceeds received from the sale of Taxware to noncontrolling interests.

Contributions from Noncontrolling Interests

Activity in 2009 represents the cash contribution from Rockmount to BAMS. The contribution represents the cash contributed by the third-party investor that controls Rockmount. For additional information regarding the BAMS alliance, refer to the “Overview” section above.

Purchases of Noncontrolling Interest

For information concerning the Company’s purchases of noncontrolling interests refer to the “Acquisitions” section above as well as Note 4 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Capital Contributed by Parent

During 2008, the Company received capital contributions from Holdings, comprised of the proceeds from purchases of shares in Holdings by certain management employees of FDC. The Company used these contributions to fund operations.

Excess Tax Benefit from Share-based Payment Arrangement

The excess tax benefit from share-based payment arrangement in 2008 represents the exercise of Western Union stock options and restricted stock held by FDC employees. The excess tax benefit from share-based payment arrangement in 2007 represents the exercise of and accelerated payout of stock options and restricted stock. This is also reflected in the “Cash Flows from Operating Activities from Continuing Operations” section above.

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

Cash Dividends

The Company paid cash dividends to Holdings in 2008 to fund employee stock repurchases under the employee stock program and other miscellaneous, minor operational needs. The decrease in cash dividends from the predecessor period in 2007 is due to the merger and the associated suspension of regular quarterly dividends.

Letters, Lines of Credit and Other

	Total Available		Total Outstanding
	As of December 31,		As of December 31,
(in millions)	2009	2008	2009	2008
Letters of Credit (a)	$500.1	$514.3	$39.7	$54.0
Lines of Credit and Other (b)	$563.9	$655.5	$109.2	$295.0

(a)	Up to $500 million of the Company’s senior secured revolving credit facility is available for letters of credit, of which $39.6 million and $39.7 million of letters of credit were issued under the facility as of December 31, 2009 and 2008, respectively. An additional $0.1 million and $14.3 million of letters of credit were outstanding associated with other arrangements as of December 31, 2009 and 2008, respectively. Outstanding letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. All letters of credit expire prior to February 20, 2011 with a one-year renewal option. The Company expects to renew most of the letters of credit prior to expiration.
(b)	As of December 31, 2009, represents $379.5 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. Except for $14.4 million available for working capital needs, the Company cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, the Company had borrowings outstanding against them.

The Company believes its liquidity exposure associated with its lines of credit is slightly increased as a result of the current status of the global economy; however, the Company does not believe this will have any impact on the overall liquidity of the Company. In the event one or more of the aforementioned lines of credit becomes unavailable, the Company will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant Non-Cash Transactions

On June 26, 2009, the Company entered into the BAMS alliance with BofA and Rockmount as discussed in the “Overview” section above. The Company’s and BofA’s direct contributions to the alliance consisted of non-cash assets and liabilities.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

During 2009, 2008 and the 2007 successor period, the principal amount of the Company’s senior PIK (Payment In-Kind) notes increased by $333.0 million, $197.4 million and $67.5 million, respectively, resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on the PIK term loan facility will be required to be paid in cash and the first such payment will be due in March 2012.

During the years ended December 31, 2009 and 2008, the Company entered into capital leases totaling approximately $105 million and $89 million, respectively. Capital leases into which the Company entered during the successor and predecessor periods in 2007 were immaterial.

On September 17, 2008, the Company launched a registered exchange offer to exchange the $2.2 billion aggregate principal amount of its 9.875% senior notes due 2015 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. Substantially all of the notes were exchanged effective October 21, 2008. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

In accordance with the terms of the amended senior unsecured term loan and senior subordinated unsecured term loan facilities and in September 2008, the Company exchanged substantially all of the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 as well as all of its 10.55% senior unsecured PIK term loan bridge loans due 2015 and 11.25% senior subordinated unsecured term loan bridge loans due 2016 for senior notes, senior PIK notes and senior subordinated notes, respectively, in each case having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly. In March 2009, the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 that was not previously exchanged was exchanged for senior notes identical to those described above. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

On August 10, 2009, the Company launched a registered exchange offer to exchange aggregate principal amounts of $3.2 billion of its 10.55% senior PIK notes, $2.5 billion of its 11.25% senior subordinated notes and $1.6 billion of its 9.875% senior notes (which constituted all such notes outstanding at that date) for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. Substantially all of the notes were exchanged effective September 9, 2009. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance, CPS, which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the alliance, including domestic merchant contracts, an equity investment in Merchant Link, a full-service ISO and Agent Bank unit, and a portion of the employees. The receipt of the Company’s proportionate share of CPS was accounted for as a business combination and was a non-cash transaction.

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

All obligations under the senior notes, senior PIK notes and senior subordinated notes are similarly guaranteed on a subordinated basis in accordance with their terms by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured term loan facility noted above. The Company is in compliance with all applicable covenants as of December 31, 2009 and anticipates it will remain in compliance in future periods.

Although the senior secured revolving credit facility, senior secured term loan facility, senior notes, senior PIK notes and senior subordinated notes contain restrictions on the Company’s ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, the most significant of which is the ability to incur indebtedness in connection with the Company’s settlement operations. The Company believes that the indebtedness that can be incurred under these exceptions as well as additional credit under the existing senior secured revolving credit facility are sufficient to satisfy the Company’s intermediate and long-term needs.

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

The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indentures, senior notes, senior PIK notes and senior subordinated notes. As of December 31, 2009, the Company is in compliance with this covenant with Consolidated Senior Secured Debt of $12,836.7 million, Consolidated EBITDA of $2,392.4 million and a Ratio of 5.37 to 1.00.

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

The calculation of Consolidated EBITDA under the senior secured term loan facility is as follows (in millions):

Last twelve months ended December 31, 2009
Net loss attributable to First Data Corporation	$(1,086.4)
Interest expense, net (1)	1,784.7
Income tax benefit	(578.8)
Depreciation and amortization (2)	1,553.8

EBITDA (13)	1,673.3
Stock based compensation (3)	19.2
Other items (4)	351.0
Official check and money order EBITDA (5)	19.9
Cost of data center, technology and savings initiatives (6)	147.9
KKR merger related items (7)	27.2
Pre-acquisition EBITDA of acquired or divested businesses (8)	(38.7)
Projected near-term cost savings and revenue enhancements (9)	160.0
Net income attributable to noncontrolling interests (10)	10.8
Equity entities taxes, depreciation and amortization (11)	13.2
Other (12)	8.6

Consolidated EBITDA (13)	$2,392.4

(1)	Includes interest expense and interest income.
(2)	Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $27.7 million and amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line of $73.8 million.
(3)	Stock based compensation recognized as expense.
(4)	Other items include net restructuring, impairments, litigation and regulatory settlements, investment gains and losses, derivative financial instruments gains and losses, net divestitures, non-operating foreign currency gains and losses and other as applicable to the period presented.
(5)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to the Company’s wind down of these businesses.
(6)	Represents implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expense related to the reorganization of global application development resources, expense associated with domestic data center consolidation initiatives and planned workforce reduction expenses, as well as certain platform development and other costs directly associated with the termination of the Chase Paymentech alliance, all of which are considered one-time projects (excludes costs accrued in purchase accounting).

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

(7)	Represents the exclusion of third party expenses including legal, accounting and other advisory fees incurred in connection with the merger of the Company with an affiliate of KKR and the debt issued thereunder, KKR annual sponsor fees for management, consulting, financial and other advisory services and the effect of purchase accounting associated with the merger on EBITDA, which is primarily the result of revenue recognition adjustments.
(8)	Reflects the EBITDA of companies acquired or divested after December 31, 2008 through December 31, 2009, as if these companies had been acquired or divested on January 1, 2009.
(9)	Reflects cost savings and revenue enhancements projected to be achieved within twelve months on an annualized basis, principally in connection with cost savings initiatives described in Note 6 and the BAMS alliance.
(10)	Net income attributable to noncontrolling interests excluding amounts attributable to consolidated entities in which the Company does not have a 50% or more direct ownership interest as provided for under the terms of the agreements governing the Company’s senior unsecured debt and/or senior secured credit facilities. The Company has only a 48.45% direct ownership interest in BAMS and a 2% indirect interest in BAMS via its 40% noncontrolling interest in Rockmount, a holder of a 5% non-voting interest in BAMS.
(11)	Represents the Company’s proportional share of income taxes, depreciation, and amortization on equity method investments.
(12)	Includes non-capitalized merger and acquisitions costs and losses on equity method investments.
(13)	EBITDA is defined as net income (loss) attributable to First Data Corporation before net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under U.S. generally accepted accounting principles (“GAAP”) and does not purport to be an alternative to net income (loss) attributable to First Data Corporation as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain material non-cash items, non-recurring items that the Company does not expect to continue at the same level in the future and certain items management believes will materially impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis principally in connection with cost savings initiatives described in Note 6 above. Consolidated EBITDA is further adjusted to add net income attributable to noncontrolling interests of non-wholly-owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing the Company’s senior unsecured debt and/or senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing the Company’s senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Off-Balance Sheet Arrangements

During 2009 and 2008, the Company did not engage in any off-balance sheet financing activities. During the predecessor 2007 period, other than facility and equipment leasing arrangements, the Company did not engage in off-balance sheet financing activities. Prior to the merger, the Company had several synthetic operating lease arrangements. On September 20, 2007, the Company purchased the buildings and equipment under its synthetic operating lease arrangements as contractually required due to change in control provisions contained in the agreements. Rent expense related to synthetic operating leases was $4.7 million for the predecessor period from January 1, 2007 through September 24, 2007.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2009 are as follows (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (a)	$31,417.2	$1,597.8	$3,152.0	$15,084.9	$11,582.5
Capital lease obligations (b)	258.8	67.3	82.3	22.7	86.5
Operating leases	229.8	62.1	74.9	36.6	56.2
Pension plan contributions (c)	34.2	34.2
Purchase obligations (d):
Technology and telecommunications (e)	543.3	429.5	72.4	16.7	24.7
All other (f)	343.4	210.1	117.2	5.1	11.0
Other long-term liabilities	46.3	42.7	2.5	0.3	0.8

	$32,873.0	$2,443.7	$3,501.3	$15,166.3	$11,761.7

(a)	Includes future cash interest payments on long-term borrowings through scheduled maturity dates. Includes $12,627.7 million of variable rate debt. Also includes the impact of interest rates swaps that convert $7,500 million of the variable rate debt to fixed rates. The swaps expire in 2010 and 2012. Interest payments for the variable rate debt and the associated interest rate swaps were calculated using interest rates as of December 31, 2009.
(b)	Includes future payments on capital leases, including interest expense, through scheduled expiration dates.
(c)	The amount of pension plan contributions depends upon various factors that cannot be accurately estimated beyond a one-year time frame.
(d)	Many of the Company’s contracts contain clauses that allow the Company to terminate the contract with notice, and with or without a termination penalty. Termination penalties are generally an amount less than the original obligation. Certain contracts also have an automatic renewal clause if the Company does not provide written notification of its intent to terminate the contract. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, the Company has not had any significant defaults of its contractual obligations or incurred significant penalties for termination of its contractual obligations.
(e)	Technology and telecommunications includes obligations related to hardware purchases, which includes purchases of ATMs and terminals, software licenses, hardware and software maintenance and support, technical consulting services and telecommunications services. The Company anticipates it will renew approximately $216 million of significant telecommunications contracts that expire during 2010. Payments related to these contracts are included in the table above through the current expiration date.
(f)	Other includes obligations related to materials, data, non-technical contract services, facility security, investor management fees, maintenance and marketing promotions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

At December 31, 2009, the Company had approximately $595 million of tax contingencies included in long-term income taxes payable in the “Other long-term liabilities” line of the Consolidated Balance Sheets, including approximately $137 million of income tax liabilities for which Western Union is required to indemnify the Company. Timing of tax payments is dependent upon various factors which cannot be reasonably estimated at this time.

Critical Accounting Policies

Stock-Based Compensation

Upon the September 24, 2007 close of the merger, the vesting of FDC stock options, restricted stock awards and restricted stock units (including Western Union stock options, restricted stock awards and restricted stock units held by FDC personnel) was accelerated and the associated expense recorded in the predecessor financial statements. These stock-based compensation plans were terminated at that time. On October 26, 2007, the Company established a stock incentive plan for certain management employees of FDC and its affiliates (“stock plan”). This stock plan is at the Holdings level which owns 100% of FDC’s equity interests. The stock plan provides the opportunity for certain management employees to purchase shares in Holdings and then receive a number of stock options or restricted stock based on a multiple of their investment in such shares, the plan also allows for the Company to award shares and options to certain management employees. The expense associated with this plan is recorded by FDC. FDC uses the Black-Scholes option pricing model to measure the fair value of stock option awards. The Company chose the Black-Scholes model based on the Company’s experience with the model and the determination that the model could be used to provide a reasonable estimate of the fair value of awards with terms such as those issued by Holdings. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Certain of these inputs are more subjective than in previous periods due to Holdings being privately held and thus not having objective historical or public information. The most subjective inputs are the expected term, expected volatility and determination of share value. The expected term is determined using probability weighted expectations and expected volatility is determined using a selected group of guideline companies as surrogates for Holdings.

On a quarterly basis, the Company estimates the fair value of Holdings common stock. Periodically, a third party valuation firm provides assistance with certain key assumptions and performs calculations using the valuation methods discussed below. All key assumptions and valuations were determined by and are the responsibility of management. The Company relies on the results of a discounted cash flow analysis but also considers the results of a market approach. The discounted cash flow analysis is dependent on a number of significant management assumptions regarding the expected future financial results of the Company and Holdings as well as upon estimates of an appropriate cost of capital. A sensitivity analysis is performed in order to establish a narrow range of estimated fair values for the shares of Holdings common stock. The market approach consists of identifying a set of guideline public companies. Multiples of historical and projected EBITDA determined based on the guideline companies is applied to Holdings’ EBITDA in order to establish a range of estimated fair value for the shares of Holdings common stock. The Company considers the results of both of these approaches, placing primary reliance on the discounted cash flow analysis. The concluded range of fair values is also compared to the value determined by the Board of Directors for use in transactions, including stock sales and repurchases. After considering all of these estimates of fair value, the Company then determines a single estimated fair value of the stock to be used in accounting for share based compensation.

The current stock plan includes performance options that vest based upon Company EBITDA targets following the five years after grant date. These EBITDA targets have both annual and cumulative components.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The Company did not meet the 2009 and 2008 annual EBITDA targets associated with the performance stock options. In addition, the Company could not conclude it is probable that the annual or cumulative future EBITDA targets associated with the performance stock options will be met. The Company is not planning to recognize expense related to these options in future periods unless or until attainment of applicable targets is judged to be probable. The options also have certain accelerated vesting provisions upon a change in control, an initial public offering, and certain termination costs.

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

The Company’s obligation to stand ready to perform is minimal in relation to the total dollar volume processed. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize this obligation. Collateral held by the Company is classified within “Settlement assets” and the obligation to repay the collateral if it is not needed is classified within “Settlement obligations” on the Company’s Consolidated Balance Sheets. The amounts of collateral held by the Company and its unconsolidated alliances are as follows (in millions):

At December 31,	2009	2008
Cash and cash equivalents collateral	$721.8	$730.3
Collateral in the form of letters of credit	123.7	197.3

Total collateral	$845.5	$927.6

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

	Successor			Predecessor
	Year ended December 31,		Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
	2009	2008
FDC and consolidated and unconsolidated alliances credit losses (in millions)	$93.3	$40.4	$14.0	$33.7
FDC and consolidated alliances credit losses (in millions)	$89.7	$35.0	$12.0	$27.9
Total dollar volume acquired (in billions)	$1,259.1	$1,437.9	$443.0	$1,101.5

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ respective financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At December 31, 2009 and 2008, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss reserves of $46.5 million and $23.4 million, respectively. The amount of the reserves attributable to entities consolidated by the Company was $45.2 million and $20.3 million at December 31, 2009 and 2008, respectively. The Company believes the recorded reserve approximates the fair value of the contingent obligation.

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

The majority of the TeleCheck business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. At December 31, 2009 and 2008, the Company had accrued warranty balances of $16.6 million and $15.2 million, and accrued recovery balances of $32.5 million and $45.1 million, respectively. Accrued warranties are included in “Other current liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets.

The Company establishes an incremental liability (and deferred revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are settled within 30 days. The incremental liability was approximately $2.5 million and $1.9 million at December 31, 2009 and 2008, respectively.

The following table details the check guarantees of TeleCheck for the years ended December 31, 2009 and 2008, the successor period from September 25, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through September 24, 2007.

	Successor			Predecessor
	Year ended December 31,		Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007

	2009	2008
Aggregate face value of guaranteed checks (in billions)	$42.7	$43.4	$12.7	$30.4
Aggregate amount of checks presented for warranty (in millions)	$366.2	$404.4	$128.2	$303.6
Warranty losses net of recoveries (in millions)	$115.8	$106.3	$35.8	$80.0

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.6 billion at December 31, 2009 which represented an estimate of the total uncleared checks at that time.

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

Fair value is defined by accounting guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s approach to estimating the fair value of its financial instruments varies depending upon the nature of the instrument and may require the Company to make significant judgments regarding inputs into the valuation.

In estimating fair values for investment securities and derivative financial instruments, the Company believes that third-party market prices are the best evidence of exit price and where available, bases its estimates on such prices. If such prices are unavailable for the instruments held by the Company, fair values are estimated using market prices of similar instruments, third-party broker quotes or a probability weighted discounted cash flow analysis. Where observable market data is unavailable or impracticable to obtain, the valuation involves substantial judgment by the Company. All key assumptions and valuations are the responsibility of management.

Investment Securities

The Company held $762.2 million and $894.4 million of investment securities as of December 31, 2009 and 2008, respectively. Approximately $449.7 million and $492.2 million of the Company’s investment securities were SLARS as of December 31, 2009 and 2008, respectively.

Beginning in 2008, investment banks and broker dealers became less willing to support auction rate securities (“ARS”) auctions. As a result, multiple auctions failed, including auctions for SLARS held by the Company. Due to these market changes the valuation of SLARS became highly judgmental in 2008.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The Company will not be able to readily access liquidity for the SLARS until the auction market successfully resumes, a secondary market is established for long-term investors, or issuers redeem the securities. Due to the lack of observable market activity for the SLARS held by the Company as of December 31, 2009, the Company, with the assistance of a third party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted average life for the securities held by the Company and the impact of the current lack of liquidity on the fair value. All key assumptions and valuations were determined by and are the responsibility of management. At December 31, 2009, the securities were valued based on a probability weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rate, as well as underlying collateral, ratings, and guarantees or insurance. Substantially all SLARS held by the Company have collateral backed by FFELP. The probabilities of auction failure, a successful auction at par or repurchase at par for each future period were then forecasted. The Company assumed that the issuers will continue to pay maximum interest rates on the securities until the event of a successful auction or repurchase, at which point the Company would sell the SLARS at par through the auction. To determine the fair value of each security, the weighted average cash flows for each period were discounted back to present value at the determined discount rate for each security. As of December 31, 2009, cumulative probabilities of principal to be returned for “AAA” and “Aaa” rated SLARS were estimated at approximately 48% over a two year period and 89% over a five year period. The probabilities were lower for lower rated securities. The discount rates used in the valuation were a combination of the liquidity risk premium assigned to the security (which ranged from 4% to 5%) plus the treasury strip yield (zero coupon treasury bond) for the individual period for which a cash flow was being discounted. The liquidity risk premium on the SLARS has decreased by 100 basis points from December 31, 2008 due to falling spreads on asset backed securities as well as indications of improved market liquidity. A 100 basis point change in liquidity risk premium, as well as other factors including default probability and default recovery rate assumptions, would impact the value of the SLARS by approximately $19 million.

As of December 31, 2009, the Company also held certain investments in primarily short-term debt securities, including discounted commercial paper, money market funds and fixed rate corporate bonds. Many of these securities are considered cash equivalents. Prices for these securities are not quoted on active exchanges but are priced through an independent third party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. Other investments are valued based upon either quoted prices from active exchanges or available third-party broker quotes.

Changes in fair value of investment securities are recorded through the “Other comprehensive income” (“OCI”) component of equity with the exception of investment partnerships which are recorded through “Investment income” in the Consolidated Statements of Operations. Regardless of investment type, declines in the fair value of the investments are reviewed to determine whether they are other than temporary in nature. Absent any other indications of a decline in value being temporary in nature, the Company’s policy is to treat a decline in an equity investment’s quoted market price that has lasted for more than six months as an other-than-temporary decline in value. For equity securities declines in value that are judged to be other than temporary in nature are recognized in the Consolidated Statements of Operations. For public company equity securities, the Company’s policy is to treat a decline in the investment’s quoted market value that has lasted for more than six months as an other than temporary decline in value. For debt securities when the Company intends to sell an impaired debt security or it is more likely than not it will be required to sell prior to recovery of its amortized cost basis, an other-than-temporary-impairment (“OTTI”) has occurred. The impairment is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value. When

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

the Company does not intend to sell an impaired debt security and it is not more likely than not it will be required to sell prior to recovery of its amortized cost basis, the Company assesses whether it will recover its amortized cost basis. If the entire amortized cost will not be recovered, a credit loss exists resulting in the credit loss portion of the OTTI being recognized in earnings and the amount related to all other factors recognized in OCI.

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

The Company designated interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable rate borrowings and certain of the cross currency swaps as foreign currency hedges of its net investment in a foreign subsidiary. During 2009, certain of the Company’s interest rate swaps ceased to be highly effective and the Company discontinued hedge accounting for the affected derivatives. Additionally during 2009, certain other interest rate swaps were de-designated from receiving hedge accounting treatment. Other cross currency swaps and forward contracts on various foreign currencies did not qualify or have not been designated as accounting hedges and do not receive hedge accounting treatment.

As required, derivative financial instruments are recognized in the Company’s Consolidated Balance Sheets at their fair value. The Company’s derivatives are not exchange listed and therefore the estimated fair value of derivative financial instruments is modeled in Bloomberg using the Bloomberg reported market data and the actual terms of the derivative contracts. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observable inputs including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties along with the Company’s creditworthiness in order to appropriately reflect non-performance risk. The Company’s counterparties also provide it with the indicative fair values of its derivative instruments which it compares to the results obtained using Bloomberg software. Considering Bloomberg software is a widely accepted financial modeling tool and there is limited visibility to the preparation of the third-party quotes, the Company chooses to rely on the Bloomberg software in estimating the fair value of its derivative financial instruments. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity. While the Company

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized as of December 31, 2009 or that will be realized in the future. All key assumptions and valuations are the responsibility of management.

With respect to derivative financial instruments that are afforded hedge accounting, the effective portion of changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The effective portion of changes in the fair value of a net investment hedge is recorded as part of the cumulative translation adjustment in OCI. Any ineffectiveness associated with the aforementioned derivative financial instruments as well as the periodic change in the mark-to-market of the derivative financial instruments not designated as accounting hedges are recorded immediately in “Other income (expense)” in the Consolidated Statements of Operations.

Intangible Assets

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

In addition to the internally generated intangible assets discussed above, the Company also acquires intangible assets through business combinations and asset acquisitions. In these transactions, the Company typically acquires and recognizes intangible assets such as customer relationships, software, and trade names. Acquired customer relationships consist of customer contracts that are within their initial terms as well as those in renewal status. The amounts recorded for these relationships include both the value of remaining contractual terms and the value of potential future renewals. These relationships are with customers such as merchants and financial institutions.

In a business combination, each intangible asset is recorded at its fair value. In an asset acquisition, the cost of the acquisition is allocated among the intangible assets, generally by their relative fair values. The Company generally estimates the fair value of acquired intangible assets using the excess earnings method, royalty savings method, or cost savings method, all of which are a form of a discounted cash flow analysis. These estimates

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

require various assumptions about the future cash flows associated with the assets, appropriate costs of capital and other inputs such as an appropriate royalty rate. Changes to these estimates would materially impact the value assigned to the assets as well as the amounts subsequently recorded as amortization expense.

The following table discloses aggregate net book values for conversion costs, contract costs, software (both developed and acquired), and customer relationships (in millions):

	December 31,
	2009	2008
Conversion costs	$43.5	$21.9
Contract costs	109.1	91.0
Software	652.6	823.1
Customer relationships	6,008.8	5,987.6

The Company tests contract and conversion costs greater than $1 million for recoverability on an annual basis by comparing the remaining expected undiscounted cash flows under the contract to the net book value. Any assets that are determined to be unrecoverable are written down to their fair value. This analysis requires significant assumptions regarding the future profitability of the customer contract during its remaining term. In addition to this annual test, these assets and all other long lived assets (including customer relationships) are tested for impairment upon an indicator of potential impairment. Such indicators include, but are not limited to: a current period operating or cash flow loss associated with the use of an asset or asset group, combined with a history of such losses and/or a forecast anticipating continued losses; a significant adverse change in the business, legal climate, market price of an asset or manner in which an asset is being used; an accumulation of costs for a project significantly in excess of the amount originally expected; or an expectation that an asset will be sold or otherwise disposed of at a loss.

In 2009, the Company recorded impairment charges as follows: $147 million related to customer contracts; $7 million related to software; $6 million related to real property; $6 million related to other intangibles; and $2 million related to trade name impairment charges. The Company followed a discounted cash flow approach in estimating the fair value of the affected asset groups and individual intangible assets within those groups consistent with the approach used to allocate the purchase price of the merger. The factors that drove most of the impairments were lower projections of financial results as compared to those used in prior years, the deterioration of profitability and negative cash flow in existing business and higher risk of revenue attrition in future years. The trade name impairment was a result of the Company’s decision to discontinue the use of a certain trade name in the Canadian market and instead continue the business under the First Data brand. Discount rates were determined on a market participant basis. The Company relied in part on a third party valuation firm in determining the appropriate discount rates. The Company obtained an appraisal from a third party brokerage firm to assist in estimating the value of real property. All key assumptions and valuations were determined by and are the responsibility of management. A relatively small change in these inputs would have had an immaterial impact on the impairments.

Goodwill

Due to the merger, the Company recorded all assets and liabilities at their estimated fair value, which was finalized in 2008, on the acquisition date. The Company’s goodwill balance was $17.5 billion and $14.9 billion as of December 31, 2009 and 2008, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired, including identifiable intangible assets, and was allocated to reporting units upon finalization of the intangible valuation that was completed due to the merger. The Company’s reporting units are businesses at the operating segment level or one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. In step one of the impairment test, the Company estimates the fair value of each reporting unit using a discounted cash flow analysis. The Company believes that this methodology provides the Company with a reasonable estimate of each reporting unit’s fair value. The estimate of fair value requires various assumptions about a reporting unit’s future financial results and cost of capital. The Company determines the cost of capital for each reporting unit giving consideration to a number of factors including the discount rate used by the third party valuation firm in their calculations of the fair value of Holdings common stock. All key assumptions and valuations are determined by and are the responsibility of management. If it is determined that the fair value of the reporting unit is less than its carrying value, the Company proceeds to step two of the impairment test which requires the Company to estimate the fair value of all of the reporting unit’s assets and liabilities and calculate an implied fair value of goodwill, which is the difference between the reporting unit’s fair value and the fair value of all its other assets and liabilities. If the implied fair value of goodwill is less than its carrying value, the shortfall is recognized as an impairment. The methodology for estimating fair value in step two varies by asset; however, the most significant assets are intangible assets. The Company estimates the fair value of the intangible assets using the excess earnings method, royalty savings method, or cost savings method, all of which are a form of a discounted cash flow analysis. An impairment charge of a reporting unit’s goodwill could have a material adverse effect on the Company’s financial results. Changes in the underlying business and economic conditions could affect these estimates used in the analysis discussed above, which in turn could affect the fair value of the reporting unit. Thus, it is possible for reporting units that record impairments to record additional impairments in the future.

In the fourth quarter of 2009 the Company recorded a $17 million goodwill impairment charge related to the Information Services reporting unit within All Other and Corporate. The Company followed a discounted cash flow approach in estimating the fair value of the reporting units and intangible assets consistent with the approach used to allocate the purchase price of the merger. The significant factor that drove most of the impairment was lower projections of financial results as compared to those used in the 2008 impairment testing. Discount rates were determined on a market participant basis. The Company relied in part on a third party valuation firm in determining the appropriate discount rates. All key assumptions and valuations were determined by and are the responsibility of management.

A small change in these inputs could have had a material impact on the impairment as demonstrated below in discussing the 2008 impairment.

The following table discloses goodwill by reporting unit after recording impairment charges as well as the percentage by which the fair value of the reporting unit exceeded the carrying value as of October 1, 2009, the most recent impairment analysis date (in millions):

Reporting unit	Segment or All Other and Corporate	Goodwill balance	% by which Fair Value exceeds Carrying Value
Merchant Services	Retail and Alliance Services	$12,419.7	4%
Prepaid Services	Retail and Alliance Services	253.1	13%
Financial Services	Financial Services	2,061.8	16%
International	International	2,371.2	5%
Government Solutions	All Other and Corporate	18.4	171%

Total goodwill		$17,124.2

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Additions to goodwill in the fourth quarter of 2009 resulted most significantly from purchase price adjustments related to prior year acquisitions. The goodwill balance as of December 31, 2009 was $17,475.8 million.

The Company performed its annual goodwill impairment test in the fourth quarter of 2008 and recorded a total impairment charge of $3.2 billion that impacted every reporting unit. The primary causes of the impairment charges were higher discount rates and revised projections of financial results as compared to those used to allocate the purchase price of the merger. The assumptions used in the test reflect the Company’s estimates as of December 31, 2008 and appropriately consider the impact of the deterioration in general global economic conditions. The impairment calculation is sensitive to certain inputs. A 50 basis point increase in the discount rate would have increased the 2008 impairment charge by approximately $1.5 billion while a 50 basis point decrease in the discount rate would have decreased the 2008 impairment charge by approximately $1.2 billion. A $50 million decrease to the forecasted 2009 operating profit of the Merchant Services reporting unit (included within the Retail and Alliance Services segment), with no change to expected growth rates or other assumptions, would have increased the reporting unit’s 2008 impairment charge by approximately $0.9 billion while a $50 million increase would have entirely eliminated the reporting unit’s impairment charge of $0.7 billion. Thus, a continued deterioration in the economy could have a material effect on the impairment calculation and result in additional impairment charges in future periods.

Due to the valuation of the Company’s intangible assets associated with the merger, it was determined an annual goodwill impairment test was not needed for 2007. Discussion of impairments that were recorded is included in Note 3 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Transactions with Related Parties as defined by SFAS No. 57

A substantial portion of the Company’s business within the Retail and Alliance Services and International segments is conducted through merchant alliances. Merchant alliances are alliances between the Company and financial institutions. If the Company has majority ownership and management control over an alliance, then the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated upon consolidation. If the Company does not have a controlling ownership interest in an alliance, it uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing fees charged to alliances accounted for under the equity method. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank contract a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance.

The Company negotiated all agreements with the alliance banks. Therefore, all transactions between the Company and its alliances were conducted at arm’s length; nevertheless, accounting guidance defines a transaction between the Company and an entity for which investments are accounted for under the equity method by the Company as a related party transaction requiring separate disclosure in the financial statements provided by the Company. Accordingly, the revenue associated with these related party transactions are presented on the face of the Consolidated Statements of Operations.

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

Refer to Note 11 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding transactions with related parties.

New Accounting Guidance

In September 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). The amendments in this update provide guidance on how companies should estimate the fair value of certain investments that do not have readily determinable fair values. Examples of these investments may include hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. If an investment is within the scope of the update, the amendments permit investors to measure the fair value of the investment using the investment’s net asset value per share (“NAV”) unless it is probable that the investment will be sold at an amount other than NAV. The update also requires additional disclosures about the attributes of these investments. This update applies to certain assets in the Company’s defined benefit pension plans and is effective for the year-end measurement of plan assets on December 31, 2009. The Company adopted the new guidance in the fourth quarter 2009 and it did not have a material impact on its financial position and results of operations and doesn’t expect it to materially impact future periods.

In October 2009, the FASB revised its guidance on Revenue Recognition for Multiple-Deliverable Revenue Arrangements. The amendments in this update will enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers. Existing U.S. GAAP requires a company to use vendor-specific objective evidence (“VSOE”) or third party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. The update will allow the use of an estimated selling price if neither VSOE nor third-party evidence is available. The update will require additional disclosures of information about an entity’s multiple-deliverable arrangements. The requirements of the update will apply prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The Company adopted the new guidance on January 1, 2010 and has no arrangements for which this adoption will have a material impact on its financial position and results of operations.

Forward-Looking Statements

Certain matters the Company discusses in this Annual Report on Form 10-K and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern the Company’s strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements the Company makes

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

relating to revenue, EBITDA, earnings, margins, growth rates and other financial results for future periods. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include:

(a)	no adverse impact on the Company’s business as a result of its high degree of leverage;

(b)	successful conversions under service contracts with major clients, including clients of Banc of America Merchant Services, LLC;

(c)	timely, successful and cost-effective implementation of processing systems to provide new products, improved functionality and increased efficiencies;

(d)	timely, successful and cost-effective consolidation of the Company’s processing platforms and data centers;

(e)	successful and timely integration of significant businesses and technologies acquired by the Company and realization of anticipated synergies;

(f)	absence of further consolidation among client financial institutions or other client groups which has a significant impact on Company client relationships and no material loss of business from significant customers of the Company;

(g)	achieving planned revenue growth throughout the Company, including in the merchant alliance program which involves several alliances not under the sole control of the Company and each of which acts independently of the others, and successful management of pricing pressures through cost efficiencies and other cost-management initiatives;

(h)	anticipation of and response to technological changes, particularly with respect to e-commerce;

(i)	successfully managing the credit and fraud risks in the Company’s business units and the merchant alliances, particularly in the context of the developing e-commerce markets;

(j)	no material breach of security of any of the Company’s systems;

(k)	continuing development and maintenance of appropriate business continuity plans for the Company’s processing systems based on the needs and risks relative to each such system;

(l)	attracting and retaining qualified key employees;

(m)	no unanticipated changes in laws, regulations, credit card association rules or other industry standards affecting the Company’s businesses which require significant product redevelopment efforts, reduce the market for or value of its products or render products obsolete;

(n)	continuation of the existing interest rate environment so as to avoid unanticipated increases in interest on the Company’s borrowings;

(o)	no unanticipated developments relating to previously disclosed lawsuits, investigations or similar matters;

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

Variations from these assumptions or failure to achieve these objectives could cause actual results to differ from those projected in the forward-looking statements. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. Any forward-looking statement made by the Company speaks only as of the date on which it was made. The Company assumes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to projections over time, except as may be required by law. Due to the uncertainties inherent in forward-looking statements, readers are urged not to place undue reliance on these statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The Company’s assets include both fixed and floating rate interest-bearing securities. These investments arise primarily from settlement funds held by the Company associated with the merchant acquiring business and official check business. The Company invests these funds pending settlement. The Company has classified these investments as available-for-sale. Accordingly, they are carried on the Company’s Consolidated Balance Sheets at fair market value. A portion of the Company’s Integrated Payment Systems (“IPS”) business involves the payment of commissions to selling agents of its official check products and such commissions are generally computed based on short-term variable rates. The continued wind-down of this business resulted in a decrease in its investment portfolio balance as well as a decrease in commissions during the year ended December 31, 2009.

The Company’s interest rate-sensitive liabilities are its debt instruments. The Company’s senior secured term loan facility is subject to variable interest rates. The Company has interest rate swaps on $7.5 billion of the variable rate debt that convert it to fixed rates. As of December 31, 2009, the Company had approximately $5.1 billion of variable rate debt not subject to a fixed rate swap.

Using the December 31, 2009 balances, a 10% proportionate increase in short-term interest rates on an annualized basis compared to the interest rates at December 31, 2009, which for the three month LIBOR was 0.2506%, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of $0.5 million. The $0.5 million decrease to pretax income (due to 10% increase in variable rates as of December 31, 2009) is a combination of the following: a) $1.3 million increase in interest expense related to the Company’s balance of variable interest rate debt, net of interest rate swaps, at December 31, 2009 and b) $0.8 million increase in interest income associated with operating cash balances, settlement related cash balances, and investment positions (netted with commissions paid to selling agents). Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax income. Actual interest rates could change significantly more than 10%. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

The Company is exposed to changes in currency rates as a result of its investments in foreign operations, revenues generated in currencies other than the U.S. dollar and foreign currency denominated loans. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates.

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which the Company’s revenues and profits are denominated would result in an increase to pretax income of approximately $10 million. The increase results from a $107 million increase related to foreign exchange on intercompany loans and a $14 million increase related to foreign exchange on foreign currency earnings. This increase is partially offset by a $100 million decrease related to a euro denominated term loan held by the Company as well as an $11 million decrease related to a euro denominated cross currency swap held by the Company, assuming consistent operating results as the preceding twelve months from December 31, 2009. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Regulatory

Through its merchant alliances, the Retail and Alliance Services segment holds an ownership interest in several competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, the Company actively maintains an antitrust compliance program.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST DATA CORPORATION

INDEX TO FINANCIAL STATEMENTS

COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Item 15(a))

First Data Corporation and Subsidiaries:
Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	95
Consolidated Statements of Operations for the successor periods for the year ended December 31, 2009, the year ended December 31, 2008 and from September 25, 2007 through December 31, 2007, and for the predecessor period from January 1, 2007 through September 24, 2007.	96
Consolidated Balance Sheets at December 31, 2009 and 2008	97
Consolidated Statements of Cash Flows for the successor periods for the year ended December 31, 2009, the year ended December 31, 2008 and from September 25, 2007 through December 31, 2007, and for the predecessor period from January 1, 2007 through September 24, 2007.	98
Consolidated Statements of Equity for the successor periods for the year ended December 31, 2009, the year ended December 31, 2008 and from September 25, 2007 through December 31, 2007, and for the predecessor period from January 1, 2007 through September 24, 2007.	99
Consolidated Statements of Comprehensive Income (Loss) for the successor periods for the years ended December 31, 2009 and 2008 and from the September 25, 2007 through December 31, 2007, and for the predecessor period from January 1, 2007 through September 24, 2007	101
Notes to the Consolidated Financial Statements	102
Schedules:
Schedule II—Valuation and Qualifying Accounts	191

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, equity and comprehensive income (loss) for the period from January 1, 2007 through September 24, 2007 (predecessor period), and for the years ended December 31, 2009 and 2008 and for the period from September 25, 2007 through December 31, 2007 (successor periods) (collectively consolidated financial statements). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the period from January 1, 2007 through September 24, 2007 (predecessor period), and for the years ended December 31, 2009 and 2008 and for the period from September 25, 2007 through December 31, 2007 (successor periods), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company retrospectively adopted authoritative guidance relating to noncontrolling interests in consolidated financial statements. As further discussed in Notes 6, 4, and 18, respectively, the Company adopted authoritative guidance relating to (i) when and how to assess other-than-temporary impairments of securities, effective April 1, 2009, (ii) accounting for business combinations, effective January 1, 2009, and (iii) accounting for fair value measurements of assets and liabilities, effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Data Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 10, 2010

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
	Year ended December 31,		Period from September 25, 2007 through December 31, 2007 (a)	Period from January 1, 2007 through September 24, 2007
(in millions)	2009	2008
Revenues:
Transaction and processing service fees:
Merchant related services (b)	$3,047.0	$2,786.9	$691.0	$1,833.6
Check services	364.1	386.4	113.7	304.1
Card services	1,841.6	2,035.7	571.6	1,411.9
Other services	536.2	576.3	177.0	416.3
Investment income, net	8.4	77.1	(8.2)	(66.9)
Product sales and other (b)	788.3	848.2	223.0	616.4
Reimbursable debit network fees, postage and other	2,728.2	2,100.7	510.4	1,257.5

	9,313.8	8,811.3	2,278.5	5,772.9

Expenses:
Cost of services (exclusive of items shown below)	2,945.1	2,870.6	753.8	2,116.2
Cost of products sold	305.5	316.8	87.3	209.2
Selling, general and administrative	1,438.2	1,374.8	404.4	1,149.9
Reimbursable debit network fees, postage and other	2,728.2	2,100.7	510.4	1,257.5
Depreciation and amortization	1,452.3	1,369.7	367.8	476.4
Other operating expenses:
Restructuring, net	92.8	12.0	(0.2)	7.9
Impairments	185.1	3,243.6	—	20.6
Litigation and regulatory settlements	11.8	—	—	2.5
Other	—	—	—	(7.7)

	9,159.0	11,288.2	2,123.5	5,232.5

Operating profit (loss)	154.8	(2,476.9)	155.0	540.4

Interest income	11.7	26.0	17.9	30.8
Interest expense	(1,796.4)	(1,964.9)	(584.7)	(103.6)
Other (expense) income	(61.3)	(14.4)	(74.0)	4.9

	(1,846.0)	(1,953.3)	(640.8)	(67.9)

(Loss) income before income taxes, equity earnings in affiliates and discontinued operations	(1,691.2)	(4,430.2)	(485.8)	472.5
Income tax (benefit) expense	(578.8)	(699.2)	(176.1)	125.8
Equity earnings in affiliates	97.8	123.0	46.8	223.0

Net (loss) income from continuing operations	(1,014.6)	(3,608.0)	(262.9)	569.7
Net loss from discontinued operations, net of taxes of $0, $0, $0, and $3.0, respectively	—	—	—	(3.9)

Net (loss) income	(1,014.6)	(3,608.0)	(262.9)	565.8
Less: Net income attributable to noncontrolling interests	71.8	156.3	39.0	105.0

Net (loss) income attributable to First Data Corporation	$(1,086.4)	$(3,764.3)	$(301.9)	$460.8

(a)	Includes the results of operations (reflecting the change in fair value of forward starting contingent interest rate swaps) of Omaha Acquisition Corporation for the period prior to the merger with and into First Data Corporation from March 29, 2007 (its formation) through September 24, 2007. Also includes post merger results of First Data Corporation for the period from September 25, 2007 to December 31, 2007.
(b)	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $107.7 million for the year ended December 31, 2009, $220.8 million for the year ended December 31, 2008, $69.4 million for the successor period from September 25, 2007 through December 31, 2007 and $186.5 million for the predecessor period from January 1, 2007 through September 24, 2007, respectively.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

	Successor
December 31,	2009	2008
(in millions, except common stock share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$737.0	$406.3
Accounts receivable, net of allowance for doubtful accounts of $14.9 (2009) and $16.6 (2008)	2,455.5	2,637.2
Settlement assets	6,870.3	7,930.2
Other current assets	398.8	419.8

Total current assets	10,461.6	11,393.5

Property and equipment, net of accumulated depreciation of $463.7 (2009) and $261.1 (2008)	1,051.4	1,087.8
Goodwill	17,475.8	14,861.2
Customer relationships, net of accumulated amortization of $1,723.8 (2009) and $932.1 (2008)	6,008.8	5,987.6
Other intangibles, net of accumulated amortization of $698.3 (2009) and $373.1 (2008)	2,121.1	1,915.6
Investment in affiliates	1,291.3	1,259.6
Long-term settlement assets	480.7	732.7
Other long-term assets	844.7	938.1

Total assets	$39,735.4	$38,176.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$200.7	$186.5
Short-term and current portion of long-term borrowings	304.9	497.3
Settlement obligations	7,394.7	8,680.6
Other current liabilities	1,554.9	1,413.6

Total current liabilities	9,455.2	10,778.0

Long-term borrowings	22,304.9	22,075.2
Long-term deferred tax liabilities	1,346.4	1,648.2
Other long-term liabilities	1,301.9	1,272.4

Total liabilities	34,408.4	35,773.8

Commitments and contingencies (See Note 12)
Redeemable noncontrolling interest	226.9	—
First Data Corporation stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2009 and 2008)	—	—
Additional paid-in capital	7,394.3	7,380.8

Paid-in capital	7,394.3	7,380.8
Accumulated loss	(5,127.3)	(4,068.0)
Accumulated other comprehensive loss	(681.7)	(934.9)

Total First Data Corporation stockholder’s equity	1,585.3	2,377.9

Noncontrolling interests	3,514.8	24.4

Total equity	5,100.1	2,402.3

Total liabilities and equity	$39,735.4	$38,176.1

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
(in millions)	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
Cash and cash equivalents at beginning of period	$406.3	$606.5	—	$1,154.2

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	(1,014.6)	(3,608.0)	$(262.9)	569.7
Net loss from discontinued operations	—	—	—	(3.9)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,553.8	1,559.6	427.2	540.2
Charges related to other operating expenses and other income (expense)	350.5	3,267.0	73.8	20.9
Other non-cash and non-operating items, net	303.6	(42.7)	(35.6)	67.8
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	288.8	(86.4)	(316.9)	(145.4)
Other assets, current and long-term	215.6	297.4	124.8	(28.7)
Accounts payable and other liabilities, current and long-term	(40.2)	(18.5)	(103.2)	(13.3)
Income tax accounts	(657.9)	(768.8)	(61.4)	69.6
Excess tax benefit from share-based payment arrangement	—	(13.1)	—	(219.8)

Net cash provided by (used in) operating activities from continuing operations	999.6	586.5	(154.2)	861.0
Net cash used in operating activities from discontinued operations	—	—	—	(9.7)

Net cash provided by (used in) operating activities	999.6	586.5	(154.2)	851.3

CASH FLOWS FROM INVESTING ACTIVITIES
Merger, net of cash acquired	—	—	(25,756.2)	—
Current year acquisitions, net of cash acquired	(86.5)	(188.7)	(62.8)	(690.3)
Payments related to other businesses previously acquired	(14.7)	(35.6)	(0.5)	(50.0)
Proceeds from dispositions, net of expenses paid and cash disposed	88.1	215.1	—	—
Proceeds from sale of property and equipment	29.4	—	—	—
Additions to property and equipment, net	(199.1)	(283.9)	(55.2)	(275.5)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(180.0)	(163.9)	(57.5)	(123.7)
Proceeds from the sale of marketable securities	3.9	74.9	14.1	11.8
Other investing activities	(48.7)	(1.3)	108.7	18.1

Net cash used in investing activities	(407.6)	(383.4)	(25,809.4)	(1,109.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(206.1)	(41.9)	238.5	26.3
Proceeds from issuance of long-term debt	—	100.4	21,245.7	—
Principal payments on long-term debt	(243.1)	(326.8)	(2,033.3)	(126.6)
Proceeds from issuance of common stock	—	—	7,224.4	187.4
Distributions and dividends paid to noncontrolling interests	(10.0)	(150.9)	(36.6)	(126.5)
Contributions from noncontrolling interests	193.0	—	—	2.1
Purchase of noncontrolling interests	—	(78.4)	(73.8)	—
Capital contributed by Parent	—	126.8	—	—
Excess tax benefit from share-based payment arrangement	—	13.1	—	219.8
Purchase of treasury shares	—	—	—	(371.8)
Cash dividends	—	(1.8)	—	(67.7)

Net cash (used in) provided by financing activities	(266.2)	(359.5)	26,564.9	(257.0)

Effect of exchange rate changes on cash and cash equivalents	4.9	(43.8)	5.2	34.5

Change in cash and cash equivalents	330.7	(200.2)	606.5	(480.8)

Cash and cash equivalents at end of period	$737.0	$406.3	$606.5	$673.4

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)	Total	Comprehensive Income (Loss)	First Data Corporation Shareholder						Noncontrolling Interests
			Retained Earnings Accumulated (Loss)	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital
							Treasury Stock
							Shares	Cost
Predecessor
Balance, December 31, 2006 (as previously reported)	$10,253.1		$10,900.6	$(16.9)	1,067.7	$9,724.3	(314.8)	$(10,466.8)	$111.9
Adjustment to record adoption of new accounting guidance	(22.7)		(22.7)

Balance, December 31, 2006 (Adjusted)	10,230.4		10,877.9	(16.9)	1,067.7	9,724.3	(314.8)	(10,466.8)	111.9
Acquisition	4.0								4.0
Contributions from noncontrolling interests	2.1								2.1
Distributions and dividends paid to noncontrolling interests	(126.5)								(126.5)
Comprehensive income
Net income	565.8	$565.8	460.8						105.0
Other comprehensive income (loss):
Unrealized losses on securities	(18.2)	(18.2)		(18.2)
Unrealized gains on hedging activities	0.4	0.4		0.4
Foreign currency translation adjustment	123.1	123.1		123.1

Other comprehensive income		105.3

Comprehensive income		$671.1

Purchase of treasury shares	(335.3)						(11.2)	(335.3)
Stock issued for compensation and benefit plans	659.2		(84.0)			394.1	12.5	349.1
Cash dividends declared by First Data Corporation ($0.06 per share)	(45.3)		(45.3)
Other	1.6								1.6

Balance, September 24, 2007	$11,061.3		$11,209.4	$88.4	1,067.7	$10,118.4	(313.5)	$(10,453.0)	$98.1

Successor
Investment by Parent Company	$7,224.4				0.0	$7,224.4
Equity held by noncontrolling interests	98.1								$98.1
Acquisitions	4.4								4.4
Purchases of noncontrolling interests	(35.9)								(35.9)
Distributions and dividends paid to noncontrolling interests	(36.6)								(36.6)
Comprehensive loss
Net (loss) income	(262.9)	$(262.9)	$(301.9)						39.0
Other comprehensive income (loss):
Unrealized losses on hedging activities	(109.1)	(109.1)		$(109.1)
Foreign currency translation adjustment	15.7	15.7		14.0					1.7
Minimum pension liability adjustment	1.6	1.6		1.6

Other comprehensive loss		(91.8)

Comprehensive loss		$(354.7)

Other	0.4								0.4

Balance, December 31, 2007	6,900.1		(301.9)	(93.5)	0.0	7,224.4	—	$—	71.1

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(in millions, except per share amounts)	Total	Comprehensive Income (Loss)	First Data Corporation Shareholder						Noncontrolling Interests
			Retained Earnings Accumulated (Loss)	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital
							Treasury Stock
							Shares	Cost
Purchase of noncontrolling interests	(12.7)								(12.7)
Dispositions	(35.1)								(35.1)
Distributions and dividends paid to noncontrolling interests	(150.9)								(150.9)
Comprehensive loss
Net (loss) income	(3,608.0)	$(3,608.0)	(3,764.3)						156.3
Other comprehensive loss:
Unrealized losses on securities	(11.2)	(11.2)		(11.2)
Unrealized losses on hedging activities	(243.2)	(243.2)		(243.2)
Foreign currency translation adjustment	(560.3)	(560.3)		(556.5)					(3.8)
Minimum pension liability adjustment	(30.5)	(30.5)		(30.5)

Other comprehensive loss		(845.2)

Comprehensive loss		$(4,453.2)

Capital contributed by Parent	126.8					126.8
Stock compensation expense and excess tax benefit from share-based payment arrangement	29.6					29.6
Cash dividends paid by First Data Corporation to Parent	(1.8)		(1.8)
Other	(0.5)								(0.5)

Balance, December 31, 2008	2,402.3		(4,068.0)	(934.9)	0.0	7,380.8	—	—	24.4
Adjustment resulting from adoption of new accounting guidance	—		27.1	(27.1)
Acquisitions	20.4								20.4
Formation of Banc of America Merchant Services, LLC alliance	3,431.9					20.8			3,411.1
Distributions and dividends paid to noncontrolling interests	(10.0)								(10.0)
Comprehensive loss
Net (loss) income (1)	(1,018.3)	$(1,018.3)	(1,086.4)						68.1
Other comprehensive gain (loss):
Unrealized gains on securities	10.9	10.9		10.9
Unrealized gains on hedging activities	110.2	110.2		110.2
Foreign currency translation adjustment	228.2	228.2		223.7					4.5
Pension liability adjustment	(64.5)	(64.5)		(64.5)

Other comprehensive gain		284.8

Comprehensive loss		$(733.5)

Adjustment to redemption value of redeemable noncontrolling interests	(30.2)					(26.5)			(3.7)
Stock compensation expense and other	19.2					19.2

Balance, December 31, 2009	$5,100.1		$(5,127.3)	$(681.7)	0.0	$7,394.3	—	$—	$3,514.8

(1)	The total net loss presented in the Consolidated Statements of Equity for the twelve months ended December 31, 2009 is $3.7 million greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007
Net (loss) income (1)	$(1,018.3)	$(3,608.0)	$(262.9)	$565.8
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	10.9	(11.2)	—	(18.2)
Unrealized gains (losses) on hedging activities	110.2	(243.2)	(109.1)	0.4
Pension liability adjustment	(64.5)	(30.5)	1.6	—
Foreign currency translation adjustment	228.2	(560.3)	15.7	123.1

Total other comprehensive income (loss), net of tax	284.8	(845.2)	(91.8)	105.3

Comprehensive (loss) income	(733.5)	(4,453.2)	(354.7)	671.1
Less: Comprehensive income attributable to noncontrolling interests	72.6	152.5	40.7	105.0

Comprehensive (loss) income attributable to First Data Corporation	$(806.1)	$(4,605.7)	$(395.4)	$566.1

(1)	The total net loss presented in the Consolidated Statements of Comprehensive (Loss) Income for the twelve months ended December 31, 2009 is $3.7 million greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

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

Upon completion of a strategic review of the Company’s official check and money order operations in the first quarter of 2007, the Company decided to gradually exit this line of business. The majority of the clients of this business deconverted during 2008 and there will be no new official check and money order business beyond April 2010. On October 1, 2009, Integrated Payment Systems Inc. (“IPS”) assigned and transferred to The Western Union Company (“Western Union”), among other things, certain assets and equipment used by IPS to issue retail money orders and approximately $860 million of cash to satisfy all outstanding retail money orders. Western Union assumed IPS’s role as issuer of the retail money orders. IPS will continue to use its licenses to offer payment services that fall under state and federal regulations and the business will continue to operate in a much reduced capacity after all of the client deconversions as outstanding official check and money order clearance activity related to the financial institution clients winds down.

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

The Company consolidates an entity’s financial statements when the Company either will absorb a majority of the entity’s expected losses or residual returns, in the case of a variable interest entity (“VIE”), or has the ability to exert control over a subsidiary. Control is normally established when ownership interests exceed 50% in an entity; however, when the Company does not exercise control over a majority-owned entity as a result of other investors having rights over the management and operations of the entity, the Company accounts for the entity under the equity method. As of December 31, 2009 and 2008, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated.

As a result of the merger, the accompanying consolidated statements of operations and cash flows are presented for two periods: predecessor (the period from January 1, 2007 to September 24, 2007) and successor (the period from September 25, 2007 to December 31, 2007 and the years ended December 31, 2008 and 2009), which relate to the period preceding the merger and the periods succeeding the merger, respectively, except as noted at footnote (a) on the Consolidated Statements of Operations. The Company applied purchase accounting to the opening balance sheet and results of operations on September 25, 2007 as the merger occurred at the close of business on September 24, 2007. The merger resulted in a new basis of accounting beginning on September 25, 2007.

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

Presentation

In January 2009, the Company adopted new accounting guidance related to noncontrolling interests which modified reporting for noncontrolling interests (minority interests) in consolidated financial statements. The new guidance required noncontrolling interests be reported in equity on the balance sheet and establishes a new framework for recognizing net income or loss and comprehensive income by the controlling interest. Upon adoption, prior period financial statements were revised to conform to the presentation requirements of the new guidance.

Effective January 1, 2009, the Company re-aligned the business and began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. Additionally, beginning in the third quarter of 2009, the Company’s Chief Operating Decision Maker (its Chief Executive Officer) began evaluating results of the Company’s segments based upon certain revised performance measures. Segment results for 2008 and 2007 have been revised to reflect the new structure and revised performance measures. Refer to Note 16 for a description of the segments and these performance measures. Other amounts in 2008 and 2007 have been adjusted to conform to current year presentation, the largest of which was the reclassification of certain expenses from “Cost of services” to “Selling, general and administrative”.

The Company sold a merchant acquiring business in Canada as well as a debit and credit card issuing and acquiring processing business in Austria and Active Business Services, Ltd, all reported within the International segment, in November 2009, August 2009 and July 2008, respectively, and Peace Software, reported within the Financial Services segment, in October 2008. The results of divested businesses are excluded from segment results. The International and Financial Services performance measures have been adjusted for 2009, 2008, and 2007 to exclude the results of divested businesses. Retail and Alliance Services segment performance measures have been adjusted for 2008 and 2007 to reflect the sale of 12.5% of the Company’s ownership interest in the Wells Fargo Merchant Services alliance that occurred on December 31, 2008.

Depreciation and amortization presented as a separate line item on the Company’s Consolidated Statements of Operations does not include amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $27.7 million for the successor year ended December 31, 2009, $10.9 million for the successor year ended December 31, 2008, $0.9 million for the successor period from September 25, 2007 through December 31, 2007, and $39.6 million for the predecessor period from January 1, 2007 through September 24, 2007. Also not included is amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line of $73.8 million for the successor year ended December 31, 2009, $179.0 million for the successor year ended December 31, 2008, $58.5 million for the successor period from September 25, 2007 through December 31, 2007, and $24.2 million for the predecessor period from January 1, 2007 through September 24, 2007.

Revenue Recognition

The majority of the Company’s revenues are comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed, or account on file or some combination thereof. In limited circumstances, revenue is allocated to the separate units of accounting in a

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

multiple element transaction based on relative fair values, provided each element has stand alone value to the customer, the fair value of any undelivered items can be readily determined, and delivery of any undelivered items is probable and substantially within the Company’s control.

The official check and money order services and merchant acquiring business generate revenue through the ability to invest funds pending settlement. With respect to official checks, IPS pays some of its agents commissions based on short-term variable interest rates and the balance of outstanding official checks attributable to the individual agent. IPS nets the commissions paid to agents against the revenues it earns from its investments. Gains and losses associated with the above noted investments are recognized in revenue.

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

Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows (in millions):

	Successor			Predecessor
	Year ended December 31,		Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
	2009	2008
Interchange fees and assessments	$14,325.2	$9,186.9	$2,129.8	$5,241.9
Debit network fees	2,091.9	1,351.7	303.1	719.8

The Company charges processing fees to its merchant alliances. In situations where an alliance is accounted for under the equity method, the Company’s consolidated revenues include the processing fees charged to the alliance, as presented on the face of the Consolidated Statements of Operations.

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

The purchase and sale of merchant contracts is an ordinary element of the Company’s Retail and Alliance Services and International businesses, and therefore, the gains from selling these revenue-generating assets are included within the “Product sales and other” component of revenues.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock-Based Compensation

Stock-based compensation to employees is measured at the grant date fair values of the respective stock options and restricted stock awards and expensed over the requisite service periods. An estimate of forfeitures is applied when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. In conjunction with the merger, all predecessor stock-based compensation plans were terminated and vesting provisions were accelerated and all unrecognized stock-based compensation was recognized in the predecessor period. The Company established a new stock-based compensation plan in October 2007. Refer to Note 14 for additional discussion regarding details of the Company’s stock-based compensation plan.

Foreign Currency Translation

The U.S. dollar is the functional currency for most of the Company’s U.S. based businesses and certain foreign based businesses. Significant operations with a local currency as their functional currency include operations in the United Kingdom, Australia, Germany, Greece and Argentina. Foreign currency denominated assets and liabilities for these units and other less significant operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of Other Comprehensive Income (“OCI”). Intercompany loans were considered invested on a long-term basis in the predecessor period and accordingly foreign exchange gains and losses were recorded in OCI. In the successor period, the intercompany loans are not considered invested on a long-term basis and such foreign currency gains and losses were recorded in income. Transaction gains and losses related to operating assets and liabilities were included in the “Cost of services” and “Selling, general and administrative” lines of the Consolidated Statements of Operations and were immaterial. Non-operating transaction gains and losses derived from non-operating assets and liabilities are included in the “Other income (expense)” line of the Consolidated Statements of Operations and are separately disclosed in Note 10.

Derivative Financial Instruments

The Company utilizes derivative instruments to enhance its ability to manage interest rate risk and foreign exchange risk. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are recorded in either the “Other long-term assets”, “Other

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current liabilities” or “Other long-term liabilities” captions in the Consolidated Balance Sheets. Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows or a hedge of a net investment in a foreign operation. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity as a component of OCI and then recognized in earnings in the same period or periods during which the hedged item affects earnings. For derivatives that qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent the hedge is effective. Any ineffective portions of cash flow hedges and net investment hedges are recognized in the “Other income (expense)” line in the Consolidated Statements of Operations during the period of change. Additional discussion of derivative instruments is provided in Note 7.

Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ share of the net income or loss of and equity in consolidated subsidiaries. Substantially all of the Company’s noncontrolling interests are presented pretax in the Consolidated Statements of Operations as “Net income attributable to noncontrolling interests” since the majority of the Company’s non-wholly owned consolidated subsidiaries are flow through entities for tax purposes. Noncontrolling interests are presented as a component of equity in the Consolidated Balance Sheets and reflect the original investments by these noncontrolling shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries, net of dividends or distributions. For business acquisitions occurring on or after January 1, 2009, noncontrolling interest at the date of acquisition is based on the total fair value of the acquired entity and the noncontrolling interest’s share of that value.

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

The Company’s obligation to stand ready to perform is minimal in relation to the total dollar volume processed. The Company requires cash deposits, guarantees, letters of credit or other types of collateral by certain merchants to minimize its obligation. Collateral held by the Company is classified within “Settlement assets” and the obligation to repay the collateral if it is not needed is classified within “Settlement obligations” on the Company’s Consolidated Balance Sheets. The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company historically has experienced some level of losses due to merchant defaults.

The Company’s contingent obligation relates to imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “Cost of services” in the Company’s Consolidated Statements of Operations. The amount of the reserves attributable to entities consolidated by the Company was $45.2 million and $20.3 million at December 31, 2009 and 2008, respectively.

The majority of the TeleCheck Services, Inc. (“TeleCheck”) business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. At December 31, 2009 and

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2008, the Company had accrued warranty balances of $16.6 million and $15.2 million, and accrued recovery balances of $32.5 million and $45.1 million, respectively. Accrued warranties are included in “Other current liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets. The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.6 billion at December 31, 2009 which represented an estimate of the total uncleared checks at that time.

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. income tax return with its parent “Holdings” as defined in Note 2. The Company’s foreign operations file income tax returns in their local jurisdictions. Income taxes are computed in accordance with current accounting guidance and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.

The Company recognizes the tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Discontinued Operations

Losses from discontinued operations for the predecessor period from January 1, 2007 through September 24, 2007 relate to certain tax account true-ups and discrete tax items related to Western Union.

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory requirements are included in “Other long-term assets” in the Consolidated Balance Sheets and were immaterial at December 31, 2009 and 2008.

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

Property and Equipment

Property and equipment are stated at fair value for assets in place at the time of the merger or cost less accumulated depreciation. The allocation of the merger purchase price to fixed assets was finalized in the third quarter 2008. Depreciation expense is computed using the straight-line method over the lesser of the estimated

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

useful life of the related assets (generally three to 10 years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred. Amounts charged to expense for the depreciation and amortization of property and equipment, including equipment under capital lease, were $300.3 million in 2009, $252.7 million in 2008, $65.0 million for the successor period September 25, 2007 through December 31, 2007 and $165.1 million for the predecessor period January 1, 2007 through September 24, 2007.

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

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. The Company estimates the fair value of each reporting unit using a discounted cash flow analysis. The Company performed its annual goodwill impairment test in the fourth quarters of 2009 and 2008 and recorded total impairment charges of $17 million and $3.2 billion, respectively, as discussed in Note 3. The 2009 goodwill impairment impacted a reporting unit within All Other and Corporate while the 2008 impairment impacted every reporting unit, also as discussed in Note 3.

Customer relationships represent the estimated value of the Company’s relationships with customers, primarily merchants and financial institutions, for which it provides services. Prior to the merger, customer relationships were amortized on a straight-line basis over their expected useful lives. Customer relationships recorded as part of the purchase price allocation for the merger and those recorded subsequent to the merger are amortized based on the pattern of undiscounted cash flows for the period as a percentage of total projected undiscounted cash flows. The Company selected this amortization method for these customer relationships based on a conclusion that the projected undiscounted cash flows could be reliably determined.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company develops software that is used in providing processing services to customers. To a lesser extent, the Company also develops software to be sold or licensed to customers. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available for general use. Software development costs are amortized using the straight-line method over the estimated useful life of the software, which is generally five years. Software values allocated as part of the purchase price allocation are amortized over three to 10 years.

In addition to capitalized contract and software development costs, other intangibles include copyrights, patents, acquired software, trademarks and noncompete agreements acquired in business combinations. Other intangibles, except for the First Data trade name discussed below, are amortized on a straight-line basis over the length of the contract or benefit period, which generally ranges from three to 25 years. Other intangible amortization expense (including amortization associated with investments in affiliates) totaled $1,253.5 million in 2009, $1,306.9 million in 2008, $362.2 million for the successor period from September 25, 2007 through December 31, 2007, and $375.1 million for the predecessor period from January 1, 2007 through September 24, 2007.

In conjunction with the allocation of the purchase price related to the merger, $603.5 million was allocated to the First Data trade name. Upon consideration of many factors, including the determination that there are no legal, regulatory or contractual provisions that limit the useful life of the First Data trade name, the Company determined that the First Data trade name had an indefinite useful life. The Company also considered the effects of obsolescence, demand, competition, other economic factors and ability to maintain and protect the trade name without significant expenditures. The First Data trade name is expected to contribute directly or indirectly to the future cash flows of the Company for an indefinite period. As an indefinite lived asset, the First Data trade name will not be amortized but will be reviewed annually for impairment until such time as it is determined to have a finite life. The First Data trade name was not impaired at December 31, 2009 or 2008.

The following table provides the components of other intangibles (in millions):

As of December 31,	2009 Cost	2009 Accumulated Amortization	2009 Net of Accumulated Amortization	2008 Cost	2008 Accumulated Amortization	2008 Net of Accumulated Amortization
Customer relationships	$7,732.6	$(1,723.8)	$6,008.8	$6,919.7	$(932.1)	$5,987.6

Other intangibles:
Conversion costs	$57.2	$(13.7)	$43.5	$31.9	$(10.0)	$21.9
Contract costs	145.5	(36.4)	109.1	96.8	(5.8)	91.0
Software	1,197.0	(544.4)	652.6	1,141.6	(318.5)	823.1
Other	1,419.7	(103.8)	1,315.9	1,018.4	(38.8)	979.6

Total other intangibles	$2,819.4	$(698.3)	$2,121.1	$2,288.7	$(373.1)	$1,915.6

The estimated future aggregate amortization expense for existing customer relationships and other intangibles as of December 31, 2009 is $1,134.0 million in 2010, $1,021.3 million in 2011, $883.3 million in 2012, $789.6 million in 2013, and $749.2 million in 2014.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company tests contract and conversion costs greater than $1 million for recoverability on an annual basis by comparing the remaining expected undiscounted cash flows under the contract to the net book value. Any assets that are determined to be unrecoverable are written down to their fair value. In addition to this annual test, these assets and all other long lived assets are tested for impairment upon an indicator of potential impairment. The Company recorded impairment charges related to customer contracts and other intangibles as described in Note 3.

Inventory

Inventories are stated at lower of cost or market and consist primarily of POS terminals, forms and envelopes. The cost of inventory is determined using average cost for POS terminals and first-in first-out (“FIFO”) for forms.

Investment Securities

The Company’s current settlement assets include short-term, liquid investments, primarily money market funds, discounted commercial paper, and corporate bonds. The Company’s long-term settlement assets are comprised of student loan auction rate securities (“SLARS”) and corporate bonds. Additionally, the Company maintains investments in marketable and non-marketable securities, chiefly equity securities held for strategic purposes, the majority of which are carried at cost and included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets. The specific identification method is used to determine the cost basis of securities sold. At December 31, 2009 and 2008, all of the debt and equity securities included in the above noted investments, except cost method investments, were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of OCI, net of any related tax effect. The Company assesses marketable securities for impairment quarterly. Cost method investments are also evaluated quarterly to determine whether an event or change in circumstance has occurred in that period that may have a significant adverse effect on the fair value and, if practicable to do so, the fair value is estimated.

For equity securities declines in value that are judged to be other than temporary in nature are recognized in the Consolidated Statements of Operations. For public company equity securities, the Company’s policy is to treat a decline in the investment’s quoted market value that has lasted for more than six months as an other than temporary decline in value. For debt securities when the Company intends to sell an impaired debt security or it is more likely than not it will be required to sell prior to recovery of its amortized cost basis, an other-than-temporary-impairment (“OTTI”) has occurred. The impairment is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value. When the Company does not intend to sell an impaired debt security and it is not more likely than not it will be required to sell prior to recovery of its amortized cost basis, the Company assesses whether it will recover its amortized cost basis. If the entire amortized cost will not be recovered, a credit loss exists resulting in the credit loss portion of the OTTI being recognized in earnings and the amount related to all other factors recognized in OCI. The Company adopted this accounting for OTTI effective April 1, 2009 in accordance with new accounting guidance and the cumulative effect is reported as “Adjustment resulting from adoption of new accounting guidance” on the accompanying Consolidated Statements of Equity. Refer to Note 18 for a detailed discussion regarding the fair value of the Company’s investments.

New Accounting Guidance

In September 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). The amendments in this update provide guidance on how companies should estimate the fair value of certain investments that do not have readily determinable fair values. Examples of these investments may include hedge

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. If an investment is within the scope of the update, the amendments permit investors to measure the fair value of the investment using the investment’s net asset value per share (“NAV”) unless it is probable that the investment will be sold at an amount other than NAV. The update also requires additional disclosures about the attributes of these investments. This update applies to certain assets in the Company’s defined benefit pension plans and is effective for the year-end measurement of plan assets on December 31, 2009. The Company adopted the new guidance in the fourth quarter 2009 and it did not have a material impact on its financial position and results of operations.

In October 2009, the FASB revised its guidance on Revenue Recognition for Multiple-Deliverable Revenue Arrangements. The amendments in this update will enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers. Existing U.S. GAAP requires a company to use vendor-specific objective evidence (“VSOE”) or third party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. The update will allow the use of an estimated selling price if neither VSOE nor third-party evidence is available. The update will require additional disclosures of information about an entity’s multiple-deliverable arrangements. The requirements of the update will apply prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The Company adopted the new guidance on January 1, 2010 and has no arrangements for which this adoption will have a material impact on its financial position and results of operations.

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

The merger was financed by a combination of the following: borrowings under the Company’s senior secured credit facilities, senior unsecured term loan facility agreement, senior subordinated term loan facility, and the equity investment of Holdings. The purchase price was approximately $26.6 billion including $179.2 million in capitalized transaction costs and excluding assumed debt. The merger was funded primarily through a $7.2 billion equity contribution from Holdings and $22.0 billion in debt financing discussed more fully in Note 9.

Purchase Price Allocation

The total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. A portion of the valuation of identifiable intangible assets was allocated to the Company’s investments in unconsolidated alliances (reflected in the “Investment in affiliates”

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

line of the Consolidated Balance Sheets). The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The Company finalized its purchase accounting in the third quarter of 2008 though certain adjustments related to income tax matters were made in the fourth quarter 2008.

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

Retail and Alliance Services	$11,654.8
Financial Services	3,471.9
International	3,077.4
Integrated Payment Systems	—
All Other and Corporate	150.1

$18,354.2

Goodwill is reviewed at least annually for impairment. The Company performed its annual goodwill impairment test in the fourth quarter 2009 and 2008 and recorded impairments of approximately $17 million and $3.2 billion, respectively, as discussed in Note 3.

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

The following table summarizes the Company’s utilization of restructuring accruals related to the merger recorded in purchase accounting for the successor years ended December 31, 2008 and December 31, 2009:

(in millions)	Employee Severance
Accrual at December 31, 2007	$92.4
Charges recorded in purchase accounting	48.1
Cash payments	(118.2)
Other adjustments including foreign exchange	(10.4)

Remaining accrual at December 31, 2008	$11.9
Cash payments	(9.2)
Other adjustments including foreign exchange	(0.9)

Remaining accrual at December 31, 2009	$1.8

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

Unaudited Pro Forma Condensed Consolidated Statement of Operations

The following Unaudited Pro Forma Condensed Consolidated Statement of Operations reflects the consolidated results of operations of the Company as if the merger had occurred on January 1, 2007. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the merger, (2) factually supportable, and (3) with respect to the statement of operations, expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued in conjunction with the merger as well as additional amortization expense associated with the valuation of intangible assets. The pro forma adjustments are based on the final allocation of the purchase price and final valuation of intangible and fixed assets and reflect the modification of certain of the debt from variable to fixed interest rates. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the merger had actually occurred on that date, nor of the results that may be obtained in the future.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Year ended December 31,
2007
(in millions)
Revenues:
Transaction and processing service fees	$5,519.2
Investment income, net	(75.1)
Product sales and other	839.4
Reimbursable debit network fees, postage and other	1,767.9

8,051.4

Expenses:
Cost of services (exclusive of items shown below)	2,755.8
Cost of products sold	296.5
Selling, general and administrative	1,404.2
Reimbursable debit network fees, postage and other	1,767.9
Depreciation and amortization	1,253.9
Other operating expenses:
Restructuring, net	7.7
Impairments	20.6
Litigation and regulatory settlements	2.5
Other	(7.7)

7,501.4

Operating profit	550.0

Interest income	48.7
Interest expense	(2,036.4)
Other (expense) income	(53.3)

(2,041.0)

Loss before income taxes, equity earnings in affiliates and discontinued operations	(1,491.0)
Income tax benefit	(652.1)
Equity earnings in affiliates	134.0

Net loss from continuing operations	(704.9)
Less: Net income from continuing operations attributable to noncontrolling interests	144.3

Net loss from continuing operations attributable to First Data Corporation	$(849.2)

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

Note 3: Restructuring, Impairments, Litigation and Regulatory Settlements and Other Costs

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements and other costs during the three years ended December 31, 2009. Restructuring accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Consolidated Statements of Operations caption in which they were originally recorded. Such reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows (in millions):

	Pretax Benefit (Charge)
Successor year ended December 31, 2009	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Divested	Totals
Restructuring charges	$(15.9)	$(14.5)	$(49.2)	$—	$(22.0)	$(0.5)	$(102.1)
Restructuring accrual reversals	4.2	1.7	2.9	—	0.5	—	9.3
Impairments	—	—	(131.9)	—	(53.2)	—	(185.1)
Litigation and regulatory settlements	—	(14.5)	—	—	2.7	—	(11.8)

Total pretax charge, net of reversals	$(11.7)	$(27.3)	$(178.2)	$—	$(72.0)	$(0.5)	$(289.7)

Successor year ended December 31, 2008
Restructuring charges	$(7.2)	$(13.2)	—	$—	—	—	$(20.4)
Restructuring accrual reversals	0.7	7.6	—	—	—	$0.1	8.4
Impairments	(1,106.5)	(1,396.0)	$(376.2)	—	$(160.7)	(204.2)	(3,243.6)

Total pretax charge, net of reversals	$(1,113.0)	$(1,401.6)	$(376.2)	$—	$(160.7)	$(204.1)	$(3,255.6)

Predecessor period from January 1, 2007 to September 24, 2007
Restructuring charges	$(2.8)	—	$(7.1)	—	—	$(0.3)	$(10.2)
Restructuring accrual reversals	0.4	$0.2	0.9	—	$0.7	0.1	2.3
Impairments	—	—	—	$(16.3)	(4.3)	—	(20.6)
Litigation and regulatory settlements	(5.0)	—	—	—	2.5	—	(2.5)
Other	2.1	—	(0.4)	2.2	3.8	—	7.7

Total pretax benefit (charge), net of reversals	$(5.3)	$0.2	$(6.6)	$(14.1)	$2.7	$(0.2)	$(23.3)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring charges

2009

The 2009 restructurings resulted from the elimination of management and other positions, approximately 1,700 employees, as part of the Company’s cost saving initiatives as well as domestic site consolidations and the elimination of certain information technology positions. Cost saving initiatives are expected to continue into future periods resulting in additional restructuring charges. Partially offsetting the charges are reversals of 2009 and 2008 restructuring accruals related to the Company’s change in strategy related to global labor sourcing initiatives as well as refining previously recorded estimates.

2008

The 2008 restructurings resulted from the planned termination of approximately 1,000 employees associated with initial plans for call center consolidation and global labor sourcing initiatives primarily related to information technology development. During the fourth quarter, the Company’s strategy related to global labor sourcing initiatives changed resulting in delaying implementation of certain of the initiatives and 20% fewer terminations than originally planned which resulted in the reversal of the associated charges. The Company incurred additional charges through 2009 related to these plans. During the first three quarters of 2008, the Company had additional severance costs which were recorded in purchase accounting as discussed in Note 2 above.

2007

A portion of the restructuring charges recorded in the 2007 predecessor period resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams principally within the Retail and Alliance Services segment. This action resulted in the termination of approximately 230 sales related employees comprising approximately 10% of the merchant acquiring business’ regional sales, cross-sale and sales support organizations. This restructuring plan was completed in the first quarter of 2007. The other restructuring charges in the predecessor period resulted from the termination of approximately 140 employees within the International segment. The terminations were associated with data center consolidation and global sourcing initiatives. During the 2007 predecessor period, the Company also reversed prior period restructuring accruals related to changes in estimates regarding severance costs from restructuring activities that occurred in 2005 through 2007.

The following table summarizes the Company’s utilization of restructuring accruals, excluding merger related restructuring charges described in Note 2, for the years ended December 31, 2008 and 2009 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2008	$6.5	$0.1
Expense provision	20.4	—
Cash payments and other	(4.1)	(0.1)
Changes in estimates (1)	(11.7)	—

Remaining accrual at December 31, 2008	11.1	—
Expense provision	101.6	0.5
Cash payments and other	(44.9)	(0.3)
Changes in estimates	(9.3)	—

Remaining accrual at December 31, 2009	$58.5	$0.2

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Changes in estimates during 2008 included reversals related to pre-merger restructuring accruals recorded in purchase accounting as well as items reported in the “Restructuring, net” line item of the Consolidated Statements of Operations.

Impairments

In the fourth quarter of 2009, within All Other and Corporate, the Company recorded approximately $33 million in impairment charges related to customer contracts, a goodwill impairment charge of approximately $17 million and a software impairment charge of approximately $3 million related to the Information Services reporting unit. The Company followed a discounted cash flow approach in estimating the fair value of the reporting unit and intangible assets consistent with the approach used to allocate the purchase price of the merger. The significant factor that drove most of the impairment was lower projections of financial results as compared to those used in the 2008 impairment testing. Discount rates were determined on a market participant basis. The Company relied in part on a third party valuation firm in determining the appropriate discount rates. All key assumptions and valuations were determined by and are the responsibility of management.

Also in the fourth quarter of 2009, the Company recorded approximately $124 million in asset impairment charges related to the International reporting unit and segment. Approximately $64 million of the total impairment charge related to the Company’s business in Germany and was allocated to impair the value of customer contracts and real property by approximately $58 million and $6 million, respectively. The impairment occurred because of the deterioration of profitability on existing business, higher risk of revenue attrition in future years and lower projections of financial results compared to those used in prior periods. Approximately $47 million of the total impairment charge related to impairment of customer contracts associated with the Company’s card-issuing business in the United Kingdom. The impairment occurred because of negative cash flow in the existing business and lower projections of financial results compared to those used in prior periods. Approximately $2 million of the total impairment charge related to trade name impairment and was a result of the Company’s decision to discontinue the use of a certain trade name in the Canadian market during the fourth quarter of 2009 and instead continue the business under the First Data brand. The remaining $11 million of the total impairment charge related to the Company’s businesses in Ireland and Brazil and was comprised of approximately $7 million for impairment of customer contracts and approximately $4 million for software impairment. The impairment occurred because of cash flow losses in the existing businesses and lower projections of financial results compared to those used in prior periods. The Company followed a discounted cash flow approach in estimating the fair value of the affected asset groups and individual intangible assets within those groups consistent with the approach used to allocate the purchase price of the merger. The Company obtained an appraisal from a third party brokerage firm to assist in estimating the value of real property in Germany. All key assumptions and valuations were determined by and are the responsibility of management.

During the third quarter of 2009, the Company recorded a charge of $7.7 million related to an intangible asset impairment within the International segment resulting from continuing and projected losses combined with a change in business strategy related to an existing business.

During 2008 the Company performed its annual goodwill impairment test in the fourth quarter of 2008 and recorded a total impairment charge of $3.2 billion that impacted every reporting unit. The primary causes of the impairment charges were higher discount rates and revised projections of financial results as compared to those used to allocate the purchase price of the merger. The revised projections resulted from the global economic situation in 2008 that caused a decrease in near-term projections and a delay in the attainment of long-term projections. Discount rates were determined on a market participant basis and increased due to the increased risk in the marketplace and more costly access to capital. The assumptions used in the test reflect the Company’s

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimates as of December 31, 2008 and appropriately consider the impact of the deterioration in general global economic conditions. The Company relied in part on a third party valuation firm in determining the appropriate discount rates. All key assumptions and valuations were determined by and are the responsibility of management.

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

Litigation and regulatory settlements

In 2009, the Company recorded anticipated settlements of several matters within the Financial Services segment.

In the predecessor period from January 1, 2007 through September 24, 2007, the Company recorded a $5.0 million litigation accrual associated with a judgment against the Company pertaining to a vendor contract issue in the Retail and Alliance Services segment and a benefit of $2.5 million related to the Visa settlement originally recorded in 2006 in All Other and Corporate.

Other

The majority of the benefit recorded during the 2007 predecessor period related to the release of a portion of the domestic escheatment accrual made in the fourth quarter of 2005. The release was prompted by reaching resolution with a large majority of states as to the Company’s escheatment liability.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Business Combinations, Asset Acquisitions and Dispositions

	Initial Consideration (a)
Businesses and Assets Acquired	Month	Total	Cash
	(in millions)
2009:
Banc of America Merchant Services, LLC (“BAMS”)	June	$3,444.2	—
ICICI Merchant Services	December	68.7	$68.7
Nine other acquisitions and merchant portfolio acquisitions		25.8	25.8

		$3,538.7	$94.5

2008:
Alliance with Allied Irish Banks p.l.c. (“AIB”)	January	$178.2	$178.2
Money Network Financial, LLC (“Money Network”) noncontrolling interest buyout	July	60.8	60.8
Chase Paymentech SolutionsTM (“CPS”) Alliance termination (b)	November	2,746.0	—
Two other acquisitions and merchant portfolio acquisitions		28.1	28.1

		$3,013.1	$267.1

2007:
Successor
First Data Government Solutions (“FDGS”) noncontrolling interest buyout	November	$73.8	$73.8
Merchant Solutions Alliance	November	29.7	29.7
Three other acquisitions and merchant portfolio acquisitions		48.7	48.7

		$152.2	$152.2

Predecessor
Instant Cash Services® (“Instant Cash”)	March	$125.7	$125.7
FundsXpress	June	134.9	134.9
First Data Polska (formerly POLCARD SA)	August	331.9	331.9
Four other acquisitions and merchant portfolio acquisitions		122.1	122.1

		$714.6	$714.6

(a)	Does not consider cash acquired or debt assumed. Does not reflect cash paid or received in years subsequent to initial acquisition.
(b)	The receipt of the Company’s proportionate 49% share of the alliance was accounted for as a purchase business combination.

2009 Acquisitions

Effective January 1, 2009, the Company’s accounting for business combinations followed the new accounting guidance for business combinations and noncontrolling interests.

On June 26, 2009, Bank of America N.A. (“BofA”) and the Company, together with Rockmount Investments, LLC (“Rockmount”), an investment vehicle controlled by a third-party investor, formed a new company, BAMS. BAMS provides clients with a comprehensive suite of acquiring and processing payment products for credit and debit cards as well as merchant loyalty, prepaid, check and e-commerce solutions.

The Company owns a 48.45% direct voting interest in BAMS and BofA owns a 46.55% direct voting interest. The remaining stake in BAMS is a 5% non-voting interest held by Rockmount. The Company owns a

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BofA’s and the Company’s contributions to the newly formed company were principally comprised of merchant acquiring contract rights and relationships and sales forces. The Company’s contribution was most significantly comprised of assets received upon the November 1, 2008 termination of the CPS alliance, though certain other assets were included as well. Rockmount’s contribution was in the form of cash totaling $321.7 million of which $128.7 million represents the cash contributed to Rockmount by the Company for its 40% investment noted above.

Rockmount may, at the sole option of the third-party owning a controlling interest in Rockmount, require that BAMS redeem Rockmount’s interest in BAMS. This option is available during a specified period of time after each of the fourth quarter of 2009 and the first and second quarters of 2010, and upon certain conditions, additional periods thereafter. Rockmount did not exercise their option after the fourth quarter 2009. Rockmount’s interest would be redeemed by BAMS for an amount of cash based on Rockmount’s capital account balance in BAMS immediately prior to the redemption subject to an additional adjustment to be paid or received by the Company and BofA based on the level of BAMS revenues for the trailing 12 month period ending at the end of the fiscal quarter immediately prior to the exercise or extension of the option. Since Rockmount has the ability to put its interests to BAMS (a consolidated subsidiary of the Company), the Company has classified the 3% non-voting interest attributable to the third-party investor as Redeemable noncontrolling interest in the Consolidated Balance Sheet rather than as Equity. The 2% non-voting interest attributable to the Company is included with the Company’s direct voting interest in balances attributable to the Company in the Consolidated Financial Statements.

The formation of BAMS was accounted for by the Company as a sale of a noncontrolling interest in a subsidiary and a purchase business combination. The Company recorded a gain of approximately $33 million ($21 million, net of taxes), through adjustments to additional paid in capital and noncontrolling interest. The gain was not material as the assets comprising the most significant portion of the Company’s contribution were recently adjusted to fair value in the fourth quarter 2008 in connection with the November 1, 2008 termination of the CPS alliance.

The assets contributed to BAMS by the Company continue to be recorded at the Company’s carrying basis, which for the majority of assets was established effective November 1, 2008 as described immediately above net of applicable amortization expense subsequently recognized, and the assets contributed by BofA were recorded at their estimated fair value. The fair value of the BofA contribution to BAMS was determined by estimating the BAMS enterprise value and attributing the appropriate portion of that value to such contribution. The Company relied in part upon a third party valuation firm in determining the enterprise value of BAMS. All key assumptions and valuations were determined by and are the responsibility of management. The value attributed to the net tangible and identifiable intangible assets contributed by BofA was based on their estimated fair values. During the fourth quarter of 2009 the final valuation was completed and the purchase price allocation resulted in identifiable intangible assets of $1,317 million, which will be amortized over a range estimated to be 11 to 20 years, and goodwill of $2,127 million.

In December 2009, the Company formed a merchant acquiring alliance with ICICI Bank, ICICI Merchant Services. ICICI Merchant Services provides card acquiring services in India. The preliminary purchase price

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allocation resulted in identifiable intangible assets of $33 million, which are being amortized over five to 12 years and goodwill of $42 million. The Company owns 81% of the alliance which is consolidated and reported in the International segment.

The aggregate cash paid for acquisitions during the year ended December 31, 2009 was approximately $87 million, net of cash acquired. The aggregate preliminary purchase price allocation associated with acquisitions during 2009 resulted in identifiable intangible assets and goodwill as follows:

	Preliminary purchase price allocation (in millions)	Weighted-average useful life
Customer relationships	$967.7	11 years
Trade names	389.0	20 years
Other intangibles	16.2	9 years

Total identifiable intangibles	$1,372.9	14 years

Goodwill (a)	$2,169.7

(a)	Much of the goodwill in the BAMS transaction represents synergies in processing and other strengths of the respective partners. None of the goodwill is deductible for tax purposes.

Additional Information

The pro forma impact of all 2009 acquisitions on net income was not material.

2009 Dispositions

In August 2009 the Company divested its debit and credit card issuing and acquiring processing business in Austria which was reported as part of the International segment. The Company recognized a loss on the sale of $37.2 million, comprised of a $21.9 million loss classified as “Other income (expense)” and a $15.3 million income tax expense in the Consolidated Statements of Operations.

In November 2009, the Company sold a merchant acquiring business in Canada which was reported as part of the International segment. The Company recognized a loss on the sale of $7.8 million, comprised of a $10.0 million gain classified as “Other income (expense)” and a $17.8 million income tax expense in the Consolidated Statements of Operations.

2008 Acquisitions

In January 2008, the Company entered into an alliance with AIB, of which the Company owns 50.1%. The alliance provides card acquiring services in the Republic of Ireland, the United Kingdom and elsewhere in Europe. The purchase price allocation resulted in identifiable intangible assets of $79 million, which are being amortized over 10 years, a trade name of $15 million that is being amortized over 10 years and goodwill of $90 million. The alliance with AIB is consolidated and reported in the International segment.

In February 2008, the Company purchased the remaining interest in Unified Network Payment Solutions (“UNPS”) located in Canada. UNPS is consolidated and reported as part of the International segment.

In July 2008, FDC and its parent, Holdings, purchased the remaining 18.2% and 13.6% of the outstanding equity of Money Network, respectively, not already owned by the Company. The purchase price paid by

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Holdings consisted of shares of its common stock. FDC subsequently purchased Holdings’ interest in Money Network for an amount equivalent to the value of the shares issued by Holdings as purchase consideration. Money Network is reported as part of the Retail and Alliance Services segment.

In September 2008, the Company purchased 50% of EUFISERV’s inter-bank processing business (subsequently renamed Trionis). Trionis will provide services across Europe. The Company accounts for its investment under the equity method of accounting within the International segment.

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance, CPS, which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the alliance, including domestic merchant contracts, an equity investment in Merchant Link, a full-service independent sales organization (“ISO”) and Agent Bank unit, and a portion of the employees. The new domestic owned and managed business is being operated as part of FDC’s Retail and Alliance Services segment mostly within the BAMS alliance since June 2009 as discussed above. First Data will continue to provide transaction processing and related services for certain merchants of the alliance that were allocated to JPMorgan Chase but are resident on First Data’s processing platforms. First Data has historically accounted for its noncontrolling interest in the alliance under the equity method of accounting. Beginning November 1, 2008, the portion of the alliance’s business received by the Company in the separation is reflected on a consolidated basis throughout the financial statements. CPS accounted for the vast majority of the “Equity earnings in affiliates” and the processing and other fees noted in footnote (b) on the face of the Consolidated Statements of Operations. The receipt of the Company’s proportionate share of CPS was accounted for as a purchase business combination. The assets and liabilities received were recorded at their fair values. As a result of the alliance termination and subsequent business combination, the Company assessed its deferred tax liabilities established at the time of the merger and reversed $508 million of those liabilities through purchase accounting for the Company’s proportionate share of CPS. The purchase price allocation resulted in identifiable intangible assets of $1,047 million, which are being amortized over three to approximately nine years, and goodwill of $964 million.

The aggregate cash paid for acquisitions during the year ended December 31, 2008 was approximately $267 million. The aggregate preliminary purchase price allocation associated with acquisitions during 2008 resulted in identifiable intangible assets and goodwill as follows:

	Preliminary purchase price allocation (in millions)	Weighted-average useful life
Software	$59.4	4 years
Customer relationships	1,056.8	9 years
Trade names	16.2	10 years
Other intangibles	13.7	9 years

Total identifiable intangibles	$1,146.1	9 years

Goodwill (a)	$1,111.3

(a)	Approximately $439 million of goodwill resulting from 2008 acquisitions is expected to be deductible for tax purposes.

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

On December 31, 2008, the Company sold 12.5% of the membership interests in their merchant alliance, Wells Fargo Merchant Services, LLC (“WFMS”), to Wells Fargo & Company (“WFB”), for cash consideration totaling $222 million. This resulted in the Company owning 40% of the merchant alliance. FDC deconsolidated the WFMS balance sheet as of December 31, 2008 and is reflecting its remaining ownership interest as an equity method investment in the Retail and Alliance Services segment. The Company recognized a pretax loss of $3.8 million resulting from the transaction.

2007 Acquisitions

Predecessor

In January 2007, the Company acquired Size Technologies, a provider of loyalty, stored value and transaction marketing solutions. Size Technologies is reported as part of the Retail and Alliance Services segment.

In February 2007, the Company acquired the assets of Datawire, an internet-based transaction delivery company. Datawire is reported as part of the Retail and Alliance Services segment.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor

In November 2007, the Company purchased the remaining interest in its FDGS subsidiary previously owned by noncontrolling interests. FDGS is reported as part of All Other and Corporate.

In October 2007, the Company acquired Deecal International, a specialty software solutions provider for commercial payments in Dublin, Ireland. Deecal International is reported as part of the International segment.

In November 2007, the Company acquired Check Forte, a payment transaction processing company in Brazil. Check Forte is reported as part of the International segment.

In November 2007, the Company formed an alliance with Standard Chartered PLC (“Merchant Solutions”), of which the Company owns 56%. The alliance provides merchant processing services in Asia. Merchant Solutions is a consolidated entity within FDC and is reported as part of the International segment.

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

Additional Information

The pro forma impact of all 2007 acquisitions on net income was not material.

Other Information

The following table outlines the net assets acquired and net cash paid for acquisitions (at date of acquisition) (in millions):

	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
Fair value of net assets acquired	$3,538.7	$3,013.1	$152.2	$714.6
Less non-cash consideration	(3,444.2)	(2,746.0)	—	—
Less cash acquired	(8.0)	—	(15.6)	(24.3)

Net cash paid for acquisitions	$86.5	$267.1	$136.6	$690.3

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents changes to goodwill for the year ended December 31, 2009 and the year ended December 31, 2008, (in millions):

	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Divested Operations	Totals
January 1, 2008 balance	$10,474.2	$3,303.1	$2,624.1	$188.5	$227.3	$16,817.2
Acquisitions	753.7	—	66.4	—	—	820.1
Dispositions/Deconsolidation	(734.0)	—	—	—	(5.2)	(739.2)
Purchase price adjustments related to the merger	1,433.1	(136.2)	239.7	53.1	6.0	1,595.7
Purchase price adjustments related to prior year successor acquisitions	(0.1)	—	(0.2)	—	—	(0.3)
Goodwill impairments	(1,106.5)	(1,395.2)	(375.6)	(160.4)	(181.3)	(3,219.0)
Other adjustments (primarily foreign currency)	(1.3)	—	(407.8)	—	(4.2)	(413.3)

Balance as of December 31, 2008
Goodwill	11,925.6	3,166.9	2,522.2	241.6	223.9	18,080.2
Accumulated impairment losses	(1,106.5)	(1,395.2)	(375.6)	(160.4)	(181.3)	(3,219.0)

	10,819.1	1,771.7	2,146.6	81.2	42.6	14,861.2
Acquisitions	2,127.2	—	42.5	—	—	2,169.7
Dispositions	—	—	—	—	(38.6)	(38.6)
Purchase price adjustments	323.6	(0.3)	31.8	(0.2)	—	354.9
Reallocation of goodwill	(244.4)	290.4	—	(46.0)	—	—
Goodwill impairments	—	—	—	(16.6)	—	(16.6)
Other adjustments (primarily foreign currency)	0.9	—	148.3	—	(4.0)	145.2

Balance as of December 31, 2009
Goodwill	14,132.9	3,457.0	2,744.8	195.4	181.3	20,711.4
Accumulated impairment losses	(1,106.5)	(1,395.2)	(375.6)	(177.0)	(181.3)	(3,235.6)

	$13,026.4	$2,061.8	$2,369.2	$18.4	—	$17,475.8

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels or if certain other conditions are met, as well as other payments or receipts of cash related to certain events that transpired subsequent to the acquisition of certain companies. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and is recorded when payable as additional purchase price. Additional consideration was paid totaling $14.7 million in 2009, $35.6 million in 2008, $0.5 million in the successor period from September 25, 2007 through December 31, 2007, and $50.0 million in the predecessor period from January 1, 2007 through September 24, 2007. As of December 31, 2009, the Company did not have any contingent consideration payable.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5: Settlement Assets and Obligations

Settlement assets and obligations result from FDC’s processing services and associated settlement activities, including settlement of payment transactions. Settlement assets are generated principally from merchant services transactions. Certain merchant settlement assets that relate to settlement obligations accrued by the Company are held by partner banks to which the Company does not have legal ownership but has the right to use to satisfy the related settlement obligation. FDC records corresponding settlement obligations for amounts payable to merchants and for payment instruments not yet presented for settlement. At December 31, 2009, the difference in the aggregate amount of such assets and liabilities is primarily due to unrealized net investment gains and losses, which are reported as OCI in equity. The principal components of FDC’s settlement assets and obligations are as follows (in millions):

	Successor
December 31,	2009	2008
Settlement assets:
Current settlement assets:
Cash and cash equivalents	$2,627.8	$4,772.3
Investment securities	250.9	121.9
Due from card associations and bank partners	3,832.4	2,807.1
Due from merchants	139.9	—
Due from selling agents	19.3	228.9

	6,870.3	7,930.2

Long-term settlement assets:
Investment securities	480.7	732.7

	$7,351.0	$8,662.9

Settlement obligations:
Current settlement obligations:
Payment instruments outstanding	$1,232.6	$3,734.8
Card settlements due to merchants	6,144.0	4,718.6
Due to selling agents	18.1	227.2

	$7,394.7	$8,680.6

Cash equivalents consist of short-term time deposits, commercial paper and other investments. See Note 6 for information concerning the Company’s investment securities.

FDC generated revenues from its investment of certain settlement assets, the majority of which pertained to cash equivalents and investment securities. At December 31, 2009, the IPS segment portfolio was invested in cash equivalents with ratings of “A1/P1” or better or in the “A” category or better and long-term investments rated in the “A” category or better with the exception of $73.9 million in lower rated securities, primarily auction rate securities described in Note 18. Short-term investment securities were not rated. IPS segment investment portfolio balances averaged $2.7 billion in 2009, $7.3 billion in 2008, and $12.6 billion in 2007. Investment revenues (before commissions to certain selling agents and hedging gains and losses) from the IPS segment portfolio totaled $31.1 million in 2009, $163.2 million in 2008, $116.6 million for the successor period September 25, 2007 through December 31, 2007, and $341.5 million for the predecessor period January 1, 2007 through September 24, 2007 (on a pretax equivalent basis: $31.1 million, $163.2 million, $172.5 million, and $524.0 million, respectively).

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6: Investment Securities

The principal components of the Company’s investment securities are as follows (in millions):

December 31, 2009	Cost (1)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (2)	OTTI Recognized in OCI (2)(3)	Fair Value (4)
Student loan auction rate securities	$494.4	—	$(29.8)	$(14.9)	$449.7
Corporate bonds	270.7	$0.7	—	—	271.4
Other securities:
Cost-based investments	25.1	—	—	—	25.1
Other	15.8	0.2	—	—	16.0

Total other	40.9	0.2	—	—	41.1

Totals	$806.0	$0.9	$(29.8)	$(14.9)	$762.2

December 31, 2008	Cost (1)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (2)	OTTI Recognized in OCI (2) (3)	Fair Value (4)
Student loan auction rate securities	$505.5	—	$(13.3)	—	$492.2
Corporate bonds	342.1	—	(4.4)	—	337.7
Other securities:
Cost-based investments	26.9	—	—	—	26.9
Other	37.6	—	—	—	37.6

Total other	64.5	—	—	—	64.5

Totals	$912.1	—	$(17.7)	—	$894.4

(1)	Represents amortized cost for debt securities.
(2)	“OTTI” refers to other-than-temporary-impairments.
(3)	Represents the fair value adjustment for debt securities excluding that attributable to credit losses.
(4)	Represents cost for cost-based investments.

Investment securities are a component of the Company’s settlement assets and represent the investment of funds received by FDC from the sale of payment instruments (official checks and financial institution money orders) by authorized agents. The investment securities included in current settlement assets include primarily money market funds, discounted commercial paper and corporate bonds. The Company’s long-term settlement assets are comprised primarily of SLARS and corporate bonds. The Company received proceeds from the sale of long-term investment securities of $46.8 million, $0.5 billion, $0.7 billion and $10.9 billion for the years ended December 31, 2009 and 2008, the successor period from September 25, 2007 through December 31, 2007 and the predecessor period from January 1, 2007 through September 24, 2007, respectively. Sales of these investments resulted in $0.6 million of gross realized pretax losses and $0.1 million of gross realized pretax gains for the year ended December 31, 2009, $0.6 million of gross realized pretax losses and no gross realized pretax gains for the year ended December 31, 2008, $1.5 million of gross realized pretax losses and $0.3 million of gross realized pretax gains for the successor period from September 25, 2007 through December 31, 2007 and $12.4 million of gross realized pretax losses and $16.8 million of gross realized pretax gains for the predecessor period from January 1, 2007 through September 24, 2007 reclassified out of OCI into the “Investment income, net” line item

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the Consolidated Statements of Operations. Additionally, the Company recognized other than temporary impairments during 2008 of $60.3 million related to this investment portfolio, including the $48.0 million related to SLARS discussed below.

The Company carries other investments including equity securities and shares of a money market fund which are carried at fair value and included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets. Additionally, the Company maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost-based investments only if it is practicable to do so. As of December 31, 2009 it was deemed impracticable to estimate the fair value on $19.7 million of cost method assets, due to the lack of indicators of impairment, as well as the lack of sufficient data upon which to develop a valuation model and the excessive costs of obtaining an independent valuation in relation to the size of the investments. Proceeds from the sale of these investment securities totaled $3.9 million, $74.9 million, $14.1 million and $11.8 million for the years ended December 31, 2009 and 2008, the successor period from September 25, 2007 through December 31, 2007 and the predecessor period from January 1, 2007 through September 24, 2007, respectively. Realized pretax gains and losses associated with these investments were recognized in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 10.

As of December 31, 2009, all of the above noted investments, except cost method investments, were classified as available-for-sale. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of OCI. Unrealized gains and losses on investments carried at fair value were included as a separate component of OCI, net of any related tax effects. Excluding the impact on OCI of the cumulative effect adjustment discussed below, net unrealized holding gains and (losses), net of tax, of $10.6 million, $(70.9) million, $(13.4) million and $(3.8) million were recorded to OCI for the years ended December 31, 2009 and 2008, the successor period from September 25, 2007 through December 31, 2007 and the predecessor period from January 1, 2007 through September 24, 2007, respectively.

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in millions):

December 31, 2009	Less than 12 months		More than 12 months (1)		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	—	—	$449.7	$(44.7)	$449.7	$(44.7)

December 31, 2008	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	$492.2	$(13.3)	—	—	$492.2	$(13.3)
Corporate bonds	$337.7	$(4.4)	—	—	$337.7	$(4.4)

(1)	The total unrealized losses classified as more than 12 months at December 31, 2009 was significantly higher than the total unrealized losses classified as less than 12 months at December 31, 2008 due to the cumulative effect adjustment discussed below.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2009, the Company’s unrealized losses related to the following:

Student loan auction rate securities—The unrealized losses resulted from securities that have decreased in fair value to below their amortized cost primarily due to the current lack of liquidity resulting from the failure of the auction mechanisms. During 2008, an other-than-temporary-impairment loss of $48.0 million was recognized relating to the SLARS under the then applicable accounting guidance in addition to the unrealized loss reflected in the table directly above. Effective April 1, 2009, in connection with the adoption of new accounting guidance for recognition and presentation of other-than-temporary impairments, the Company performed an assessment of the previously impaired SLARS to determine whether the securities were other-than-temporarily-impaired under the new guidance. The Company does not currently intend to sell the SLARS and does not consider it more likely than not that it will be required to sell the SLARS before the recovery of their amortized cost basis. This determination was based on management’s expectation as to when certain related settlement liabilities will need to be funded and the Company’s ability to use its revolving credit facility in the event the settlement liabilities need to be funded before the SLARS are liquid.

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

•

the securities have above investment grade credit ratings with the majority of securities rated at “A3” and “A-”or higher with the exception of NextStudent securities which are rated “B3” and “BBB” from Moody’s and Fitch, respectively.

The Company believes that the NextStudent SLARS may not recover all of their principal value by their maturity date and that it may incur a credit loss on these securities at least equal to the non-guaranteed portion of the underlying collateral. Based on the Company’s qualitative assessment of these and other relevant factors, management concluded that a credit loss should be recognized for the securities issued by NextStudent and no credit loss should be recognized for all other SLARS. In accordance with the transition guidance prescribed by the new accounting guidance, as of April 1, 2009, the Company recognized a cumulative effect adjustment by increasing the opening balance of retained earnings by $27.1 million, net of tax, and recording a corresponding unrealized loss in OCI on the Consolidated Statement of Equity. The cumulative effect adjustment was equal to the amount of other-than-temporary-impairment, net of the related tax effects, previously recorded in the Statement of Operations for these securities less the three percent credit loss for NextStudent (effectively reversing $43.3 million of impairment expense recognized in 2008 and not associated with SLARS sold during the first three months of 2009). The amortized cost basis of the securities was increased by the pretax amount of the cumulative effect adjustment. As of the adoption date of the new accounting guidance discussed above, total cumulative credit losses of $2.7 million had been recognized in the Statement of Operations on the NextStudent SLARS. During the year ended December 31, 2009, there were no additional credit losses for any of the SLARS held.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents maturity information for the Company’s debt securities at December 31, 2009 (in millions):

Fair Value
Due within one year	$241.1
Due after one year through five years	30.7
Due after five years through 10 years	28.8
Due after 10 years	421.0

Total debt securities	$721.6

Note 7: Derivative Financial Instruments

Risk Management Objectives and Strategies

The Company is exposed to various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates, that exist as part of its ongoing business operations. The Company utilizes certain derivative financial instruments to enhance its ability to manage these risks.

As of December 31, 2009, the Company uses derivative instruments to mitigate (i) cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), (ii) to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates and (iii) to protect the Company from foreign currency exposure related to an outsourcing contract with a foreign vendor.

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

DERIVATIVES NOT QUALIFYING FOR HEDGE ACCOUNTING

At December 31, 2009, the Company had certain derivative instruments that functioned as economic hedges but no longer qualify or were not designated to qualify for hedge accounting. Such instruments included a cross-currency swap to hedge foreign currency exposure from an intercompany loan, cross-currency swaps to hedge an investment in a foreign subsidiary from fluctuations in foreign currency exchange rates, a foreign exchange rate collar to hedge foreign currency exposure related to an outsourcing contract with a foreign vendor, and interest rate swaps to hedge the interest payments on variable rate debt from fluctuations in interest rates. During the third quarter of 2009, the Company settled and terminated the Canadian dollar foreign currency forward contracts that were used to hedge forecasted foreign currency sales in connection with a restructuring of the related sales contract.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2009, the notional amount of the foreign exchange rate collar was approximately 88 million Philippine pesos ($1.9 million). The notional amount of the cross-currency swaps was 91.1 million euro (approximately $131.0 million). The notional amount of the interest rate swaps that no longer qualify for hedge accounting was $3.0 billion.

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

In the third quarter of 2007 and prior to the consummation of the merger, the Company entered into two forward starting, deal contingent interest rate swaps. Such swaps did not qualify for hedge accounting until consummation of the merger. From the date the swaps were entered into until designated as hedges on September 24, 2007, the swaps were marked-to-market which resulted in a charge of approximately $19 million. This amount was recorded as a successor transaction in “Other income (expense)” in the Consolidated Statements of Operations.

DERIVATIVES THAT QUALIFY FOR HEDGE ACCOUNTING

Hedge of a Net Investment in a Foreign Operation

As of December 31, 2009, the Company had a cross currency swap that was designated as a hedge of net investments in foreign operations. Since the existing derivative instrument was not at zero fair value at the time of designation, the hedging relationship creates some ineffectiveness which is recognized immediately in the Consolidated Statements of Operations. The effective portion of the change in fair value of the cross currency swap is recognized in the Consolidated Statement of Equity. As of December 31, 2009, the aggregate notional amount of the cross currency swap was 115.0 million Australian dollars (approximately $102.0 million).

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below.

Cash Flow Hedges

As of December 31, 2009, the Company had interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $4.5 billion of the approximate $12.6 billion variable rate senior secured term loan. As discussed above, the Company had additional interest rate swaps with notional amounts totaling $3 billion that ceased to qualify for hedge accounting during the first and second quarters of 2009. The Company also had basis rate swaps that modify the variable rates on $4.0 billion of the $7.5 billion interest rate swaps and that lower the fixed interest rates on those interest rate swaps. The basis swaps pay interest at rates equal to three-month-LIBOR and receive interest at rates equal to one-month-LIBOR plus a fixed spread. An additional basis swap with a notional amount of $2.0 billion expired on June 24, 2009 and all other basis swaps with a combined notional amount of $4.0 billion expire on September 24, 2010. The Company pays interest on its senior secured term loan facility based on the one-month-LIBOR interest rate index to match the terms of the basis swaps. Ineffectiveness associated with these hedges is recognized immediately in the Consolidated Statements of Operations.

At December 31, 2009, the maximum length of time over which the Company is hedging its exposure is approximately 3 years. The Company follows the hypothetical derivative method to measure hedge ineffectiveness. An $11.3 million loss and a $16.0 million loss associated with ineffectiveness were recognized in

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earnings during the twelve months ended December 31, 2009 and December 31, 2008, respectively, related to the cash flow hedges mostly due to the hedges being off-market at the time of designation. The amount of losses in OCI related to the hedged transactions as of December 31, 2009 that is expected to be reclassified into the Consolidated Statements of Operations within the next 12 months is approximately $136 million.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below.

FAIR VALUE OF DERIVATIVE INSTRUMENTS

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of December 31, 2009
	Derivative Assets		Derivative Liabilities
(in millions)	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contracts	—		$(304.4)	Other long-term liabilities and Other current liabilities
Foreign exchange contracts	—		(10.0)	Other long-term liabilities

Total derivatives designated as hedging instruments	—		(314.4)

Derivatives not designated as hedging instruments
Interest rate contracts	—		(153.5)	Other long-term liabilities and Other current liabilities
Foreign exchange contracts	$1.2	Other long-term assets	(3.6)	Other long-term liabilities

Total derivatives not designated as hedging instruments	1.2		(157.1)

Total Derivatives	$1.2		$(471.5)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of December 31, 2008
(in millions)	Derivative Assets		Derivative Liabilities
	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contracts	—		$(598.8)	Other long-term liabilities and Other current liabilities
Foreign exchange contracts	$8.9	Other long- term assets	—

Total derivatives designated as hedging instruments	8.9		(598.8)

Derivatives not designated as hedging instruments
Foreign exchange contracts	2.8	Other long- term assets	(2.5)	Other long-term liabilities

Total derivatives not designated as hedging instruments	2.8		(2.5)

Total Derivatives	$11.7		$(601.3)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

For the year ended December 31, 2009

(in millions, pretax) Derivatives in cash flow hedging relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009	2009		2009
Interest rate contracts	$41.1	$(131.4)	Interest Expense	$(11.3)	Other income (expense)

Derivatives in net investment hedging relationships	2009	2009		2009
Foreign exchange contracts	$(21.9)	—		$1.1	Other income (expense)

	Amount of Gain or (Loss) Recognized in Income on Derivative	Location of Gain or (Loss) recognized in Income on Derivative
Derivatives not designated as hedging instruments	2009
Interest rate contracts	$(53.0)	Other income (expense)
Foreign exchange contracts	$(4.2)	Other income (expense)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

For the year ended December 31, 2008

(in millions, pretax) Derivatives in cash flow hedging relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2008	2008		2008
Interest rate contracts	$(433.1)	$(45.8)	Interest Expense	$(16.0)	Other income (expense)

Derivatives in net investment hedging relationships	2008	2008		2008
Foreign exchange contracts	$17.3	—		$(1.7)	Other income (expense)

	Amount of Gain or (Loss) Recognized in Income on Derivative	Location of Gain or (Loss) recognized in Income on Derivative
Derivatives not designated as hedging instruments	2008
Foreign exchange contracts	$4.8	Other income (expense)

ACCUMULATED DERIVATIVE GAINS AND LOSSES

The following table summarizes activity in other comprehensive income for the years ended December 31, 2009 and 2008 related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company (in millions, after tax):

	Successor
	Year ended December 31, 2009	Year ended December 31, 2008
Accumulated loss included in other comprehensive income at beginning of the period	$(339.6)	$(106.5)
Less: Reclassifications into earnings from other comprehensive income	82.4	28.7

	(257.2)	(77.8)
Net gains and (losses) in fair value of derivatives (a)	14.9	(261.8)

Accumulated loss included in other comprehensive income at end of the period	$(242.3)	$(339.6)

(a)	Gains and losses are included in unrealized (losses) gains on hedging activities and in foreign currency translation adjustment on the Consolidated Statements of Equity.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8: Income Taxes

	Successor			Predecessor
	Year ended December 31,		Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
(in millions)	2009	2008
Components of pretax (loss) income before discontinued operations:
Domestic	$(1,799.2)	$(3,983.1)	$(473.0)	$558.1
Foreign	205.8	(324.1)	34.0	137.4

	$(1,593.4)	$(4,307.2)	$(439.0)	$695.5

(Benefit) provision for income taxes before discontinued operations:
Federal	$(579.6)	$(667.8)	$(182.9)	$55.0
State and local	(38.8)	(46.6)	(5.8)	36.3
Foreign	39.6	15.2	12.6	34.5

	$(578.8)	$(699.2)	$(176.1)	$125.8

The Company’s effective tax rates from continuing operations differ from statutory rates as follows:

	Successor (1)			Predecessor
	Year ended December 31,		Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.1	1.1	0.8	1.9
Nontaxable income from noncontrolling interests	1.6	1.3	3.1	(5.2)
Foreign rate differential	2.5	1.2	(2.0)	(2.2)
Interest earned on municipal investments	0.0	0.0	8.3	(15.7)
Dividend exclusion	0.0	0.0	1.0	(1.6)
Valuation allowances	(1.7)	(0.1)	(6.1)	(0.2)
Liability for unrecognized tax benefits	(2.5)	(0.7)	(1.5)	3.0
Prior year income tax return true-ups	0.0	0.2	0.0	1.9
Non-deductible merger related expenses	0.0	0.0	(0.2)	2.7
Goodwill impairment	(0.3)	(24.4)	0.0	0.0
Other	(0.4)	2.6	1.7	(1.5)

Effective tax rate	36.3%	16.2%	40.1%	18.1%

(1)	The change from pretax income in predecessor periods to a pretax loss in the successor periods caused a general shift in several components of the tax rate reconciliation.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s income tax provisions (benefits) consisted of the following components:

	Successor			Predecessor
	Year ended December 31,		Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
(in millions)	2009	2008
Current
Federal	$39.8	$31.4	$(29.7)	$63.3
State and local	13.1	29.2	7.5	39.7
Foreign	67.7	103.5	13.7	48.5

	120.6	164.1	(8.5)	151.5
Deferred
Federal	(619.4)	(699.1)	(153.2)	(8.3)
State and local	(51.9)	(75.8)	(13.3)	(3.4)
Foreign	(28.1)	(88.4)	(1.1)	(14.0)

	(699.4)	(863.3)	(167.6)	(25.7)

	$(578.8)	$(699.2)	$(176.1)	$125.8

Income tax payments, net of refunds received, of $79 million in 2009 were less than current expense primarily as a result of the increased liability for unrecognized tax benefits. Income tax payments, net of refunds received, of $69 million in 2008 were less than current expense primarily due to the actual receipt of tax refunds related to the successor period from September 25, 2007 through December 31, 2007. Income tax refunds received, net of tax payments, of $108 million in the successor period from September 25, 2007 through December 31, 2007 were more than current benefit primarily due to the actual receipt of tax refunds related to the predecessor period from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006. Income tax payments of $56 million in the predecessor period from January 1, 2007 through September 24, 2007 were less than current expense primarily due to increased tax benefits associated with the exercise of stock options recorded directly to equity resulting in a federal net operating loss carryback for a refund.

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

December 31,	2009	2008
Deferred tax assets related to:
Reserves and other accrued expenses	$337.3	$205.7
Pension obligations	72.7	36.2
Employee related liabilities	57.1	42.3
Deferred revenues	9.1	2.9
Unrealized securities and hedging (gain)/loss	163.1	215.6
Net operating losses and tax credit carryforwards	547.5	303.4
U.S. foreign tax credits on undistributed earnings	186.8	140.4
Foreign exchange (gain)/loss	34.8	23.1

Total deferred tax assets	1,408.4	969.6
Valuation allowance	(110.6)	(83.2)

Realizable deferred tax assets	1,297.8	886.4

Deferred tax liabilities related to:
Property, equipment and intangibles	(2,052.2)	(2,061.0)
Investment in affiliates and other	(328.6)	(192.2)
U.S. tax on foreign undistributed earnings	(138.9)	(137.1)

Total deferred tax liabilities	(2,519.7)	(2,390.3)

Net deferred tax liabilities	$(1,221.9)	$(1,503.9)

The Company’s deferred tax assets and liabilities were included in the Consolidated Balance Sheets as follows (in millions):

	Successor
December 31,	2009	2008
Current deferred tax assets	$121.2	$133.3
Long-term deferred tax assets	3.3	11.0
Long-term deferred tax liabilities	(1,346.4)	(1,648.2)

Net deferred tax liabilities	$(1,221.9)	$(1,503.9)

Included in the changes from December 31, 2008 to December 31, 2009 in the deferred tax balances above are deferred tax assets and liabilities for differences between the assigned fair market values and the tax bases of the assets and liabilities recognized in purchase business combinations related to BAMS and CPS.

As of December 31, 2009, the Company had recorded a valuation allowance of $110.6 million against federal, state and foreign net operating losses. The increase to the valuation allowance in 2009 was primarily due to current year state and foreign net operating losses which may not be utilized within the statute of limitations.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2009, the Company had aggregate federal net operating loss carryforwards of approximately $1,130 million. If not utilized, these carryforwards will expire in years 2015 through 2029.

As of December 31, 2009, the Company had aggregate foreign net operating loss carryforwards of approximately $231 million. Foreign net operating loss carryforwards of $149 million, if not utilized, will expire in years 2010 through 2019. The remaining foreign net operating loss carryforwards of $82 million have an indefinite life.

As of December 31, 2009, the Company had aggregate state net operating loss carryforwards of approximately $2,302 million. If not utilized, these carryforwards will expire in years 2010 through 2029.

As of December 31, 2009, the Company had foreign tax credit carryforwards of approximately $54 million. If not utilized, these carryforwards will expire in years 2017 through 2019.

A reconciliation of the unrecognized tax benefits for the predecessor period from January 1, 2007 through September 24, 2007, the successor period from September 25, 2007 through December 31, 2007, the year ended December 31, 2008 and the year ended December 31, 2009 is as follows (in millions):

Predecessor:
Balance as of January 1, 2007	$303.5
Increases for tax positions of prior years	28.6
Increases for tax positions related to the current period	7.8
Decreases due to the lapse of applicable statute of limitations	(30.9)

Balance as of September 24, 2007	309.0

Successor:
Increases for tax positions of prior years	5.4
Increases for tax positions related to the current period	58.4
Decreases for cash settlements with taxing authorities	(0.6)
Decreases due to the lapse of applicable statute of limitations	(4.1)

Balance as of December 31, 2007	368.1
Increases for tax positions of prior years	23.1
Decreases for tax positions of prior years	(11.6)
Increases for tax positions related to the current period	4.9
Decreases for cash settlements with taxing authorities	(3.3)
Decreases due to the lapse of applicable statute of limitations	(9.7)

Balance as of December 31, 2008	371.5
Increases for tax positions of prior years	21.6
Decreases for tax positions of prior years	(5.2)
Increases for tax positions related to the current period	35.4
Decreases for cash settlements with taxing authorities	(2.9)
Decreases due to the lapse of applicable statute of limitations	(5.4)

Balance as of December 31, 2009	$415.0

Most of the unrecognized tax benefits are included in the “Other long-term liabilities” line of the Consolidated Balance Sheets, net of the federal benefit on state income taxes (approximately $26 million at December 31, 2009). However, those unrecognized tax benefits that affect the federal consolidated tax years

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ending December 31, 2008 and December 31, 2009 are included in the “Long-term deferred tax liabilities” line of the Consolidated Balance Sheets, as these items reduce the Company’s net operating loss and credit carryforwards from those periods. The unrecognized tax benefits at December 31, 2009 included approximately $217 million of tax positions that, if recognized, would affect the effective tax rate.

During the year ended December 31, 2009, the Company’s liability for unrecognized tax benefits was reduced by $5 million after negotiating settlements with certain state jurisdictions. The reduction in the liability was recorded through cash payments and a decrease to tax expense.

During the year ended December 31, 2008, the Company’s liability for unrecognized tax benefits was reduced by $11 million after negotiating settlements with certain state jurisdictions. The reduction in the liability was recorded through cash payments and a decrease to goodwill.

In September 2007, the Company’s statute of limitations expired for certain state and federal positions without adjustment, resulting in the Company’s unrecognized tax benefits decreasing by approximately $31 million, of which $1 million was recognized as a decrease to income tax expense of the predecessor period and the remaining $30 million as a decrease to goodwill. The $31 million decrease was comprised of $4 million of federal and $27 million of state tax positions. The Company increased unrecognized tax benefits in the third quarter of 2007 for uncertainty regarding a federal tax receivable in the amount of approximately $8 million, which increased tax expense. Additional state statutes expired in October 2007 decreasing the Company’s unrecognized tax benefits by approximately $4 million, which decreased goodwill.

The Company recognizes interest and penalties related to unrecognized tax benefits in the “Income tax (benefit) expense” line item of the Consolidated Statements of Operations. Included in the “Income tax (benefit) expense” line for the year ended December 31, 2009 was approximately $18 million of accrued interest expense (net of related tax benefits). Included for the year ended December 31, 2008, the successor period from September 25, 2007 through December 31, 2007 and the predecessor period from January 1, 2007 through September 24, 2007 were approximately $15 million, $4 million and $6 million, respectively, of accrued interest expense (net of related tax benefits). The Company had approximately $70 million of interest and penalties (net of related tax benefits) accrued at December 31, 2009 which were not included in the period ending balance of $415.0 million of unrecognized tax benefits. Accrued interest and penalties are included in the “Other long-term liabilities” line of the Consolidated Balance Sheets. The related tax benefits of the accrued interest are included in the “Long-term deferred tax liabilities” line of the Consolidated Balance Sheets.

As of December 31, 2009, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $49 million within the next twelve months as the result of the possible closure of its 2002 federal tax year, the possible resolutions of specific contested issues in the 2003 and 2004 federal tax years, and the lapse of the statute of limitations in various state jurisdictions. The potential decrease relates to various federal and state tax benefits including research and experimentation credits and certain amortization, loss and stock warrant deductions.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Those tax returns are subject to examination by the Internal Revenue Service (“IRS”) and the relevant state and foreign tax authorities. The tax years under examination and open to examination vary by jurisdiction. As of December 31, 2009, the Company is no longer subject to income tax examination by the IRS for years before 2002. State and local examinations are substantially complete through 1999. Foreign jurisdictions generally remain subject to examination by their respective authorities from 2000 forward, none of which is considered a major jurisdiction.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The IRS completed its examination of the U.S. federal consolidated income tax returns of the Company for 2003 and 2004 and issued a Notice of Deficiency (the “Notice”) in December 2008. The Notice claims that the Company and its subsidiaries, which included Western Union during the years at issue, owe significant additional taxes, interest and penalties with respect to a variety of adjustments. The Company and Western Union agree with several of the adjustments in the Notice. As to the adjustments that are in dispute, for 2003 such issues represent total taxes and penalties allegedly due of approximately $34 million, of which $11 million relates to the Company and $23 million relates to Western Union, and for 2004 such issues represent total taxes and penalties allegedly due of approximately $94 million, of which $2 million relates to the Company and $92 million relates to Western Union. The Company estimates that the total interest due (pretax) on such amounts for both years is approximately $49 million through December 31, 2009, of which $6 million relates to the Company and $43 million relates to Western Union. As to the disputed issues, the Company and Western Union are contesting the asserted deficiencies in U.S. Tax Court. The Company believes that it has adequately reserved for its disputed issues and final resolution of those issues will not have a material adverse effect on its financial position or results of operations.

Prior to its spin-off, Western Union was part of the FDC consolidated, unitary and combined income tax returns (“combined tax returns”) through the spin-off date of September 29, 2006. Under the Tax Allocation Agreement executed at the time of the spin-off of Western Union, Western Union is responsible for and must indemnify the Company against all taxes, interest and penalties that relate to Western Union for periods prior to the spin-off date, including the amounts asserted in the Notice as described above. If Western Union were to agree to or be finally determined to owe any amounts for such periods but were to default in its indemnification obligation under the Tax Allocation Agreement, the Company as parent of the tax group during such periods generally would be required to pay the amounts to the relevant tax authority, resulting in a potentially material adverse effect on the Company’s financial position and results of operations. Accordingly, as of December 31, 2009, the Company had approximately $137 million of uncertain income tax liabilities recorded related to Western Union for periods prior to the spin-off date. The Company has recorded a corresponding accounts receivable of equal amount from Western Union, which is included as a long-term accounts receivable in the “Other long-term assets” line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities. The uncertain income tax liabilities and corresponding receivable are based on information provided by Western Union regarding its tax contingency reserves for periods prior to the spin-off date. There is no assurance that a Western Union-related issue raised by the IRS or other tax authority will be finally resolved at a cost not in excess of the amount reserved and reflected in the Company’s uncertain income tax liabilities and corresponding receivable from Western Union. The Western Union contingent liability is in addition to the FDC liability for unrecognized tax benefits discussed above.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9: Borrowings

Borrowings consisted of the following at December 31, 2009 and December 31, 2008:

(in millions)	December 31, 2009	December 31, 2008
Short-term borrowings:
Senior secured revolving credit facility	—	$18.0
Other short-term borrowings	$109.2	295.0

Total short-term borrowings	109.2	313.0

Current portion of long-term borrowings:
3.90% Notes due 2009	—	10.3
4.50% Notes due 2010	12.8	—
Senior secured term loan facility due 2014	129.2	128.9
Capital lease obligations	53.7	45.1

Total current portion of long-term borrowings	195.7	184.3

Long-term borrowings:
4.50% Notes due 2010	—	12.1
5.625% Notes due 2011	30.0	28.6
4.70% Notes due 2013	12.7	12.0
4.85% Notes due 2014	3.0	2.8
4.95% Notes due 2015	7.5	7.1
9.875% Senior notes due 2015	3,750.0	3,750.0
10.55% Senior PIK notes due 2015 (a)	3,347.9	3,014.9
11.25% Senior subordinated notes due 2016	2,500.0	2,500.0
Senior secured term loan facility due 2014	12,498.5	12,603.4
Capital lease obligations	155.3	144.3

Total long-term borrowings	22,304.9	22,075.2

Total borrowings	$22,609.8	$22,572.5

(a)	Payment In-Kind (“PIK”)

Senior secured revolving credit facility

The Company has a senior secured revolving credit facility that currently has commitments from nondefaulting financial institutions to provide $1,769.4 million of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit (of which $39.6 million and $39.7 million of letters of credit were issued under the facility as of December 31, 2009 and December 31, 2008, respectively). As of December 31, 2009, $1,729.8 million remained available under the revolving credit facility after considering the letters of credit issued under it.

Interest is payable at a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus an applicable margin or (b) the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 0.50%, plus an applicable margin. The weighted-average interest rates were 4.8% and 6.2% as of December 31, 2009 and 2008, respectively. The commitment fee rate for the unused portion of this facility is 0.50% per year. The revolving credit facility has a term through the third quarter of 2013.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other short-term borrowings

The Company had approximately $564 million and $656 million available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity, as of December 31, 2009 and December 31, 2008, respectively. Certain of these arrangements are uncommitted (approximately $184 million and $273 million, respectively) but, as of the periods presented, the Company had some borrowings outstanding against them. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the euro, Australian dollar and Polish zloty. The weighted average interest rates associated with these arrangements were 3.3% and 4.2% as of December 31, 2009 and 2008, respectively. Commitment fees for the committed lines of credit range from 0.1% to 2.0%.

Long-term debt repurchases and principal repayments

In 2009, the Company paid off its 3.90% Note due in 2009 for $10.7 million.

In December 2008, the Company repurchased debt as follows:

(in millions)	Principal Amount Repurchased
3.90% Notes due 2009	$4.6
4.50% Notes due 2010	8.3
5.625% Notes due 2011	9.1
4.70% Notes due 2013	3.9
4.85% Notes due 2014	2.9
4.95% Notes due 2015	1.2

$30.0

In 2008, the Company recognized a $7.0 million gain in connection with the debt repurchase. Also during 2008, the Company paid off its medium-term note due in 2008 for $13.6 million and its 3.375% Note for $68.1 million also due in 2008.

The gains and losses resulting from the debt repurchases were included in the “Other income (expense)” line of the Consolidated Statements of Operations.

Senior secured term loan facility

In connection with the merger in 2007, the Company entered into a $13.0 billion senior secured term loan facility with a term of seven years. At the merger date, the Company drew $11,775 million in the form of a U.S. dollar denominated loan and $1,000 million in the form of a euro denominated loan (709.2 million euro). The remaining $225 million was available in the form of a delayed draw term loan facility which expired in December 2008. Interest is payable based upon LIBOR plus an applicable margin.

As of December 31, 2009, the Company had interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $4.5 billion of the approximate $12.6 billion variable rate senior secured term loan. The Company had additional interest rate swaps with notional amounts totaling $3 billion that ceased to qualify for hedge accounting during the first and second quarters of 2009. The Company also had basis rate swaps that modify the variable rates on $4.0 billion of the $7.5 billion interest rate swaps and that lower the

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fixed interest rates on those interest rate swaps. The basis swaps pay interest at rates equal to three-month-LIBOR and receive interest at rates equal to one-month-LIBOR plus a fixed spread. An additional basis swap with a notional amount of $2.0 billion expired on June 24, 2009 and all other basis swaps with a combined notional amount of $4.0 billion expire on September 24, 2010. The Company pays interest on its senior secured term loan facility based on the one-month-LIBOR interest rate index to match the terms of the basis swaps. Ineffectiveness associated with these hedges is recognized immediately in the Consolidated Statements of Operations. The net fixed rates on all of the interest rate swaps associated with the senior secured term loan facility range from 3.779% to 5.2165%.

The terms of the Company’s senior secured term loan facility require the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. During the years ended December 31, 2009 and December 31, 2008, the Company paid $129.0 million and $128.4 million, respectively, of principal payments on the senior secured term loan facility in accordance with this provision ($119.0 million and $117.7 million, respectively, related to the U.S. dollar denominated loan and $10.0 million and $10.7 million, respectively, related to the euro denominated loan). The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by the Company. All obligations under the senior secured loan facility are fully and unconditionally guaranteed by substantially all domestic, wholly-owned subsidiaries of the Company, subject to certain exceptions.

9.875% Senior notes due 2015 and 10.55% Senior PIK (Payment In-Kind) notes

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

In October 2007, $2.2 billion of the senior unsecured cash-pay term loan facility was repaid upon issuance of the 9.875% senior notes due 2015. Interest is payable on the notes March 31 and September 30 of each year. On September 17, 2008, the Company launched a registered exchange offer to exchange the $2.2 billion aggregate principal amount of its 9.875% senior notes due 2015 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. Substantially all of the notes were exchanged effective October 21, 2008. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

In accordance with the terms of the amended senior unsecured term loan facility and in September 2008, the Company exchanged substantially all of the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 as well as all of its 10.55% senior unsecured PIK term loan bridge loans due 2015 for senior notes and senior PIK notes, respectively, in each case having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 10, 2009, the Company launched a registered exchange offer to exchange aggregate principal amounts of $3.2 billion of its 10.55% senior PIK notes and $1.6 billion of its 9.875% senior notes (which constituted all such notes outstanding at that date) for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. Substantially all of the notes were exchanged effective September 9, 2009. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

The terms of the Company’s senior PIK notes require that interest on these notes up to and including September 30, 2011 be paid entirely by increasing the principal amount of the outstanding notes or by issuing senior PIK notes. Beginning October 1, 2011, interest will be payable in cash and the first such payment will be in March 2012. During the years ended December 31, 2009 and December 31, 2008, the Company increased the principal amount of these notes by $333.0 million and $197.4 million, respectively, in accordance with this provision.

The senior notes and senior PIK notes are unsecured and (i) rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness, (ii) rank equally in right of payment to all of the existing and future senior indebtedness, (iii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iv) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes. All obligations under the senior notes and senior PIK notes are fully and unconditionally guaranteed by substantially all domestic, wholly-owned subsidiaries of the Company, subject to certain exceptions.

11.25% Senior subordinated notes

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

In accordance with the terms of the amended senior subordinated unsecured term loan facility and in September 2008, the Company exchanged all of its 11.25% senior subordinated unsecured term loan bridge loans due 2016 for senior subordinated notes having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

On August 10, 2009, the Company launched a registered exchange offer to exchange aggregate principal amounts of $2.5 billion of its 11.25% senior subordinated notes (which constituted all such notes outstanding at the date) for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. Substantially all of the notes were exchanged effective September 9, 2009. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

The senior subordinated notes are unsecured and (i) rank equally in right of payment with all of the existing and future senior subordinated debt, (ii) rank senior in right of payment to all future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior subordinated notes, (iii) are

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iv) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior subordinated notes. All obligations under the senior subordinated notes are fully and unconditionally guaranteed by substantially all domestic, wholly-owned subsidiaries of the Company, subject to certain exceptions.

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

All obligations under the senior notes and senior subordinated notes are similarly guaranteed on a subordinated basis in accordance with their terms by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured term loan facility noted above. The Company is in compliance with all applicable covenants.

Maturities

Aggregate annual maturities of long-term debt are $207.0 million in 2011, $145.7 million in 2012, $149.0 million in 2013, $12,119.2 million in 2014 and $9,684.0 million in all periods thereafter.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10: Supplemental Financial Information

Supplemental Statements of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Successor			Predecessor
(in millions)	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
Investment gains and (losses)	$3.0	$21.1	$0.9	$(2.0)
Derivative financial instruments losses	(67.4)	(12.9)	(33.3)	(0.6)
Divestitures, net	(12.9)	(8.5)	0.2	6.1
Debt repayment gains and (losses)	—	7.0	(17.2)	1.4
Non-operating foreign currency gains and (losses)	10.5	(21.1)	(24.6)	—
Other	5.5	—	—	—

Other income (expense)	$(61.3)	$(14.4)	$(74.0)	$4.9

Net income from continuing operations attributable to First Data Corporation for the predecessor 2007 period totaled $464.4 million. Net loss from discontinued operations attributable to First Data Corporation for the predecessor 2007 period totaled $3.6 million.

Supplemental Balance Sheet Information

	Successor
December 31,	2009	2008
(in millions)
Current assets:
Accounts receivable:
Customers	$2,276.0	$2,236.4
Due from unconsolidated merchant alliances	143.1	352.0
Interest and other receivables	51.3	65.4

	2,470.4	2,653.8
Less allowance for doubtful accounts	(14.9)	(16.6)

	$2,455.5	$2,637.2

Other current assets:
Prepaid expenses	$122.1	$143.6
Inventory	131.8	124.8
Deferred and other income tax assets	133.0	135.1
Other	11.9	16.3

	$398.8	$419.8

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor
December 31,	2009	2008
(in millions)
Property and equipment:
Land	$92.6	$112.8
Buildings	403.5	399.5
Leasehold improvements	44.6	35.1
Equipment and furniture	812.8	732.7
Equipment under capital lease	161.6	68.8

	1,515.1	1,348.9
Less accumulated depreciation	(463.7)	(261.1)

	$1,051.4	$1,087.8

Other long-term assets:
Accounts receivable, net of allowance for doubtful accounts of $7.6 (2009) and $7.2 (2008)	$352.6	$366.0
Investments	25.6	27.5
Regulatory and escrowed cash	28.8	6.8
Derivative financial instruments	1.2	11.7
Deferred financing costs (net of amortization)	411.2	490.2
Deferred income tax assets	3.3	11.0
Other	22.0	24.9

	$844.7	$938.1

Other current liabilities:
Accrued expenses	$931.3	$829.3
Compensation and benefit liabilities	182.3	246.5
Income taxes payable	13.9	20.8
Due to unconsolidated merchant alliances	97.4	83.7
Other	330.0	233.3

	$1,554.9	$1,413.6

Other long-term liabilities:
Pension obligations	$143.1	$71.5
Derivative financial instruments	465.0	595.6
Income taxes payable	586.7	510.2
Other	107.1	95.1

	$1,301.9	$1,272.4

Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows:

	Successor			Predecessor
(in millions)	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
Income tax payments (refunds), net	$79.0	$69.0	$(108.0)	$56.0
Interest paid	1,412.2	1,424.7	480.0	90.5

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant non-cash transactions

On June 26, 2009, the Company entered into the BAMS alliance with BofA and Rockmount as discussed in Note 4. The Company’s and BofA’s direct contributions to the alliance consisted of non-cash assets and liabilities.

During 2009, 2008 and the 2007 successor period, the principal amount of the Company’s senior PIK notes increased by $333.0 million, $197.4 million and $67.5 million, respectively, resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on the PIK term loan facility will be required to be paid in cash and the first such payment will be due in March 2012.

During the years ended December 31, 2009 and 2008, the Company entered into capital leases totaling approximately $105 million and $89 million, respectively. Capital leases into which the Company entered during the successor and predecessor periods in 2007 were immaterial.

On September 17, 2008, the Company launched a registered exchange offer to exchange the $2.2 billion aggregate principal amount of its 9.875% senior notes due 2015 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. Substantially all of the notes were exchanged effective October 21, 2008. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

In accordance with the terms of the amended senior unsecured term loan and senior subordinated unsecured term loan facilities and in September 2008, the Company exchanged substantially all of the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 as well as all of its 10.55% senior unsecured PIK term loan bridge loans due 2015 and 11.25% senior subordinated unsecured term loan bridge loans due 2016 for senior notes, senior PIK notes and senior subordinated notes, respectively, in each case having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly. In March 2009, the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 that was not previously exchanged was exchanged for senior notes identical to those described above. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

On August 10, 2009, the Company launched a registered exchange offer to exchange aggregate principal amounts of $3.2 billion of its 10.55% senior PIK notes, $2.5 billion of its 11.25% senior subordinated notes and $1.6 billion of its 9.875% senior notes (which constituted all such notes outstanding at that date) for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. Substantially all of the notes were exchanged effective September 9, 2009. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance, CPS, which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the alliance, including domestic merchant contracts, an equity investment in Merchant Link, a full-service ISO and Agent Bank unit, and a portion of the employees. The receipt of the Company’s proportionate share of CPS was accounted for as a business combination and was a non-cash transaction.

Refer to Note 14 for information concerning the Company’s stock-based compensation plans.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Related Party Transactions

Merchant Alliances

A substantial portion of the Company’s business within the Retail and Alliance Services and International segments is conducted through merchant alliances. Merchant alliances are alliances between the Company and financial institutions. If the Company has majority ownership and management control over an alliance, then the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated upon consolidation. If the Company does not have a controlling ownership interest in an alliance, it uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing fees charged to alliances accounted for under the equity method. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank contract a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance.

The Company negotiated all agreements with the alliance banks. Therefore, all transactions between the Company and its alliances were conducted at arm’s length; nevertheless, accounting guidance defines a transaction between the Company and an entity for which investments are accounted for under the equity method by the Company as a related party transaction requiring separate disclosure in the financial statements provided by the Company. Accordingly, the revenue associated with these related party transactions are presented on the face of the Consolidated Statements of Operations.

Management Agreement

On September 24, 2007 and in connection with the merger, First Data entered into a management agreement with affiliates of KKR (the “Management Agreement”) pursuant to which KKR will provide management, consulting, financial and other advisory services to the Company. Pursuant to the Management Agreement, KKR receives an aggregate annual base management fee of $20 million, which amount increases 5% annually, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement provides that KKR is entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, merger combination and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. The Management Agreement terminates automatically upon the consummation of an initial public offering and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. During 2009, 2008 and the successor 2007 period, the Company incurred $21.3 million, $20.4 million and $5.3 million, respectively, of management fees. In addition, pursuant to the Management Agreement, the Company paid KKR transaction fees of $260 million in 2007 for certain services provided in connection with the merger and related transactions.

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

On January 31, 2006, First Data Merchant Services Corporation (“FDMS”), a wholly owned subsidiary of the Company, entered into a four year, eight month sublease agreement with The Labry Companies, Inc. for approximately 3,600 square feet of office space in Memphis, Tennessee, including furniture, fixtures and equipment, on customary terms. During 2008 and 2007, the Company paid approximately $71,000 and $170,846, respectively, to The Labry Companies, Inc. under the sublease. On June 1, 2008, FDMS terminated the sublease agreement and paid a fee to The Labry Companies of approximately $220,000 pursuant to the sublease agreement. First Data Merchant Services Corporation entered into a direct lease agreement with the landlord for additional space and a longer term as of June 1, 2008. The Labry Companies, Inc. will retain the furniture, fixtures and equipment following the expiration or termination of the lease, or upon Mr. Labry’s separation from the Company.

The Company has engaged in a transaction associated with Plane Fish, LLC, of which Mr. Labry, an executive officer of the Company, is the sole member. Plane Fish, LLC owned an aircraft which it leased to a charter company. The charter company made the aircraft available to its customers, including the Company, which used the aircraft solely in connection with business-related travel by Mr. Labry and other company employees. On March 17, 2008, a third party leasing company acquired the aircraft from Plane Fish, LLC for $8.5 million and the Company now leases the plane from the third party leasing company through a capital lease. The Company negotiated the $8.5 million purchase price with Plane Fish, LLC and arranged for the third party leasing company to purchase the aircraft with the Company’s commitment to lease the aircraft. The Company also reimbursed Plane Fish, LLC for $589,282 of additional expense incurred in operating the aircraft from September 24, 2007 until the date of purchase that previously had not been reimbursed. In 2008 and 2007, the Company incurred $290,704 and $1,029,999, respectively, in expenses to the charter company for the charter of the aircraft.

Note 12: Commitments and Contingencies

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options and escalation provisions. Total rent expense for operating leases was $80.5 million for 2009, $77.2 million for 2008, $24.8 million for the successor period from September 25, 2007 through December 31, 2007 and $64.6 million for the predecessor period from January 1, 2007 through September 24, 2007.

Future minimum aggregate rental commitments at December 31, 2009 under all noncancelable operating leases, net of sublease income, were $229.8 million and are due in the following years $62.1 million for 2010, $44.9 million for 2011, $30.0 million for 2012, $22.6 million for 2013, $14.0 million for 2014 and $56.2 million thereafter. The sublease income is earned from leased space which FDC concurrently subleases to third parties with comparable time periods. Certain future lease rental income exceeds lease payments and was excluded from the rental commitment amounts above. At December 31, 2009, these amounts totaled $0.7 million in FDC obligations. In addition, the Company has certain guarantees imbedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company believes the fair value of such guarantees is insignificant due to the likelihood and extent of the potential changes.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has $39.7 million in outstanding letters of credit at December 31, 2009, all of which expire prior to February 20, 2011 with a one-year renewal option ($39.6 million of these letters of credit were issued under the Company’s senior secured revolving credit facility). The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. The Company expects to renew most of the letters of credit prior to expiration.

On July 2, 2004, a class action complaint was filed against the Company, its subsidiary Concord EFS, Inc., and various financial institutions. Plaintiffs claim that the defendants violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgment, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Five similar suits were filed and served in July, August and October 2004 (referred to collectively as the “ATM Fee Antitrust Litigation”). On August 3, 2007, Concord filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. On March 24, 2008, the Court entered an order granting the defendants’ motions for partial summary judgment, finding that the claims raised in this case would need to be addressed under a “Rule of Reason” analysis. On February 2, 2009, the Plaintiffs filed a Second Amended Complaint and on April 6, 2009, the defendants filed a Motion to Dismiss the Second Amended Complaint. On September 4, 2009, the Court entered an order dismissing the Second Amended Complaint and, on October 16, 2009, the Plaintiffs filed a Third Amended Complaint. The defendants filed a motion to dismiss the Third Amended Complaint on November 13, 2009. The Company believes the complaints are without merit and intends to vigorously defend them.

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Note 13: First Data Corporation Stockholders’ Equity and Redeemable Noncontrolling Interests

Dividends

The Company’s senior secured revolving credit facility, senior secured term loan facility, senior notes, senior PIK notes, and senior subordinated notes contain restrictions on the Company’s ability to pay dividends. The restrictions are subject to numerous qualifications and exceptions, including an exception that allows the Company to pay a dividend to repurchase, under certain circumstances, the equity of Parent held by employees, officers and directors that were obtained in connection with the stock compensation plans. The Company paid cash dividends to its parent totaling $1.8 million during 2008. Cash dividends of $45.3 million were declared for the predecessor period from January 1, 2007 through September 24, 2007. No dividends were paid in 2009.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of OCI are as follows (in millions):

Successor	Beginning Balance	Cumulative Effect Adjustment Net of Tax	Pretax Gain (Loss) Amount	Tax (Benefit) Expense	Net-of- Tax Amount	Ending Balance
December 31, 2009
Unrealized gains (losses) on securities	$(11.2)	$(27.1)	$17.2	$6.3	$10.9	$(27.4)
Unrealized gains (losses) on hedging activities	(352.3)	—	172.5	62.3	110.2	(242.1)
Foreign currency translation adjustment	(542.5)	—	209.2	(14.5)	223.7	(318.8)
Pension liability adjustment	(28.9)	—	(101.1)	(36.6)	(64.5)	(93.4)

	$(934.9)	$(27.1)	$297.8	$17.5	$280.3	$(681.7)

December 31, 2008
Unrealized gains (losses) on securities	$—	$—	$(17.7)	$(6.5)	$(11.2)	$(11.2)
Unrealized gains (losses) on hedging activities	(109.1)	—	(387.3)	(144.1)	(243.2)	(352.3)
Foreign currency translation adjustment	14.0	—	(584.4)	(27.9)	(556.5)	(542.5)
Minimum pension liability adjustment	1.6	—	(47.6)	(17.1)	(30.5)	(28.9)

	$(93.5)	$—	$(1,037.0)	$(195.6)	$(841.4)	$(934.9)

September 25, 2007 through December 31, 2007
Unrealized gains (losses) on hedging activities	$—	$—	$(174.0)	$(64.9)	$(109.1)	$(109.1)
Foreign currency translation adjustment	—	—	25.8	11.8	14.0	14.0
Minimum pension liability adjustment	—	—	2.5	0.9	1.6	1.6

	$—	$—	$(145.7)	$(52.2)	$(93.5)	$(93.5)

Predecessor	Beginning Balance	Cumulative Effect Adjustment	Pretax Gain (Loss) Amount	Tax (Benefit) Expense	Net-of- Tax Amount	Ending Balance
January 1, 2007 through September 24, 2007
Unrealized gains (losses) on securities	$18.1	$—	$(29.0)	$(10.8)	$(18.2)	$(0.1)
Unrealized gains (losses) on hedging activities	(4.4)	—	0.9	0.5	0.4	(4.0)
Foreign currency translation adjustment	79.2	—	96.0	(27.1)	123.1	202.3
Minimum pension liability adjustment	(63.5)	—	—	—	—	(63.5)
Adjustment to initially apply new accounting guidance	(46.3)	—	—	—	—	(46.3)

	$(16.9)	$—	$67.9	$(37.4)	$105.3	$88.4

The Company recognized a cumulative effect adjustment of $43.3 million pretax ($27.1 million net of tax) in unrealized losses on securities and a corresponding increase in retained earnings. The cumulative effect adjustment was equal to the amount of an other-than-temporary-impairment previously recorded in the Statement of Operations less the three percent credit loss for NextStudent.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The successor period beginning balance of OCI was zero due to the previous balance being eliminated in purchase accounting for the merger.

Other First Data Corporation Stockholders’ Equity Transactions

In 2007, the Company accelerated vesting of all outstanding stock options, restricted stock awards and restricted stock units as a result of the merger transaction. For information regarding stock compensation plans refer to Note 14 and for information regarding the merger refer to Note 2.

In accordance with the stock repurchase programs authorized by the Board of Directors, the Company purchased 11.2 million shares of treasury stock related to employee benefit plans for $335.3 million in the predecessor period from January 1, 2007 through September 24, 2007.

The difference between the cost of shares repurchased and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements. Following the September 24, 2007 merger transaction, the Company terminated the registration of all equity securities and no longer makes repurchases.

The following table presents the effects of changes in FDC’s ownership interest in its BAMS alliance on FDC’s equity:

Year ended December 31, 2009
Net loss attributable to FDC	$(1,086.4)
Transfers from noncontrolling interest:
Increase in FDC’s paid-in capital for gain recognized on formation on BAMS, net of tax	20.8

Transfers from noncontrolling interest	20.8

Change in net loss attributable to FDC and transfers from noncontrolling interest	$(1,065.6)

Common Stock Warrants

In connection with a service agreement executed in 2003, the Company issued a warrant to purchase shares of FDC common stock. After adjustment for the Company’s spin-off of Western Union, the warrant provided for the purchase of 353,396 shares at a price of $28.30 per share. In conjunction with the merger in 2007, the warrant was exercised.

Redeemable Noncontrolling Interests

In connection with the formation of the BAMS alliance, Rockmount may, at the sole option of the third-party owning a controlling interest in Rockmount, require that BAMS redeem Rockmount’s interest in BAMS. This option is available during a specified period of time after each of the fourth quarter of 2009 and the first and second quarters of 2010, and upon certain conditions, additional periods thereafter. Rockmount did not exercise their option after the fourth quarter 2009. Rockmount’s interest would be redeemed by BAMS for an amount of cash based on Rockmount’s capital account balance in BAMS immediately prior to the redemption subject to an additional adjustment to be paid or received by the Company and BofA based on the level of BAMS revenues for the trailing 12 month period ending at the end of the fiscal quarter immediately prior to the exercise or extension of the option. Since Rockmount has the ability to put its interests to BAMS (a consolidated subsidiary of the Company), the Company has classified the 3% non-voting interest attributable to the third-party investor as

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable noncontrolling interest in the Consolidated Balance Sheet rather than as Equity. The 2% non-voting interest attributable to the Company is included with the Company’s direct voting interest in balances attributable to the Company in the Consolidated Financial Statements.

The following table presents a summary of the redeemable noncontrolling interests activity in 2009 (in millions):

Balance at December 31, 2008	$—
Contributions	193.0
Share of income	3.7
Adjustment to redemption value of redeemable noncontrolling interests	30.2

Balance at December 31, 2009	$226.9

Note 14: Stock Compensation Plans

Successor Equity Plans

On October 26, 2007, Holdings established a stock incentive plan for certain management employees of FDC and its affiliates (“stock plan”). This stock plan is at the Holdings level which owns 100% of FDC’s equity interests. The stock plan provides the opportunity for certain management employees to purchase shares in Holdings and then receive a number of options or restricted stock based on a multiple of their investment in such shares, the plan also allows for the Company to award shares and options to certain management employees. The employees that choose to invest enter into a management stockholders’ agreement. Principal terms of the management stockholders’ agreement include restrictions on transfers, lock ups, right of first refusal, registration rights, and a confidentiality, non-solicitation and non-compete covenant. The expense associated with this plan is recorded by FDC. The number of shares authorized under the stock plan is 119.5 million, 83 million of which are authorized for options.

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

Additionally, Holdings has the right to repurchase stock and options upon termination of employment for any reason. These call rights expire on the earliest of 180 days after the termination event, a change in control, or September 24, 2012. However, if the fair market value of the stock is below $5 on the date of a call event, the call rights extend until 180 days following the date on which the fair market value of the stock reaches $5. Depending on the cause of termination, Holdings has the right to repurchase shares at either the fair market value at the time of repurchase or the lesser of fair market value or the original price paid by the employee to purchase the shares. Holdings may repurchase vested options at their intrinsic value at the time of repurchase. During 2009 and 2008, Holdings paid $4.5 million and $3.8 million, respectively, to repurchase shares from employees that terminated employment with the Company.

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $19.2 million pretax and $16.6 million pretax for the years ended December 31, 2009 and December 31, 2008, respectively. Stock-based compensation expense is recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations. As of December 31, 2009, there was approximately $56 million of total

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options and restricted stock which is expected to be recognized over a weighted-average period of 3.5 years.

On July 1, 2008, FDC and its parent, Holdings, purchased the remaining 18.2% and 13.6% of the outstanding equity of Money Network, respectively, not already owned by the Company. The consideration paid by Holdings consisted of 6 million shares of its common stock. Due to certain repurchase features associated with the Holdings shares so issued, FDC recognized $2.4 million in stock compensation expense (included in total stock based compensation expense noted above) in the year ended December 31, 2008. In the year ended December 31, 2009, FDC recognized $1.9 million in stock compensation expense, and expects to recognize an additional $1.7 million, net of estimated forfeitures, on a straight line basis through December 31, 2010. FDC subsequently purchased Holdings’ interest in Money Network for an amount equivalent to the value of the shares issued by Holdings as purchase consideration (excess of value of shares issued by Holdings over the stock compensation expense to be recognized).

In 2008, the Board of Directors approved a deferred compensation plan for non-employee directors that allows each of these directors to defer their annual compensation. The plan is unfunded. For purposes of determining the investment return on the deferred compensation, each director’s account will be treated as if credited with a number of shares of Holdings stock determined by dividing the deferred amount by the first fair value of the stock approved during the year. The account balance will be paid in cash upon termination of Board service, certain liquidity events or other certain events at the fair value of the stock at the time of settlement. Due to the cash settlement provisions, the account balances were recorded as a liability and are adjusted to fair value quarterly. At December 31, 2009 the balance of this liability was $0.2 million. At December 31, 2008 the deferral applied only to compensation for the second half of the year and the balance was immaterial.

Stock Options

During the years ended December 31, 2009 and 2008, time options and performance options were granted under the stock plan. During the successor period from September 25, 2007 through December 31, 2007, no options were granted. Generally, time options and performance options were granted equally based on a multiple of the employee’s investment in shares of Holdings and have a contractual term of 10 years, however, in 2009 primarily time options were granted. Time options vest equally over approximately a five-year period from the date of issuance and performance options vest based upon Company EBITDA targets following the five years after grant date. These EBITDA targets have both annual and cumulative components. The Company is not recognizing and will not recognize expense related to the performance options unless or until attainment of applicable targets is judged to be probable. The options also have certain accelerated vesting provisions upon a change in control, an initial public offering, and certain termination events.

The fair value of Holdings stock options granted for the years ended December 31, 2009 and 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31, 2009	Year ended December 31, 2008
Risk-free interest rate	3.21%	3.39%
Dividend yield	—	—
Volatility	53.58%	55.53%
Expected term (in years)	7	7
Fair value of stock	$3	$5
Fair value of options	$2	$3

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair value of stock—The fair value of the stock was $3 per share as of December 31, 2009. The Company relied in part upon a third party valuation firm in determining the fair value of Holdings stock. All key assumptions and valuations were determined by and are the responsibility of management.

A summary of Holdings stock option activity for the year ended December 31, 2009 is as follows (options in millions):

	2009
	Options	Weighted- Average Exercise Price	Remaining Contractual Term
Outstanding at January 1	59.1	$5
Granted	14.0	$3
Exercised	—
Cancelled / Forfeited	(6.0)	$5

Outstanding at December 31	67.1	$5	8 years

Options exercisable at December 31	13.0	$5	8 years
Options outstanding at December 31 expected to vest (a)	23.8	$4	8 years

(a)	Excludes performance stock options that did not vest and cannot be concluded to be probable of vesting in the future due to not meeting performance targets as noted above.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during 2009 and 2008. Grants were made as incentive awards. During the successor period from September 25, 2007 through December 31, 2007, no restricted stock awards or units were granted. Most restricted stock awards and units will vest on September 24, 2012. The restricted stock awards and units also have certain accelerated vesting provisions upon a change in control, an initial public offering, and certain termination events.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of Holdings restricted stock award and restricted stock unit activity for the year ended December 31, 2009 is as follows (awards/units in millions):

	2009 Awards/Units	Weighted- Average Grant-Date Fair Value
Non-vested at January 1	1.7	$5
Granted	0.2	$3
Cancelled / Forfeited	(0.4)	$5

Non-vested at December 31	1.5	$5

Predecessor Equity Plans

The following table sets forth total stock-based compensation expense recognized in the noted line items of the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards, non-vested restricted stock units as well as the employee stock purchase plan (“ESPP”) (in millions):

Predecessor
Period from January 1 through September 24, 2007
Income before income taxes, equity earnings in affiliates and discontinued operations	$(247.4)
Income tax benefit	92.3

Net income from continuing operations	$(155.1)

The above table includes expense of $73.9 million in the predecessor period from January 1, 2007 through September 24, 2007, net of tax, resulting from restricted stock awards and restricted stock units. Included in the predecessor period in 2007 is $175.9 million of stock-based compensation expense due to the accelerated vesting of stock options, restricted stock awards and restricted stock units as the result of change in control provisions upon closing of the merger. There was no stock-based compensation capitalized during the predecessor period from January 1, 2007 through September 24, 2007. Stock-based compensation expense was recognized in the “Cost of services” and “Selling, general and administrative” line items of the Consolidated Statements of Operations.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Amounts accumulated for the ESPP through payroll deductions elected by eligible employees were used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter. The fair value of these awards was recognized as compensation expense in the Consolidated Statements of Operations for the period from January 1, 2007 through September 24, 2007 until the discontinuation of the ESPP plan as of June 30, 2007.

The fair value for FDC stock options granted and ESPP rights for the predecessor period from January 1, 2007 through September 24, 2007 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Predecessor
Stock Options
Period from January 1 through September 24, 2007
Risk-free interest rate	4.65%
Dividend yield	0.49%
Volatility	23.4%
Expected term (in years)	5 years
Fair value	$7

Predecessor
ESPP (a)
Period from January 1 through September 24, 2007
Risk-free interest rate	4.75%
Dividend yield	0.47%
Volatility	23.9%
Expected term (in years)	0.25
Fair value	$6

(a)	The ESPP was terminated as of June 30, 2007.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The total intrinsic value of stock options exercised during the predecessor period from January 1, 2007 through September 24, 2007 was $86.2 million (excluding the value of stock options accelerated upon the closing of the merger and then cancelled with a right to receive cash).

The Company received $187.4 million in cash proceeds related to the exercise of stock options and ESPP purchases during the predecessor period from January 1, 2007 through September 24, 2007. In addition, the Company realized total tax benefits from stock option exercises (and in 2007 the right to receive cash upon the accelerated vesting at the time of the merger) of $224.8 million during the predecessor period from January 1, 2007 through September 24, 2007, which were recorded as increases to the “Additional paid-in capital” line item of the Consolidated Balance Sheets.

For the predecessor period from January 1, 2007 through September 24, 2007, the excess tax benefit from stock-based compensation awards of $219.8 million was reflected as a use of cash in cash flows provided by operating activities and a source of cash in cash flows used in financing activities in the Consolidated Statements of Cash Flows. The excess tax benefit from stock-based payment arrangement related to the exercise of stock options and restricted stock held by FDC employees was $13.1 million for the year ended December 31, 2008.

The pool of excess tax benefits available to absorb write-offs of deferred tax assets in subsequent periods was eliminated due to the merger.

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

The total fair value of shares vested (measured as of the date of vesting excluding the impact of accelerated vesting) was $9.8 million during the predecessor period from January 1, 2007 through September 24, 2007.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Employee Benefit Plans

Defined Contribution Plans

FDC maintains defined contribution savings plans covering virtually all of the Company’s U.S. employees and defined contribution pension plans for international employees primarily in the United Kingdom. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, Company matching and discretionary Company contributions.

Prior to the merger, the Company provided non-qualified deferred compensation plans for certain highly compensated employees. The plans provided tax-deferred contributions and matching of Company contributions under the defined contribution plans otherwise limited by the IRS or plan limits. These plans were terminated in October 2007.

The aggregate amounts charged to expense in connection with these plans were $38.3 million in 2009, $35.4 million in 2008, $14.7 million for the successor period from September 25, 2007 through December 31, 2007 and $39.8 million for the predecessor period from January 1, 2007 through September 24, 2007.

Defined Benefit Plans

The Company has a defined benefit pension plan which is frozen and covers certain full-time employees in the U.S. The Company also has separate plans covering certain employees located in the United Kingdom, Greece, Austria and Germany. As of June 30, 2009, the Company eliminated future benefits relating to length of service, compensation and other factors related to its defined benefit pension plan that covers certain employees in the United Kingdom. The Company has accounted for the elimination of benefits as a curtailment which resulted in a re-measurement of the plan assets and benefit obligation. In addition, the Company changed certain assumptions used in the measurement of its benefit obligation. The re-measurement resulted in a net increase to the net pension liability and a loss, net of income taxes, recorded to other comprehensive income of approximately $53 million due most significantly to a change in the discount rate assumption. This loss is partially offset by a benefit recorded, net of income taxes, to other comprehensive income of approximately $8 million related to the curtailment of the plan. The curtailment will also decrease service cost expense in future periods.

The Company uses December 31 as the measurement date for its plans.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the changes in the plans’ projected benefit obligation and fair value of assets for the years ended December 31, 2009 and 2008, as well as a statement of the funded status as of the respective period ends.

(in millions)	December 31, 2009	December 31, 2008
Change in benefit obligation
Benefit obligation at beginning of period	$544.1	$732.3
Service costs	6.6	10.8
Interest costs	37.6	41.1
Curtailment	(11.6)	—
Actuarial (gain)/loss	154.5	(78.0)
Acquired benefit obligations	—	3.1
Divested benefit obligations	(1.9)	—
Termination benefits (a)	0.1	(1.9)
Benefits paid	(29.6)	(26.9)
Plan participant contributions	0.9	2.1
Foreign currency translation	40.8	(138.5)

Benefit obligation at end of period	741.5	544.1
Change in plan assets
Fair value of plan assets at the beginning of period	472.6	648.8
Actual return on plan assets	79.6	(84.0)
Company contributions	36.8	60.5
Plan participant contributions	0.9	2.3
Benefits paid	(28.3)	(26.0)
Foreign currency translation	36.8	(129.0)

Fair value of plan assets at end of period	598.4	472.6

Funded status of the plans	$(143.1)	$(71.5)

(a)	Related to restructuring activities in Europe.

The net pension liabilities of $143.1 million and $71.5 million at December 31, 2009 and 2008, respectively, are made up of non-current liabilities. The liabilities are included in “Other long-term liabilities” on the Consolidated Balance Sheets.

The accumulated benefit obligation for all defined benefit pension plans was $739.8 million at December 31, 2009 and $495.2 million at December 31, 2008.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity in other comprehensive income, net of tax:

	Successor			Predecessor
(in millions)	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
Total unrecognized gain/(loss) included in other comprehensive income at the beginning of period	$(28.9)	$1.6	—	$(109.8)
Unrecognized gain/(loss) arising during the period	(73.1)	(30.0)	$1.1	—
Curtailment	7.7	—	—	—
Amortization of deferred gains/(losses) to net periodic benefit expense (a)	0.9	—	—	—
Foreign currency translation	—	(0.5)	0.5	—

Total unrecognized gain/(loss) included in other comprehensive income at end of period	$(93.4)	$(28.9)	$1.6	$(109.8)

(a)	Expected amortization of deferred losses to net periodic benefit expense in 2010 is $2.2 million pretax.

Amounts recorded in other comprehensive income represent unrecognized net actuarial gains and losses. The Company does not have prior year service costs or credits or net transition assets or obligations.

The following table provides the components of net periodic benefit cost for the plans:

	Successor			Predecessor
(in millions)	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
Service costs	$6.6	$10.8	$2.7	$8.0
Interest costs	37.6	41.1	10.8	27.4
Expected return on plan assets	(35.3)	(42.4)	(11.1)	(35.7)
Amortization	1.3	—	—	7.7

Net periodic benefit expense	$10.2	$9.5	$2.4	$7.4

Assumptions

The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation are as follows:

	Successor			Predecessor
	December 31, 2009	December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
Discount rate	5.62%	6.52%	5.98%	5.95%
Rate of compensation increase*	4.00%	3.76%	4.09%	4.09%

*	2009 applies to a plan in Greece. 2008 and 2007 apply to plans in the United Kingdom, Germany, Greece and Austria.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average rate assumptions used in the measurement of the Company’s net cost are as follows:

	Successor			Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
Discount rate	6.19%	5.94%	5.83%	5.36%
Expected long-term return on plan assets	6.95%	6.84%	7.07%	6.75%
Rate of compensation increase*	3.85%	3.82%	3.95%	3.82%

*	2009 applies to plans in the United Kingdom (through June 2009) and Greece. 2008 and 2007 apply to plans in United Kingdom, Germany, Greece and Austria.

Assumptions for the U.S. plans and the foreign plans are comparable in all of the above periods. The Company employs a building block approach in determining the long-term rate of return for plan assets with proper consideration of diversification and re-balancing. Historical markets are studied and long-term historical relationships between equities and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonableness and appropriateness. All assumptions are the responsibility of management.

Plan Assets

The Company’s pension plan asset allocation at December 31, 2009 and 2008, and target allocation based on the investment policy are as follows:

	Percentage of Plan Assets at Measurement Date
Asset Category	2009	2008
Equity securities	52.6%	50.5%
Debt securities	47.2%	49.1%
Other	0.2%	0.4%

Total	100%	100.0%

Asset Category	Target allocation U.S. plans	Target allocation Foreign plans *
Equity securities	30%	35%
Debt securities	68%	65%
Other	0-2%	0%

*	In June 2009 the United Kingdom plan froze as noted above. Due to this event the Board of Trustees opted for a new foreign plan allocation of 35% equity and 65% fixed income securities to be achieved gradually with completion by the second quarter of 2010.

The maturities of debt securities at December 31, 2009 range from current to 88 years with a weighted-average maturity of 12 years.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small, mid and large capitalizations. In addition, private equity securities comprise a very small part of the equity allocation. The fixed income allocation is a combination of fixed income investment strategies designed to contribute to the total rate of return of all plan assets while minimizing risk and supporting the duration of plan liabilities.

Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies. The general philosophy of the Investment Council in setting the allocation percentages for the domestic plan shown above is to adhere to the appropriate allocation mix necessary to support the underlying plan liabilities as influenced significantly by the demographics of the participants and the frozen nature of the plan.

The goal of the Board of Trustees of the United Kingdom plan is the acquisition of secure assets of appropriate liquidity which are expected to generate income and capital growth to meet, together with new contributions from the Company, the cost of current and future benefits, as set out in the Trust Deed and Rules. The Trustees, together with the plan’s consultants and actuaries further design the asset allocation shown above to limit the risk of the assets failing to meet the liabilities over the long term. Currently the equity allocation is diversified amongst both United Kingdom and non-United Kingdom equities from North America, Europe, Japan and Asia Pacific. A small portion is allocated to other global emerging market equity securities. Fixed income is allocated primarily to United Kingdom government bond securities with the remaining portion in investment-grade corporate bonds.

Fair Value Measurements

Financial instruments included in plan assets carried at fair value as of December 31, 2009 and measured at fair value on a recurring basis are classified in the table below according to the hierarchy described in Note 18:

	Fair Value Measurement Using
As of December 31, 2009 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Investments:
Cash and cash equivalents (a)	$8.5	—	—	$8.5
Registered investment companies (b)	7.0	—	—	7.0
Private investment funds—redeemable (c)	—	$577.2	—	577.2
Private investment funds—non-redeemable (d)	—	—	$0.4	0.4
Insurance annuity contracts (e)	—	—	5.3	5.3

Total investments at fair value	$15.5	$577.2	$5.7	$598.4

(a)	Includes 94% of cash held in demand deposits and 6% of short-term money market accounts.
(b)	Comprised of small and mid-cap equity funds.
(c)	Includes 52% of equity index funds and 48% of fixed income investments.
(d)	Comprised of limited liability corporations and limited partnership interests.
(e)	Comprised of assets held under insurance annuity contracts.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Insurance annuity contracts	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Private investment funds non-redeemable
Beginning balance December 31, 2008	$4.5	$0.9
Actual return on plan assets	0.8	(0.4)
Distributions	—	(0.1)

Ending balance December 31, 2009	$5.3	$0.4

Cash and Cash Equivalents

The Company’s domestic Plan holds cash and cash equivalents of $0.5 million which consists of an investment in shares of a registered money market fund. The fair value is determined by year end Net Asset Values (“NAV’s”) publicly reported on national exchanges as of December 31, 2009. The Company’s United Kingdom Plan holds cash of $8.0 million which consists of demand deposits.

Registered Investment Companies

The Company’s domestic Plan is invested in shares of two mutual funds that are registered with the Securities and Exchange Commission. Prices of these funds are based on NAV’s calculated by the funds and are publicly reported on national exchanges. The domestic Plan measures fair value of these investments using the NAV’s provided by the fund managers.

Private Investment Funds—Redeemable

The Company’s domestic and United Kingdom Plans are invested in shares or units of several private investment funds, not the underlying assets. Redeemable private investment funds include collective trusts, comingled funds, limited partnerships, limited liability corporations and group trusts. The funds calculate NAV’s on a periodic basis and are available only from the fund managers. Private investment funds are redeemable at the NAV’s.

Private Investment Funds—Non-Redeemable

The Company’s domestic Plan has investments in several partnerships (limited partnership and limited liability corporations) for which the domestic Plan has no ability to redeem or transfer its interests; therefore, there is no market in which the domestic Plan can exit these investments. As a result, the domestic Plan measures fair value of these investments using estimates of fair value which come from partner capital statements provided by the partnerships.

Insurance Annuity Contracts

The Company’s United Kingdom Plan is invested in several insurance annuity contracts. The value of these contracts is calculated by estimating future payments and discounting them to present value. As a result, there is no market for the Plan to exit these investments.

Contributions

Contributions to plan assets in 2010 are expected to be approximately $34 million.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future benefit payments, which reflect expected future service, are expected to be $21.8 million in 2010, $22.8 million in 2011, $22.9 million in 2012, $25.5 million in 2013, $26.7 million in 2014 and $166.2 million in 2015 through 2019.

The Company does not offer post-retirement health care or other insurance benefits for retired employees.

Note 16: Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company is organized in three primary segments: Retail and Alliance Services, Financial Services and International. In addition, the Company currently operates its official check business through its IPS segment but is in the process of winding-down the official check business.

As discussed in Note 1, the Company began operating under a new segment structure effective January 1, 2009. Segment results for the year ended December 31, 2008, the successor period from September 25, 2007 through December 31, 2007 and the predecessor period from January 1, 2007 through September 24, 2007 have been revised to reflect the new structure. The most significant changes were check verification, settlement and guarantee services moving from the Financial Services segment into the Retail and Alliance Services segment as well as the Prepaid Services segment moving into the Retail and Alliance Services segment. A summary of the segments follows:

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

•

The International segment is comprised of businesses that provide the following services outside of the U.S.: credit, retail, debit and prepaid card processing; merchant acquiring and processing; ATM and POS processing, driving, acquiring and switching services; and card processing software. The largest components of the segment’s revenue are fees for facilitating the merchants’ ability to accept credit, retail and debit cards by authorizing, capturing, and settling merchants’ credit, retail, debit, stored-

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value and loyalty card transactions as well as for transaction authorization and posting, network switching and account management.

•

The IPS segment is principally comprised of operations which deal in the issuance of official checks which are sold by agents that are financial institutions. Official checks serve as an alternative to a bank’s own items such as cashiers or bank checks. Revenue is principally earned on invested funds which are pending settlement. The official check business is conducted by a subsidiary of the Company, Integrated Payment Systems Inc., which is licensed to offer payment instrument and money transmitter services that fall under state and federal regulations. This segment is in the process of winding down its official check business. IPS also offers payment processing services, and such other services will continue after the wind down of the official check business.

Beginning in the third quarter of 2009, the Company changed the financial reports provided to its Chief Executive Officer to better enable him to make operating decisions and assess the performance of the Company’s business segments. The segments have not changed but the presentation of the results has changed. Results in prior periods have been adjusted to conform to this presentation.

The business segment measurements provided to and evaluated by the CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment results exclude divested businesses.

•

Retail and Alliance Services segment revenue does not include equity earnings because it is reported using proportionate consolidation as described below. Other segment revenue includes equity earnings in affiliates (excluding amortization expense) and intersegment revenue.

•	Segment revenue excludes reimbursable debit network fees, postage and other revenue.

•

Segment earnings before net interest expense, income taxes, depreciation and amortization (“EBITDA”) includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses and other income (expense). Retail and Alliance Services segment EBITDA does not include equity earnings because it is reported using proportionate consolidation as described below. Additionally, segment EBITDA is adjusted for items similar to certain of those used in calculating the company’s compliance with debt covenants. The additional items that are adjusted to determine segment EBITDA are:

•	stock based compensation expense is excluded;

•	official check and money order businesses’ EBITDA are excluded;

•

cost of data center technology and savings initiatives are excluded and represent implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expenses related to the reorganization of global application development resources, expenses associated with domestic data center consolidation initiatives and planned workforce reduction expenses, as well as certain platform development and other costs directly associated with the termination of the CPS alliance all of which are considered nonrecurring projects (excludes costs accrued in purchase accounting);

•	KKR merger related items are excluded and represent third party expenses including legal, accounting and other advisory fees incurred in connection with the merger of the Company with

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

affiliates of KKR and the debt issued thereunder. Other adjustments also include the exclusion of KKR annual sponsor fees for management, consulting, financial and other advisory services and the effect of purchase accounting associated with the merger on EBITDA which is primarily the result of revenue recognition adjustments.

•

Retail and Alliance Services segment revenue and EBITDA are reflected based on the Company’s proportionate share of the results of its investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. In addition, Retail and Alliance services segment measures reflect commission payments to certain ISO’s, which are treated as an expense in the Consolidated Statements of Operations, as contra revenue to be consistent with revenue share arrangements with other ISO’s that are recorded as contra revenue.

•

Corporate operations include administrative and shared service functions such as the executive group, legal, tax, treasury, internal audit, accounting, human resources, information technology and procurement. Costs incurred by Corporate that are directly attributable to a segment are allocated to the respective segment. Administrative and shared service costs are retained by Corporate.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s operating segment results for the years ended December 31, 2009 and 2008, the successor period from September 25, 2007 through December 31, 2007, and the predecessor period from January 1, 2007 through September 24, 2007:

Successor year ended December 31, 2009 (in millions)	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,720.1	$1,379.8	$1,197.1	$9.3	$200.4	$5,506.7
Investment income, net	5.4	1.0	10.8	(8.7)	—	8.5
Product sales and other	337.3	62.0	334.1	0.2	49.2	782.8
Equity earnings in affiliates (a)	—	—	30.1	—	—	30.1

Total segment reporting revenues	$3,062.8	$1,442.8	$1,572.1	$0.8	$249.6	$6,328.1

Internal revenue	$16.5	$34.0	$6.5	$—	$1.1	$58.1
External revenue	3,046.3	1,408.8	1,565.6	0.8	248.5	6,270.0
Depreciation and amortization	752.2	353.3	285.6	2.0	71.7	1,464.8
Segment EBITDA	1,193.5	645.3	398.7	—	(122.7)	2,114.8
Other operating expenses and other income (expense) excluding divestitures	(5.3)	(25.6)	(173.9)	—	(133.1)	(337.9)
Expenditures for long-lived assets	42.5	84.2	170.3	—	81.8	378.8
Equity earnings in affiliates	86.6	—	11.2	—	—	97.8
Investment in unconsolidated affiliates	1,075.8	—	215.5	—	—	1,291.3

Successor year ended December 31, 2008 (in millions)	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,894.2	$1,480.4	$1,324.3	$13.2	$206.9	$5,919.0
Investment income, net	44.3	2.6	22.9	29.6	—	99.4
Product sales and other	338.7	34.5	315.6	0.3	126.9	816.0
Equity earnings in affiliates (a)	—	—	33.2	—	2.5	35.7

Total segment reporting revenues	$3,277.2	$1,517.5	$1,696.0	$43.1	$336.3	$6,870.1

Internal revenue	$19.7	$35.9	$6.3	$—	$0.7	$62.6
External revenue	3,257.5	1,481.6	1,689.7	43.1	335.6	6,807.5
Depreciation and amortization	901.9	321.5	254.6	0.2	81.4	1,559.6
Segment EBITDA	1,407.8	753.1	433.3	—	(39.2)	2,555.0
Other operating expenses and other income (expense) excluding divestitures	(1,104.6)	(1,399.6)	(366.3)	—	(186.8)	(3,057.3)
Expenditures for long-lived assets	30.4	180.1	202.3	0.1	33.9	446.8
Equity earnings in affiliates	109.1	—	11.8	—	2.1	123.0
Investment in unconsolidated affiliates	1,042.0	—	217.6	—	—	1,259.6

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor period from September 25, 2007 through December 31, 2007 (in millions)	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$801.2	$405.6	$355.1	$4.7	$58.4	$1,625.0
Investment income, net	22.2	0.7	4.7	29.6	—	57.2
Product sales and other	93.4	8.8	82.0	—	25.4	209.6
Equity earnings in affiliates (a)	—	—	9.1	—	1.0	10.1

Total segment reporting revenues	$916.8	$415.1	$450.9	$34.3	$84.8	$1,901.9

Internal revenue and pretax equivalency	$6.0	$12.2	$1.3	$55.8	$—	$75.3
External revenue	910.8	402.9	449.6	(21.5)	84.8	1,826.6
Depreciation and amortization	252.5	96.9	61.8	0.3	17.9	429.4
Segment EBITDA	395.3	202.2	117.9	—	(23.6)	691.8
Other operating expenses and other income (expense) excluding divestitures	(6.7)	—	(4.2)	(1.0)	(62.1)	(74.0)
Expenditures for long-lived assets	17.4	45.1	41.2	0.2	8.1	112.0
Equity earnings in affiliates	38.7	—	7.7	—	0.4	46.8
Investment in unconsolidated affiliates	3,290.4	—	215.9	—	20.0	3,526.3

Predecessor period from January 1, 2007 through September 24, 2007 (in millions)	Retail and Alliance Services	Financial Services	International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,069.9	$1,077.5	$807.8	$14.0	$164.7	$4,133.9
Investment income, net	62.4	3.4	11.6	56.9	—	134.3
Product sales and other	280.0	49.5	184.1	0.5	73.1	587.2
Equity earnings in affiliates (a)	—	—	24.8	—	3.0	27.8

Total segment reporting revenues	$2,412.3	$1,130.4	$1,028.3	$71.4	$240.8	$4,883.2

Internal revenue and pretax equivalency	$15.4	$35.3	$3.5	$175.7	$0.4	$230.3
External revenue	2,396.9	1,095.1	1,024.8	(104.3)	240.4	4,652.9
Depreciation and amortization	194.4	146.1	139.5	1.9	31.0	512.9
Segment EBITDA	985.2	521.0	251.0	—	(65.1)	1,692.1
Other operating expenses and other income (expense) excluding divestitures	(6.0)	0.2	(6.8)	(15.2)	3.5	(24.3)
Expenditures for long-lived assets	41.9	113.7	112.0	0.8	129.4	397.8
Equity earnings in affiliates	212.3	—	8.9	—	1.8	223.0

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Successor			Predecessor
	Year ended December 31,		Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
	2009	2008
Revenues:
Total reported segments	$6,078.5	$6,533.8	$1,817.1	$4,642.4
All Other and Corporate	249.6	336.3	84.8	240.8
Adjusted to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(0.8)	(43.1)	(34.3)	(71.4)
Eliminations (c)	(58.1)	(62.6)	(75.3)	(230.3)

Adjusted Revenue	6,269.2	6,764.4	1,792.3	4,581.5

Adjustment to reconcile to Consolidated revenues:
Divested businesses	75.2	178.0	56.9	140.0
Adjustments for non-wholly owned entities (d)	(12.3)	(375.8)	(132.0)	(323.5)
Official check and money order revenues	0.8	43.1	34.3	71.4
ISO commission expense	252.7	100.9	16.6	46.0
Reimbursable debit network fees, postage and other	2,728.2	2,100.7	510.4	1,257.5

Consolidated revenues	$9,313.8	$8,811.3	$2,278.5	$5,772.9

Segment EBITDA:
Total reported segments	$2,237.5	$2,594.2	$715.4	$1,757.2
All Other and Corporate	(122.7)	(39.2)	(23.6)	(65.1)

Adjusted EBITDA	2,114.8	2,555.0	691.8	1,692.1

Adjustments to reconcile to Loss before income taxes and equity earnings in affiliates:
Divested businesses	43.7	88.3	26.5	57.3
Adjustments for non-wholly owned entities (d)	(47.3)	(204.5)	(86.9)	(189.9)
Depreciation and amortization	(1,452.3)	(1,369.7)	(367.8)	(476.4)
Interest expense	(1,796.4)	(1,964.9)	(584.7)	(103.6)
Interest income	11.7	26.0	17.9	30.8
Other items (e)	(351.0)	(3,270.0)	(73.8)	(7.3)
Stock based compensation	(19.2)	(16.6)	—	(267.0)
Official check and money order EBITDA	(19.9)	5.7	21.6	32.6
Cost of data center, technology and savings initiatives	(147.9)	(229.2)	(31.2)	(49.8)
KKR merger related items	(27.2)	(50.3)	(43.5)	(69.7)
Eliminations	(0.2)	—	(55.7)	(176.6)

(Loss) income before income taxes and equity earnings in affiliates	$(1,691.2)	$(4,430.2)	$(485.8)	$472.5

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for the International segment and All Other and Corporate.
(b)	Represents an adjustment to exclude the official check and money order businesses from Adjusted revenue.
(c)	Represents elimination of intersegment revenue.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)	Represent the reversal of the proportionate consolidation adjustments made to the Retail and Alliance Services segment revenue or segment EBITDA and equity earnings included in the International segment and All Other and Corporate revenue or segment EBITDA. Also includes the add back of net income attributable to noncontrolling interests excluded from International segment EBITDA.
(e)	Includes “Other operating expenses” and “Other income (expense)” as presented on the Consolidated Statements of Operations as well as an operational foreign currency gain in the predecessor 2007 period.

Segment assets are as follows (in millions):

	Successor
	December 31, 2009	December 31, 2008
Assets:
Retail and Alliance Services	$25,377.3	$21,068.9
Financial Services	5,238.8	5,204.0
International	5,841.5	5,543.7
Integrated Payment Systems	1,301.8	4,120.3
All Other and Corporate	1,976.0	2,041.6
Divested businesses	—	197.6

Consolidated	$39,735.4	$38,176.1

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows (in millions):

	Successor			Predecessor
	Year ended December 31,		Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007
	2009	2008
Depreciation and Amortization:
Total reported segments	$1,393.1	$1,478.2	$411.5	$481.9
All Other and Corporate	71.7	81.4	17.9	31.0

	1,464.8	1,559.6	429.4	512.9

Adjustments to reconcile to consolidated depreciation and amortization:
Divested businesses	8.9	15.8	6.0	10.0
Adjustments for non-wholly owned entities	52.4	(26.7)	(9.1)	(22.3)
Amortization of initial payments for new contracts	27.7	10.9	0.9	39.6

Total consolidated depreciation and amortization	$1,553.8	$1,559.6	$427.2	$540.2

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information concerning principal geographic areas was as follows (in millions):

	United States	International	Total
Revenues
2009 Successor	$7,789.3	$1,524.5	$9,313.8
2008 Successor	7,033.2	1,778.1	8,811.3
2007 Successor period from September 25, 2007 through December 31, 2007	1,783.9	494.6	2,278.5

2007 Predecessor period from January 1, 2007 through September 24, 2007	4,647.4	1,125.5	5,772.9
Long-Lived Assets
2009 Successor	$22,962.4	$3,694.7	$26,657.1
2008 Successor	20,026.0	3,826.2	23,852.2
2007 Successor	21,469.9	4,810.2	26,280.1

“International” represents businesses of significance, which have local currency as their functional currency regardless of the segments to which the associated revenues and long-lived assets applied.

Note 17: Quarterly Financial Results (Unaudited)

Summarized quarterly results for the two years ended December 31, 2009 and 2008, respectively, are as follows (in millions):

2009 by Quarter:	First	Second	Third	Fourth
Revenues	$2,076.2	$2,208.6	$2,443.2	$2,585.8
Expenses	2,045.8	2,090.4	2,328.4	2,694.4
Interest income	3.3	3.1	3.2	2.1
Interest expense	(448.2)	(449.6)	(447.5)	(451.1)
Other income (expense)	23.3	(3.6)	(84.5)	3.5

Loss before income taxes and equity earnings in affiliates	(391.2)	(331.9)	(414.0)	(554.1)
Income tax benefit	(144.8)	(112.8)	(132.5)	(188.7)
Equity earnings in affiliates	18.5	25.5	26.8	27.0

Net loss	$(227.9)	$(193.6)	$(254.7)	$(338.4)
Less: Net income attributable to noncontrolling interests	3.4	2.3	35.9	30.2

Net loss attributable to First Data Corporation	$(231.3)	$(195.9)	$(290.6)	$(368.6)

2008 by Quarter:	First	Second	Third	Fourth
Revenues	$2,126.5	$2,204.3	$2,164.0	$2,316.5
Expenses	1,929.9	1,997.5	2,040.1	5,320.7
Interest income	9.0	6.6	5.9	4.5
Interest expense	(517.7)	(451.1)	(497.7)	(498.4)
Other income (expense)	(43.2)	6.4	70.5	(48.1)

Loss before income taxes and equity earnings in affiliates	(355.3)	(231.3)	(297.4)	(3,546.2)
Income tax benefit	(130.5)	(69.4)	(145.5)	(353.8)
Equity earnings in affiliates	32.1	41.6	35.0	14.3

Net loss	$(192.7)	$(120.3)	$(116.9)	$(3,178.1)
Less: Net income attributable to noncontrolling interests	29.0	40.3	47.5	39.5

Net loss attributable to First Data Corporation	$(221.7)	$(160.6)	$(164.4)	$(3,217.6)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18: Fair Value Measurement

Fair value of financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments (in millions):

	2009		2008
December 31	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments:
Settlement assets:
Short-term investment securities	$250.9	$250.9	$121.9	$121.9
Long-term investment securities	$480.7	$480.7	$732.7	$732.7
Other current assets:
Short-term investment securities	$5.0	$5.0	$12.3	$12.3
Other long-term assets:
Long-term investment securities	$25.6	$25.6	$27.5	$27.5
Derivative financial instruments	$1.2	$1.2	$11.7	$11.7
Other current liabilities:
Derivative financial instruments	$6.4	$6.4	$5.7	$5.7
Long-term borrowings:
Long-term borrowings	$22,304.9	$20,135.4	$22,075.2	$12,662.1
Other long-term liabilities:
Derivative financial instruments	$465.1	$465.1	$595.6	$595.6

The estimated fair values of investment securities and derivative financial instruments are described below. Refer to Notes 6 and 7 for additional information regarding the Company’s investment securities and derivative financial instruments, respectively.

The estimated fair market values of long-term borrowings were primarily based on market trading prices. For additional information regarding the Company’s borrowings, refer to Note 9 of these Consolidated Financial Statements.

Concentration of credit risk

The Company’s investment securities are diversified across multiple issuers with no single issuer representing more than 12% of the total carrying value of its investment portfolio (investment securities plus cash and cash equivalents). In addition to investment securities, the Company maintains other financial instruments with various financial institutions. The Company generally limits its concentration of financial instruments with any one institution to 10% of the aggregate value of its investment portfolio and limits its derivative financial instruments credit risk by maintaining contracts with counterparties rating “A” or higher. The Company periodically reviews the credit standings of these institutions.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the hierarchy prescribed in the accounting guidance for fair value measurements, based upon the available inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

•	Level 1 Inputs—Quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

•

Level 2 Inputs—Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including but not limited to quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities and observable inputs other than quoted prices such as interest rates or yield curves.

•

Level 3 Inputs—Unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.

The Company maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.

In connection with the adoption of new fair value measurement guidance on January 1, 2008, the Company adjusted, prospectively, its method of measuring the fair value of certain financial instruments and, as a result, recorded a reduction in its derivative liabilities of $13.2 million and an increase in investment securities of $1.0 million as of the date of adoption. The derivatives were adjusted to reflect the Company’s own non-performance risk. Substantially all of the $13.2 million related to derivatives that have been designated as cash flow hedges for accounting purposes and was recorded as a reduction of the unrealized losses in OCI. The increase in investment securities was also recorded in OCI.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial instruments carried at fair value as of December 31, 2009 and measured at fair value on a recurring basis are classified in the table below according to the hierarchy described above:

	Fair Value Measurement Using
As of December 31, 2009 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$449.7	$449.7
Other available-for-sale securities	0.3	665.5	—	665.8
Other current assets:
Available-for-sale securities	—	5.0	—	5.0
Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Interest rate swap contracts	—	1.2	—	1.2

Total assets at fair value	$0.3	$672.2	$449.7	$1,122.2

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$6.4	$—	$6.4
Other long-term liabilities:
Interest rate swap contracts	—	451.5	—	451.5
Foreign currency derivative contracts	—	13.6	—	13.6

Total liabilities at fair value	$—	$471.5	$—	$471.5

Settlement assets- Student loan auction rate securities

As of December 31, 2009, the Company held student loan auction rate securities (“SLARS”) which are long-term debt instruments, issued by student loan trusts, with variable interest rates that historically reset through a periodic Dutch auction process but do not include a put-back option. Due to the collapse of the auction market in 2008, the Company will not be able to readily access liquidity for the SLARS until the auction market successfully resumes, a secondary market is established for long-term investors, or issuers redeem the securities. A failed auction does not represent a default by the issuer of the underlying security. As of December 31, 2009, the majority of the SLARS held by the Company were highly rated (“A3” and “A-”or higher) and all were collateralized by securitized student loans substantially guaranteed by the U.S. government through the Federal Family Education Loan Program (“FFELP”). The NextStudent Master Trust (“NextStudent”) securities, with a total fair value of $73.6 million, were also collateralized by securitized student loans substantially guaranteed by the U.S. government but were rated “B3” by Moody’s, and “BBB” by Fitch. The investment ratings were considered in determining the fair value of and the estimated credit loss for the NextStudent securities. As a result of the failed auctions, the trusts are required and continue to pay maximum interest rates as defined in the security offering documents which are typically based on either LIBOR or Treasury rates plus a spread.

Due to the lack of observable market activity for the SLARS held by the Company as of December 31, 2009, the Company, with the assistance of a third party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted average life for the securities held by the Company and the impact of the current lack of liquidity on the fair value. All key assumptions and valuations were determined by and are the responsibility of management. At December 31, 2009, the securities were valued based on a probability weighted discounted cash flow analysis. The Company considered each

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rate, as well as underlying collateral, ratings, and guarantees or insurance. Substantially all SLARS held by the Company have collateral backed by FFELP. The probabilities of auction failure, a successful auction at par or repurchase at par for each future period were then forecasted. The Company assumed that the issuers will continue to pay maximum interest rates on the securities until the event of a successful auction or repurchase, at which point the Company would sell the SLARS at par through the auction. To determine the fair value of each security, the weighted average cash flows for each period were discounted back to present value at the determined discount rate for each security. As of December 31, 2009, cumulative probabilities of principal to be returned for “AAA” and “Aaa” rated SLARS were estimated at approximately 48% over a two year period and 89% over a five year period. The probabilities were lower for lower rated securities. The discount rates used in the valuation were a combination of the liquidity risk premium assigned to the security (which ranged from 4% to 5%) plus the treasury strip yield (zero coupon treasury bond) for the individual period for which a cash flow was being discounted. The liquidity risk premium on the SLARS has decreased by 100 basis points from December 31, 2008 due to falling spreads on asset backed securities as well as indications of improved market liquidity. A 100 basis point change in liquidity risk premium, as well as other factors including default probability and default recovery rate assumptions, would impact the value of the SLARS by approximately $19 million.

The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance January 1, 2009	$492.2
Total gains or losses (realized or unrealized):
Included in other comprehensive income	12.3
Included in investment income, net	(0.5)
Sales and settlements	(54.3)
Transfers in (out) of Level 3	—

Ending balance December 31, 2009	$449.7

Settlement assets- Other available-for-sale securities

As of December 31, 2009, the Company held certain investments in primarily short-term debt securities, including discounted commercial paper, money market funds and fixed rate corporate bonds. Many of these securities are considered cash equivalents. Prices for these securities are not quoted on active exchanges but are priced through an independent third party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. The Company’s experience with these types of investments and expectations of the current investments held is that they will be satisfied at the current carrying amount. These securities were classified as Level 2.

As of December 31, 2009, the Company held preferred shares issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that are valued using quoted stock prices from the New York Stock Exchange and classified as Level 1.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other current and long-term assets- Available-for-sale securities

The Company held certain other investments that were classified as available-for-sale and were classified as Level 2.

Derivative financial instruments

The Company uses derivative instruments to mitigate certain risks. The Company’s derivatives are not exchange listed and therefore the fair value is estimated using Bloomberg analytics models that are based on readily observable market inputs. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observables including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity and, accordingly, the Company’s derivatives were classified within Level 2 of the fair value hierarchy. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized as of December 31, 2009 or that will be realized in the near future. Refer to Note 7 for additional information regarding the Company’s derivative financial instruments.

Assets and liabilities measured at fair value on a non-recurring basis

Assets other than financial instruments carried at fair value as of December 31, 2009 and measured at fair value on a non-recurring basis are classified in the table below according to the fair value hierarchy:

	Fair Value Measurement Using
As of December 31, 2009 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Total Losses
Assets:
Property and equipment
Building	$—	$—	$65.7	$65.7	$(5.9)
Goodwill	—	—	—	—	(16.6)
Customer relationships	—	—	23.8	23.8	(146.9)
Other intangibles:
Software	—	—	4.9	4.9	(7.9)
Other	—	—	0.5	0.5	(7.9)
Other long-term assets	—	—	0.7	0.7	(0.5)

Totals	$—	$—	$95.6	$95.6	$(185.7)

During the year ended December 31, 2009, the Company recorded impairments on assets with a total carrying value of $281.3 million, as a result of changes in management’s expectations with respect to projected cash flows, ongoing negative cash flows for certain assets or asset groups or due to the discontinued use of certain assets.

The fair values of the impaired assets were estimated primarily using an income approach, based on management’s current cash flow projections and using assumptions that management believes are consistent with market participant assumptions. All key assumptions and valuations were determined by and are the responsibility

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of management. The inputs to the valuations are largely unobservable, and the measurements are accordingly classified as Level 3. The specific impairments and the fair value methodology for each are described in Note 3.

Note 19: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 9 above, the Company’s 9.875% senior notes, 10.55% senior PIK notes and 11.25% senior subordinated notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). None of the other subsidiaries of FDC, either direct or indirect, guarantee the notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured revolving credit facility and senior secured term loan facility. The 9.875% senior note, 10.55% senior PIK note and 11.25% senior subordinated note guarantees are unsecured and rank senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 9.875% senior note, 10.55% senior PIK note and 11.25% senior subordinated note guarantees rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the results of operations, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the years ended December 31, 2009 and 2008, the successor period from September 25, 2007 through December 31, 2007, and the predecessor period from January 1, 2007 through September 24, 2007 and as of December 31, 2009 and 2008 to arrive at the information for FDC on a consolidated basis.

	Successor
	Year ended December 31, 2009
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$4,111.5	$1,741.2	$(63.8)	$5,788.9
Investment income, net	—	6.4	2.0	—	8.4
Product sales and other	—	514.6	302.1	(28.4)	788.3
Reimbursable debit network fees, postage and other	—	2,233.5	527.7	(33.0)	2,728.2

	—	6,866.0	2,573.0	(125.2)	9,313.8

Expenses:
Cost of services (exclusive of items shown below)	—	2,138.3	870.6	(63.8)	2,945.1
Cost of products sold	—	229.9	104.0	(28.4)	305.5
Selling, general and administrative	218.9	827.0	392.3	—	1,438.2
Reimbursable debit network fees, postage and other	—	2,233.5	527.7	(33.0)	2,728.2
Depreciation and amortization	6.0	1,063.5	382.8	—	1,452.3
Other operating expenses:
Restructuring, net	3.0	59.0	30.8	—	92.8
Impairments	—	100.2	84.9	—	185.1
Litigation and regulatory settlements	(2.7)	14.5	—	—	11.8

	225.2	6,665.9	2,393.1	(125.2)	9,159.0

Operating (loss) profit	(225.2)	200.1	179.9	—	154.8

Interest income	3.5	0.7	7.5	—	11.7
Interest expense	(1,770.7)	(7.5)	(18.2)	—	(1,796.4)
Interest (expense) income from intercompany notes	(97.3)	58.7	38.6	—	—
Other (expense) income	(88.6)	(0.2)	27.5	—	(61.3)
Equity earnings (loss) from consolidated subsidiaries	322.5	28.4	—	(350.9)	—

	(1,630.6)	80.1	55.4	(350.9)	(1,846.0)

(Loss) income before income taxes and equity earnings in affiliates	(1,855.8)	280.2	235.3	(350.9)	(1,691.2)
Income tax (benefit) expense	(769.4)	217.5	(26.9)	—	(578.8)
Equity earnings in affiliates	—	101.5	(1.2)	(2.5)	97.8

Net (loss) income	(1,086.4)	164.2	261.0	(353.4)	(1,014.6)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.1)	10.9	61.0	71.8

Net (loss) income attributable to First Data Corporation	$(1,086.4)	$164.3	$250.1	$(414.4)	$(1,086.4)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	Successor
	Year ended December 31, 2008
	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$2.6	$4,061.9	$1,727.1	$(6.3)	$5,785.3
Investment income, net	—	25.2	51.9	—	77.1
Product sales and other	—	530.7	342.7	(25.2)	848.2
Reimbursable debit network fees, postage and other	—	1,995.8	104.9	—	2,100.7

	2.6	6,613.6	2,226.6	(31.5)	8,811.3

Expenses:
Cost of services (exclusive of items shown below)	—	1,984.1	892.8	(6.3)	2,870.6
Cost of products sold	—	210.6	131.4	(25.2)	316.8
Selling, general and administrative	223.4	774.3	377.1	—	1,374.8
Reimbursable debit network fees, postage and other	—	1,995.8	104.9	—	2,100.7
Depreciation and amortization	5.9	1,010.8	353.0	—	1,369.7
Other operating expenses:
Restructuring, net	—	12.0	—	—	12.0
Impairments	—	2,680.4	563.2	—	3,243.6

	229.3	8,668.0	2,422.4	(31.5)	11,288.2

Operating loss	(226.7)	(2,054.4)	(195.8)	—	(2,476.9)

Interest income	8.9	3.0	14.1	—	26.0
Interest expense	(1,933.9)	(7.2)	(23.8)	—	(1,964.9)
Interest (expense) income from intercompany notes	(113.6)	87.2	26.4	—	—
Other (expense) income	(24.1)	0.1	9.6	—	(14.4)
Equity (loss) earnings from consolidated subsidiaries	(2,350.6)	32.0	—	2,318.6	—

	(4,413.3)	115.1	26.3	2,318.6	(1,953.3)

Loss before income taxes and equity earnings in affiliates	(4,640.0)	(1,939.3)	(169.5)	2,318.6	(4,430.2)
Income tax (benefit) expense	(858.8)	216.8	(57.2)	—	(699.2)
Equity earnings in affiliates	16.9	98.1	8.0	—	123.0

Net loss	(3,764.3)	(2,058.0)	(104.3)	2,318.6	(3,608.0)
Less: Net income attributable to noncontrolling interests	—	1.8	154.5	—	156.3

Net loss attributable to First Data Corporation	$(3,764.3)	$(2,059.8)	$(258.8)	$2,318.6	$(3,764.3)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	Successor
	Period from September 25, 2007 through December 31, 2007
	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$0.8	$1,109.4	$444.6	$(1.5)	$1,553.3
Investment income, net	—	11.9	(20.1)	—	(8.2)
Product sales and other	—	133.3	96.6	(6.9)	223.0
Reimbursable debit network fees, postage and other	—	486.6	23.8	—	510.4

	0.8	1,741.2	544.9	(8.4)	2,278.5

Expenses:
Cost of services (exclusive of items shown below)	—	555.2	200.1	(1.5)	753.8
Cost of products sold	—	59.6	34.6	(6.9)	87.3
Selling, general and administrative	14.5	265.7	124.2	—	404.4
Reimbursable debit network fees, postage and other	—	486.6	23.8	—	510.4
Depreciation and amortization	1.1	269.4	97.3	—	367.8
Other operating expenses:
Restructuring, net	—	(0.2)	—	—	(0.2)

	15.6	1,636.3	480.0	(8.4)	2,123.5

Operating (loss) profit	(14.8)	104.9	64.9	—	155.0

Interest income	9.6	1.9	6.4	—	17.9
Interest expense	(578.4)	(1.1)	(5.2)	—	(584.7)
Interest (expense) income from intercompany notes	(28.1)	22.7	5.4	—	—
Other (expense) income	(72.6)	(0.1)	(1.3)	—	(74.0)
Equity earnings from consolidated subsidiaries	149.4	(0.9)	—	(148.5)	—

	(520.1)	22.5	5.3	(148.5)	(640.8)

(Loss) income before income taxes and equity earnings in affiliates	(534.9)	127.4	70.2	(148.5)	(485.8)
Income tax (benefit) expense (1)	(221.2)	68.0	(22.9)	—	(176.1)
Equity earnings in affiliates	11.8	32.4	2.6	—	46.8

Net (loss) income	(301.9)	91.8	95.7	(148.5)	(262.9)
Less: Net income attributable to noncontrolling interests	—	0.1	38.9	—	39.0

Net (loss) income attributable to First Data Corporation	$(301.9)	$91.7	$56.8	$(148.5)	$(301.9)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	Predecessor
	Period from January 1, 2007 through September 24, 2007
	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$2.3	$2,863.8	$1,103.8	$(4.0)	$3,965.9
Investment income, net	—	33.2	(100.1)	—	(66.9)
Product sales and other	—	411.3	224.5	(19.4)	616.4
Reimbursable debit network fees, postage and other	—	1,206.7	50.8	—	1,257.5

	2.3	4,515.0	1,279.0	(23.4)	5,772.9

Expenses:
Cost of services (exclusive of items shown below)	125.3	1,419.0	575.9	(4.0)	2,116.2
Cost of products sold	—	150.6	78.0	(19.4)	209.2
Selling, general and administrative	332.9	594.8	222.2	—	1,149.9
Reimbursable debit network fees, postage and other	—	1,206.7	50.8	—	1,257.5
Depreciation and amortization	5.7	349.9	120.8	—	476.4
Other operating expenses:
Restructuring, net	(0.6)	6.2	2.3	—	7.9
Impairments	—	4.2	16.4	—	20.6
Litigation and regulatory settlements	(2.5)	5.0	—	—	2.5
Other	(3.8)	(1.7)	(2.2)	—	(7.7)

	457.0	3,734.7	1,064.2	(23.4)	5,232.5

Operating (loss) profit	(454.7)	780.3	214.8	—	540.4

Interest income	10.6	3.6	16.6	—	30.8
Interest expense	(90.3)	(2.7)	(10.6)	—	(103.6)
Interest (expense) income from intercompany notes	(38.6)	41.0	(2.4)	—	—
Other income (expense)	2.4	3.5	(1.0)	—	4.9
Equity earnings from consolidated subsidiaries	839.1	137.4	—	(976.5)	—

	723.2	182.8	2.6	(976.5)	(67.9)

Income before income taxes, equity earnings in affiliates and discontinued operations	268.5	963.1	217.4	(976.5)	472.5
Income tax (benefit) expense (1)	(161.5)	433.6	(146.3)	—	125.8
Equity earnings in affiliates	30.8	183.6	8.6	—	223.0

Net income from continuing operations	460.8	713.1	372.3	(976.5)	569.7
Loss from discontinued operations, net of taxes	—	—	(3.9)	—	(3.9)

Net income	460.8	713.1	368.4	(976.5)	565.8
Less: Net income attributable to noncontrolling interests	—	2.4	102.6	—	105.0

Net income attributable to First Data Corporation	$460.8	$710.7	$265.8	$(976.5)	$460.8

(1)	The Non-Guarantor tax benefits were predominately attributable to tax losses of IPS, a wholly owned subsidiary of the Parent. Under tax sharing agreements, IPS received the tax benefit for tax losses utilized in the Parent’s consolidated tax return. The losses were in large part due to IPS historically investing its investment portfolio in non-taxable municipal bonds at the instruction of Parent. The IPS tax benefit included for the successor period from September 25, 2007 through December 31, 2007 and the predecessor period from January 1, 2007 through September 24, 2007 was $46.7 million and $171.3 million, respectively. As of January 1, 2008 with the wind-down of the official check and money order business and the shift from tax exempt investments to a taxable portfolio, IPS is no longer in a taxable loss position.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	Successor
	December 31, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$104.6	$25.4	$607.0	—	$737.0
Accounts receivable, net of allowance for doubtful accounts	17.1	1,106.3	1,332.1	—	2,455.5
Settlement assets (1)	—	3,523.3	3,347.0	—	6,870.3
Other current assets	69.3	243.3	86.2	—	398.8

Total current assets	191.0	4,898.3	5,372.3	—	10,461.6

Property and equipment, net of accumulated depreciation	29.9	677.9	343.6	—	1,051.4
Goodwill	—	9,570.0	7,905.8	—	17,475.8
Customer relationships, net of accumulated amortization	—	3,398.4	2,610.4	—	6,008.8
Other intangibles, net of accumulated amortization	607.0	820.9	693.2	—	2,121.1
Investment in affiliates	—	1,391.7	35.0	$(135.4)	1,291.3
Long-term settlement assets (1)	—	—	480.7	—	480.7
Other long-term assets	563.9	226.5	54.3	—	844.7
Investment in consolidated subsidiaries	26,401.5	5,370.0	—	(31,771.5)	—

Total assets	$27,793.3	$26,353.7	$17,495.3	$(31,906.9)	$39,735.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$0.2	$95.4	$105.1	—	$200.7
Short-term and current portion of long-term borrowings	142.2	36.9	125.8	—	304.9
Settlement obligations (1)	—	3,523.3	3,871.4	—	7,394.7
Other current liabilities	384.8	691.0	479.1	—	1,554.9

Total current liabilities	527.2	4,346.6	4,581.4	—	9,455.2

Long-term borrowings	22,152.8	47.3	104.8	—	22,304.9
Long-term deferred tax (assets) liabilities	(764.3)	2,101.7	9.0	—	1,346.4
Intercompany payable (receivable)	4,203.4	(3,550.8)	(652.6)	—	—
Intercompany notes	(1,044.2)	1,405.0	(360.8)	—	—
Other long-term liabilities	1,133.1	146.3	22.5	—	1,301.9

Total liabilities	26,208.0	4,496.1	3,704.3	—	34,408.4

Redeemable equity interests	—	—	362.3	$(362.3)	—
Redeemable noncontrolling interests	—	—	—	226.9	226.9
First Data Corporation stockholder’s equity	1,585.3	21,857.6	6,315.3	(28,172.9)	1,585.3
Noncontrolling interests	—	—	46.4	3,468.4	3,514.8
Equity of consolidated alliance	—	—	7,067.0	(7,067.0)	—

Total equity	1,585.3	21,857.6	13,428.7	(31,771.5)	5,100.1

Total liabilities and equity	$27,793.3	$26,353.7	$17,495.3	$(31,906.9)	$39,735.4

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	Successor
	December 31, 2008
	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10.5	$38.9	$356.9	—	$406.3
Accounts receivable, net of allowance for doubtful accounts	14.3	1,799.5	823.4	—	2,637.2
Settlement assets (1)	—	4,138.3	3,791.9	—	7,930.2
Other current assets	73.3	259.1	87.4	—	419.8

Total current assets	98.1	6,235.8	5,059.6	—	11,393.5

Property and equipment, net of accumulated depreciation	26.0	731.2	330.6	—	1,087.8
Goodwill	—	11,548.5	3,312.7	—	14,861.2
Customer relationships, net of accumulated amortization	—	4,822.7	1,164.9	—	5,987.6
Other intangibles, net of accumulated amortization	605.9	887.6	422.1	—	1,915.6
Investment in affiliates	—	1,190.0	69.6	—	1,259.6
Long-term settlement assets (1)	—	—	732.7	—	732.7
Other long-term assets	656.3	233.3	48.5	—	938.1
Investment in consolidated subsidiaries	27,946.7	1,691.8	—	$(29,638.5)	—

Total assets	$29,333.0	$27,340.9	$11,140.7	$(29,638.5)	$38,176.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$83.3	$103.2	—	$186.5
Short-term and current portion of long-term borrowings	157.4	31.7	308.2	—	497.3
Settlement obligations (1)	—	4,138.3	4,542.3	—	8,680.6
Other current liabilities	371.7	737.8	304.1	—	1,413.6

Total current liabilities	529.1	4,991.1	5,257.8	—	10,778.0

Long-term borrowings	21,934.4	43.8	97.0	—	22,075.2
Long-term deferred tax (assets) liabilities	(626.3)	2,181.0	93.5	—	1,648.2
Intercompany payable (receivable)	2,347.6	(1,760.1)	(587.5)	—	—
Intercompany notes	1,613.5	(1,201.1)	(412.4)	—	—
Other long-term liabilities	1,156.8	96.0	19.6	—	1,272.4

Total liabilities	26,955.1	4,350.7	4,468.0	—	35,773.8

First Data Corporation stockholder’s equity	2,377.9	22,990.2	6,648.3	$(29,638.5)	2,377.9

Noncontrolling interests	—	—	24.4	—	24.4

Total equity	2,377.9	22,990.2	6,672.7	(29,638.5)	2,402.3

Total liabilities and equity	$29,333.0	$27,340.9	$11,140.7	$(29,638.5)	$38,176.1

(1)	The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor
	Year ended December 31, 2009
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Cash and cash equivalents at beginning of period	$10.5	$38.9	$356.9	—	$406.3

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(1,086.4)	164.2	261.0	$(353.4)	(1,014.6)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	6.0	1,153.7	394.1	—	1,553.8
Charges (gains) related to other operating expenses and other income (expense)	88.4	173.9	88.2	—	350.5
Other non-cash and non-operating items, net	36.2	(86.9)	0.9	353.4	303.6
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(793.1)	903.6	(304.2)	—	(193.7)

Net cash (used in) provided by operating activities	(1,748.9)	2,308.5	440.0	—	999.6

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(141.2)	(74.0)	128.7	(86.5)
Payments related to other businesses previously acquired	—	(14.6)	(0.1)	—	(14.7)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	88.1	—	88.1
Proceeds from sale of property and equipment	—	7.1	22.3	—	29.4
Payments for additions to property and equipment	(8.0)	(92.2)	(98.9)	—	(199.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(2.6)	(135.5)	(41.9)	—	(180.0)
Proceeds from the sale of marketable securities	1.5	2.4	—	—	3.9
Other investing activities	(4.6)	(27.3)	(16.8)	—	(48.7)

Net cash used in investing activities	(13.7)	(401.3)	(121.3)	128.7	(407.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(18.0)	—	(188.1)	—	(206.1)
Principal payments on long-term debt	(175.1)	(39.8)	(28.2)	—	(243.1)
Proceeds from issuance of common stock	—	—	321.7	(321.7)	—
Distributions and dividends paid to noncontrolling interests	—	—	(10.0)	—	(10.0)
Contribution from noncontrolling interests	—	—	—	193.0	193.0
Intercompany	2,049.8	(1,879.5)	(170.3)	—	—

Net cash provided by (used in) financing activities	1,856.7	(1,919.3)	(74.9)	(128.7)	(266.2)
Effect of exchange rate changes on cash and cash equivalents	—	(1.4)	6.3	—	4.9

Change in cash and cash equivalents	94.1	(13.5)	250.1	—	330.7

Cash and cash equivalents at end of period	$104.6	$25.4	$607.0	$—	$737.0

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor
	Year ended December 31, 2008
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Cash and cash equivalents at beginning of period	$60.6	$60.7	$485.2	—	$606.5

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(3,764.3)	(2,058.0)	(104.3)	$2,318.6	(3,608.0)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	33.6	1,171.6	354.4	—	1,559.6
Charges (gains) related to other operating expenses and other income (expense)	21.1	2,692.3	553.6	—	3,267.0
Other non-cash and non-operating items, net	2,525.2	(239.7)	(9.6)	(2,318.6)	(42.7)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(599.3)	224.8	(214.9)	—	(589.4)

Net cash (used in) provided by operating activities	(1,783.7)	1,791.0	579.2	—	586.5

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(3.2)	(185.5)	—	(188.7)
Payments related to other businesses previously acquired	(17.2)	(18.1)	(0.3)	—	(35.6)
Proceeds from dispositions, net of expenses paid and cash disposed	5.1	191.7	18.3	—	215.1
Additions to property and equipment, net	(4.4)	(162.5)	(117.0)	—	(283.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.4)	(111.1)	(51.4)	—	(163.9)
Proceeds from the sale of marketable securities	—	22.8	52.1	—	74.9
Other investing activities	(14.7)	12.5	0.9	—	(1.3)

Net cash used in investing activities	(32.6)	(67.9)	(282.9)	—	(383.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(42.0)	—	0.1	—	(41.9)
Proceeds from issuance of long-term debt	100.4	—	—	—	100.4
Principal payments on long-term debt	(265.7)	(30.9)	(30.2)	—	(326.8)
Proceeds from issuance of common stock	—	—	—	—	—
Distributions and dividends paid to noncontrolling interests	—	—	(150.9)	—	(150.9)
Purchases of noncontrolling interests	(17.6)	(60.8)	—	—	(78.4)
Capital contributed by Parent	126.8	—	—	—	126.8
Excess tax benefit from share-based payment arrangement	13.1	—	—	—	13.1
Cash dividends	(1.8)	—	—	—	(1.8)
Intercompany	1,853.0	(1,674.7)	(178.3)	—	—

Net cash provided by (used in) financing activities	1,766.2	(1,766.4)	(359.3)	—	(359.5)
Effect of exchange rate changes on cash and cash equivalents	—	21.5	(65.3)	—	(43.8)

Change in cash and cash equivalents	(50.1)	(21.8)	(128.3)	—	(200.2)

Cash and cash equivalents at end of period	$10.5	$38.9	$356.9	$—	$406.3

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor
	Period from September 25, 2007 through December 31, 2007
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Cash and cash equivalents at beginning of period	—	—	—	—	—

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(301.9)	$91.8	$95.7	$(148.5)	$(262.9)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	5.1	327.1	95.0	—	427.2
Charges (gains) related to other operating expenses and other income (expense)	72.6	(0.1)	1.3	—	73.8
Other non-cash and non-operating items, net	(93.9)	(85.9)	(4.3)	148.5	(35.6)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(181.4)	168.4	(343.7)	—	(356.7)

Net cash (used in) provided by operating activities	(499.5)	501.3	(156.0)	—	(154.2)

CASH FLOWS FROM INVESTING ACTIVITIES
Merger with Kohlberg Kravis Roberts & Co, net of cash acquired	(26,016.8)	58.2	202.4	—	(25,756.2)
Current period acquisitions, net of cash acquired	(11.4)	—	(51.4)	—	(62.8)
Payments related to other businesses previously acquired	—	(0.5)	—	—	(0.5)
Additions to property and equipment, net	0.1	(31.0)	(24.3)	—	(55.2)
Payments to secure customer service contracts, including outlays for conversion and capitalized systems development costs	(0.6)	(49.7)	(7.2)	—	(57.5)
Proceeds from the sale of marketable securities	—	—	14.1	—	14.1
Other investing activities	24.2	0.3	84.2	—	108.7

Net cash (used in) provided by investing activities	(26,004.5)	(22.7)	217.8	—	(25,809.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	60.0	—	178.5	—	238.5
Proceeds from issuance of long-term debt	21,245.7	—	—	—	21,245.7
Principal payments on long-term debt	(2,019.0)	(5.5)	(8.8)	—	(2,033.3)
Proceeds from issuance of common stock	7,224.4	—	—	—	7,224.4
Distributions and dividends paid to noncontrolling interests	—	—	(36.6)	—	(36.6)
Purchase of noncontrolling interests	(73.8)	—	—	—	(73.8)
Intercompany	127.3	(384.0)	256.7	—	—

Net cash provided by (used in) financing activities	26,564.6	(389.5)	389.8	—	26,564.9
Effect of exchange rate changes on cash and cash equivalents	—	(28.4)	33.6	—	5.2

Change in cash and cash equivalents	60.6	60.7	485.2	—	606.5

Cash and cash equivalents at end of period	$60.6	$60.7	$485.2	$—	$606.5

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Predecessor
	Period from January 1, 2007 through September 24, 2007
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Cash and cash equivalents at beginning of period	$82.9	$190.6	$880.7	—	$1,154.2

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	460.8	713.1	372.3	$(976.5)	569.7
Net loss from discontinued operations	—	—	(3.9)	—	(3.9)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	12.3	401.4	126.5	—	540.2
(Gains) charges related to other operating expenses and other income (expense)	(6.8)	10.2	17.5	—	20.9
Other non-cash and non-operating items, net	(653.8)	(243.0)	(11.9)	976.5	67.8
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(300.0)	336.6	(374.2)	—	(337.6)

Net cash (used in) provided by operating activities from continuing operations	(487.5)	1,218.3	130.2	—	861.0
Net cash used in operating activities from discontinued operations	—	—	(9.7)	—	(9.7)

Net cash (used in) provided by operating activities	(487.5)	1,218.3	120.5	—	851.3

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(358.1)	(12.4)	(319.8)	—	(690.3)
Payments related to other businesses previously acquired	(12.0)	(33.9)	(4.1)	—	(50.0)
Additions to property and equipment, net	(15.9)	(195.4)	(64.2)	—	(275.5)
Payments to secure customer service contracts, including outlays for conversion and capitalized systems development costs	(5.0)	(106.9)	(11.8)	—	(123.7)
Proceeds from the sale of marketable securities	—	11.8	—	—	11.8
Other investing activities	(17.4)	17.3	18.2	—	18.1

Net cash used in investing activities	(408.4)	(319.5)	(381.7)	—	(1,109.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	26.3	—	26.3
Principal payments on long-term debt	(88.3)	(19.1)	(19.2)	—	(126.6)
Proceeds from issuance of common stock	187.4	—	—	—	187.4
Distributions and dividends paid to noncontrolling interests	—	(27.6)	(98.9)	—	(126.5)
Contributions from noncontrolling interests	—	—	2.1	—	2.1
Excess tax benefit from share-based payment arrangement	219.8	—	—	—	219.8
Purchase of treasury shares	(371.8)	—	—	—	(371.8)
Cash dividends	(67.7)	—	—	—	(67.7)
Intercompany	1,346.4	(994.7)	(351.7)	—	—

Net cash provided by (used in) financing activities	1,225.8	(1,041.4)	(441.4)	—	(257.0)
Effect of exchange rate changes on cash and cash equivalents	—	10.2	24.3	—	34.5

Change in cash and cash equivalents	329.9	(132.4)	(678.3)	—	(480.8)

Cash and cash equivalents at end of period	$412.8	$58.2	$202.4	$—	$673.4

FIRST DATA CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in millions)

Description	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Year-ended December 31, 2009 deducted from receivables	$23.8	$59.3	$0.0		$60.6	(b)	$22.5
Year-ended December 31, 2008 deducted from receivables	$21.7	$44.3	$0.0		$42.2	(b)	$23.8
For the predecessor period from January 1, 2007 to September 24, 2007 and the successor period from September 25, 2007 to December 31, 2007 deducted from receivables (c)	$29.0	$30.4	$0.4	(a)	$38.1	(b)	$21.7

(a)	Primarily due to acquisitions.
(b)	Amounts related to business divestitures and write-offs against assets.
(c)	Activity in respective periods was not material.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009, to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Data Corporation

We have audited First Data Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Data Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Data Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Data Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, equity and comprehensive income (loss) for the period from January 1, 2007 through September 24, 2007 (predecessor period), and for the years ended December 31, 2009 and 2008 and for the period from September 25, 2007 through December 31, 2007 (successor period) and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 10, 2010

ITEM 9B.	OTHER INFORMATION

Resignation of CEO and Appointment of Interim CEO

On March 5, 2010, Michael Capellas, Chairman and CEO of First Data Corporation (the “Company”), submitted his resignation from those positions and as a director of the Company, effective March 31, 2010. He has accepted a new role as a senior advisor to Kohlberg Kravis Roberts & Co. (“KKR”) relative to the technology industry. In this new role, Mr. Capellas will facilitate introductions to senior management teams and boards of directors, assist in the sourcing of new investments and the evaluation of investment opportunities, and work with specific KKR portfolio companies. Mr. Capellas will also continue to serve in an advisory capacity to the Company and act on its behalf as a senior liaison with major technology providers. The compensation that Mr. Capellas will receive for his advisory services will be determined as and when the nature, extent and timing of those services become known.

On March 10, 2010, the Company’s board of directors accepted Mr. Capellas’ resignation and thanked him for his many contributions to the Company during his tenure as chairman and CEO. On that same date, the board appointed Joe W. Forehand, a current director of the Company, to serve as its chairman and interim CEO effective March 31, 2010 while the board conducts a search for Mr. Capellas’ replacement. Mr. Forehand’s compensation for serving in this interim appointment has not been determined and the Company will provide additional disclosure when his compensation is finalized.

Mr. Forehand, age 61, has been a member of the Company’s Board of Directors since September 2009. Mr. Forehand retired as Chairman of the Board of Directors of Accenture Ltd in 2006. In his more than 30 years with Accenture, Mr. Forehand served as the CEO from 1999-2004, prior to that, as chief executive of the Communications and High Technology Operating Group, and as Chairman of the Board of Directors from 2001-2006. Mr. Forehand is a member of the Portfolio Management Committee for KKR and has also been involved with KKR’s growth and emphasis on the technology industry sector.

2010 Executive Compensation

On March 8, 2010, the Company’s Governance, Compensation and Nominations Committee established salary and target bonus amounts for 2010 for the Named Executive Officers of the Company under the First Data Corporation Senior Executive Incentive Plan as set forth in Exhibit 10.24 to this Form 10-K.

Equity Compensation

As part of its practice of continually evaluating its compensation programs for senior management and in light of economic challenges faced since the inception of the 2007 Stock Incentive Plan for Key Employees of First Data Corporation (the “2007 Stock Plan”), the Company has decided to make a change in its approach to long-term incentive compensation. The 2007 Stock Plan, under which members of senior management were invited to invest and were granted options to purchase common stock of the Company’s parent, will be suspended during the first half of 2010. Existing investments will continue to remain in place according to the terms under which they were made.

The Company expects to adopt a new long term incentive structure for executives that may not require investment by the employee in the common stock of the Company’s parent. Under the proposed new structure which is still under review, options will be granted at fair market value and subject to a vesting schedule. Executives who were previously invited to invest but have not yet made an investment nor received the proportionate grant of stock options, including Pat Shannon, Chief Financial Officer, whose expected investment and option grants under the 2007 Stock Plan were previously disclosed in the Current Report on Form 8-K filed by the Company on September 8, 2009, and Kevin Schultz, Executive Vice President of FDC’s Financial Services, will have the ability to either make an investment with a proportional grant of stock options as initially offered or receive a grant of options. The number of options granted will be commensurate with each employee’s position, as determined by the Governance, Compensation and Nominations Committee of the Company. Additional option grants may be made periodically. The Company continues to believe that an equity plan is a powerful mechanism to both facilitate equity ownership and closely align executive and shareholder interests.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors are as follows:

Name	Age	Position
Michael D. Capellas	55	Chief Executive Officer and Chairman of the Board
Peter W. Boucher	55	Executive Vice President
Robert P. DeRodes	59	Executive Vice President
John Elkins	57	Executive Vice President and Chief Marketing Officer
Edward A. Labry III	47	Executive Vice President
David R. Money	54	Executive Vice President, General Counsel and Secretary
Kevin J. Schultz	52	Executive Vice President
W. Patrick Shannon	47	Executive Vice President and Chief Financial Officer
Grace Chen Trent	40	Executive Vice President
James R. Fisher	54	Director
Joe W. Forehand	61	Director
Henry R. Kravis	66	Director
Scott C. Nuttall	37	Director
Tagar C. Olson	32	Director

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

Robert P. DeRodes has been an Executive Vice President since October 2008 and serves as Executive Vice President of Global Operations & Technology. He previously served as the Executive Vice President—Chief Information Officer for Home Depot, Inc. from February 2002 until September 2008. He also served as President and Chief Executive Officer of Delta Technology, Inc. and Chief Information Officer for Delta Air Lines, Inc., an international airline company, from September 1999 until February 2002. From February 1995 to September 1999, he served as Senior Technology Officer at Citibank, a global financial services company. From February 1993 to February 1995, he was President of Sabre Development Services for the Sabre Group Holdings, Inc., a subsidiary of American Airlines, Inc. From 1983 to 1993 Mr. DeRodes was with USAA. Prior to that, he was with Centerre Bankcorp and Security National Bank.

John Elkins joined the Company as Executive Vice President and Chief Marketing Officer in September 2009. Prior to joining First Data, Elkins served as a senior advisor to McKinsey & Company from November

2007 to September 2009. He also previously served as executive vice president and chief marketing officer for Visa International from April 2003 to November 2007. Elkins is the founder and former chairman and CEO of FutureBrand, a worldwide corporate brand, retail, industrial and packaging strategy and design consultancy.

Edward A. Labry III has been Executive Vice President since February 2006 and President, Retail and Alliance Services since February 2009. Mr. Labry was President, First Data USA from September 2007 to February 2009. He served as the Company’s President of Commercial Services from January 2006 to September 2007. From May 2005 to January 2006 he was President of the Company’s Prepaid Services business and from February 2004 to May 2005 he was special assistant to the Company’s Chairman. Mr. Labry joined Concord EFS, Inc., in 1985 and served as President at the time the Company acquired Concord EFS, Inc. He is a board member of Dixon Gallery and Gardens, Hutchison School and Cumberland University.

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

Kevin J. Schultz joined the Company in September 2009 as Executive Vice President and President, Financial Services. From July 2007 to September 2009 he was global head of Visa Processing Services. Mr. Schultz was senior consultant, Visa Processing Services, from September 2006 to June 2007. Between October 2005 and September 2006, Mr. Schultz was executive vice president of Sales and Marketing for Global Payments, Inc. He served as executive vice president of Client Services for Visa USA from June 2004 to September 2005 and as general manager of Visa Debit Processing Services from May 1995 to June 2004.

W. Patrick Shannon joined the Company in September 2009 as Executive Vice President and Chief Financial Officer. Mr. Shannon served as the Chief Financial Officer of BellSouth Corporation from January 2006 to January 2007 until the completion of BellSouth’s merger with AT&T Corporation. In addition, Mr. Shannon served as a director of Cingular Wireless and a member of Cingular’s Audit Committee. Prior to his election as Chief Financial Officer, Mr. Shannon was senior vice president – finance responsible for all corporate and divisional financial management, accounting and tax matters from January 1997 to January 2006. Prior to joining BellSouth Corporation in 1997, he was employed by U S West, Inc. in various financial-related positions, including Vice President and Chief Financial Officer of MediaOne, Inc., U S West’s cable operations in Atlanta, Georgia.

Grace Chen Trent has been a Company Executive Vice President since September 2007, and is currently responsible for the Company’s Communications. From December 2006 to July 2007, she was a consultant to Silver Lake Partners. Prior to that, from December 2002 until February 2006, she held the position of Senior Vice President of Communications and Chief of Staff to the chief executive officer of MCI Inc. From September 1999 through November 2002, she held senior communications positions at Compaq Computer Corporation and Hewlett-Packard Company. She holds a B.A. from Rice University.

James R. Fisher has been a member of the Board since September 2007. He was Chairman of the Board and Chief Executive Officer of Bristol West Holdings, Inc. from September 2000 through June of 2006 and was Executive Chairman of the Board of Bristol West Holdings, Inc. from July 2006 through June 2007. Mr. Fisher was a director of Alea Group Holdings (Bermuda) Ltd. from December 2001 through June 2007, and was a director of Willis Group Holdings, Limited from November 1998 through April 2006. Mr. Fisher has been the managing member of Fisher Capital Corp. L.L.C. since March 1997. From 1986 through March 1997, Mr. Fisher held various executive positions at American Re Corporation, including Senior Vice President and Chief

Financial Officer. Currently, Mr. Fisher serves as a trustee of the American Foundation for the Blind and The National World War II Museum. Mr. Fisher is a trustee of Lafayette College in Easton, Pennsylvania and also serves as Vice President of the John W. Petrella Student Scholarship Fund. Mr. Fisher is also a member of the Strategic Advisory Board of Oneshield, Inc.

Joe W. Forehand has been a member of the Board since September 2009. Mr. Forehand retired as chairman of Accenture Ltd in 2006. In his more than 30 years with Accenture, Mr. Forehand served as the CEO from 1999-2004, prior to that, as chief executive of the Communications and High Technology Operating Group, and as Chairman of the Board of Directors from 2001-2006. Mr. Forehand is a member of the Portfolio Management Committee for Kohlberg Kravis Roberts & Co. (“KKR”) and has also been involved with KKR’s growth and emphasis on the technology industry sector.

Henry R. Kravis has been a member of the Board since September 2009. Mr. Kravis, a pioneer of the private equity industry, co-founded KKR in 1976. For over thirty years, Mr. Kravis, along with KKR co-founder George Roberts, has led KKR in its growth into a leading global alternative asset manager. He is actively involved in managing KKR and serves on the Investment and Portfolio Management Committees. Prior to co-founding KKR, Mr. Kravis was in the Corporate Finance Department of Bear Stearns & Company from 1969 to 1976. During this time, he, along with George Roberts and Jerome Kohlberg, pioneered the use of leverage in acquisitions. Mr. Kravis earned a B.A. in Economics from Claremont McKenna College and an M.B.A. from the Columbia University Graduate School of Business. He currently serves as a director or trustee of several cultural and educational institutions, including the Partnership for New York City, Mount Sinai Hospital, WNET.ORG (New York public television stations Thirteen—WNET and WLIW21), Columbia Graduate School of Business (where he is chairman of the board), Rockefeller University, and Claremont McKenna College. Mr. Kravis is co-chairman of the New York City Investment Fund (NYCIF), a non-profit organization he founded in 1996 to create jobs and help small businesses in New York City. At Claremont McKenna College, he founded the Kravis Leadership Institute and established the Kravis Prize in Leadership, which is awarded annually to an international, non-profit organization that demonstrates leadership, creativity, and sustainability. Mr. Kravis also serves on the board of the Council on Foreign Relations.

Scott C. Nuttall has been a member of the Board since September 2007 and is a Member of KKR. Mr. Nuttall joined KKR in 1996 and heads KKR’s Global Capital and Asset Management Group which includes the Client and Partner Group, KKR Capital Markets and KKR Asset Management. He has played a significant role in KKR’s private equity investments in Alea Group Holdings, Amphenol, Bristol West Holdings, Capmark Financial, First Data Corporation, KinderCare Learning Centers, Legg Mason, Masonite International, Walter Industries and Willis Group. Mr. Nuttall is currently a member of the board of directors of Capmark Financial Group, KKR Financial Holdings and Legg Mason. Previously, he has been a member of the board of directors of Willis Group Holdings Ltd and Amphenol Corporation. He is actively involved in funds affiliated with KKR, including KKR Private Equity Investors and KKR Financial Holdings, and is a member of KKR’s Management Committee. Prior to joining KKR, he was with the Blackstone Group where he was involved in numerous merchant banking and merger and acquisition transactions. He received a B.S., summa cum laude, from the University of Pennsylvania.

Tagar C. Olson has been a member of the Board since September 2007. Mr. Olson joined KKR in 2002 and is currently a member of KKR’s Financial Services industry team. He has played a significant role in the investments in Capmark Financial (formerly GMAC Commercial Holdings), First Data Corporation, Legg Mason, KSL Holdings, Masonite International, Visant and Yellow Pages Group. Currently, he is on the board of directors of Capmark Financial Group, KSL Holdings, and Visant. Prior to joining KKR, Mr. Olson was with Evercore Partners Inc., where he was involved in a number of private equity transactions and mergers and acquisitions. He holds a B.S. and B.A.S., summa cum laude, from the University of Pennsylvania.

The Company’s Governance, Compensation and Nominations Committee (the “Committee”) identifies individuals qualified to become members of the Board of Directors (the “Board”) and recommends to the Board nominees for election as directors at each annual meeting of shareholders and to fill vacancies on the Board. The Committee looks for certain qualities common to all Board members, including integrity, collegiality, and ability and willingness to make a commitment to the Company. When considering whether directors and nominees have the experience, qualifications, attributes and skills, the Committee and the Board focused primarily on the information discussed in each of the directors’ individual biographies set forth above. In particular, with regard to Mr. Capellas, the Board considered his strong background in the technology sector and significant expertise and background in corporate reorganization and rebuilding. With regard to Mr. Fisher, the Board considered his strong finance background. With regard to Mr. Forehand, the Board considered his many years experience at a publically held consulting and technology services company, including service as chairman of the board. With regard to Mr. Kravis, the Board considered his significant experience and expertise in private equity investments. With regard to Mr. Nuttall, the Board considered his broad perspective brought by Mr. Nuttall’s involvement in KKR’s diverse investments and his extensive knowledge of the business and capital structure of the Company through his involvement since the 2007 merger. With regard to Mr. Olson, the Board considered his expertise in the financial services industry and his extensive knowledge of the business and capital structure of the Company through his involvement since the 2007 merger.

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers which applies to its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The Code is available on the Company’s web site at www.firstdata.com under “About First Data”, “Investor Relations”, “Corporate Governance”.

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

FIRST DATA CORPORATION

COMPENSATION DISCUSSION AND ANALYSIS

FISCAL YEAR 2009

INTRODUCTION

During 2009, First Data Corporation (“FDC” or the “Company”) made significant progress in several key areas. Service quality as measured by customer surveys and internal operational metrics was much stronger in 2009 than the previous year. Additionally, technology platform, data center and call center consolidation efforts continued on a fast track and will continue to generate cost savings in future years. Finally, FDC made key executive hires in Financial Services, Finance and Marketing to strengthen and add world class industry expertise to the executive team. FDC remains committed to a compensation philosophy, strategy, and process that incents and rewards long-term company performance. Details of the compensation philosophy and programs are addressed within the appropriate sections of the following discussion.

Effective September 21, 2009, the Compensation and Benefits Committee was reconstituted as the Governance, Compensation and Nominations Committee. At that time, Scott C. Nuttall, Henry R. Kravis and Joe W. Forehand were appointed as members of the Committee, with Mr. Nuttall serving as chairperson.

Effective September 8, 2009, Patrick W. Shannon was appointed Chief Financial Officer. Phillip Wall, the previous CFO, was appointed to be CFO at Banc of America Merchant Services, LLC (“BAMS”), a merchant acquiring alliance formed by FDC and Bank of America during 2009. On September 21, 2009, Kevin J. Schultz was hired as Executive Vice President of FDC’s Financial Services segment.

ROLE OF THE GOVERNANCE, COMPENSATION AND NOMINATIONS COMMITTEE

The Governance, Compensation and Nominations Committee (the “Committee”) reviews and approves all aspects of FDC’s compensation programs for its executive officers. Specifically, under its charter, the Committee is tasked with:

•	establishing FDC’s compensation philosophy;

•	evaluating performance and setting compensation for FDC’s executive officers;

•	overseeing regulatory compliance with respect to compensation matters; and

•	delegating to and monitoring various subcommittees with responsibility for administrative and legal compliance for retirement and benefit plans.

Prior to September 21, 2009, the Committee and Benefits Committee was comprised of Scott C. Nuttall, Tagar C. Olson and James R. Fisher. In connection with the reconstitution of the Committee and election of additional members of the Board of Directors on September 21, 2009, Mr. Nuttall, Henry R. Kravis and Joe W. Forehand were named as the Committee members. All of the foregoing individuals are affiliated with Kohlberg Kravis Roberts & Co. L.P. and, therefore, not deemed independent directors.

ROLE OF MANAGEMENT

FDC’s management provides information, data, analysis, updates and recommendations to the Committee. Specifically, management provides recommendations on pay levels for executive officers other than the CEO as well as the design of all compensation and benefit plans. Finally, management is responsible for the administration of FDC’s executive compensation programs and policies.

EXECUTIVE COMPENSATION PHILOSOPHY

FDC’s executive compensation philosophy and corresponding pay practices are designed to create a strong incentive for FDC executives to achieve the Company’s financial and strategic objectives, resulting in increased value for shareholders.

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

FDC aligns itself aggressively in the marketplace on a total cash compensation basis to be able to attract and retain senior leaders. In order to achieve the desired market positioning in a manner consistent with the Company’s compensation philosophy, FDC aims to provide executive officers with base pay opportunities and short-term cash incentive opportunities at approximately the 75th percentile of its peer group companies. This is primarily due to the structure of the long term incentive (“LTI”) plan which has no liquidity and a longer time horizon than public companies with which the Company competes for talent, and that there is no set of companies in the payments industry of the same size, scale and breadth of FDC.

As a result of becoming privately owned, the Company’s equity program is difficult to compare to the Company’s competitor group. However, the Company believes that it is a performance-based program providing executive officers with incentive to build shareholder value. The equity program is discussed in detail in the Equity portion of the Elements of Compensation section.

EXECUTIVE COMPENSATION PROGRAM OBJECTIVES

FDC’s executive compensation objectives listed below have not changed from 2009 to 2010:

•	aligning compensation with increased shareholder value;

•	facilitating equity ownership;

•	paying for performance;

•	driving behaviors consistent with FDC’s core values; and

•	paying at a competitive market position.

Aligning Compensation to Increased Shareholder Value

As a company with concentrated non-public ownership, the Committee places a great emphasis on the alignment of compensation with increased shareholder value. This is primarily done through the equity and annual cash incentive plans described below.

Facilitating Equity Ownership

The 2007 Stock Incentive Plan for Key Employees of First Data Corporation (the “2007 Equity Plan”) facilitates significant equity ownership by executive officers. The 2007 Equity Plan allows for executive officers to purchase shares of stock and receive matching grants of stock options in First Data Holdings Inc (“Holdings”). The Committee believes that by requiring a personal investment in the Company, the 2007 Equity Plan is a powerful mechanism to both facilitate equity ownership and closely align executive and shareholder interests.

Paying for Performance

At FDC, “paying for performance” means that a significant portion of executive compensation is “not guaranteed”. As detailed below, annual cash incentives are contingent on individual and company performance while long-term equity incentives are completely contingent on the creation of shareholder value. Together, these elements of compensation reinforce the relationship between pay and performance.

Driving Behaviors Consistent with FDC’s Core Values

FDC is entrusted with highly sensitive and confidential customer information and therefore requires the highest level of integrity from its employees. FDC maintains and lives by a set of guiding principles and code of conduct applicable to all employees and especially to executive officers. These principles include the following: Build Trust and Credibility, Create a Culture of Honest and Open Communications, Set the Tone at the Top and Promote Substance over Form.

Paying at a Competitive Market Position

FDC and the Committee review the Company’s executive compensation practices and targets on an annual basis against a peer group of companies. This peer group reflects direct business competitors and companies with which FDC competes for talent. Other considerations used in forming the peer group include selecting companies of similar revenue size, market capitalization, employee size, and industry.

In 2009, Frederic W. Cook & Company, Inc. was hired as an independent consultant to assist in providing compensation data for FDC’s peer group and producing analysis of FDC’s competitive positioning. The Committee reviews this information to ensure FDC’s compensation programs enable the Company to attract and retain top executive talent.

The 2009 peer group was comprised of the following 21 companies:

• Adobe Systems	• ADP	• Affiliated Computer Services
• CA	• Computer Sciences Corp.	• Discover
• eBay	• Electronic Arts	• EMC
• Fidelity Nat’l Info Services	• Fiserv	• Global Payments, Inc.
• Intuit	• Mastercard	• NetApp
• Sun Microsystems	• Symantec	• Total System Services
• Visa	• Western Union	• Yahoo!

Competitive benchmarks for each of FDC’s executive officers are created by utilizing available information disclosed in proxy statements of these companies in combination with generally available market compensation survey information. It is important to note that compensation data from non-peer group companies is also given significant consideration since FDC also recruits talent from organizations outside the payments industry.

ELEMENTS OF COMPENSATION

Compensation for FDC’s executive officers is delivered through:

•	base salary;

•	annual cash incentives;

•	equity;

•	perquisites;

•	retirement plans.

Base Salary

Base salary forms the foundation and is the fixed component of FDC’s compensation program. Base salaries are set at market competitive levels (approximately 50th to 75th percentile of the peer group companies and generally median for companies outside of the payments industry) and reflect each executive’s job responsibilities, individual skill sets and overall value to the Company. Another factor that may influence base salary levels is an executive’s base salary prior to employment by FDC and the level of compensation required to recruit the executive. FDC has recently recruited senior executives from both inside and outside the payments industry.

Adjustments may be made depending on peer group compensation for similar jobs, individual performance, scope of responsibilities, special assignments, and the Executive’s salary as compared with other FDC executives. However, there were no changes made to base salaries in 2009. Based on the results of the previously described market compensation analysis and the economic challenges faced over the prior year, the Committee concluded that both base salary and annual cash incentive targets for FDC’s executive officers should remain unchanged between 2009 and 2010. Current base salary levels for named executive officers are as follows:

Base Salary as of 12/31/09
Michael Capellas	$1,200,000
W. Patrick Shannon (1)	$700,000
Philip Wall (2)	$632,000
Thomas Bell (3)	$650,000
Edward A. Labry III	$750,000
Kevin J. Schultz (4)	$600,000
Grace Chen Trent	$400,000

(1)	Mr. Shannon was appointed Chief Financial Officer, effective September 8, 2009
(2)	Effective, September 8, 2009, Mr. Wall was appointed Chief Financial Officer of BAMS, a merchant acquiring alliance between FDC and Bank of America. He is no longer considered a FDC executive officer.
(3)	Effective, July 1, 2009, Mr. Bell was appointed Chief Executive Officer of BAMS. He is no longer considered a FDC executive officer.
(4)	Mr. Schultz was appointed as Executive Vice President on September 21, 2009

Annual Cash Incentives

Plan Design and Mechanics

Executive officers are eligible to receive a performance-based annual cash incentive under the FDC Senior Executive Incentive Plan (“SEIP”). SEIP payouts to executive officers are based on target annual cash incentive levels established by the Committee, company financial performance and individual performance in areas such as attainment of company or business unit strategic objectives. The SEIP is an essential element of FDC’s compensation program because the awards are not guaranteed, they are earned. This allows FDC to ensure that, if business results warrant, competitive levels of cash compensation can be paid. This incentive program directly supports the Committee’s Pay for Performance philosophy.

At the beginning of 2009, the Committee approved target bonus levels for all executive officers. The Committee also determined that due to the highly uncertain economic conditions and forecasts for 2009 prevailing at the beginning of the year, it would not be prudent to establish a formulaic funding structure.

Therefore, the Committee approved a discretionary funding approach for the SEIP. Under this approach, the Committee was tasked with evaluating FDC’s 2009 financial results, as measured by EBITDA and revenue, against both FDC’s 2009 financial plan and also the degree of difficulty to attain that plan created by the actual economic trends that played out during 2009. The approach also called for the Committee to take into consideration the performance of company executives in executing key strategic objectives including, but not limited to: improving measurable service quality, delivering consolidation-related technology and operational efficiencies, and rebalancing the workforce to align with strategic objectives.

In accordance with Internal Revenue Code Section 409A, annual bonuses earned for a fiscal year are paid prior to March 15th of the following year. This allows sufficient time to review company financial performance and conduct individual performance reviews prior to determining award levels.

Determination of 2009 Awards

When establishing target bonus levels for executive officers, the Committee considers multiple factors including: FDC’s 75th percentile target level for annual cash incentive compensation versus its peer group, each executive’s base salary level, scope and responsibilities of each executive’s position and compensation opportunity as compared to other FDC executives.

The 2009 bonuses paid in February of 2010 to named executive officers under the SEIP were determined by the Committee after careful evaluation of the financial and strategic criteria established at the beginning of 2009. Financially, FDC delivered below-plan results, with both EBITDA and revenue at approximately 95% of planned levels for 2009. However, the Committee felt that significant strides had been made by management in the areas of technology and operational consolidations, improved customer service and other operational quality metrics. Overall, based upon these mixed results and a generally equal to worse than expected economic environment in 2009, the Committee established a 50% funding level for the SEIP for 2009.

The Committee awarded each executive officer 50% of their individual incentive target for the year, with the exception of Mr. Labry and Mr. Schultz. Both received an additional discretionary $60,000 award in recognition of the recent expansion of their business unit leadership roles to include global, not just domestic, responsibility. 2009 SEIP target incentive and actual award amounts are shown in the following table.

	2009 SEIP Target	SEIP Funding Percent	Individual Performance Adjustment	2009 SEIP Payout
Michael Capellas	$1,800,000	50%	n/a	$900,000
W. Patrick Shannon (1)	$875,000	50%	n/a	$0
Philip Wall	$632,000	50%	n/a	$316,000
Thomas Bell	$650,000	50%	n/a	$325,000
Edward A. Labry III	$937,500	50%	$60,000	$528,750
Kevin J. Schultz (2)	$750,000	50%	$60,000	$164,795
Grace Chen Trent	$400,000	50%	n/a	$200,000

(1)	Mr. Shannon received a sign-on bonus in September 2009 of $250,000 in lieu of a prorated payout under the SEIP.
(2)	Mr. Schultz received a prorated payout under the SEIP based on his September 21, 2009 hired date.

Determination of 2010 Targets and Funding

Based on the results of the previously described competitive market compensation analysis and the uncertain economic climate for 2010, the Committee concluded that the annual cash incentive targets for FDC’s executive officers should remain unchanged between 2009 and 2010. Incentive targets for each named executive officer for 2010 are the same as shown in the above table for 2009.

At the beginning of 2010, the Committee again approved a discretionary funding mechanism for the SEIP. The Committee will determine the 2010 funding level at its discretion at the end of the year after considering FDC’s 2010 performance in the following areas: (1) financial performance, as measured by EBITDA and revenue; (2) operational performance, as measured by the attainment of business service level and other strategic operational objectives; and (3) attainment of the Company’s and each executive’s individual performance objectives. Under the terms of the SEIP for 2010, the Committee reserves the right to adjust overall funding and individual officer payouts based on its view of overall company performance and each executive’s attainment of individual performance objectives for the year.

Equity

The objective of FDC’s equity compensation program is to align long-term compensation opportunities with the interests of FDC’s shareholders. Specifically, the purpose of the 2007 Equity Plan is to promote FDC’s long-term financial interests and growth by:

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

The 2007 Equity Plan allows executives to invest in the Company by purchasing shares of restricted common stock. For each share of stock purchased, a proportional amount of stock options are granted. In January 2008, the Committee approved share purchases and option grants for all named executive officers, with the exception of Mr. Shannon and Mr. Schultz who were hired in September 2009.

The Committee believes that the original plan design: (1) allowing executive officers to make a personal investment in company stock with a long holding period, (2) making a significant one-time grant of stock options with a relatively long five-year vesting period, and (3) imposing performance-based vesting requirements on half the options, was an effective approach given circumstances at the time. The plan continues to promote a long-term growth orientation within FDC’s executive team and generates alignment between the executive team and shareholders. However, as part of its practice of continually evaluating its compensation programs for senior management and in light of economic challenges faced since the inception of the 2007 Equity Plan, the Company has decided to make a change in its approach to long-term incentive compensation. The program under which members of senior management were invited to invest in common stock of the Company’s parent will be suspended during the first half of 2010. Those investments will continue to remain in place according to the terms of the Management Stockholder’s Agreements under which they were made.

Going forward, the Committee will adopt a new LTI structure for executives that may not require investment by the employee in the common stock of the Company’s parent. Under the proposed new structure which is still under review, options will be granted at fair market value and subject to a vesting schedule. Executives who were previously invited to invest but have not yet made an investment nor received the proportionate grant of stock options, including Mr. Shannon (whose compensation arrangement was disclosed on September 8, 2009) and Mr. Schultz, will have the ability to either make an investment with a proportional grant of stock options as initially offered or receive a grant of options. The number of options granted will be commensurate with each employee’s position, as determined by the Committee. Additional option grants may be made periodically. Further details regarding the new program and future grants to named executives will be reported once finalized and adopted. FDC continues to support the approach that an equity plan is a powerful mechanism to both facilitate equity ownership and closely align executive and shareholder interests.

In September 2009, the Committee approved a one-time special grant of time-vested options with a Fair Market Value strike price to executive officers in an amount proportional to the number of shares which they originally purchased under the 2007 Equity Plan. This grant reinforced the Committee’s commitment to using equity as the chief component of executive compensation and primary driver of alignment between executives and shareholders. The grant was intended to further strengthen retention, motivation and shareholder alignment for executives holding only underwater options and purchased shares of stock which had decreased in value since the time of purchase. All options in this special grant will vest 20% per year on September 23 in each year from 2010 to 2014. Due to an administrative issue, Mr. Wall’s grant made under these terms was issued in December 2009, rather than September 2009.

Half of all the options originally granted to each officer have time-based vesting, whereby 20% of the options vest on each of the first five anniversaries of September 24, 2007.

The other half of the options granted are subject to EBITDA-based performance vesting. Performance-vested options are eligible to vest and become exercisable in equal increments of 20% at the end of fiscal years 2008, 2009, 2010, 2011 and 2012, but will vest on those dates only if FDC attains specified annual EBITDA performance targets, as determined in good faith by the Committee. These targets were not met for either 2008 or 2009 and therefore no performance-vested options are currently vested.

All performance-vested options granted also are eligible to vest and become exercisable on a “catch up” basis if at the end of fiscal years 2009, 2010, 2011 or 2012, the cumulative total EBITDA earned in all prior completed fiscal years exceeds the cumulative total of all EBITDA targets applicable to these years. EBITDA performance targets for the years 2008 through 2012 were $2.74 billion, $3.07 billion, $3.37 billion, $3.68 billion and $4.01 billion, respectively. Given that these targets were established during 2007 and the unanticipated severe economic climate that has occurred since that time, during the coming year, the Committee expects to review the targets for future years. The Committee desires that performance-related targets for option vesting continue to be appropriate stretch goals, in order to effectively incent a high level of performance.

Vesting of Mr. Capellas’ options is on the same terms as described above, with the exception that his originally granted time-based and performance-based options are subject to four-year vesting periods rather than five-year vesting periods. His September 2009 option grant is subject to 5-year vesting as described above. Mr. Capellas also received a grant of premium-priced options which have four-year time vesting.

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

All options granted are also subject to call rights by the Company for a period of five years following September 24, 2007 if an option holder terminates employment with FDC for any reason. If an option holder’s employment is terminated due to Death, Disability, Good Reason or Not for Cause (as defined in the 2007 Equity Plan), call rights may be exercised on vested options at the fair market value share price. In this event, shares obtained through previous option exercises may be called at the fair market value share price. In the event of Death or Disability, the option holder has a put right to exchange vested options for the difference of the fair market value and the option exercise price.

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

Grant Process

Equity grants made during 2009 under the 2007 Equity Plan were made at the then-current fair market value on the date of grant, with the exception of 50% of Mr. Schultz’ options which were premium priced above fair market value. Fair market value was determined by the full Board at the time of grant. Equity grants were made on the date the grants were approved by the Committee.

Perquisites

As perquisites are not performance-based, FDC does not emphasize them in the Company’s executive compensation program. The Company believes that the competitiveness of its compensation programs comes from the target levels and upside potential in the Company’s cash incentive and equity programs.

Reimbursement for relocation and moving expenses and personal financial planning up to a specified annual dollar limit ($20,000 for the first year and $10,000 for each subsequent year) are offered to FDC’s executive officers. FDC’s relocation program is required to attract and retain top talent in a competitive environment. The program ensures a new or transferred executive can transition into their new work location as quickly and efficiently as possible. Competitive analysis indicates that the financial planning benefit is comparable to what is offered by a majority of companies with whom the Company competes for talent. Executives were also authorized to use the corporate aircraft for personal purposes in very limited instances.

The Committee reviews the appropriateness of perquisites provided to executive officers on an annual basis.

Retirement Plans

In 2009, all employees in the U.S., including executive officers, were eligible to participate in the First Data Corporation Incentive Savings Plan (“ISP”). The ISP is a qualified 401(k) plan designed to comply with IRS safe harbor rules. FDC maintains the ISP to allow employees to save for their retirement on a pre-tax basis and provides company contributions to help employees build retirement savings. FDC offers the ISP not only because it is a market competitive practice, but it is critical to provide a vehicle for its employees to save for retirement.

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

FDC does not currently offer defined benefit plans to new employees. However, by virtue of formerly being employed by FDC in the United Kingdom, Mr. Wall is eligible to receive benefits under the Defined Benefit Section of the First Data Resources Limited Pension Scheme. These plans are fully described in the narrative following the Pension Benefits table.

SEVERANCE AND CHANGE-IN-CONTROL AGREEMENTS

In general, FDC does not enter into employment agreements with employees, including the Company’s executive officers, except in the case of Mr. Capellas and Mr. Labry. All current executive officers serve at the will of the Board.

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

In September 2007, FDC restated the FDC Corporation Severance/Change in Control Policy (the “Policy”). The Policy provides for the payment of benefits to executive officers upon severance from FDC and/or upon a change of control. In 2008, the plan was amended to comply with IRS Code Section 409A.

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

As a condition to receiving severance benefits under the Policy, all employees are required to release FDC and its employees from all claims they may have against them and agree to a number of restrictive covenants which are structured to protect FDC from potential loss of customers or employees and to prohibit the release of confidential company information.

OTHER BENEFIT PLANS

All executive officers are also eligible to participate in the employee benefit plans and programs generally available to FDC’s employees, including participation in FDC’s matching gift program and coverage under FDC’s medical, dental, life and disability insurance plans.

TAX AND ACCOUNTING CONSIDERATIONS

During 2009, 162(m) limitations on tax deductibility of compensation did not apply to FDC as the Company’s common stock is not registered or publicly traded. The Committee has not considered 162(m) deductibility limitations in the planning of 2010 compensation since they do not apply.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James R. Fisher	40,000	0	0	0	0	0	40,000
Joe W. Forehand (1)	20,000	0	0	0	0	0	20,000
Henry R. Kravis (1)	20,000	0	0	0	0	0	20,000
Scott C. Nuttall	40,000	0	0	0	0	0	40,000
Tagar C. Olson	40,000	0	0	0	0	0	40,000

(1)	Mr. Forehand and Mr. Kravis joined the Board in September 2009 and received prorated fees for 2009.

FDC directors do not receive compensation. However, all of the directors of FDC are also directors of FDC’s parent company, Holdings. The Board of Directors of Holdings has approved an annual cash retainer for each non-employee director of Holdings of $40,000 per year. All Directors are eligible to defer up to 100% of their retainer in the First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan. All Directors elected to defer 100% of their retainer earned in 2009. Deferrals in the Non-Employee Director Deferred Compensation Plan track the value of shares of Holdings and are payable to participants only upon Separation of Service or Death.

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

REPORT OF THE GOVERNANCE, COMPENSATION AND NOMINATIONS COMMITTEE

The Governance, Compensation and Nominations Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Governance, Compensation and Nominations Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

GOVERNANCE, COMPENSATION AND NOMINATIONS COMMITTEE

Scott C. Nuttall (Chairperson)

Joe W. Forehand

Henry R. Kravis

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Michael D. Capellas,	2009	$1,200,000	$900,000	$0	$5,160,000	$0	$0	$1,064,627	$8,324,627
Chairman & Chief Executive Officer	2008	1,200,000	0	0	38,864,570	1,260,000	0	147,071	41,471,641
	2007	573,077	867,945	0	0	0	0	83,869	1,524,891

W. Patrick Shannon, Executive Vice President & Chief Financial Officer (6)	2009	220,321	250,000	0	0	0	0	33,303	503,624

Philip M. Wall,	2009	632,000	316,000	0	232,650	0	16,962	83,145	1,280,757
Former Executive Vice President & Chief Financial Officer (7)	2008	504,033	55,608	0	1,633,800	442,400	23,445	71,384	2,730,670
	2007	502,659	48,345	99,140	185,114	218,218	0	35,217	1,088,693

Thomas R. Bell, Former Executive Vice President (8)	2009	650,000	325,000	0	709,500	0	0	267,342	1,951,842
	2008	650,000	0	0	4,811,400	455,000	0	103,849	6,020,249
	2007	162,500	200,000	0	0	0	0	59,117	421,617

Edward A. Labry III, Executive Vice President	2009	750,000	528,750	0	3,225,000	0	0	238,269	4,742,019
	2008	750,000	0	0	21,870,000	656,250	0	138,000	23,414,250
	2007	750,000	0	1,165,308	2,992,420	937,500	7,997	34,782	5,888,007

Kevin J. Schultz, Executive Vice President (9)	2009	168,462	484,795	450,000	633,806	0	0	296,097	2,033,160

Grace Chen Trent, Executive Vice President	2009	400,000	200,000	0	709,500	0	0	583,014	1,892,514
	2008	400,000	0	0	4,811,400	280,000	0	611,442	6,102,842
	2007	107,692	217,000	0	0	0	0	133,685	458,377

(1)	In 2009, payouts under the Senior Executive Incentive Plan were discretionarily determined by the Committee and are therefore reported as bonus rather than non-equity incentive plan compensation. Mr. Shannon and Mr. Schultz also received sign-on bonuses upon their hiring in 2009 in the amounts of $250,000 and $320,000, respectively.
(2)	The table reflects the grant date fair value of all restricted shares used for financial reporting purposes and awarded under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. For further information on stock awards granted in 2009, see the Grant of Plan-Based Awards Table.
(3)	The table reflects the grant date fair value of all stock options used for financial reporting purposes and awarded under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. See Note 14 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for the year ended December 31, 2009 for a discussion of the relevant assumptions used in calculating grant date fair value. For further information on options granted in 2009, see the Grant of Plan-Based Awards Table.
(4)	Amounts shown reflect the increase in actuarial values of the Defined Benefit Section of the First Data Resources Limited Pension Scheme in the United Kingdom for Mr. Wall. During 2009, no executive officer participated in a Nonqualified Deferred Compensation plan.
(5)	Full explanation of these amounts is provided in the Perquisite and Personal Benefits Table and accompanying footnotes.
(6)	Mr. Shannon was appointed Chief Financial Officer on September 8, 2009.
(7)	Mr. Wall became the Chief Financial Officer of BAMS, a merchant acquiring alliance between FDC and Bank of America, effective September 8, 2009. He is no longer considered an executive officer of FDC. Mr. Wall was located in the United Kingdom and paid in pounds sterling through August of 2008. Any compensation earned or paid in pounds has been converted to U.S. dollars using the following rates for each year in which such compensation is reported: 2007 = 1.9838; 2008 = 1.4580.
(8)	Mr. Bell became the Chief Executive Officer of BAMS effective July 1, 2009. He is no longer considered an executive officer of FDC.
(9)	Mr. Schultz was hired on September 21, 2009.

PERQUISITE AND PERSONAL BENEFITS

Name	Year	Financial Planning ($) (1)	Employee Stock Purchase Plan ($)	Defined Contribution Plans ($) (2)	Nonqualified Deferred Compensation Earnings ($)	Life Insurance ($) (3)	Tax Gross Up Payments ($) (4)	Severance Payments ($)	Relocation Benefits ($)	Other Compensation ($) (5)	Total ($)
Michael D. Capellas	2009	$20,000	$0	$8,575	$0	$4,902	$410,561	$0	$606,227	$14,362	$1,064,627
	2008	20,000	0	6,900	0	2,622	34,197	0	11,369	71,983	147,071
	2007	20,000	0	0	0	546	30,290	0	28,137	4,896	83,869

W. Patrick Shannon	2009	20,000	0	3,500	0	195	9,608	0	0	0	33,303

Philip M. Wall	2009	10,000	0	7,523	0	1,606	18,564	0	45,452	0	83,145
	2008	20,000	0	6,350	0	335	19,132	0	13,903	11,664	71,384
	2007	0	2,572	8,840	0	0	0	0	0	23,806	35,218

Thomas R. Bell	2009	10,000	0	8,575	0	1,080	98,695	0	126,300	22,692	267,342
	2008	10,000	0	6,900	0	1,080	18,471	0	16,544	50,854	103,849
	2007	20,000	0	0	0	180	17,088	0	11,145	10,704	59,117

Edward A. Labry III	2009	10,000	0	8,575	0	1,260	80,970	0	125,000	12,464	238,269
	2008	10,000	0	8,050	0	1,260	17,850	0	0	100,840	138,000
	2007	20,000	0	6,750	0	840	7,192	0	0	0	34,782

Kevin J. Schultz	2009	20,000	0	2,250	0	316	82,304	0	165,076	26,151	296,097

Grace Chen Trent	2009	10,000	0	8,575	0	420	24,219	0	539,800	0	583,014
	2008	10,000	0	8,050	0	378	200,023	0	392,991	0	611,442
	2007	20,000	0	0	0	63	32,115	0	77,867	3,640	133,685

(1)	Executive officers are eligible to receive an annual cash benefit for personal financial planning and/or tax advisory services. These benefits are grossed-up for taxes and the gross-up payment is reported in the Tax Gross Up Payments column.
(2)	Includes company contributions in the following plans: FDC Corporation Incentive Savings Plan (ISP), a qualified 401(k) plan which is described in the Compensation Discussion and Analysis.
(3)	Includes the value of imputed income on life insurance premiums paid by the Company.
(4)	For 2009, amounts include all tax gross up payments related to financial planning, personal corporate aircraft usage and relocation. These amounts are respectively as follows: Mr. Capellas $9,608/$6,219/$394,734; Mr. Shannon $9,608/$0/$0; Mr. Wall $4,804/$0/$13,760; Mr. Bell $4,804/$1,689/$92,202; Mr. Labry $4,804/$4,470/$71,696; Ms. Trent $4,804/$606/$18,809.
(5)	Personal use of corporate aircraft is the only item represented in the Other Compensation column. The amounts shown for corporate aircraft usage are the incremental cost associated with the personal use of the aircraft by each of the named executive officers. The calculation of incremental cost for personal use of the corporate aircraft includes the average hourly variable costs of operating the aircraft for the year attributed to the named executive officer’s personal flight activity.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plans (1)	Estimated Future Payouts Under Equity Incentive Plans (1)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (4)	Market Close Price per Share ($)
Michael D. Capellas	9/23/2009				3,000,000	3.00	$5,160,000	3.00

Philip M. Wall	12/17/2009				137,500	3.00	232,650	3.00

Thomas R. Bell	9/23/2009				412,500	3.00	709,500	3.00

Edward A. Labry III	9/23/2009				1,875,000	3.00	3,225,000	3.00

Kevin J. Schultz	9/21/2009				103,125	3.00	177,375	3.00
	9/21/2009				103,125	5.00	139,528	3.00
	9/21/2009				103,125	3.00	177,375	3.00
	9/21/2009				103,125	5.00	139,528	3.00
	9/21/2009			150,000			450,000	3.00

Grace Chen Trent	9/23/2009				412,500	3.00	709,500	3.00

(1)	No executive officers were eligible for any Non-Equity or Equity Incentive Plans during 2009.

(2)	Grants reflected in this column are grants of Restricted Stock made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. All restricted shares granted to Mr. Schultz vest on September 21, 2014.
(3)	Grants reflected in this column are grants of Stock Options made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. With the exception of Mr. Schultz’ grant, all option grants listed above were granted on a proportional basis to the number of shares purchased by each executive officer and all options vest 20% per year on September 23 of each year from 2010 to 2014. The first two grants listed for Mr. Schultz vest 20% per year on September 21 of each year from 2010 to 2014. The second two grants are subject to performance-based vesting. These performance-vested options vest on a calendar year basis in equal increments (20% per year from 2009 to 2013) following each year in which Board-established EBITDA targets are met. If the EBITDA target is not met in a given year, the options which did not vest may become vested following any subsequent year in which the cumulative EBITDA target for the years 2009 through that year has been attained.
(4)	Grant Date Fair Value for restricted stock and options is based on their valuation for financial reporting purposes at the time of grant.

Letter Agreement with Mr. Capellas

On September 24, 2007, the Company assumed a letter agreement, dated as of June 27, 2007, between Michael Capellas and New Omaha Holdings, L.P. (the “Letter Agreement”). Pursuant to the Letter Agreement, Mr. Capellas became Chairman and Chief Executive Officer of the Company upon the completion of the merger. Under the terms of the Letter Agreement, Mr. Capellas has an annual base salary of $1,200,000 and is eligible to earn a performance-based annual bonus with a target amount of 150% of his base salary. Similar to the arrangements with other executives of the Company, upon termination of Mr. Capellas’ employment by the Company without “cause” or by Mr. Capellas as a result of “good reason”, Mr. Capellas will be entitled to a payment of two times the sum of his base salary and his target annual bonus. For Mr. Capellas, this amount will be reduced on a dollar for dollar basis by the amount of gain realized by him on his equity investment in Holdings.

Employment Agreement with Mr. Labry

In connection with the Company’s merger with Concord EFS, Inc., on April 1, 2003 an employment agreement was entered into with Edward A. Labry III, President of Retail and Alliance Services. The agreement provided that the Company would employ Mr. Labry for a base salary of $750,000 per year and that he may be eligible for additional compensation under certain Company plans or arrangements. Under the agreement, Mr. Labry agreed not to compete with the Company, or solicit any employees or customers of the Company, during his employment with the Company and twelve months thereafter. The initial employment period was February 26, 2004 through February 26, 2006. However, the agreement automatically extends for additional thirty (30) day periods unless either party gives notice to the other party fifteen (15) days before the end of an employment period. As of the date hereof, neither party has provided notice to terminate the agreement.

Equity Awards

All stock options granted in 2009 were granted under the 2007 Incentive Plan for Key Employees of First Data Corporation and its Affiliates (“2007 Equity Plan”). The grant price was determined at the time of grant by the Board, pursuant to their authority under the plan, to be $3. The only exception to this is the premium priced options which were granted to Mr. Schultz at $5.

The restricted stock award and options granted to Mr. Schultz upon his hiring was made under the 2007 Equity Plan. Shares of restricted stock may not be sold or otherwise transferred prior to the lapse of the restrictions. Vesting schedules for the restricted stock and options granted to Mr. Schultz are described in the above footnote.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Company (1)	Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael D. Capellas	Holdings	3,000,000	3,000,000	0	5.00	9/24/2017
	Holdings	857,143	857,142	0	8.75	9/24/2017
	Holdings	0	6,000,000	0	5.00	9/24/2017
	Holdings	0	3,000,000	0	3.00	9/23/2019

Philip M. Wall	Holdings	90,000	135,000	0	5.00	9/24/2017
	Holdings	10,000	40,000	0	5.00	9/24/2017
	Holdings	0	225,000	0	5.00	9/24/2017
	Holdings	0	50,000	0	5.00	9/24/2017
	Holdings	0	137,500	0	3.00	12/17/2019
	WU	984	0	0	19.76	4/1/2012
	WU	19,016	0	0	19.76	4/1/2012
	WU	9,975	0	0	15.65	1/22/2013
	WU	32,000	0	0	17.78	2/12/2014
	WU	20,000	0	0	19.07	12/8/2014
	WU	40,000	0	0	20.10	2/8/2016

Thomas R. Bell	Holdings	330,000	495,000	0	5.00	9/24/2017
	Holdings	0	825,000	0	5.00	9/24/2017
	Holdings	0	412,500	0	3.00	9/23/2019

Edward A. Labry III	Holdings	1,500,000	2,250,000	0	5.00	9/24/2017
	Holdings	0	3,750,000	0	5.00	9/24/2017
	Holdings	0	1,875,000	0	3.00	9/23/2019
	WU	205,313	0	0	17.75	9/9/2010
	WU	292,000	0	0	26.28	2/22/2011
	WU	328,500	0	0	41.62	3/4/2012
	WU	30,000	0	0	19.07	12/8/2014
	WU	200,000	0	0	20.65	2/22/2016

Kevin J. Schultz	Holdings	0	103,125	0	3.00	9/21/2019
	Holdings	0	103,125	0	5.00	9/21/2019
	Holdings	0	103,125	0	3.00	9/21/2019
	Holdings	0	103,125	0	5.00	9/21/2019
	Holdings						150,000	450,000

Grace Chen Trent	Holdings	330,000	495,000	0	5.00	9/24/2017
	Holdings	0	825,000	0	5.00	9/24/2017
	Holdings	0	412,500	0	3.00	9/23/2019

(1)	Western Union (“WU”) equity awards were granted under the 1992 and/or 2002 First Data Corporation Long-Term Incentive Plans in connection with the spin-off of Western Union from FDC in September 2006. At that time, one option of WU was granted for each FDC option held and strike prices were adjusted accordingly to provide equivalent value. All unvested Western Union Equity Awards became fully vested on September 24, 2007. All Holdings equity awards were granted under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.
(2)	Option vesting terms are described in footnote 3 of the Grants of Plan-Based Awards Table.
(3)	Restricted Share vesting terms are described in footnote 2 of the Grants of Plan-Based Awards Table. Market value of the shares is based on the per share price as of December 31, 2009, as determined by the Board of Directors for purposes of the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.

OPTION EXERCISES AND STOCK VESTED (1)

Name	Company	Option Awards		Stock Awards
		Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Edward A. Labry III	WU	260,625	355,313	0	0

(1)	Table reflects all Option Awards which were exercised during 2009. No Stock Awards became vested during 2009.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michael D. Capellas	n/a	n/a	n/a	n/a

W. Patrick Shannon	n/a	n/a	n/a	n/a

Philip M. Wall	FDR Limited Pension Scheme	2.5	102,538	0

Thomas R. Bell	n/a	n/a	n/a	n/a

Edward A. Labry III	n/a	n/a	n/a	n/a

Kevin J. Schultz	n/a	n/a	n/a	n/a

Grace Chen Trent	n/a	n/a	n/a	n/a

Mr. Wall is a participant in the Defined Benefit Section of the First Data Resources Limited Pension Scheme, a plan which provides pension benefits to a broad-based group of participants in the United Kingdom. However, he is no longer accruing credited service in this section of the plan. Plan details are provided below.

The Company calculates the present values shown on the table using: (i) the same discount rates it uses for calculations for financial reporting purposes; and (ii) each plan’s earliest unreduced retirement age based on the participant’s age and service. The present values shown in the table reflect post-retirement mortality, based on the financial reporting valuation assumptions, but do not include an assumption of pre-retirement termination, mortality, or disability. Financial reporting valuation assumptions for the Defined Benefit Section of the First Data Resources Limited Pension Scheme include: 5.6% discount rate and Standard 92 series mortality tables with medium cohort subject to a minimum rate of improvement of 1% per year from 2007 onwards.

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

NONQUALIFIED DEFERRED COMPENSATION

During 2009, no executive officers participated in a nonqualified deferred compensation plan.

SEVERANCE BENEFITS (1)

Name	Cash Payments ($) (2)	Health & Welfare Benefits ($) (3)	Financial Planning ($) (4)	Unvested Stock Options ($) (5)	Unvested Restricted Stock ($) (6)	Estimated 280G Tax Gross-Up ($)	Total ($)
Michael D. Capellas (7)	6,000,000	16,036	40,000	0	0	0	6,056,036
W. Patrick Shannon	3,150,000	21,922	20,000	0	0	0	3,191,922
Philip M. Wall	2,528,000	21,738	20,000	0	0	0	2,569,738
Thomas R. Bell	2,600,000	23,263	20,000	0	0	0	2,643,263
Edward A. Labry III	3,375,000	23,096	20,000	0	0	0	3,418,096
Kevin J. Schultz	2,700,000	23,307	20,000	0	0	0	2,743,307
Grace Chen Trent	1,600,000	14,291	20,000	0	0	0	1,634,291

(1)	Benefits are determined based on an assumed termination date of December 31, 2009 and the terms of the FDC Severance/Change in Control Policy, effective September 24, 2007. Executive officers are eligible to receive benefits under this plan following 3 months of service and in the event of an involuntary termination not for Cause, Death or Disability or a voluntary termination for Good Reason.
(2)	Represents two times the sum of each executive’s base salary and target bonus as of December 31, 2009.
(3)	Represents the company-paid portion of Medical, Dental and Vision benefits for each executive for a period of two years.
(4)	Represents the cash value of the financial planning benefit for each executive for a period of two years.
(5)	Stock Option vesting is not accelerated under any of the severance scenarios.
(6)	A pro-rata portion of Restricted Stock Units issued to Mr. Schultz would become vested if he were terminated due to a severance qualifying event. However, under terms of his grant, no shares would vest based on a termination date of December 31, 2009.
(7)	Per the terms of his employment agreement, Mr. Capellas’ cash severance payments are to be reduced by any equity gains realized on either purchased or granted equity.

Executive officers participate in the FDC Corporation Severance/Change in Control Policy (the “Policy”), which was most recently restated in 2007 and further amended in 2008 to incorporate legislative changes under Code Section 409A. The Policy provides for the payment of benefits to executive officers upon severance from FDC and/or upon a change of control.

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

As a condition to receiving severance benefits under the Policy, all employees are required to release FDC and its employees from all claims they may have against them and agree to a number of restrictive covenants which are structured to protect FDC from potential loss of customers or employees and prohibit the release of confidential company information.

The actual payments under the policy are contingent upon many factors as of the time benefits would be paid, including elections by the executive and tax rates.

Compensation Committee Interlocks and Insider Participation

None of the Company’s Governance, Compensation and Nominations Committee members have been an officer or employee of the Company at any time. During 2009, the Company had no compensation committee interlocks.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not have any compensation plans under which the Company’s common stock may be issued. First Data Holdings Inc., the Company’s parent company, has adopted the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. The following table contains certain information regarding options, warrants or rights under the plan as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	68,568,568	$4.72	29,928,465
Equity compensation plans not approved by security holders	—	—	—

Total	68,568,568	$4.72	29,928,465

Beneficial Ownership

All of the outstanding stock of First Data Corporation is held by First Data Holdings Inc. The following table sets forth, as of March 1, 2010, the beneficial ownership of common stock of First Data Holdings Inc. by each person known by the Company to beneficially own more than 5% of the equity securities of First Data Holdings Inc., each director, each Named Executive Officer and all directors and executive officers as a group. Unless otherwise indicated in the footnotes to this table, the Company believes that each person has sole voting and investment power of the shares.

Name	Number of Shares Beneficially Owned (1,2)	Percent of Class
New Omaha Holdings L.P. (3)	1,266,800,220	98%
Michael D. Capellas (4)	6,857,143	*
Edward A. Labry III (5)	4,000,000	*
Kevin J. Schultz	—	*
W. Patrick Shannon	—	*
Grace Chen Trent (6)	1,054,000	*
Philip M. Wall	300,000	*
Thomas R. Bell	930,000	*
James R. Fisher	—	*
Joe W. Forehand	—	*
Henry R. Kravis (3), (7)	—	*
Scott C. Nuttall (7)	—	*
Tagar C. Olson (7)	—	*
All directors and executive officers as a group (14 persons)	13,306,143	*

*	Less than one percent
(1)	The number of shares reported includes shares covered by options that are exercisable within 60 days of March 1, 2010 as follows: Mr. Capellas, 3,857,143; Mr. Labry, 1,500,000; Ms. Trent, 374,000; Mr. Wall, 100,000; Mr. Bell, 330,000; and all directors and executive officers as a group, 6,226,143.
(2)	No shares are pledged as security except for 2,370,000 held by Mr. Labry.
(3)

New Omaha Holdings L.P is a limited partnership in which investment funds associated with Kohlberg Kravis Roberts & Co. L.P. and other co-investors own the limited partner interests. New Omaha Holdings LLC is the general partner of New Omaha Holdings L.P. KKR 2006 Fund L.P. is the sole member of New Omaha Holdings LLC. KKR Associates 2006 L.P. is the general partner of KKR 2006 Fund L.P. KKR 2006 GP LLC is the general partner of KKR 2006 Associates L.P. KKR Fund Holdings L.P. is the designated member of KKR 2006 GP LLC. KKR Fund Holdings GP Limited is a general partner of KKR Fund Holdings L.P. KKR Group Holdings L.P. is a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited. KKR Group Limited is the sole general partner of KKR Group Holdings L.P. KKR & Co. L.P. is the sole shareholder of KKR Group Limited. KKR Management LLC is the sole general partner of KKR & Co. L.P. Henry R. Kravis and George R. Roberts are the designated members of KKR Management LLC. In addition, Messrs. Kravis and Roberts have been designated as managers of KKR 2006 GP LLC by KKR Fund Holdings L.P. In such capacities, each of the aforementioned entities and individuals may be deemed to have voting and dispositive power with respect to the shares held by New Omaha Holdings L.P. but each such entity and individual disclaims beneficial ownership of the shares held by New Omaha Holdings L.P. The address of each of the entities listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th, Street, New York, New York 10019.

(4)	Includes 1,000,000 shares held by MMC Holdings LLC. Mr. Capellas is the manager of MMC Holdings LLC. Mr. Capellas disclaims beneficial ownership of any shares owned directly or indirectly by MMC Holdings LLC, except to the extent of his pecuniary interest therein.
(5)	Includes the Labry Family Trust-2002 holdings of 130,000 shares and 78,000 additional shares covered by options that are exercisable within 60 days. Mr. Labry disclaims beneficial ownership of any shares owned directly or indirectly by the Labry Family Trust-2002, except to the extent of his pecuniary interest therein.

(6)	Includes Ms. Trent’s husband’s holdings of 80,000 shares and 44,000 additional shares covered by options that are exercisable within 60 days.
(7)	Each of Messrs. Kravis, Nuttall and Olson is a member of the Company’s board of directors and serves as an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Each of Messrs. Kravis, Nuttall and Olson disclaim beneficial ownership of the shares held by New Omaha Holdings L.P.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Certain Relationships and Related Transactions

On September 24, 2007 and in connection with the merger, First Data entered into a management agreement with affiliates of KKR (the “Management Agreement”) pursuant to which KKR will provide management, consulting, financial and other advisory services to the Company. Pursuant to the Management Agreement, KKR receives an aggregate annual management fee of $20 million, which amount increases 5% annually, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement provides that KKR also is entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, merger combination and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. The Management Agreement terminates automatically upon the consummation of an initial public offering and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. During 2009, the Company incurred $21.3 million of management fees.

Independence of Directors

The Company is privately held and none of the members of the Board of Directors are independent under the standards of the New York Stock Exchange. Mr. Capellas is not independent as he is employed by the Company and Messrs. Fisher, Forehand, Kravis, Nuttall, and Olson are not independent due to their affiliation with KKR.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company retained Ernst & Young LLP to audit the accounts of the Company and its subsidiaries for 2009 and 2008. Ernst & Young LLP has served as the independent registered public accounting firm for the Company or its predecessor entities since 1980.

Summary of Principal Accountant’s Fees for 2009 and 2008

Audit Fees. Ernst & Young LLP’s fees for the Company’s annual audit were $8.8 million in 2009 and $11.5 million in 2008. Audit fees primarily include fees related to the audit of the Company’s annual consolidated financial statements; the review of its quarterly consolidated financial statements; statutory audits required domestically and internationally; comfort letters, consents, and assistance with and review of documents filed with the SEC; offering memorandum, purchase accounting and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

Audit-Related Fees. Ernst & Young LLP’s fees for audit-related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements were $2.4 million in 2009 and $3.1 million in 2008. Audit-related fees primarily include fees related to service auditor examinations, due diligence related to mergers and acquisitions, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards not classified as audit fees.

Tax Fees. Ernst & Young LLP’s fees for tax compliance, tax advice, and tax planning services to the Company were $2.3 million in 2009 and $3.4 million in 2008.

All Other Fees. The Company did not pay Ernst & Young LLP’s any fees for all other professional services in 2009 or 2008.

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

During 2009, all audit and non-audit services provided by Ernst & Young LLP were pre-approved by the Audit Committee of the Board of Directors or, consistent with the pre-approval policy of the Audit Committee, by the Chairperson of the Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

See Index to Financial Statements on page 94

(2)	Financial Statement Schedules

See Index to Financial Statements on page 94

(3)	Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.

(b)	The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006, Commission File No. 1-11073).

2.2	Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2007, Commission File No. 1-11073).

3(i)	Restated Certificate of Incorporation of First Data Corporation (incorporated by reference to Exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

3(ii)	Registrant’s By-laws (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

4.1	Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9 7/8% Senior Notes (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.2	Senior Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Notes due 2015 and Senior PIK Notes due 2015 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.3	Senior Subordinated Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.4	Senior Unsecured Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

EXHIBIT NO.	DESCRIPTION
4.5	Indenture dated as of March 26, 1993 between the Registrant and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed June 3, 1994, Commission File No. 1-11073 (Registration No. 33-74568)).

4.6	2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2007, Commission File No. 1-11073).

10.1	Credit Agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007 among First Data Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, swingline lender and letter of credit issuer, Citibank, N.A., as syndication agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

10.2	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.3	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.4	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.5	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.6	Letter Agreement, dated as of June 27, 2007, between New Omaha Holdings L.P. and Michael Capellas, as assumed by First Data Corporation and New Omaha Holdings Corporation as of September 24, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 28, 2007, Commission file No. 1-11073). *

10.7	Employment Agreement between the Registrant and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission file No. 1-11073). *

10.8	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.9	Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

EXHIBIT NO.	DESCRIPTION
10.10(1)	Form of Management Stockholder’s Agreement for Executive Committee Members (with amendments through January 1, 2010). *

10.11	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.12	First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 12, 1999 Annual Meeting, Commission File No. 1-11073). *

10.13	First Data Corporation 2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007, Commission File No. 1-11073). *

10.14	Registrant’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K filed on March 25, 2009, Commission File No. 1-11073) *

10.15	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2004, Commission File No. 1-11073). *

10.16	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.17	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 non-Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.18	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.19	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.20	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.21	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.22	First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 as amended and restated effective September 24, 2007 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073). *

EXHIBIT NO.	DESCRIPTION
10.23	Amendment No. 1 to the First Data Corporation Severance/Change in Control Policy (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K filed on March 25, 2009, Commission File No. 1-11073).

10.24(1)	Description of Named Executive Officer salary and bonus arrangements for 2010. *

10.25	Description of First Data Holdings Inc. director compensation (incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-4 filed August 13, 2008, Commission File No. 1-11073). *

10.26	First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-4 filed August 13, 2008, Commission File No. 1-11073). *

21(1)	Subsidiaries of the Registrant.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.
(c)	The following financial statements are included in this annual report:

(1)	Chase Paymentech

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

NOTE 1—ORGANIZATION AND BUSINESS

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

Cash Flow Hedges

The Company’s Canadian operations utilize forward contracts to hedge exposure to foreign currency fluctuations in the exchange rate for U.S. dollars. Derivative instruments are accounted for as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 133). The Company includes derivatives in prepaid expenses and other current assets or other accrued expenses, as appropriate, on the combined balance sheets at fair value. Changes in the fair value of derivative contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income, and reclassified into foreign currency exchange in the combined statements of income and comprehensive income when the underlying hedged item affects earnings.

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

A summary of the amounts included on the combined balance sheets as of December 31, 2007 and 2006 and the combined statements of income and comprehensive income for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

		2007
Related Party	Nature of Relationship	Receivables from (payables to) related parties, net	Revenue (expense), net
JPMorgan Chase	Banking and investment management services	$(702)	$50,052
	Customer referral program	(1,288)	(7,240)
	Transaction and related services, net	481	8,925
	Indemnification agreements	(345)	(1,382)
	Rent	—	(2,761)

FDC	Transaction servicing and related services	(31,923)	(193,073)
	Point-of-sale equipment and supplies	(2,086)	(23,091)
	Debit interchange	(3,712)	(29,097)
	Data transmission, authorization and portfolio management services	1,632	9,605

Related Party	Nature of Relationship	2006
		Receivables from (payables to) related parties, net	Revenue (expense), net
JPMorgan Chase	Banking and investment management services	$2,411	$57,150
	Customer referral program	(312)	(3,267)
	Transaction and related services, net	1,085	2,966
	Indemnification agreements	(333)	(2,422)
	Rent	—	(1,478)

FDC	Transaction servicing and related services	(31,501)	(214,356)
	Point-of-sale equipment and supplies	(11,554)	(31,633)
	Debit interchange	(1,951)	(16,936)
	Employee lease arrangement	(2,583)	(14,921)
	Data transmission, authorization and portfolio management services	1,500	10,291

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
Michael D. Capellas Chief Executive Officer and Chairman of the Board
Date: March 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MICHAEL D. CAPELLAS Michael D. Capellas	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2010

/s/ PAT SHANNON Pat Shannon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2010

/s/ RAY E. WINBORNE Ray E. Winborne	Senior Vice President and Controller (Principal Accounting Officer)	March 11, 2010

/s/ JAMES R. FISHER James R. Fisher	Director	March 11, 2010

/s/ JOE W. FOREHAND Joe W. Forehand	Director	March 11, 2010

/s/ HENRY R. KRAVIS Henry R. Kravis	Director	March 11, 2010

/s/ SCOTT C. NUTTALL Scott C. Nuttall	Director	March 11, 2010

/s/ TAGAR C. OLSON Tagar C. Olson	Director	March 11, 2010

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006, Commission File No. 1-11073).

2.2	Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2007, Commission File No. 1-11073).

3(i)	Restated Certificate of Incorporation of First Data Corporation (incorporated by reference to Exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

3(ii)	Registrant’s By-laws (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

4.1	Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9 7/8% Senior Notes (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.2	Senior Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Notes due 2015 and Senior PIK Notes due 2015 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.3	Senior Subordinated Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.4	Senior Unsecured Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.5	Indenture dated as of March 26, 1993 between the Registrant and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed June 3, 1994, Commission File No. 1-11073 (Registration No. 33-74568)).

4.6	2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2007, Commission File No. 1-11073).

EXHIBIT NO.	DESCRIPTION
10.1	Credit Agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007 among First Data Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, swingline lender and letter of credit issuer, Citibank, N.A., as syndication agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

10.2	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.3	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.4	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.5	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.6	Letter Agreement, dated as of June 27, 2007, between New Omaha Holdings L.P. and Michael Capellas, as assumed by First Data Corporation and New Omaha Holdings Corporation as of September 24, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 28, 2007, Commission file No. 1-11073). *

10.7	Employment Agreement between the Registrant and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission file No. 1-11073). *

10.8	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.9	Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.10(1)	Form of Management Stockholder’s Agreement for Executive Committee Members (with amendments through January 1, 2010). *

10.11	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.12	First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 12, 1999 Annual Meeting, Commission File No. 1-11073). *

EXHIBIT NO.	DESCRIPTION
10.13	First Data Corporation 2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007, Commission File No. 1-11073). *

10.14	Registrant’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K filed on March 25, 2009, Commission File No. 1-11073) *

10.15	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2004, Commission File No. 1-11073). *

10.16	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.17	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 non-Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.18	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.19	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.20	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.21	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.22	First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 as amended and restated effective September 24, 2007 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073). *

10.23	Amendment No. 1 to the First Data Corporation Severance/Change in Control Policy (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K filed on March 25, 2009, Commission File No. 1-11073).

10.24(1)	Description of Named Executive Officer salary and bonus arrangements for 2010. *

EXHIBIT NO.	DESCRIPTION
10.25	Description of First Data Holdings Inc. director compensation (incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-4 filed August 13, 2008, Commission File No. 1-11073). *

10.26	First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-4 filed August 13, 2008, Commission File No. 1-11073). *

21(1)	Subsidiaries of the Registrant.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.