Form 10-Q
period 2010-03-31
FIRST DATA CORP
filed 2010-05-14
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	Three months ended March 31,
	2010	2009
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$792.4	$621.5
Check services	90.5	86.5
Card services (a)	433.2	470.4
Other services	132.1	128.4
Product sales and other (a)	194.8	179.8
Reimbursable debit network fees, postage and other	759.1	589.6

	2,402.1	2,076.2

Expenses:
Cost of services (exclusive of items shown below)	755.5	714.3
Cost of products sold	75.3	63.5
Selling, general and administrative	378.7	326.5
Reimbursable debit network fees, postage and other	759.1	589.6
Depreciation and amortization	351.3	329.5
Other operating expenses:
Restructuring, net	12.5	25.1
Litigation and regulatory settlements	(0.3)	(2.7)

	2,332.1	2,045.8

Operating profit	70.0	30.4

Interest income	2.0	3.3
Interest expense	(448.9)	(448.2)
Other income (expense)	8.2	23.3

	(438.7)	(421.6)

Loss before income taxes and equity earnings in affiliates	(368.7)	(391.2)
Income tax benefit	(138.1)	(144.8)
Equity earnings in affiliates	22.2	18.5

Net loss	(208.4)	(227.9)
Less: Net income attributable to noncontrolling interests	31.7	3.4

Net loss attributable to First Data Corporation	$(240.1)	$(231.3)

(a)

Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $30.1 million for the three months ended March 31, 2010 and $25.4 million for the comparable period in 2009.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$731.4	$737.0
Accounts receivable, net of allowance for doubtful accounts of $16.2 (2010) and $14.9 (2009)	2,320.0	2,455.5
Settlement assets	6,656.7	6,870.3
Other current assets	415.8	398.8

Total current assets	10,123.9	10,461.6

Property and equipment, net of accumulated depreciation of $510.7 (2010) and $463.7 (2009)	1,029.9	1,051.4
Goodwill	17,377.8	17,475.8
Customer relationships, net of accumulated amortization of $1,908.1 (2010) and $1,723.8 (2009)	5,800.4	6,008.8
Other intangibles, net of accumulated amortization of $786.9 (2010) and $698.3 (2009)	2,068.0	2,121.1
Investment in affiliates	1,253.0	1,291.3
Long-term settlement assets	459.7	480.7
Other long-term assets	818.5	844.7

Total assets	$38,931.2	$39,735.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$192.2	$200.7
Short-term and current portion of long-term borrowings	592.8	304.9
Settlement obligations	7,160.5	7,394.7
Other current liabilities	1,122.3	1,554.9

Total current liabilities	9,067.8	9,455.2

Long-term borrowings	22,396.3	22,304.9
Long-term deferred tax liabilities	1,213.8	1,346.4
Other long-term liabilities	1,266.8	1,301.9

Total liabilities	33,944.7	34,408.4

Commitments and contingencies (See Note 7)
Redeemable noncontrolling interest	241.8	226.9
First Data Corporation stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2010 and 2009)	—	—
Additional paid-in capital	7,392.2	7,394.3

Paid-in capital	7,392.2	7,394.3
Accumulated loss	(5,372.1)	(5,127.3)
Accumulated other comprehensive loss	(784.0)	(681.7)

Total First Data Corporation stockholder’s equity	1,236.1	1,585.3

Noncontrolling interests	3,508.6	3,514.8

Total equity	4,744.7	5,100.1

Total liabilities and equity	$38,931.2	$39,735.4

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three months ended March 31,
	2010	2009
Cash and cash equivalents at beginning of period	$737.0	$406.3

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(208.4)	(227.9)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	379.2	352.1
Charges related to other operating expenses and other income (expense)	4.0	1.3
Other non-cash and non-operating items, net	144.9	135.7
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	108.8	427.0
Other assets, current and long-term	75.9	68.5
Accounts payable and other liabilities, current and long-term	(493.9)	(368.5)
Income tax accounts	(181.1)	(169.7)

Net cash (used in) provided by operating activities	(170.6)	218.5

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(0.4)	(9.2)
Payments related to other businesses previously acquired	(1.3)	(13.5)
Proceeds from dispositions, net of expenses paid and cash disposed	21.2	—
Additions to property and equipment	(32.8)	(48.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(48.5)	(33.9)
Other investing activities	18.0	6.0

Net cash used in investing activities	(43.8)	(98.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	289.0	(41.4)
Principal payments on long-term debt	(56.5)	(48.2)
Distributions and dividends paid to noncontrolling interests	(23.3)	(3.6)
Distributions paid to redeemable noncontrolling interests	(1.5)	—
Cash dividends	(4.7)	—

Net cash provided by (used in) financing activities	203.0	(93.2)

Effect of exchange rate changes on cash and cash equivalents	5.8	(10.9)

Change in cash and cash equivalents	(5.6)	15.8

Cash and cash equivalents at end of period	$731.4	$422.1

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)

			First Data Corporation Shareholder
Three months ended March 31, 2010	Total	Comprehensive Income (Loss)	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2009	$5,100.1		$(5,127.3)	$(681.7)	0.0	$7,394.3	$3,514.8
Dividends and distributions paid to noncontrolling interests	(23.3)						(23.3)
Comprehensive loss:
Net (loss) income (a)	(216.9)	$(216.9)	(240.1)				23.2
Other comprehensive loss, net of taxes:
Unrealized losses on securities	(0.1)	(0.1)		(0.1)
Unrealized gains on hedging activities	9.7	9.7		9.7
Foreign currency translation adjustment	(120.1)	(120.1)		(114.0)			(6.1)
Pension liability adjustment	2.1	2.1		2.1

Other comprehensive loss		(108.4)

Comprehensive loss		$(325.3)

Adjustment to redemption value of redeemable noncontrolling interests	(7.9)					(7.9)
Stock compensation expense and other	5.8					5.8
Cash dividends paid by First Data Corporation to Parent	(4.7)		(4.7)

Balance, March 31, 2010	$4,744.7		$(5,372.1)	$(784.0)	0.0	$7,392.2	$3,508.6

(a)

The total net loss presented in the Consolidated Statements of Equity for the three months ended March 31, 2010 is $8.5 million greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

			First Data Corporation Shareholder
Three months ended March 31, 2009	Total	Comprehensive Income (Loss)	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2008	$2,402.3		$(4,068.0)	$(934.9)	0.0	$7,380.8	$24.4
Acquisitions	4.1						4.1
Dividends paid to noncontrolling interests	(3.6)						(3.6)
Comprehensive loss:
Net (loss) income	(227.9)	$(227.9)	(231.3)				3.4
Other comprehensive income (loss), net of taxes:
Unrealized losses on securities	(11.2)	(11.2)		(11.2)
Unrealized gains on hedging activities	38.9	38.9		38.9
Foreign currency translation adjustment	(150.9)	(150.9)		(150.5)			(0.4)

Other comprehensive loss		(123.2)

Comprehensive loss		$(351.1)

Stock compensation expense and other	4.7					4.7

Balance, March 31, 2009	$2,056.4		$(4,299.3)	$(1,057.7)	0.0	$7,385.5	$27.9

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in millions)

	Three months ended March 31,
	2010	2009
Net loss (a)	$(216.9)	$(227.9)
Other comprehensive loss, net of tax:
Unrealized losses on securities	(0.1)	(11.2)
Unrealized gains on hedging activities	9.7	38.9
Foreign currency translation adjustment	(120.1)	(150.9)
Pension liability adjustment	2.1	—

Total other comprehensive loss, net of tax	(108.4)	(123.2)

Comprehensive loss	(325.3)	(351.1)
Less: Comprehensive income attributable to noncontrolling interests	17.1	3.0

Comprehensive loss attributable to First Data Corporation	$(342.4)	$(354.1)

(a)

The net loss presented in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2010 is $8.5 million greater than the amounts presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2010, the consolidated results of its operations, cash flows, changes in equity and comprehensive income (loss) for the three months ended March 31, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Presentation

Effective January 1, 2010, the Integrated Payment Systems operating segment is being reported within All Other and Corporate. Results for 2009 have been adjusted to reflect the change. Other amounts in 2009 have also been adjusted to conform to current year presentation.

The Company sold a merchant acquiring business in Canada as well as a debit and credit card issuing and acquiring processing business in Austria, both reported within the International segment, in November 2009 and August 2009, respectively. The results of divested businesses are excluded from segment results. The International segment performance measures have been adjusted for 2009 to exclude the results of divested businesses.

Depreciation and amortization presented as a separate line item on the Company’s Consolidated Statements of Operations does not include amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $9.6 million and $5.0 million for the three months ended March 31, 2010 and 2009, respectively. Also not included is amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line of $18.3 million and $17.6 million for the three months ended March 31, 2010 and 2009, respectively.

Revenue Recognition

The Company recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $4,069.6 million and $2,732.3 million for the three months ended March 31, 2010 and 2009, respectively. Debit network fees related to acquired personal identification number based debit (“PIN-debit”) transactions are recognized in the “Reimbursable debit network fees, postage and other” revenue and expense lines of the Consolidated Statements of Operations. The debit network fees related to acquired PIN-debit transactions charged by debit networks totaled $604.7 million and $412.6 million for the three months ended March 31, 2010 and 2009, respectively. Comparability of the dollar amounts disclosed in this paragraph is impacted by the formation of the Banc of America Merchant Services alliance on June 26, 2009. Information regarding the Banc of America Merchant Services transaction is included in Note 4 to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Guidance

In October 2009, the FASB revised its guidance on Revenue Recognition for Multiple-Deliverable Revenue Arrangements. The amendments in this update enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers. Existing U.S. GAAP requires a company to use vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. The update does allow for the use of an estimated selling price if neither VSOE nor third-party evidence is available. The update requires additional disclosures of information about an entity’s multiple-deliverable arrangements. The requirements of the update apply prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The Company adopted the new guidance on January 1, 2010 and has no arrangements for which this adoption will have a material impact on its financial position and results of operations.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Three months ended March 31,
(in millions)	2010	2009
Investment gains and (losses)	$1.8	$(0.4)
Derivative financial instruments (losses) and gains	(24.7)	6.7
Divestitures, net	20.0	(0.5)
Non-operating foreign currency gains	11.1	17.5

Other income (expense)	$8.2	$23.3

Supplemental Cash Flow Information

During the three months ended March 31, 2010 and 2009, the principal amount of the Company’s senior PIK (Payment In-Kind) notes increased by $176.6 million and $165.2 million, respectively, resulting from the “payment” of accrued interest expense.

During the three months ended March 31, 2010 and 2009, the Company entered into capital leases totaling approximately $37 million and $68 million, respectively.

In March 2009, the remaining balance of the Company’s 9.875% senior unsecured cash-pay term loan bridge loans due 2015 that was not previously exchanged was exchanged for senior notes. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

Refer to Note 9 of these Consolidated Financial Statements for information concerning the Company’s stock-based compensation plans.

Note 3: Restructuring

Restructuring charges and reversal of restructuring accruals

The Company recorded restructuring charges comprised of severance totaling $16.4 million and facility closures totaling $0.2 million for the three months ended March 31, 2010. The restructurings resulted in the termination of approximately 140 employees company wide totaling $0.7 million in Retail and Alliance Services, $5.4 million in Financial Services, $6.4 million in International and $4.1 million in All Other and Corporate. The restructurings resulted from the Company aligning the business with strategic objectives as well as domestic site consolidations. Similar initiatives are expected to occur in future periods resulting in additional restructuring charges. Partially offsetting the charges were reversals of 2009 restructuring accruals of $4.1 million.

The following table summarizes the Company’s utilization of restructuring accruals for the period from January 1, 2010 through March 31, 2010 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2010	$58.5	$0.2
Expense provision	16.4	0.2
Cash payments and other	(27.1)	(0.1)
Changes in estimates	(3.5)	—

Remaining accrual at March 31, 2010	$44.3	$0.3

The Company recorded restructuring charges comprised of severance totaling $30.0 million and facility closures totaling $0.4 million for the three months ended March 31, 2009. The restructurings resulted in the termination of employees company wide totaling $9.5 million in Retail and Alliance Services, $6.1 million in Financial Services, $10.8 million in International and $3.6 million in All Other and Corporate. The restructurings resulted from the elimination of a select number of management and other positions as part of the Company’s cost saving initiatives. The Company incurred additional charges throughout 2009 and in 2010 related to these initiatives. Partially offsetting the charges are reversals of 2008 restructuring accruals of $5.3 million related to the Company’s change in strategy related to global labor sourcing initiatives.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4: Borrowings

Senior secured revolving credit facility

The Company’s senior secured revolving credit facility currently has commitments from nondefaulting financial institutions to provide $1,769.4 million of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit, of which $53.6 million and $39.6 million of letters of credit were issued under the facility as of March 31, 2010 and December 31, 2009, respectively. The Company had $292.9 million outstanding against this facility as of March 31, 2010 and no amount outstanding as of December 31, 2009. As of March 31, 2010, $1,422.9 million remained available under this facility after considering the amount outstanding above and the letters of credit issued under the facility.

Other short-term borrowings

The Company had approximately $555 million and $564 million available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity as of March 31, 2010 and December 31, 2009, respectively. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the euro, Australian dollar and Polish zloty. Certain of these arrangements are uncommitted (approximately $166 million and $184 million) but the Company had $74.2 million and $65.5 million of borrowings outstanding against them as of March 31, 2010 and December 31, 2009, respectively. The total amounts outstanding against short-term lines of credit and other arrangements were $101.4 million and $109.2 million as of March 31, 2010 and December 31, 2009, respectively.

Senior secured term loan facility

The terms of the Company’s senior secured term loan facility require the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. During the three months ended March 31, 2010 and 2009, the Company paid $32.1 million and $32.2 million, respectively, of principal payments on the senior secured term loan facility in accordance with this provision ($29.7 million and $29.8 million, respectively, related to the U.S. dollar denominated loan and $2.4 million and $2.4 million, respectively, related to the euro denominated loan).

Senior PIK notes

The terms of the Company’s senior PIK notes require that interest on the notes up to and including September 30, 2011 be paid entirely by increasing the principal amount of the outstanding notes or by issuing senior PIK notes. During the three months ended March 31, 2010 and 2009, the Company increased the principal amount of these notes by $176.6 million and $165.2 million, respectively, in accordance with this provision.

Note 5: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Effective January 1, 2010, the Integrated Payment Systems operating segment is being reported within All Other and Corporate. Results for 2009 have been adjusted to reflect the change. Other amounts in 2009 have been adjusted to conform to current year presentation.

The following table presents the Company’s operating segment results for the three months ended March 31, 2010 and 2009:

Three months ended March 31, 2010 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$651.6	$338.3	$301.1	$38.9	$1,329.9
Product sales and other	85.6	7.8	83.8	19.3	196.5
Equity earnings in affiliates (a)	—	—	6.8	—	6.8

Total segment reporting revenues	$737.2	$346.1	$391.7	$58.2	$1,533.2

Internal revenue	$4.2	$8.5	$2.2	$—	$14.9
External revenue	733.0	337.6	389.5	58.2	1,518.3
Depreciation and amortization	168.4	84.0	73.9	14.7	341.0
Segment EBITDA	249.3	133.1	78.1	(36.2)	424.3
Other operating expenses and other income (expense) excluding divestitures	(3.4)	(4.9)	(4.1)	(11.6)	(24.0)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Three months ended March 31, 2009 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$610.8	$365.0	$266.4	$52.6	$1,294.8
Product sales and other	80.4	7.6	68.2	18.7	174.9
Equity earnings in affiliates (a)	—	—	5.6	—	5.6

Total segment reporting revenues	$691.2	$372.6	$340.2	$71.3	$1,475.3

Internal revenue	$4.0	$8.8	$1.2	$0.3	$14.3
External revenue	687.2	363.8	339.0	71.0	1,461.0
Depreciation and amortization	187.4	80.4	61.7	14.9	344.4
Segment EBITDA	264.9	162.4	72.3	(28.1)	471.5
Other operating expenses and other income (expense) excluding divestitures	(5.9)	(4.5)	(11.7)	23.6	1.5

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three months ended March 31,
(in millions)	2010	2009
Revenues:
Total reported segments	$1,475.0	$1,404.0
All Other and Corporate	58.2	71.3
Adjustment to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(9.9)	(3.3)
Eliminations (c)	(14.9)	(14.3)

Adjusted Revenue	1,508.4	1,457.7

Adjustment to reconcile to Consolidated revenues:
Divested businesses	—	23.8
Adjustments for non-wholly-owned entities (d)	52.4	(50.8)
Official check and money order revenues (b)	9.9	3.3
ISO commission expense	72.3	52.6
Reimbursable debit network fees, postage and other	759.1	589.6

Consolidated revenues	$2,402.1	$2,076.2

Segment EBITDA:
Total reported segments	$460.5	$499.6
All Other and Corporate	(36.2)	(28.1)

Adjusted EBITDA	424.3	471.5

Adjustments to reconcile to Loss before income taxes and equity earnings in affiliates:
Divested businesses	—	14.5
Adjustments for non-wholly-owned entities (d)	19.7	(33.0)
Depreciation and amortization	(351.3)	(329.5)
Interest expense	(448.9)	(448.2)
Interest income	2.0	3.3
Other items (e)	(4.0)	0.9
Stock based compensation	(5.3)	(4.5)
Official check and money order EBITDA (b)	6.4	(2.4)
Cost of data center, technology and savings initiatives	(5.8)	(57.4)
KKR merger related items	(5.8)	(6.2)
Eliminations	—	(0.2)

Loss before income taxes and equity earnings in affiliates	$(368.7)	$(391.2)

(a)

Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for the International segment.

(b)	Represents adjustments for the official check and money order businesses which are excluded from Adjusted revenue and Adjusted EBITDA due to the Company’s wind down of these businesses.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(c)	Represents elimination of intersegment revenue.
(d)

Represent the reversal of the proportionate consolidation adjustments made to the Retail and Alliance Services segment revenue or segment EBITDA and equity earnings included in the International segment revenue or segment EBITDA. Also includes the add back of net income attributable to noncontrolling interests excluded from International segment EBITDA.

(e)	Includes “Other operating expenses” and “Other income (expense)” as presented on the Consolidated Statements of Operations.

Segment assets are as follows (in millions):

	March 31, 2010	December 31, 2009
Assets:
Retail and Alliance Services	$25,165.7	$25,377.3
Financial Services	5,223.3	5,238.8
International	5,567.0	5,841.5
All Other and Corporate	2,975.2	3,277.8

Consolidated	$38,931.2	$39,735.4

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows (in millions):

	Three months ended March 31,
	2010	2009
Depreciation and Amortization:
Total reported segments	$326.3	$329.5
All Other and Corporate	14.7	14.9

	341.0	344.4

Adjustments to reconcile to consolidated depreciation and amortization:
Divested businesses	—	3.0
Adjustments for non-wholly-owned entities	28.6	(0.3)
Amortization of initial payments for new contracts	9.6	5.0

Total consolidated depreciation and amortization	$379.2	$352.1

Note 6: Redeemable Noncontrolling Interests

For a detailed discussion of the Banc of America Merchant Services, LLC (“BAMS”) transaction as well as the Company’s redeemable noncontrolling interests, refer to Notes 4 and 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Rockmount Investments, LLC (“Rockmount”) owns a 5% non-voting interest in the BAMS alliance. The Company owns a 40% noncontrolling interest in Rockmount. Rockmount may, at the sole option of the third party owning a controlling interest in Rockmount, require that BAMS redeem Rockmount’s interest in BAMS. This option is available during a specified period of time after each of the fourth quarter of 2009 and the first and second quarters of 2010, and upon certain conditions, additional periods thereafter. Rockmount did not exercise their option after the fourth quarter of 2009. If the option is exercised in May 2010, Rockmount’s interest will be redeemed by BAMS for approximately $215 million in cash in June 2010 (amount that would be payable to the third party by FDC). The redemption amount, if paid, will be based on Rockmount’s capital account balance in BAMS immediately prior to the redemption with an additional adjustment to be paid by the Company and Bank of America N.A. based on the level of BAMS revenues for the trailing 12 month period ended March 31, 2010. In the event of redemption by Rockmount, the Company would own 51% of BAMS and Bank of America N.A. would own 49%.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents a summary of the redeemable noncontrolling interests activity for the three months ended March 31, 2010 (in millions):

Balance at December 31, 2009	$226.9
Distributions	(1.5)
Share of income	8.5
Adjustment to redemption value of redeemable noncontrolling interests	7.9

Balance at March 31, 2010	$241.8

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

On August 3, 2007, Concord EFS, Inc. filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. On March 24, 2008, the Court entered an order granting the defendants’ motions for partial summary judgment, finding that the claims raised in this case would need to be addressed under a “Rule of Reason” analysis. On February 2, 2009, the Plaintiffs filed a Second Amended Complaint which was dismissed by the Court on September 4, 2009. On October 16, 2009, the Plaintiffs filed a Third Amended Complaint. The defendants filed a motion to dismiss the Third Amended Complaint on November 13, 2009 and the Court has scheduled a hearing for this motion on May 14, 2010.

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

Note 8: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended March 31,
(in millions)	2010	2009
Service costs	$0.8	$1.9
Interest costs	10.1	8.6
Expected return on plan assets	(10.2)	(8.0)
Amortization	0.6	0.8

Net periodic benefit expense	$1.3	$3.3

The Company estimates pension plan contributions for 2010 to be approximately $33 million. During the three months ended March 31, 2010, approximately $9 million was contributed to the United Kingdom plan and no contributions were made to the U.S. plan.

Note 9: Stock Compensation Plans

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $5.3 and $4.5 million pretax for the three months ended March 31, 2010 and 2009, respectively. Stock-based compensation expense is recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations. Stock-based options granted during the three months ended March 31, 2010 were immaterial.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10: Investment Securities

The principal components of the Company’s investment securities are as follows (in millions):

	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)(c)	Fair Value (d)
March 31, 2010
Student loan auction rate securities	$490.2	$—	$(31.9)	$(12.6)	$445.7
Corporate bonds	40.5	0.3	—	—	40.8
Other securities:
Cost-based investments	25.2	—	—	—	25.2
Other	0.6	0.2	—	—	0.8

Total other	25.8	0.2	—	—	26.0

Totals	$556.5	$0.5	$(31.9)	$(12.6)	$512.5

December 31, 2009
Student loan auction rate securities	$494.4	—	$(29.8)	$(14.9)	$449.7
Corporate bonds	270.7	$0.7	—	—	271.4
Other securities:
Cost-based investments	25.1	—	—	—	25.1
Other	15.8	0.2	—	—	16.0

Total other	40.9	0.2	—	—	41.1

Totals	$806.0	$0.9	$(29.8)	$(14.9)	$762.2

(a)	Represents amortized cost for debt securities.
(b)	“OTTI” refers to other-than-temporary impairments.
(c)	Represents the fair value adjustment for debt securities excluding that attributable to credit losses.
(d)	Represents cost for cost-based investments.

Investment securities are a component of the Company’s settlement assets and represent the investment of funds received by FDC from the sale of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities included in current settlement assets include primarily discounted commercial paper, money market funds and corporate bonds. The Company’s long-term settlement assets are comprised primarily of student loan auction rate securities (“SLARS”) and corporate bonds. The Company received no proceeds from the sale of long-term investment securities for the three months ended March 31, 2010 and $13.4 million for the three months ended March 31, 2009. Sales of the investments in 2009 resulted in gross realized pretax gains of $0.1 million and no gross realized pretax losses reclassified out of OCI into the “Product sales and other” line item of the Consolidated Statements of Operations. Additionally, the Company recognized a gain of $3.3 million in “Product sales and other” during the three months ended March 31, 2010 on the redemption of an investment previously impaired.

The Company carried other investments including equity securities and shares of a money market fund which are carried at fair value and included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets. Additionally, the Company maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost-based investments only if it is practicable to do so. As of March 31, 2010 it was deemed impracticable to estimate the fair value on $18.1 million of cost method assets, due to the lack of indicators of impairment, as well as the lack of sufficient data upon which to develop a valuation model and the excessive costs of obtaining an independent valuation in relation to the size of the investments. Proceeds from the sale of these investment securities totaled $0.3 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. Realized pretax gains and losses associated with these investments were recognized in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of March 31, 2010, all of the above noted investments, except cost method investments, were classified as available-for-sale. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of other comprehensive income (“OCI”). Unrealized gains and losses on investments carried at fair value were included as a separate component of OCI, net of any related tax effects. Net unrealized holding losses, net of tax, of $0.4 million and $11.2 million were recorded to OCI for the three months ended March 31, 2010 and 2009, respectively.

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in millions):

March 31, 2010	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	—	—	$445.7	$(44.5)	$445.7	$(44.5)
Corporate bonds (a)	$10.3	—	—	—	$10.3	—

	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	—	—	$449.7	$(44.7)	$449.7	$(44.7)

(a)	Unrealized losses less than 12 months are less than $50,000.

As of March 31, 2010, the Company’s unrealized losses related to the following:

Student loan auction rate securities—The unrealized losses resulted from securities that have decreased in fair value to below their amortized cost primarily due to the current lack of liquidity resulting from the failure of the auction mechanisms. The Company believes that the SLARS currently held, with the exception of securities issued by NextStudent, will recover all of their principal value by their maturity date due to the following:

•	the securities are comprised primarily of senior tranches;

•	the securities are predominantly backed by collateral that is 97%-98% guaranteed by Federal Family Education Loan Program (“FFELP”) with subordinated tranches covering the non-guaranteed portion;

•	the securities have loan to collateral value ratios of 100% or greater for all securities;

•

the securities have above investment grade credit ratings with the majority of securities rated at “A3” and “A-”or higher by Moody’s and Standard and Poor’s, respectively, with the exception of NextStudent securities which are rated “B3” and “BBB” by Moody’s and Fitch, respectively.

The Company believes that the NextStudent SLARS may not recover all of their principal value by their maturity date and that it may incur a credit loss on these securities at least equal to the non-guaranteed portion of the underlying collateral. Based on the Company’s qualitative assessment of these and other relevant factors, management concluded in 2009 that a credit loss should be recognized for the securities issued by NextStudent but that no credit loss should be recognized for all other SLARS. During the first quarter of 2010, the Company made the decision to sell a portion of the NextStudent securities and recognized an additional other-than-temporary impairment of $0.3 million.

The Company does not currently intend to sell the SLARS, with the exception of NextStudent as discussed above, and does not consider it more likely than not that it will be required to sell the SLARS before the recovery of their amortized cost basis. This determination was based on management’s expectation as to when certain related settlement liabilities will need to be funded and the Company’s ability to use its revolving credit facility in the event the settlement liabilities need to be funded before the SLARS are liquid.

Corporate bonds – The unrealized losses on the Company’s investments in corporate bonds resulted from temporary rate fluctuations that occurred during the first quarter of 2010. The unrealized losses were deemed to be not other-than-temporary because the Company does not consider it more likely than not that it will be required to sell the corporate bonds before the recovery of their amortized cost basis. Maturities will occur during the first quarter 2011.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents maturity information for the Company’s investments in debt securities at March 31, 2010 (in millions):

Fair Value
Due within one year	$27.5
Due after one year through five years	13.7
Due after five years through 10 years	28.9
Due after 10 years	416.8

Total debt securities	$486.9

Note 11: Derivative Financial Instruments

Risk Management Objectives and Strategies

The Company is exposed to various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates, that exist as part of its ongoing business operations. The Company utilizes certain derivative financial instruments to enhance its ability to manage these risks.

As of March 31, 2010, the Company uses derivative instruments to mitigate (i) cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), (ii) to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates and (iii) to protect the Company from foreign currency exposure related to an outsourcing contract with a foreign vendor.

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

With respect to derivative instruments that are afforded hedge accounting, the effective portion of changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a net investment hedge that qualifies for hedge accounting are recorded as part of the cumulative translation adjustment in OCI. Any ineffectiveness associated with the aforementioned cash flow hedges is recorded immediately in the Consolidated Statements of Operations.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

DERIVATIVES NOT QUALIFYING FOR HEDGE ACCOUNTING

At March 31, 2010, the Company had certain derivative instruments that functioned as economic hedges but no longer qualify or were not designated to qualify for hedge accounting. Such instruments included a cross-currency swap to hedge foreign currency exposure from an intercompany loan, cross-currency swaps to hedge an investment in a foreign subsidiary from fluctuations in foreign currency exchange rates, a foreign exchange rate collar to hedge foreign currency exposure related to an outsourcing contract with a foreign vendor, and interest rate swaps to hedge the interest payments on variable rate debt from fluctuations in interest rates.

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

As of March 31, 2010, the notional amount of the foreign exchange rate collar was approximately 86.5 million Philippine pesos ($1.9 million). The notional amount of the cross-currency swaps was 91.1 million euro (approximately $122.2 million).

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

DERIVATIVES THAT QUALIFY FOR HEDGE ACCOUNTING

Hedge of a Net Investment in a Foreign Operation

As of March 31, 2010, the Company had a cross currency swap that was designated as a hedge of net investments in foreign operations with an aggregate notional amount of 115.0 million Australian dollars (approximately $104 million).

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below.

Cash Flow Hedges

As of March 31, 2010, the Company had interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $4.5 billion of the approximate $12.5 billion variable rate senior secured term loan. As discussed above, the Company had additional interest rate swaps with notional amounts totaling $3 billion that do not qualify for hedge accounting. The Company also had basis rate swaps that modify the variable rates on $4.0 billion of the $7.5 billion interest rate swaps and that lower the fixed interest rates on those interest rate swaps. The basis swaps pay interest at rates equal to three-month-LIBOR and receive interest at rates equal to one-month-LIBOR plus a fixed spread. The basis swaps expire on September 24, 2010. The Company pays interest on its senior secured term loan facility based on the one-month-LIBOR interest rate index to match the terms of the basis swaps. Ineffectiveness associated with these hedges is recognized immediately in the Consolidated Statements of Operations.

At March 31, 2010, the maximum length of time over which the Company is hedging its exposure is approximately 2.5 years. The Company follows the hypothetical derivative method to measure hedge ineffectiveness. A $2.2 million loss and $1.8 million loss associated with ineffectiveness were recognized in earnings for the three months ended March 31, 2010 and 2009, respectively, related to the cash flow hedges mostly due to the hedges being off-market at the time of designation. The amount of losses in OCI related to the hedged transactions as of March 31, 2010 that is expected to be reclassified into the Consolidated Statements of Operations within the next 12 months is approximately $116 million.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Balance Sheets or in the Consolidated Statements of Operations, see the tabular information presented below.

FAIR VALUE OF DERIVATIVE INSTRUMENTS

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of March 31, 2010
	Derivative Assets		Derivative Liabilities
(in millions)	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contracts	$0.2	Other long- term assets	$(311.4)	Other long-term liabilities and Other current liabilities
Foreign exchange contracts	—		(12.8)	Other long-term liabilities

Total derivatives designated as hedging instruments	0.2		(324.2)

Derivatives not designated as hedging instruments
Interest rate contracts	—		(148.4)	Other long-term liabilities and Other current liabilities
Foreign exchange contracts	6.8	Other long- term assets	(2.0)	Other long-term liabilities

Total derivatives not designated as hedging instruments	6.8		(150.4)

Total Derivatives	$7.0		$(474.6)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of December 31, 2009
(in millions)	Derivative Assets		Derivative Liabilities
	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contracts	—		$(304.4)	Other long-term liabilities and Other current liabilities
Foreign exchange contracts	—		(10.0)	Other long-term liabilities

Total derivatives designated as hedging instruments	—		(314.4)

Derivatives not designated as hedging instruments
Interest rate contracts	—		(153.5)	Other long-term liabilities and Other current liabilities
Foreign exchange contracts	$1.2	Other long- term assets	(3.6)	Other long-term liabilities

Total derivatives not designated as hedging instruments	1.2		(157.1)

Total Derivatives	$1.2		$(471.5)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

For the three months ended March 31, 2010

(in millions, pretax)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in cash flow hedging relationships
Interest rate contracts	$(23.9)	$(39.5)	Interest expense	$(2.2)	Other income (expense)
Derivatives in net investment hedging relationships
Foreign exchange contracts	—	—		$(2.8)	Other income (expense)

	Amount of Gain or (Loss) Recognized in Income on Derivative	Location of Gain or (Loss) recognized in Income on Derivative
Derivatives not designated as hedging instruments
Interest rate contracts	$(26.8)	Other income (expense)
Foreign exchange contracts	$7.1	Other income (expense)

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
Derivatives in net investment hedging relationships
Foreign exchange contracts	$2.4	—		$(0.1)	Other income (expense)

	Amount of Gain or (Loss) Recognized in Income on Derivative	Location of Gain or (Loss) recognized in Income on Derivative
Derivatives not designated as hedging instruments
Interest rate contracts	$2.9	Other income (expense)
Foreign exchange contracts	$5.7	Other income (expense)

ACCUMULATED DERIVATIVE GAINS AND LOSSES

The following table summarizes activity in other comprehensive income for the three months ended March 31, 2010 related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company (in millions, after tax):

Three months ended March 31, 2010
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(242.3)
Less: Reclassifications into earnings from other comprehensive income (loss)	24.7

(217.6)
Net losses in fair value of derivatives (a)	(15.0)

Accumulated loss included in other comprehensive income (loss) at end of the period	$(232.6)

(a)	Gains and losses are included in unrealized (losses) gains on hedging activities and in foreign currency translation adjustment on the Consolidated Statements of Equity.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12: Fair Value Measurement

Fair value of financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments (in millions):

March 31, 2010	Carrying Value	Fair Value
Financial instruments:
Settlement assets:
Short-term investment securities	$27.0	$27.0
Long-term investment securities	$459.7	$459.7
Other long-term assets:
Long-term investment securities	$25.8	$25.8
Derivative financial instruments	$7.0	$7.0
Other current liabilities:
Derivative financial instruments	$6.4	$6.4
Long-term borrowings:
Long-term borrowings	$22,396.3	$19,430.4
Other long-term liabilities:
Derivative financial instruments	$468.2	$468.2

The estimated fair values of investment securities and derivative financial instruments are described below. Refer to Notes 10 and 11 of these Consolidated Financial Statements for additional information regarding the Company’s investment securities and derivative financial instruments, respectively.

The estimated fair market value of long-term borrowings were primarily based on market trading prices. For additional information regarding the Company’s borrowings, refer to Note 4 of these Consolidated Financial Statements as well as to Note 9 of the Company’s Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Concentration of credit risk

The Company’s investment securities are diversified across multiple issuers with no single issuer representing more than 14% of the total carrying value of its investment portfolio (investment securities plus cash and cash equivalents). In addition to investment securities, the Company maintains other financial instruments with various financial institutions. The Company generally limits its concentration of financial instruments with any one institution to 10% of the aggregate value of its investment portfolio and limits its derivative financial instruments credit risk by maintaining contracts with counterparties rating “A” or higher. The Company periodically reviews the credit standings of these institutions.

Assets and liabilities measured at fair value on a recurring basis

Financial instruments carried at fair value as of March 31, 2010 and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy:

	Fair Value Measurement Using
As of March 31, 2010 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$445.7	$445.7
Other available-for-sale securities:
Money market funds	—	284.5	—	284.5
Discounted commercial paper	—	312.0	—	312.0
Fixed rate corporate bonds	—	40.8	—	40.8
Time deposits	—	40.0	—	40.0
Preferred stock	0.3	—	—	0.3

Total other available-for-sale securities	0.3	677.3	—	677.6
Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Interest rate swap contracts	—	0.2	—	0.2
Foreign currency derivative contracts	—	6.8	—	6.8

Total other long-term assets	—	7.5	—	7.5

Total assets at fair value	$0.3	$684.8	$445.7	$1,130.8

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$6.4	$—	$6.4
Other long-term liabilities:
Interest rate swap contracts	—	453.4	—	453.4
Foreign currency derivative contracts	—	14.8	—	14.8

Total liabilities at fair value	$—	$474.6	$—	$474.6

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Settlement assets-Student loan auction rate securities

As of March 31, 2010, the Company held SLARS which are long-term debt instruments, issued by student loan trusts, with variable interest rates that historically reset through a periodic Dutch auction process but do not include a put-back option. Due to the collapse of the auction market in 2008, the Company will not be able to readily access liquidity at par value for the SLARS until the auction market successfully resumes, a secondary market is established for long-term investors, or issuers redeem the securities. A failed auction does not represent a default by the issuer of the underlying security. As of March 31, 2010, the majority of the SLARS held by the Company were highly rated (“A3” and “A-”or higher by Moody’s and Standard and Poor’s, respectively) and all were collateralized by securitized student loans substantially guaranteed by the U.S. government through the FFELP. The NextStudent securities, with a total fair value of $75.5 million, were also collateralized by securitized student loans substantially guaranteed by the U.S. government but were rated “B3” by Moody’s, and “BBB” by Fitch. The investment ratings were considered in determining the fair value of and the estimated credit loss for the NextStudent securities. As a result of the failed auctions, the trusts are required and continue to pay maximum interest rates as defined in the security offering documents which are typically based on either LIBOR or Treasury rates plus a spread.

Due to the lack of observable market activity for the SLARS held by the Company as of March 31, 2010, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact of the current lack of liquidity on the fair value. All key assumptions and valuations were determined by and are the responsibility of management. At March 31, 2010, the securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rate, as well as underlying collateral, ratings, and guarantees or insurance. Substantially all SLARS held by the Company have collateral backed by FFELP. The probabilities of auction failure, a successful auction at par or repurchase at par for each future period were then forecasted. The Company assumed that the issuers will continue to pay maximum interest rates on the securities until the event of a successful auction or repurchase, at which point the Company would sell the SLARS at par through the auction. To determine the fair value of each security, the weighted-average cash flows for each period were discounted back to present value at the determined discount rate for each security. As of March 31, 2010, cumulative probabilities of principal to be returned for “AAA” and “Aaa” rated SLARS were estimated at approximately 48% over a two year period and 89% over a five year period. The probabilities were lower for lower rated securities. The discount rates used in the valuation were a combination of the liquidity risk premium assigned to the security (which ranged from 4% to 5%) plus the treasury strip yield (zero coupon treasury bond) for the individual period for which a cash flow was being discounted. A 100 basis point change in liquidity risk premium, as well as other factors including default probability and default recovery rate assumptions, would impact the value of the SLARS by approximately $18 million.

The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance January 1, 2010	$449.7
Total gains or losses (realized or unrealized):
Included in other comprehensive income	0.2
Included in product sales and other	(0.3)
Settlements	(3.9)
Transfers in (out) of Level 3	—

Ending balance March 31, 2010	$445.7

Settlement assets-Other available-for-sale securities

As of March 31, 2010, the money market funds, discounted commercial paper and some of the time deposits are considered cash equivalents. Prices for these securities are not quoted on active exchanges but are priced through an independent third-party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs as noted below for each type of instrument.

•	Money market funds and time deposits – typically valued at par

•	Discounted commercial paper – market approach using observable inputs including maturity dates, issue dates, credit ratings, current commercial paper rates and settlement dates

•	Fixed rate corporate bonds – market approach using observable inputs including reported trades, benchmark yields, broker/dealer quotes, issuer spreads and other standard inputs

The Company’s experience with these types of investments and expectations of the current investments held is that they will be satisfied at the current carrying amount. These securities were classified as Level 2.

Other long-term assets-Available-for-sale securities

The Company held certain other investments that were classified as available-for-sale and were classified as Level 2.

Derivative financial instruments

The Company uses derivative instruments to mitigate certain risks. The Company’s derivatives are not exchange listed and therefore the fair value is estimated under an income approach using Bloomberg analytics models that are based on readily observable market inputs. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observables including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity and, accordingly, the Company’s derivatives were classified within Level 2 of the fair value hierarchy. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized as of March 31, 2010 or that will be realized in the near future. Refer to Note 11 of these Consolidated Financial Statements for additional information regarding the Company’s derivative financial instruments.

Assets and liabilities measured at fair value on a non-recurring basis

During the three months ended March 31, 2010, the Company did not have any assets measured at fair value on a non-recurring basis.

Note 13: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 9 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s 9.875% senior notes, 10.55% senior PIK notes and 11.25% senior subordinated notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). None of the other subsidiaries of FDC, either direct or indirect, guarantee the notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured revolving credit facility and senior secured term loan facility. The 9.875% senior note, 10.55% senior PIK note and 11.25% senior subordinated note guarantees are unsecured and rank senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 9.875% senior note, 10.55% senior PIK note and 11.25% senior subordinated note guarantees rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the results of operations, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the three months ended March 31, 2010 and 2009, and as of March 31, 2010 and December 31, 2009 to arrive at the information for FDC on a consolidated basis.

(in millions)	Three months ended March 31, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$936.7	$544.9	$(33.4)	$1,448.2
Product sales and other	—	119.2	87.6	(12.0)	194.8
Reimbursable debit network fees, postage and other	—	532.5	243.4	(16.8)	759.1

	—	1,588.4	875.9	(62.2)	2,402.1

Expenses:
Cost of services (exclusive of items shown below)	—	425.0	363.9	(33.4)	755.5
Cost of products sold	—	60.0	27.3	(12.0)	75.3
Selling, general and administrative	60.9	209.3	108.5	—	378.7
Reimbursable debit network fees, postage and other	—	532.5	243.4	(16.8)	759.1
Depreciation and amortization	1.8	231.8	117.7	—	351.3
Other operating expenses:
Restructuring, net	(0.7)	9.5	3.7	—	12.5
Litigation and regulatory settlements	—	(0.3)	—	—	(0.3)

	62.0	1,467.8	864.5	(62.2)	2,332.1

Operating (loss) profit	(62.0)	120.6	11.4	—	70.0

Interest income	0.3	0.4	1.3	—	2.0
Interest expense	(441.5)	(1.9)	(5.5)	—	(448.9)
Interest income (expense) from intercompany notes	26.4	(34.8)	8.4	—	—
Other income (expense)	35.0	1.7	(28.5)	—	8.2
Equity earnings from consolidated subsidiaries	43.3	26.0	—	(69.3)	—

	(336.5)	(8.6)	(24.3)	(69.3)	(438.7)

(Loss) income before income taxes and equity earnings in affiliates	(398.5)	112.0	(12.9)	(69.3)	(368.7)
Income tax (benefit) expense	(158.4)	8.7	11.6	—	(138.1)
Equity earnings in affiliates	—	23.0	—	(0.8)	22.2

Net (loss) income	(240.1)	126.3	(24.5)	(70.1)	(208.4)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.2)	11.5	20.4	31.7

Net (loss) income attributable to First Data Corporation	$(240.1)	$126.5	$(36.0)	$(90.5)	$(240.1)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31, 2009
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,033.5	$274.3	$(1.0)	$1,306.8
Product sales and other	—	115.8	66.8	(2.8)	179.8
Reimbursable debit network fees, postage and other	—	577.4	12.2	—	589.6

	—	1,726.7	353.3	(3.8)	2,076.2

Expenses:
Cost of services (exclusive of items shown below)	—	567.7	147.6	(1.0)	714.3
Cost of products sold	—	48.7	17.6	(2.8)	63.5
Selling, general and administrative	53.1	167.0	106.4	—	326.5
Reimbursable debit network fees, postage and other	—	577.4	12.2	—	589.6
Depreciation and amortization	1.1	264.7	63.7	—	329.5
Other operating expenses:
Restructuring, net	1.1	17.7	6.3	—	25.1
Litigation and regulatory settlements	(2.7)	—	—	—	(2.7)

	52.6	1,643.2	353.8	(3.8)	2,045.8

Operating (loss) profit	(52.6)	83.5	(0.5)	—	30.4

Interest income	1.5	0.1	1.7	—	3.3
Interest expense	(441.7)	(2.0)	(4.5)	—	(448.2)
Interest (expense) income from intercompany notes	(35.2)	26.1	9.1	—	—
Other income (expense)	49.9	1.3	(27.9)	—	23.3
Equity earnings (loss) from consolidated subsidiaries	62.0	(16.6)	—	(45.4)	—

	(363.5)	8.9	(21.6)	(45.4)	(421.6)

(Loss) income before income taxes and equity earnings in affiliates	(416.1)	92.4	(22.1)	(45.4)	(391.2)
Income tax (benefit) expense	(184.8)	44.7	(4.7)	—	(144.8)
Equity earnings in affiliates	—	19.3	(0.8)	—	18.5

Net (loss) income	(231.3)	67.0	(18.2)	(45.4)	(227.9)
Less: Net income attributable to noncontrolling interests	—	0.2	3.2	—	3.4

Net (loss) income attributable to First Data Corporation	$(231.3)	$66.8	$(21.4)	$(45.4)	$(231.3)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	March 31, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6.3	$22.3	$702.8	—	$731.4
Accounts receivable, net of allowance for doubtful accounts	18.8	1,269.8	1,031.4	—	2,320.0
Settlement assets (a)	—	3,226.3	3,430.4	—	6,656.7
Other current assets	74.4	258.7	82.7	—	415.8

Total current assets	99.5	4,777.1	5,247.3	—	10,123.9

Property and equipment, net of accumulated depreciation	29.8	672.9	327.2	—	1,029.9
Goodwill	—	9,153.0	8,224.8	—	17,377.8
Customer relationships, net of accumulated amortization	—	3,279.3	2,521.1	—	5,800.4
Other intangibles, net of accumulated amortization	606.7	782.8	678.5	—	2,068.0
Investment in affiliates	—	1,354.7	33.2	$(134.9)	1,253.0
Long-term settlement assets (a)	—	—	459.7	—	459.7
Other long-term assets	550.6	227.3	40.6	—	818.5
Investment in consolidated subsidiaries	25,851.0	5,374.6	—	(31,225.6)	—

Total assets	$27,137.6	$25,621.7	$17,532.4	$(31,360.5)	$38,931.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2.1	$92.3	$97.8	—	$192.2
Short-term and current portion of long-term borrowings	434.7	39.5	118.6	—	592.8
Settlement obligations (a)	—	3,226.3	3,934.2	—	7,160.5
Other current liabilities	111.3	551.1	459.9	—	1,122.3

Total current liabilities	548.1	3,909.2	4,610.5	—	9,067.8

Long-term borrowings	22,242.2	51.1	103.0	—	22,396.3
Long-term deferred tax (assets) liabilities	(846.2)	2,055.9	4.1	—	1,213.8
Intercompany payable (receivable)	4,032.2	(3,273.6)	(758.6)	—	—
Intercompany notes	(1,184.5)	1,532.6	(348.1)	—	—
Other long-term liabilities	1,109.7	135.5	21.6	—	1,266.8

Total liabilities	25,901.5	4,410.7	3,632.5	—	33,944.7

Redeemable equity interests	—	—	376.7	$(376.7)	—
Redeemable noncontrolling interests	—	—	—	241.8	241.8
First Data Corporation stockholder’s equity	1,236.1	21,211.2	6,415.4	(27,626.6)	1,236.1
Noncontrolling interests	—	(0.2)	44.5	3,464.3	3,508.6
Equity of consolidated alliance	—	—	7,063.3	(7,063.3)	—

Total equity	1,236.1	21,211.0	13,523.2	(31,225.6)	4,744.7

Total liabilities and equity	$27,137.6	$25,621.7	$17,532.4	$(31,360.5)	$38,931.2

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	December 31, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$104.6	$25.4	$607.0	—	$737.0
Accounts receivable, net of allowance for doubtful accounts	17.1	1,106.3	1,332.1	—	2,455.5
Settlement assets (a)	—	3,523.3	3,347.0	—	6,870.3
Other current assets	69.3	243.3	86.2	—	398.8

Total current assets	191.0	4,898.3	5,372.3	—	10,461.6

Property and equipment, net of accumulated depreciation	29.9	677.9	343.6	—	1,051.4
Goodwill	—	9,570.0	7,905.8	—	17,475.8
Customer relationships, net of accumulated amortization	—	3,398.4	2,610.4	—	6,008.8
Other intangibles, net of accumulated amortization	607.0	820.9	693.2	—	2,121.1
Investment in affiliates	—	1,391.7	35.0	$(135.4)	1,291.3
Long-term settlement assets (a)	—	—	480.7	—	480.7
Other long-term assets	563.9	226.5	54.3	—	844.7
Investment in consolidated subsidiaries	26,401.5	5,370.0	—	(31,771.5)	—

Total assets	$27,793.3	$26,353.7	$17,495.3	$(31,906.9)	$39,735.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$0.2	$95.4	$105.1	—	$200.7
Short-term and current portion of long-term borrowings	142.2	36.9	125.8	—	304.9
Settlement obligations (a)	—	3,523.3	3,871.4	—	7,394.7
Other current liabilities	384.8	691.0	479.1	—	1,554.9

Total current liabilities	527.2	4,346.6	4,581.4	—	9,455.2

Long-term borrowings	22,152.8	47.3	104.8	—	22,304.9
Long-term deferred tax (assets) liabilities	(764.3)	2,101.7	9.0	—	1,346.4
Intercompany payable (receivable)	4,203.4	(3,550.8)	(652.6)	—	—
Intercompany notes	(1,044.2)	1,405.0	(360.8)	—	—
Other long-term liabilities	1,133.1	146.3	22.5	—	1,301.9

Total liabilities	26,208.0	4,496.1	3,704.3	—	34,408.4

Redeemable equity interests	—	—	362.3	$(362.3)	—
Redeemable noncontrolling interests	—	—	—	226.9	226.9
First Data Corporation stockholder’s equity	1,585.3	21,857.6	6,315.3	(28,172.9)	1,585.3
Noncontrolling interests	—	—	46.4	3,468.4	3,514.8
Equity of consolidated alliance	—	—	7,067.0	(7,067.0)	—

Total equity	1,585.3	21,857.6	13,428.7	(31,771.5)	5,100.1

Total liabilities and equity	$27,793.3	$26,353.7	$17,495.3	$(31,906.9)	$39,735.4

(a)

The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Three months ended March 31, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Cash and cash equivalents at beginning of period	$104.6	$25.4	$607.0	$—	$737.0

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(240.1)	126.3	(24.5)	(70.1)	(208.4)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1.8	256.3	121.1	—	379.2
(Gains) charges related to other operating expenses and other income (expense)	(35.7)	7.5	32.2	—	4.0
Other non-cash and non-operating items, net	139.9	(66.0)	0.9	70.1	144.9
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(437.6)	(226.5)	174.8	(1.0)	(490.3)

Net cash (used in) provided by operating activities	(571.7)	97.6	304.5	(1.0)	(170.6)

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(0.4)	—	—	(0.4)
Payments related to other businesses previously acquired	—	—	(1.3)	—	(1.3)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	21.2	—	21.2
Payments for additions to property and equipment	(0.8)	(18.3)	(13.7)	—	(32.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.2)	(39.1)	(9.2)	—	(48.5)
Distributions and dividends from subsidiaries	45.0	24.2	—	(69.2)	—
Other investing activities	2.1	—	15.9	—	18.0

Net cash provided by (used in) investing activities	46.1	(33.6)	12.9	(69.2)	(43.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	292.9	—	(3.9)	—	289.0
Principal payments on long-term debt	(32.2)	(18.9)	(5.4)	—	(56.5)
Distributions and dividends paid to noncontrolling interests	—	—	—	(23.3)	(23.3)
Distributions paid to redeemable equity holders	—	—	(2.5)	2.5	—
Distributions paid to equity holders	—	—	(47.5)	47.5	—
Distributions paid to redeemable noncontrolling interests	—	—	—	(1.5)	(1.5)
Cash dividends	(4.7)	—	(45.0)	45.0	(4.7)
Intercompany	171.3	(50.9)	(120.4)	—	—

Net cash provided by (used in) financing activities	427.3	(69.8)	(224.7)	70.2	203.0

Effect of exchange rate changes on cash and cash equivalents	—	2.7	3.1	—	5.8

Change in cash and cash equivalents	(98.3)	(3.1)	95.8	—	(5.6)

Cash and cash equivalents at end of period	$6.3	$22.3	$702.8	$—	$731.4

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Three months ended March 31, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Cash and cash equivalents at beginning of period	$10.5	$38.9	$356.9	$—	$406.3

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(231.3)	67.0	(18.2)	(45.4)	(227.9)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1.1	285.6	65.4	—	352.1
(Gains) charges related to other operating expenses and other income (expense)	(49.3)	16.4	34.2	—	1.3
Other non-cash and non-operating items, net	109.2	(17.7)	(1.2)	45.4	135.7
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(482.4)	314.2	125.5	—	(42.7)

Net cash (used in) provided by operating activities	(652.7)	665.5	205.7	—	218.5

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(5.8)	(3.4)	—	(9.2)
Payments related to other businesses previously acquired	—	(13.5)	—	—	(13.5)
Additions to property and equipment, net	(1.9)	(20.2)	(25.9)	—	(48.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(24.0)	(9.9)	—	(33.9)
Other investing activities	—	0.2	5.8	—	6.0

Net cash used in investing activities	(1.9)	(63.3)	(33.4)	—	(98.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	117.0	—	(158.4)	—	(41.4)
Principal payments on long-term debt	(32.4)	(10.2)	(5.6)	—	(48.2)
Distributions and dividends paid to noncontrolling interests	—	—	(3.6)	—	(3.6)
Intercompany	602.3	(582.7)	(19.6)	—	—

Net cash provided by (used in) financing activities	686.9	(592.9)	(187.2)	—	(93.2)

Effect of exchange rate changes on cash and cash equivalents	—	(1.1)	(9.8)	—	(10.9)

Change in cash and cash equivalents	32.3	8.2	(24.7)	—	15.8

Cash and cash equivalents at end of period	$42.8	$47.1	$332.2	$—	$422.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Data Corporation (“FDC” or “the Company”), with principal executive offices in Atlanta, Georgia, operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; prepaid card services; and check verification, settlement and guarantee services.

Banc of America Merchant Services, LLC

For a detailed discussion of the Banc of America Merchant Services, LLC (“BAMS”) transaction, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Rockmount Investments, LLC (“Rockmount”) owns a 5% non-voting interest in BAMS. The Company owns a 40% noncontrolling interest in Rockmount. Rockmount may, at the sole option of the third party owning a controlling interest in Rockmount, require that BAMS redeem Rockmount’s interest in BAMS. This option is available during a specified period of time after each of the fourth quarter of 2009 and the first and second quarters of 2010, and upon certain conditions, additional periods thereafter. Rockmount did not exercise their option after the fourth quarter of 2009. If the option is exercised in May 2010, Rockmount’s interest will be redeemed by BAMS for approximately $215 million in cash in June 2010 (amount that would be payable to the third party by FDC). The redemption amount, if paid, will be based on Rockmount’s capital account balance in BAMS immediately prior to the redemption with an additional adjustment to be paid by the Company and Bank of America N.A. based on the level of BAMS revenues for the trailing 12 month period ended March 31, 2010. In the event of redemption by Rockmount, the Company would own 51% of BAMS and Bank of America N.A. would own 49%.

In comparing the three months ended March 31, 2010 to the same period in 2009 in the “Consolidated Results” and “Segment Results” sections below, the impact of the BAMS alliance will be quantified based on the contribution made by Bank of America N.A.

Presentation

Beginning January 1, 2010, the Integrated Payments Systems (“IPS”) operating segment is being reported within All Other and Corporate. Results for 2009 have been adjusted to reflect the change. Other amounts in 2009 have been adjusted to conform to current year presentation.

Results of Operations

Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consolidated Results

	Three months ended March 31,
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$1,448.2	$1,306.8	11%
Product sales and other	194.8	179.8	8%
Reimbursable debit network fees, postage and other	759.1	589.6	29%

	2,402.1	2,076.2	16%

Expenses:
Cost of services (exclusive of items shown below)	755.5	714.3	6%
Cost of products sold	75.3	63.5	19%
Selling, general and administrative	378.7	326.5	16%
Reimbursable debit network fees, postage and other	759.1	589.6	29%
Depreciation and amortization	351.3	329.5	7%
Other operating expenses, net	12.2	22.4	NM

	2,332.1	2,045.8	14%

Interest income	2.0	3.3	(39)%
Interest expense	(448.9)	(448.2)	0%
Other income (expense) (a)	8.2	23.3	NM
Income tax benefit	(138.1)	(144.8)	(5)%
Equity earnings in affiliates	22.2	18.5	20%

Net loss	(208.4)	(227.9)	(9)%
Less: Net income attributable to noncontrolling interests	31.7	3.4	NM

Net loss attributable to First Data Corporation	$(240.1)	$(231.3)	4%

NM – Not Meaningful

(a)	Other income (expense) includes investment gains and losses, derivative financial instruments gains and losses, divestitures, net, and non-operating foreign currency exchange gains and losses.

The following provides highlights of revenue and expense growth while a more detailed discussion is included in the “Segment Results” section below:

Operating revenues overview

Transaction and processing service fees – Revenue increased for the three months ended March 31, 2010 compared to the same period in 2009 mostly due to the incremental impact of the BAMS alliance which benefited the transaction and processing service fees growth rate by 10 percentage points. Other items contributing to the increase were foreign currency exchange rate movements and growth from existing clients. Foreign currency exchange rate movements benefited the transaction and processing service fees growth rate by 2 percentage points. Partially offsetting these increases were decreases due to price compression and lost business.

Product sales and other – Revenue increased for the three months ended March 31, 2010 compared to the same period in 2009 due to increases in terminal sales, increased fees due to new regulations and pricing as well as an increase due to the incremental impact of the BAMS alliance. The incremental impact of the BAMS alliance benefited the product sales and other growth rate by 3 percentage points. Also contributing to the increase was increased investment income in All Other and Corporate driven by a gain recognized in first quarter 2010 related to an investment distribution as well as decreased commission payments related to the retail money order business as a result of its transfer to The Western Union Company in October 2009. Professional services and software related revenue also increased. In addition, foreign currency exchange rate movements benefited the product sales and other growth rate by 3 percentage points. Partially offsetting these increases were decreases of $8.0 million in royalty income reflected in All Other and Corporate and declines resulting from the divestiture of an international business in August 2009.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Reimbursable debit network fees, postage and other – Revenue and expense increased during the three months ended March 31, 2010 compared to the same period in 2009 most significantly due to the incremental impact of the BAMS alliance which benefited the reimbursable debit network fees, postage and other growth rate by 19 percentage points. Also contributing to the increase in debit network fees was continued growth of personal identification number (“PIN”)-debit transaction volumes as well as rate increases imposed by the debit networks. Partially offsetting these increases was a decrease in postage due to a decrease in print and plastic volumes as a result of the termination of services by a Financial Services customer beginning in March 2009. The termination of services impacted the reimbursable debit network fees, postage and other revenue growth by 5 percentage points.

Operating expenses overview

Cost of services – Expenses increased for the three months ended March 31, 2010 compared to the same period in 2009 due most significantly to the incremental third-party processing fees related to the BAMS alliance as well as the impact of foreign exchange rate movements. In addition, higher incentive compensation in 2010 compared to 2009 impacted the cost of services growth rate by 2 percentage points. Partially offsetting these increases was a decrease in employee related expenses as a result of reduced headcount.

Cost of products sold – Expenses increased in the three months ended March 31, 2010 compared to the same period in 2009 due to the increase in terminal sales and the BAMS alliance noted above.

Selling, general and administrative – Expenses increased for the three months ended March 31, 2010 compared to same period in 2009 due most significantly to an increase in employee incentive compensation and other employee related expenses. Also contributing to the increase was growth in payments made to independent sales organizations (“ISO’s”) due to the Company increasing the number of ISO’s as well as foreign exchange rate movements. Higher incentive compensation and employee related expenses impacted the selling, general and administrative growth rate by 10 percentage points.

Depreciation and amortization – Expense increased for the three months ended March 31, 2010 compared to the same period in 2009 due most significantly to the incremental impact of amortization associated with the BAMS alliance. Depreciation and amortization also increased due to newly capitalized assets. These increases were partially offset by less amortization on certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in prior periods.

Other operating expenses, net

The Company recorded restructuring charges comprised of severance totaling $16.4 million and facility closures totaling $0.2 million for the three months ended March 31, 2010. The restructurings resulted in the termination of approximately 140 employees company wide totaling $0.7 million in Retail and Alliance Services, $5.4 million in Financial Services, $6.4 million in International and $4.1 million in All Other and Corporate. The restructurings resulted from the Company aligning the business with strategic objectives as well as domestic site consolidations. Similar initiatives are expected to occur in future periods resulting in additional restructuring charges. The Company estimates cost savings resulting from 2010 restructuring activities of approximately $14 million in 2010 and approximately $17 million on an annual basis. Partially offsetting the charges were reversals of 2009 restructuring accruals of $4.1 million.

The Company recorded restructuring charges comprised of severance totaling $30.0 million and facility closures totaling $0.4 million for the three months ended March 31, 2009. The restructurings resulted in the termination of employees company wide totaling $9.5 million in Retail and Alliance Services, $6.1 million in Financial Services, $10.8 million in International and $3.6 million in All Other and Corporate. The restructurings resulted from the elimination of a select number of management and other positions as part of the Company’s cost saving initiatives. The Company incurred additional charges throughout 2009 and in 2010 related to these initiatives. Partially offsetting the charges are reversals of 2008 restructuring accruals of $5.3 million related to the Company’s change in strategy related to global labor sourcing initiatives.

Interest expense

Interest expense for the three months ended March 31, 2010 increased slightly over the same period in 2009. In addition, the mark-to-market adjustments for interest rate swaps that do not qualify for hedge accounting as well as interest rate swap ineffectiveness are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations and totaled $29.0 million, an expense, and $1.1 million, a benefit, for the three months ended March 31, 2010 and 2009, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Other income (expense)

	Three months ended March 31,
(in millions)	2010	2009
Investment gains and (losses)	$1.8	$(0.4)
Derivative financial instruments (losses) and gains	(24.7)	6.7
Divestitures, net	20.0	(0.5)
Non-operating foreign currency gains	11.1	17.5

Other income (expense)	$8.2	$23.3

Derivative financial instruments gains and (losses) – The net gains and losses for the three months ended March 31, 2010 and 2009 were due most significantly to the mark-to-market adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges. The most significant impact for the three months ended March 31, 2010 resulted from interest rate swaps. Foreign currency exchange rate movements on the cross currency swaps most significantly impacted the three months ended March 31, 2009.

Divestitures, net – The net gain for the three months ended March 31, 2010 resulted most significantly from a contingent payment received in connection with the Company’s November 2009 sale of a merchant acquiring business in Canada.

Non-operating foreign currency gains and (losses) – The net gains and losses related to the mark-to-market of the Company’s intercompany loans and its euro-denominated debt.

Income taxes

The Company’s effective tax rates on pretax loss from continuing operations were 39.9% and 38.8%, tax benefits, for the three months ended March 31, 2010 and 2009, respectively. The effective tax rate for the three months ended March 31, 2010 was higher than the federal statutory rate primarily due to state tax benefits, a decrease in the Company’s liability for unrecognized tax benefits and net income attributable to noncontrolling interests for which there was no tax expense provided, partially offset by a net detriment relating to tax effects of foreign exchange gains and losses on intercompany notes. The effective tax rate for the comparative period in 2009 was higher than the federal statutory rate primarily due to state tax benefits, benefits for foreign income taxed at lower effective tax rates partially offset by a detriment due to an increase in the Company’s valuation allowances.

There have been recent proposed changes to the United States tax laws that make several modifications to the calculation of the United States foreign tax credit, and the United States House of Representatives recently passed a bill containing one such modification. If the proposed changes are enacted into law, in whole or in part, they could have a material adverse impact on the Company’s future effective tax rate and cash flow and on the value of foreign tax credits recorded on the Company’s balance sheet. The Company is closely monitoring the proposed changes, and the potential adverse impacts will depend on the final form of any newly enacted law.

The balance of the Company’s liability for unrecognized tax benefits, net of the federal benefit on state income taxes, was approximately $573 million as of March 31, 2010, including accrued interest, penalties, and approximately $138 million of income tax liabilities for which The Western Union Company is required to indemnify the Company. During the quarter ended March 31, 2010, the Company’s liability for unrecognized tax benefits was reduced by approximately $12 million (including approximately $3 million of accrued interest) after negotiating settlements with the Internal Revenue Service regarding specific contested issues in the 2002, 2003 and 2004 federal tax years. As of March 31, 2010, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $46 million (including approximately $15 million of accrued interest) within the next twelve months as the result of the closure of its 2002 federal tax year, the possible resolution of additional specific contested issues in the 2003 and 2004 federal tax years, and the lapse of the statute of limitations in various state jurisdictions. The potential decrease relates to various federal and state tax benefits including research and experimentation credits and certain amortization, loss and stock warrant deductions.

Equity earnings in affiliates

Equity earnings in affiliates increased for the three months ended March 31, 2010 compared to the same period in 2009 due to volume growth and pricing increases associated with merchant alliances.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Net income attributable to noncontrolling interests

Most of the net income attributable to noncontrolling interests relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests increased for the three months ended March 31, 2010 compared to the same period in 2009 most significantly due to the formation of the BAMS alliance in June 2009.

Segment Results

Beginning in the third quarter of 2009 the Company began evaluating the Retail and Alliance Services segment based on the Company’s proportionate share of the results of non-wholly-owned entities. For a detailed discussion of the Company’s principles regarding it segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company sold a merchant acquiring business in Canada as well as a debit and credit card issuing and acquiring processing business in Austria, both reported within the International segment, in November 2009 and August 2009, respectively. The results of divested businesses are excluded from segment results. The International performance measures have been adjusted for 2009 to exclude the results of divested businesses.

Retail and Alliance Services Segment Results

	Three months ended March 31,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$651.6	$610.8	7%
Product sales and other	85.6	80.4	6%

Segment revenue	$737.2	$691.2	7%

Segment EBITDA	$249.3	$264.9	(6)%
Segment Margin	34%	38%	(4	)pts
Key indicators:
Domestic merchant transactions (a)	7,915.7	5,578.3	42%

(a)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the point-of-service (“POS”). Domestic merchant transactions for 2010 include all of the transactions related to merchants contributed by Bank of America N.A. to the BAMS alliance which was formed on June 26, 2009.

Transaction and processing service fees revenue

Components of transaction and processing service fee revenue

	Three months ended March 31,		Change
(in millions)	2010	2009	%
Acquiring revenue	$479.5	$468.8	2%
Check processing revenue	89.2	85.5	4%
Prepaid revenue	55.2	46.6	18%
Processing fees and other revenue from alliance partners	27.7	9.9	180%

Total transaction and processing service fees revenue	$651.6	$610.8	7%

Acquiring revenue

Acquiring revenue increased for the three months ended March 31, 2010 compared to the same period in 2009 due to the incremental impact of the BAMS alliance, other merchant transaction volumes and new sales. Partially offsetting these increases was a lower revenue per transaction mainly due to merchant attrition, merchant mix and price compression. Changes in spending patterns resulted in a decrease to the average ticket size of signature based transactions but a slightly higher transaction mix towards credit in the first quarter of 2010 compared to the same period in 2009. Price compression was just above the Company’s historical three and five percentage range.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transactions are not comparable year over year due to the item noted in (a) above. Excluding the incremental impact of BAMS, transaction growth outpaced revenue growth. This is a result of transaction growth associated with national merchants and merchants affiliated with ISO’s outpacing the more profitable regional merchant transactions, PIN-debit transaction growth outpacing credit transaction growth resulting in lower revenue per transaction and price compression.

Check processing revenue

Check processing revenue increased for the three months ended March 31, 2010 compared to the same period in 2009 due most significantly to new business over the last three quarters (mostly national merchants). Partially offsetting this increase was a decrease resulting from a decrease in overall check volumes, merchant attrition particularly with the regional merchants, and, to a lesser extent, a shift in transactions to national merchants which have lower processing revenue relative to volume.

Prepaid revenue

Prepaid revenue increased for the three months ended March 31, 2010 compared to the same period in 2009 due to higher transaction volumes within the payroll card program as well as an increase in card shipments to existing clients.

Processing fees and other revenue from alliance partners

The increase in processing fees and other revenue from alliance partners is due most significantly to the processing fees related to the BAMS alliance.

Product sales and other revenue

For the three months ended March 31, 2010, product sales and other revenue increased compared to the same period in 2009 due most significantly to increased terminal sales and pricing including an increase due to the incremental impact of the BAMS alliance.

Segment EBITDA

In addition to the impact of the items noted above, Retail and Alliance Services segment EBITDA for the three months ended March 31, 2010 compared to the same period in 2009 was negatively impacted by higher incentive compensation accruals and fees paid for processing transactions associated with merchants contributed to BAMS by Bank of America N.A.. The negative impact resulting from third-party processing fees will gradually reverse over time as the Company converts merchants to its platform. Higher incentive compensation impacted the segment EBITDA growth rate by 3 percentage points.

Financial Services Segment Results

	Three months ended March 31,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$338.3	$365.0	(7)%
Product sales and other	7.8	7.6	3%

Segment revenue	$346.1	$372.6	(7)%

Segment EBITDA	$133.1	$162.4	(18)%
Segment margin	38%	44%	(6	)pts
Key indicators:
Domestic debit issuer transactions (a)	2,901.9	2,965.3	(2)%
Domestic active card accounts on file (end of period) (b)	113.2	119.4	(5)%
Domestic card accounts on file (end of period) (c)	672.2	640.6	5%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.
(c)	Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month in the period.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Summary

The Company’s results during the first quarter of 2010 were adversely impacted by the termination of services by Washington Mutual beginning in March 2009. The deconversion of Washington Mutual negatively impacted the total segment revenue growth rate by 5 percentage points for the three months ended March 31, 2010 compared to 2009.

Transaction and processing service fees revenue

Components of transaction and processing service fee revenue

	Three months ended March 31,		Change
(in millions)	2010	2009	%
Credit card, retail card and debit processing	$230.7	$250.4	(8)%
Output services	53.8	73.5	(27)%
Other revenue	53.8	41.1	31%

Total	$338.3	$365.0	(7)%

Credit card, retail card and debit processing revenue

Credit card and retail card processing revenue was negatively impacted for the three months ended March 31, 2010 compared to the same period in 2009 due to a decline in active accounts and price compression partially offset by net new business.

Growth in debit issuer transactions was more than offset by transactions lost as a result of the Washington Mutual deconversion. Excluding the impact of the Washington Mutual deconversion debit issuer transactions grew in the first quarter of 2010 compared to the same period in 2009 due in part to the shift to debit cards from credit cards, cash and checks.

Debit processing revenue for the three months ended March 31, 2010 compared to the same period in 2009 was negatively impacted by the Washington Mutual deconversion as well as other lost business and price compression partially offset by debit transaction growth and new business. The Financial Services segment “Credit card, retail card and debit processing” revenue growth rate was negatively impacted by 5 percentage points for the three months ended March 31, 2010 compared to 2009 as a result of the termination of services provided to Washington Mutual.

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

Output services revenue

Output services revenue decreased for the three months ended March 31, 2010 compared to the same period in 2009 due to net lost business and decreases in print mail and plastics volumes from existing customers as a result of the reduction in the number of active accounts. Most of the lost business relates to Washington Mutual Bank which negatively impacted the output services revenue growth rate by 12 percentage points for the three months ended March 31, 2010 compared to the same period in 2009.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Other revenue

Other revenue consists mostly of revenue from remittance processing, online banking and bill payment services as well as information services. Other revenue increased for the three months ended March 31, 2010 compared to the same period in 2009 due most significantly to the inclusion of the information services businesses in the Financial Services segment prospectively beginning January 1, 2010 which impacted the other revenue growth rate by 24 percentage points. Other revenue also increased due to new business in remittance processing. Partially offsetting these increases were decreases due to lower remittance and check processing volumes due to the shift from paper to electronic forms of payment. Lost business and the wind down of an existing product also contributed to the decrease.

Segment EBITDA

In addition to the items noted above, Financial Services segment EBITDA decreased for the three months ended March 31, 2010 compared to the same period in 2009 due to higher incentive compensation. Higher incentive compensation negatively impacted the segment EBITDA growth rate by 2 percentage points.

International Segment Results

	Three months ended March 31,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$301.1	$266.4	13%
Product sales and other	83.8	68.2	23%
Other revenue	6.8	5.6	21%

Segment revenue	$391.7	$340.2	15%

Segment EBITDA	$78.1	$72.3	8%
Segment margin	20%	21%	(1	)pt
Key indicators:
International transactions (a)	1,528.2	1,336.3	14%
International card accounts on file (end of period) (b)	84.8	80.4	5%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.
(b)	International card accounts on file include bankcard and retail.

Summary

Segment revenue increased for the three months ended March 31, 2010 compared to the same period in 2009 due to foreign currency exchange rate movements, growth from existing clients, new business and acquisitions. Partially offsetting these increases were decreases due to lost business and price compression.

Foreign currency exchange rate movements positively impacted segment revenue growth by 11 percentage points. The most significant of the acquisitions was the merchant acquiring alliance with ICICI Bank, ICICI Merchant Services formed in December 2009. Acquisitions positively impacted segment revenue growth by 1 percentage point.

Transaction and processing service fees revenue

Transaction and processing service fee revenue includes merchant related services and card services revenue. Merchant related services revenue encompasses merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue and fees from switching services. Card services revenue represents monthly managed service fees for issued cards. Merchant related services transaction and processing service fee revenue represented approximately 55% and card services revenue represented approximately 45% for the three months ended March 31, 2010.

Transaction and processing service fees revenue increased for the three months ended March 31, 2010 compared to the same period in 2009 due most significantly to the foreign currency exchange rate movements noted above. Foreign exchange rate movements positively impacted transaction and processing service fees revenue growth by 12 percentage points. Growth of existing clients and new business partially offset by lost business and price compression also contributed to the increase in transaction and processing service fees revenue.

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

Product sales and other

Product sales and other revenue increased for the three months ended March 31, 2010 compared to the same period in 2009 due mostly to terminal sales and leasing revenue as a result of new clients as well as growth from existing clients. Other net increases and decreases were not individually significant.

Segment EBITDA

Segment EBITDA increased in the three months ended March 31, 2010 compared to the same period in 2009 due to foreign exchange rate movements partially offset by price compression (as discussed in the revenue discussion above) and higher incentive compensation in first quarter 2010. Foreign exchange rate movements positively impacted the segment EBITDA growth rate by 12 percentage points for the three months ended March 31, 2010 compared to the same period in 2009.

Capital Resources and Liquidity

The Company’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights the Company’s cash flow activities and the sources and uses of funding during the three months ended March 31, 2010 and 2009.

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At March 31, 2010 and December 31, 2009, the Company held $731.4 million and $737.0 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by IPS that are not available to fund any operations outside of the IPS business. In addition, cash and cash equivalents also includes amounts held by the BAMS alliance, which is consolidated by the Company, that are not available to fund operations outside of the alliance. At March 31, 2010 and December 31, 2009, the cash and cash equivalents held by IPS and the BAMS alliance totaled $467.5 million and $345.1 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at March 31, 2010 and December 31, 2009 totaling $233.7 million and $247.1 million, respectively. As of March 31, 2010, there was approximately $105 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. The Company plans to fund any cash needs in 2010 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Operating Activities

	Three months ended March 31,
Source/(use) (in millions)	2010	2009
Net loss	$(208.4)	$(227.9)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	379.2	352.1
Charges related to other operating expenses and other income (expense)	4.0	1.3
Other non-cash and non-operating items, net	144.9	135.7
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	108.8	427.0
Other assets, current and long-term	75.9	68.5
Accounts payable and other liabilities, current and long-term	(493.9)	(368.5)
Income tax accounts	(181.1)	(169.7)

Net cash (used in) provided by operating activities	$(170.6)	$218.5

Cash flows (used in) provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

The Company’s operating cash flow is impacted by its level of debt. Interest on the Company’s senior unsecured debt is payable semi-annually in the first and third quarters of the year. Accordingly, the cash interest of the Company is greater in the first and third quarters than it is in the second and fourth quarters (all other debt has interest due monthly or quarterly). Approximately $504 million and $525 million in cash interest was paid during the three months ended March 31, 2010 and 2009, respectively.

The Company’s operating cash flows are impacted by fluctuations in working capital. During 2010, such fluctuations included, most significantly, uses associated with timing of payments for various liabilities including semi-annual payments of interest on senior unsecured debt and incentive compensation earned in 2009. Such uses were offset by sources related to the collection of receivables and distributions of earnings received from alliances.

During 2009, sources of cash were associated with the timing of prefunding certain settlement arrangements, collection of receivables and a distribution of earnings received from an alliance. Such sources were offset by uses associated with timing of payments for various liabilities including semi-annual payments of interest on senior unsecured debt and incentive compensation earned in 2008. Cash flows from operating activities for the three months ended March 31, 2009 included a source of cash of $246 million which resulted from funding of domestic settlement obligations which should have been received from a card association on December 31, 2008 but was not received until the first business day of 2009 due to a file transfer delay.

Operating cash flows for both the three months ended March 31, 2010 and 2009 were impacted by the Company being in a net operating loss carryforward position for U.S. federal income tax purposes. As a result, the Company has not received cash for any of the income tax benefit recorded in the respective three-month periods related to U.S. federal income taxes.

Cash flows from operating activities decreased for the three months ended March 31, 2010 compared to the same period in 2009 due most significantly to the $246 million out of period collection and the timing of prefunding described above.

The Company anticipates funding operations throughout 2010 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Investing Activities

	Three months ended March 31,
Source/(use) (in millions)	2010	2009
Current period acquisitions, net of cash acquired	$(0.4)	$(9.2)
Payments related to other businesses previously acquired	(1.3)	(13.5)
Proceeds from dispositions, net of expenses paid and cash disposed	21.2	—
Additions to property and equipment	(32.8)	(48.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(48.5)	(33.9)
Other investing activities	18.0	6.0

Net cash used in investing activities	$(43.8)	$(98.6)

Acquisitions

The Company finances acquisitions through a combination of internally generated funds, short-term borrowings and equity of its parent company. The Company continues to pursue opportunities that strategically fit into the business. Although the Company considers potential acquisitions from time to time, the Company’s plan for 2010 does not include funding of material acquisitions. If cash flows from operating activities are not sufficient to fund acquisitions, the Company may borrow against its revolving credit facility or find other sources of financing.

The Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives. All acquisitions during the periods presented were funded from cash flows from operating activities or from the reinvestment of cash proceeds from the sale of other assets.

Payments Related to Other Businesses Previously Acquired

During the three months ended March 31, 2009, payments related to other businesses previously acquired related mostly to contingent consideration associated with a merchant alliance. The payments in 2009 were recognized as a part of purchase accounting associated with the merger of the Company with affiliates of Kohlberg Kravis Roberts & Co. in September 2007 and did not result in an increase in assets. There will be no additional payments of contingent consideration associated with this merchant alliance. Additionally, no significant payments associated with other businesses are anticipated.

Proceeds from Dispositions, net of expenses paid and cash disposed

During the three months ended March 31, 2010, proceeds from dispositions related most significantly to the receipt of a contingent payment associated with the Company’s sale of a merchant acquiring business in Canada in the fourth quarter of 2009.

Capital Expenditures

Capital expenditures are estimated to be approximately $370 million for the full year in 2010. Capital expenditures in 2010 are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures, enter into capital leases or utilize its revolving credit facility.

Other Investing Activities

The source of cash in both the three months ended March 31, 2010 and 2009 related to a decrease in regulatory, restricted and escrow cash balances.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Financing Activities

	Three months ended March 31,
Source/(use) (in millions)	2010	2009
Short-term borrowings, net	$289.0	$(41.4)
Principal payments on long-term debt	(56.5)	(48.2)
Distributions and dividends paid to noncontrolling interests	(23.3)	(3.6)
Distributions paid to redeemable noncontrolling interests	(1.5)	—
Cash dividends	(4.7)	—

Net cash provided by (used in) financing activities	$203.0	$(93.2)

Short-Term Borrowings, net

The source of cash related to short-term borrowings in 2010 resulted from a net $292.9 million draw on the senior secured revolving credit facility partially offset by $3.9 million of net payments on credit lines used principally to prefund settlement activity. The use of cash related to short-term borrowings in 2009 resulted from $158.4 million of net payments on credit lines used principally to prefund settlement activity partially offset by a net $117.0 million draw on the senior secured revolving credit facility.

The Company’s senior secured revolving credit facility currently has commitments from nondefaulting financial institutions to provide $1,769.4 million of credit. The Company had $292.9 million outstanding against the revolving credit facility as of March 31, 2010 and no amount outstanding as of December 31, 2009 representing an incremental source of cash of $292.9 million. As of March 31, 2010, $1,422.9 million remained available under this facility after considering the amount outstanding above and the letters of credit issued under it.

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

Principal Payments on Long-Term Debt

During the first quarter of 2010 and 2009, the Company made payments of $32.1 million and $32.2 million related to its senior secured term loan facility, respectively.

Payments for capital leases were $24.3 million and $15.9 million for the three months ended March 31, 2010 and 2009, respectively.

As of May 13, 2010, the Company’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). Economic conditions and the Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

Distributions and Dividends Paid to Noncontrolling Interests

Distributions and dividends paid to noncontrolling interests primarily represent distributions of earnings. The increase in 2010 from 2009 is the result of distributions associated with the BAMS alliance.

Cash Dividends

The Company paid cash dividends to its parent company, First Data Holdings, in the first quarter of 2010.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Letters, Lines of Credit and Other

	Total Available		Total Outstanding
(in millions)	As of March 31, 2010	As of December 31, 2009	As of March 31, 2010	As of December 31, 2009
Letters of Credit (a)	$500.1	$500.1	$53.7	$39.7
Lines of Credit and Other (b)	$555.0	$563.9	$101.4	$109.2

(a)	Up to $500 million of the Company’s senior secured revolving credit facility is available for letters of credit, of which $53.6 million and $39.6 million of letters of credit were issued under the facility as of March 31, 2010 and December 31, 2009, respectively. An additional $0.1 million of letters of credit were outstanding associated with other arrangements as of March 31, 2010 and December 31, 2009. Outstanding letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. All letters of credit expire prior to March 18, 2011 with a one-year renewal option. The Company expects to renew most of the letters of credit prior to expiration.
(b)	As of March 31, 2010, represents $389.2 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. Except for $13.4 million available for working capital needs, the Company cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, the Company had borrowings outstanding against them.

The Company believes its liquidity exposure associated with its lines of credit is slightly increased as a result of the status of the global economy; however, the Company does not believe this will have any impact on the overall liquidity of the Company. In the event one or more of the aforementioned lines of credit becomes unavailable, the Company will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant Non-Cash Transactions

During the three months ended March 31, 2010 and 2009, the principal amount of the Company’s senior PIK (Payment In-Kind) notes increased by $176.6 million and $165.2 million, respectively, resulting from the “payment” of accrued interest expense.

During the three months ended March 31, 2010 and 2009, the Company entered into capital leases totaling approximately $37 million and $68 million, respectively.

In March 2009, the remaining balance of the Company’s 9.875% senior unsecured cash-pay term loan bridge loans due 2015 that was not previously exchanged was exchanged for senior notes. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

Guarantees and Covenants

For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and Covenants” and “Covenant Compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Annual Report on Form 10-K. As of March 31, 2010, the Company is in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $13,045.9 million, Consolidated EBITDA of $2,431.9 million and a Ratio of 5.36 to 1.00.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The calculation of Consolidated EBITDA under the senior secured term loan facility is as follows (in millions):

Last twelve months ended March 31, 2010
Net loss attributable to First Data Corporation	$(1,095.2)
Interest expense, net (1)	1,786.7
Income tax benefit	(572.1)
Depreciation and amortization (2)	1,580.9

EBITDA (13)	1,700.3
Stock based compensation (3)	20.0
Other items (4)	355.9
Official check and money order EBITDA (5)	11.1
Cost of data center, technology and savings initiatives (6)	103.2
KKR merger related items (7)	26.8
Pre-acquisition EBITDA of acquired or divested businesses (8)	(25.6)
Projected near-term cost savings and revenue enhancements (9)	200.0
Net income attributable to noncontrolling interests (10)	18.7
Equity entities taxes, depreciation and amortization (11)	13.4
Other (12)	8.1

Consolidated EBITDA (13)	$2,431.9

(1)	Includes interest expense and interest income.
(2)	Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $32.3 million and amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line of $74.5 million.
(3)	Stock based compensation recognized as expense.
(4)	Other items include net restructuring, impairments, litigation and regulatory settlements, investment gains and losses, derivative financial instruments gains and losses, net divestitures, non-operating foreign currency gains and losses and other as applicable to the period presented.
(5)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to the Company’s wind down of these businesses.
(6)	Represents implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expense related to the reorganization of global application development resources, expense associated with domestic data center consolidation initiatives and planned workforce reduction expenses, expense related to the conversion of certain BAMS merchant clients onto First Data platforms, as well as certain platform development and other costs directly associated with the termination of the Chase Paymentech alliance, all of which are considered one-time projects (excludes costs accrued in purchase accounting).
(7)	Represents the exclusion of third-party expenses including legal, accounting and other advisory fees incurred in connection with the merger of the Company with an affiliate of KKR and the debt issued thereunder, KKR annual sponsor fees for management, consulting, financial and other advisory services and the effect of purchase accounting associated with the merger on EBITDA, which is primarily the result of revenue recognition adjustments.
(8)	Reflects the EBITDA of companies acquired or divested after March 31, 2009 through March 31, 2010, as if these companies had been acquired or divested on April 1, 2009.
(9)	Reflects cost savings and revenue enhancements projected to be achieved within twelve months on an annualized basis, principally in connection with cost savings initiatives described in Note 6 and the BAMS alliance.
(10)	Net income attributable to noncontrolling interests excluding amounts attributable to consolidated entities in which the Company does not have a 50% or more direct ownership interest as provided for under the terms of the agreements governing the Company’s senior unsecured debt and/or senior secured credit facilities. The Company has only a 48.45% direct ownership interest in BAMS and a 2% indirect interest in BAMS via its 40% noncontrolling interest in Rockmount, a holder of a 5% non-voting interest in BAMS.
(11)	Represents the Company’s proportional share of income taxes, depreciation, and amortization on equity method investments.
(12)	Includes non-capitalized merger and acquisitions costs and losses on equity method investments.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(13)	EBITDA is defined as net income (loss) attributable to First Data Corporation before net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under U.S. generally accepted accounting principles (“GAAP”) and does not purport to be an alternative to net income (loss) attributable to First Data Corporation as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain non-cash items, non-recurring items that the Company does not expect to continue at the same level in the future and certain items management believes will impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis principally in connection with cost savings initiatives described in Note 6 above. Consolidated EBITDA is further adjusted to add net income attributable to noncontrolling interests of certain non-wholly-owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing the Company’s senior unsecured debt and/or senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing the Company’s senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2010 and 2009, the Company did not engage in any off-balance sheet financing activities.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the Company’s contractual obligations and commercial commitments from those reported at December 31, 2009 in the Company’s Annual Report on Form 10-K other than an approximate $12 million reduction in the Company’s liability for unrecognized tax benefits (including approximately $3 million of accrued interest) discussed in the “Income Taxes” section above.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Guidance

In October 2009, the FASB revised its guidance on Revenue Recognition for Multiple-Deliverable Revenue Arrangements. The amendments in this update enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers. Existing U.S. GAAP requires a company to use vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. The update does allow for the use of an estimated selling price if neither VSOE nor third-party evidence is available. The update requires additional disclosures of information about an entity’s multiple-deliverable arrangements. The requirements of the update apply prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The Company adopted the new guidance on January 1, 2010 and has no arrangements for which this adoption will have a material impact on its financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 related to its exposure to market risk from interest rates or foreign currency.

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

Evaluation of disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”). There were no material developments in the litigation matters previously disclosed in the Annual Report except as set forth below.

ATM Fee Antitrust Litigation

In the ATM Fee Antitrust Litigation action that was previously reported in the Annual Report, the Court has scheduled a May 14, 2010 hearing on the defendants motion to dismiss the Third Amended Complaint.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: May 14, 2010	By	/s/ PAT SHANNON
Pat Shannon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2010	By	/s/ RAY E. WINBORNE
Ray E. Winborne
Senior Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.