Form 10-Q
period 2010-06-30
FIRST DATA CORP
filed 2010-08-10
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$883.8	$709.6	$1,676.2	$1,331.1
Check services	97.8	84.6	188.3	171.1
Card services (a)	431.1	454.2	864.3	924.6
Other services	144.6	123.1	276.7	251.5
Product sales and other (a)	207.5	205.2	402.3	385.0
Reimbursable debit network fees, postage and other	849.9	631.9	1,609.0	1,221.5

	2,614.7	2,208.6	5,016.8	4,284.8

Expenses:
Cost of services (exclusive of items shown below)	752.8	673.1	1,508.3	1,387.4
Cost of products sold	99.7	80.2	175.0	143.7
Selling, general and administrative	395.9	331.2	774.6	657.7
Reimbursable debit network fees, postage and other	849.9	631.9	1,609.0	1,221.5
Depreciation and amortization	347.4	365.6	698.7	695.1
Other operating expenses:
Restructuring, net	23.9	8.4	36.4	33.5
Litigation and regulatory settlements	(1.7)	—	(2.0)	(2.7)

	2,467.9	2,090.4	4,800.0	4,136.2

Operating profit	146.8	118.2	216.8	148.6

Interest income	1.4	3.1	3.4	6.4
Interest expense	(450.9)	(449.6)	(899.8)	(897.8)
Other income (expense)	24.8	(3.6)	33.0	19.7

	(424.7)	(450.1)	(863.4)	(871.7)

Loss before income taxes and equity earnings in affiliates	(277.9)	(331.9)	(646.6)	(723.1)
Income tax benefit	(122.4)	(112.8)	(260.5)	(257.6)
Equity earnings in affiliates	33.3	25.5	55.5	44.0

Net loss	(122.2)	(193.6)	(330.6)	(421.5)
Less: Net income attributable to noncontrolling interests	49.0	2.3	80.7	5.7

Net loss attributable to First Data Corporation	$(171.2)	$(195.9)	$(411.3)	$(427.2)

(a)	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $34.6 million and $64.7 million for the three and six months ended June 30, 2010, respectively, and $26.9 million and $52.0 million for the comparable periods in 2009.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$583.7	$737.0
Accounts receivable, net of allowance for doubtful accounts of $17.9 (2010) and $14.9 (2009)	2,153.3	2,455.5
Settlement assets	6,537.2	6,870.3
Other current assets	414.0	398.8

Total current assets	9,688.2	10,461.6

Property and equipment, net of accumulated depreciation of $558.1(2010) and $463.7(2009)	1,001.6	1,051.4
Goodwill	17,236.8	17,475.8
Customer relationships, net of accumulated amortization of $2,092.2 (2010) and $1,723.8 (2009)	5,576.1	6,008.8
Other intangibles, net of accumulated amortization of $866.2 (2010) and $698.3 (2009)	1,999.4	2,121.1
Investment in affiliates	1,256.2	1,291.3
Long-term settlement assets	453.9	480.7
Other long-term assets	779.3	844.7

Total assets	$37,991.5	$39,735.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$214.8	$200.7
Short-term and current portion of long-term borrowings	295.8	304.9
Settlement obligations	7,025.3	7,394.7
Other current liabilities	1,438.0	1,554.9

Total current liabilities	8,973.9	9,455.2

Long-term borrowings	22,261.9	22,304.9
Long-term deferred tax liabilities	1,129.4	1,346.4
Other long-term liabilities	1,174.5	1,301.9

Total liabilities	33,539.7	34,408.4

Commitments and contingencies (See Note 7)
Redeemable noncontrolling interest	27.1	226.9
First Data Corporation stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2010 and 2009)	—	—
Additional paid-in capital	7,390.6	7,394.3

Paid-in capital	7,390.6	7,394.3
Accumulated loss	(5,553.5)	(5,127.3)
Accumulated other comprehensive loss	(908.7)	(681.7)

Total First Data Corporation stockholder’s equity	928.4	1,585.3

Noncontrolling interests	3,496.3	3,514.8

Total equity	4,424.7	5,100.1

Total liabilities and equity	$37,991.5	$39,735.4

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(330.6)	$(421.5)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	753.8	741.1
Charges related to other operating expenses and other income (expense)	1.4	13.3
Other non-cash and non-operating items, net	138.3	131.7
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	264.8	541.2
Other assets, current and long-term	149.6	101.8
Accounts payable and other liabilities, current and long-term	(225.8)	(293.2)
Income tax accounts	(327.9)	(301.4)

Net cash provided by operating activities	423.6	513.0

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(0.9)	(9.9)
Payments related to other businesses previously acquired	(1.3)	(13.5)
Proceeds from dispositions, net of expenses paid and cash disposed	21.2	—
Additions to property and equipment	(95.4)	(89.6)
Proceeds from sale of property and equipment	1.0	15.4
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(82.0)	(73.1)
Other investing activities	17.0	6.0

Net cash used in investing activities	(140.4)	(164.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	8.3	(72.8)
Principal payments on long-term debt	(119.5)	(98.1)
Contributions from noncontrolling interests	—	193.0
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(86.7)	(6.6)
Purchase of noncontrolling interest	(213.3)	—
Redemption of Parent’s redeemable common stock	(0.8)	—
Cash dividends	(14.9)	—

Net cash (used in) provided by financing activities	(426.9)	15.5

Effect of exchange rate changes on cash and cash equivalents	(9.6)	(2.1)

Change in cash and cash equivalents	(153.3)	361.7

Cash and cash equivalents at beginning of period	737.0	406.3

Cash and cash equivalents at end of period	$583.7	$768.0

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)

			First Data Corporation Shareholder
Six months ended June 30, 2010	Total	Comprehensive Income (Loss)	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2009	$5,100.1		$(5,127.3)	$(681.7)	0.0	$7,394.3	$3,514.8
Dividends and distributions paid to noncontrolling interests	(74.8)						(74.8)
Purchase of noncontrolling interest	—					(2.5)	2.5
Comprehensive loss:
Net (loss) income (a)	(348.9)	$(348.9)	(411.3)				62.4
Other comprehensive loss, net of taxes:
Unrealized gains on securities	6.0	6.0		6.0
Unrealized gains on hedging activities	29.6	29.6		29.6
Foreign currency translation adjustment	(273.4)	(273.4)		(264.8)			(8.6)
Pension liability adjustment	2.2	2.2		2.2

Other comprehensive loss		(235.6)

Comprehensive loss		$(584.5)

Adjustment to redemption value of redeemable noncontrolling interests	(7.0)					(7.0)
Stock compensation expense and other	5.8					5.8
Cash dividends paid by First Data Corporation to Parent	(14.9)		(14.9)

Balance, June 30, 2010	$4,424.7		$(5,553.5)	$(908.7)	0.0	$7,390.6	$3,496.3

(a)	The total net loss presented in the Consolidated Statements of Equity for the six months ended June 30, 2010 is $18.3 million greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

			First Data Corporation Shareholder
Six months ended June 30, 2009	Total	Comprehensive Income (Loss)	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2008	$2,402.3		$(4,068.0)	$(934.9)	0.0	$7,380.8	$24.4
Adjustment resulting from adoption of new accounting principle	—		27.1	(27.1)
Acquisitions	4.3						4.3
Contributions	3,444.2						3,444.2
Dividends and distributions paid to noncontrolling interests	(6.6)						(6.6)
Comprehensive loss:
Net (loss) income	(421.5)	$(421.5)	(427.2)				5.7
Other comprehensive income (loss), net of taxes:
Unrealized gains on securities	7.4	7.4		7.4
Unrealized gains on hedging activities	74.0	74.0		74.0
Foreign currency translation adjustment	54.9	54.9		54.0			0.9

Other comprehensive income		136.3

Comprehensive loss		$(285.2)

Stock compensation expense and other	9.2					9.2

Balance, June 30, 2009	$5,568.2		$(4,468.1)	$(826.6)	0.0	$7,390.0	$3,472.9

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss (a)	$(132.0)	$(193.6)	$(348.9)	$(421.5)
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	6.1	18.6	6.0	7.4
Unrealized gains on hedging activities	19.9	35.1	29.6	74.0
Foreign currency translation adjustment	(153.3)	205.8	(273.4)	54.9
Pension liability adjustment	0.1	—	2.2	—

Total other comprehensive income (loss), net of tax	(127.2)	259.5	(235.6)	136.3

Comprehensive income (loss)	(259.2)	65.9	(584.5)	(285.2)
Less: Comprehensive income attributable to noncontrolling interests	36.7	3.6	53.8	6.6

Comprehensive income (loss) attributable to First Data Corporation	$(295.9)	$62.3	$(638.3)	$(291.8)

(a)	The net loss presented in the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2010 is $9.8 million and $18.3 million, respectively, greater than the amounts presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2010, the consolidated results of its operations and comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009, the consolidated cash flows for the six months ended June 30, 2010 and 2009 and the consolidated changes in equity for the six months ended June 30, 2010. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

Depreciation and amortization presented as a separate line item on the Company’s Consolidated Statements of Operations does not include amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $9.1 million and $18.7 million for the three and six months ended June 30, 2010, respectively, and $5.4 million and $10.4 million for the three and six months ended June 30, 2009, respectively. Also not included is amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line of $18.1 million and $36.4 million for the three and six months ended June 30, 2010, respectively, and $18.0 million and $35.6 million for the three and six months ended June 30, 2009, respectively.

Revenue Recognition

The Company recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $4,465.8 million and $3,013.5 million for the three months ended June 30, 2010 and 2009, respectively, and $8,535.4 million and $5,745.8 million for the comparable six-month periods. Debit network fees related to acquired personal identification number based debit (“PIN-debit”) transactions are recognized in the “Reimbursable debit network fees, postage and other” revenue and expense lines of the Consolidated Statements of Operations. The debit network fees related to acquired PIN-debit transactions charged by debit networks totaled $708.8 million and $470.8 million for the three months ended June 30, 2010 and 2009, respectively, and $1,313.5 million and $883.4 for the comparable six-month periods. Comparability of the dollar amounts disclosed in this paragraph is impacted by the formation of the Banc of America Merchant Services alliance on June 26, 2009. Information regarding the Banc of America Merchant Services transaction is included in Note 4 to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009
Investment gains and (losses)	—	$(0.3)	$1.8	$(0.7)
Derivative financial instruments losses	$(2.1)	(13.6)	(26.8)	(6.9)
Divestitures, net	—	(0.4)	20.0	(0.9)
Non-operating foreign currency gains	26.9	5.2	38.0	22.7
Other	—	5.5	—	5.5

Other income (expense)	$24.8	$(3.6)	$33.0	$19.7

Supplemental Cash Flow Information

During the six months ended June 30, 2010 and 2009, the principal amount of the Company’s senior PIK (Payment In-Kind) notes increased by $176.6 million and $165.2 million, respectively, resulting from the “payment” of accrued interest expense.

During the six months ended June 30, 2010 and 2009, the Company entered into capital leases totaling approximately $45 million and $85 million, respectively.

On June 26, 2009, the Company entered into an alliance with Bank of America N.A. and Rockmount Investments, LLC (“Rockmount”) as discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s and Bank of America N.A.’s direct contributions to the alliance consisted of non-cash assets and liabilities.

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

Note 3: Restructuring

Restructuring charges and reversal of restructuring accruals

The Company recorded restructuring charges comprised of severance totaling $27.0 million and $43.4 million for the three and six months ended June 30, 2010, respectively. The Company also recorded charges related to facility closures totaling $0.3 million and $0.5 million for the three and six months ended June 30, 2010, respectively.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows (in millions):

		Pretax Benefit (Charge)
Three months ended June 30, 2010	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	580	$(6.0)	$(1.7)	$(6.3)	$(13.3)	$(27.3)
Restructuring accrual reversal		0.1	0.5	1.9	0.9	3.4

Total pretax charge, net of reversals		$(5.9)	$(1.2)	$(4.4)	$(12.4)	$(23.9)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Six months ended June 30, 2010	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	720	$(6.7)	$(7.1)	$(12.7)	$(17.4)	$(43.9)
Restructuring accrual reversal		0.3	0.7	4.2	2.3	7.5

Total pretax charge, net of reversals		$(6.4)	$(6.4)	$(8.5)	$(15.1)	$(36.4)

The first quarter 2010 restructurings resulted from the Company aligning the business with strategic objectives as well as domestic site consolidations. The second quarter 2010 restructurings resulted from actions similar to the first quarter as well as the termination of certain management positions across the organization including the reorganization of executive officers. The termination of certain management positions will continue into the third quarter and similar initiatives are expected to occur in future periods resulting in additional restructuring charges. Partially offsetting the charges were reversals of excess 2008 and 2009 restructuring accruals.

The following table summarizes the Company’s utilization of restructuring accruals for the period from January 1, 2010 through June 30, 2010 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2010	$58.5	$0.2
Expense provision	43.4	0.5
Cash payments and other	(50.3)	(0.2)
Changes in estimates	(7.4)	(0.1)

Remaining accrual at June 30, 2010	$44.2	$0.4

The Company recorded restructuring charges comprised of severance totaling $10.2 million and $40.2 million for the three and six months ended June 30, 2009, respectively. The Company also recorded charges related to facility closures totaling $0.4 million during the first quarter 2009.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows (in millions):

		Pretax Benefit (Charge)
Three months ended June 30, 2009	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	200	$(0.3)	$(2.4)	$(4.9)	$(2.6)	$(10.2)
Restructuring accrual reversal		—	0.2	1.5	0.1	1.8

Total pretax charge, net of reversals		$(0.3)	$(2.2)	$(3.4)	$(2.5)	$(8.4)

Six months ended June 30, 2009	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	760	$(9.8)	$(8.5)	$(15.7)	$(6.6)	$(40.6)
Restructuring accrual reversal		3.8	1.7	1.5	0.1	7.1

Total pretax charge, net of reversals		$(6.0)	$(6.8)	$(14.2)	$(6.5)	$(33.5)

The restructurings in the first quarter of 2009 resulted from the elimination of a select number of management and other positions as part of the Company’s cost saving initiatives. The second quarter 2009 restructurings resulted from similar actions as in the first quarter in the International segment while domestic restructurings resulted from site consolidations and the elimination of certain information technology positions. The Company incurred additional charges throughout 2009 and in 2010 related to these initiatives. Partially offsetting the charges were reversals of 2009 and 2008 restructuring accruals related to the Company’s change in strategy related to global labor sourcing initiatives as well as refining previously recorded estimates.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4: Borrowings

Senior secured credit facilities

On August 4, 2010, the Company announced that it intends to seek amendments to its senior secured credit facilities to, among other things:

(i) allow for the Company to incur additional secured indebtedness or additional unsecured indebtedness so long as (a) the net cash proceeds is used to repay existing secured term loans or is offered on a pro rata basis to secured term loan lenders of a particular class or classes in exchange for a like amount of term loans of such class or classes (and the term loans so exchanged are cancelled) or (b) if such indebtedness is secured by a lien junior to the liens securing the obligations under the senior secured credit facilities, the aggregate principal amount shall not exceed $3,500,000,000 at any time and the net cash proceeds of such indebtedness shall be used to redeem or repay senior or senior subordinated notes or other indebtedness;

(ii) exclude from the calculation of consolidated senior secured debt (and hence from the maintenance covenant) certain indebtedness secured by a lien ranking junior to the liens securing the obligations under the senior secured credit facilities; and

(iii) subject to the requirement to make such offers on a pro rata basis to all lenders within a particular class of loans, allow the Company to agree with individual lenders to extend the maturity of their term loans or revolving commitments, and for the Company to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension.

Senior secured revolving credit facility

The Company’s senior secured revolving credit facility currently has commitments from nondefaulting financial institutions to provide $1,769.4 million of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit, of which $51.6 million and $39.6 million of letters of credit were issued under the facility as of June 30, 2010 and December 31, 2009, respectively. The Company had no amounts outstanding against this facility as of June 30, 2010 and December 31, 2009. As of June 30, 2010, $1,717.8 million remained available under this facility after considering the letters of credit issued under the facility.

Senior secured term loan facility

The terms of the Company’s senior secured term loan facility require the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. During the three and six months ended June 30, 2010, the Company paid $32.0 million and $64.1 million, respectively, of principal payments on the senior secured term loan facility in accordance with this provision ($29.8 million and $59.5 million, respectively, related to the U.S. dollar denominated loan and $2.2 million and $4.6 million, respectively, related to the euro denominated loan for the three and six months ended June 30, 2010). During the three and six months ended June 30, 2009, the Company paid $32.2 million and $64.4 million, respectively, of principal payments on the senior secured term loan facility in accordance with this provision ($29.7 million and $59.5 million, respectively, related to the U.S. dollar denominated loan and $2.5 million and $4.9 million, respectively, related to the euro denominated loan for the three and six months ended June 30, 2009).

Other short-term borrowings

The Company had approximately $516 million and $565 million available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity as of June 30, 2010 and December 31, 2009, respectively. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the euro, Australian dollar and Polish zloty. Certain of these arrangements are uncommitted (approximately $161 million and $186 million) but the Company had $102.9 million and $100.1 million of borrowings outstanding against them as of June 30, 2010 and December 31, 2009, respectively. The total amounts outstanding against short-term lines of credit and other arrangements were $113.4 million and $109.2 million as of June 30, 2010 and December 31, 2009, respectively.

Senior PIK notes

The terms of the Company’s senior PIK notes require that interest on the notes up to and including September 30, 2011 be paid entirely by increasing the principal amount of the outstanding notes or by issuing senior PIK notes. During the six months ended June 30, 2010 and 2009, the Company increased the principal amount of these notes by $176.6 million and $165.2 million, respectively, in accordance with this provision. The principal amount was not increased during the three months ended June 30, 2010 and 2009.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Debt Repurchases

In June 2010, the Company paid off its 4.50% notes due 2010 for $13.1 million.

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

The following tables present the Company’s operating segment results for the three and six months ended June 30, 2010 and 2009:

Three months ended June 30, 2010 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$750.2	$341.5	$297.6	$36.1	$1,425.4
Product sales and other	103.5	9.9	82.5	13.5	209.4
Equity earnings in affiliates (a)	—	—	7.0	—	7.0

Total segment reporting revenues	$853.7	$351.4	$387.1	$49.6	$1,641.8

Internal revenue	$4.8	$9.5	$2.0	$—	$16.3
External revenue	848.9	341.9	385.1	49.6	1,625.5
Depreciation and amortization	168.8	91.9	68.4	10.2	339.3
Segment EBITDA	344.9	134.6	73.0	(39.6)	512.9
Other operating expenses and other income (expense) excluding divestitures	16.2	0.5	(4.0)	(10.1)	2.6

Three months ended June 30, 2009 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$670.6	$340.1	$291.8	$53.5	$1,356.0
Product sales and other	84.8	37.9	77.4	3.8	203.9
Equity earnings in affiliates (a)	—	—	6.8	—	6.8

Total segment reporting revenues	$755.4	$378.0	$376.0	$57.3	$1,566.7

Internal revenue	$4.5	$8.1	$1.5	$0.1	$14.2
External revenue	750.9	369.9	374.5	57.2	1,552.5
Depreciation and amortization	185.9	108.5	67.7	18.6	380.7
Segment EBITDA	325.9	186.7	104.9	(28.9)	588.6
Other operating expenses and other income (expense) excluding divestitures	(0.2)	(2.3)	2.5	(11.6)	(11.6)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Six months ended June 30, 2010 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,401.8	$679.8	$598.7	$75.0	$2,755.3
Product sales and other	189.1	17.7	166.3	32.8	405.9
Equity earnings in affiliates (a)	—	—	13.8	—	13.8

Total segment reporting revenues	$1,590.9	$697.5	$778.8	$107.8	$3,175.0

Internal revenue	$9.0	$18.0	$4.2	$—	$31.2
External revenue	1,581.9	679.5	774.6	107.8	3,143.8
Depreciation and amortization	337.2	175.9	142.3	24.9	680.3
Segment EBITDA	594.2	267.7	151.1	(75.8)	937.2
Other operating expenses and other income (expense) excluding divestitures	12.8	(4.4)	(8.1)	(21.7)	(21.4)

Six months ended June 30, 2009 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,281.4	$705.1	$558.2	$106.1	$2,650.8
Product sales and other	165.2	45.5	145.6	22.5	378.8
Equity earnings in affiliates (a)	—	—	12.4	—	12.4

Total segment reporting revenues	$1,446.6	$750.6	$716.2	$128.6	$3,042.0

Internal revenue	$8.5	$16.9	$2.7	$0.4	$28.5
External revenue	1,438.1	733.7	713.5	128.2	3,013.5
Depreciation and amortization	373.3	188.9	129.4	33.5	725.1
Segment EBITDA	590.8	349.1	177.2	(57.0)	1,060.1
Other operating expenses and other income (expense) excluding divestitures	(6.1)	(6.8)	(9.2)	12.0	(10.1)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009
Revenues:
Total reported segments	$1,592.2	$1,509.4	$3,067.2	$2,913.4
All Other and Corporate	49.6	57.3	107.8	128.6
Adjustment to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(4.7)	2.7	(14.6)	(0.6)
Eliminations (c)	(16.3)	(14.2)	(31.2)	(28.5)

Adjusted Revenue	1,620.8	1,555.2	3,129.2	3,012.9

Adjustment to reconcile to Consolidated revenues:
Divested businesses	—	23.4	—	47.2
Adjustments for non-wholly-owned entities (d)	57.7	(59.6)	110.1	(110.4)
Official check and money order revenues (b)	4.7	(2.7)	14.6	0.6
Independent Sales Organization commission expense	81.6	60.4	153.9	113.0
Reimbursable debit network fees, postage and other	849.9	631.9	1,609.0	1,221.5

Consolidated revenues	$2,614.7	$2,208.6	$5,016.8	$4,284.8

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009
Segment EBITDA:
Total reported segments	$552.5	$617.5	$1,013.0	$1,117.1
All Other and Corporate	(39.6)	(28.9)	(75.8)	(57.0)

Adjusted EBITDA	512.9	588.6	937.2	1,060.1

Adjustments to reconcile to “Loss before income taxes and equity earnings in affiliates”:
Divested businesses	1.4	8.8	1.4	23.3
Adjustments for non-wholly-owned entities (d)	23.5	(41.3)	43.2	(74.3)
Depreciation and amortization	(347.4)	(365.6)	(698.7)	(695.1)
Interest expense	(450.9)	(449.6)	(899.8)	(897.8)
Interest income	1.4	3.1	3.4	6.4
Other items (e)	2.6	(12.0)	(1.4)	(11.1)
Stock based compensation	(1.2)	(4.6)	(6.5)	(9.1)
Official check and money order EBITDA	1.2	(8.2)	7.6	(10.6)
Cost of data center, technology and savings initiatives	(13.7)	(43.8)	(19.5)	(101.2)
KKR merger related items	(7.7)	(7.3)	(13.5)	(13.5)
Eliminations	—	—	—	(0.2)

Loss before income taxes and equity earnings in affiliates	$(277.9)	$(331.9)	$(646.6)	$(723.1)

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for the International segment.
(b)	Represents adjustments for the official check and money order businesses which are excluded from Adjusted revenue and Adjusted EBITDA due to the Company’s wind down of these businesses.
(c)	Represents elimination of intersegment revenue.
(d)	Represent the reversal of the proportionate consolidation adjustments made to the Retail and Alliance Services segment revenue or segment EBITDA and equity earnings included in the International segment revenue or segment EBITDA. Also includes the add back of net income attributable to noncontrolling interests excluded from International segment EBITDA.
(e)	Includes “Other operating expenses” and “Other income (expense)” as presented on the Consolidated Statements of Operations.

Segment assets are as follows (in millions):

	June 30, 2010	December 31, 2009
Assets:
Retail and Alliance Services	$24,623.3	$25,377.3
Financial Services	5,116.7	5,238.8
International	5,217.1	5,841.5
All Other and Corporate	3,034.4	3,277.8

Consolidated	$37,991.5	$39,735.4

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Depreciation and Amortization:
Total reported segments	$329.1	$362.1	$655.4	$691.6
All Other and Corporate	10.2	18.6	24.9	33.5

	339.3	380.7	680.3	725.1

Adjustments to reconcile to consolidated depreciation and amortization:
Divested businesses	—	3.2	—	6.2
Adjustments for non-wholly-owned entities	26.2	(0.3)	54.8	(0.6)
Amortization of initial payments for new contracts	9.1	5.4	18.7	10.4

Total consolidated depreciation and amortization	$374.6	$389.0	$753.8	$741.1

Note 6: Redeemable Noncontrolling Interests

For a detailed discussion of the Banc of America Merchant Services, LLC (“BAMS”) transaction as well as the Company’s redeemable noncontrolling interests, refer to Notes 4 and 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Rockmount owned a 5% non-voting interest in BAMS. The Company owned a 40% noncontrolling interest in Rockmount. In May 2010, the third party owning a controlling interest in Rockmount exercised a put right on Rockmount’s beneficial interest in BAMS requiring net cash payments from FDC of $213 million. The redemption amount was based on Rockmount’s capital account balance in BAMS immediately prior to the redemption with an additional adjustment paid by the Company and Bank of America N.A. based on the level of BAMS revenues for the trailing 12 month period ended March 31, 2010. After redemption by Rockmount, the Company owns 51% of BAMS and Bank of America N.A. owns 49%.

The following table presents a summary of the redeemable noncontrolling interests activity for the six months ended June 30, 2010 (in millions):

Balance at December 31, 2009	$226.9
Distributions	(11.9)
Share of income	18.3
Purchase of noncontrolling interests	(213.3)
Adjustment to redemption value of redeemable noncontrolling interest	7.0
Other	0.1

Balance at June 30, 2010	$27.1

The following table presents the effects of changes in FDC’s ownership interest in its BAMS alliance on FDC’s equity (in millions):

Six months ended June 30, 2010
Net loss attributable to FDC	$(411.3)
Transfers from noncontrolling interest:
Decrease in FDC’s paid-in capital for loss recognized from purchase of noncontrolling interest	(2.5)

Transfers from noncontrolling interest	(2.5)

Change in net loss attributable to FDC and transfers from noncontrolling interest	$(413.8)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

On August 3, 2007, Concord EFS, Inc. filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. On March 24, 2008, the Court entered an order granting the defendants’ motions for partial summary judgment, finding that the claims raised in this case would need to be addressed under a “Rule of Reason” analysis. On February 2, 2009, the Plaintiffs filed a Second Amended Complaint, which was dismissed by the Court on September 4, 2009. On October 16, 2009, the Plaintiffs filed a Third Amended Complaint. On June 21, 2010, the Court granted dismissal of such complaint as to the single-brand aftermarket derivative theory and ordered the parties to brief a summary judgment regarding Plaintiffs’ alternative all ATM networks relevant market theory claim.

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

Note 8: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009
Service costs	$0.8	$1.9	$1.6	$3.8
Interest costs	9.7	9.1	19.8	17.7
Expected return on plan assets	(9.8)	(8.5)	(20.0)	(16.5)
Amortization	0.5	0.9	1.1	1.7

Net periodic benefit expense	$1.2	$3.4	$2.5	$6.7

The Company estimates pension plan contributions for 2010 to be approximately $33 million. During the six months ended June 30, 2010, approximately $14 million was contributed to the United Kingdom plan and no contributions were made to the U.S. plan.

Note 9: Stock Compensation Plans

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $1.2 million and $6.5 million and $4.6 million and $9.1 million pretax for the three and six months ended June 30, 2010 and 2009, respectively. A forfeiture rate adjustment based on actual experience decreased the amount of stock-based compensation expense recognized in the three months ended June 30, 2010. Stock-based compensation expense is recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations.

Stock Options

In May 2010, the Company modified the terms of time based options and performance based options outstanding under the stock incentive plan established by First Data Holdings, Inc. (“Holdings”), which owns 100% of FDC’s equity interests, for management employees of FDC (“stock plan”). The modifications only affected active employees as of the modification date. The exercise price on previously granted time based options was reduced from $5 to $3. The Company is continuing to recognize expense

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

on these options based on the original grant date fair value amortized over the remaining original vesting schedule. Due to the nature of the call rights associated with the time based options, subsequent to the modification, which expire 180 days after certain employment termination events or the latter of September 24, 2012 or a qualified public offering, the incremental stock option fair value from the change in exercise price will only be recognized upon such events. Prior to the modifications, the call rights expired 180 days after certain employment termination events or the earlier of September 24, 2012 or a change in control. In addition, outstanding performance based options were cancelled and reissued. The reissued performance based options have an exercise price of $3 and a tiered vesting schedule that provides for vesting of 25%, 75% or 100% of the options if the Company achieves certain EBITDA targets in any fiscal year between January 1, 2010 and December 31, 2013. The performance based options have call rights similar to the time based options described above. Due to the call rights, the Company will only recognize expense on the performance based options upon a qualified public offering or certain employment termination events. In conjunction with the above noted modifications, stock plan participants also received a cash bonus payment in the second quarter of 2010 totaling $7.8 million.

During the six months ended June 30, 2010 additional time based and performance based options were granted under the stock plan. The time based options granted vest equally over a three to five year period and performance based options vest based upon the Company achieving the EBITDA targets discussed above. The options granted have call rights similar to those described above and, as a result, the Company will only recognize expense on these options upon a qualified public offering or certain employment termination events.

As of June 30, 2010 there was approximately $115 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options. Approximately $39 million will be recognized over a weighted-average period of approximately 3.4 years while approximately $76 million will only be recognized upon a qualified public offering or certain termination events.

The fair value of Holdings stock options granted for the six months ended June 30, 2010 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions (excluding the effect of stock plan modifications):

Six months ended June 30, 2010
Risk-free interest rate	3.22%
Dividend yield	—
Volatility	51.67%
Expected term (in years)	7
Fair value of stock	$3
Fair value of options	$2

A summary of Holdings stock option activity for the six months ended June 30, 2010 is as follows (options in millions):

	2010
	Options	Weighted-Average Exercise Price
Outstanding at January 1	67.1	$5
Granted (a)	42.5	$3
Cancelled / Forfeited (a)	(39.1)	$5

Outstanding at June 30	70.5	$3

(a)	The number of options granted and cancelled/forfeited includes performance based options cancelled and reissued in connection with the stock plan modifications discussed above.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during the three months ended June 30, 2010. The restrictions on the awards granted in May 2010 will lapse upon a qualified public offering, a change in control or certain employment termination or liquidity events. As such, the Company is not recognizing expense on awards granted during the three months ended June 30, 2010. The Company is continuing to recognize expense on the restricted stock awards granted prior to May 2010 based on the original grant

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

date fair value amortized over the remaining original vesting schedule. As of June 30, 2010 there was approximately $27 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock. Approximately $3 million will be recognized over a weighted-average period of approximately 2.9 years while approximately $24 million will only be recognized upon a qualified public offering or certain termination events. A summary of Holdings restricted stock award and restricted stock unit activity for the six months ended June 30, 2010 is as follows (awards/units in millions):

	2010 Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1	1.5	$5
Granted	7.8	$3
Cancelled / Forfeited	(0.5)	$5

Non-vested at June 30	8.8	$3

Note 10: Investment Securities

Investment securities are a component of the Company’s settlement assets and represent the investment of funds received by FDC from the sale of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities included in current settlement assets include primarily discounted commercial paper, time deposits and corporate bonds. The Company’s long-term settlement assets are comprised primarily of student loan auction rate securities (“SLARS”). Realized gains and losses on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments including equity securities and shares of a money market fund which are carried at fair value and included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets. Realized gains and losses on these investments are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2.

The principal components of the Company’s investment securities are as follows (in millions):

	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)(c)	Fair Value (d)
June 30, 2010
Student loan auction rate securities	$488.0	—	$(31.5)	$(2.7)	$453.8
Corporate bonds	40.1	—	(0.1)	—	40.0
Time deposits	30.0	—	—	—	30.0
Discounted commercial paper	20.0	—	—	—	20.0
Other securities:
Cost method investments	24.9	—	—	—	24.9
Other	0.5	$0.1	—	—	0.6

Total other	25.4	0.1	—	—	25.5

Totals	$603.5	$0.1	$(31.6)	$(2.7)	$569.3

December 31, 2009
Student loan auction rate securities	$494.4	—	$(29.8)	$(14.9)	$449.7
Corporate bonds	270.7	$0.7	—	—	271.4
Other securities:
Cost method investments	25.1	—	—	—	25.1
Other	15.8	0.2	—	—	16.0

Total other	40.9	0.2	—	—	41.1

Totals	$806.0	$0.9	$(29.8)	$(14.9)	$762.2

(a)	Represents amortized cost for debt securities.
(b)	“OTTI” refers to other-than-temporary impairments.
(c)	Represents the fair value adjustment for debt securities excluding that attributable to credit losses.
(d)	Represents cost for cost method investments.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in millions):

June 30, 2010	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	—	—	$453.8	$(34.2)	$453.8	$(34.2)
Corporate bonds	$13.2	$(0.1)	—	—	13.2	(0.1)
Discounted commercial paper (a)	20.0	—	—	—	20.0	—
State and municipal obligations (a)	—	—	0.1	—	0.1	—

	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	—	—	$449.7	$(44.7)	$449.7	$(44.7)

(a)	Unrealized losses less than 12 months are less than $50,000.

As of June 30, 2010, the Company’s unrealized losses related to the following:

Student loan auction rate securities - The unrealized losses resulted from securities that have decreased in fair value to below their amortized cost primarily due to the current inability to redeem at par value resulting from the failure of the auction mechanisms. The Company believes that the SLARS currently held, with the exception of securities issued by NextStudent, will recover all of their principal value by their maturity date due to the following:

•	the securities are comprised primarily of senior tranches;

•	the securities are predominantly backed by collateral that is 97%-98% guaranteed by Federal Family Education Loan Program (“FFELP”) with subordinated tranches covering the non-guaranteed portion;

•	the securities have loan to collateral value ratios of 100% or greater for all securities;

•

the securities have above investment grade credit ratings with the majority of securities rated at “A3” and “A-”or higher by Moody’s and Standard and Poor’s, respectively, with the exception of NextStudent securities which are rated “Caa1” and “BBB” by Moody’s and Fitch, respectively.

The Company does not currently intend to sell the SLARS, with the exception of NextStudent as discussed below, and does not consider it more likely than not that it will be required to sell the SLARS before the recovery of their amortized cost basis and accordingly no credit losses have been recorded. This determination was based on management’s expectation as to when certain related settlement liabilities will need to be funded and the Company’s ability to use its revolving credit facility in the event the settlement liabilities need to be funded before the SLARS are liquid.

In 2009, based on the Company’s qualitative assessment that the NextStudent SLARS might not recover all of their principal value by their maturity date and that the Company might incur a credit loss on them at least equal to the non-guaranteed portion of the underlying collateral, management concluded that a credit loss should be recognized for the securities issued by NextStudent. During the first quarter of 2010, the Company made the decision to sell a portion of the NextStudent securities and recognized an additional other-than-temporary impairment of $0.3 million. During the second quarter of 2010, the Company was informed that the NextStudent Trust was directed to liquidate through public sale the underlying collateral of the securities and to apply the majority of the proceeds of the sale to the settlement of all of the outstanding NextStudent securities, including the Company’s holdings.

Corporate bonds - The unrealized losses on the Company’s investments in corporate bonds resulted from temporary interest rate fluctuations that occurred during the first six months of 2010. The unrealized losses were deemed to be not other-than-temporary because the Company does not consider it more likely than not that it will be required to sell the corporate bonds before the recovery of their amortized cost basis. Maturities will occur during the first quarter of 2011.

Discounted commercial paper - The unrealized losses on the Company’s investments in discounted commercial paper resulted from temporary interest rate fluctuations that occurred during the second quarter of 2010. The unrealized losses were deemed to be not other-than-temporary because the Company does not consider it more likely than not that it will be required to sell the discounted commercial paper before the recovery of their amortized cost basis. Maturities will occur during the third quarter of 2010.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

All of the above investments, with the exception of cost method investments, are classified as available-for-sale. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of other comprehensive income (“OCI”) into the Consolidated Statements of Operations. Unrealized gains and losses on investments carried at fair value were included as a separate component of OCI, net of any related tax effects.

The following table presents additional information on available-for-sale securities (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Proceeds from sale	—	$4.0	$0.3	$17.6
Gross realized gain included in earnings as a result of sales	—	—	0.2	0.1
Gross realized (loss) included in earnings as a result of sales	—	—	—	(0.1)
Net unrealized gain or (loss) included in OCI, net of tax	$6.1	18.6	5.8	7.4
Net (losses) reclassified out of OCI into earnings	—	—	(0.2)	—

The Company recognized a gain of $3.3 million in “Product sales and other” and a gain of $1.7 million in “Other income (expense)” during the three months ended March 31, 2010 on the redemption of investments previously impaired.

The following table presents maturity information for the Company’s investments in debt securities at June 30, 2010 (in millions):

Fair Value
Due within one year	$60.4
Due after one year through five years	—
Due after five years through 10 years	28.9
Due after 10 years	425.0

Total debt securities	$514.3

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of June 30, 2010 there were no indicators of impairment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of June 30, 2010 it was deemed impracticable to estimate the fair value on $19.6 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the excessive costs of obtaining an independent valuation in relation to the size of the investments. Realized pretax gains and losses associated with these investments are recognized in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2.

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

As of June 30, 2010, the Company uses derivative instruments to mitigate (i) cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), (ii) to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates and (iii) to protect the Company from foreign currency exposure related to an outsourcing contract with a foreign vendor.

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

DERIVATIVES NOT QUALIFYING FOR HEDGE ACCOUNTING

At June 30, 2010, the Company had certain derivative instruments that functioned as economic hedges but no longer qualify or were not designated to qualify for hedge accounting. Such instruments included a cross-currency swap to hedge foreign currency exposure from an intercompany loan, cross-currency swaps to hedge an investment in a foreign subsidiary from fluctuations in foreign currency exchange rates, a foreign exchange rate collar to hedge foreign currency exposure related to an outsourcing contract with a foreign vendor, and interest rate swaps to hedge the interest payments on variable rate debt from fluctuations in interest rates.

During the first quarter of 2009, one of the cash flow hedges of interest payments on the Company’s variable rate debt previously designated to qualify for hedge accounting ceased to be highly effective. As such, the Company did not apply hedge accounting to the discontinued hedge during the first quarter of 2009 and discontinued prospective hedge accounting for the affected derivatives with a notional balance of $1.5 billion. During the second quarter of 2009, the Company made an election with respect to the duration of the variable LIBOR interest rate payments it was hedging which was inconsistent with the original hedge strategy documented in the accounting designation. Accordingly, the Company had to de-designate the affected interest rate swaps, with $2.0 billion notional amount, from receiving hedge accounting. The Company was able to re-designate prospectively an interest rate swap

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

with a notional amount of $500 million to continue to receive hedge accounting treatment; however, the other interest rate swaps with $1.5 billion notional amount no longer met the criteria to qualify for hedge accounting primarily due to the significant “off-market” value of the swaps and will not be receiving hedge accounting treatment prospectively.

During the second quarter of 2010, two interest rate swaps with a total notional balance of $1.0 billion and one basis rate swap with a notional balance of $1.0 billion ceased to be highly effective. As such, the Company did not apply hedge accounting to the discontinued hedges during the second quarter of 2010 and discontinued prospective hedge accounting for the affected derivatives. The amount reclassed in the second quarter of 2010 from OCI to the “Other income (expense)” line of the Consolidated Statements of Operations as a result of the hedges becoming ineffective was $4.6 million.

While the derivatives noted above no longer qualify for hedge accounting, they continue to be effective economically in eliminating the variability in interest rate payments on the corresponding portion of the Company’s variable rate debt. The notional amount of all interest rate swaps and basis rate swaps that no longer qualify for hedge accounting is $4.0 billion and $1.0 billion, respectively.

As of June 30, 2010, the notional amount of the foreign exchange rate collar was approximately 88.3 million Philippine pesos ($1.9 million). The notional amount of the cross-currency swaps was 91.1 million euro (approximately $112.7 million).

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

DERIVATIVES THAT QUALIFY FOR HEDGE ACCOUNTING

Hedge of a Net Investment in a Foreign Operation

As of June 30, 2010, the Company had a cross currency swap that was designated as a hedge of net investments in foreign operations with an aggregate notional amount of 115.0 million Australian dollars (approximately $100.5 million).

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below.

Cash Flow Hedges

As of June 30, 2010, the Company had interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $3.5 billion of the approximate $12.4 billion variable rate senior secured term loan. The Company also had basis rate swaps that modify the variable rates on $3 billion of the $3.5 billion interest rate swaps and that lower the fixed interest rates on those interest rate swaps. The basis swaps pay interest at rates equal to three-month-LIBOR and receive interest at rates equal to one-month-LIBOR plus a fixed spread. The basis swaps expire on September 24, 2010. The Company pays interest on its senior secured term loan facility based on the one-month-LIBOR interest rate index to match the terms of the basis swaps. Ineffectiveness associated with these hedges is recognized immediately in the Consolidated Statements of Operations. As discussed above, the Company had additional interest rate swaps and basis swaps with notional amounts totaling $5.0 billion that do not qualify for hedge accounting.

At June 30, 2010, the maximum length of time over which the Company is hedging its exposure is approximately 2.2 years. The Company follows the hypothetical derivative method to measure hedge ineffectiveness which resulted mostly from the hedges being off-market at the time of designation. The amount of losses in OCI related to the hedged transactions as of June 30, 2010 that is expected to be reclassified into the Consolidated Statements of Operations within the next 12 months is approximately $100 million.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Balance Sheets or in the Consolidated Statements of Operations, see the tabular information presented below.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

FAIR VALUE OF DERIVATIVE INSTRUMENTS

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of June 30, 2010
(in millions)	Assets(a)	Liabilities(b)

Derivatives designated as hedging instruments
Interest rate contracts	—	$(288.7)
Foreign exchange contracts	—	(3.9)

Total derivatives designated as hedging instruments	—	(292.6)

Derivatives not designated as hedging instruments
Interest rate contracts	—	(143.4)
Foreign exchange contracts	$16.7	(0.2)

Total derivatives not designated as hedging instruments	16.7	(143.6)

Total derivatives	$16.7	$(436.2)

(in millions)	As of December 31, 2009
	Assets(a)	Liabilities(b)
Derivatives designated as hedging instruments
Interest rate contracts	—	$(304.4)
Foreign exchange contracts	—	(10.0)

Total derivatives designated as hedging instruments	—	(314.4)

Derivatives not designated as hedging instruments
Interest rate contracts	—	(153.5)
Foreign exchange contracts	$1.2	(3.6)

Total derivatives not designated as hedging instruments	1.2	(157.1)

Total derivatives	$1.2	$(471.5)

(a)	Derivative assets are included in the “Other long-term assets” line of the Consolidated Balance Sheets.
(b)	Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	For the three months ended June 30, 2010		For the three months ended June 30, 2009
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$(12.3)	—	$28.4	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(44.1)	—	$(27.4)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	$(1.3)	—	$(2.0)	—

Derivatives in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)		$4.1		$(14.7)
Amount of gain or (loss) recognized in income (ineffective portion) (b)		$3.3		—
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$(16.0)	$11.9	$(4.8)	$(6.8)

(a)	Gain (loss) is recognized in the “Interest expense” line of the Statements of Operations.
(b)	Gain (loss) is recognized in the “Other income (expense)” line of the Statements of Operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	For the six months ended June 30, 2010		For the six months ended June 30, 2009
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$(36.2)	—	$65.6	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(83.6)	—	$(52.4)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	$(3.5)	—	$(3.8)	—

Derivatives in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)		$4.1		$(12.3)
Amount of gain or (loss) recognized in income (ineffective portion) (b)		$0.5		$(0.1)
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$(42.8)	$19.0	$(1.9)	$(1.1)

(a)	Gain (loss) is recognized in the “Interest expense” line of the Statements of Operations.
(b)	Gain (loss) is recognized in the “Other income (expense)” line of the Statements of Operations.

ACCUMULATED DERIVATIVE GAINS AND LOSSES

The following table summarizes activity in other comprehensive income for the six months ended June 30, 2010 related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company (in millions, after tax):

Six months ended June 30, 2010
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(242.3)
Less: Reclassifications into earnings from other comprehensive income (loss)	52.4

(189.9)
Net losses in fair value of derivatives (a)	(20.3)

Accumulated loss included in other comprehensive income (loss) at end of the period	$(210.2)

(a)	Gains and losses are included in unrealized (losses) gains on hedging activities and in foreign currency translation adjustment on the Consolidated Statements of Equity.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12: Fair Value Measurement

Fair value of financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments (in millions):

June 30, 2010	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$90.0	$90.0
Long-term investment securities	$453.9	$453.9
Other long-term assets:
Long-term investment securities	$0.5	$0.5
Derivative financial instruments	$16.7	$16.7
Cost method investments	$24.9	$24.9
Other current liabilities:
Derivative financial instruments	$6.2	$6.2
Long-term borrowings:
Long-term borrowings	$22,261.9	$17,619.6
Other long-term liabilities:
Derivative financial instruments	$430.0	$430.0

(a)	Represents cost for cost method investments. Refer to Note 10 of these Consolidated Financial Statements for a more detailed discussion of cost method investments.

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

Concentration of credit risk

The Company’s investment securities are diversified across multiple issuers within its investment portfolio (investment securities plus cash and cash equivalents). In addition to investment securities, the Company maintains other financial instruments with various financial institutions. The Company has no single issuer representing more than 15% of the total carrying value of the investment portfolio and limits its derivative financial instruments credit risk by maintaining contracts with counterparties rating “A” or higher. The Company periodically reviews the credit standings of these institutions.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy:

	Fair Value Measurement Using
As of June 30, 2010 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$453.8	$453.8
Other available-for-sale securities:
Corporate bonds	—	40.0	—	40.0
Time deposits	—	30.0	—	30.0
Discounted commercial paper	—	20.0	—	20.0
Preferred stock	0.1	—	—	0.1

Total other available-for-sale securities	0.1	90.0	453.8	543.9

Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Foreign currency derivative contracts	—	16.7	—	16.7

Total other long-term assets	—	17.2	—	17.2

Total assets at fair value	$0.1	$107.2	$453.8	$561.1

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$6.2	$—	$6.2
Other long-term liabilities:
Interest rate swap contracts	—	425.9	—	425.9
Foreign currency derivative contracts	—	4.1	—	4.1

Total liabilities at fair value	$—	$436.2	$—	$436.2

Settlement assets-Student loan auction rate securities

The Company holds SLARS which are long-term debt instruments, issued by student loan trusts, with variable interest rates that historically reset through a periodic Dutch auction process but do not include a put-back option. Due to the collapse of the auction market in 2008, the Company will not be able to readily redeem the SLARS at par value until the auction market successfully resumes, a secondary market is established for long-term investors, or issuers redeem the securities. A failed auction does not represent a default by the issuer of the underlying security. As a result of the failed auctions, the trusts are required and continue to pay maximum interest rates as defined in the security offering documents which are typically based on either LIBOR or Treasury rates plus a spread.

Due to the lack of observable market activity for the SLARS held by the Company, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighed discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rate, as well as underlying collateral, ratings, and guarantees or insurance. The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy. A 100 basis point change in liquidity risk premium, as well as other factors including default probability and default recovery rate assumptions, would impact the value of the SLARS by approximately $14 million.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance January 1, 2010	$449.7
Total gains or losses (realized or unrealized):
Included in other comprehensive income	10.5
Included in product sales and other	(0.3)
Settlements	(6.1)
Transfers in (out) of Level 3	—

Ending balance June 30, 2010	$453.8

Settlement assets-Other available-for-sale securities

Prices for these securities are not quoted on active exchanges but are priced through an independent third-party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs as noted below for each type of instrument.

•	Corporate bonds – market approach using observable inputs including reported trades, benchmark yields, broker/dealer quotes, issuer spreads and other standard inputs

•	Time deposits – typically valued at par

•	Discounted commercial paper – market approach using observable inputs including maturity dates, issue dates, credit ratings, current commercial paper rates and settlement dates

The Company’s experience with these types of investments and expectations of the current investments held is that they will be satisfied at the current carrying amount. These securities were classified as Level 2.

Other long-term assets-Available-for-sale securities

The Company held certain other investments that were classified as available-for-sale and were classified as Level 2.

Derivative financial instruments

The Company uses derivative instruments to mitigate certain risks. The Company’s derivatives are not exchange listed and therefore the fair value is estimated under an income approach using Bloomberg analytics models that are based on readily observable market inputs. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observables including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity and, accordingly, the Company’s derivatives were classified within Level 2 of the fair value hierarchy. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized or that will be realized in the near future. Refer to Note 11 of these Consolidated Financial Statements for additional information regarding the Company’s derivative financial instruments.

Assets and liabilities measured at fair value on a non-recurring basis

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following tables present the results of operations, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the three and six months ended June 30, 2010 and 2009, and as of June 30, 2010 and December 31, 2009 to arrive at the information for FDC on a consolidated basis.

(in millions)	Three months ended June 30, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,011.0	$582.8	$(36.5)	$1,557.3
Product sales and other	—	140.3	80.3	(13.1)	207.5
Reimbursable debit network fees, postage and other	—	579.5	288.7	(18.3)	849.9

	—	1,730.8	951.8	(67.9)	2,614.7

Expenses:
Cost of services (exclusive of items shown below)	—	484.3	305.0	(36.5)	752.8
Cost of products sold	—	65.2	47.6	(13.1)	99.7
Selling, general and administrative	66.5	219.5	109.9	—	395.9
Reimbursable debit network fees, postage and other	—	579.5	288.7	(18.3)	849.9
Depreciation and amortization	2.2	231.9	113.3	—	347.4
Other operating expenses:
Restructuring, net	10.6	8.6	4.7	—	23.9
Litigation and regulatory settlements	—	(1.7)	—	—	(1.7)

	79.3	1,587.3	869.2	(67.9)	2,467.9

Operating (loss) profit	(79.3)	143.5	82.6	—	146.8

Interest income	0.2	(0.2)	1.4	—	1.4
Interest expense	(446.9)	(1.7)	(2.3)	—	(450.9)
Interest income (expense) from intercompany notes	41.0	(49.3)	8.3	—	—
Other income (expense)	56.8	42.2	(48.2)	(26.0)	24.8
Equity earnings from consolidated subsidiaries	95.1	29.7	—	(124.8)	—

	(253.8)	20.7	(40.8)	(150.8)	(424.7)

(Loss) income before income taxes and equity earnings in affiliates	(333.1)	164.2	41.8	(150.8)	(277.9)
Income tax (benefit) expense	(161.9)	40.1	(0.6)	—	(122.4)
Equity earnings in affiliates	—	34.0	0.4	(1.1)	33.3

Net (loss) income	(171.2)	158.1	42.8	(151.9)	(122.2)
Less: Net income attributable to noncontrolling interests	—	—	11.8	37.2	49.0

Net (loss) income attributable to First Data Corporation	$(171.2)	$158.1	$31.0	$(189.1)	$(171.2)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2010
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,947.7	$1,127.7	$(69.9)	$3,005.5
Product sales and other	—	259.5	167.9	(25.1)	402.3
Reimbursable debit network fees, postage and other	—	1,112.0	532.1	(35.1)	1,609.0

	—	3,319.2	1,827.7	(130.1)	5,016.8

Expenses:
Cost of services (exclusive of items shown below)	—	909.3	668.9	(69.9)	1,508.3
Cost of products sold	—	125.2	74.9	(25.1)	175.0
Selling, general and administrative	127.4	428.8	218.4	—	774.6
Reimbursable debit network fees, postage and other	—	1,112.0	532.1	(35.1)	1,609.0
Depreciation and amortization	4.0	463.7	231.0	—	698.7
Other operating expenses:
Restructuring, net	9.9	18.1	8.4	—	36.4
Litigation and regulatory settlements	—	(2.0)	—	—	(2.0)

	141.3	3,055.1	1,733.7	(130.1)	4,800.0

Operating (loss) profit	(141.3)	264.1	94.0	—	216.8

Interest income	0.5	0.2	2.7	—	3.4
Interest expense	(888.4)	(3.6)	(7.8)	—	(899.8)
Interest income (expense) from intercompany notes	67.4	(84.1)	16.7	—	—
Other income (expense)	91.8	43.9	(76.7)	(26.0)	33.0
Equity earnings from consolidated subsidiaries	138.4	55.7	—	(194.1)	—

	(590.3)	12.1	(65.1)	(220.1)	(863.4)

(Loss) income before income taxes and equity earnings in affiliates	(731.6)	276.2	28.9	(220.1)	(646.6)
Income tax (benefit) expense	(320.3)	48.8	11.0	—	(260.5)
Equity earnings in affiliates	—	57.0	0.4	(1.9)	55.5

Net (loss) income	(411.3)	284.4	18.3	(222.0)	(330.6)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.2)	23.3	57.6	80.7

Net (loss) income attributable to First Data Corporation	$(411.3)	$284.6	$(5.0)	$(279.6)	$(411.3)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended June 30, 2009
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,072.9	$299.8	$(1.2)	$1,371.5
Product sales and other	—	143.3	65.4	(3.5)	205.2
Reimbursable debit network fees, postage and other	—	619.9	12.0	—	631.9

	—	1,836.1	377.2	(4.7)	2,208.6

Expenses:
Cost of services (exclusive of items shown below)	—	525.1	149.2	(1.2)	673.1
Cost of products sold	—	60.9	22.8	(3.5)	80.2
Selling, general and administrative	53.4	197.3	80.5	—	331.2
Reimbursable debit network fees, postage and other	—	619.9	12.0	—	631.9
Depreciation and amortization	1.5	299.9	64.2	—	365.6
Other operating expenses:
Restructuring, net	(0.2)	8.0	0.6	—	8.4

	54.7	1,711.1	329.3	(4.7)	2,090.4

Operating (loss) profit	(54.7)	125.0	47.9	—	118.2

Interest income	1.3	0.2	1.6	—	3.1
Interest expense	(443.4)	(2.1)	(4.1)	—	(449.6)
Interest (expense) income from intercompany notes	(34.0)	24.5	9.5	—	—
Other income (expense)	(42.1)	1.7	36.8	—	(3.6)
Equity earnings (loss) from consolidated subsidiaries	158.0	(3.8)	—	(154.2)	—

	(360.2)	20.5	43.8	(154.2)	(450.1)

(Loss) income before income taxes and equity earnings in affiliates	(414.9)	145.5	91.7	(154.2)	(331.9)
Income tax (benefit) expense	(219.0)	67.7	38.5	—	(112.8)
Equity earnings (loss) in affiliates	—	25.8	(0.3)	—	25.5

Net (loss) income	(195.9)	103.6	52.9	(154.2)	(193.6)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.3)	2.6	—	2.3

Net (loss) income attributable to First Data Corporation	$(195.9)	$103.9	$50.3	$(154.2)	$(195.9)

	Six months ended June 30, 2009
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,106.4	$574.1	$(2.2)	$2,678.3
Product sales and other	—	259.1	132.2	(6.3)	385.0
Reimbursable debit network fees, postage and other	—	1,197.3	24.2	—	1,221.5

	—	3,562.8	730.5	(8.5)	4,284.8

Expenses:
Cost of services (exclusive of items shown below)	—	1,064.4	325.2	(2.2)	1,387.4
Cost of products sold	—	109.6	40.4	(6.3)	143.7
Selling, general and administrative	106.5	392.7	158.5	—	657.7
Reimbursable debit network fees, postage and other	—	1,197.3	24.2	—	1,221.5
Depreciation and amortization	2.6	564.6	127.9	—	695.1
Other operating expenses:
Restructuring, net	0.9	25.7	6.9	—	33.5
Litigation and regulatory settlements	(2.7)	—	—	—	(2.7)

	107.3	3,354.3	683.1	(8.5)	4,136.2

Operating (loss) profit	(107.3)	208.5	47.4	—	148.6

Interest income	2.8	0.3	3.3	—	6.4
Interest expense	(885.1)	(4.1)	(8.6)	—	(897.8)
Interest (expense) income from intercompany notes	(69.2)	50.6	18.6	—	—
Other income (expense)	7.8	3.0	8.9	—	19.7
Equity earnings (loss) from consolidated subsidiaries	220.0	(20.4)	—	(199.6)	—

	(723.7)	29.4	22.2	(199.6)	(871.7)

(Loss) income before income taxes and equity earnings in affiliates	(831.0)	237.9	69.6	(199.6)	(723.1)
Income tax (benefit) expense	(403.8)	112.4	33.8	—	(257.6)
Equity earnings (loss) in affiliates	—	45.1	(1.1)	—	44.0

Net (loss) income	(427.2)	170.6	34.7	(199.6)	(421.5)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.1)	5.8	—	5.7

Net (loss) income attributable to First Data Corporation	$(427.2)	$170.7	$28.9	$(199.6)	$(427.2)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	June 30, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$169.3	$21.8	$392.6	—	$583.7
Accounts receivable, net of allowance for doubtful accounts	17.8	1,131.8	1,003.7	—	2,153.3
Settlement assets (a)	—	3,203.5	3,333.7	—	6,537.2
Other current assets	86.9	242.9	84.2	—	414.0

Total current assets	274.0	4,600.0	4,814.2	—	9,688.2

Property and equipment, net of accumulated depreciation	30.6	666.0	305.0	—	1,001.6
Goodwill	—	9,554.7	7,682.1	—	17,236.8
Customer relationships, net of accumulated amortization	—	3,163.8	2,412.3	—	5,576.1
Other intangibles, net of accumulated amortization	606.6	738.2	654.6	—	1,999.4
Investment in affiliates	—	1,219.5	36.7	—	1,256.2
Long-term settlement assets (a)	—	—	453.9	—	453.9
Other long-term assets	531.0	227.3	21.0	—	779.3
Investment in consolidated subsidiaries	25,756.4	5,335.6	—	$(31,092.0)	—

Total assets	$27,198.6	$25,505.1	$16,379.8	$(31,092.0)	$37,991.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5.9	$113.8	$95.1	—	$214.8
Short-term and current portion of long-term borrowings	128.0	39.3	128.5	—	295.8
Settlement obligations (a)	—	3,203.5	3,821.8	—	7,025.3
Other current liabilities	415.2	643.1	379.7	—	1,438.0

Total current liabilities	549.1	3,999.7	4,425.1	—	8,973.9

Long-term borrowings	22,123.9	46.3	91.7	—	22,261.9
Long-term deferred tax (assets) liabilities	(905.6)	2,016.3	18.7	—	1,129.4
Intercompany payable (receivable)	4,645.7	(3,944.5)	(701.2)	—	—
Intercompany notes	(1,170.3)	1,524.5	(354.2)	—	—
Other long-term liabilities	1,027.4	126.8	20.3	—	1,174.5

Total liabilities	26,270.2	3,769.1	3,500.4	—	33,539.7

Redeemable equity interests	—	—	27.1	$(27.1)	—
Redeemable noncontrolling interests	—	—	—	27.1	27.1
First Data Corporation stockholder’s equity	928.4	21,736.2	5,771.0	(27,507.2)	928.4
Noncontrolling interests	—	(0.2)	40.6	3,455.9	3,496.3
Equity of consolidated alliance	—	—	7,040.7	(7,040.7)	—

Total equity	928.4	21,736.0	12,852.3	(31,092.0)	4,424.7

Total liabilities and equity	$27,198.6	$25,505.1	$16,379.8	$(31,092.0)	$37,991.5

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	December 31, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$104.6	$25.4	$607.0	—	$737.0
Accounts receivable, net of allowance for doubtful accounts	17.1	1,106.3	1,332.1	—	2,455.5
Settlement assets (a)	—	3,523.3	3,347.0	—	6,870.3
Other current assets	69.3	243.3	86.2	—	398.8

Total current assets	191.0	4,898.3	5,372.3	—	10,461.6

Property and equipment, net of accumulated depreciation	29.9	677.9	343.6	—	1,051.4
Goodwill	—	9,570.0	7,905.8	—	17,475.8
Customer relationships, net of accumulated amortization	—	3,398.4	2,610.4	—	6,008.8
Other intangibles, net of accumulated amortization	607.0	820.9	693.2	—	2,121.1
Investment in affiliates	—	1,391.7	35.0	$(135.4)	1,291.3
Long-term settlement assets (a)	—	—	480.7	—	480.7
Other long-term assets	563.9	226.5	54.3	—	844.7
Investment in consolidated subsidiaries	26,401.5	5,370.0	—	(31,771.5)	—

Total assets	$27,793.3	$26,353.7	$17,495.3	$(31,906.9)	$39,735.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$0.2	$95.4	$105.1	—	$200.7
Short-term and current portion of long-term borrowings	142.2	36.9	125.8	—	304.9
Settlement obligations (a)	—	3,523.3	3,871.4	—	7,394.7
Other current liabilities	384.8	691.0	479.1	—	1,554.9

Total current liabilities	527.2	4,346.6	4,581.4	—	9,455.2

Long-term borrowings	22,152.8	47.3	104.8	—	22,304.9
Long-term deferred tax (assets) liabilities	(764.3)	2,101.7	9.0	—	1,346.4
Intercompany payable (receivable)	4,203.4	(3,550.8)	(652.6)	—	—
Intercompany notes	(1,044.2)	1,405.0	(360.8)	—	—
Other long-term liabilities	1,133.1	146.3	22.5	—	1,301.9

Total liabilities	26,208.0	4,496.1	3,704.3	—	34,408.4

Redeemable equity interests	—	—	362.3	$(362.3)	—
Redeemable noncontrolling interests	—	—	—	226.9	226.9
First Data Corporation stockholder’s equity	1,585.3	21,857.6	6,315.3	(28,172.9)	1,585.3
Noncontrolling interests	—	—	46.4	3,468.4	3,514.8
Equity of consolidated alliance	—	—	7,067.0	(7,067.0)	—

Total equity	1,585.3	21,857.6	13,428.7	(31,771.5)	5,100.1

Total liabilities and equity	$27,793.3	$26,353.7	$17,495.3	$(31,906.9)	$39,735.4

(a)	The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Six months ended June 30, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(411.3)	$284.4	$18.3	$(222.0)	$(330.6)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	4.0	512.4	237.4	—	753.8
(Gains) charges related to other operating expenses and other income (expense)	(81.9)	(27.8)	85.1	26.0	1.4
Other non-cash and non-operating items, net	49.9	(112.2)	4.7	195.9	138.3
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(311.4)	4.6	170.3	(2.8)	(139.3)

Net cash (used in) provided by operating activities	(750.7)	661.4	515.8	(2.9)	423.6

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(0.8)	(0.1)	—	(0.9)
Payments related to other businesses previously acquired	—	—	(1.3)	—	(1.3)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	21.2	—	21.2
Additions to property and equipment	(2.4)	(56.9)	(36.1)	—	(95.4)
Proceeds from sale of property and equipment	—	0.1	0.9	—	1.0
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.6)	(63.7)	(17.7)	—	(82.0)
Distributions and dividends from subsidiaries	70.3	72.7	—	(143.0)	—
Other investing activities	2.4	134.5	14.6	(134.5)	17.0

Net cash provided by (used in) investing activities	69.7	85.9	(18.5)	(277.5)	(140.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	8.3	—	8.3
Principal payments on long-term debt	(77.3)	(31.3)	(10.9)	—	(119.5)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(12.3)	(74.4)	(86.7)
Distributions paid to redeemable equity holders	—	—	(7.5)	7.5	—
Distributions paid to equity holders	—	—	(142.5)	142.5	—
Purchase of noncontrolling interest	—	—	—	(213.3)	(213.3)
Redemption of Parent’s redeemable common stock	(0.8)	—	—	—	(0.8)
Redemption of redeemable equity of consolidated alliance	—	—	(347.8)	347.8	—
Cash dividends	(14.9)	—	(70.3)	70.3	(14.9)
Intercompany	838.7	(731.4)	(107.3)	—	—

Net cash provided by (used in) financing activities	745.7	(762.7)	(690.3)	280.4	(426.9)

Effect of exchange rate changes on cash and cash equivalents	—	11.8	(21.4)	—	(9.6)

Change in cash and cash equivalents	64.7	(3.6)	(214.4)	—	(153.3)

Cash and cash equivalents at beginning of period	104.6	25.4	607.0	—	737.0

Cash and cash equivalents at end of period	$169.3	$21.8	$392.6	$—	$583.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Six months ended June 30, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(427.2)	$170.6	$34.7	$(199.6)	$(421.5)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	2.6	607.0	131.5	—	741.1
(Gains) charges related to other operating expenses and other income (expense)	(7.4)	22.7	(2.0)	—	13.3
Other non-cash and non-operating items, net	(43.0)	(22.7)	(2.2)	199.6	131.7
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(464.9)	355.0	158.3	—	48.4

Net cash (used in) provided by operating activities	(939.9)	1,132.6	320.3	—	513.0

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(134.9)	(3.7)	128.7	(9.9)
Payments related to other businesses previously acquired	—	(13.4)	(0.1)	—	(13.5)
Additions to property and equipment	(3.5)	(31.9)	(54.2)	—	(89.6)
Proceeds from sale of property and equipment	—	0.4	15.0	—	15.4
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.8)	(54.2)	(17.1)	—	(73.1)
Other investing activities	—	0.7	5.3	—	6.0

Net cash used in investing activities	(5.3)	(233.3)	(54.8)	128.7	(164.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	77.0	—	(149.8)	—	(72.8)
Principal payments on long-term debt	(64.7)	(20.5)	(12.9)	—	(98.1)
Contributions from noncontrolling interests	—	—	—	193.0	193.0
Proceeds from issuance of common stock	—	—	321.7	(321.7)	—
Distributions and dividends paid to noncontrolling interests	—	—	(6.6)	—	(6.6)
Intercompany	970.5	(899.2)	(71.3)	—	—

Net cash provided by (used in) financing activities	982.8	(919.7)	81.1	(128.7)	15.5

Effect of exchange rate changes on cash and cash equivalents	—	(4.7)	2.6	—	(2.1)

Change in cash and cash equivalents	37.6	(25.1)	349.2	—	361.7

Cash and cash equivalents at beginning of period	10.5	38.9	356.9	—	406.3

Cash and cash equivalents at end of period	$48.1	$13.8	$706.1	$—	$768.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Rockmount Investments, LLC (“Rockmount”) owned a 5% non-voting interest in BAMS. The Company owned a 40% noncontrolling interest in Rockmount. In May 2010, the third party owning a controlling interest in Rockmount exercised a put right on Rockmount’s beneficial interest in BAMS requiring net cash payments from FDC of $213 million. The redemption amount was based on Rockmount’s capital account balance in BAMS immediately prior to the redemption with an additional adjustment paid by the Company and Bank of America N.A. based on the level of BAMS revenues for the trailing 12 month period ended March 31, 2010. After redemption by Rockmount, the Company owns 51% of BAMS and Bank of America N.A. owns 49%.

In comparing the three and six months ended June 30, 2010 to the same periods in 2009 in the “Consolidated Results” and “Segment Results” sections below, the impact of the BAMS alliance will be quantified based on the contribution made by Bank of America N.A.

Regulatory Reform

The payments industry has come under increased scrutiny from lawmakers and regulators. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in the United States. The Dodd-Frank Act will result in significant structural and other changes to the regulation of the financial services industry. Among other things, the Dodd-Frank Act imposes new restrictions on card networks and card issuers and establishes a new executive agency within the Federal Reserve to regulate consumer financial products and services (including many offered by the Company’s customers).

Under the Dodd-Frank Act, interchange transaction fees that a card issuer or payment card network receives or charges for an electronic debit transaction must be “reasonable and proportional” to the cost incurred by the card issuer in processing the transaction. The Federal Reserve Board must prescribe regulations by April 2011 to establish standards for determining whether the amount of any interchange transaction fee is reasonable and proportional, taking into consideration fraud prevention costs, and must prescribe regulations to ensure that network fees, such as the switch fees assessed by First Data’s STAR Network, are not used, directly or indirectly, to compensate card issuers with respect to electronic debit transactions or to circumvent or evade the restrictions that interchange transaction fees be reasonable and proportional. The Dodd-Frank Act also bans card issuers and payment card networks from entering into exclusivity arrangements for debit card processing and prohibits card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice. Finally, merchants will be able to set minimum dollar amounts (not to exceed $10) for the use of a credit card and provide discounts to consumers who pay with various payment methods, such as cash. The impact of the Dodd-Frank Act on First Data is difficult to estimate, in part because regulations need to be developed by the Federal Reserve Board, with respect to interchange fees, and by the new consumer protection entity, the Bureau of Consumer Financial Protection, with respect to consumer financial products and services.

These regulatory changes may create both opportunities and challenges for the Company. Increased regulation may increase the complexity of operating, both domestically and internationally, creating an opportunity for larger competitors to differentiate themselves both in product capabilities and service delivery. At the same time, these regulatory changes may cause the number of transactions the Company processes or its operating margins to decline as the Company adjusts its activities in light of increased compliance costs and customer requirements.

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

Consolidated Results

	Three months ended June 30,
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$1,557.3	$1,371.5	14%
Product sales and other	207.5	205.2	1%
Reimbursable debit network fees, postage and other	849.9	631.9	34%

	2,614.7	2,208.6	18%

Expenses:
Cost of services (exclusive of items shown below)	752.8	673.1	12%
Cost of products sold	99.7	80.2	24%
Selling, general and administrative	395.9	331.2	20%
Reimbursable debit network fees, postage and other	849.9	631.9	34%
Depreciation and amortization	347.4	365.6	(5)%
Other operating expenses, net	22.2	8.4	NM

	2,467.9	2,090.4	18%

Interest income	1.4	3.1	(55)%
Interest expense	(450.9)	(449.6)	0%
Other income (expense) (a)	24.8	(3.6)	NM
Income tax benefit	(122.4)	(112.8)	9%
Equity earnings in affiliates	33.3	25.5	31%

Net loss	(122.2)	(193.6)	(37)%
Less: Net income attributable to noncontrolling interests	49.0	2.3	NM

Net loss attributable to First Data Corporation	$(171.2)	$(195.9)	(13)%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$3,005.5	$2,678.3	12%
Product sales and other	402.3	385.0	4%
Reimbursable debit network fees, postage and other	1,609.0	1,221.5	32%

	5,016.8	4,284.8	17%

Expenses:
Cost of services (exclusive of items shown below)	1,508.3	1,387.4	9%
Cost of products sold	175.0	143.7	22%
Selling, general and administrative	774.6	657.7	18%
Reimbursable debit network fees, postage and other	1,609.0	1,221.5	32%
Depreciation and amortization	698.7	695.1	1%
Other operating expenses, net	34.4	30.8	NM

	4,800.0	4,136.2	16%

Interest income	3.4	6.4	(47)%
Interest expense	(899.8)	(897.8)	0%
Other income (expense) (a)	33.0	19.7	NM
Income tax benefit	(260.5)	(257.6)	1%
Equity earnings in affiliates	55.5	44.0	26%

Net loss	(330.6)	(421.5)	(22)%
Less: Net income attributable to noncontrolling interests	80.7	5.7	NM

Net loss attributable to First Data Corporation	$(411.3)	$(427.2)	(4)%

NM – Not Meaningful

(a)	Other income (expense) includes investment gains and losses, derivative financial instruments gains and losses, divestitures, net, non-operating foreign currency exchange gains and losses and other.

The following provides highlights of revenue and expense growth while a more detailed discussion is included in the “Segment Results” section below:

Operating revenues overview

Transaction and processing service fees – Revenue increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 mostly due to the incremental impact of the BAMS alliance which benefited the transaction and processing service fees growth rates by approximately 10 percentage points for both periods, respectively. Other items contributing to the increase were foreign currency exchange rate movements and growth from existing clients. Foreign currency exchange rate movements had a minimal impact for the three months ended June 30, 2010 and benefited the transaction and processing service fees growth rate by approximately 1 percentage point for the six months ended June 30, 2010 compared to the same periods in 2009, respectively. Partially offsetting these increases were decreases due to price compression and lost business.

Product sales and other – Revenue increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due to an increase in terminal sales and leasing due to new regulations and pricing as well as an increase due to the incremental impact of the BAMS alliance. The incremental impact of the BAMS alliance benefited the product sales and other growth rates by approximately 2 percentage points for both the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively. Also contributing to the increase for the three and six-month periods was increased investment income in All Other and Corporate driven by decreased commission payments related to the retail money order business as a result of its transfer to The Western Union Company in October 2009. Professional services and software related revenue also increased for the three and six months ended June 30, 2010 compared to the same periods in 2009.

Partially offsetting the above increases was a decrease most significantly due to contract termination fees recognized in the second quarter of 2009 related to the termination of services by a customer in the Financial Services segment. This negatively impacted the product sales and other revenue growth rates by 14 and 7 percentage points for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively. Also decreasing product sales and other revenue for the three and six-month period in 2010 compared to the same period in 2009 were the divestiture of an international business in August 2009 and lower royalty income.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

In addition, foreign currency exchange rate movements negatively impacted the product sales and other growth rate by less than 1 percentage point for the three months ended June 30, 2010 compared to the same period in 2009 and benefited the same growth rate by 1 percentage point for the six months ended June 30, 2010 compared to the same periods in 2009.

Reimbursable debit network fees, postage and other – Revenue and expense increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 most significantly due to the incremental impact of the BAMS alliance which benefited the reimbursable debit network fees, postage and other growth rates by 21 and 20 percentage points, respectively. Also contributing to the increase in debit network fees was continued growth of personal identification number (“PIN”)-debit transaction volumes as well as rate increases imposed by the debit networks. Partially offsetting these increases was a decrease in postage due to a decrease in print and plastic volumes as a result of the termination of services discussed above. The termination of services impacted the reimbursable debit network fees, postage and other revenue growth rates by 3 and 4 percentage points for the three and six months ended June 30, 2010 compared to the same periods in 2009.

Operating expenses overview

Cost of services – Expenses increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due most significantly to the incremental third-party processing fees related to the BAMS alliance. In addition, higher incentive compensation expense in the three and six months ended June 30, 2010 compared to the same periods in 2009 impacted the cost of services growth rates by 3 and 2 percentage points, respectively. Foreign currency exchange rate movements also increased expenses for the six-month period. Partially offsetting the increase for the six months ended June 30, 2010 compared to the same period in 2009 was a decrease in employee related expenses as a result of reduced headcount.

Cost of products sold – Expenses increased in the three and six months ended June 30, 2010 compared to the same periods in 2009 due to the increase in terminal sales partly due to new regulations and the BAMS alliance noted above as well as the write-off of international leasing receivables incorrectly recognized in prior years in the second quarter of 2010.

Selling, general and administrative – Expenses increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due most significantly to higher incentive compensation expense in the three and six months ended June 30, 2010 compared to 2009 and other employee related expenses (part of which resulted from employees assumed as part of the BAMS alliance transaction). Also contributing to the increase was growth in payments made to independent sales organizations (“ISO’s”) due to the Company increasing the number of ISO’s. ISO’s impacted the selling, general and administrative growth rates by 6 percentage points for both the three and six months ended June 30, 2010 compared to 2009. Foreign currency exchange rate movements also increased expenses for the six-month period. Higher incentive compensation and employee related expenses impacted the selling, general and administrative growth rates by 12 and 11 percentage points for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively.

Depreciation and amortization – Expense decreased for the three months ended June 30, 2010 compared to the same period in 2009 due to accelerated amortization recorded in the second quarter of 2009 related to intangible assets associated with the termination of services noted above. Also contributing to the decrease was less amortization on certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in prior periods. These decreases are partially offset by increases due most significantly to the impact of amortization associated with the BAMS alliance. Depreciation and amortization also increased due to newly capitalized assets.

Expense increased for the six months ended June 30, 2010 compared to the same period in 2009 most significantly due to the impact of amortization associated with the BAMS alliance, foreign currency exchange rate movements and an international acquisition. Depreciation and amortization also increased due to newly capitalized assets. Partially offsetting these increases were decreases due to less amortization on certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in prior periods as well as accelerated amortization recorded in the second quarter of 2009 related to intangible assets associated with the termination of services noted above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Other operating expenses, net

Restructuring charges and reversal of restructuring accruals

The Company recorded restructuring charges comprised of severance totaling $27.0 million and $43.4 million for the three and six months ended June 30, 2010, respectively. The Company also recorded charges related to facility closures totaling $0.3 million and $0.5 million for the three and six months ended June 30, 2010, respectively.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows (in millions):

		Pretax Benefit (Charge)
Three months ended June 30, 2010	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	580	$(6.0)	$(1.7)	$(6.3)	$(13.3)	$(27.3)
Restructuring accrual reversal		0.1	0.5	1.9	0.9	3.4

Total pretax charge, net of reversals		$(5.9)	$(1.2)	$(4.4)	$(12.4)	$(23.9)

Six months ended June 30, 2010	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	720	$(6.7)	$(7.1)	$(12.7)	$(17.4)	$(43.9)
Restructuring accrual reversal		0.3	0.7	4.2	2.3	7.5

Total pretax charge, net of reversals		$(6.4)	$(6.4)	$(8.5)	$(15.1)	$(36.4)

The first quarter 2010 restructurings resulted from the Company aligning the business with strategic objectives as well as domestic site consolidations. The second quarter 2010 restructurings resulted from actions similar to the first quarter as well as the termination of certain management positions across the organization including the reorganization of executive officers. The termination of certain management positions will continue into the third quarter and similar initiatives are expected to occur in future periods resulting in additional restructuring charges. The Company estimates cost savings resulting from the 2010 restructuring activities that have already occurred will be approximately $24 million in 2010 and approximately $54 million on an annual basis. Partially offsetting the charges were reversals of excess 2008 and 2009 restructuring accruals.

The Company recorded restructuring charges comprised of severance totaling $10.2 million and $40.2 million for the three and six months ended June 30, 2009, respectively. The Company also recorded charges related to facility closures totaling $0.4 million during the first quarter 2009.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows (in millions):

		Pretax Benefit (Charge)
Three months ended June 30, 2009	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	200	$(0.3)	$(2.4)	$(4.9)	$(2.6)	$(10.2)
Restructuring accrual reversal		—	0.2	1.5	0.1	1.8

Total pretax charge, net of reversals		$(0.3)	$(2.2)	$(3.4)	$(2.5)	$(8.4)

Six months ended June 30, 2009	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	760	$(9.8)	$(8.5)	$(15.7)	$(6.6)	$(40.6)
Restructuring accrual reversal		3.8	1.7	1.5	0.1	7.1

Total pretax charge, net of reversals		$(6.0)	$(6.8)	$(14.2)	$(6.5)	$(33.5)

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The restructurings in the first quarter of 2009 resulted from the elimination of a select number of management and other positions as part of the Company’s cost saving initiatives. The second quarter 2009 restructurings resulted from similar actions as in the first quarter in the International segment while domestic restructurings resulted from site consolidations and the elimination of certain information technology positions. The Company incurred additional charges throughout 2009 and in 2010 related to these initiatives. Partially offsetting the charges were reversals of 2009 and 2008 restructuring accruals related to the Company’s change in strategy related to global labor sourcing initiatives as well as refining previously recorded estimates.

Interest expense

Interest expense for the three and six months ended June 30, 2010 increased slightly over the same periods in 2009. The mark-to-market adjustments for interest rate swaps that do not qualify for hedge accounting as well as interest rate swap ineffectiveness are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations and totaled charges of $17.3 million and $46.3 million for the three and six months ended June 30, 2010 and charges of $6.8 million and $5.7 million for the three and six months ended June 30, 2009, respectively.

Other income (expense)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009
Investment gains and (losses)	—	$(0.3)	$1.8	$(0.7)
Derivative financial instruments losses	$(2.1)	(13.6)	(26.8)	(6.9)
Divestitures, net	—	(0.4)	20.0	(0.9)
Non-operating foreign currency gains	26.9	5.2	38.0	22.7
Other	—	5.5	—	5.5

Other income (expense)	$24.8	$(3.6)	$33.0	$19.7

Derivative financial instruments losses – The net losses for the periods presented represent the mark-to-market adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges. The six months ended June 30, 2010 was impacted most significantly by interest rate swaps.

Divestitures, net – The net gain for the six months ended June 30, 2010 resulted most significantly from a contingent payment received in connection with the Company’s November 2009 sale of a merchant acquiring business in Canada.

Non-operating foreign currency gains – The net gains related to the mark-to-market of the Company’s intercompany loans and its euro-denominated debt.

Other – The benefit in 2009 resulted from the reversal of an accrual established in purchase accounting in 2007.

Income taxes

The Company’s effective tax rates on pretax loss from continuing operations were 50.0% and 44.1%, tax benefits, for the three and six months ended June 30, 2010, respectively, and 36.8% and 37.9%, tax benefits, for the same periods in 2009. The effective tax rates for the three and six months ended June 30, 2010 were higher than the federal statutory rate primarily due to a decrease in the Company’s liability for unrecognized tax benefits, net income attributable to noncontrolling interests for which there was no tax expense provided and state tax benefits, partially offset by a net detriment relating to tax effects of foreign exchange gains and losses on intercompany notes and a detriment relating to a tax law change in Greece. The most significant drivers to the increase in the effective tax rates in 2010 compared to 2009 for the respective periods were net income attributable to noncontrolling interests due to the BAMS alliance and the decrease in the liability for unrecognized tax benefits due to the closure of the 2002 federal tax year. The effective tax rates for the three and six months ended June 30, 2009 were higher than the federal statutory rate due primarily to state tax benefits and benefits for foreign income taxed at lower effective rates, partially offset by an increase in the Company’s liability for unrecognized tax benefits and a net detriment relating to tax effects of foreign exchange gain and losses on intercompany notes.

        There have been recent proposed changes to the United States tax laws that make several modifications to the calculation of the United States foreign tax credit. Both the United States House of Representatives and the Senate have recently passed separate bills containing several such modifications. The Company anticipates that if the Senate bill, which was passed on August 5, 2010, is voted on and passed by the House, and then enacted into law, the international tax changes will likely have an adverse impact on the Company’s future effective tax rate and cash flow and on the value of foreign tax credits recorded on the Company’s balance sheet. The Company continues to closely monitor the pending legislation and is currently analyzing the potential impacts and whether any feasible strategies are available to mitigate some of those impacts. If the bill is signed into law in its current form the Company preliminarily estimates a charge to income to increase its valuation allowance against foreign tax credits of between $120 million and $140 million with the substantial majority being recognized in the period signed and the cash impact occurring in future periods when the Company would be in a position to utilize foreign tax credits.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The balance of the Company’s liability for unrecognized tax benefits, net of the federal benefit on state income taxes, was approximately $526 million as of June 30, 2010, including accrued interest, penalties, and approximately $129 million of income tax liabilities for which The Western Union Company is required to indemnify the Company. During the quarter ended June 30, 2010, the Company’s liability for unrecognized tax benefits was reduced by approximately $43 million (including approximately $14 million of accrued interest) upon closure of the 2002 federal tax year. In addition, during the six months ended June 30, 2010, the Company’s liability for unrecognized tax benefits was reduced by approximately $12 million (including approximately $3 million of accrued interest) after negotiating settlements with the IRS regarding specific contested issues in the 2002, 2003 and 2004 federal tax years. As of June 30, 2010, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may change within the next twelve months; however, the Company does not expect the change to significantly increase or decrease the total amounts of unrecognized tax benefits.

Equity earnings in affiliates

Equity earnings in affiliates increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due to volume growth associated with merchant alliances.

Net income attributable to noncontrolling interests

Most of the net income attributable to noncontrolling interests relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 most significantly due to the formation of the BAMS alliance in June 2009.

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

Retail and Alliance Services Segment Results

	Three months ended June 30,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$750.2	$670.6	12%
Product sales and other	103.5	84.8	22%

Segment revenue	$853.7	$755.4	13%

Segment EBITDA	$344.9	$325.9	6%
Segment Margin	40%	43%	(3	)pts
Key indicators:
Domestic merchant transactions (a)	8,723.0	6,169.6	41%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$1,401.8	$1,281.4	9%
Product sales and other	189.1	165.2	14%

Segment revenue	$1,590.9	$1,446.6	10%

Segment EBITDA	$594.2	$590.8	1%
Segment Margin	37%	41%	(4	)pts
Key indicators:
Domestic merchant transactions (a)	16,638.7	11,747.9	42%

(a)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the point-of-service (“POS”). Domestic merchant transactions for 2010 include all of the transactions related to merchants contributed by Bank of America N.A. to the BAMS alliance which was formed on June 26, 2009.

Transaction and processing service fees revenue

Components of transaction and processing service fees revenue

	Three months ended June 30,		Change
(in millions)	2010	2009	%
Acquiring revenue	$560.3	$532.5	5%
Check processing revenue	93.2	83.4	12%
Prepaid revenue	66.6	44.0	51%
Processing fees and other revenue from alliance partners	30.1	10.7	181%

Total transaction and processing service fees revenue	$750.2	$670.6	12%

	Six months ended June 30,		Change
(in millions)	2010	2009	%
Acquiring revenue	$1,040.3	$1,000.8	4%
Check processing revenue	182.4	168.9	8%
Prepaid revenue	121.8	90.6	34%
Processing fees and other revenue from alliance partners	57.3	21.1	172%

Total transaction and processing service fees revenue	$1,401.8	$1,281.4	9%

Acquiring revenue

Acquiring revenue increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due to the incremental impact of the BAMS alliance, increases in other merchant transaction volumes and new sales. Partially offsetting these increases was lower revenue per transaction mainly due to merchant attrition and price compression. Changes in consumer spending patterns resulted in a slight decrease to the average ticket size of signature based transactions but a slightly higher transaction mix towards credit in the first half of 2010 compared to the same period in 2009. Price compression remains within the Company’s historical three and five percentage range.

Transactions are not comparable year over year due to the item noted in (a) above. Excluding the incremental impact of BAMS, transaction growth outpaced acquiring revenue growth resulting from a greater proportion of growth being driven by national merchants and merchants affiliated with ISO’s rather than the more profitable regional merchants. In addition, PIN-debit transaction growth outpaced credit transaction growth resulting in lower revenue per transaction and price compression.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Check processing revenue

Check processing revenue increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due most significantly to new business over the last year (mostly national merchants). Partially offsetting this increase were lower overall check volumes from existing customers, merchant attrition primarily in the regional merchants, and to a lesser extent, a shift in transactions to national merchants which have lower processing revenue relative to volume.

Prepaid revenue

Prepaid revenue increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due to higher transaction volumes within the payroll distribution program and an increase in card shipments to existing clients due to a large order in the second quarter of 2010.

Processing fees and other revenue from alliance partners

The increase in processing fees and other revenue from alliance partners is due most significantly to the processing fees related to the BAMS alliance.

Product sales and other revenue

For the three and six months ended June 30, 2010, product sales and other revenue increased compared to the same periods in 2009 mainly due to increased terminal demand from new regulations, pricing impacts and the incremental impact of the BAMS alliance.

Segment EBITDA

The impact of the revenue items noted above contributed to the increase in the Retail and Alliance Services segment EBITDA for the three and six months ended June 30, 2010 compared to the same periods in 2009. Also contributing to the increase were decreased credit losses due to a lower level of merchant delinquencies. Partially offsetting the increases were decreases due to higher operational and technology costs, higher incentive compensation accruals and fees paid for processing transactions associated with merchants contributed to BAMS by Bank of America N.A. The negative impact resulting from third-party processing fees will gradually reverse over time as the Company converts merchants to its platform. Higher incentive compensation impacted the segment EBITDA growth rates by 2 and 3 percentage points for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively. The margin decreased in part due to faster growth in lower margin revenue.

Financial Services Segment Results

	Three months ended June 30,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$341.5	$340.1	0%
Product sales and other	9.9	37.9	(74)%

Segment revenue	$351.4	$378.0	(7)%

Segment EBITDA	$134.6	$186.7	(28)%
Segment margin	38%	49%	(11	)pts
Key indicators:
Domestic debit issuer transactions (a)	3,086.6	3,136.3	(2)%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$679.8	$705.1	(4)%
Product sales and other	17.7	45.5	(61)%

Segment revenue	$697.5	$750.6	(7)%

Segment EBITDA	$267.7	$349.1	(23)%
Segment margin	38%	47%	(9	)pts
Key indicators:
Domestic debit issuer transactions (a)	5,988.5	6,101.6	(2)%
Domestic active card accounts on file (end of period) (b)	113.8	116.2	(2)%
Domestic card accounts on file (end of period) (c)	674.4	649.5	4%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.
(c)	Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month in the period.

Summary

The Company’s results during the three and six months ended June 30, 2010 were adversely impacted by the termination of services by Washington Mutual beginning in March 2009. The deconversion of Washington Mutual Bank, including contract termination fees recognized in the second quarter of 2009, negatively impacted the total segment revenue growth rates by 11 and 8 percentage points for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively.

Transaction and processing service fees revenue

Components of transaction and processing service fees revenue

	Three months ended June 30,		Change
(in millions)	2010	2009	%
Credit card, retail card and debit processing	$234.9	$240.2	(2)%
Output services	51.6	61.4	(16)%
Other revenue	55.0	38.5	43%

Total	$341.5	$340.1	0%

	Six months ended June 30,		Change
(in millions)	2010	2009	%
Credit card, retail card and debit processing	$465.6	$490.6	(5)%
Output services	105.4	134.9	(22)%
Other revenue	108.8	79.6	37%

Total	$679.8	$705.1	(4)%

Credit card, retail card and debit processing revenue

Credit card and retail card processing revenue was negatively impacted for the three and six months ended June 30, 2010 compared to the same periods in 2009 due to a decline in active accounts from existing customers and price compression partially offset by net new business.

Growth in debit issuer transactions was more than offset by transactions lost as a result of the Washington Mutual deconversion. Excluding the impact of the Washington Mutual Bank deconversion debit issuer transactions grew for the three and six months ended June 30, 2010 compared to the same periods in 2009 due in part to the shift to debit cards from credit cards, cash and checks.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Debit processing revenue decreased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due to lost business and price compression partially offset by debit transaction growth from existing customers and new business. Lost business included the Washington Mutual Bank deconversion, which negatively impacted the three and six months ended June 30, 2010 compared to the same periods in 2009. The Financial Services segment “Credit card, retail card and debit processing” revenue growth rates were negatively impacted by 2 and 3 percentage points for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively, as a result of the termination of services provided to Washington Mutual Bank.

The Company received notification from a large financial institution that it will not renew its debit processing agreement at the end of the contract term. The contract is scheduled to expire in December 2010. However, the deconversion is not expected to be complete until late 2011 or early 2012 with minimal impact to revenue in 2010. The Company has also received notification of termination from various other debit clients that are less significant individually, which are scheduled to deconvert throughout 2010 and 2011. Including the large financial institution, these agreements represented approximately 4% of the segment’s transaction and processing service fees revenue for 2009.

Output services revenue

Output services revenue decreased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due to net lost business and decreases in print mail and plastics volumes from existing customers as a result of credit card issuers being more selective in issuing credit. Most of the lost business in the three and six months ended June 30, 2010 compared to the same periods in 2009 relates to Washington Mutual Bank which negatively impacted the output services revenue growth rates by 9 and 11 percentage points for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively.

Other revenue

Other revenue consists mostly of revenue from remittance processing, online banking and bill payment services as well as information services. Other revenue increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due most significantly to the inclusion of the information services businesses in the Financial Services segment prospectively beginning January 1, 2010 which impacted the other revenue growth rates by 25 and 24 percentage points for the three and six months ended June 30, 2010, respectively. Other revenue also increased due to new business in remittance processing and online banking and bill payment services. Partially offsetting these increases were decreases due to lower remittance and check processing volumes resulting from the shift from paper to electronic forms of payment, lost business and the wind down of an existing product.

Product sales and other revenue

Product sales and other revenue changed for the three and six months ended June 30, 2010 compared to the same periods in 2009 due almost entirely to the recognition of contract termination fees in the second quarter of 2009 related to the termination of services with Washington Mutual Bank.

Segment EBITDA

In addition to the items noted above, Financial Services segment EBITDA decreased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due to higher incentive compensation as well as a billing adjustment. Higher incentive compensation negatively impacted the segment EBITDA growth rates by 2 percentage points for both the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively. The billing adjustment negatively impacted the segment EBITDA growth rates by 3 and 2 percentage points for the same periods, respectively.

International Segment Results

	Three months ended June 30,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$297.6	$291.8	2%
Product sales and other	82.5	77.4	7%
Other revenue	7.0	6.8	3%

Segment revenue	$387.1	$376.0	3%

Segment EBITDA	$73.0	$104.9	(30)%
Segment margin	19%	28%	(9	)pts
Key indicators:
International transactions (a)	1,626.3	1,433.2	13%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$598.7	$558.2	7%
Product sales and other	166.3	145.6	14%
Other revenue	13.8	12.4	11%

Segment revenue	$778.8	$716.2	9%

Segment EBITDA	$151.1	$177.2	(15)%
Segment margin	19%	25%	(6	)pts
Key indicators:
International transactions (a)	3,154.5	2,769.5	14%
International card accounts on file (end of period) (b)	87.6	79.9	10%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.
(b)	International card accounts on file include bankcard and retail.

Summary

Segment revenue increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due to growth from existing clients, new business, acquisitions and foreign currency exchange rate movements. Partially offsetting these increases were decreases due to lost business and price compression.

Foreign currency exchange rate movements positively impacted segment revenue growth rates by less than 1 and 6 percentage points for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively. The Company formed a merchant acquiring alliance with ICICI Bank, ICICI Merchant Services, in December 2009 which positively impacted segment revenue growth by 1 percentage point for both periods, respectively.

Transaction and processing service fees revenue

Transaction and processing service fees revenue includes merchant related services and card services revenue. Merchant related services revenue encompasses merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue and fees from switching services. Card services revenue represents monthly managed service fees for issued cards. Merchant related services transaction and processing service fees revenue represented approximately 56% and 55% and card services revenue represented approximately 44% and 45% for the three and six months ended June 30, 2010, respectively.

Transaction and processing service fees revenue increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due to growth from existing clients, new business, acquisitions and foreign currency exchange rate movements. Foreign exchange rate movements positively impacted transaction and processing service fees revenue growth rates by 1 and 6 percentage points for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively. These increases are partially offset by lost business and price compression.

Transaction and processing service fees revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was driven mostly by the impact of foreign exchange rate movements, the mix of transaction types and price compression.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Product sales and other

Product sales and other revenue increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due mostly to terminal sales and leasing revenue as a result of new clients and growth from existing clients in Argentina and Canada. Software related revenue also contributed to the increase. Other net increases and decreases were not individually significant.

Segment EBITDA

Segment EBITDA decreased in the three and six months ended June 30, 2010 compared to the same periods in 2009 due to higher incentive compensation, the write-off of leasing receivables in the second quarter of 2010, higher operational and technology costs and price compression. The write-off of leasing receivables incorrectly recognized in prior years negatively impacted segment EBITDA growth rates by approximately 10 and 6 percentage points for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively. Partially offsetting these decreases was an increase due to foreign exchange rate movements (as discussed in the revenue discussion above) which positively impacted the segment EBITDA growth rates by 3 and 6 percentage points for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively.

Capital Resources and Liquidity

The Company’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights the Company’s cash flow activities and the sources and uses of funding during the six months ended June 30, 2010 and 2009.

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At June 30, 2010 and December 31, 2009, the Company held $583.7 million and $737.0 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by IPS that are not available to fund any operations outside of the IPS business. In addition, cash and cash equivalents also includes amounts held by the BAMS alliance, which is consolidated by the Company, that are not available to fund operations outside of the alliance. At June 30, 2010 and December 31, 2009, the cash and cash equivalents held by IPS and the BAMS alliance totaled $203.3 million and $345.1 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at June 30, 2010 and December 31, 2009 totaling $170.9 million and $247.1 million, respectively. As of June 30, 2010, there was approximately $75 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. The Company plans to fund any cash needs in 2010 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Operating Activities

	Six months ended June 30,
Source/(use) (in millions)	2010	2009
Net loss	$(330.6)	$(421.5)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	753.8	741.1
Charges related to other operating expenses and other income (expense)	1.4	13.3
Other non-cash and non-operating items, net	138.3	131.7
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	264.8	541.2
Other assets, current and long-term	149.6	101.8
Accounts payable and other liabilities, current and long-term	(225.8)	(293.2)
Income tax accounts	(327.9)	(301.4)

Net cash provided by operating activities	$423.6	$513.0

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

The Company’s operating cash flow is impacted by its level of debt. Interest on the Company’s senior unsecured debt is payable semi-annually in the first and third quarters of the year. Accordingly, the cash interest of the Company is greater in the first and third quarters than it is in the second and fourth quarters (all other debt has interest due monthly or quarterly). Approximately $687 million and $700 million in cash interest was paid during the six months ended June 30, 2010 and 2009, respectively.

The Company’s operating cash flows are impacted by fluctuations in working capital. During 2010, such fluctuations included, most significantly, sources related to the utilization of settlement assets to prefund certain settlement arrangements, the collection of receivables and distributions of earnings received from alliances. Such sources were offset by uses associated with the timing of prefunding certain settlement arrangements, timing of payments for various liabilities including semi-annual payments of interest on senior unsecured debt and incentive compensation earned in 2009.

During 2009, sources of cash were associated with the timing of prefunding certain settlement arrangements, collection of receivables and distributions of earnings received from alliances. Such sources were offset by uses associated with timing of payments for various liabilities including semi-annual payments of interest on senior unsecured debt and incentive compensation earned in 2008. Cash flows from operating activities for the six months ended June 30, 2009 included a source of cash of $246 million which resulted from funding of domestic settlement obligations which should have been received from a card association on December 31, 2008 but was not received until the first business day of 2009 due to a file transfer delay.

Operating cash flows for both the six months ended June 30, 2010 and 2009 were impacted by the Company being in a net operating loss carryforward position for U.S. federal income tax purposes. As a result, the Company has not received cash for any of the income tax benefit recorded in the respective six-month periods related to U.S. federal income taxes.

Cash flows from operating activities decreased for the six months ended June 30, 2010 compared to the same period in 2009 due most significantly to the $246 million out of period collection in 2009 and the timing of prefunding described above partially offset by a source in 2010 resulting from the utilization of settlement assets for prefunding also described above.

The Company anticipates funding operations throughout 2010 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Investing Activities

	Six months ended June 30,
Source/(use) (in millions)	2010	2009
Current period acquisitions, net of cash acquired	$(0.9)	$(9.9)
Payments related to other businesses previously acquired	(1.3)	(13.5)
Proceeds from dispositions, net of expenses paid and cash disposed	21.2	—
Additions to property and equipment	(95.4)	(89.6)
Proceeds from sale of property and equipment	1.0	15.4
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(82.0)	(73.1)
Other investing activities	17.0	6.0

Net cash used in investing activities	$(140.4)	$(164.7)

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

Payments Related to Other Businesses Previously Acquired

During the six months ended June 30, 2009, payments related to other businesses previously acquired related mostly to contingent consideration associated with a merchant alliance. The payments in 2009 were recognized as a part of purchase accounting associated with the merger of the Company with affiliates of Kohlberg Kravis Roberts & Co. in September 2007 and did not result in an increase in assets. There will be no additional payments of contingent consideration associated with this merchant alliance. Additionally, no significant payments associated with other businesses are anticipated.

Proceeds from Dispositions, net of expenses paid and cash disposed

During the six months ended June 30, 2010, proceeds from dispositions related most significantly to the receipt of a contingent payment associated with the Company’s sale of a merchant acquiring business in Canada in the fourth quarter of 2009.

Capital Expenditures

Capital expenditures are estimated to be approximately $400 million for the full year in 2010. Capital expenditures in 2010 are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures, enter into capital leases or utilize its revolving credit facility. During the six months ended June 30, 2009, the Company entered into sale leaseback transactions for certain equipment which resulted in proceeds from the sale of approximately $15 million.

Other Investing Activities

The source of cash in both the six months ended June 30, 2010 and 2009 related to a decrease in regulatory, restricted and escrow cash balances.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Financing Activities

	Six months ended June 30,
Source/(use) (in millions)	2010	2009
Short-term borrowings, net	$8.3	$(72.8)
Principal payments on long-term debt	(119.5)	(98.1)
Contributions from noncontrolling interests	—	193.0
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(86.7)	(6.6)
Purchase of noncontrolling interest	(213.3)	—
Redemption of Parent’s redeemable common stock	(0.8)	—
Cash dividends	(14.9)	—

Net cash (used in) provided by financing activities	$(426.9)	$15.5

Short-Term Borrowings, net

The source of cash related to short-term borrowings in 2010 resulted from net borrowings on credit lines used principally to prefund settlement activity. The use of cash related to short-term borrowings in 2009 resulted from $149.8 million of net payments on credit lines used principally to prefund settlement activity partially offset by a net $77.0 million draw on the senior secured revolving credit facility.

The Company’s senior secured revolving credit facility currently has commitments from nondefaulting financial institutions to provide $1,769.4 million of credit. The Company had no amounts outstanding against this facility as of June 30, 2010 and December 31, 2009. As of June 30, 2010, $1,717.8 million remained available under this facility after considering the letters of credit issued under the facility.

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

Principal Payments on Long-Term Debt

The Company made principal payments of $64.1 million and $64.4 million related to its senior secured term loan facility during the first six months of 2010 and 2009, respectively. Also, in June 2010, the Company paid off its 4.50% note due 2010 for $13.1 million.

Payments for capital leases were $42.3 million and $33.5 million for the six months ended June 30, 2010 and 2009, respectively.

As of August 9, 2010, the Company’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). Economic conditions and the Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

Senior secured credit facilities

On August 4, 2010, the Company announced that it intends to seek amendments to its senior secured credit facilities to, among other things:

(i) allow for the Company to incur additional secured indebtedness or additional unsecured indebtedness so long as (a) the net cash proceeds is used to repay existing secured term loans or is offered on a pro rata basis to secured term loan lenders of a particular class or classes in exchange for a like amount of term loans of such class or classes (and the term loans so exchanged are cancelled) or (b) if such indebtedness is secured by a lien junior to the liens securing the obligations under the senior secured credit facilities, the aggregate principal amount shall not exceed $3,500,000,000 at any time and the net cash proceeds of such indebtedness shall be used to redeem or repay senior or senior subordinated notes or other indebtedness;

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(ii) exclude from the calculation of consolidated senior secured debt (and hence from the maintenance covenant) certain indebtedness secured by a lien ranking junior to the liens securing the obligations under the senior secured credit facilities; and

(iii) subject to the requirement to make such offers on a pro rata basis to all lenders within a particular class of loans, allow the Company to agree with individual lenders to extend the maturity of their term loans or revolving commitments, and for the Company to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension.

Contributions from Noncontrolling Interests

Activity in 2009 represents the cash contribution from Rockmount to BAMS. The contribution represents the cash contributed by the third-party investor that controlled Rockmount. For additional information regarding the BAMS alliance, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Distributions and Dividends Paid to Noncontrolling Interests and Redeemable Noncontrolling Interests

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests primarily represent distributions of earnings. The increase in 2010 from 2009 is the result of distributions associated with the BAMS alliance.

Purchase of Noncontrolling Interest

The use of cash in 2010 relates to the redemption amount paid to the third party investor in Rockmount to redeem its interest in the BAMS alliance. For additional information regarding the redemption, refer to the “Overview” section above.

Cash Dividends

The Company paid cash dividends to its parent company, First Data Holdings, during the first six months of 2010.

Letters, Lines of Credit and Other

	Total Available		Total Outstanding
(in millions)	As of June 30, 2010	As of December 31, 2009	As of June 30, 2010	As of December 31, 2009
Letters of Credit (a)	$500.0	$500.1	$51.6	$39.7
Lines of Credit and Other (b)	$515.7	$565.1	$113.4	$109.2

(a)	Up to $500 million of the Company’s senior secured revolving credit facility is available for letters of credit, of which $51.6 million and $39.6 million of letters of credit were issued under the facility as of June 30, 2010 and December 31, 2009, respectively. An additional $0.1 million of letters of credit were outstanding associated with other arrangements as of December 31, 2009. Outstanding letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. All letters of credit expire prior to July 1, 2011 with a one-year renewal option. The Company expects to renew most of the letters of credit prior to expiration.
(b)	As of June 30, 2010, represents $354.3 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. Except for $12.4 million available for working capital needs, the Company cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, the Company had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, the Company will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant Non-Cash Transactions

During the six months ended June 30, 2010 and 2009, the principal amount of the Company’s senior PIK (Payment In-Kind) notes increased by $176.6 million and $165.2 million, respectively, resulting from the “payment” of accrued interest expense.

During the six months ended June 30, 2010 and 2009, the Company entered into capital leases totaling approximately $45 million and $85 million, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

On June 26, 2009, the Company entered into an alliance with Bank of America N.A. and Rockmount as discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s and Bank of America N.A.’s direct contributions to the alliance consisted of non-cash assets and liabilities.

In March 2009, the remaining balance of the Company’s 9.875% senior unsecured cash-pay term loan bridge loans due 2015 that was not previously exchanged was exchanged for senior notes. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

Guarantees and Covenants

For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and Covenants” and “Covenant Compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Annual Report on Form 10-K. As of June 30, 2010, the Company is in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $12,615.2 million, Consolidated EBITDA of $2,521.5 million and a Ratio of 5.00 to 1.00.

The calculation of Consolidated EBITDA under the senior secured term loan facility is as follows (in millions):

Last twelve months ended June 30, 2010
Net loss attributable to First Data Corporation	$(1,070.5)
Interest expense, net (1)	1,789.7
Income tax benefit	(581.7)
Depreciation and amortization (2)	1,566.5

EBITDA (13)	1,704.0
Stock based compensation (3)	16.6
Other items (4)	341.3
Official check and money order EBITDA (5)	1.7
Cost of data center, technology and savings initiatives (6)	78.5
KKR merger related items (7)	27.2
Pre-acquisition EBITDA of acquired or divested businesses (8)	(19.3)
Projected near-term cost savings and revenue enhancements (9)	205.0
Net income attributable to noncontrolling interests (10)	146.8
Equity entities taxes, depreciation and amortization (11)	13.5
Other (12)	6.2

Consolidated EBITDA (13)	$2,521.5

(1)	Includes interest expense and interest income.
(2)	Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $36.0 million and amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line of $74.6 million.
(3)	Stock based compensation recognized as expense.
(4)	Other items include net restructuring, impairments, litigation and regulatory settlements, investment gains and losses, derivative financial instruments gains and losses, net divestitures, non-operating foreign currency gains and losses and other as applicable to the period presented.
(5)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to the Company’s wind down of these businesses.
(6)	Represents implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expense related to the reorganization of global application development resources, expense associated with domestic data center consolidation initiatives and planned workforce reduction expenses, expense related to the conversion of certain BAMS merchant clients onto First Data platforms, as well as certain platform development and other costs directly associated with the termination of the Chase Paymentech alliance, all of which are considered one-time projects (excludes costs accrued in purchase accounting).

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(7)	Represents the exclusion of third-party expenses including legal, accounting and other advisory fees incurred in connection with the merger of the Company with an affiliate of KKR and the debt issued thereunder, KKR annual sponsor fees for management, consulting, financial and other advisory services and the effect of purchase accounting associated with the merger on EBITDA, which is primarily the result of revenue recognition adjustments.
(8)	Reflects the EBITDA of companies acquired or divested after June 30, 2009 through June 30, 2010, as if these companies had been acquired or divested on July 1, 2009.
(9)	Reflects cost savings and revenue enhancements projected to be achieved within twelve months on an annualized basis, principally in connection with cost savings initiatives described in Note 6 and the BAMS alliance.
(10)	Net income attributable to noncontrolling interests in restricted subsidiaries.
(11)	Represents the Company’s proportional share of income taxes, depreciation, and amortization on equity method investments.
(12)	Includes non-capitalized merger and acquisitions costs and losses on equity method investments.
(13)	EBITDA is defined as net income (loss) attributable to First Data Corporation before net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under U.S. generally accepted accounting principles (“GAAP”) and does not purport to be an alternative to net income (loss) attributable to First Data Corporation as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2010 and 2009, the Company did not engage in any off-balance sheet financing activities.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the Company’s contractual obligations and commercial commitments from those reported at December 31, 2009 in the Company’s Annual Report on Form 10-K other than an approximate $55 million reduction in the Company’s liability for unrecognized tax benefits (including approximately $17 million of accrued interest) discussed in the “Income Taxes” section above.

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

Evaluation of disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (together the “Reports”). There were no material developments in the litigation matters previously disclosed except as discussed below.

ATM Fee Antitrust Litigation

In the ATM Fee Antitrust Litigation action that was previously reported in the Reports, on June 21, 2010, the Court partially dismissed Plaintiffs’ Third Amended Complaint and ordered the parties to brief a summary judgment on an alternative claim by the Plaintiffs.

ITEM 1A.	RISK FACTORS

The following risk factor has changed materially from the one set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. You should carefully review this risk factor and those described in the Company’s Annual Report on Form 10-K and in other reports the Company files with the Securities and Exchange Commission in evaluating the Company’s business.

Changes in laws, regulations and enforcement activities may adversely affect the products, services and markets in which the Company operates.

The Company and its customers are subject to regulations that affect the electronic payments industry in the many countries in which the Company’s services are used. In particular, the Company’s customers are subject to numerous regulations applicable to banks, financial institutions and card issuers in the United States and abroad, and, consequently, the Company is at times affected by these federal, state and local regulations. The U.S. Congress and governmental agencies have increased their scrutiny of a number of credit card practices, from which some of the Company’s customers derive significant revenue. Regulation of the payments industry, including regulations applicable to the Company and its customers, has increased significantly in recent years. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of civil and criminal penalties, including fines which could have an adverse effect on the Company’s results of operation and financial condition. The Company is subject to U.S. and international financial services regulations, a myriad of consumer protection laws, escheat regulations and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on the Company. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, significantly changes the U.S. financial regulatory system, including creating a new executive agency within the Federal Reserve Board to regulate consumer financial products and services (including many offered by the Company’s customers), restricting debit card fees paid by merchants to issuer banks and allowing merchants to offer discounts for different payment methods. Network fees, such as the switch fees assessed by the Company’s STAR Network, also may be subject to regulatory oversight. The impact of the Dodd-Frank Act on the Company is difficult to estimate, in part because regulations need to be developed by the Federal Reserve Board, with respect to interchange fees, and by the newly created Bureau of Consumer Financial Protection, with respect to consumer financial products and services. These regulations may adversely affect the Company’s business or operations, directly or indirectly (if, for example, the Company’s customers’ business and operations are adversely affected). In addition, an inadvertent failure by the Company to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage the Company’s reputation or brands. Furthermore, the Company is subject to tax laws in each jurisdiction where it does business. Changes in tax laws or their interpretations could decrease the value of revenues the Company receives, the value of tax loss carryforwards and tax credits recorded on the Company’s balance sheet and the amount of the Company’s cash flow and have a material adverse impact on the Company’s business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Form of Separation and Release Agreement with Michael Capellas (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 13, 2010).

10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 25, 2010).

10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 25, 2010).

10.4	Form of Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 25, 2010).

10.5	First Data Corporation Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 23, 2010).

10.6	First Data Corporation Severance Policy (Global Pay Structure Level 6 Employees) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 23, 2010).

10.7	Form of Stock Option Agreement (effective April 2010) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 23, 2010).

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: August 10, 2010	By	/S/ RAY E. WINBORNE
Ray E. Winborne
Acting Chief Financial Officer (Acting Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Form of Separation and Release Agreement with Michael Capellas (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 13, 2010).

10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 25, 2010).

10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 25, 2010).

10.4	Form of Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 25, 2010).

10.5	First Data Corporation Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 23, 2010).

10.6	First Data Corporation Severance Policy (Global Pay Structure Level 6 Employees) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 23, 2010).

10.7	Form of Stock Option Agreement (effective April 2010) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 23, 2010).

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.