Form 10-Q
period 2010-09-30
FIRST DATA CORP
filed 2010-11-12
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$916.6	$868.2	$2,592.8	$2,199.3
Check services	96.9	90.5	285.2	261.6
Card services (a)	432.0	451.9	1,296.3	1,376.5
Other services	123.7	129.2	400.4	380.7
Product sales and other (a)	205.3	183.9	607.6	568.9
Reimbursable debit network fees, postage and other	858.6	719.5	2,467.6	1,941.0

	2,633.1	2,443.2	7,649.9	6,728.0

Expenses:
Cost of services (exclusive of items shown below)	743.0	757.1	2,251.3	2,144.5
Cost of products sold	98.7	80.9	273.7	224.6
Selling, general and administrative	405.1	377.5	1,179.7	1,035.2
Reimbursable debit network fees, postage and other	858.6	719.5	2,467.6	1,941.0
Depreciation and amortization	354.7	374.8	1,053.4	1,069.9
Other operating expenses:
Restructuring, net	32.3	10.9	68.7	44.4
Impairments	—	7.7	—	7.7
Litigation and regulatory settlements	—	—	(2.0)	(2.7)

	2,492.4	2,328.4	7,292.4	6,464.6

Operating profit	140.7	114.8	357.5	263.4

Interest income	2.1	3.2	5.5	9.6
Interest expense	(455.8)	(447.5)	(1,355.6)	(1,345.3)
Other income (expense)	(52.3)	(84.5)	(19.3)	(64.8)

	(506.0)	(528.8)	(1,369.4)	(1,400.5)

Loss before income taxes and equity earnings in affiliates	(365.3)	(414.0)	(1,011.9)	(1,137.1)
Income tax expense (benefit)	52.3	(132.5)	(208.2)	(390.1)
Equity earnings in affiliates	31.2	26.8	86.7	70.8

Net loss	(386.4)	(254.7)	(717.0)	(676.2)
Less: Net income attributable to noncontrolling interests	44.9	35.9	125.6	41.6

Net loss attributable to First Data Corporation	$(431.3)	$(290.6)	$(842.6)	$(717.8)

(a)	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $34.6 million and $99.3 million for the three and nine months ended September 30, 2010, respectively, and $27.1 million and $79.1 million for the comparable periods in 2009.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$442.0	$737.0
Accounts receivable, net of allowance for doubtful accounts of $22.2 (2010) and $14.9 (2009)	2,088.1	2,455.5
Settlement assets	6,135.2	6,870.3
Other current assets	427.3	398.8

Total current assets	9,092.6	10,461.6

Property and equipment, net of accumulated depreciation of $637.7 (2010) and $463.7(2009)	966.0	1,051.4
Goodwill	17,417.1	17,475.8
Customer relationships, net of accumulated amortization of $2,291.6 (2010) and $1,723.8 (2009)	5,421.2	6,008.8
Other intangibles, net of accumulated amortization of $928.9 (2010) and $698.3 (2009)	1,994.5	2,121.1
Investment in affiliates	1,224.3	1,291.3
Long-term settlement assets	355.6	480.7
Other long-term assets	792.7	844.7

Total assets	$37,264.0	$39,735.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$196.3	$200.7
Short-term and current portion of long-term borrowings	188.3	304.9
Settlement obligations	6,518.5	7,394.7
Other current liabilities	1,154.5	1,554.9

Total current liabilities	8,057.6	9,455.2

Long-term borrowings	22,543.9	22,304.9
Long-term deferred tax liabilities	1,215.1	1,346.4
Other long-term liabilities	1,214.3	1,301.9

Total liabilities	33,030.9	34,408.4

Commitments and contingencies (See Note 7)
Redeemable noncontrolling interest	27.8	226.9
First Data Corporation stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2010 and 2009)	—	—
Additional paid-in capital	7,395.2	7,394.3

Paid-in capital	7,395.2	7,394.3
Accumulated loss	(5,984.8)	(5,127.3)
Accumulated other comprehensive loss	(685.0)	(681.7)

Total First Data Corporation stockholder’s equity	725.4	1,585.3

Noncontrolling interests	3,479.9	3,514.8

Total equity	4,205.3	5,100.1

Total liabilities and equity	$37,264.0	$39,735.4

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(717.0)	$(676.2)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,136.5	1,142.2
Charges related to other operating expenses and other income (expense)	86.0	113.7
Other non-cash and non-operating items, net	241.9	225.0
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	323.0	298.1
Other assets, current and long-term	271.5	176.0
Accounts payable and other liabilities, current and long-term	(522.6)	(255.4)
Income tax accounts	(291.8)	(458.0)

Net cash provided by operating activities	527.5	565.4

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(1.2)	(14.9)
Payments related to other businesses previously acquired	(1.4)	(14.7)
Proceeds from dispositions, net of expenses paid and cash disposed	21.2	6.9
Additions to property and equipment	(157.5)	(137.6)
Proceeds from sale of property and equipment	1.8	23.6
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(121.8)	(125.2)
Other investing activities	18.6	(46.0)

Net cash used in investing activities	(240.3)	(307.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	23.4	(79.6)
Debt modification and related financing costs	(24.1)	—
Principal payments on long-term debt	(204.6)	(184.7)
Contributions from noncontrolling interests	—	193.0
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(155.5)	(7.2)
Purchase of noncontrolling interest	(213.3)	—
Redemption of Parent’s redeemable common stock	(1.0)	—
Cash dividends	(14.9)	—

Net cash used in financing activities	(590.0)	(78.5)

Effect of exchange rate changes on cash and cash equivalents	7.8	4.9

Change in cash and cash equivalents	(295.0)	183.9

Cash and cash equivalents at beginning of period	737.0	406.3

Cash and cash equivalents at end of period	$442.0	$590.2

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)

			First Data Corporation Shareholder
Nine months ended September 30, 2010	Total	Comprehensive Income (Loss)	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2009	$5,100.1		$(5,127.3)	$(681.7)	0.0	$7,394.3	$3,514.8
Dividends and distributions paid to noncontrolling interests	(136.2)						(136.2)
Purchase of noncontrolling interest	—					(2.5)	2.5
Comprehensive loss:
Net (loss) income (a)	(743.4)	$(743.4)	(842.6)				99.2
Other comprehensive loss, net of taxes:
Unrealized gains on securities	10.2	10.2		10.2
Unrealized gains on hedging activities	45.5	45.5		45.5
Foreign currency translation adjustment	(60.7)	(60.7)		(60.3)			(0.4)
Pension liability adjustment	1.3	1.3		1.3

Other comprehensive loss		(3.7)

Comprehensive loss		$(747.1)

Adjustment to redemption value of redeemable noncontrolling interests	(7.0)					(7.0)
Stock compensation expense and other	10.4					10.4
Cash dividends paid by First Data Corporation to Parent	(14.9)		(14.9)

Balance, September 30, 2010	$4,205.3		$(5,984.8)	$(685.0)	0.0	$7,395.2	$3,479.9

(a)	The total net loss presented in the Consolidated Statements of Equity for the nine months ended September 30, 2010 is $26.4 million greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

See Notes to Consolidated Financial Statements.

			First Data Corporation Shareholder
Nine months ended September 30, 2009	Total	Comprehensive Income (Loss)	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2008	$2,402.3		$(4,068.0)	$(934.9)	0.0	$7,380.8	$24.4
Adjustment resulting from adoption of new accounting principle	—		27.1	(27.1)
Acquisitions	4.3						4.3
Contributions	3,444.2						3,444.2
Dividends and distributions paid to noncontrolling interests	(7.2)						(7.2)
Comprehensive loss:
Net (loss) income (a)	(678.2)	$(678.2)	(717.8)				39.6
Other comprehensive income (loss), net of taxes:
Unrealized gains on securities	10.0	10.0		10.0
Unrealized gains on hedging activities	72.8	72.8		72.8
Foreign currency translation adjustment	211.8	211.8		209.1			2.7
Pension liability adjustment	(45.0)	(45.0)		(45.0)

Other comprehensive income		249.6

Comprehensive loss		$(428.6)

Stock compensation expense and other	13.9					13.9

Balance, September 30, 2009	$5,428.9		$(4,758.7)	$(715.1)	0.0	$7,394.7	$3,508.0

(a)	The total net loss presented in the Consolidated Statements of Equity for the nine months ended September 30, 2009 is $2.0 million greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss (a)	$(394.5)	$(256.7)	$(743.4)	$(678.2)
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	4.2	2.6	10.2	10.0
Unrealized gains (losses) on hedging activities	15.9	(1.2)	45.5	72.8
Foreign currency translation adjustment	212.7	156.9	(60.7)	211.8
Pension liability adjustment	(0.9)	(45.0)	1.3	(45.0)

Total other comprehensive income (loss), net of tax	231.9	113.3	(3.7)	249.6

Comprehensive loss	(162.6)	(143.4)	(747.1)	(428.6)
Less: Comprehensive income attributable to noncontrolling interests	45.0	35.7	98.8	42.3

Comprehensive loss attributable to First Data Corporation	$(207.6)	$(179.1)	$(845.9)	$(470.9)

(a)	The net loss presented in the Consolidated Statements of Comprehensive Income (Loss) is greater than the amounts presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity which totaled $8.1 million and $26.4 million for the three and nine months ended September 30, 2010, respectively, and $2.0 million for the three and nine months ended September 30, 2009.

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2010, the consolidated results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009, the consolidated cash flows for the nine months ended September 30, 2010 and 2009 and the consolidated changes in equity for the nine months ended September 30, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Presentation

Effective January 1, 2010, the Integrated Payment Systems operating segment is being reported within All Other and Corporate. Results for 2009 have been adjusted to reflect the change. Results for 2009 also have been adjusted to reflect the impact of purchase accounting adjustments completed in December 2009 resulting from the final valuation of intangible assets associated with the Banc of America Merchant Services alliance. Other amounts in 2009 have also been adjusted to conform to current year presentation.

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

Depreciation and amortization presented as a separate line item on the Company’s Consolidated Statements of Operations does not include amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees.” Also not included is amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line. The following table presents the amounts associated with such amortization:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Amortization of initial payments for new contracts	$9.8	$7.7	$28.5	$18.1
Amortization related to equity method investments	$18.2	$18.6	$54.6	$54.2

Revenue Recognition

The Company recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs such as credit and offline debit interchange fees and assessments charged by credit card associations. Debit network fees related to acquired personal identification number based debit (“PIN-debit”) transactions are recognized in the “Reimbursable debit network fees, postage and other” revenue and expense lines of the Consolidated Statements of Operations. The following table presents the amounts associated with processing services revenue:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Interchange fees and assessments	$4,532.3	$4,229.6	$13,067.7	$9,975.4
Debit network fees	$713.6	$565.3	$2,027.1	$1,448.7

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comparability of the dollar amounts disclosed above is impacted by the formation of the Banc of America Merchant Services alliance on June 26, 2009. Information regarding the Banc of America Merchant Services transaction is included in Note 4 to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Income Taxes

On August 10, 2010, H.R. 1586 was signed into law. This legislation included a tax change that adversely affects the Company’s ability to utilize foreign tax credits recorded on the Company’s balance sheet. As a result, the Company recorded a valuation allowance against foreign tax credits of approximately $178 million during the three months ended September 30, 2010.

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

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Investment gains	$0.5	$1.6	$2.3	$0.9
Derivative financial instruments losses	(31.3)	(47.8)	(58.1)	(54.7)
Divestitures, net	(1.3)	(19.6)	18.7	(20.5)
Non-operating foreign currency (losses) and gains	(20.2)	(18.7)	17.8	4.0
Other	—	—	—	5.5

Other income (expense)	$(52.3)	$(84.5)	$(19.3)	$(64.8)

Supplemental Cash Flow Information

During the nine months ended September 30, 2010 and 2009, the principal amount of the Company’s senior PIK (Payment In-Kind) notes increased $362.5 million and $333.0 million, respectively, resulting from the “payment” of accrued interest expense.

During the nine months ended September 30, 2010 and 2009, the Company entered into capital leases totaling approximately $50 million and $101 million, respectively.

In March 2009, the remaining balance of the Company’s 9.875% senior unsecured cash-pay term loan bridge loans due 2015 that was not previously exchanged was exchanged for senior notes. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

On June 26, 2009, the Company entered into an alliance with Bank of America N.A. and Rockmount Investments, LLC (“Rockmount”) as discussed in Note 4 to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s and Bank of America N.A.’s direct contributions to the alliance consisted of non-cash assets and liabilities.

On August 10, 2009, the Company launched a registered exchange offer to exchange aggregate principal amounts of $3.2 billion of its 10.55% senior PIK notes, $2.5 billion of its 11.25% senior subordinated notes and $1.6 billion of its 9.875% senior notes (which constituted all such notes outstanding at that date) for publicly tradable notes having substantially identical terms and guarantees,

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Note 3: Restructuring

Restructuring charges and reversal of restructuring accruals

The Company recorded restructuring charges comprised of severance totaling $33.4 million and $76.8 million for the three and nine months ended September 30, 2010, respectively. The Company also recorded charges related to facility closures totaling $0.5 million for the nine months ended September 30, 2010.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows (in millions):

		Pretax Benefit (Charge)
Three months ended September 30, 2010	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	360	$(12.2)	$(3.7)	$(8.9)	$(8.6)	$(33.4)
Restructuring accrual reversal		0.4	0.1	0.3	0.3	1.1

Total pretax charge, net of reversals		$(11.8)	$(3.6)	$(8.6)	$(8.3)	$(32.3)

Nine months ended September 30, 2010	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	1,080	$(18.9)	$(10.8)	$(21.6)	$(26.0)	$(77.3)
Restructuring accrual reversal		0.7	0.8	4.5	2.6	8.6

Total pretax charge, net of reversals		$(18.2)	$(10.0)	$(17.1)	$(23.4)	$(68.7)

The first quarter 2010 restructurings resulted from the Company aligning the business with strategic objectives as well as domestic site consolidations. The second and third quarter 2010 restructurings resulted from actions similar to the first quarter as well as the termination of certain management positions across the organization including the reorganization of executive officers. Similar initiatives are expected to occur in future periods resulting in additional restructuring charges. Partially offsetting the charges were reversals of excess 2008 and 2009 restructuring accruals as well as reversals resulting from the refinement of 2010 estimates.

The following table summarizes the Company’s utilization of restructuring accruals for the period from January 1, 2010 through September 30, 2010 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2010	$58.5	$0.2
Expense provision	76.8	0.5
Cash payments and other	(71.8)	(0.3)
Changes in estimates	(8.5)	(0.1)

Remaining accrual at September 30, 2010	$55.0	$0.3

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company recorded restructuring charges comprised of severance totaling $11.3 million and $51.5 million for the three and nine months ended September 30, 2009, respectively. The Company also recorded charges related to facility closures totaling $0.4 million during the first quarter of 2009.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows (in millions):

		Pretax Benefit (Charge)
Three months ended September 30, 2009	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	190	$(2.5)	$(1.4)	$(5.2)	$(2.2)	$(11.3)
Restructuring accrual reversal		0.1	—	0.2	0.1	0.4

Total pretax charge, net of reversals		$(2.4)	$(1.4)	$(5.0)	$(2.1)	$(10.9)

Nine months ended September 30, 2009	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	950	$(12.3)	$(9.9)	$(20.9)	$(8.8)	$(51.9)
Restructuring accrual reversal		3.9	1.7	1.7	0.2	7.5

Total pretax charge, net of reversals		$(8.4)	$(8.2)	$(19.2)	$(8.6)	$(44.4)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The restructurings in the first quarter of 2009 resulted from the elimination of a select number of management and other positions as part of the Company’s cost saving initiatives. The second and third quarter 2009 restructurings resulted from similar actions as in the first quarter in the International segment and domestic restructurings resulted from site consolidations and the elimination of certain information technology positions. The Company incurred additional charges throughout 2009 and in 2010 related to these initiatives. Partially offsetting the charges were reversals of 2009 and 2008 restructuring accruals related to the Company’s change in strategy related to global labor sourcing initiatives as well as reversals resulting from the refinement of previously recorded estimates.

Note 4: Borrowings

Senior secured credit facilities

On August 10, 2010, FDC amended its senior secured credit facilities to, among other things:

(i) allow for FDC to incur additional secured indebtedness or additional unsecured indebtedness so long as (a) 100% of the net cash proceeds is used to repay FDC’s term loans or is offered on a pro rata basis to FDC’s term loan lenders of a particular class or classes in exchange for a like amount of term loans of such class or classes (and the term loans so exchanged are cancelled) or (b) if such indebtedness is secured by a lien junior to the liens securing the obligations under FDC’s senior secured credit facilities, the aggregate principal amount shall not exceed $3,500,000,000 at any time and the net cash proceeds of such indebtedness shall be used to redeem or repay FDC’s senior or senior subordinated notes or (c) the amount available to be borrowed under the uncommitted incremental facilities is reduced by an amount equal to the aggregate principal amount of such indebtedness;

(ii) exclude from the calculation of consolidated senior secured debt (and hence from the maintenance covenant) certain indebtedness secured by a lien ranking junior to the liens securing FDC’s obligations under its senior secured credit facilities; and

(iii) subject to the requirement to make such offers on a pro rata basis to all lenders within a particular class of loans, allow FDC to agree with individual lenders to extend the maturity of their term loans or revolving commitments, and for FDC to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The amendment became effective, including the changes to the credit agreement described above, on August 20, 2010 following FDC’s issuance of $510.0 million in new notes and using the net cash proceeds therefrom to prepay a like amount of FDC’s secured term loans. Refer to the “Senior secured notes” section below. The Company recorded $26.8 million in fees in conjunction with the debt modification. The fees were recorded as a discount on the senior secured term loans and will be amortized to interest expense over the remaining life of the loans.

Senior secured revolving credit facility

FDC’s senior secured revolving credit facility currently has commitments from nondefaulting financial institutions to provide $1,769.4 million of credit. Up to $500 million of FDC’s senior secured revolving credit facility is available for letters of credit, of which $51.6 million and $39.6 million of letters of credit were issued under the facility as of September 30, 2010 and December 31, 2009, respectively. FDC had $20.0 million outstanding against this facility as of September 30, 2010 and no amount outstanding as of December 31, 2009. As of September 30, 2010, $1,697.8 million remained available under this facility after considering the amount outstanding and the letters of credit issued under the facility.

Senior secured term loan facility

The terms of FDC’s senior secured term loan facility require FDC to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. During the three and nine months ended September 30, 2010, FDC paid $32.1 million and $96.2 million, respectively, of principal payments on the senior secured term loan facility in accordance with this provision ($29.8 million and $89.3 million, respectively, related to the U.S. dollar denominated loan and $2.3 million and $6.9 million, respectively, related to the euro denominated loan for the three and nine months ended September 30, 2010). During the three and nine months ended September 30, 2009, FDC paid $32.3 million and $96.7 million, respectively, of principal payments on the senior secured term loan facility in accordance with this provision ($29.8 million and $89.3 million, respectively, related to the U.S. dollar denominated loan and $2.5 million and $7.4 million, respectively, related to the euro denominated loan for the three and nine months ended September 30, 2009).

In August 2010, in conjunction with the debt modification noted above, $489.7 million of the Company’s proceeds from the issuance of the senior notes described below were used to prepay a portion of the principal balances and satisfy the above described future quarterly principal payments of the Company’s senior secured term loans. As a result of the prepayment, the Company has satisfied the quarterly principal payments related to these loans until September 2014.

Senior secured notes

On August 20, 2010, FDC issued $510.0 million of 8.875% senior secured notes due August 15, 2020. Interest on the notes is payable on February 15 and August 15 of each year, commencing on February 15, 2011. The proceeds from this issuance, net of discount and underwriting fees of $17.8 million, were $492.2 million, of which $489.7 million was used to prepay a portion of the senior secured term loans in accordance with the terms of FDC’s senior secured credit facilities as described above with the remainder used to pay costs associated with the issuance.

FDC may redeem the notes, in whole or in part, at any time prior to August 15, 2015 at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and an additional premium as defined. Thereafter, FDC may redeem the notes, in whole or in part, at established redemption prices, plus accrued and unpaid interest to the redemption date. In addition, on or prior to August 15, 2013, FDC may redeem up to 35% of the notes with the net cash proceeds from certain equity offerings at established redemption prices plus accrued and unpaid interest to the redemption date.

The notes are guaranteed by substantially all domestic, wholly-owned subsidiaries of FDC. The notes are equally and ratably secured on a first-priority basis with all existing and future obligations of FDC under any existing and future first lien obligations by all of the assets of FDC and its subsidiary guarantors that secure the senior secured credit facility, subject to permitted liens. The notes rank equal in right of payment with all existing and future senior indebtedness of FDC but are effectively senior to all of FDC and guarantor subsidiaries unsecured indebtedness to the extent of the value of the collateral and are senior in right of payment to any subordinated indebtedness of FDC. The notes are effectively subordinated to any obligations secured by liens permitted under the indenture for the notes and structurally subordinated to any existing and future indebtedness and liabilities of non-guarantor subsidiaries, including all foreign subsidiaries.

Other short-term borrowings

        FDC had approximately $525 million and $565 million available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity as of September 30, 2010 and December 31, 2009, respectively. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the euro, Australian dollar and Polish zloty. Certain of these arrangements are uncommitted (approximately $134 million and $186 million) but FDC had $101.2 million and $100.1 million of borrowings outstanding against them as of September 30, 2010 and December 31, 2009, respectively. The total amounts outstanding against short-term lines of credit and other arrangements were $113.6 million and $109.2 million as of September 30, 2010 and December 31, 2009, respectively.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Senior PIK notes due 2015

The terms of FDC’s senior PIK notes due 2015 require that interest on the notes up to and including September 30, 2011 be paid entirely by increasing the principal amount of the outstanding notes or by issuing senior PIK notes. During the three months ended September 30, 2010 and 2009, the Company increased the principal amount of these notes by $185.9 million and $167.8 million, respectively, in accordance with this provision. During the nine months ended September 30, 2010 and 2009, the Company increased the principal amount of these notes by $362.5 million and $333.0 million, respectively.

Other

In June 2010, FDC paid off its 4.50% notes due 2010 for $13.1 million.

Note 5: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Effective January 1, 2010, the Integrated Payment Systems operating segment is being reported within All Other and Corporate. Results for 2009 have been adjusted to reflect the change. Results for 2009 also have been adjusted to reflect the impact of purchase accounting adjustments completed in December 2009 resulting from the final valuation of intangible assets associated with the Banc of America Merchant Services alliance. Other amounts in 2009 have also been adjusted to conform to current year presentation.

The following tables present the Company’s operating segment results for the three and nine months ended September 30, 2010 and 2009:

Three months ended September 30, 2010 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$752.1	$342.6	$305.6	$24.3	$1,424.6
Product sales and other	99.0	11.1	89.0	8.5	207.6
Equity earnings in affiliates (a)	—	—	7.9	—	7.9

Total segment reporting revenues	$851.1	$353.7	$402.5	$32.8	$1,640.1

Internal revenue	$4.5	$8.7	$1.9	$—	$15.1
External revenue	846.6	345.0	400.6	32.8	1,625.0
Depreciation and amortization	168.4	88.9	72.1	17.1	346.5
Segment EBITDA	355.6	144.3	82.3	(56.2)	526.0
Other operating expenses and other income (expense) excluding divestitures	(49.5)	(3.6)	(8.3)	(21.9)	(83.3)

Three months ended September 30, 2009 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$707.6	$333.2	$307.7	$52.2	$1,400.7
Product sales and other	89.1	6.1	86.9	1.0	183.1
Equity earnings in affiliates (a)	—	—	9.5	—	9.5

Total segment reporting revenues	$796.7	$339.3	$404.1	$53.2	$1,593.3

Internal revenue	$3.6	$8.3	$1.6	$0.4	$13.9
External revenue	793.1	331.0	402.5	52.8	1,579.4
Depreciation and amortization	192.2	80.5	71.5	20.4	364.6
Segment EBITDA	304.4	148.2	99.1	(27.1)	524.6
Other operating expenses and other income (expense) excluding divestitures	(2.0)	(1.3)	(13.0)	(67.1)	(83.4)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Nine months ended September 30, 2010 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,153.9	$1,022.4	$904.3	$99.3	$4,179.9
Product sales and other	288.1	28.8	255.3	41.3	613.5
Equity earnings in affiliates (a)	—	—	21.7	—	21.7

Total segment reporting revenues	$2,442.0	$1,051.2	$1,181.3	$140.6	$4,815.1

Internal revenue	$13.5	$26.7	$6.1	$—	$46.3
External revenue	2,428.5	1,024.5	1,175.2	140.6	4,768.8
Depreciation and amortization	505.6	264.8	214.4	42.0	1,026.8
Segment EBITDA	949.8	412.0	233.4	(132.0)	1,463.2
Other operating expenses and other income (expense) excluding divestitures	(36.7)	(8.0)	(16.4)	(43.6)	(104.7)

Nine months ended September 30, 2009 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,989.0	$1,038.3	$865.9	$158.3	$4,051.5
Product sales and other	254.3	51.6	232.5	23.5	561.9
Equity earnings in affiliates (a)	—	—	21.9	—	21.9

Total segment reporting revenues	$2,243.3	$1,089.9	$1,120.3	$181.8	$4,635.3

Internal revenue	$12.1	$25.2	$4.3	$0.8	$42.4
External revenue	2,231.2	1,064.7	1,116.0	181.0	4,592.9
Depreciation and amortization	565.5	269.4	200.9	53.9	1,089.7
Segment EBITDA	895.2	497.3	276.3	(84.1)	1,584.7
Other operating expenses and other income (expense) excluding divestitures	(8.1)	(8.1)	(22.2)	(55.1)	(93.5)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Revenues:
Total reported segments	$1,607.3	$1,540.1	$4,674.5	$4,453.5
All Other and Corporate	32.8	53.2	140.6	181.8
Adjustment to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(1.3)	5.4	(15.9)	4.8
Eliminations (c)	(15.1)	(13.9)	(46.3)	(42.4)

Adjusted Revenue	1,623.7	1,584.8	4,752.9	4,597.7

Adjustment to reconcile to Consolidated revenues:
Divested businesses	—	21.2	—	68.4
Adjustments for non-wholly-owned entities (d)	56.5	53.1	166.6	(57.3)
Official check and money order revenues (b)	1.3	(5.4)	15.9	(4.8)
Independent Sales Organization commission expense	93.0	70.0	246.9	183.0
Reimbursable debit network fees, postage and other	858.6	719.5	2,467.6	1,941.0

Consolidated revenues	$2,633.1	$2,443.2	$7,649.9	$6,728.0

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Segment EBITDA:
Total reported segments	$582.2	$551.7	$1,595.2	$1,668.8
All Other and Corporate	(56.2)	(27.1)	(132.0)	(84.1)

Adjusted EBITDA	526.0	524.6	1,463.2	1,584.7

Adjustments to reconcile to “Loss before income taxes and equity earnings in affiliates”:
Divested businesses	(0.3)	15.5	1.1	38.8
Adjustments for non-wholly-owned entities (d)	22.0	16.7	65.2	(57.6)
Depreciation and amortization	(354.7)	(374.8)	(1,053.4)	(1,069.9)
Interest expense	(455.8)	(447.5)	(1,355.6)	(1,345.3)
Interest income	2.1	3.2	5.5	9.6
Other items (e)	(84.6)	(103.1)	(86.0)	(114.2)
Stock based compensation	(2.8)	(4.7)	(9.3)	(13.8)
Official check and money order EBITDA (b)	(1.8)	(10.5)	5.8	(21.1)
Cost of data center, technology and savings initiatives	(7.9)	(26.3)	(27.4)	(127.5)
KKR merger related items	(7.5)	(7.1)	(21.0)	(20.6)
Eliminations	—	—	—	(0.2)

Loss before income taxes and equity earnings in affiliates	$(365.3)	$(414.0)	$(1,011.9)	$(1,137.1)

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for the International segment.
(b)	Represents adjustments for the official check and money order businesses which are excluded from Adjusted revenue and Adjusted EBITDA due to the Company’s wind down of these businesses.
(c)	Represents elimination of intersegment revenue.
(d)	Represent the reversal of the proportionate consolidation adjustments made to the Retail and Alliance Services segment revenue or segment EBITDA and equity earnings included in the International segment revenue or segment EBITDA. Also includes the add back of net income attributable to noncontrolling interests excluded from International segment EBITDA.
(e)	Includes “Other operating expenses” and “Other income (expense)” as presented on the Consolidated Statements of Operations.

Segment assets are as follows (in millions):

	September 30, 2010	December 31, 2009
Assets:
Retail and Alliance Services	$24,041.4	$25,377.3
Financial Services	5,045.2	5,238.8
International	5,350.6	5,841.5
All Other and Corporate	2,826.8	3,277.8

Consolidated	$37,264.0	$39,735.4

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Depreciation and Amortization:
Total reported segments	$329.4	$344.2	$984.8	$1,035.8
All Other and Corporate	17.1	20.4	42.0	53.9

	346.5	364.6	1,026.8	1,089.7

Adjustments to reconcile to consolidated depreciation and amortization:
Divested businesses	—	2.5	—	8.7
Adjustments for non-wholly-owned entities	26.4	26.3	81.2	25.7
Amortization of initial payments for new contracts	9.8	7.7	28.5	18.1

Total consolidated depreciation and amortization	$382.7	$401.1	$1,136.5	$1,142.2

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

The following table presents a summary of the redeemable noncontrolling interests activity for the nine months ended September 30, 2010 (in millions):

Balance at December 31, 2009	$226.9
Distributions	(19.3)
Share of income	26.4
Purchase of noncontrolling interests	(213.3)
Adjustment to redemption value of redeemable noncontrolling interest	7.0
Other	0.1

Balance at September 30, 2010	$27.8

The following table presents the effects of changes in FDC’s ownership interest in its BAMS alliance on FDC’s equity (in millions):

Nine months ended September 30, 2010
Net loss attributable to FDC	$(842.6)
Transfers from noncontrolling interest:
Decrease in FDC’s paid-in capital for loss recognized from purchase of noncontrolling interest	(2.5)

Transfers from noncontrolling interest	(2.5)

Change in net loss attributable to FDC and transfers from noncontrolling interest	$(845.1)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

On August 3, 2007, Concord EFS, Inc. filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. On March 24, 2008, the Court entered an order granting the defendants’ motions for partial summary judgment, finding that the claims raised in this case would need to be addressed under a “Rule of Reason” analysis. On February 2, 2009, the Plaintiffs filed a Second Amended Complaint, which was dismissed by the Court on September 4, 2009. On October 16, 2009, the Plaintiffs filed a Third Amended Complaint. On June 21, 2010, the Court granted dismissal of such complaint as to the single-brand aftermarket derivative theory and ordered the parties to brief a summary judgment regarding Plaintiffs’ alternative all ATM networks relevant market theory claim. On September 16, 2010, the Court entered an order granting the defendants’ motion for summary judgment, dismissing all of the claims against the defendants except for the claims for equitable relief and later, on September 17, 2010, granted final judgment dismissing the case to allow plaintiffs to pursue an appeal. On October 14, 2010, the plaintiffs appealed the summary judgment.

The Company continues to believe the complaints are without merit and intends to vigorously defend them.

Other

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Note 8: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Service costs	$0.8	$1.0	$2.4	$4.8
Interest costs	10.0	10.1	29.8	27.8
Expected return on plan assets	(10.1)	(9.5)	(30.1)	(26.0)
Amortization	0.6	(0.2)	1.7	1.5

Net periodic benefit expense	$1.3	$1.4	$3.8	$8.1

The Company estimates pension plan contributions for 2010 to be approximately $33 million. During the nine months ended September 30, 2010, approximately $24 million was contributed to the United Kingdom plan and no contributions were made to the U.S. plan.

Note 9: Stock Compensation Plans

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Total stock-based compensation expense (pretax)	$4.4	$4.7	$10.9	$13.8

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Options

In May 2010, the Company modified the terms of time based options and performance based options outstanding under the stock incentive plan established by First Data Holdings, Inc. (“Holdings”), which owns 100% of FDC’s equity interests, for management employees of FDC (“stock plan”). The modifications only affected active employees as of the modification date. The exercise price on previously granted time based options was reduced from $5 to $3. The Company is continuing to recognize expense on these options based on the original grant date fair value amortized over the remaining original vesting schedule. Due to the nature of the call rights associated with the time based options, subsequent to the modification, which expire 180 days after certain employment termination events or the latter of September 24, 2012 or a qualified public offering, the incremental stock option fair value from the change in exercise price will only be recognized upon such events. Prior to the modifications, the call rights expired 180 days after certain employment termination events or the earlier of September 24, 2012 or a change in control. In addition, outstanding performance based options were cancelled and reissued. The reissued performance based options have an exercise price of $3 and a tiered vesting schedule that provides for vesting of 25%, 75% or 100% of the options if the Company achieves certain EBITDA targets in any fiscal year between January 1, 2010 and December 31, 2013. The performance based options have call rights similar to the time based options described above. Due to the call rights, the Company will only recognize expense on the performance based options upon a qualified public offering or certain employment termination events. In conjunction with the above noted modifications, stock plan participants also received a cash bonus payment in the second quarter of 2010 totaling $7.8 million.

During the nine months ended September 30, 2010 additional time based and performance based options were granted under the stock plan. The time based options granted vest equally over a three to five year period and performance based options vest based upon the Company achieving the EBITDA targets discussed above. The options granted have call rights similar to those described above and, as a result, the Company will only recognize expense on these options upon a qualified public offering or certain employment termination events.

As of September 30, 2010 there was approximately $111 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options. Approximately $35 million will be recognized over a weighted-average period of approximately 3.2 years while approximately $76 million will only be recognized upon a qualified public offering or certain termination events.

The fair value of Holdings stock options granted for the nine months ended September 30, 2010 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions (excluding the effect of stock plan modifications):

Nine months ended September 30, 2010
Risk-free interest rate	3.22%
Dividend yield	—
Volatility	51.67%
Expected term (in years)	7
Fair value of stock	$3
Fair value of options	$2

A summary of Holdings stock option activity for the nine months ended September 30, 2010 is as follows (options in millions):

	2010
	Options	Weighted-Average Exercise Price
Outstanding at January 1	67.1	$5
Granted (a)	42.5	$3
Cancelled / Forfeited (a)	(43.2)	$5

Outstanding at September 30	66.4	$3

(a)	The number of options granted and cancelled/forfeited includes performance based options cancelled and reissued in connection with the stock plan modifications discussed above.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during the nine months ended September 30, 2010. The restrictions on the awards granted in May 2010 will lapse upon a qualified public offering, a change in control or certain employment termination or liquidity events. As such, the Company is not recognizing expense on awards granted subsequent to the modifications described above. The Company is continuing to recognize expense on the restricted stock awards granted prior to May 2010 based on the original grant date fair value amortized over the remaining original vesting schedule. As of September 30, 2010 there was approximately $26 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock. Approximately $2 million will be recognized over a weighted-average period of approximately 2.7 years while approximately $24 million will only be recognized upon a qualified public offering or certain termination events. A summary of Holdings restricted stock award and restricted stock unit activity for the nine months ended September 30, 2010 is as follows (awards/units in millions):

	2010 Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1	1.5	$5
Granted	7.8	$3
Cancelled / Forfeited	(0.9)	$4

Non-vested at September 30	8.4	$3

Note 10: Investment Securities

The majority of the Company’s investment securities are a component of the Company’s settlement assets and represent the investment of funds received by FDC from the sale of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities included in current settlement assets primarily include discounted commercial paper, time deposits and corporate bonds. The Company’s long-term settlement assets are comprised primarily of student loan auction rate securities (“SLARS”). Realized gains and losses on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments including equity securities and shares of a money market fund which are carried at fair value and included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets. Realized gains and losses on these investments are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The principal components of the Company’s investment securities are as follows (in millions):

	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)(c)	Fair Value (d)
September 30, 2010
Student loan auction rate securities	$372.8	—	$(27.9)	$—	$344.9
Corporate bonds	50.2	$0.2	—	—	50.4
Time deposits	30.0	—	—	—	30.0
Discounted commercial paper	20.0	—	—	—	20.0
Other securities:
Cost method investments	24.6	—	—	—	24.6
Other	0.6	0.1	—	—	0.7

Total other	25.2	0.1	—	—	25.3

Totals	$498.2	$0.3	$(27.9)	$—	$470.6

December 31, 2009
Student loan auction rate securities	$494.4	—	$(29.8)	$(14.9)	$449.7
Corporate bonds	270.7	$0.7	—	—	271.4
Other securities:
Cost method investments	25.1	—	—	—	25.1
Other	15.8	0.2	—	—	16.0

Total other	40.9	0.2	—	—	41.1

Totals	$806.0	$0.9	$(29.8)	$(14.9)	$762.2

(a)	Represents amortized cost for debt securities.
(b)	“OTTI” refers to other-than-temporary impairments.
(c)	Represents the fair value adjustment for debt securities excluding that attributable to credit losses.
(d)	Represents cost for cost method investments.

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in millions):

September 30, 2010	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	—	—	$344.9	$(27.9)	$344.9	$(27.9)
Corporate bonds(a)	$10.6	—	—	—	$10.6	—

	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	—	—	$449.7	$(44.7)	$449.7	$(44.7)

(a)	Unrealized losses less than 12 months are less than $50,000.

As of September 30, 2010, the Company’s unrealized losses related to the following:

Student loan auction rate securities - The unrealized losses resulted from securities that have decreased in fair value to below their amortized cost primarily due to the current inability to redeem at par value resulting from the failure of the auction mechanisms. The Company believes that the SLARS currently held will recover all of their principal value by their maturity date due to the following:

•	the securities are comprised primarily of senior tranches;

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•	the securities are predominantly backed by collateral that is 97%-98% guaranteed by Federal Family Education Loan Program (“FFELP”) with subordinated tranches covering the non-guaranteed portion;

•	the securities have loan to collateral value ratios of 100% or greater for all securities;

•	the securities have above investment grade credit ratings with the majority of securities rated at “A3” and “A-”or higher by Moody’s and Standard and Poor’s, respectively.

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

During the third quarter of 2010, the Company received proceeds of $85.3 million for its entire holdings in the NextStudent SLARS as a result of the liquidation through public sale of the underlying collateral of the securities. The Company realized a loss of $2.8 million on the liquidation in addition to an other-than-temporary impairment of $0.3 million recognized during the first quarter of 2010.

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

The following table presents additional information regarding available-for-sale securities (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Proceeds from sales(a)	$113.1	$34.0	$134.3	$52.4
Gross realized gains included in earnings as a result of sales(a)	$1.2	$—	$6.2	$0.1
Gross realized (losses) included in earnings as a result of sales(a)	$(3.3)	$(0.6)	$(3.6)	$(0.7)
Net unrealized gains or (losses) included in OCI, net of tax	$6.6	$2.3	$12.4	$9.7
Net gains or (losses) reclassified out of OCI into earnings	$2.4	$(0.3)	$2.2	$(0.3)

(a)	Includes activity resulting from sales, redemptions, liquidations and related matters. Gains and losses are recorded in the “Product sales and other” or “Other income (expense)” line items of the Consolidated Statements of Operations.

The following table presents maturity information for the Company’s investments in debt securities at September 30, 2010 (in millions):

Fair Value
Due within one year	$60.2
Due after one year through five years	10.6
Due after five years through 10 years	29.4
Due after 10 years	315.7

Total debt securities	$415.9

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of September 30, 2010 there were no indicators of impairment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of September 30, 2010, it was deemed impracticable to estimate the fair value on $19.2 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the excessive costs of obtaining an independent valuation in relation to the size of the investments. Realized pretax gains and losses associated with these investments are recognized in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2.

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

As of September 30, 2010, the Company uses derivative instruments to mitigate (i) cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), (ii) to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates and (iii) to protect the Company from foreign currency exposure related to an outsourcing contract with a foreign vendor.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

DERIVATIVES NOT QUALIFYING FOR HEDGE ACCOUNTING

At September 30, 2010, the Company had certain derivative instruments that functioned as economic hedges but no longer qualify or were not designated to qualify for hedge accounting. Such instruments included a cross-currency swap to hedge foreign currency exposure from an intercompany loan, cross-currency swaps to hedge an investment in a foreign subsidiary from fluctuations in foreign currency exchange rates, a foreign exchange rate collar to hedge foreign currency exposure related to an outsourcing contract with a foreign vendor, and interest rate swaps to hedge the interest payments on variable rate debt from fluctuations in interest rates.

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

During the second quarter of 2010, two interest rate swaps with a total notional balance of $1.0 billion and one basis rate swap with a notional balance of $1.0 billion ceased to be highly effective. As such, the Company did not apply hedge accounting to the discontinued hedges during the second quarter of 2010 and discontinued prospective hedge accounting for the affected derivatives. The amount carried in OCI as of the date of de-designation has been reclassified into earnings in the same period during which the forecasted transaction affected earnings. The amount reclassified in the second quarter and third quarter of 2010 from OCI to the “Other income (expense)” line of the Consolidated Statements of Operations was $4.6 million and $4.6 million, respectively, through the expiration date of the swaps in September 2010.

While the derivatives noted above no longer qualified for hedge accounting, they continued to be effective economically in eliminating the variability in interest rate payments on the corresponding portion of the Company’s variable rate debt.

During the third quarter of 2010, five interest rate swaps with a total notional balance of $2.5 billion and one basis rate swap with a notional balance of $1.0 billion expired.

As of September 30, 2010, the notional amount of the foreign exchange rate collar was approximately 83.4 million Philippine pesos ($1.9 million). The notional amount of the cross-currency swaps was 91.1 million euro (approximately $122.6 million). The notional amount of the interest rate swaps that no longer qualify for hedge accounting was $1.5 billion.

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

DERIVATIVES THAT QUALIFY FOR HEDGE ACCOUNTING

Hedge of a Net Investment in a Foreign Operation

As of September 30, 2010, the Company had a cross currency swap that was designated as a hedge of net investments in foreign operations with an aggregate notional amount of 115.0 million Australian dollars (approximately $110.5 million).

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below.

Cash Flow Hedges

As of September 30, 2010, the Company had interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $3.5 billion of the approximate $12.0 billion variable rate senior secured term loan. The Company also had two basis rate swaps, which expired during the third quarter of 2010, that modified the variable rates on $3.0 billion of the $3.5 billion interest rate swaps and that lowered the fixed interest rates on those interest rate swaps. The basis swaps paid interest at rates equal to three-month-LIBOR and received interest at rates equal to one-month-LIBOR plus a fixed spread.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At September 30, 2010, the maximum length of time over which the Company is hedging its exposure is approximately 2.0 years. The Company follows the hypothetical derivative method to measure hedge ineffectiveness which resulted mostly from the hedges being off-market at the time of designation. Ineffectiveness associated with these hedges is recognized immediately in the Consolidated Statements of Operations. The amount of losses in OCI related to the hedged transactions as of September 30, 2010 that is expected to be reclassified into the Consolidated Statements of Operations within the next 12 months is approximately $75.9 million.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Balance Sheets or in the Consolidated Statements of Operations, see the tabular information presented below.

FAIR VALUE OF DERIVATIVE INSTRUMENTS

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of September 30, 2010
(in millions)	Assets(a)	Liabilities(b)
Derivatives designated as hedging instruments
Interest rate contracts	—	$(290.0)
Foreign exchange contracts	—	(16.1)

Total derivatives designated as hedging instruments	—	(306.1)

Derivatives not designated as hedging instruments
Interest rate contracts	—	(120.8)
Foreign exchange contracts	$6.1	(1.5)

Total derivatives not designated as hedging instruments	6.1	(122.3)

Total derivatives	$6.1	$(428.4)

	As of December 31, 2009
(in millions)	Assets(a)	Liabilities(b)
Derivatives designated as hedging instruments
Interest rate contracts	—	$(304.4)
Foreign exchange contracts	—	(10.0)

Total derivatives designated as hedging instruments	—	(314.4)

Derivatives not designated as hedging instruments
Interest rate contracts	—	(153.5)
Foreign exchange contracts	$1.2	(3.6)

Total derivatives not designated as hedging instruments	1.2	(157.1)

Total derivatives	$1.2	$(471.5)

(a)	Derivative assets are included in the “Other long-term assets” line of the Consolidated Balance Sheets.
(b)	Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	For the three months ended September 30, 2010		For the three months ended September 30, 2009
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$(14.3)	—	$(41.4)	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(43.1)	—	$(39.5)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	$(1.6)	—	$(3.0)	—

Derivatives in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)		$(12.2)		$(6.6)
Amount of gain or (loss) recognized in income (ineffective portion) (b)		—		$0.8
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$(17.7)	$(12.0)	$(40.3)	$(5.3)

(a) Gain (loss) is recognized in the “Interest expense” line of the Statements of Operations. (b) Gain (loss) is recognized in the “Other income (expense)” line of the Statements of Operations.

	For the nine months ended September 30, 2010		For the nine months ended September 30, 2009
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$(50.5)	—	$24.2	—
Amount of gain or (loss) reclassified from accumulated OCI into income(a)	$(126.7)	—	$(91.9)	—
Amount of gain or (loss) recognized in income (ineffective portion)(b)	$(5.1)	—	$(6.8)	—

Derivatives in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)		$(8.1)		$(18.9)
Amount of gain or (loss) recognized in income (ineffective portion)(b)		$0.5		$0.7
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$(60.5)	$7.0	$(42.2)	$(6.4)

(a)	Gain (loss) is recognized in the “Interest expense” line of the Statements of Operations.
(b)	Gain (loss) is recognized in the “Other income (expense)” line of the Statements of Operations.

ACCUMULATED DERIVATIVE GAINS AND LOSSES

The following table summarizes activity in other comprehensive income for the nine months ended September 30, 2010 related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company (in millions, after tax):

Nine months ended September 30, 2010
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(242.3)
Less: Reclassifications into earnings from other comprehensive income (loss)	79.4

(162.9)
Net losses in fair value of derivatives (a)	(39.0)

Accumulated loss included in other comprehensive income (loss) at end of the period	$(201.9)

(a)	Gains and losses are included in unrealized (losses) gains on hedging activities and in foreign currency translation adjustment on the Consolidated Statements of Equity.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12: Fair Value Measurement

Fair value of financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments (in millions):

September 30, 2010	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$89.8	$89.8
Long-term investment securities	$355.6	$355.6
Other long-term assets:
Long-term investment securities	$0.6	$0.6
Derivative financial instruments	$6.1	$6.1
Cost method investments	$24.6	$24.6
Other current liabilities:
Derivative financial instruments	$4.4	$4.4
Long-term borrowings:
Long-term borrowings	$22,543.9	$19,062.6
Other long-term liabilities:
Derivative financial instruments	$424.0	$424.0

(a)	Represents cost for cost method investments. Refer to Note 10 of these Consolidated Financial Statements for a more detailed discussion of cost method investments.

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

Concentration of credit risk

The Company’s investment securities are diversified across multiple issuers within its investment portfolio (investment securities plus cash and cash equivalents). In addition to investment securities, the Company maintains other financial instruments with various financial institutions. The Company has no single issuer representing more than 18% of the total carrying value of the investment portfolio and limits its derivative financial instruments credit risk by maintaining contracts with counterparties rating “A” or higher. The Company periodically reviews the credit standings of these institutions.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy:

	Fair Value Measurement Using
As of September 30, 2010 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$344.9	$344.9
Other available-for-sale securities:
Corporate bonds	—	50.4	—	50.4
Time deposits	—	30.0	—	30.0
Discounted commercial paper	—	20.0	—	20.0
Preferred stock	0.1	—	—	0.1

Total other available-for-sale securities	0.1	100.4	344.9	445.4

Other long-term assets:
Available-for-sale securities	—	0.6	—	0.6
Foreign currency derivative contracts	—	6.1	—	6.1

Total other long-term assets	—	6.7	—	6.7

Total assets at fair value	$0.1	$107.1	$344.9	$452.1

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$4.4	$—	$4.4
Other long-term liabilities:
Interest rate swap contracts	—	406.4	—	406.4
Foreign currency derivative contracts	—	17.6	—	17.6

Total liabilities at fair value	$—	$428.4	$—	$428.4

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

        Due to the lack of observable market activity for the SLARS held by the Company, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighed discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rate, as well as underlying collateral, ratings, and guarantees or insurance. The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy. A 100 basis point change in liquidity risk premium, as well as other factors including default probability and default recovery rate assumptions, would impact the value of the SLARS by approximately $14 million. For additional information regarding the sale and settlements of SLARS during the third quarter 2010, refer to Note 10 of these Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance January 1, 2010	$449.7
Total gains or losses (realized or unrealized):
Included in other comprehensive income	20.4
Included in product sales and other	(3.6)
Sales	(29.7)
Settlements	(91.9)
Transfers in (out) of Level 3	—

Ending balance September 30, 2010	$344.9

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

Note 13: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 9 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s 9.875% senior notes, 10.55% senior PIK notes and 11.25% senior subordinated notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). None of the other subsidiaries of FDC, either direct or indirect, guarantee the notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured revolving credit facility, senior secured term loan facility and the 8.875% senior secured notes which rank senior in right of payment to all existing and future

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

unsecured indebtedness of FDC’s guarantor subsidiaries. The 9.875% senior note, 10.55% senior PIK note and 11.25% senior subordinated note guarantees are unsecured and rank senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 9.875% senior note, 10.55% senior PIK note and 11.25% senior subordinated note guarantees rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries.

The following tables present the results of operations, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the three and nine months ended September 30, 2010 and 2009, and as of September 30, 2010 and December 31, 2009 to arrive at the information for FDC on a consolidated basis.

(in millions)	Three months ended September 30, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,016.6	$590.2	$(37.6)	$1,569.2
Product sales and other	—	136.9	82.2	(13.8)	205.3
Reimbursable debit network fees, postage and other	—	586.4	289.5	(17.3)	858.6

	—	1,739.9	961.9	(68.7)	2,633.1

Expenses:
Cost of services (exclusive of items shown below)	—	502.4	278.2	(37.6)	743.0
Cost of products sold	—	64.4	48.1	(13.8)	98.7
Selling, general and administrative	65.4	225.7	114.0	—	405.1
Reimbursable debit network fees, postage and other	—	586.4	289.5	(17.3)	858.6
Depreciation and amortization	1.7	235.4	117.6	—	354.7
Other operating expenses:
Restructuring, net	2.6	24.8	4.9	—	32.3

	69.7	1,639.1	852.3	(68.7)	2,492.4

Operating (loss) profit	(69.7)	100.8	109.6	—	140.7

Interest income	0.4	0.6	1.1	—	2.1
Interest expense	(450.3)	(1.6)	(3.9)	—	(455.8)
Interest income (expense) from intercompany notes	28.5	(37.2)	8.7	—	—
Other income (expense)	(95.7)	(13.6)	57.0	—	(52.3)
Equity earnings from consolidated subsidiaries	61.6	35.0	—	(96.6)	—

	(455.5)	(16.8)	62.9	(96.6)	(506.0)

(Loss) income before income taxes and equity earnings in affiliates	(525.2)	84.0	172.5	(96.6)	(365.3)
Income tax (benefit) expense	(93.9)	53.0	93.2	—	52.3
Equity earnings in affiliates	—	30.4	0.8	—	31.2

Net (loss) income	(431.3)	61.4	80.1	(96.6)	(386.4)
Less: Net income attributable to noncontrolling interests	—	—	11.6	33.3	44.9

Net (loss) income attributable to First Data Corporation	$(431.3)	$61.4	$68.5	$(129.9)	$(431.3)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine months ended September 30, 2010
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,964.3	$1,717.9	$(107.5)	$4,574.7
Product sales and other	—	396.4	250.1	(38.9)	607.6
Reimbursable debit network fees, postage and other	—	1,698.4	821.6	(52.4)	2,467.6

	—	5,059.1	2,789.6	(198.8)	7,649.9

Expenses:
Cost of services (exclusive of items shown below)	—	1,427.1	931.7	(107.5)	2,251.3
Cost of products sold	—	189.6	123.0	(38.9)	273.7
Selling, general and administrative	192.8	654.5	332.4	—	1,179.7
Reimbursable debit network fees, postage and other	—	1,698.4	821.6	(52.4)	2,467.6
Depreciation and amortization	5.7	699.1	348.6	—	1,053.4
Other operating expenses:
Restructuring, net	12.5	42.9	13.3	—	68.7
Litigation and regulatory settlements	—	(2.0)	—	—	(2.0)

	211.0	4,709.6	2,570.6	(198.8)	7,292.4

Operating (loss) profit	(211.0)	349.5	219.0	—	357.5

Interest income	0.9	0.8	3.8	—	5.5
Interest expense	(1,338.7)	(5.2)	(11.7)	—	(1,355.6)
Interest income (expense) from intercompany notes	82.0	(107.1)	25.1	—	—
Other income (expense)	(3.9)	30.3	(19.7)	(26.0)	(19.3)
Equity earnings from consolidated subsidiaries	208.7	106.1	—	(314.8)	—

	(1,051.0)	24.9	(2.5)	(340.8)	(1,369.4)

(Loss) income before income taxes and equity earnings in affiliates	(1,262.0)	374.4	216.5	(340.8)	(1,011.9)
Income tax (benefit) expense	(419.4)	101.4	109.8	—	(208.2)
Equity earnings in affiliates	—	87.4	1.2	(1.9)	86.7

Net (loss) income	(842.6)	360.4	107.9	(342.7)	(717.0)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.2)	34.9	90.9	125.6

Net (loss) income attributable to First Data Corporation	$(842.6)	$360.6	$73.0	$(433.6)	$(842.6)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended September 30, 2009
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$986.1	$582.2	$(28.5)	$1,539.8
Product sales and other	—	121.1	73.6	(10.8)	183.9
Reimbursable debit network fees, postage and other	—	508.2	227.9	(16.6)	719.5

	—	1,615.4	883.7	(55.9)	2,443.2

Expenses:
Cost of services (exclusive of items shown below)	—	509.8	275.8	(28.5)	757.1
Cost of products sold	—	61.7	30.0	(10.8)	80.9
Selling, general and administrative	52.1	212.3	113.1	—	377.5
Reimbursable debit network fees, postage and other	—	508.2	227.9	(16.6)	719.5
Depreciation and amortization	1.4	249.5	123.9	—	374.8
Other operating expenses:
Restructuring, net	—	7.2	3.7	—	10.9
Impairments	—	—	7.7	—	7.7

	53.5	1,548.7	782.1	(55.9)	2,328.4

Operating (loss) profit	(53.5)	66.7	101.6	—	114.8

Interest income	0.4	0.1	2.7	—	3.2
Interest expense	(440.9)	(1.7)	(4.9)	—	(447.5)
Interest (expense) income from intercompany notes	(32.8)	23.0	9.8	—	—
Other income (expense)	(98.6)	(0.8)	14.9	—	(84.5)
Equity earnings from consolidated subsidiaries	135.8	13.5	—	(149.3)	—

	(436.1)	34.1	22.5	(149.3)	(528.8)

(Loss) income before income taxes and equity earnings in affiliates	(489.6)	100.8	124.1	(149.3)	(414.0)
Income tax (benefit) expense	(199.0)	56.6	9.9	—	(132.5)
Equity earnings in affiliates	—	27.5	0.6	(1.3)	26.8

Net (loss) income	(290.6)	71.7	114.8	(150.6)	(254.7)
Less: Net income attributable to noncontrolling interests	—	—	3.0	32.9	35.9

Net (loss) income attributable to First Data Corporation	$(290.6)	$71.7	$111.8	$(183.5)	$(290.6)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine months ended September 30, 2009
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$3,092.5	$1,156.3	$(30.7)	$4,218.1
Product sales and other	—	380.2	205.8	(17.1)	568.9
Reimbursable debit network fees, postage and other	—	1,705.5	252.1	(16.6)	1,941.0

	—	5,178.2	1,614.2	(64.4)	6,728.0

Expenses:
Cost of services (exclusive of items shown below)	—	1,574.2	601.0	(30.7)	2,144.5
Cost of products sold	—	171.3	70.4	(17.1)	224.6
Selling, general and administrative	158.6	605.0	271.6	—	1,035.2
Reimbursable debit network fees, postage and other	—	1,705.5	252.1	(16.6)	1,941.0
Depreciation and amortization	4.0	814.1	251.8	—	1,069.9
Other operating expenses:
Restructuring, net	0.9	32.9	10.6	—	44.4
Impairments	—	—	7.7	—	7.7
Litigation and regulatory settlements	(2.7)	—	—	—	(2.7)

	160.8	4,903.0	1,465.2	(64.4)	6,464.6

Operating (loss) profit	(160.8)	275.2	149.0	—	263.4

Interest income	3.2	0.4	6.0	—	9.6
Interest expense	(1,326.0)	(5.8)	(13.5)	—	(1,345.3)
Interest (expense) income from intercompany notes	(102.0)	73.6	28.4	—	—
Other income (expense)	(90.8)	2.2	23.8	—	(64.8)
Equity earnings (loss) from consolidated subsidiaries	355.8	(6.9)	—	(348.9)	—

	(1,159.8)	63.5	44.7	(348.9)	(1,400.5)

(Loss) income before income taxes and equity earnings in affiliates	(1,320.6)	338.7	193.7	(348.9)	(1,137.1)
Income tax (benefit) expense	(602.8)	169.0	43.7	—	(390.1)
Equity earnings (loss) in affiliates	—	72.6	(0.5)	(1.3)	70.8

Net (loss) income	(717.8)	242.3	149.5	(350.2)	(676.2)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.1)	8.8	32.9	41.6

Net (loss) income attributable to First Data Corporation	$(717.8)	$242.4	$140.7	$(383.1)	$(717.8)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	September 30, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25.3	$26.2	$390.5	—	$442.0
Accounts receivable, net of allowance for doubtful accounts	3.3	1,052.1	1,032.7	—	2,088.1
Settlement assets (a)	—	3,141.2	2,994.0	—	6,135.2
Other current assets	89.2	261.7	76.4	—	427.3

Total current assets	117.8	4,481.2	4,493.6	—	9,092.6

Property and equipment, net of accumulated depreciation	30.5	654.5	281.0	—	966.0
Goodwill	—	9,571.1	7,846.0	—	17,417.1
Customer relationships, net of accumulated amortization	—	3,046.3	2,374.9	—	5,421.2
Other intangibles, net of accumulated amortization	606.6	722.8	665.1	—	1,994.5
Investment in affiliates	—	1,185.9	38.4	—	1,224.3
Long-term settlement assets (a)	—	—	355.6	—	355.6
Other long-term assets	500.5	263.0	29.2	—	792.7
Investment in consolidated subsidiaries	26,200.1	5,361.5	—	$(31,561.6)	—

Total assets	$27,455.5	$25,286.3	$16,083.8	$(31,561.6)	$37,264.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	—	$103.5	$92.8	—	$196.3
Short-term and current portion of long-term borrowings	$20.3	42.5	125.5	—	188.3
Settlement obligations (a)	—	3,141.2	3,377.3	—	6,518.5
Other current liabilities	125.8	622.2	406.5	—	1,154.5

Total current liabilities	146.1	3,909.4	4,002.1	—	8,057.6

Long-term borrowings	22,476.9	32.0	35.0	—	22,543.9
Long-term deferred tax (assets) liabilities	(948.7)	1,993.9	169.9	—	1,215.1
Intercompany payable (receivable)	5,205.8	(4,374.6)	(831.2)	—	—
Intercompany notes	(1,200.4)	1,564.2	(363.8)	—	—
Other long-term liabilities	1,050.4	147.0	16.9	—	1,214.3

Total liabilities	26,730.1	3,271.9	3,028.9	—	33,030.9

Redeemable equity interests	—	—	27.8	$(27.8)	—
Redeemable noncontrolling interests	—	—	—	27.8	27.8
First Data Corporation stockholder’s equity	725.4	22,014.6	5,990.9	(28,005.5)	725.4
Noncontrolling interests	—	(0.2)	52.1	3,428.0	3,479.9
Equity of consolidated alliance	—	—	6,984.1	(6,984.1)	—

Total equity	725.4	22,014.4	13,027.1	(31,561.6)	4,205.3

Total liabilities and equity	$27,455.5	$25,286.3	$16,083.8	$(31,561.6)	$37,264.0

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	December 31, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$104.6	$25.4	$607.0	—	$737.0
Accounts receivable, net of allowance for doubtful accounts	17.1	1,106.3	1,332.1	—	2,455.5
Settlement assets (a)	—	3,523.3	3,347.0	—	6,870.3
Other current assets	69.3	243.3	86.2	—	398.8

Total current assets	191.0	4,898.3	5,372.3	—	10,461.6

Property and equipment, net of accumulated depreciation	29.9	677.9	343.6	—	1,051.4
Goodwill	—	9,570.0	7,905.8	—	17,475.8
Customer relationships, net of accumulated amortization	—	3,398.4	2,610.4	—	6,008.8
Other intangibles, net of accumulated amortization	607.0	820.9	693.2	—	2,121.1
Investment in affiliates	—	1,391.7	35.0	$(135.4)	1,291.3
Long-term settlement assets (a)	—	—	480.7	—	480.7
Other long-term assets	563.9	226.5	54.3	—	844.7
Investment in consolidated subsidiaries	26,401.5	5,370.0	—	(31,771.5)	—

Total assets	$27,793.3	$26,353.7	$17,495.3	$(31,906.9)	$39,735.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$0.2	$95.4	$105.1	—	$200.7
Short-term and current portion of long-term borrowings	142.2	36.9	125.8	—	304.9
Settlement obligations (a)	—	3,523.3	3,871.4	—	7,394.7
Other current liabilities	384.8	691.0	479.1	—	1,554.9

Total current liabilities	527.2	4,346.6	4,581.4	—	9,455.2

Long-term borrowings	22,152.8	47.3	104.8	—	22,304.9
Long-term deferred tax (assets) liabilities	(764.3)	2,101.7	9.0	—	1,346.4
Intercompany payable (receivable)	4,203.4	(3,550.8)	(652.6)	—	—
Intercompany notes	(1,044.2)	1,405.0	(360.8)	—	—
Other long-term liabilities	1,133.1	146.3	22.5	—	1,301.9

Total liabilities	26,208.0	4,496.1	3,704.3	—	34,408.4

Redeemable equity interests	—	—	362.3	$(362.3)	—
Redeemable noncontrolling interests	—	—	—	226.9	226.9
First Data Corporation stockholder’s equity	1,585.3	21,857.6	6,315.3	(28,172.9)	1,585.3
Noncontrolling interests	—	—	46.4	3,468.4	3,514.8
Equity of consolidated alliance	—	—	7,067.0	(7,067.0)	—

Total equity	1,585.3	21,857.6	13,428.7	(31,771.5)	5,100.1

Total liabilities and equity	$27,793.3	$26,353.7	$17,495.3	$(31,906.9)	$39,735.4

(a)	The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Nine months ended September 30, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(842.6)	$360.4	$107.9	$(342.7)	$(717.0)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	5.7	773.1	357.7	—	1,136.5
Charges related to other operating expenses and other income (expense)	16.4	10.6	33.0	26.0	86.0
Other non-cash and non-operating items, net	79.6	(156.7)	2.4	316.6	241.9
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(574.0)	107.2	249.8	(2.9)	(219.9)

Net cash (used in) provided by operating activities	(1,314.9)	1,094.6	750.8	(3.0)	527.5

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(1.1)	(0.1)	—	(1.2)
Payments related to other businesses previously acquired	—	—	(1.4)	—	(1.4)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	21.2	—	21.2
Additions to property and equipment	(3.5)	(85.0)	(69.0)	—	(157.5)
Proceeds from sale of property and equipment	—	0.9	0.9	—	1.8
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.1)	(95.2)	(25.5)	—	(121.8)
Distributions and dividends from subsidiaries	73.2	136.4	—	(209.6)	—
Other investing activities	3.2	135.0	14.9	(134.5)	18.6

Net cash provided by (used in) investing activities	71.8	91.0	(59.0)	(344.1)	(240.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	20.0	—	3.4	—	23.4
Debt modification and related financing costs	(24.1)	—	—	—	(24.1)
Principal payments on long-term debt	(143.7)	(44.5)	(16.4)	—	(204.6)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(19.9)	(135.6)	(155.5)
Distributions paid to redeemable equity holders	—	—	(7.5)	7.5	—
Distributions paid to equity holders	—	—	(267.5)	267.5	—
Purchase of noncontrolling interest	—	—	—	(213.3)	(213.3)
Redemption of Parent’s redeemable common stock	(1.0)	—	—	—	(1.0)
Redemption of redeemable equity of consolidated alliance	—	—	(347.8)	347.8	—
Cash dividends	(14.9)	—	(73.2)	73.2	(14.9)
Intercompany	1,327.5	(1,142.1)	(185.4)	—	—

Net cash provided by (used in) financing activities	1,163.8	(1,186.6)	(914.3)	347.1	(590.0)

Effect of exchange rate changes on cash and cash equivalents	—	1.8	6.0	—	7.8

Change in cash and cash equivalents	(79.3)	0.8	(216.5)	—	(295.0)

Cash and cash equivalents at beginning of period	104.6	25.4	607.0	—	737.0

Cash and cash equivalents at end of period	$25.3	$26.2	$390.5	$—	$442.0

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Nine months ended September 30, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(717.8)	$242.3	$149.5	$(350.2)	$(676.2)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	4.0	879.3	258.9	—	1,142.2
Charges (gains) related to other operating expenses and other income (expense)	88.5	30.7	(5.5)	—	113.7
Other non-cash and non-operating items, net	(89.1)	(35.0)	(1.1)	350.2	225.0
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(794.1)	600.5	(45.7)	—	(239.3)

Net cash (used in) provided by operating activities	(1,508.5)	1,717.8	356.1	—	565.4

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(139.4)	(4.2)	128.7	(14.9)
Payments related to other businesses previously acquired	—	(14.6)	(0.1)	—	(14.7)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	6.9	—	6.9
Additions to property and equipment	(5.2)	(54.5)	(77.9)	—	(137.6)
Proceeds from sale of property and equipment	—	1.3	22.3	—	23.6
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.6)	(94.3)	(29.3)	—	(125.2)
Other investing activities	(3.4)	(27.3)	(15.3)	—	(46.0)

Net cash used in investing activities	(10.2)	(328.8)	(97.6)	128.7	(307.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	114.7	—	(194.3)	—	(79.6)
Principal payments on long-term debt	(132.0)	(32.4)	(20.3)	—	(184.7)
Contributions from noncontrolling interests	—	—	—	193.0	193.0
Proceeds from issuance of common stock	—	—	321.7	(321.7)	—
Distributions and dividends paid to noncontrolling interests	—	—	(7.2)	—	(7.2)
Intercompany	1,544.2	(1,376.5)	(167.7)	—	—

Net cash provided by (used in) financing activities	1,526.9	(1,408.9)	(67.8)	(128.7)	(78.5)

Effect of exchange rate changes on cash and cash equivalents	—	(0.9)	5.8	—	4.9

Change in cash and cash equivalents	8.2	(20.8)	196.5	—	183.9

Cash and cash equivalents at beginning of period	10.5	38.9	356.9	—	406.3

Cash and cash equivalents at end of period	$18.7	$18.1	$553.4	$—	$590.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In comparing the nine months ended September 30, 2010 to the same period in 2009 in the “Consolidated Results” and “Segment Results” sections below, the impact of the BAMS alliance will be quantified for the first six months of 2010 based on the contribution made by Bank of America N.A.

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

Presentation

Beginning January 1, 2010, the Integrated Payments Systems (“IPS”) operating segment is being reported within All Other and Corporate. Results for 2009 have been adjusted to reflect the change. Results for 2009 also have been adjusted to reflect the impact of purchase accounting adjustments resulting from the December 2009 final valuation of intangible assets associated with the BAMS alliance. Other amounts in 2009 have been adjusted to conform to current year presentation.

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

Consolidated Results

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2010	2009	%	2010	2009	%
Revenues:
Transaction and processing service fees	$1,569.2	$1,539.8	2%	$4,574.7	$4,218.1	8%
Product sales and other	205.3	183.9	12%	607.6	568.9	7%
Reimbursable debit network fees, postage and other	858.6	719.5	19%	2,467.6	1,941.0	27%

	2,633.1	2,443.2	8%	7,649.9	6,728.0	14%

Expenses:
Cost of services (exclusive of items shown below)	743.0	757.1	(2)%	2,251.3	2,144.5	5%
Cost of products sold	98.7	80.9	22%	273.7	224.6	22%
Selling, general and administrative	405.1	377.5	7%	1,179.7	1,035.2	14%
Reimbursable debit network fees, postage and other	858.6	719.5	19%	2,467.6	1,941.0	27%
Depreciation and amortization	354.7	374.8	(5)%	1,053.4	1,069.9	(2)%
Other operating expenses, net	32.3	18.6	NM	66.7	49.4	NM

	2,492.4	2,328.4	7%	7,292.4	6,464.6	13%

Interest income	2.1	3.2	(34)%	5.5	9.6	(43)%
Interest expense	(455.8)	(447.5)	2%	(1,355.6)	(1,345.3)	1%
Other income (expense) (a)	(52.3)	(84.5)	NM	(19.3)	(64.8)	NM
Income tax expense (benefit)	52.3	(132.5)	NM	(208.2)	(390.1)	(47)%
Equity earnings in affiliates	31.2	26.8	16%	86.7	70.8	22%

Net loss	(386.4)	(254.7)	52%	(717.0)	(676.2)	6%
Less: Net income attributable to noncontrolling interests	44.9	35.9	NM	125.6	41.6	NM

Net loss attributable to First Data Corporation	$(431.3)	$(290.6)	48%	$(842.6)	$(717.8)	17%

NM – Not Meaningful

(a)	Other income (expense) includes investment gains and losses, derivative financial instruments gains and losses, divestitures, net, non-operating foreign currency exchange gains and losses and other.

The following provides highlights of revenue and expense growth while a more detailed discussion is included in the “Segment Results” section below:

Operating revenues overview

Transaction and processing service fees – Revenue increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to growth from existing clients and a card association fee increase that only benefits the third quarter of 2010. Partially offsetting these increases were decreases due to foreign currency exchange rate movements, price compression and lost business. The increase in revenue for the nine months ended September 30, 2010 compared to the same period in 2009 was mostly due to the incremental impact of the BAMS alliance which benefited the transaction and processing service fees growth rate by 6 percentage points. Foreign currency exchange rate movements negatively impacted the transaction and processing service fees growth rate for the three-month period by approximately 1 percentage point and benefited the growth rate for the nine-month period by approximately 1 percentage point.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Product sales and other – Revenue increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 resulting from an increase in volumes due in part to increased terminal demand as a result of new regulations and increased investment income in All Other and Corporate driven by decreased commission payments related to the retail money order business as a result of its transfer to The Western Union Company in October 2009. The nine-month period also benefited compared to the prior year from the incremental impact of the BAMS alliance as well as increased professional services and software related revenue.

Partially offsetting these increases in the three-month period compared to the same period in 2009 were decreases due to the divestiture of an international business in August 2009 and foreign currency exchange rate movements. Foreign currency exchange rate movements negatively impacted the product sales and other growth rate for the three months ended September 30, 2010 compared to the same period in 2009 by 2 percentage points. The nine-month period was adversely impacted by contract termination fees recognized in the second quarter of 2009 related to the termination of services by a customer in the Financial Services segment as well as lower royalty income and the divestiture of an international business. The contract termination fees received in 2009 negatively impacted the product sales and other revenue growth rate by 5 percentage points for the nine months ended September 30, 2010 compared to the same period in 2009.

Reimbursable debit network fees, postage and other – Revenue and expense increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to an increase in debit network fees as a result of growth of personal identification number (“PIN”)-debit transaction volumes as well as rate increases imposed by the debit networks. Also contributing to the increase in revenue and expense for the nine months ended September 30, 2010 compared to the same period in 2009 is the incremental impact of the BAMS alliance which benefited the reimbursable debit network fees, postage and other growth rate by 13 points for the nine-month period. Partially offsetting these increases was a decrease in postage due to a decrease in print and plastic volumes as a result of the termination of services discussed above. The termination of services impacted the reimbursable debit network fees, postage and other revenue growth rates by 2 and 3 percentage points for the three and nine months ended September 30, 2010 compared to the same periods in 2009, respectively.

Operating expenses overview

Cost of services – The decrease in cost of services expense for the three months ended September 30, 2010 compared to the same period in 2009 was associated with general cost containment initiatives including employee related expenses which offset an increase in incentive compensation expense.

The increase in expenses for the nine months ended September 30, 2010 compared to the same period in 2009 was due most significantly to the incremental third-party processing fees related to the BAMS alliance and higher incentive compensation expense. The increase in incentive compensation expense for the nine months ended September 30, 2010 compared to the same period in 2009 impacted the cost of services growth rates by 2 percentage points. Foreign currency exchange rate movements also increased expenses for the nine-month period. Partially offsetting the increases for the nine months ended September 30, 2010 compared to the same period in 2009 was a decrease in employee related expenses as a result of reduced headcount.

Cost of products sold – Expenses increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to an increase in terminal sales partly due to new regulations as well as a write-off of international leasing receivables incorrectly recognized in prior years and the write-off of international terminal inventory.

Selling, general and administrative – The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2010 compared to the same periods in 2009 was due to higher incentive compensation expense and an increase in payments made to independent sales organizations (“ISO’s”) due to the Company increasing the number of ISO’s and growth in ISO transaction volumes. The increase in payments made to ISO’s impacted the selling, general and administrative expenses growth rates by 5 percentage points and 6 percentage points, respectively, for the three and nine months ended September 30, 2010 compared to the same periods in 2009. Higher incentive compensation expenses impacted the selling, general and administrative expenses growth rates by 4 percentage points for both the three and nine-month periods compared to the same periods in 2009. The nine-month period was also impacted by higher employee related expenses (part of which resulted from employees assumed as part of the BAMS alliance transaction) which impacted the growth rate for the nine-month period compared to the prior year by 4 percentage points.

Depreciation and amortization – Expense decreased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to amortization of certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in prior periods. Also contributing to the decrease for the nine months ended September 30, 2010 compared to the same period in 2009 is accelerated amortization recorded in the second quarter of 2009 related to intangible assets associated with the termination of services noted above. These decreases are partially offset by increases due to newly capitalized assets and assets associated with the BAMS alliance.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Other operating expenses, net

Restructuring charges and reversal of restructuring accruals

The Company recorded restructuring charges comprised of severance totaling $33.4 million and $76.8 million for the three and nine months ended September 30, 2010, respectively. The Company also recorded charges related to facility closures totaling $0.5 million for the nine months ended September 30, 2010.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows (in millions):

		Pretax Benefit (Charge)
Three months ended September 30, 2010	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	360	$(12.2)	$(3.7)	$(8.9)	$(8.6)	$(33.4)
Restructuring accrual reversal		0.4	0.1	0.3	0.3	1.1

Total pretax charge, net of reversals		$(11.8)	$(3.6)	$(8.6)	$(8.3)	$(32.3)

Nine months ended September 30, 2010	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	1,080	$(18.9)	$(10.8)	$(21.6)	$(26.0)	$(77.3)
Restructuring accrual reversal		0.7	0.8	4.5	2.6	8.6

Total pretax charge, net of reversals		$(18.2)	$(10.0)	$(17.1)	$(23.4)	$(68.7)

The first quarter 2010 restructurings resulted from the Company aligning the business with strategic objectives as well as domestic site consolidations. The second and third quarter 2010 restructurings resulted from actions similar to the first quarter as well as the termination of certain management positions across the organization including the reorganization of executive officers. Similar initiatives are expected to occur in future periods resulting in additional restructuring charges. Partially offsetting the charges were reversals of excess 2008 and 2009 restructuring accruals as well as reversals resulting from the refinement of 2010 estimates. The Company estimates cost savings resulting from the 2010 restructuring activities that have already occurred will be approximately $41 million in 2010 and approximately $97 million on an annual basis.

The Company recorded restructuring charges comprised of severance totaling $11.3 million and $51.5 million for the three and nine months ended September 30, 2009, respectively. The Company also recorded charges related to facility closures totaling $0.4 million during the first quarter of 2009.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows (in millions):

		Pretax Benefit (Charge)
Three months ended September 30, 2009	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	190	$(2.5)	$(1.4)	$(5.2)	$(2.2)	$(11.3)
Restructuring accrual reversal		0.1	—	0.2	0.1	0.4

Total pretax charge, net of reversals		$(2.4)	$(1.4)	$(5.0)	$(2.1)	$(10.9)

Nine months ended September 30, 2009	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	950	$(12.3)	$(9.9)	$(20.9)	$(8.8)	$(51.9)
Restructuring accrual reversal		3.9	1.7	1.7	0.2	7.5

Total pretax charge, net of reversals		$(8.4)	$(8.2)	$(19.2)	$(8.6)	$(44.4)

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The restructurings in the first quarter of 2009 resulted from the elimination of a select number of management and other positions as part of the Company’s cost saving initiatives. The second and third quarter 2009 restructurings resulted from similar actions as in the first quarter in the International segment and domestic restructurings resulted from site consolidations and the elimination of certain information technology positions. The Company incurred additional charges throughout 2009 and in 2010 related to these initiatives. Partially offsetting the charges were reversals of 2009 and 2008 restructuring accruals related to the Company’s change in strategy related to global labor sourcing initiatives as well as reversals resulting from the refinement of previously recorded estimates.

Interest expense

Interest expense for the three and nine months ended September 30, 2010 increased compared to the same periods in 2009 due mostly to higher average debt balances. The mark-to-market adjustments for interest rate swaps that do not qualify for hedge accounting as well as interest rate swap ineffectiveness are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations and totaled charges of $19.3 million and $65.6 million for the three and nine months ended September 30, 2010 and charges of $43.3 million and $49.0 million for the three and nine months ended September 30, 2009, respectively.

Other income (expense)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Investment gains	$0.5	$1.6	$2.3	$0.9
Derivative financial instruments losses	(31.3)	(47.8)	(58.1)	(54.7)
Divestitures, net	(1.3)	(19.6)	18.7	(20.5)
Non-operating foreign currency (losses) and gains	(20.2)	(18.7)	17.8	4.0
Other	—	—	—	5.5

Other income (expense)	$(52.3)	$(84.5)	$(19.3)	$(64.8)

Derivative financial instruments losses – The net losses for the periods presented represent the mark-to-market adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges. The periods presented were impacted most significantly by interest rate swaps.

Divestitures, net –The net gain for the nine months ended September 30, 2010 resulted most significantly from a contingent payment received in connection with the Company’s November 2009 sale of a merchant acquiring business in Canada. The net loss for the three and nine months ended September 30, 2009 resulted from the sale of the Company’s Austrian business in August 2009.

Non-operating foreign currency (losses) gains – The net gains and losses relate to the mark-to-market of the Company’s intercompany loans and its euro-denominated debt.

Other – The benefit in 2009 resulted from the reversal of an accrual established in purchase accounting in 2007.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Income taxes

The Company’s effective tax rates on pretax loss from continuing operations were (15.6%), tax expense, and 22.5%, tax benefit, for the three and nine months ended September 30, 2010, respectively, and 34.2% and 36.6%, tax benefits, for the same periods in 2009. The effective tax rate for the three months ended September 30, 2010 was lower than the federal statutory rate primarily due to an increase in the Company’s valuation allowance against foreign tax credits (discussed below), an increase in the Company’s liability for unrecognized tax benefits and a net tax expense associated with the income tax return-to-provision true-ups for 2009, partially offset by net income attributable to noncontrolling interests for which there was no tax expense provided. The effective tax rate for the nine months ended September 30, 2010 was lower than the federal statutory rate primarily due to an increase in the Company’s valuation allowance against foreign tax credits, a net detriment relating to tax effects of foreign exchange gains and losses on intercompany notes and a detriment relating to a tax law change in Greece, partially offset by net income attributable to noncontrolling interests for which there was no tax expense provided, a decrease in the Company’s liability for unrecognized tax benefits and state tax benefits. The most significant driver to the decrease in the effective rates in 2010 compared to 2009 is the increase in the valuation allowance against foreign tax credits.

The effective tax rate for the three months ended September 30, 2009 was lower than the federal statutory rate primarily due to the tax impacts of the divestiture of the debit and credit card issuing and acquiring processing business in Austria, partially offset by state tax benefits and net income attributable to noncontrolling interests for pass through entities for which there was no tax expense provided. The effective tax rate for the nine months ended September 30, 2009 was higher than the federal statutory rate primarily due to state tax benefits, foreign income taxed at lower effective rates and net income attributable to noncontrolling interests for pass through entities for which there was no tax expense provided, partially offset by the tax impacts of the Austrian divestiture.

On August 10, 2010, H.R. 1586 was signed into law. This legislation included a tax change that adversely affects the Company’s ability to utilize foreign tax credits recorded on the Company’s balance sheet. As a result, the Company recorded a valuation allowance against foreign tax credits of approximately $178 million during the quarter ended September 30, 2010. This valuation allowance will increase over time as foreign taxes are accrued, and will have a continuing adverse impact on the Company’s effective tax rate in the future. The tax law change also will have an adverse impact on the Company’s cash flow in future periods, when and as the Company would be in a position to utilize foreign tax credits. The Company is currently analyzing whether any feasible strategies are available to mitigate some of the adverse impacts of the legislation. If any such strategies are identified in future periods, the valuation allowance against foreign tax credits would be decreased at that time, and a corresponding tax benefit recorded, to the extent of the actual or planned mitigation.

The balance of the Company’s liability for unrecognized tax benefits, net of the federal benefit on state income taxes, was approximately $543 million as of September 30, 2010, including accrued interest, penalties, and approximately $130 million of income tax liabilities for which The Western Union Company is required to indemnify the Company. During the nine months ended September 30, 2010, the Company’s liability for unrecognized tax benefits was reduced by approximately $55 million (including approximately $17 million of accrued interest) upon closure of the 2002 federal tax year and after negotiating settlements with the IRS regarding specific contested issues in the 2003 and 2004 federal tax years. As of September 30, 2010, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may change within the next twelve months; however, the Company does not expect the change to significantly increase or decrease the total amounts of unrecognized tax benefits.

Equity earnings in affiliates

Equity earnings in affiliates increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to volume growth associated with merchant alliances.

Net income attributable to noncontrolling interests

Most of the net income attributable to noncontrolling interests relates to the Company’s consolidated merchant alliances. The increase for the nine months ended September 30, 2010 compared to the same period in 2009 is mostly due to the formation of the BAMS alliance in June 2009.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Retail and Alliance Services Segment Results

	Three months ended September 30,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$752.1	$707.6	6%
Product sales and other	99.0	89.1	11%

Segment revenue	$851.1	$796.7	7%

Segment EBITDA	$355.6	$304.4	17%
Segment Margin	42%	38%	4pts
Key indicators:
Domestic merchant transactions (a)	8,855.9	8,135.9	9%

	Nine months ended September 30,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$2,153.9	$1,989.0	8%
Product sales and other	288.1	254.3	13%

Segment revenue	$2,442.0	$2,243.3	9%

Segment EBITDA	$949.8	$895.2	6%
Segment Margin	39%	40%	(1	)pt
Key indicators:
Domestic merchant transactions (a)	25,494.6	19,883.8	28%

(a)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the point-of-service (“POS”). Domestic merchant transactions for 2009 include all of the transactions related to merchants contributed by Bank of America N.A. to the BAMS alliance which was formed on June 26, 2009.

Transaction and processing service fees revenue

Components of transaction and processing service fees revenue

	Three months ended September 30,		Change
(in millions)	2010	2009	%
Acquiring revenue	$569.9	$540.9	5%
Check processing revenue	93.2	89.8	4%
Prepaid revenue	58.6	52.8	11%
Processing fees and other revenue from alliance partners	30.4	24.1	26%

Total transaction and processing service fees revenue	$752.1	$707.6	6%

	Nine months ended September 30,		Change
(in millions)	2010	2009	%
Acquiring revenue	$1,602.6	$1,541.7	4%
Check processing revenue	278.9	258.7	8%
Prepaid revenue	184.7	143.4	29%
Processing fees and other revenue from alliance partners	87.7	45.2	94%

Total transaction and processing service fees revenue	$2,153.9	$1,989.0	8%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Acquiring revenue

Acquiring revenue increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to increases in merchant transaction volumes, new sales and a card association fee increase which will only benefit the third quarter of 2010. The card association fee increase benefited the acquiring revenue growth rates for the three and nine-month periods by 4 and 1 percentage points, respectively. Partially offsetting these increases was merchant attrition and price compression. Changes in consumer spending patterns and new national business resulted in a decrease to the average ticket size of signature based transactions but a slightly higher transaction mix towards such transactions in 2010 compared to 2009. Price compression remains within the Company’s historical three and five percent range.

Transactions for the nine-month periods are not comparable year over year due to the item noted in (a) above. Transaction growth for the three-month period outpaced acquiring revenue growth. This resulted from a greater proportion of growth being driven by national merchants and merchants affiliated with ISO’s rather than the more profitable regional merchants which caused lower revenue per transaction. Credit and signature based debit transaction growth outpaced PIN-debit transaction growth for the three-month period.

Check processing revenue

Check processing revenue increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 due most significantly to new business over the last year (mostly national merchants). Partially offsetting the increase were lower overall check volumes from existing customers and merchant attrition, primarily regional merchants.

Prepaid revenue

Prepaid revenue increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 most significantly due to higher transaction volumes within the payroll distribution program as well as an increase in card shipments to existing clients partially offset by a decrease resulting from timing of holiday card shipments.

Processing fees and other revenue from alliance partners

The increase in processing fees and other revenue from alliance partners in the three and nine months ended September 30, 2010 compared to the same periods in 2009 resulted from increased transactions and rate increases. The nine-month period benefited most significantly from the processing fees related to the BAMS alliance.

Product sales and other revenue

For the three and nine months ended September 30, 2010, product sales and other revenue increased compared to the same periods in 2009 mainly resulting from increased volumes due in part to increased terminal demand as a result of new regulations.

Segment EBITDA

The impact of the revenue items noted above contributed to the increase in the Retail and Alliance Services segment EBITDA for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The card association fee increase noted above benefited the segment EBITDA growth rates for the three and nine-month periods compared to the same periods in 2009 by 8 and 3 percentage points, respectively. Also contributing to the increase were decreased credit losses due to a lower level of merchant delinquencies. Partially offsetting the increases were decreases due to higher operational and technology costs, higher incentive compensation accruals and fees paid for processing transactions associated with merchants contributed to BAMS by Bank of America N.A. The negative impact resulting from third-party processing fees will gradually reverse over time as the Company converts merchants to its platform. Higher incentive compensation impacted the segment EBITDA growth rates by 2 percentage points for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The margin increased for the three-month period in 2010 compared to 2009 due in part to the card association fee increase noted above. The margin decreased for the nine-month period in 2010 versus 2009 in part due to faster growth in lower margin revenue.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Services Segment Results

	Three months ended September 30,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$342.6	$333.2	3%
Product sales and other	11.1	6.1	82%

Segment revenue	$353.7	$339.3	4%

Segment EBITDA	$144.3	$148.2	(3)%
Segment margin	41%	44%	(3	)pts
Key indicators:
Domestic debit issuer transactions (a)	3,075.1	3,049.0	1%

	Nine months ended September 30,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$1,022.4	$1,038.3	(2)%
Product sales and other	28.8	51.6	(44)%

Segment revenue	$1,051.2	$1,089.9	(4)%

Segment EBITDA	$412.0	$497.3	(17)%
Segment margin	39%	46%	(7	)pts
Key indicators:
Domestic debit issuer transactions (a)	9,063.6	9,150.6	(1)%
Domestic active card accounts on file (end of period) (b)	111.9	116.0	(4)%
Domestic card accounts on file (end of period) (c)	681.7	659.8	3%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.
(c)	Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month in the period.

Summary

The Company’s results during the three and nine months ended September 30, 2010 were adversely impacted by the termination of services by Washington Mutual beginning in March 2009. The deconversion of Washington Mutual Bank, including contract termination fees recognized in the second quarter of 2009, negatively impacted the total segment revenue growth rates by 2 and 6 percentage points for the three and nine months ended September 30, 2010 compared to the same periods in 2009, respectively.

Transaction and processing service fees revenue

Components of transaction and processing service fees revenue

	Three months ended September 30,		Change
(in millions)	2010	2009	%
Credit card, retail card and debit processing	$231.8	$237.8	(3)%
Output services	56.6	55.1	3%
Other revenue	54.2	40.3	34%

Total	$342.6	$333.2	3%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Nine months ended September 30,		Change
(in millions)	2010	2009	%
Credit card, retail card and debit processing	$697.4	$728.4	(4)%
Output services	162.0	190.0	(15)%
Other revenue	163.0	119.9	36%

Total	$1,022.4	$1,038.3	(2)%

Credit card, retail card and debit processing revenue

Credit card and retail card processing revenue was negatively impacted for the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to a decline in active accounts from existing customers and price compression partially offset by net new business.

Growth in debit issuer transactions was primarily offset by transactions lost as a result of the Washington Mutual deconversion. Debit issuer transactions grew for the three months and, excluding the impact of the Washington Mutual Bank deconversion, the nine months ended September 30, 2010 compared to the same periods in 2009 due in part to the shift to debit cards from credit cards, cash and checks.

Debit processing revenue decreased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to lost business and price compression partially offset by debit transaction growth from existing customers and new business. Lost business included the Washington Mutual Bank deconversion, which negatively impacted the three and nine months ended September 30, 2010 compared to the same periods in 2009. The Financial Services segment “Credit card, retail card and debit processing” revenue growth rates were negatively impacted by 1 and 3 percentage points for the three and nine months ended September 30, 2010 compared to the same periods in 2009, respectively, as a result of the termination of services provided to Washington Mutual Bank.

The Company received notification from a large financial institution that it will not renew its debit processing agreement at the end of the contract term. The contract is scheduled to expire in December 2010. However, the deconversion is not expected to be complete until late 2011 with no impact to revenue in 2010. The Company has also received notification of termination from various other debit clients that are less significant individually, which are scheduled to deconvert throughout 2010 and 2011. Including the large financial institution, these agreements represented approximately 4% of the segment’s transaction and processing service fees revenue for 2009.

Output services revenue

Output services revenue increased for the three months ended September 30, 2010 compared to the same period in 2009 due most significantly to net new business including a large one-time plastics order in the third quarter of 2010. Output services revenue decreased for the nine months ended September 30, 2010 compared to the same period in 2009 due to net lost business, price compression and decreases in print mail and plastics volumes from existing customers as a result of credit card issuers being more selective in issuing credit. Most of the lost business in the three and nine months ended September 30, 2010 compared to the same periods in 2009 relates to Washington Mutual Bank which negatively impacted the output services revenue growth rates by 7 and 10 percentage points for the three and nine months ended September 30, 2010 compared to the same periods in 2009, respectively.

Other revenue

Other revenue consists mostly of revenue from remittance processing, online banking and bill payment services as well as information services. Other revenue increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 due most significantly to the inclusion of the information services businesses in the Financial Services segment prospectively beginning January 1, 2010 which impacted the other revenue growth rates by 24 percentage points in both periods. Other revenue also increased due to new business in remittance processing and online banking and bill payment services. Partially offsetting these increases were decreases due to lower remittance and check processing volumes resulting from the shift from paper to electronic forms of payment and lost business. The nine-month period was also adversely impacted by the wind down of an existing product.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Product sales and other revenue

Product sales and other revenue increased in the three months ended September 30, 2010 compared to the same period in 2009 due to contract termination fees received in the third quarter of 2010. The decrease in product sales and other revenue for the nine months ended September 30, 2010 compared to the same period in 2009 resulted almost entirely from the recognition of contract termination fees in the second quarter of 2009 related to the termination of services with Washington Mutual Bank. The Company expects to recognize the remaining contract termination fees from Washington Mutual Bank upon completion of the deconversion in the fourth quarter of 2010.

Segment EBITDA

In addition to the items noted above, Financial Services segment EBITDA decreased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to higher incentive compensation and higher operational and technology costs. The nine-month period was also adversely impacted by a billing adjustment. Higher incentive compensation negatively impacted the segment EBITDA growth rates by 2 percentage points for both the three and nine months ended September 30, 2010 compared to the same periods in 2009, respectively. The billing adjustment negatively impacted the segment EBITDA growth rate for the nine-month period by 1 percentage point.

International Segment Results

	Three months ended September 30,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$305.6	$307.7	(1)%
Product sales and other	89.0	86.9	2%
Equity earnings in affiliates	7.9	9.5	(17)%

Segment revenue	$402.5	$404.1	0%

Segment EBITDA	$82.3	$99.1	(17)%
Segment margin	20%	25%	(5	)pts
Key indicators:
International transactions (a)	1,725.7	1,479.3	17%

	Nine months ended September 30,		Change
(in millions)	2010	2009	%
Revenues:
Transaction and processing service fees	$904.3	$865.9	4%
Product sales and other	255.3	232.5	10%
Equity earnings in affiliates	21.7	21.9	(1)%

Segment revenue	$1,181.3	$1,120.3	5%

Segment EBITDA	$233.4	$276.3	(16)%
Segment margin	20%	25%	(5	)pts
Key indicators:
International transactions (a)	4,889.2	4,248.8	15%
International card accounts on file (end of period) (b)	86.0	77.9	10%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.
(b)	International card accounts on file include bankcard and retail.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Summary

Segment revenue for the three and nine months ended September 30, 2010 compared to the same periods in 2009 benefited from growth from existing clients, new business and acquisitions. Partially offsetting these increases were decreases due to lost business and price compression. In addition, the three-month period was adversely impacted by foreign currency exchange rate movements while the nine-month period benefited from such movements.

Foreign currency exchange rate movements adversely impacted the segment revenue growth rate for the three-month period by 3 percentage points and benefited the segment revenue growth rate for the nine-month period by 3 percentage points compared to the same periods in 2009. The Company formed a merchant acquiring alliance with ICICI Bank, ICICI Merchant Services, in December 2009 which positively impacted segment revenue growth by 1 percentage point for both periods.

Transaction and processing service fees revenue

Transaction and processing service fees revenue includes merchant related services, check processing services and card services revenue. Merchant related services revenue encompasses merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue and fees from switching services. Card services revenue represents monthly managed service fees for issued cards. Merchant related services transaction and processing service fee revenue represented approximately 57% and 56% and card services revenue represented approximately 42% and 43% for the three and nine months ended September 30, 2010, respectively.

Transaction and processing service fees revenue increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to growth from existing clients, new business, and acquisitions. These increases are partially offset by lost business and price compression. In addition, transaction and processing service fees revenue was adversely impacted by foreign currency exchange rate movements during the three-month period and positively impacted during the nine-month period ended September 30, 2010 compared to the same periods in 2009. Foreign exchange rate movements adversely impacted transaction and processing service fees revenue growth rate by 3 percentage points for the three months and positively impacted the growth rate by 3 percentage points for the nine months ended September 30, 2010 compared to the same periods in 2009.

Transaction and processing service fees revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was driven mostly by the impact of foreign exchange rate movements, the mix of transaction types and price compression.

Product sales and other

Product sales and other revenue increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 due mostly to growth in terminal sales and leasing revenue as a result of new clients and growth from existing clients in Argentina and Canada. Software related revenue also contributed to the increase.

Segment EBITDA

Segment EBITDA decreased in the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to higher incentive compensation, the write-off of leasing receivables in the second and third quarters of 2010, the write-off of terminal inventory in the third quarter of 2010, higher operational and technology costs and price compression. The write-off of leasing receivables incorrectly recognized in prior years and the write-off of terminal inventory negatively impacted segment EBITDA growth rates by approximately 9 and 7 percentage points for the three and nine months ended September 30, 2010 compared to the same periods in 2009, respectively. In addition, segment EBITDA was impacted by foreign currency exchange rate movements (as discussed in the revenue discussion above) which adversely impacted the growth rate for the three-month period by 3 percentage points and positively impacted the growth rate by 3 percentage points for the nine-month period compared to the same periods in 2009.

Capital Resources and Liquidity

The Company’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights the Company’s cash flow activities and the sources and uses of funding during the nine months ended September 30, 2010 and 2009.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At September 30, 2010 and December 31, 2009, the Company held $442.0 million and $737.0 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by IPS that are not available to fund any operations outside of the IPS business. In addition, cash and cash equivalents also includes amounts held by the BAMS alliance, which is consolidated by the Company, that are not available to fund operations outside of the alliance. At September 30, 2010 and December 31, 2009, the cash and cash equivalents held by IPS and the BAMS alliance totaled $202.7 million and $345.1 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at September 30, 2010 and December 31, 2009 totaling $193.6 million and $247.1 million, respectively. As of September 30, 2010, there was approximately $90 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. The Company plans to fund any cash needs in 2010 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

Cash Flows from Operating Activities

	Nine months ended September 30,
Source/(use) (in millions)	2010	2009
Net loss	$(717.0)	$(676.2)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,136.5	1,142.2
Charges related to other operating expenses and other income (expense)	86.0	113.7
Other non-cash and non-operating items, net	241.9	225.0
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	323.0	298.1
Other assets, current and long-term	271.5	176.0
Accounts payable and other liabilities, current and long-term	(522.6)	(255.4)
Income tax accounts	(291.8)	(458.0)

Net cash provided by operating activities	$527.5	$565.4

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

The Company’s operating cash flow is impacted by its level of debt. Interest on the Company’s senior unsecured debt and senior secured note is payable semi-annually in the first and third quarters of the year. Accordingly, the cash interest of the Company is greater in the first and third quarters than it is in the second and fourth quarters (all other debt has interest due monthly or quarterly). Approximately $1,189 million and $1,209 million in cash interest was paid during the nine months ended September 30, 2010 and 2009, respectively.

The Company’s operating cash flows are impacted by fluctuations in working capital. During 2010, such fluctuations included, most significantly, sources related to the utilization of settlement assets to prefund certain settlement arrangements, the collection of receivables and distributions of earnings received from alliances. Such sources were offset by uses associated with the timing of prefunding certain settlement arrangements, timing of payments for various liabilities including semi-annual payments of interest on senior unsecured debt, severance payments and incentive compensation earned in 2009.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Operating cash flows for both the nine months ended September 30, 2010 and 2009 were impacted by the Company being in a net operating loss carryforward position for U.S. federal income tax purposes. As a result, the Company has not received cash for any of the income tax benefit recorded in the respective nine-month periods related to U.S. federal income taxes.

Cash flows from operating activities decreased for the nine months ended September 30, 2010 compared to the same period in 2009 due most significantly to the $246 million out of period collection in 2009, the timing of payments on liabilities and the timing of prefunding described above partially offset by a source in 2010 resulting from the utilization of settlement assets for prefunding also described above.

The Company anticipates funding operations throughout 2010 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash Flows from Investing Activities

	Nine months ended September 30,
Source/(use) (in millions)	2010	2009
Current period acquisitions, net of cash acquired	$(1.2)	$(14.9)
Payments related to other businesses previously acquired	(1.4)	(14.7)
Proceeds from dispositions, net of expenses paid and cash disposed	21.2	6.9
Additions to property and equipment	(157.5)	(137.6)
Proceeds from sale of property and equipment	1.8	23.6
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(121.8)	(125.2)
Other investing activities	18.6	(46.0)

Net cash used in investing activities	$(240.3)	$(307.9)

Acquisitions and Dispositions

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

During the nine months ended September 30, 2009, payments related to other businesses previously acquired related mostly to contingent consideration associated with a merchant alliance for which there will be no additional payments. Additionally, no significant payments associated with other businesses are anticipated.

During the nine months ended September 30, 2010, proceeds from dispositions related most significantly to the receipt of a contingent payment associated with the Company’s sale of a merchant acquiring business in Canada in the fourth quarter of 2009.

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

Other Investing Activities

The source of cash in the nine months ended September 30, 2010 related to a decrease in regulatory, restricted and escrow cash balances. The use of cash for the nine months ended September 30, 2009 related primarily to a $28.0 million contribution to its merchant acquiring alliance with The PNC Financial Services Group upon extending the term of the alliance agreement and a $20.2 million increase in regulatory and restricted cash balances.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Financing Activities

	Nine months ended September 30,
Source/(use) (in millions)	2010	2009
Short-term borrowings, net	$23.4	$(79.6)
Debt modification and related financing costs	(24.1)	—
Principal payments on long-term debt	(204.6)	(184.7)
Contributions from noncontrolling interests	—	193.0
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(155.5)	(7.2)
Purchase of noncontrolling interest	(213.3)	—
Redemption of Parent’s redeemable common stock	(1.0)	—
Cash dividends	(14.9)	—

Net cash used in financing activities	$(590.0)	$(78.5)

Short-Term Borrowings, net

The source of cash related to short-term borrowings in 2010 resulted primarily from net borrowings on the Company’s senior secured revolving credit facility. The use of cash related to short-term borrowings in 2009 resulted from $195.0 million of net payments on credit lines used principally to prefund settlement activity partially offset by a net $114.7 million draw on the senior secured revolving credit facility.

The Company’s senior secured revolving credit facility currently has commitments from nondefaulting financial institutions to provide $1,769.4 million of credit. The Company had $20.0 million outstanding against this facility as of September 30, 2010 and no amount outstanding as of December 31, 2009. As of September 30, 2010, $1,697.8 million remained available under this facility after considering the amount outstanding and the letters of credit issued under the facility. The maximum amounts outstanding against this facility during the three and nine months ended September 30, 2010 were approximately $20 million and $345 million with an additional $52 million and $54 million in letters of credit, respectively.

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

Debt modification and related financing costs

Senior secured credit facilities

On August 10, 2010, FDC amended its senior secured credit facilities to, among other things:

(i) allow for FDC to incur additional secured indebtedness or additional unsecured indebtedness so long as certain restrictions are met pertaining to repayment of existing debt, issuance limits and ranking;

(ii) exclude from the calculation of consolidated senior secured debt (and hence from the maintenance covenant) certain indebtedness secured by a lien ranking junior to the liens securing FDC’s obligations under its senior secured credit facilities; and

(iii) subject to the requirement to make such offers on a pro rata basis to all lenders within a particular class of loans, allow FDC to agree with individual lenders to extend the maturity of their term loans or revolving commitments, and for FDC to pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension.

The amendment became effective, including the changes to the credit agreement described above, on August 20, 2010 following FDC’s issuance of $510.0 million in new notes and using the net cash proceeds therefrom to prepay a like amount of FDC’s secured term loans. Refer to the “Senior secured notes” section below. The issuance was accounted for as a modification resulting in only the net effect of the issuance being reflected as a use of cash. The Company paid a net amount of $24.1 million in fees related to the modification.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Senior secured notes

On August 20, 2010, FDC issued $510.0 million of 8.875% senior secured notes due August 15, 2020. Interest on the notes is payable on February 15 and August 15 of each year, commencing on February 15, 2011. The proceeds from this issuance, net of discount and underwriting fees of $17.8 million, were $492.2 million, of which $489.7 million was used to prepay a portion of the senior secured term loans in accordance with the terms of FDC’s senior secured credit facilities as described above with the remainder used to pay costs associated with the issuance.

FDC may redeem the notes, in whole or in part, at any time prior to August 15, 2015 at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and an additional premium as defined. Thereafter, FDC may redeem the notes, in whole or in part, at established redemption prices, plus accrued and unpaid interest to the redemption date. In addition, on or prior to August 15, 2013, FDC may redeem up to 35% of the notes with the net cash proceeds from certain equity offerings at established redemption prices plus accrued and unpaid interest to the redemption date.

The note guarantees, security and ranking are substantially the same as the senior secured credit facility discussed in the “Guarantees and Covenants” section in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Annual Report on Form 10-K.

Principal Payments on Long-Term Debt

The Company made principal payments of $96.2 million and $96.7 million related to its senior secured term loan facility during the nine months ended September 30, 2010 and 2009, respectively. In August 2010, in conjunction with the debt modification noted above, $489.7 million of the Company’s proceeds from the issuance of the senior notes described below were used to prepay a portion of the principal balances and satisfy the above described future quarterly principal payments of the Company’s senior secured term loans. As a result of the prepayment, the Company has satisfied the quarterly principal payments related to these loans until September 2014.

In June 2010, the Company paid off its 4.50% note due 2010 for $13.1 million. In addition, the Company paid $34.1 million in debt restructuring fees in each of the third quarters of 2010 and 2009.

Payments for capital leases were $61.1 million and $52.9 million for the nine months ended September 30, 2010 and 2009, respectively.

As of November 11, 2010, the Company’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). Economic conditions and the Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

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

Distributions and Dividends Paid to Noncontrolling Interests and Redeemable Noncontrolling Interests

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests primarily represent distributions of earnings. The increase in 2010 from 2009 is primarily the result of distributions associated with the BAMS alliance.

Purchase of Noncontrolling Interest

The use of cash in 2010 relates to the redemption amount paid to the third party investor in Rockmount to redeem its interest in the BAMS alliance. For additional information regarding the redemption, refer to the “Overview” section above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Dividends

The Company paid cash dividends to its parent company, First Data Holdings, during the nine months ended September 30, 2010.

Letters, Lines of Credit and Other

	Total Available		Total Outstanding
(in millions)	As of September 30, 2010	As of December 31, 2009	As of September 30, 2010	As of December 31, 2009
Letters of Credit (a)	$500.0	$500.1	$51.6	$39.7
Lines of Credit and Other (b)	$524.8	$565.1	$113.6	$109.2

(a)	Up to $500 million of the Company’s senior secured revolving credit facility is available for letters of credit, of which $51.6 million and $39.6 million of letters of credit were issued under the facility as of September 30, 2010 and December 31, 2009, respectively. An additional $0.1 million of letters of credit were outstanding associated with other arrangements as of December 31, 2009. Outstanding letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. All letters of credit expire prior to July 25, 2011 with a one-year renewal option. The Company expects to renew most of the letters of credit prior to expiration.
(b)	As of September 30, 2010, represents $390.7 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. Except for $13.5 million available for working capital needs, the Company cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, the Company had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, the Company will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant Non-Cash Transactions

During the nine months ended September 30, 2010 and 2009, the principal amount of the Company’s senior PIK (Payment In-Kind) notes increased by $362.5 million and $333.0 million, respectively, resulting from the “payment” of accrued interest expense.

During the nine months ended September 30, 2010 and 2009, the Company entered into capital leases totaling approximately $50 million and $101 million, respectively.

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

Guarantees and Covenants

For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and Covenants” and “Covenant Compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Annual Report on Form 10-K. As of September 30, 2010, the Company is in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $12,603.2 million, Consolidated EBITDA of $2,580.7 million and a Ratio of 4.88 to 1.00.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The calculation of Consolidated EBITDA under the senior secured term loan facility is as follows (in millions):

Last twelve months ended September 30, 2010
Net loss attributable to First Data Corporation	$(1,211.2)
Interest expense, net (1)	1,799.1
Income tax benefit	(396.9)
Depreciation and amortization (2)	1,548.1

EBITDA (13)	1,739.1
Stock based compensation (3)	14.7
Other items (4)	322.8
Official check and money order EBITDA (5)	(7.0)
Cost of data center, technology and savings initiatives (6)	66.7
KKR merger related items (7)	30.3
Pre-acquisition EBITDA of acquired or divested businesses (8)	(5.3)
Projected near-term cost savings and revenue enhancements (9)	245.0
Net income attributable to noncontrolling interests (10)	155.8
Equity entities taxes, depreciation and amortization (11)	14.0
Other (12)	4.6

Consolidated EBITDA (13)	$2,580.7

(1)	Includes interest expense and interest income.
(2)	Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $38.1 million and amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line of $74.2 million.
(3)	Stock based compensation recognized as expense.
(4)	Other items include net restructuring, impairments, litigation and regulatory settlements, investment gains and losses, derivative financial instruments gains and losses, net divestitures, non-operating foreign currency gains and losses and other as applicable to the period presented.
(5)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to the Company’s wind down of these businesses.
(6)	Represents implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expense related to the reorganization of global application development resources, expense associated with domestic data center consolidation initiatives and planned workforce reduction expenses, expense related to the conversion of certain BAMS merchant clients onto First Data platforms, as well as certain platform development and other costs directly associated with the termination of the Chase Paymentech alliance, all of which are considered one-time projects (excludes costs accrued in purchase accounting).
(7)	Represents the exclusion of third-party expenses including legal, accounting and other advisory fees incurred in connection with the merger of the Company with an affiliate of KKR and the debt issued thereunder, KKR annual sponsor fees for management, consulting, financial and other advisory services and the effect of purchase accounting associated with the merger on EBITDA, which is primarily the result of revenue recognition adjustments.
(8)	Reflects the EBITDA of companies acquired or divested after September 30, 2009 through September 30, 2010, as if these companies had been acquired or divested on October 1, 2009.
(9)	Reflects cost savings and revenue enhancements projected to be achieved within twelve months on an annualized basis, principally in connection with cost savings initiatives described in Note 6 and the BAMS alliance.
(10)	Net income attributable to noncontrolling interests in restricted subsidiaries.
(11)	Represents the Company’s proportional share of income taxes, depreciation, and amortization on equity method investments.
(12)	Includes non-capitalized merger and acquisitions costs and losses on equity method investments.
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

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2010 and 2009, the Company did not engage in any off-balance sheet financing activities.

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

Evaluation of disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of September 30, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 (collectively the “Reports”). There were no material developments in the litigation matters previously disclosed except as discussed below.

ATM Fee Antitrust Litigation

In the ATM Fee Antitrust Litigation action that was previously reported in the Reports, on September 16, 2010, the Court entered an order granting defendants’ motion for summary judgment, dismissing all of the claims against the defendants except for the claims for equitable relief. The Court granted judgment in favor of the defendants, dismissing the case on September 17, 2010. On October 14, 2010, the plaintiffs appealed the summary judgment.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

On November 10, 2010, First Data Holdings Inc., the sole shareholder of the Company, executed an unanimous written consent re-electing James R. Fisher, Joe W. Forehand, Jonathan J. Judge, Henry R. Kravis, Scott C. Nuttall and Tagar C. Olson as directors of the Company, to serve until the earlier of the next annual meeting of shareholders or the election and qualification of their respective successors.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Amendment Agreement, dated as of August 10, 2010, among First Data Corporation, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement, Exhibit B - Form of First Lien Intercreditor Agreement, Exhibit C - Form of Second Lien Intercreditor Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 16, 2010).

10.2	Indenture, dated as of August 20, 2010, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.875% Senior Secured Notes Due 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 26, 2010).

10.3	Pledge Agreement, dated as of August 20, 2010, among the Company, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 26, 2010).

10.4	Security Agreement, dated as of August 20, 2010, among the Company, the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 26, 2010).

10.5	Employment Agreement with Jonathan J. Judge, effective as of October 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 28, 2010).

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: November 12, 2010	By	/S/ RAY E. WINBORNE
Ray E. Winborne
Acting Chief Financial Officer (Acting Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment Agreement, dated as of August 10, 2010, among First Data Corporation, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement, Exhibit B - Form of First Lien Intercreditor Agreement, Exhibit C - Form of Second Lien Intercreditor Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 16, 2010).

10.2	Indenture, dated as of August 20, 2010, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.875% Senior Secured Notes Due 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 26, 2010).

10.3	Pledge Agreement, dated as of August 20, 2010, among the Company, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 26, 2010).

10.4	Security Agreement, dated as of August 20, 2010, among the Company, the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 26, 2010).

10.5	Employment Agreement with Jonathan J. Judge, effective as of October 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 28, 2010).

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.