Form 10-K
period 2010-12-31
FIRST DATA CORP
filed 2011-03-10
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is privately held. There were 1,000 shares of the registrant’s common stock outstanding as of March 1, 2011.

PART I

ITEM 1.  BUSINESS

General

First Data Corporation (“FDC” or “the Company”) is a provider of electronic commerce and payment solutions for merchants, financial institutions and card issuers globally and has operations in 35 countries, serving approximately 6.2 million merchant locations. FDC was incorporated in Delaware in 1989 and was the subject of an initial public offering in connection with a spin-off from American Express in 1992. On September 24, 2007, the Company was acquired through a merger transaction (the “merger”) with an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”). The merger resulted in the equity of FDC becoming privately held.

The Company has acquired multiple domestic and international businesses over the last five years with the most significant acquisition being the formation of the Banc of America Merchant Services, LLC (“BAMS”) alliance on June 26, 2009. The Company owns 51% of BAMS and Bank of America N.A. owns 49%. Refer to Note 3 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the BAMS alliance.

Spin-off of The Western Union Company (“Western Union”). On September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders in a transaction intended to qualify for tax-free treatment (“the spin-off”) giving the shareholders separate ownership interests in FDC and Western Union.

Operating locations. The Company has domestic and international operations and regional or country offices where sales, customer service and/or administrative personnel are based. The international operations generate revenues from customers located and operating outside of the U.S. Revenues generated from processing transactions at locations within the U.S. (domestic) and outside of the U.S. (international), regardless of the segments to which the associated revenues applied, were 85% and 15% of FDC’s consolidated revenues for the year ended December 31, 2010, respectively. Long-lived assets attributable to domestic and international operations as percentages of FDC’s total long-lived assets as of December 31, 2010 were 87% and 13%, respectively. No individual foreign country is material to the Company’s total revenues or long-lived assets. Further financial information relating to the Company’s international and domestic revenues and long-lived assets is set forth in Note 15 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Products and Services Segment Information

The Company is organized in three segments: Retail and Alliance Services, Financial Services and International. Effective January 1, 2010, the Integrated Payment Systems operating segment is being reported within All Other and Corporate. Other amounts in 2009 and 2008 have also been adjusted to conform to current year presentation.

The Retail and Alliance Services segment is reported on a proportionate consolidation basis. Proportionate consolidation reflects the Company’s proportionate share of the results of non-wholly owned alliances based on equity ownership, net of a proportionate share of eliminations for amounts charged between the Company and the alliances. The segments’ profit measure is a form of EBITDA (earnings before net interest expense, income taxes, depreciation and amortization). Refer to Note 15 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding segment results.

Financial information relating to each of the Company’s segments is set forth in Note 15 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K. A discussion of factors potentially affecting the Company’s operations is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this form 10-K. The Company does not have any significant customers that account for 10% or more of total consolidated revenues. Refer to the following segment discussions, which address significant customer relationships within each segment.

Retail and Alliance Services segment. The Retail and Alliance Services segment is comprised of merchant acquiring and processing services, prepaid services and check verification, settlement and guarantee services.

Retail and Alliance Services segment revenues from external customers, segment EBITDA and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA, and consolidated assets:

	Year ended December 31,
	2010	2009	2008
Segment revenues from external customers	51%	49%	48%
Segment EBITDA	65%	56%	55%
Assets (at December 31)	66%	64%	55%

Description of Retail and Alliance Services segment operations. In the Retail and Alliance Services segment, revenues are derived primarily from providing merchant acquiring and processing services, prepaid services and check verification, settlement and guarantee services. Retail and Alliance Services businesses facilitate the acceptance of consumer transactions at the point of sale, whether it is a transaction at a physical merchant location or over the internet. A brief explanation of the segment’s service and product offerings is presented below.

Merchant acquiring and processing services. Merchant acquiring services facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards by authorizing, capturing and settling the merchants’ transactions. Acquiring services also provide POS devices and other equipment necessary to capture merchant transactions. A majority of these services are offered to the merchants through contractual alliance arrangements primarily with financial institutions, relationships with independent sales organizations and other referral/sales partners. The segment’s processing services include authorization, transaction capture, settlement, chargeback handling, and internet-based transaction processing. The vast majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover).

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

Most of this segment’s revenue is derived from regional and local merchants. The items listed above are included in the Company’s consolidated revenues and, for equity earnings from unconsolidated alliances, the “Equity earnings in affiliates, net” line item in the Consolidated Statements of Operations. The Retail and Alliance Services segment revenue and EBITDA are presented using proportionate consolidation. In addition, segment revenue excludes debit network fees and other reimbursable items.

Retail and Alliance Services provides merchant acquiring and processing services, prepaid services and check verification, guarantee and settlement services to merchants operating in approximately 4.1 million merchant locations across the U.S. and acquired $1.4 trillion of payment transaction dollar volume on behalf of U.S. merchants in 2010. Retail and Alliance Services provides full service merchant processing primarily on Visa and MasterCard transactions and PIN-debit at the point of sale.

Retail and Alliance Services approaches the market through diversified sales channels including equity alliances, revenue sharing alliances and referral arrangements with over 470 financial institution partners, over 1,040 non-bank referral partners, and over 610 independent sales organization partners, as of December 31, 2010. Growth in the Retail and Alliance Services business is derived from entering into new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment and the strength of FDC’s alliances and relationships with banks and other entities. The Company’s alliance structures take on different forms, including consolidated subsidiaries, equity method investments and revenue sharing arrangements. Under the alliance and referral programs, the alliance/referral partners typically act as a merchant referral source. The Company benefits by providing processing services for the alliance/referral partners and their merchant customers. Both the Company and the alliance may provide management, sales, marketing, and other administrative services. The alliance strategy could be affected by further consolidation among financial institutions.

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

Prepaid services. First Data Prepaid Services manages prepaid stored-value card issuance and processing services (i.e. gift cards) for retailers and others. The full-service stored-value/gift card program offers transaction processing services, card issuance and customer service for over 200 national brands and several thousand small and mid-tier merchants. The Company also provides program management and processing services for association-branded, bank-issued, open loop, stored-value, reloadable and one time prepaid card products.

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

Check verification, settlement and guarantee services. TeleCheck offers check verification, settlement and guarantee services using the Company’s proprietary database system to assist merchants in deciding whether accepting checks at the point-of-sale is a reasonable risk, or, further, to guarantee checks presented to merchants if they are approved. These services include risk management services, which utilize software, information and analysis to assist the merchant in the decision process and include identity fraud prevention and reduction. Revenues are earned primarily by charging merchant fees for check verification or guarantee services.

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

Retail and Alliance Services segment competition. The Company’s Retail and Alliance Services business competes with several service providers and financial institutions that provide these services to their merchant customers. In many cases, the merchant alliances also compete against each other for the same business. The check guarantee and verification products compete principally with the products of two other national competitors as well as the migration to other non-check products.

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

Retail and Alliance Services seasonality. Retail and Alliance Services’ revenues and earnings are impacted by the volume of consumer usage of credit cards, debit cards, stored value cards and checks written at the point of sale. Retail and Alliance Services generally experiences increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and around other nationally recognized holidays.

Retail and Alliance Services geographic mix and revenues. Revenues from external customers for the Retail and Alliance Services segment are substantially all earned in the U.S. Merchant revenues outside of the U.S. are managed and reported by the Company’s International segment. Within the U.S., revenues from external customers are spread across the country since Retail and Alliance Services has merchant customers and alliance partners across geographic regions and a large percentage of its transactions occur at national merchants.

Retail and Alliance Services significant customers. The Retail and Alliance Services segment does not have any individually significant customers; however, the Company has two significant merchant alliance relationships with financial institutions.

Financial Services segment. The Financial Services segment is comprised of:

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

Financial Services segment revenues from external customers, segment EBITDA, and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA and consolidated assets:

	Year ended December 31,
	2010	2009	2008
Segment revenues from external customers	21%	22%	22%
Segment EBITDA	27%	31%	29%
Assets (at December 31)	13%	13%	14%

Description of Financial Services segment operations.  Financial Services provides issuer card and network solutions for credit, retail and debit card processing, debit network services (including the STAR network), output services to financial institutions and other organizations offering credit, debit and retail cards to consumers and businesses to manage customer accounts. Financial Services also provides personal identification number (“PIN”) debit network services through the STAR Network which enables PIN-secured debit transaction acceptance at approximately 2.2 million ATM and retail locations in the U.S. as of December 31, 2010. Financial services also offers payment management solutions for recurring bill payment and services to improve customer communications, billing, online banking and consumer bill payment as well as information services. Revenue and profit growth in these businesses is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in debit and credit card usage, growth from existing clients and sales to new clients and the related account conversions.

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

Credit and retail card issuing and processing services. Credit and retail card issuing and processing services provide outsourcing services to financial institutions and other issuers of cards, such as consumer finance companies and retailers. Financial Services clients include a wide variety of banks, savings and loan associations, group service providers, retailers and credit unions. Services provided include, among other things, account maintenance, transaction authorizing and posting, fraud and risk management services and settlement.

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

Debit network and processing services. The Company provides STAR Network access, PIN-debit and signature debit card processing services and ATM processing services, such as transaction routing, authorization, and settlement as well as ATM management and monitoring. The STAR Network represents a telecommunications network which is connected to thousands of financial institutions, merchants, payment processors, ATM processors, and card processors that participate in the network. In the merchant acquiring process flow described above in the Retail and Alliance Services segment discussion, STAR Network represents a debit network. When a merchant acquirer or ATM owner acquires a STAR Network transaction, it sends the transaction to the network switch, which is operated by the Company, which in turn routes the transaction to the appropriate participant for authorization. To be routed through the STAR Network switch, a transaction must be initiated with a card participating in the STAR Network at an ATM or POS terminal also participating in the STAR Network. STAR Network’s fees differ from those presented in the example above in the Retail and Alliance Services segment description in that the debit network charges less for PIN-debit transactions than do the card associations for credit and signature debit since there is substantially less risk involved in the PIN-debit transaction because PIN authentication is generally required and transactions are not approved unless there are sufficient funds in the customer’s bank account.

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

Output services.  Output services consist of statement and letter printing, card embossing and mailing services. Services are provided to organizations that process accounts on the Company’s platform as described above and for clients that process accounts on alternative platforms. The Company provides these services primarily through in-house facilities. Revenues for output services are derived primarily on a per piece basis and consist of fees for the production and materials related to finished products. The mailing services drive a majority of the Company’s postage revenue.

Other services.  Other services consist of the Company’s remittance processing and other services. The remittance processing business processes mail-in payments for third-party organizations. Revenues for remittance processing services are derived primarily on a per transaction basis and consist of fees for processing consumer payments. Other services consist primarily of on-line banking and bill payment services as well as information services.

Financial Services pipeline.  During 2010, the Company converted approximately 4 million accounts to its system. The pipeline at December 31, 2010 was approximately 38 million accounts, the majority of which are retail accounts that are expected to convert during the second half of 2011.

Financial Services segment competition.  The Company’s Financial Services segment competes with several other third-party card processors and debit networks in the U.S., as well as financial institutions with in-house operations to manage card issuance and maintenance. The Company also faces significant competition from regional and national operators of debit networks.

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

Financial Services seasonality.  Debit processing and STAR Network revenues and earnings are impacted by the volume of consumer usage of debit cards at the point of sale. Such volumes are generally impacted by increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and around other nationally recognized holidays.

Financial Services geographic mix and revenues.  Revenues from external customers for the Financial Services segment are substantially all earned in the U.S. Card issuing revenues outside of the U.S. are reported by the Company’s International segment. Within the U.S., revenues from external customers are geographically dispersed throughout the country.

Financial Services significant customers.  No individual customer makes up more than 10% of the Financial Services segment revenue.

International segment.  The International segment is comprised of:

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

International segment revenues from external customers, segment EBITDA and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA and consolidated assets:

	Year ended December 31,
	2010	2009	2008
Segment revenues from external customers	25%	25%	25%
Segment EBITDA	16%	19%	17%
Assets (at December 31)	14%	15%	15%

The merchant acquiring and card issuing services provided by the International segment are similar in nature to the services described above in the Retail and Alliance Services and Financial Services segments other than they include substantially all the services provided outside of the U.S. International has operations in 35 countries, including the U.S. For a description of the International segment’s merchant acquiring and card issuing businesses refer to the Retail and Alliance Services and Financial Services segment descriptions provided above.

International pipeline.  During 2010 the Company converted approximately 3 million accounts to its systems. The pipeline at December 31, 2010 was approximately 12 million accounts, the majority of which are debit accounts. The Company expects to convert these accounts in 2011.

International segment competition and seasonality.  Competition and seasonality within the International segment is similar to that of the Retail and Alliance Services and Financial Services segments for the respective product and service offerings and also includes third-party software providers. See discussions above. A noted difference from the U.S. operations is that generally there are more and smaller competitors because of the International segment’s global span.

International geographic mix.  The following countries accounted for more than 10% of the segment’s revenues from external customers for the periods presented:

	Year ended December 31,
	2010	2009	2008
United Kingdom	15%	16%	19%
Australia	15%	13%	12%
Germany	13%	15%	16%
Ireland	10%	10%	9%

No individual foreign country was material to the Company’s consolidated revenues.

International significant customers.  No individual customer makes up more than 10% of the International segment revenue.

All Other and Corporate. The remainder of the Company’s business units are grouped in the All Other and Corporate category, which includes Integrated Payment Systems (“IPS”), First Data Government Solutions (“FDGS”) and smaller businesses as well as corporate operations.

The principal IPS business is official check services. IPS issues official checks, which are sold by agents that are financial institutions. Official checks serve as an alternative to a bank’s own items such as cashiers or bank checks. The Company is gradually exiting the official check line of business. The majority of the clients of this business deconverted during 2008 and there was no new official check and money order business beyond May 2010. IPS will continue to use its licenses to offer payment services that fall under state and federal regulations and the business will continue to operate in a much reduced capacity as outstanding official check and money order clearance activity winds down.

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

All Other and Corporate competition.  The operations within All Other and Corporate have various competitors. Any single competitor would not have a material impact on the Company.

All Other and Corporate significant customers.  During 2010, the Company had a significant relationship with one client whose revenues represented approximately 50% of All Other and Corporate revenue for the year ended December 31, 2010.

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

Employees and Labor

At December 31, 2010, the Company employed approximately 24,500 employees, approximately 97% of which were full-time employees. The majority of the employees of the Company’s subsidiaries outside of the U.S. are subject to the terms of individual employment agreements. One of the Company’s wholly owned subsidiaries has approximately 1,400 employees in the United Kingdom, about 25% of whom are members of the Unite trade union. Employees of the Company’s subsidiaries in Vienna, Austria; Frankfurt, Germany; and Nürnberg, Germany are also represented by local works councils and a portion of the Frankfurt workforce is covered by a union contract. Certain employees of the Company’s Korean subsidiary are represented by a Labor-Management council. Employees in certain other countries are also covered by the terms of industry-specific national collective agreements. None of the Company’s employees are otherwise represented by any labor organization in the U.S. The Company believes that its relations with its employees and the labor organizations identified above are in good standing.

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

Dodd-Frank Act.  In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in the United States. The Dodd-Frank Act will result in significant structural and other changes to the regulation of the financial services industry. Among other things, the Dodd-Frank Act imposes a new regulatory regime on card issuers by establishing a new executive agency within the Federal Reserve (known as the Consumer Financial Protection Bureau) to regulate consumer financial products and services (including many offered by the Company’s customers). Separately, under the Dodd-Frank Act, debit interchange transaction fees that a card issuer or payment card network receives or charges for an electronic debit transaction will now be regulated by the Federal Reserve Board and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. The Federal Reserve Board must prescribe final regulations by April 21, 2011 to establish standards for determining debit interchange transaction fees and regulations to ensure that network fees, such as the switch fees assessed by First Data’s STAR Network, are not used, directly or indirectly, to compensate card issuers with respect to electronic debit transactions and to circumvent or evade the interchange transaction fee restrictions. The Federal Reserve Board issued proposed rules on debit interchange regulation on December 16, 2010, and allowed a public comment period on the proposed rules that ended February 22, 2011. As part of the proposed rules, the Federal Reserve Board proposed two alternatives for calculating debit interchange rates both of which would cap debit interchange rates at $.12 per transaction. In addition, the Dodd-Frank Act requires the Federal Reserve Board to issue final regulations by July 21, 2011 to ban card issuers and payment card networks from entering into exclusive arrangements for debit transaction network routing, and prohibit card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice. The Dodd-Frank Act provides two self-executing statutory provisions that became effective on July 22, 2010. The first provision allows merchants to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (while federal governmental entities and institutions of higher education may set maximum amounts for the acceptance of credit cards). The second provision allows merchants to provide discounts or incentives to entice consumers to pay with an alternative payment method, such as cash, checks or debit cards. Finally, the Federal Reserve Board is required to develop regulations for additional oversight of certain systemically important financial institutions and non-bank financial companies. At this point it is unclear whether the Company would be subject to additional oversight. The impact of the Dodd-Frank Act on the Company is difficult to estimate, in part because regulations need to be developed by the Federal Reserve Board with respect to debit interchange fees, exclusive network arrangements, and merchant routing of electronic debit transactions, as well as by the new Consumer Financial Protection Bureau, with respect to consumer financial products and services.

Association and network rules.  A number of the Company’s subsidiaries are subject to payment network rules of MasterCard, Visa and other associations. Several of the Company’s subsidiaries in the International segment are members of MasterCard and/or Visa in the countries where the subsidiaries do business and are subject to the rules of such associations. First Data Resources, LLC, First Data Merchant Services Corporation, and STAR Network, along with a number of the Company’s subsidiaries in the International segment are registered with Visa and/or MasterCard as service providers for member institutions. In those situations where the Company serves as a service provider to member institutions, the Company is not an issuer or an acquirer under Visa’s and MasterCard’s rules. In addition, First Data Canada Merchant Solutions ULC is a member of Interac and subject to its rules and First Data Global Services Limited is a subscriber to PULSE and is therefore subject to rules applicable to its members.

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

Cashcard Australia Limited (“Cashcard”) is a member of the Australian Consumer Electronic Clearing System (“CECS”), which is a debit payment system regulated by network operating rules established and administered by Australian Payments Clearing Association Limited and which facilitates the clearing and settlement of ATM payments in Australia and a member of EFTPOS Payments Australia Limited (“EPAL”), which is a debit payment system regulating Electronic Funds Transfer at Point of Sale (“EFTPOS”) payments in Australia. Cashcard is also a member of the ATM Access Company Limited and the EFTPOS Access Company Limited which respectively administers reciprocal access and interchange arrangements for ATMs and EFTPOS in Australia. The network operating rules, ATM Access Code and EFTPOS Access Code impose a variety of sanctions, including suspension or termination of membership and fines for non-compliance. Cashcard also operates its own network of members, regulated by rules promulgated by Cashcard, which facilitates access to CECS and EPAL for Cashcard’s member institutions. To enable Cashcard to settle in CECS direct with banks and financial institutions, Cashcard maintains an Exchange Settlement Account (“ESA”) which is supervised by the Reserve Bank of Australia through its delegate, the Australian Prudential Regulatory Authority (“APRA”), and which requires Cashcard to adhere to conditions imposed by APRA, such as maintaining a minimum balance in the ESA.

The Company’s subsidiary in Germany, TeleCash GmbH & Co. KG (“TeleCash”), is certified and regulated as a processor for domestic German debit card transactions by the Zentraler Kreditausschuss (“ZKA”), the German banking association. Failure to comply with the technical requirements set forth by the ZKA may result in suspension or termination of services.

Banking regulation. Because a number of the Company’s subsidiary businesses, including card issuer processing, merchant processing and STAR Network businesses as well as those subsidiaries engaged in the business of ATM deployment, provide data processing services for financial institutions, they are subject to examination by the Federal Financial Institutions Examination Council, an interagency body comprised of the federal bank and thrift regulators and the National Credit Union Association and national regulatory bodies.

First Data Resources Limited (“FDRL”) in the United Kingdom is authorized and regulated by the Financial Services Authority (“FSA”). The FSA is the single regulatory authority for the full range of financial services in the United Kingdom, including banking, investment businesses, insurance and insurance mediation services. FDRL is authorized by the FSA to carry on an insurance mediation business for the purpose of selling card payment protection insurance to its issuer customers’ cardholders. As an FSA regulated firm, FDRL is required to meet certain prudential and conduct of business requirements.

In the European Union, Directive 2007/60 EG, the “Payment Services Directive,” was released by the European Parliament and by the Council on November 13, 2007, setting a framework for future regulation of bodies and corporations such as the national central banks, financial institutions, e-money institutes and payment institutions. The Payment Services Directive was implemented in most EU member states via national legislation effective November 1, 2009. As a result of the implementation of the Payment Services Directive, a number of the Company’s subsidiaries in the International segment have applied for a Payment Institution License in the countries where such subsidiaries do business, which would subject these entities to regulation and oversight in the applicable member state.

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

Further, in the Company’s International segment, several subsidiaries provide services such as factoring or settlement that make them subject to regulation by local banking agencies, including the National Bank of Slovakia, the National Bank of Poland and the German Federal Financial Supervision Agency.

Privacy and information security regulations. Each of the Company’s segments provides services that may be subject to various state, federal and foreign privacy laws and regulations. Relevant federal privacy laws include the Gramm-Leach-Bliley Act, which applies directly to a broad range of financial institutions and indirectly (or in some instances directly) to companies that provide services to financial institutions. Relevant foreign privacy laws include Directive 95/46 EC of the European Parliament and of the Council of 24 October 1995, as such directive is implemented in each member state of the European Union, however each member state has its own data protection and privacy laws which in some cases may be more restrictive than the Directive and impose additional duties on companies regarding registration/notification requirements and handling/transfer of personal data; the Australian Privacy Act of 1988; and the Personal Information Protection and Electronic Documents Act in Canada. These laws and their implementing regulations restrict the collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and Driver’s License Numbers, etc. Certain state laws impose similar privacy obligations as well as, in certain circumstances, obligations to provide notification to affected individuals, state officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information.

Credit reporting and debt collections regulations. TeleCheck Services Inc. (“TeleCheck”) is subject to the Federal Fair Credit Reporting Act (“FCRA”) and various similar state laws based on TeleCheck’s maintenance of a database containing the check-writing histories of consumers and the use of that information in connection with its check verification and guarantee services.

The collection business within TRS Recovery Services, Inc. (“TRS”) is subject to the Fair Debt Collection Practices Act and various similar state laws. TRS has licenses in a number of states in order to engage in collection in those states. In the United Kingdom, FDRL has a license under the Consumer Credit Act of 1974 (“CCA”) to enable it to undertake, among other things, debt administration and debt collections activities on behalf of its card issuing customers through calls and letters to the debtors. FDRL is also licensed under the CCA to carry on the activity of a consumer hire business for the purpose of leasing terminals to non-corporate merchants. The CCA establishes a comprehensive code of regulations for the origination, administration and enforcement of credit and hire agreements.

TeleCheck or TRS may become subject to further regulation in the future as legislatures and government agencies, both federal and state, enact additional legislation or issue regulations aimed at regulating collection activities, the collection, storage and use of data and databases regarding consumers. In particular, laws regulating activities with respect to current or emerging technology such as the use of automated dialers or pre-recorded messaging or calls to cellular phones could impair the collection by TRS of returned checks, including those purchased under TeleCheck’s guarantee services. Moreover, reducing or eliminating access to and use of information on drivers licenses, requiring blocking of access to credit reports or scores, mandating score or scoring methodology disclosure and proscribing the maintenance or use of consumer databases, including a consumer’s rights to affect the usable content of databases, could reduce the effectiveness of TeleCheck’s risk management tools or otherwise increase its costs of doing business. Such legislation could also affect the business of First Data Solutions, Inc., which provides access to non-FCRA data for identity verification and fraud-prevention purposes, by imposing new regulatory requirements or restricting the availability and completeness of consumer data.

In addition, several subsidiaries in the Company’s International segment are subject to comparable local laws regarding collection activities and obtaining credit reports.

Anti-money laundering and counter terrorist regulation. The Company’s payment instrument businesses are subject to regulation by the U.S., including anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”). The BSA, among other things, requires money services businesses (such as money transmitters and the issuers of money orders and official checks) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and to maintain transaction records.

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

Money transmission and payment instrument licensing and regulation. The Company is subject to various U.S. federal, state and foreign laws and regulations governing money transmission and the issuance and sale of payment instruments.

In the U.S., most states license money transmitters and issuers of payment instruments. Many states exercise authority over the operations of the Company’s services related to money transmission and payment instruments and, as part of this authority, subject the Company to periodic examinations. Many states require, among other things, that proceeds from money transmission activity and payment instrument sales be invested in high-quality marketable securities prior to the settlement of the transactions. Such licensing laws also may cover matters such as regulatory approval of consumer forms, consumer disclosures and the filing of periodic reports by the licensee, and require the licensee to demonstrate and maintain levels of net worth. Many states also require money transmitters, issuers of payment instruments and their agents to comply with federal and/or state anti-money laundering laws and regulations.

Government agencies may impose new or additional rules on sales of payment instruments, including regulations which (i) impose additional identification, reporting or recordkeeping requirements; (ii) limit the entities capable of providing the sale of payment instruments; and (iii) require additional consumer disclosures.

Escheat regulations. The Company is subject to unclaimed or abandoned property (escheat) laws in the U.S. and abroad which require the Company to turn over to certain government authorities the property of others held by the Company that has been unclaimed for a specified period of time such as, in the Integrated Payment Systems business, payment instruments that have not been presented for payment or, in the Retail and Alliance Services segment, account balances that cannot be returned to a merchant following discontinuation of its relationship with the Company. A number of the Company’s subsidiaries hold property subject to escheat laws and the Company has an ongoing program to comply with those laws. The Company is subject to audit by individual U.S. states with regard to the Company’s escheatment practices.

Other. Stored-value services offered to issuers by First Data Prepaid Services (“FDPS”) in the U.S., and by First Data’s International businesses (“First Data International”) outside the U.S. are subject to various federal, state and foreign laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. For example, the Credit Card Accountability Responsibility and Disclosure Act of 2009 created new requirements applicable to general-use prepaid cards, store gift cards, and electronic gift certificates effective August 22, 2010, and the Federal Reserve Board published on March 23, 2010 final rules to amend Regulation E with respect to such cards and electronic certificates effective August 22, 2010. These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on, FDPS, First Data International, financial institutions, merchants or others is in flux. At this time the Company is unable to determine the impact that the clarification of these laws and their future interpretations, as well as new laws, may have on FDPS, First Data International, financial institutions, merchants or others in a number of jurisdictions. These services may also be subject to the rules and regulations of the various international, domestic and regional schemes, Networks and Associations in which FDPS, First Data International and the card issuers participate. These schemes, Networks or Associations may, generally in their discretion, modify these rules and regulations and such modifications could also impact FDPS, First Data International, financial institutions, merchants and others.

In addition, the Housing Assistance Tax Act of 2008 included an amendment to the Internal Revenue Code that requires information returns to be made for each calendar year by merchant acquiring entities and third-party settlement organizations with respect to payments made in settlement of payment card transactions and third-party payment network transactions occurring in that calendar year. This requirement to make information returns applies to returns for calendar years beginning after December 31, 2010. Reportable transactions are also subject to backup withholding requirements. The Company could be liable for penalties if it is not in compliance with the new regulations. In addition, these new regulations will require the Company to incur additional costs to modify its systems so that the Company may provide compliant services but may also provide opportunities for the Company to offer additional revenue producing services to its customers.

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

A substantial amount of this indebtedness consists of the Company’s indebtedness under its senior secured term loan facility which matures in September 2014. The Company’s senior secured revolving credit facility matures in September 2013. The Company may not be able to refinance its senior secured credit facilities or its other existing indebtedness because of the Company’s high level of debt, debt incurrence restrictions under its debt agreements or because of adverse conditions in credit markets generally.

Despite the Company’s high indebtedness level, the Company and its subsidiaries still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with the Company’s substantial indebtedness.

The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the Company’s senior secured notes, senior second lien notes, senior notes, PIK toggle senior second lien notes, and senior subordinated notes; the senior PIK notes of First Data Holdings Inc.; and the Company’s senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to the Company’s and its subsidiaries’ existing debt levels, the related risks that the Company will face would increase.

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

A weakening in the economy could also force some retailers to close resulting in exposure to potential credit losses and transaction declines and the Company earning less on transactions due also to a potential shift to large discount merchants. Additionally, credit card issuers may reduce credit limits and be more selective with regard to whom they issue credit cards. Changes in economic conditions could adversely impact future revenues and profits of the Company and result in a downgrade of its debt ratings which may lead to termination or modification of certain contracts and make it more difficult for the Company to obtain new business.

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

The Company has been an active business acquirer both in the United States and internationally, and may continue to be active in the future. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration (managing the complex process of integrating the acquired company’s people, products, technology and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In June 2009, the Company formed a new alliance, Banc of America Merchant Services, LLC (“BAMS”), with Bank of America, N.A. Processing, technology and operational synergies of BAMS are dependent upon the successful migration of merchant accounts to the Company. Any failure to migrate accounts or material adverse impact to merchants from potential conversion issues could negatively impact the Company’s business and result in a reduction of the Company’s revenue and profit.

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

The indentures governing the Company’s senior secured notes, senior second lien notes, senior notes, PIK toggle senior second lien notes, and senior subordinated notes; the senior PIK notes of First Data Holdings Inc.; and the Company’s senior secured credit facilities contain various covenants that limit the Company’s ability to engage in specified types of transactions. These covenants limit the Company’s and its restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the revolving credit facility, permit the lenders to cease making loans to the Company. Upon the occurrence of an event of default under the Company’s senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the Company’s senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under the Company’s other indebtedness. If the Company was unable to repay those amounts, the lenders under the Company’s senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness and the Company’s secured and second lien notes. The Company has pledged a significant portion of the Company’s assets as collateral under the Company’s senior secured credit facilities. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Company’s senior secured credit facilities and senior secured notes as well as the Company’s second lien notes and unsecured indebtedness.

Changes in laws, regulations and enforcement activities may adversely affect the products, services and markets in which the Company operates.

The Company and its customers are subject to regulations that affect the electronic payments industry in the many countries in which the Company’s services are used. In particular, the Company’s customers are subject to numerous regulations applicable to banks, financial institutions and card issuers in the United States and abroad, and, consequently, the Company is at times affected by these federal, state and local regulations. The U.S. Congress and governmental agencies have increased their scrutiny of a number of credit card practices, from which some of the Company’s customers derive significant revenue. Regulation of the payments industry, including regulations applicable to the Company and its customers, has increased significantly in recent years. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of civil and criminal penalties, including fines which could have an adverse effect on the Company’s results of operation and financial condition. The Company is subject to U.S. and international financial services regulations, a myriad of consumer protection laws, escheat regulations and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on the Company. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, significantly changes the U.S. financial regulatory system, including creating a new executive agency within the Federal Reserve Board to regulate consumer financial products and services (including many offered by the Company’s customers), restricting debit card fees paid by merchants to issuer banks and allowing merchants to offer discounts for different payment methods. Network fees, such as the switch fees assessed by the Company’s STAR Network, also may be subject to regulatory oversight. The impact of the Dodd-Frank Act on the Company is difficult to estimate, in part because regulations need to be developed by the Federal Reserve Board, with respect to interchange fees, and by the newly created Bureau of Consumer Financial Protection, with respect to consumer financial products and services. The Federal Reserve Board also needs to develop regulations for approval by the Financial Stability Oversight Council with respect to criteria for, and additional oversight of, certain systemically important financial institutions. At this point it is unclear as to whether the Company would be subject to additional oversight or what such oversight may entail. Each of the proposed regulations may adversely affect the Company’s business or operations, directly or indirectly (if, for example, the Company’s customers’ business and operations are adversely affected). In addition, an inadvertent failure by the Company to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage the Company’s reputation or brands. Furthermore, the Company is subject to tax laws in each jurisdiction where it does business. Changes in tax laws or their interpretations could decrease the value of revenues the Company receives, the value of tax loss carryforwards and tax credits recorded on the Company’s balance sheet and the amount of the Company’s cash flow and have a material adverse impact on the Company’s business.

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

As of December 31, 2010, the Company had $11.95 billion aggregate principal amount of variable rate long-term indebtedness, of which interest rate swaps fix the interest rate on $5 billion in notional amount. As a result, as of December 31, 2010, the impact of a 100 basis point increase in interest rates would increase the Company’s annual interest expense by approximately $70 million. See the discussion of the Company’s interest rate swap transactions in Note 6 to the Company’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

As of December 31, 2010, the Company and its subsidiaries owned or leased approximately 76 domestic properties and approximately 86 international properties. These facilities are used for operational, sales and administrative purposes, and are substantially all currently being utilized.

	Leased Facilities		Owned Facilities
	No.	Sq. Ft.	No.	Sq. Ft.
Facilities in the United States
Retail and Alliance Services	27	1,022,530	5	623,280
Financial Services	24	796,072	12	1,825,919
All Other and Corporate	6	593,387	2	140,600

International Facilities
Retail and Alliance Services	1	2,250	—	—
International	78	1,184,017	7	453,602

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

On August 3, 2007, Concord filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims. On March 24, 2008, the Court entered an order granting the defendants’ motions for partial summary judgment. On February 2, 2009, the plaintiffs filed a Second Amended Complaint and on April 6, 2009, the defendants filed a Motion to Dismiss the Second Amended Complaint. On September 4, 2009, the Court entered an order dismissing the Second Amended Complaint and, on October 16, 2009, the plaintiffs filed a Third Amended Complaint. The defendants filed a motion to dismiss the Third Amended Complaint on November 13, 2009. On June 21, 2010, the Court partially dismissed plaintiffs’ Third Amended Complaint and ordered the parties to brief a summary judgment on an alternative claim by plaintiffs. On September 16, 2010, the Court entered an order granting defendants’ motion for summary judgment, dismissing all of the claims against the defendants except for the claims for equitable relief. The Court granted judgment in favor of the defendants, dismissing the case on September 17, 2010. On October 14, 2010, the plaintiffs appealed the summary judgment.

The Company believes the complaints are without merit and intends to vigorously defend them.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s common stock. The Company had one record holder of common stock on March 1, 2011, and no equity securities of the Company are authorized for issuance under any equity compensation plan.

In 2010, the Company paid five dividends that totaled $14.9 million. The senior secured revolving credit facility, senior secured term loan facility, and the indentures for the senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior notes, senior PIK notes and senior subordinated notes limit the Company’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 12 to the accompanying financial statements included in Item 8 of this Form 10-K.

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

The Company classified Western Union, Primary Payment Systems, IDLogix and Taxware as discontinued operations in 2006. Amounts below include acquisitions since the date acquired.

In 2008, the Company changed to a classified balance sheet presentation. Balance sheet data for 2007 and 2006 have been adjusted to conform to this presentation. All results are in millions, or as otherwise noted.

	Successor				Predecessor
	Year ended December 31,			Period from September 25,	Period from January 1,	Year ended December 31,
				2007 through December 31, 2007	2007 through September 24, 2007
	2010	2009	2008			2006
Statement of operations data:
Revenues	$10,380.4	$9,313.8	$8,811.3	$2,278.5	$5,772.9	$7,076.4
Operating expenses (a)	9,782.2	8,869.3	8,032.6	2,123.7	5,209.2	5,990.9
Other operating expenses (b)(c)	81.5	289.7	3,255.6	(0.2)	23.3	5.0
Interest expense	(1,796.6)	(1,796.4)	(1,964.9)	(584.7)	(103.6)	(248.0)
Net (loss) income from continuing operations (c)	(846.9)	(1,014.6)	(3,608.0)	(262.9)	569.7	990.0
Depreciation and amortization (d)	1,526.0	1,553.8	1,559.6	427.2	540.2	700.8

Balance sheet data (at year-end):
Total assets	$37,544.1	$39,735.4	$38,176.1	$52,509.3		$34,565.8
Total current and long-term settlement assets	7,059.1	7,351.0	8,662.9	18,228.4		19,149.8
Total liabilities	33,456.1	34,408.4	35,773.8	45,609.2		24,312.7
Settlement obligations	7,058.9	7,394.7	8,680.6	18,228.4		19,166.5
Long-term borrowings	22,438.8	22,304.9	22,075.2	21,953.5		2,294.3
Other long-term liabilities (e)	2,153.3	2,648.3	2,920.6	3,306.2		1,098.3
Redeemable noncontrolling interests	28.1	226.9	—	—		—
Total equity	4,059.9	5,100.1	2,402.3	6,900.1		10,253.1

(a)	Operating expenses include Cost of services; Cost of products sold; Selling, general and administrative; Reimbursable debit network fees, postage and other; and Depreciation and amortization.
(b)	Other operating expenses include Restructuring, net; Impairments; Litigation and regulatory settlements; and Other charges.

(c)	Includes a goodwill impairment charge in 2008 of $3.2 billion (pretax).
(d)	Includes amortization of initial payments for new contracts, which is recorded as a contra-revenue within “Transaction and processing service fees” and amortization related to equity method investments, which is netted within “Equity earnings in affiliates” in the Consolidated Statements of Operations.
(e)	Other long-term liabilities includes Long-term deferred tax liabilities.

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

Banc of America Merchant Services, LLC. On June 26, 2009, Bank of America N.A. (“BofA”) and the Company, together with Rockmount Investments, LLC (“Rockmount”), an investment vehicle controlled by a third-party investor, formed a new company, Banc of America Merchant Services, LLC (“BAMS”). BAMS provides clients with a comprehensive suite of acquiring and processing payment products for credit and debit cards as well as merchant loyalty, prepaid, check and e-commerce solutions.

At the time of the formation, the Company owned a 48.45% direct voting interest in BAMS and BofA owned a 46.55% direct voting interest. The remaining stake in BAMS was a 5% non-voting interest held by Rockmount. The Company owned a 40% noncontrolling interest in Rockmount. In May 2010, the third party owning a controlling interest in Rockmount exercised a put right on Rockmount’s beneficial interest in BAMS requiring net cash payments from FDC of $213 million. The redemption amount was based on Rockmount’s capital account balance in BAMS immediately prior to the redemption with an additional adjustment paid by the Company and BofA based on the level of BAMS revenues for the trailing 12 month period ended March 31, 2010. After redemption by Rockmount, the Company owns 51% of BAMS and Bank of America N.A. owns 49%. The Company’s 51% direct voting interest in BAMS, together with its control of the management committee, which governs BAMS, provides the Company with a controlling financial interest in BAMS under the applicable accounting standards and rules and thus BAMS is consolidated by the Company and reported in its Retail and Alliance Services segment. BofA’s 49% interest in BAMS is presented as a noncontrolling interest component of total equity.

The formation of BAMS was accounted for by the Company as a sale of a noncontrolling interest in a subsidiary and a purchase business combination. The Company recorded a gain of approximately $33 million ($21 million, net of taxes), through adjustments to additional paid in capital and noncontrolling interest. The gain was not material because the assets comprising the most significant portion of the Company’s contribution were adjusted to fair value in the fourth quarter of 2008 in connection with the November 1, 2008 termination of the CPS alliance.

In the “Consolidated Results” below, the impact of the BAMS alliance prior to the anniversary of its formation will be quantified based on the contribution made by BofA as the assets contributed by the Company will continue to be discussed as part of the termination of the CPS alliance.

Regulatory reform. The payments industry has come under increased scrutiny from lawmakers and regulators. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in the United States. The Dodd-Frank Act will result in significant structural and other changes to the regulation of the financial services industry. Among other things, the Dodd-Frank Act imposes a new regulatory regime on card issuers by establishing a new executive agency within the Federal Reserve (known as the Consumer Financial Protection Bureau) to regulate consumer financial products and services (including many offered by the Company’s customers).

Separately, under the Dodd-Frank Act, debit interchange transaction fees that a card issuer or payment card network receives or charges for an electronic debit transaction will now be regulated by the Federal Reserve Board and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling transactions. The Federal Reserve Board must prescribe final regulations by April 21, 2011 to establish standards for determining debit interchange transaction fees, and regulations to ensure that network fees, such as the switch fees assessed by First Data’s STAR Network, are not used, directly or indirectly, to compensate card issuers with respect to electronic debit transactions and to circumvent or evade the interchange transaction fee restrictions. The Federal Reserve Board issued proposed rules on debit interchange regulation on December 16, 2010, and allowed a public comment period on the proposed rules that ended February 22, 2011. As part of the proposed rules, the Federal Reserve Board proposed two alternatives for calculating debit interchange rates both of which would cap debit interchange rates at $.12 per transaction. In addition, the Dodd-Frank Act requires the Federal Reserve Board to issue final regulations by July 21, 2011 to ban card issuers and payment card networks from entering into exclusivity arrangements for debit transaction network routing, and prohibit card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice. Finally, the Dodd-Frank Act provided two self-executing statutory provisions that became effective on July 22, 2010. The first provision allows merchants to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (while federal governmental entities and institutions of higher education may set maximum amounts for the acceptance of credit cards). The second provision allows merchants to provide discounts or incentives to entice consumers to pay with an alternative payment method, such as cash, checks or debit cards.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The impact of the Dodd-Frank Act on the Company is difficult to estimate, in part because regulations need to be developed by the Federal Reserve Board with respect to interchange fees, exclusive network arrangements, and merchant routing of electronic debit transactions, as well as by the new Consumer Financial Protection Bureau, with respect to consumer financial products and services.

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

Chase Paymentech Solutions and Wells Fargo Merchant Services. On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance relationship, CPS, which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the alliance. The new domestic owned and managed business was operated as part of the Company’s Retail and Alliance Services segment until, as noted under “Banc of America Merchant Services, LLC” above, the majority of the assets received by the Company from the termination of CPS were contributed to BAMS effective June 26, 2009. The Company continues to provide transaction processing and related services for certain merchants of the alliance that were allocated to JPMorgan Chase but are resident on the Company’s processing platforms. The Company historically accounted for its minority interest in the alliance under the equity method of accounting. Since November 1, 2008, the portion of CPS business received by the Company in the separation is reflected on a consolidated basis throughout the financial statements. In 2008 CPS comprised the vast majority of the “Equity earnings in affiliates” and the processing and other fees noted in footnote (a) on the face of the Consolidated Statements of Operations.

On December 31, 2008, the Company and Wells Fargo & Company (“WFB”) extended their merchant alliance relationship, Wells Fargo Merchant Services, LLC (“WFMS”) for five years beyond its previously contracted termination date through December 31, 2014. In connection with the agreement to extend WFMS, the Company sold 12.5% of the membership interests to WFB for cash consideration. This resulted in the Company and WFB owning 40% and 60% of WFMS, respectively, as of December 31, 2008. As a result of the transaction, the Company deconsolidated the WFMS balance sheet as of December 31, 2008 and began reflecting its remaining ownership interest as an equity method investment beginning January 1, 2009. In 2009, the Company’s share of WFMS’s earnings is reflected in the “Equity earnings in affiliates” line in the Consolidated Statements of Operations. In 2010 and 2009 WFMS comprised the majority of the “Equity earnings in affiliates” and the processing and other fees noted in footnote (a) on the face of the Consolidated Statements of Operations.

In comparing 2009 to 2008, the net impact of the termination of CPS and the deconsolidation of WFMS were offsetting in nature but resulted in net increases in consolidated revenues and expenses and net decreases in “Equity earnings in affiliates” due to the relative greater significance of CPS related balances. Net loss attributable to the Company was negatively impacted in 2009 compared to 2008 as the result of the WFMS membership interest sale referred to above but was generally unaffected by the structural changes for CPS. The combined impact of these transactions when comparing results for 2009 to 2008 is referred to as “the net impact of the CPS and WFMS alliance transactions” in the “Consolidated Results” discussion below.

Presentation. Effective January 1, 2010, Integrated Payment Systems (“IPS”) is being reported within All Other and Corporate. Results for 2009 and 2008 have been adjusted to reflect the change. Other amounts in 2009 and 2008 have been adjusted to conform to current year presentation.

Other. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. As allowed by the SEC, the Company’s policy is to not include in management’s assessment of internal controls the internal controls of acquired companies in the year of acquisition if the Company deems that an assessment could not be adequately accomplished in the normal course of business.

Segment Discussion

Retail and Alliance Services segment. The Retail and Alliance Services segment is comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards and checks. The segment’s merchant processing and acquiring services include authorization, transaction capture, settlement, chargeback handling and internet-based transaction processing and are the largest component of the segment’s revenue. A majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network (such as STAR or Interlink), or another payment network (such as Discover). Many of the segment’s services are offered through alliance arrangements. Financial results of the merchant alliance strategy appear both in the “Transaction and processing

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

service fees revenue” and “Equity earnings in affiliates” line items of the Consolidated Statements of Operations. The Company evaluates the Retail and Alliance Services segment based on the Company’s proportionate share of the results of these alliances. Refer to “Segment Results” below for a more detailed discussion.

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

In addition, Retail and Alliance Services provides check verification, settlement and guarantee services. The Company continues to see a decrease in the use of checks which negatively affects the Company’s check verification, settlement and guarantee business. The segment also manages prepaid stored-value card issuance and processing services (i.e. gift cards) for retailers and others.

Financial Services segment. The Financial Services segment provides issuer card and network solutions and payment management solutions for recurring bill payments. Financial Services also offers services to improve customer communications, billing, online banking and consumer bill payment. Issuer card and network solutions includes credit, retail and debit card processing, debit network services (including the STAR Network), and output services for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. Output services include statement and letter printing, embossing and mailing services. The segment also provides remittance processing services, information services and other payment services such as remote deposit, clearing services and processing for payments which occur in such forms as checks, ACH, wire transfer and stored-value cards. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting and network switching.

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

International segment. The International segment businesses provide the following services outside of the U.S.: credit, retail, debit and prepaid card processing, merchant acquiring and processing; ATM and point-of-sale (“POS”) processing, driving, acquiring and switching services; and card processing software. The primary service offerings of the International segment are substantially the same as those provided in the Retail and Alliance Services and Financial Services segments. The largest components of the segment’s revenue are fees for facilitating the merchant’s ability to accept credit, retail and debit cards by authorizing, capturing, and settling merchants’ credit, retail, debit, stored-value and loyalty card transactions as well as for transaction authorization and posting, network switching and account management.

All Other and Corporate. All Other and Corporate is comprised of the Company’s business units not included in the segments noted above, primarily its government services business and its official check business that is winding down, as well as the Company’s Corporate results.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Industry

The payments industry has come under increased scrutiny from lawmakers and regulators. As discussed above, in July 2010, the Dodd-Frank Act was signed into law. Such changes in laws and regulations could impact the Company’s operating results and financial condition.

Bank industry consolidation impacts existing and potential clients in FDC’s service areas. The Company’s alliance strategy could be impacted negatively as a result of such consolidations, especially where the banks involved are committed to merchant processing businesses that compete with the Company. Conversely, if an existing alliance bank partner acquires a new merchant business, this could result in such business being contributed to the alliance. Bank consolidation has led to an increasingly concentrated client base in the industry, resulting in a changing client mix for Financial Services as well as increased price compression. Bank consolidations impacted the Company, specifically the Financial Services and Retail and Alliance Services segments, during 2010 and 2009. In 2010 and 2009 the Financial Services segment was negatively impacted by the consolidation of JPMorgan Chase and Washington Mutual which is discussed in more detail in the “Segment Results” discussion below. The Retail and Alliance Services segment and Financial Services segment were positively impacted by The PNC Financial Services Group (“PNC”) and National City Corporation consolidation. If bank consolidations continue in 2011, the Company could be impacted positively or negatively depending on its relationship with the bank.

Components of Revenue and Expenses

The following briefly describes the components of operating revenues and expenses as presented in the Consolidated Statements of Operations. Descriptions of the revenue recognition policies are included in Note 1 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Transaction and processing service fees. Transaction and processing service fee revenue is comprised of fees related to merchant acquiring; check processing; credit, retail and debit card processing; output and remittance processing; and payment management services. Revenues are based on a per transaction fee, a percentage of dollar volume processed, accounts on file or some combination thereof. These revenues represent approximately 60% of FDC’s 2010 revenue and are most reflective of the Company’s core business performance. “Merchant related services” revenue is comprised primarily of fees charged to merchants and processing fees charged to alliances accounted for under the equity method. Merchant discount revenue from credit card and signature debit card transactions acquired from merchants is recorded net of interchange and assessments charged by the credit card associations. “Check services” revenues include check verification, settlement and guarantee fees which are charged on a per transaction basis or as a percentage of the face value of the check. “Card services” revenue related to credit and retail card processing is comprised primarily of fees charged to the client based on cardholder accounts on file, both active and inactive. “Card services” revenue for output services consists of fees for printing statements and letters and embossing plastics. Debit processing and network service fees included in “Card services” revenues are typically based on transaction volumes processed. “Other services” revenue includes all other types of transactional revenue not specifically related to the classifications noted above.

Product sales and other. Sales and leasing of POS devices in the Retail and Alliance Services and International segments are the primary drivers of this revenue component, providing a recurring revenue stream. This component also includes contract termination fees, royalty income and gain/loss from the sale of merchant portfolios, all of which occur less frequently but are considered a part of ongoing operations. Also included within this line item is revenue recognized from custom programming and system consulting services, software licensing and maintenance revenue generated primarily from the VisionPLUS software in the International segment, software licensing and maintenance revenue in All Other and Corporate and investment income generated by invested settlement assets, realized net gains and losses and, if applicable, impairment losses from such assets within the Retail and Alliance Services, Financial Services and International segments and All Other and Corporate. This revenue is recorded net of official check agents’ commissions.

Reimbursable debit network fees, postage and other. Debit network fees from PIN-debit card transactions acquired from merchants are recorded gross with the associated network fee recorded in the corresponding expense caption, principally within the Retail and Alliance Services segment. In addition, the reimbursable component and the offsetting expense caption include postage, telecommunications and similar costs that are passed through to customers principally within the Financial Services segment. Reimbursable debit network fees, postage and other revenue and the corresponding expense are not included in segment results.

Cost of services. This caption includes the costs directly associated with providing services to customers and includes the following: telecommunications costs, personnel and infrastructure costs to develop and maintain applications, operate computer networks and provide associated customer support, losses on check guarantee services and merchant chargebacks, and other operating expenses.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cost of products sold. These costs include those directly associated with product and software sales such as cost of POS devices, merchant terminal leasing costs and software licensing and maintenance costs.

Selling, general and administrative. This caption primarily consists of salaries, wages and related expenses paid to sales personnel, administrative employees and management as well as advertising and promotional costs and other selling expenses.

Depreciation and amortization. This caption consists of the Company’s depreciation and amortization expense. Excluded from this caption is the amortization of initial payments for contracts which is recorded as a contra-revenue within the “Transaction and processing services fees” line as well as amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line.

Results of Operations

The following discussion for both consolidated results and segment results are for the year ended December 31, 2010 compared to the year ended December 31, 2009 as well as for the year ended December 31, 2009 compared to the year ended December 31, 2008. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

Consolidated results.

	Year ended December 31,			Percent Change

	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenues:
Transaction and processing service fees	$6,181.5	$5,788.9	$5,785.3	7%	0%
Product sales and other	809.3	796.7	925.3	2%	(14)%
Reimbursable debit network fees, postage and other	3,389.6	2,728.2	2,100.7	24%	30%

	10,380.4	9,313.8	8,811.3	11%	6%

Expenses:
Cost of services (exclusive of items shown below)	3,023.3	2,945.1	2,870.6	3%	3%
Cost of products sold	375.2	305.5	316.8	23%	(4)%
Selling, general and administrative	1,579.7	1,438.2	1,374.8	10%	5%
Reimbursable debit network fees, postage and other	3,389.6	2,728.2	2,100.7	24%	30%
Depreciation and amortization	1,414.4	1,452.3	1,369.7	(3)%	6%
Other operating expenses, net	81.5	289.7	3,255.6	*	*

	9,863.7	9,159.0	11,288.2	8%	(19)%

Interest income	7.8	11.7	26.0	(33)%	(55)%
Interest expense	(1,796.6)	(1,796.4)	(1,964.9)	0%	(9)%
Other income (expense) (a)	(15.9)	(61.3)	(14.4)	*	*
Income tax benefit	(323.8)	(578.8)	(699.2)	(44)%	(17)%
Equity earnings in affiliates	117.3	97.8	123.0	20%	(20)%

Net loss	(846.9)	(1,014.6)	(3,608.0)	(17)%	(72)%
Less: Net income attributable to noncontrolling interests	174.9	71.8	156.3	*	(54)%

Net loss attributable to First Data Corporation	$(1,021.8)	$(1,086.4)	$(3,764.3)	(6)%	(71)%

*	Calculation not meaningful.
(a)	Other income (expense) includes investment gains and (losses), derivative financial instruments gains and losses, divestitures, net, debt repayment gains and losses and non-operating foreign currency exchange gains and (losses).

The following provides highlights of revenue and expense growth on a consolidated basis while a more detailed discussion is included in the “Segment Results” section below.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Operating revenues overview.

Transaction and processing service fees. Revenue increased in 2010 compared to 2009 due to the incremental impact of the BAMS alliance, new sales, growth from existing clients and a card association fee increase that only benefited the third quarter of 2010. The incremental impact of the BAMS alliance benefited the transaction and processing service fees growth rate by 5 percentage points. Prepaid revenue also contributed to the increase due most significantly to higher transaction volumes within the payroll distribution program as well as an increase in card shipments to existing clients. Partially offsetting these increases were decreases due to price compression and lost business. The termination of services by Washington Mutual beginning in March 2009 negatively impacted the transaction and processing service fee growth rate by 1 percentage point.

Revenues remained flat in 2009 compared to 2008 due to the beneficial incremental impact of the BAMS alliance and the net impact of the CPS and WFMS alliance transactions in Merchant related services offset by a decrease due to the weakened economy, price compression, lost business and the impact of foreign exchange rate movements in all businesses. The incremental impact of the BAMS alliance and the net impact of the CPS and WFMS alliance transactions described above benefited the growth rate by 5 and 1 percentage points, respectively. Growth of existing clients and new business also benefited 2009 revenues compared to 2008.

Product sales and other. Revenue increased in 2010 compared to 2009 as a result of increased volumes due in part to increased terminal demand as a result of new regulations, increased sales to existing clients, new business and the incremental impact of the BAMS alliance. Partially offsetting these increases were decreases due to fewer contract termination fees recognized in 2010, lower investment income, lower royalty income and the divestiture of an international business. The contract termination fees received in 2009 and 2010 relate most significantly to the termination of services by a customer in the Financial Services segment and negatively impacted the product sales and other revenue growth rate by 3 percentage points in 2010 compared to 2009. The decrease in investment income is due to a $27.9 million impairment recognized in All Other and Corporate related to student loan auction rate securities (“SLARS”) and a decrease in settlement portfolio balances caused by the wind down of the official check business partially offset by decreased commission payments related to the retail money order business as a result of its transfer to The Western Union Company (“Western Union”) in October 2009.

Revenues decreased for 2009 compared to 2008 due most significantly to a decrease of approximately $76 million in royalty income reflected in All Other and Corporate and decreased investment income. Also contributing to the decrease were declines resulting from divested businesses as well as declines in equipment and terminal sales, primarily internationally. Partially offsetting the decrease in 2009 compared to 2008 was an increase due to contract termination fees recognized in 2009 related to the termination of services noted above. The recognition of contract termination fees positively impacted the product sales and other revenue growth rate in 2009 by 3 percentage points. The decrease in investment income in 2009 compared to 2008 resulted from lower market interest rates and a decrease in the IPS settlement portfolio balances caused by the wind-down of the official check and money order businesses. Earnings from the official check and money order business were more than offset by a decrease in commissions. Partially offsetting these decreases was a benefit in 2009 due to a $60.3 million impairment recognized in the third and fourth quarters of 2008 (related to the SLARS and other investments).

Reimbursable debit network fees, postage and other. Revenue and expense increased in 2010 compared to 2009 due to an increase in debit network fees as a result of growth of personal identification number (“PIN”)-debit transaction volumes as well as rate increases imposed by the debit networks. Also contributing to the increase in revenue and expense for 2010 compared to 2009 is the incremental impact of the BAMS alliance which benefited the reimbursable debit network fees, postage and other growth rate by 9 percentage points. Partially offsetting these increases was a decrease in postage due to a decrease in print and plastic volumes as a result of the termination of services discussed above. The termination of services impacted the reimbursable debit network fees, postage and other revenue growth rates by 2 percentage points.

Revenues and expense increased in 2009 compared to 2008 most significantly due to the incremental impact of the BAMS alliance and the net impact of the CPS and WFMS alliance transactions described above which benefited the reimbursable debit network fees, postage and other growth rate by 11 and 19 percentage points, respectively. Also contributing to the increase was continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks and an increase in postage rates. Partially offsetting these increases was a decrease in print and plastic volumes as a result of the termination of services discussed above as well as the reduction in the number of accounts and account activity due to adverse economic conditions. The termination of services impacted the reimbursable debit network fees, postage and other revenue growth rate by 3 percentage points.

Operating expenses overview.

        Cost of services. The increase in expenses in 2010 compared to 2009 was due most significantly to the incremental third-party processing fees related to the BAMS alliance and higher incentive compensation expense. The increase in incentive compensation expense for 2010 compared to 2009 impacted the cost of services growth rate by 1 percentage point. Partially offsetting the increases was a decrease in employee related expenses as a result of reduced headcount.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Expenses increased for 2009 compared to 2008 due to the incremental impact of the BAMS alliance, the net impact of the CPS and WFMS alliance transactions and increases in expenses related to platform development. Partially offsetting these increases were decreases due most significantly to decreases in employee related expenses as a result of lower incentive compensation which impacted the cost of services growth rate by 1 percentage point. Employee related expenses were also lower due to reduced headcount. Cost of services, as a percentage of transaction and processing service fee revenue, increased slightly in 2009 compared to 2008 as a result of the items noted above.

Cost of products sold. Expenses increased in 2010 compared to 2009 due to an increase in terminal sales partly due to new regulations, new sales and increased sales to existing customers as well as a write-off of international leasing receivables incorrectly recognized in prior years and the write-off of international terminal inventory.

Expenses decreased in 2009 compared to 2008 due principally to decreases in International equipment and terminal sales partially offset by an increase in domestic terminal costs due to the incremental impact of the BAMS alliance and replacement of outdated terminals as well as increased credit losses due to a higher level of merchant failures and bankruptcy filings resulting from challenges in the economic environment.

Selling, general and administrative. The increase in selling, general and administrative expenses in 2010 compared to 2009 was due to higher incentive compensation expense and an increase in payments made to independent sales organizations (“ISO’s”) due to the Company increasing the number of ISO’s and growth in ISO transaction volumes. The increase in payments made to ISO’s impacted the selling, general and administrative expenses growth rate by 6 percentage points. Higher incentive compensation expenses impacted the selling, general and administrative expenses growth rate by 2 percentage points when comparing 2010 to 2009. Higher employee related expenses (part of which resulted from employees assumed as part of the BAMS alliance transaction) also impacted the growth rate by 2 percentage points.

Expenses increased in 2009 compared to 2008 due to an increase in expenses associated with payments to ISO’s most significantly as a result of the portion of the CPS alliance received by the Company upon termination which impacted the selling, general and administrative growth rate by 8 percentage points. Also contributing to the increase in 2009 were increased expenses due to the formation of the BAMS alliance. Partially offsetting this increase was a decrease due most significantly to lower compensation expense as a result of reduced headcount as well as lower incentive compensation which impacted the selling, general and administrative growth rate by 1 percentage point. Also contributing to the decrease were foreign currency exchange rate movements and lower legal and professional fees related to the settlement of certain litigation in 2008. Selling, general and administrative expenses, as a percentage of transaction and processing service fee revenue, increased slightly in 2009 compared to 2008 as a result of the items noted above.

Depreciation and Amortization. Expense decreased in 2010 compared to 2009 due to amortization of certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in prior periods. Also contributing is accelerated amortization recorded in 2009 related to intangible assets associated with the termination of services noted above. These decreases are partially offset by increases due to newly capitalized assets and assets associated with the BAMS alliance.

Expenses increased in 2009 compared to 2008 due most significantly to the net impact of amortization associated with the CPS and WFMS alliance transactions and the BAMS alliance noted above as well as an increase due to newly capitalized assets. In addition, amortization expense increased as a result of accelerated amortization recorded in second quarter 2009 related to intangible assets associated with the contract termination in the Financial Services segment. These increases were partially offset by less amortization on certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in prior periods.

Other operating expenses, net. Other operating expenses related to restructuring, impairments, litigation and regulatory settlements and other are presented on the Consolidated Statements of Operations under those respective descriptions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2010 Activities.

Year ended December 31, 2010	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	$(20.3)	$(11.3)	$(28.2)	$(27.7)	$(87.5)
Restructuring accrual reversals	0.7	0.8	10.9	3.1	15.5
Impairments	(1.6)	—	(9.9)	—	(11.5)
Litigation and regulatory settlements	—	2.0	—	—	2.0

Total pretax charge, net of reversals	$(21.2)	$(8.5)	$(27.2)	$(24.6)	$(81.5)

The 2010 restructurings resulted from the elimination of management and other positions, approximately 1,200 employees, as part of the Company aligning the business with strategic objectives as well as domestic site consolidations and the reorganization of executive officers. Similar initiatives are expected to occur in future periods resulting in additional restructuring charges. Partially offsetting the charges were reversals of excess 2008 and 2009 restructuring accruals as well as reversals resulting from the refinement of 2010 estimates. The Company estimates cost savings resulting from the 2010 restructuring activities to be approximately $111 million on an annual basis.

In the fourth quarter of 2010, within Retail and Alliance Services, the Company recorded approximately $1.6 million in impairment charges related to other intangibles. Also during the fourth quarter of 2010, the Company recorded approximately $9.9 million in asset impairment charges related to the International segment. Approximately $6.2 million of the total impairment occurred because the Company did not complete a software project and determined that there are no likely alternative uses for the software. The remaining $3.7 million of impairment charges resulted from the write off of assets the Company determined have no future use or value.

The following table summarizes the Company’s utilization of restructuring accruals, excluding merger related restructuring charges, for the years ended December 31, 2009 and 2010 (in millions):

	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2009	$11.1	$—
Expense provision	101.6	0.5
Cash payments and other	(44.9)	(0.3)
Changes in estimates	(9.3)	—

Remaining accrual as of December 31, 2009	58.5	0.2
Expense provision	86.7	0.6
Cash payments and other	(91.2)	(0.4)
Changes in estimates	(15.3)	(0.2)

Remaining accrual as of December 31, 2010	$38.7	$0.2

2009 Activities.

	Pretax Benefit (Charge)
Year ended December 31, 2009	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Divested Operations	Totals
	(in millions)
Restructuring charges	$(15.9)	$(14.5)	$(49.2)	$(22.0)	$(0.5)	$(102.1)
Restructuring accrual reversals	4.2	1.7	2.9	0.5	—	9.3
Impairments	—	—	(131.9)	(53.2)	—	(185.1)
Litigation and regulatory settlements	—	(14.5)	—	2.7	—	(11.8)

Total pretax charge, net of reversals	$(11.7)	$(27.3)	$(178.2)	$(72.0)	$(0.5)	$(289.7)

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

In the fourth quarter of 2009, domestically, the Company recorded a $33 million impairment charge related to customer contracts, a $17 million goodwill impairment charge and a $3 million software impairment charge related to the Information Services reporting unit. The significant factor that drove most of the impairment was lower projections of financial results as compared to those used in the 2008 impairment testing.

In the fourth quarter of 2009, the Company recorded $124 million in asset impairment charges related to the International reporting unit and segment. Approximately $64 million of the total impairment charge related to the Company’s business in Germany and was allocated to impair the value of customer contracts and real property by approximately $58 million and $6 million, respectively. The impairment occurred because of the deterioration of profitability on existing business, higher risk of revenue attrition in future years and lower projections of financial results compared to those used in prior periods. Approximately $47 million of the total impairment charge related to impairment of customer contracts associated with the Company’s card-issuing business in the United Kingdom. The impairment occurred because of negative cash flow in the existing business and lower projections of financial results compared to those used in prior periods. The remaining $13 million of impairment charges related to a trade name in Canada, customer contracts in Brazil and Ireland and software.

During the third quarter of 2009, the Company recorded a charge of $7.7 million related to an intangible asset impairment within the International segment resulting from continuing and projected losses combined with a change in business strategy related to an existing business.

The Company followed a discounted cash flow approach in estimating the fair value of the affected asset groups and individual intangible assets within those groups. Discount rates were determined on a market participant basis. In certain situations, the Company relied in part on a third-party valuation firm in determining the appropriate discount rates. A relatively small change in these inputs would have had an immaterial impact on the impairments. The Company obtained an appraisal from a third-party brokerage firm to assist in estimating the value of real property in Germany. All key assumptions and valuations were determined by and are the responsibility of management.

In 2009, the Company recorded anticipated settlements of several matters within the Financial Services segment. In the first and second quarters of 2010, the Company released $2.0 million related to these settlements.

2008 Activities.

	Pretax Benefit (Charge)
Year ended December 31, 2008	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Divested Operations	Totals
	(in millions)
Restructuring charges	$(7.2)	$(13.2)	—	—	—	$(20.4)
Restructuring accrual reversals	0.7	7.6	—	—	$0.1	8.4
Impairments	(1,106.5)	(1,396.0)	$(376.2)	$(160.7)	(204.2)	(3,243.6)

Total pretax charge, net of reversals	$(1,113.0)	$(1,401.6)	$(376.2)	$(160.7)	$(204.1)	$(3,255.6)

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

In the fourth quarter of 2008, the Company recorded a $3.2 billion goodwill impairment charge. Every reporting unit had an impairment charge representing a percentage of goodwill ranging from a small charge for one reporting unit to all of the goodwill at two small reporting units. During the fourth quarter and in connection with the deterioration in general global economic conditions, the Company experienced a decrease in its operating results. These operating results caused the Company to reassess its near and long-term projections as part of its annual budgeting process. The Company followed a discounted cash flow approach in estimating the fair value of the reporting units and intangible assets consistent with the approach used to allocate the purchase price of the merger. The significant factors that drove most of the impairment were higher discount rates and revised projections of financial

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

results as compared to those used to allocate the purchase price of the merger with an affiliate of Kohlberg Kravis and Roberts (“KKR”) in 2007. Also during 2008, the Company recorded a charge related to an asset impairment associated with the Company’s subsidiary, Peace Software (“Peace”), included within divested operations. The impairment occurred because of the deterioration of profitability on existing business and Peace’s limited success in attracting new clients. This resulted in the Company recording an impairment of $29.9 million of the goodwill and intangible assets associated with this business which was reported in the “Impairments” line item of the Consolidated Statements of Operations. The Company sold Peace in October of 2008.

Interest income. Interest income in 2010 decreased compared to 2009 due to lower interest rates and a decrease in cash balances. Interest income in 2009 decreased compared to 2008 due to the same factors.

Interest expense. Interest expense remained flat in 2010 compared to 2009 while interest expense decreased in 2009 compared to 2008 due to lower average interest rates on variable rate debt in 2009. Also contributing to the decrease in 2009 compared to 2008 were interest rate swaps that no longer qualified for hedge accounting beginning in 2009. Partially offsetting these decreases was an increase due to higher average balances (approximately $22,609.8 million as of December 31, 2009 which is slightly higher than the debt balances as of December 31, 2008) as well as higher interest rates on the Company’s senior unsecured debt in 2009 as the result of amendments to such debt in June 2008. The mark-to-market adjustments for interest rate swaps that do not qualify for hedge accounting as well as interest rate swap ineffectiveness are recorded in the “Other income (expense)” line item of the Consolidated Statement of Operations and totaled charges of $67.9 million, $64.3 million and $16.0 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

Other income (expense).

	Year ended December 31,

	2010	2009	2008
Investment gains	$2.5	$3.0	$21.1
Derivative financial instruments losses	(58.3)	(67.4)	(12.9)
Divestitures, net	18.7	(12.9)	(8.5)
Debt repayment gains	—	—	7.0
Non-operating foreign currency gains and (losses)	21.2	10.5	(21.1)
Other	—	5.5	—

Other income (expense)	$(15.9)	$(61.3)	$(14.4)

Investment gains and (losses). The 2008 investment gains and losses resulted from the recognition of a gain related to the sale of MasterCard stock in the Retail and Alliance Services and International segments and a gain on the sale of investment securities within the Financial Services segment partially offset by a loss resulting from a money market investment impairment.

Derivative financial instruments gains and (losses). The net losses in 2010 and 2009 were due most significantly to the mark-to-market adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges as well as the impact of payments on interest rate swaps that do not qualify as accounting hedges.

The derivative financial instruments loss in 2008 related most significantly to $16.0 million of charges for ineffectiveness from interest rate swaps that were designated as accounting hedges but were not perfectly effective partially offset by miscellaneous individually insignificant items.

Divestitures, net. The 2010 gain related most significantly to a contingent payment received in connection with the Company’s November 2009 sale of a merchant acquiring business in Canada. The loss in 2009 resulted from the Company selling its debit and credit card issuing and acquiring processing business in Austria in August 2009. The loss is partially offset by a gain related to the sale of a merchant acquiring business in Canada in November 2009. During 2008, the Company recognized a loss related to a divestiture of a business within the International segment. The Company also recognized a pretax loss of $3.8 million resulting from the sale of 12.5% of its membership interest in Wells Fargo Merchant Services, LLC discussed above in “Overview”.

Debt repayment gains and losses. The 2008 debt repayment gain related to the early repayment of long-term debt at a discount from the principal amount.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Non-operating foreign currency gains and (losses). For the years ended December 31, 2010, 2009 and 2008 net non-operating foreign currency exchange gains and losses related to the mark-to-market of the Company’s intercompany loans and the euro-denominated debt.

Income taxes. The Company’s effective tax rates on pretax income (loss) were tax benefits of 27.7% in 2010, 36.3% in 2009, and 16.2% in 2008. The calculation of the effective tax rate includes most of the equity earnings in affiliates in pretax income because this item relates principally to entities that are considered pass-through entities for income tax purposes.

The effective tax rate benefit in 2010 was less than the statutory rate primarily due to an increase in the Company’s valuation allowance against foreign tax credits (discussed below). This negative adjustment was partially offset by state tax benefits, net income attributable to noncontrolling interests for which there was no tax expense provided and a decrease in the Company’s liability for unrecognized tax benefits.

The effective tax rate benefit in 2009 was greater than the statutory rate due primarily to state tax benefits, lower tax earnings and profits than book income for foreign entities and net income attributable to noncontrolling interests for pass through entities for which there was no tax expense provided. These positive adjustments were partially offset by an increase in the Company’s liability for unrecognized tax benefits and an increase in the valuation allowance established against certain state and foreign net operating losses.

The effective tax rate benefit in 2008 was less than the statutory rate due primarily to the non-deductibility of most of the goodwill impairment expense recorded in the fourth quarter of 2008. Partially offsetting the tax disallowance of the goodwill impairment was the release of a valuation allowance against foreign tax credits established since consummation of the merger with an affiliate of KKR in 2007.

Subsequent to the merger and as part of the First Data Holdings, Inc. (“Holdings”) consolidated federal group and consolidated, combined or unitary state groups for income tax purposes, the Company has been and continues to be in a tax net operating loss position. The Company currently anticipates being able to utilize in the future most of its existing federal and state net operating loss carryforwards due to the existence of significant deferred tax liabilities established in connection with purchase accounting for the merger. Accordingly, the Company has not established valuation allowances against most of such loss carryforwards. The Company, however, may not be able to record a benefit related to losses in certain states and foreign countries, requiring the establishment of valuation allowances.

Despite the net operating loss position discussed above, the Company continues to incur income taxes in states for which it files returns on a separate entity basis and in certain foreign countries. Generally, these foreign income taxes would result in a foreign tax credit in the U.S. to the extent of any U.S. income taxes on the income upon repatriation. However, on August 10, 2010, federal legislation was enacted which included a tax change that adversely affects the Company’s ability to utilize foreign tax credits recorded on the Company’s balance sheet. As a result, the company recorded a valuation allowance against foreign tax credits of approximately $182 million during the third and fourth quarters of 2010. This valuation allowance will increase over time as foreign taxes are accrued, and will have a continuing adverse impact on the Company’s effective tax rate in the future. The tax law change will also have an adverse impact on the Company’s cash flow in future periods, when and as the Company would be in a position to utilize foreign tax credits.

During the year ended December 31, 2010, the Company’s liability for unrecognized tax benefits was reduced by $39 million upon the closure of the 2002 federal tax year and after negotiating settlements with the IRS regarding specific contested issues in the 2003 and 2004 federal tax years. The liability for the interest accrued on the unrecognized tax benefits of $17 million and the contra-liability for the federal benefit on state income taxes of $1 million were reduced at the same time. The total $55 million reduction in liabilities was recorded through a $43 million decrease to tax expense and a $12 million increase to deferred tax liabilities. As of December 31, 2010, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $57 million within the next twelve months as the result of the possible closure of its 2003 and 2004 federal tax years, potential settlements with certain states and the lapse of the statute of limitations in various state jurisdictions. The potential decrease relates to various federal and state tax benefits including research and experimentation credits and certain amortization, loss and stock warrant deductions.

The IRS completed its examination of the U.S. federal consolidated income tax returns of the Company for 2003 and 2004 and issued a Notice of Deficiency (the “Notice”) in December 2008. The Notice claims that the Company and its subsidiaries, which included Western Union during the years at issue, owe significant additional taxes, interest and penalties with respect to a variety of adjustments. The Company and Western Union agree with several of the adjustments in the Notice. Additionally, during 2010 the IRS conceded certain of the adjustments. As to the adjustments that remain in dispute, for 2003 such issues represent total taxes and

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

penalties allegedly due of approximately $31 million, of which $8 million relates to the Company and $23 million relates to Western Union, and for 2004 such issues represent total taxes and penalties allegedly due of approximately $91 million, all of which relates to Western Union. The Company estimates that the total interest due (pretax) on such amounts for both years is approximately $53 million through December 31, 2010, of which $4 million relates to the Company and $49 million relates to Western Union. As to the disputed issues, the Company and Western Union are contesting the asserted deficiencies in U.S. Tax Court; however, in the fourth quarter of 2010 all disputed issues were assigned to IRS Appeals and currently are being reviewed in that forum for possible resolution. The Company believes that it has adequately reserved for its disputed issues and final resolution of those issues will not have a material adverse effect on its financial position or results of operations.

Under the Tax Allocation Agreement executed at the time of the spin-off of Western Union on September 29, 2006, Western Union is responsible for and must indemnify the Company against all taxes, interest and penalties that relate to Western Union for periods prior to the spin-off date, including the amounts asserted in the Notice as described above. If Western Union were to agree to or be finally determined to owe any amounts for such periods but were to default in its indemnification obligation under the Tax Allocation Agreement, the Company as parent of the tax group during such periods generally would be required to pay the amounts to the relevant tax authority, resulting in a potentially material adverse effect on the Company’s financial position and results of operations. As of December 31, 2010, the Company had approximately $130 million of uncertain income tax liabilities recorded related to Western Union for periods prior to the spin-off date. The Company has recorded a corresponding account receivable of equal amount from Western Union, which is included as a long-term account receivable in the “Other long-term assets” line of the Company’s Consolidated Balance Sheets, reflecting the indemnification obligation. The uncertain income tax liabilities and corresponding receivable are based on information provided by Western Union regarding its tax contingency reserves for periods prior to the spin-off date. There is no assurance that a Western Union-related issue raised by the IRS or other tax authority will be finally resolved at a cost not in excess of the amount reserved and reflected in the Company’s uncertain income tax liabilities and corresponding receivable from Western Union.

Equity earnings in affiliates. Equity earnings in affiliates increased in 2010 compared to 2009 due to volume growth associated with the Company’s merchant alliances. Equity earnings in affiliates decreased in 2009 compared to 2008 due to the net impact of the CPS and WFMS alliance transactions described above.

Net income attributable to noncontrolling interests. Most of the net income attributable to noncontrolling interests relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests increased in 2010 compared to 2009 due to the formation of the BAMS alliance.

Net income attributable to noncontrolling interests decreased in 2009 compared to 2008 due to the deconsolidation of the alliance with Wells Fargo at December 31, 2008 upon sale of part of the Company’s interest in the alliance discussed in “Overview” above. Partially offsetting this decrease was an increase due to the formation of the BAMS alliance beginning in June 2009.

Segment results. FDC classifies its businesses into three segments: Retail and Alliance Services, Financial Services and International. All Other and Corporate is not discussed separately as its results that had a significant impact on operating results are discussed in the “Consolidated Results” discussion above.

The results of divested businesses are excluded from segment results. The Company sold a merchant acquiring business in Canada, a debit and credit card issuing and acquiring processing business in Austria and Active Business Services, Ltd, all reported within the International segment, in November 2009, August 2009 and July 2008, respectively, and Peace Software, reported within the Financial Services segment, in October 2008. The International and Financial Services performance measures have been adjusted for 2009 and 2008 to exclude the results of divested businesses. Retail and Alliance Services segment performance measures have been adjusted for 2008 to reflect the sale of 12.5% of the Company’s ownership interest in the Wells Fargo Merchant Services alliance that occurred on December 31, 2008.

The business segment measurements provided to and evaluated by the chief operating decision maker are computed in accordance with the following principles:

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

•

cost of data center technology and savings initiatives are excluded and represent implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expenses related to the reorganization of global application development resources, expenses associated with domestic data center consolidation initiatives and planned workforce reduction expenses, expenses related to the conversion of certain BAMS merchant clients onto First Data platforms, as well as certain platform development and other costs directly associated with the termination of the CPS alliance, all of which are considered nonrecurring projects (excludes costs accrued in purchase accounting);

•

debt issuance costs are excluded and represent costs associated with issuing debt and modifying the Company’s debt structure as well as costs associated with the issuance of debt related to the merger with an affiliate of KKR in 2007;

•

KKR related items are excluded and represent items related to the merger with an affiliate of KKR primarily resulting from annual sponsor fees for management, consulting, financial and other advisory services and the effect of purchase accounting associated with the merger on EBITDA which is primarily the result of revenue recognition adjustments.

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

Retail and Alliance Services segment results.

(in millions)	Year ended December 31,			Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenues:
Transaction and processing service fees	$2,923.9	$2,720.1	$2,894.2	7%	(6)%
Product sales and other	390.9	342.7	383.0	14%	(11)%

Segment revenue	$3,314.8	$3,062.8	$3,277.2	8%	(7)%

Segment EBITDA	$1,322.3	$1,193.5	$1,407.8	11%	(15)%
Segment Margin	40%	39%	43%	1pt	(4)pts

Key indicators:
Domestic merchant transactions (a)	34,604.9	28,257.8	26,856.9	22%	5%

(a)

Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the POS. Domestic merchant transactions for 2008 include

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

100% of the CPS alliance transactions through the November 1, 2008 termination date. Subsequent to the termination of the alliance, domestic merchant transactions include transactions related to the Company’s 49% proportionate share of the alliance’s assets rather than 100% of alliance activity. In addition, domestic merchant transactions include activity for JPMorgan Chase merchants that continue to process on the Company’s platforms. The domestic merchant transactions continue to reflect all WFMS alliance transactions despite the deconsolidation described above. Domestic merchant transactions for 2009 and 2010 also include all of the transactions related to merchants contributed by BofA to the BAMS alliance since the alliance was formed on June 26, 2009.

Transaction and processing service fees revenue.

(in millions)	Year ended December 31,			Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Acquiring revenue	$2,169.7	$2,075.2	$2,160.7	5%	(4)%
Check processing revenue	370.7	358.3	380.2	3%	(6)%
Prepaid revenue	263.2	214.4	228.6	23%	(6)%
Processing fees and other revenue from alliance partners	120.3	72.2	124.7	67%	(42)%

Total transaction and processing service fees revenue	$2,923.9	$2,720.1	$2,894.2	7%	(6)%

Acquiring revenue. Acquiring revenue increased in 2010 compared to 2009 due to increases in merchant transaction and dollar volumes, new sales and a card association fee increase which only benefited the third quarter of 2010. Partially offsetting these increases were merchant attrition and price compression. The card association fee increase noted above benefited the acquiring revenue growth rate in 2010 by 1 percentage point. Price compression remains within the Company’s historical three to five percent range.

Acquiring revenue decreased in 2009 compared to 2008 due to economic weakness and resulting changes in consumer spending patterns, merchant attrition, and price compression. The changes in spending patterns in 2009 compared to 2008 resulted in a decrease to the average ticket size of signature based transactions and a shift from smaller, more profitable merchants to national discounters and wholesalers. Price compression in 2009 was within the Company’s historical three to five percentage range. Also in 2009, the Company experienced a shift from credit card usage to the use of PIN debit cards resulting in less revenue per transaction. These effects were partly offset by increased transaction volume, new sales and higher fee-related income.

Transactions are not comparable year over year due to the items noted in (a) above. Transaction growth outpaced revenue growth for the periods presented as a result of a greater proportion of growth being driven by national merchants and merchants affiliated with ISO’s rather than the more profitable regional merchants which caused lower revenue per transaction. Changes in consumer spending patterns and new national business in 2010 resulted in a decrease to the average ticket size of signature based transactions but a slightly higher transaction mix towards such transactions in 2010 compared to 2009. As electronic transactions continue to penetrate smaller ticket industries, such as quick service restaurants and similar merchants, and consumers become more comfortable making smaller ticket purchases electronically, average ticket mix could change over time. The difference between transaction growth and revenue growth in 2009 compared to 2008 was also impacted by adverse economic conditions including lower average ticket size. Credit and signature based debit transaction growth slightly outpaced PIN-debit transaction growth in 2010 versus 2009.

Check processing revenue. Check processing revenue increased in 2010 versus 2009 due most significantly to new business in 2010, mostly national merchants. Partially offsetting the increase were lower overall check volumes from existing customers and merchant attrition, primarily regional merchants.

Check processing revenue decreased in 2009 compared to 2008 resulting from a decrease in overall check volumes, particularly with the regional merchants, and, to a lesser extent, a shift in transactions to national merchants which have lower processing revenue due to volume.

Prepaid revenue. Prepaid revenue increased in 2010 compared to 2009 most significantly due to higher transaction volumes within the payroll distribution program as well as an increase in card shipments to existing clients.

Prepaid revenue decreased in 2009 compared to 2008 due to transaction volume and card shipment declines as a result of an adverse economy. Partially offsetting the decrease was an increase due to new business.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Processing fees and other revenue from alliance partners. The increase in processing fees and other revenue from alliance partners in 2010 compared to 2009 resulted most significantly from the processing fees related to the BAMS alliance as well as increased transactions and rate increases. The decrease in processing fees and other revenue from alliance partners in 2009 versus 2008 was due to the termination of the CPS alliance partially offset by processing fees related to the BAMS alliance.

Product sales and other revenue. Product sales and other revenue increased in 2010 versus 2009 mainly resulting from increased volumes due in part to increased demand for terminals as a result of new regulations, increased sales to existing clients and new business. Product sales and other revenue decreased in 2009 compared to 2008 due to a decrease in investment income.

Segment EBITDA. The impact of the revenue items noted above contributed to the increase in the Retail and Alliance Services segment EBITDA in 2010 compared to 2009. The card association fee increase noted above benefited the segment EBITDA growth rate in 2010 versus 2009 by 2 percentage points. Also contributing to the increase in segment EBITDA in 2010 compared to 2009 were decreased credit losses due to a lower level of merchant delinquencies as well as a decrease in net check warranty expense driven by improvements in collection rates. Partially offsetting the increases were decreases due to higher operational and technology costs, higher incentive compensation accruals and fees paid for processing transactions associated with merchants contributed to BAMS by BofA. The negative impact resulting from third-party processing fees will gradually reverse over time as the Company converts merchants to its platform. Higher incentive compensation impacted the segment EBITDA growth rate in 2010 by 1 percentage point.

In addition to the impact of the items noted above in the revenue discussion, Retail and Alliance Services segment EBITDA in 2009 compared to 2008 was negatively impacted by increased credit losses due to a higher level of merchant failures and bankruptcy filings and by the negative impact of the BAMS alliance due to third-party processing of the bank contributed merchants in the short-term. Increased credit losses negatively impacted segment EBITDA growth rates by 3 percentage points for 2009 compared to 2008. Partially offsetting these decreases was an increase due to lower incentive compensation in 2009 that contributed 1 percentage point to the segment EBITDA growth rate for 2009 compared to 2008 as well as general reductions in work force.

Financial Services segment results.

(in millions)	Year ended December 31,			Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenues:
Transaction and processing service fees	$1,362.2	$1,379.8	$1,480.4	(1)%	(7)%
Product sales and other	46.8	63.0	37.1	(26)%	70%

Segment revenue	$1,409.0	$1,442.8	$1,517.5	(2)%	(5)%

Segment EBITDA	$553.0	$645.3	$753.1	(14)%	(14)%
Segment margin	39%	45%	50%	(6)pts	(5)pts

Key indicators:
Domestic debit issuer transactions (a)	12,201.2	12,222.5	12,042.2	0%	1%
Domestic active card accounts on file (end of period) (b)
Bankcard	47.8	48.3	50.5	(1)%	(4)%
Retail	70.7	72.6	77.1	(3)%	(6)%

Total	118.5	120.9	127.6	(2)%	(5)%

Domestic card accounts on file (end of period) (c)
Bankcard	127.3	123.2	131.0	3%	(6)%
Retail	398.4	385.3	379.4	3%	2%
Debit	129.9	153.3	126.8	(15)%	21%

Total	655.6	661.8	637.2	(1)%	4%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.
(c)	Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month of the period.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Summary. The Company’s results were adversely impacted in 2010 compared to 2009 and in 2009 versus 2008 by the termination of services by Washington Mutual beginning in March 2009. The deconversion of Washington Mutual Bank, including contract termination fees recognized during the periods, negatively impacted the total segment revenue growth rates by 5 and 1 percentage points in 2010 compared to 2009 and 2009 compared to 2008, respectively.

During 2010, the Company received notification from a large financial institution that it will not renew its debit processing agreement at the end of the contract term. Deconversion is not expected to begin until late 2011 and will continue into late 2012. The Company has also received notification of termination from various other financial institutions that are less significant individually, which are scheduled to deconvert throughout 2011. Including the large financial institution, these agreements represented approximately 4% of segment revenue for 2010. At December 31, 2010, the Company had approximately 38 million accounts in the pipeline for conversion, the majority of which are retail accounts that are expected to convert during the second half of 2011 and partially offset the impact of the deconversions noted above.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Year ended December 31,			Percent Change
(in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Credit card, retail card and debit processing	$924.7	$972.0	$1,019.9	(5)%	(5)%
Output services	219.5	242.5	285.1	(9)%	(15)%
Other revenue	218.0	165.3	175.4	32%	(6)%

Total	$1,362.2	$1,379.8	$1,480.4	(1)%	(7)%

Credit card, retail card and debit processing revenue. Credit card and retail card processing revenue was negatively impacted in 2010 versus 2009 and in 2009 compared to 2008 due to the decline in active accounts from existing customers and price compression partially offset by net new business. As a result of the adverse economic conditions credit card issuers have been more selective with whom they issue cards as discussed above and consumers were using their cards less frequently resulting in fewer active credit and retail card accounts.

Growth in debit issuer transactions in 2010 compared to 2009 and 2009 versus 2008 was primarily offset by transactions lost as a result of the Washington Mutual deconversion. Debit issuer transactions excluding the impact of the Washington Mutual Bank deconversion grew in 2010 and 2009 compared to the prior years due in part to the shift to debit cards from credit cards, cash and checks.

Debit processing revenue decreased in 2010 versus 2009 and in 2009 compared to 2008 due to lost business, including the Washington Mutual Bank deconversion and price compression partially offset by debit transaction growth from existing customers and new business. The Financial Services segment “Credit card, retail card and debit processing” revenue growth rate was negatively impacted by 3 percentage points in both 2010 compared to 2009 and 2009 versus 2008, respectively, as a result of the termination of services provided to Washington Mutual Bank. The impact of the deconversion on revenue was partially offset in total Financial Services segment revenue by the recognition of contract termination fees in the “Product sales and other” line in the Consolidated Statements of Operations. Washington Mutual Bank represented approximately 7% of transaction and processing service fees revenue for the segment in 2008.

Output services revenue. Output services revenue decreased in 2010 versus 2009 due most significantly to net lost business, decreases in print mail and plastics volumes from existing customers as a result of credit card issuers being more selective in issuing credit and price compression. Most of the lost business relates to Washington Mutual Bank which negatively impacted the output services revenue growth rate by 8 percentage points for the year ended December 31, 2010 compared to the same period in 2009.

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

Other revenue. Other revenue consists mostly of revenue from remittance processing and online banking and bill payment services.

Other revenue increased in 2010 compared to 2009 due most significantly to the inclusion of the information services businesses in the Financial Services segment prospectively beginning January 1, 2010 which impacted the other revenue growth rate in 2010 versus 2009 by 23 percentage points. Other revenue also increased due to new business in remittance processing and online banking and bill payment services. Partially offsetting these increases were decreases due to lower remittance and check processing volumes resulting from the shift from paper to electronic forms of payment, lost business and the wind down of an existing product.

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

Product sales and other revenue. Product sales and other revenue decreased in 2010 versus 2009 and increased in 2009 compared to 2008 due most significantly to the recognition of termination fees related to the termination of services with Washington Mutual Bank, the most significant of which were recognized in the second quarter of 2009.

Segment EBITDA. Financial Services segment EBITDA decreased in 2010 compared to 2009 due to the impact of the items noted in the revenue discussion above as well as higher incentive compensation, higher operational and technology costs and a billing adjustment. Higher incentive compensation negatively impacted the segment EBITDA growth rate in 2010 versus 2009 by 1 percentage point. The billing adjustment negatively impacted the segment EBITDA growth rate for the same period by 1 percentage point.

In addition to the items noted in the revenue discussion above, Financial Services segment EBITDA decreased in 2009 compared to 2008 due most significantly to higher costs as a result of technology contractor services (including costs related to compliance with new credit card regulations) as well as higher technology cost allocations. Also impacting segment EBITDA was lower incentive compensation which benefited the growth rate by 2 percentage points. The contract termination fees related to the Washington Mutual Bank agreement termination discussed above offset the impact of losing the processing services such that the termination had no impact on segment EBITDA. The termination would have otherwise affected the segment EBITDA growth rate by 4 percentage points in 2009 compared to 2008.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

International segment results.

	Year ended December 31,			Percent Change
(in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenues:
Transaction and processing service fees	$ 1,237.5	$ 1,197.1	$ 1,324.3	3%	(10)%
Product sales and other	353.9	344.9	338.5	3%	2%
Equity earnings in affiliates	29.4	30.1	33.2	(2)%	(9)%

Segment revenue	$ 1,620.8	$ 1,572.1	$ 1,696.0	3%	(7)%

Segment EBITDA	$329.8	$398.7	$433.3	(17)%	(8)%
Segment Margin	20%	25%	26%	(5)pts	(1)pt

Key indicators:
International transactions (a)	6,724.1	5,826.8	5,397.2	15%	8%
International card accounts on file (end of period) (b)	88.8	80.9	80.1	10%	1%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.
(b)	International card accounts on file include bankcard and retail.

Summary. Segment revenue in 2010 versus 2009 benefited from growth in the merchant acquiring businesses partially offset by declines in the card issuing businesses. Revenue increased due to growth from existing clients primarily in the card issuing businesses in Argentina as well as the merchant acquiring alliances in the United Kingdom, new card issuing business mostly in the United Kingdom, an acquisition in India and foreign currency exchange rate movements. Partially offsetting these increases were decreases due to lost business and price compression primarily in the card issuing businesses. Foreign currency exchange rate movements benefited the segment revenue growth rate in 2010 compared to 2009 by 1 percentage point. The Company formed a merchant acquiring alliance with ICICI Bank, ICICI Merchant Services, in December 2009 which positively impacted the segment revenue growth rate in 2010 versus 2009 by 1 percentage point.

Segment revenue decreased in 2009 compared to 2008 due to foreign currency exchange rate movements, price compression and lost business. Foreign currency exchange rate movements negatively impacted the segment revenue growth rate by 9 percentage points for 2009 compared to 2008. Partially offsetting these decreases were new business and growth from existing clients.

Transaction and processing service fee revenue. Transaction and processing service fees revenue includes merchant related services and card services revenue. Merchant related services revenue encompasses merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue and fees from switching services. Card services revenue represents monthly managed service fees for issued cards. Merchant related services transaction and processing service fee revenue represented approximately 57% and card services revenue represented approximately 43% of total transaction and processing service fee revenue for 2010.

Transaction and processing service fees revenue increased in 2010 compared to 2009 due to the items noted above in the “Summary” discussion. The lost business noted above most significantly impacted the card issuing businesses in the United Kingdom, Australia and Canada. Foreign currency exchange rate movements benefited the transaction and processing service fee growth rate in 2010 versus 2009 by 1 percentage point.

Transaction and processing service fees revenue decreased in 2009 compared to 2008 due generally to the same items noted above in the “Summary” discussion. Foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rate by 9 percentage points for 2009 compared to 2008. The majority of the lost business noted above impacted the United Kingdom, Canada and Germany in 2009, a significant portion of which related to the wind-down of a United Kingdom issuing contract assumed by the Company in a previous year. Partially offsetting these decreases was an increase due to regulation changes in Australia allowing direct charging of transaction fees to customers in 2009, new business and growth from existing clients.

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

Product sales and other revenue. Product sales and other revenue increased in 2010 versus 2009 due to growth in terminal sales and leasing revenue as a result of new clients and growth from existing clients in Argentina and Canada. Partially offsetting this increase was a decrease in professional services revenue resulting from completion of projects and net lost business.

Product sales and other revenue increased in 2009 compared to 2008 due mostly to new license fee revenue and new business partially offset by decreased equipment and terminal sales.

Segment EBITDA. Segment EBITDA decreased in 2010 compared to 2009 due to the write-off of leasing receivables in the second and third quarters of 2010, the write-off of terminal inventory in the third quarter of 2010, higher operational and technology costs, price compression and higher incentive compensation. The write-off of leasing receivables incorrectly recognized in prior years and the write-off of terminal inventory negatively impacted the segment EBITDA growth rate in 2010 versus 2009 by 5 percentage points. In addition, segment EBITDA growth benefited 2 percentage points in 2010 compared to 2009 from the impact of foreign currency exchange rate movements (as noted in the revenue discussion above).

Segment EBITDA decreased in 2009 compared to 2008 due to foreign currency exchange rate movements and price compression (as noted in the revenue discussion above) as well as other items that were not individually significant. Foreign currency exchange rate movements adversely impacted the segment EBITDA growth rate by 11 percentage points in 2009 compared to 2008. Partially offsetting these decreases were benefits related to reduced headcount, growth from existing clients and lower incentive compensation in 2009.

Capital Resources and Liquidity

The Company’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in the Company’s debt structure as well as the Company’s cash flow activities and the sources and uses of funding during the years ended December 31, 2010, 2009 and 2008. Refer to Note 8 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company’s debt structure.

Debt modifications.

Senior secured credit facilities.  On August 10, 2010, FDC amended its senior secured credit facilities to, among other things:

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

The amendment became effective, including the changes to the credit agreement described above, on August 20, 2010 following FDC’s issuance of $510.0 million in new notes and using the net cash proceeds there from to prepay a like amount of FDC’s secured term loans. Refer to the “8.875% Senior secured notes” section below.

8.875% Senior secured notes.  On August 20, 2010, FDC issued $510.0 million of 8.875% senior secured notes due August 15, 2020. Interest on the notes is payable on February 15 and August 15 of each year, commencing on February 15, 2011. The proceeds from this issuance, net of discount and underwriting fees of $17.8 million, were $492.2 million, of which $489.7 million was used to prepay a portion of the senior secured term loans in accordance with the terms of FDC’s senior secured credit facilities as described above with the remainder used to pay costs associated with the issuance.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Debt exchange.  On December 17, 2010, FDC completed its private exchange offers ( “Debt Exchange”), in which FDC offered to exchange its 9.875% Senior notes due 2015 and its 10.550% Senior PIK notes due 2015, subject to the maximum exchange amount of $6.0 billion, for the new securities, payable (i) 50% in new 8.25% Senior second lien notes due 2021 (“8.25% cash-pay notes”) or, in new 8.75%/10.00% PIK Toggle senior second lien notes due 2022 ( “PIK toggle notes” and together with the cash-pay notes, the “second lien notes”), and (ii) 50% in new 12.625% Senior Unsecured Notes due 2021. The maximum aggregate principal amount of PIK toggle notes issuable in the exchange offers was $1.0 billion. The following table presents the results of the debt exchange.

Debt Exchange	Amounts (in millions)
Notes exchanged
9.875% Senior notes due 2015	$2,966.5
10.55% Senior PIK notes due 2015	3,035.1

Total amount exchanged (a)	$6,001.6

Notes issued
8.25% Senior second lien notes due 2021	$1,999.7
8.75%/10.00% PIK toggle senior second lien notes due 2022	1,000.0
12.625% Senior notes due 2021	3,000.0

Total amount issued (a)	$5,999.7

(a) The difference between the total amount exchanged and the total amount issued relates primarily to a discount of the notes issued for exchanges subsequent to the early tender date.

FDC recorded $53.8 million in fees in conjunction with the debt exchange. The fees were recorded as a discount on the new notes and will be amortized to interest expense over the remaining term of the loans.

Second lien notes.  Interest on the 8.25% cash-pay notes will be payable in cash, will accrue at the rate of 8.25% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2011. The 8.25% cash-pay notes mature on January 15, 2021.

Cash interest on the PIK toggle notes will accrue at a rate of 8.75% per annum and PIK interest will accrue at a rate of 10.00% per annum. The initial interest payment on the PIK toggle notes will be payable in cash. For any interest period thereafter through and including the interest period ending January 15, 2014, FDC may elect to pay interest on the PIK toggle notes (i) entirely in cash, (ii) entirely by increasing the aggregate principal amount of the outstanding PIK toggle notes or by issuing PIK notes (“PIK Interest”), or (iii) on 50% of the outstanding aggregate principal amount of the PIK toggle notes in cash and on 50% of the outstanding aggregate principal amount of the outstanding PIK toggle notes by increasing the aggregate principal amount of the outstanding PIK toggle notes or by issuing PIK notes (“Partial PIK Interest”). After January 15, 2014, all interest on the PIK toggle notes will be payable in cash. The PIK toggle notes mature on January 15, 2022.

12.625% Senior notes.  Interest on the 12.625% senior notes will be payable in cash, will accrue at the rate of 12.625% per annum, and is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2011. The 12.625% senior notes mature on January 15, 2021.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At December 31, 2010 and 2009, the Company held $509.5 million and $737.0 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by IPS that are not available to fund any operations outside of the IPS business. In addition, cash and cash equivalents also includes amounts held by the BAMS alliance, which is consolidated by the Company, that are not available to fund operations outside of the alliance. At December 31, 2010 and 2009, the cash and cash equivalents held by IPS and the BAMS alliance totaled $127.0 million and $345.1 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at December 31, 2010 and 2009 totaling $200.6 million and $247.1 million, respectively. As of December 31, 2010, there was approximately $60 million of cash and cash equivalents

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

held outside of the U.S. that could be used for general corporate purposes. The Company plans to fund any cash needs in 2011 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

Cash flows from operating activities.

	Year ended December 31,
Source/(use) (in millions)	2010	2009	2008
Net loss	$(846.9)	$(1,014.6)	$(3,608.0)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,526.0	1,553.8	1,559.6
Charges related to other operating expenses and other income (expense)	97.4	350.5	3,267.0
Other non-cash and non-operating items, net	265.6	306.2	37.9
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	224.7	288.8	(86.4)
Other assets, current and long-term	298.3	215.6	297.4
Accounts payable and other liabilities, current and long-term	(386.1)	(42.8)	(99.1)
Income tax accounts	(424.3)	(657.9)	(768.8)
Excess tax benefit from share-based payment arrangement	—	—	(13.1)

Net cash provided by operating activities	$754.7	$999.6	$586.5

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

The Company’s operating cash flow is impacted by its level of debt. Approximately $1,494.9 million, $1,412.2 million and $1,424.7 million in cash interest was paid during 2010, 2009 and 2008, respectively. Cash interest payments in 2011 are expected to be similar to interest paid in 2010. Using December 31, 2010 balances, a 10 percent increase in interest rates on an annualized basis would increase interest expense by approximately $2.6 million.

The Company’s operating cash flows are impacted by fluctuations in working capital. During 2010, such fluctuations included, most significantly, sources related to the utilization of settlement assets to prefund certain settlement arrangements, the collection of receivables and distributions of earnings received from alliances. Such sources were offset by uses associated with the timing of prefunding certain settlement arrangements, timing of payments for various liabilities including tax payments, severance payments and incentive compensation earned in 2009.

Operating cash flows for all years were impacted by the Company being in a net operating loss carryforward position for U.S. federal income tax purposes. As a result, the Company has not received cash for any of the income tax benefit recorded in the respective years related to U.S. federal income taxes. The Company was able to carry back most of the net operating loss from the period in 2007 subsequent to the merger with an affiliate of KKR and received a cash benefit in 2008.

Cash flows from operating activities decreased in 2010 compared to 2009 due most significantly to the $246 million out of period collection in 2009 described below, the timing of payments on liabilities and collections of receivables as well as the timing of prefunding described above partially offset by a source in 2010 resulting from the utilization of settlement assets for prefunding also described above.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash flows from operating activities increased in 2009 compared to 2008 due most significantly to the $246 million out of period collection and the timing of prefunding both described above.

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

The Company anticipates funding operations throughout 2011 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash flows from investing activities.

	Year ended December 31,
Source/(use) (in millions)	2010	2009	2008
Current period acquisitions, net of cash acquired	$(3.2)	$(86.5)	$(188.7)
Payments related to other businesses previously acquired	(1.4)	(14.7)	(35.6)
Proceeds from dispositions, net of expenses paid and cash disposed	21.2	88.1	215.1
Proceeds from sale of property and equipment	5.5	29.4	—
Additions to property and equipment, net	(210.1)	(199.1)	(283.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(159.6)	(180.0)	(163.9)
Proceeds from the sale of marketable securities	0.3	3.9	74.9
Other investing activities	18.1	(48.7)	(1.3)

Net cash used in investing activities	$(329.2)	$(407.6)	$(383.4)

Acquisitions and dispositions.  The Company finances acquisitions through a combination of internally generated funds, short-term borrowings and equity of its parent company. The Company may consider using long-term borrowings subject to restrictions on its debt agreements. Although the Company considers potential acquisitions from time to time, the Company’s plan for 2011 does not include funding of material acquisitions. All acquisitions during the periods presented were funded from cash flows from operating activities or from the reinvestment of cash proceeds from the sale of other assets other than the acquisition of the Company’s proportionate share of the BAMS alliance and CPS discussed in “significant non-cash transactions” below. Purchases of noncontrolling interests are classified as financing activities as noted below.

The Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives. For a more detailed discussion on acquisitions and dispositions in 2010, 2009 and 2008 refer to Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

For 2009 and 2008, payments related to other businesses previously acquired related mostly to contingent consideration associated with a merchant alliance for which there will be no additional payments. Additionally, no significant payments associated with other businesses are anticipated.

During 2010, proceeds from dispositions related most significantly to the receipt of a contingent payment associated with the Company’s sale of a merchant acquiring business in Canada in the fourth quarter of 2009. The source of cash in proceeds from dispositions in 2009 resulted from the Company selling the merchant acquiring business mentioned above and selling its debit and credit card issuing and acquiring processing business in Austria in the third quarter of 2009. The source of cash in proceeds from dispositions in 2008 resulted from the Company selling its interest in Early Warning Services, which had been accounted for under the equity method, and selling its subsidiary Active Business Services Ltd. both in the third quarter of 2008 as well as from selling its subsidiary Peace in October 2008 and from reducing its ownership interest in the alliance with Wells Fargo in December 2008 as described in “Overview” above.

Capital expenditures.  Capital expenditures are estimated to be approximately $400 million in 2011 and are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility. During 2009, the Company entered into sale leaseback transactions for certain equipment which resulted in proceeds from the sale of approximately $22 million.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Capital expenditures in 2010 and 2009 decreased from 2008 as a result of the Company managing its discretionary capital spending.

Proceeds from the sale of marketable securities. Proceeds from the sale of marketable securities in 2008 resulted from the sale of MasterCard shares and the sale of one additional investment.

Other investing activities. The source of cash in 2010 related to a decrease in regulatory, restricted and escrow cash balances. The use of cash from other investing activities in 2009 related primarily to a $28.0 million contribution to the PNC alliance and a $21.0 million increase in regulatory and restricted cash balances.

The use of cash from other investing activities in 2008 related mostly to $12.3 million in illiquid money market funds reclassified from cash and cash equivalents in December 2008 and other items not individually significant. These were mostly offset by a source of cash related to proceeds from the sale of merchant portfolios and the redemption of VISA stock.

Cash flows from financing activities.

	Year ended December 31,
Source/(use) (in millions)	2010	2009	2008
Short-term borrowings, net	$75.1	$(206.1)	$(41.9)
Proceeds from issuance of long-term debt	—	—	100.4
Debt modification and related financing costs	(61.2)	—	—
Principal payments on long-term debt	(220.4)	(243.1)	(326.8)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(216.1)	(10.0)	(150.9)
Contributions from noncontrolling interests	—	193.0	—
Purchase of noncontrolling interest	(213.3)	—	(78.4)
Redemption of Parent’s redeemable common stock	(2.5)	—	—
Capital contributed by Parent	—	—	126.8
Excess tax benefit from share-based payment arrangement	—	—	13.1
Cash dividends	(14.9)	—	(1.8)

Net cash used in financing activities	$(653.3)	$(266.2)	$(359.5)

Short-term borrowings, net. The source of cash related to short-term borrowings in 2010 resulted primarily from net borrowings on the Company’s credit lines used to prefund settlement activity. The use of cash related to short-term borrowings in 2009 and 2008 resulted from a net $18.0 million and $42.0 million, respectively, payment on the senior secured revolving credit facility as well as the timing of draws and payments on credit lines associated with settlement activity.

The Company has a senior secured revolving credit facility that currently has commitments from nondefaulting financial institutions to provide $1,769.4 million of credit. The Company had no amounts outstanding as of December 31, 2010 and 2009. As of December 31, 2010, $1,717.5 million remained available under this facility after considering the letters of credit issued under the facility. The maximum amount outstanding against this facility during 2010 was approximately $345 million with an additional $54 million in letters of credit.

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

Proceeds from issuance of long-term debt. In 2008, the Company received $100.4 million from its senior secured term loan facility as a result of a draw on the Company’s delayed draw term loan when an equal amount of existing notes were repaid. As of December 31, 2008, the Company’s ability to draw on its delayed draw term loan expired.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Debt modification and related financing costs. The issuance of the 8.875% senior secured notes described above was accounted for as a modification resulting in only the net effect of the issuance being reflected as a use of cash. The Company paid a net amount of $24.1 million in fees related to the modification. The Company also paid a net amount of $37.1 million for costs incurred during the fourth quarter of 2010 related to the debt exchange described above which was accounted for as a modification.

Principal payments on long-term debt. During 2010, 2009 and 2008, the Company made payments of $96.2 million, $129.0 million and $128.4 million related to its senior secured term loan facility, respectively. In August 2010, in conjunction with the debt modification noted above, $489.7 million of the Company’s proceeds from the issuance of the senior notes described below were used to prepay a portion of the principal balances and satisfy the above described future quarterly principal payments of the Company’s senior secured term loans. As a result of the prepayment, the Company has satisfied the quarterly principal payments related to these loans until September 2014.

Also during 2010, the Company paid off its 4.50% note due 2010 for $13.1 million. During 2009, the Company paid $10.7 million related to a note due in 2009. During 2008, the Company paid $81.7 million related to notes due in 2008 and repurchased $18.7 million in debt (par value of $30 million). In addition, the Company paid $34.1 million in debt restructuring fees in each of the three periods presented.

Payments for capital leases totaled $76.9 million, $68.2 million and $57.1 million for 2010, 2009 and 2008, respectively.

As of March 9, 2011, the Company’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). The Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests. Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests primarily represent distributions of earnings. The increase in 2010 from 2009 is primarily the result of distributions associated with the BAMS alliance. The decrease in 2009 from 2008 is primarily the result of the deconsolidation of WFMS as discussed in “Overview” above.

Contributions from noncontrolling interest. Activity in 2009 represents the cash contribution from Rockmount to BAMS. The contribution represents the cash contributed by the third-party investor that controlled Rockmount. For additional information regarding the BAMS alliance, refer to the “Overview” section above.

Purchase of noncontrolling interest. The use of cash in 2010 relates to the redemption amount paid to the third-party investor in Rockmount to redeem its interest in the BAMS alliance. For information concerning the Company’s purchases of noncontrolling interests in 2008, refer to Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Capital contributed by parent. During 2008, the Company received capital contributions from its parent company, Holdings, comprised of the proceeds from purchases of shares in Holdings by certain management employees of FDC. The Company used these contributions to fund operations.

Excess tax benefit from share-based payment arrangement. The excess tax benefit from share-based payment arrangement in 2008 represents the exercise of Western Union stock options and restricted stock held by FDC employees. This is also reflected in the “Cash Flows from Operating Activities from Continuing Operations” section above.

Cash dividends. The Company paid cash dividends to Holdings in 2010 and 2008 to fund employee stock repurchases under the employee stock program and other miscellaneous, minor operational needs.

Letters, lines of credit and other.

	Total Available		Total Outstanding

	As of December 31,		As of December 31,

(in millions)	2010	2009	2010	2009

Letters of credit (a)	$500.0	$500.1	$51.9	$39.7
Lines of credit and other (b)	$428.3	$565.1	$180.3	$109.2

(a)	Up to $500 million of the Company’s senior secured revolving credit facility is available for letters of credit, of which $51.9 million and $39.6 million of letters of credit were issued under the facility as of December 31, 2010 and 2009, respectively. An additional $0.1 million of letters of credit were outstanding associated with other arrangements as of December 31, 2009. Outstanding letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. All letters of credit expire prior to December 10, 2011 with a one-year renewal option. The Company expects to renew most of the letters of credit prior to expiration.
(b)	As of December 31, 2010, represents $277.7 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. The Company cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, the Company had borrowings outstanding against them.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

In the event one or more of the aforementioned lines of credit becomes unavailable, the Company will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant non-cash transactions. In December 2010, the Company exchanged $3.0 billion of its 9.875% senior notes due 2015 and $3.0 billion of its 10.550% senior PIK notes due 2015 for $2.0 billion of 8.25% senior second lien notes due 2021, $1.0 billion of 8.75%/10.00% PIK toggle senior second lien notes due 2022 and $3.0 billion of 12.625% senior notes due 2021.

Prior to the 2010 exchange described above and during 2009 and 2008, the principal amount of the Company’s senior PIK (Payment In-Kind) notes due 2015 increased by $362.5 million, $333.0 million and $197.4 million, respectively, resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on this PIK term loan facility will be required to be paid in cash and the first such payment will be due in March 2012.

During 2010, 2009 and 2008, the Company entered into capital leases totaling approximately $65 million, $105 million and $89 million, respectively.

The following summary details the Company’s exchange offerings during 2008 and 2009:

•

September 2008 - Exchanged substantially all of the remaining balance of the Company’s 9.875% senior unsecured cash-pay term loan bridge loans due 2015, all of its 10.55% senior unsecured PIK term loan bridge loans due 2015 and 11.25% senior subordinated unsecured term loan bridge loans due 2016 for senior notes, senior PIK notes and senior subordinated notes, respectively, in each case having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly.

•

October 2008 – Exchanged the $2.2 billion aggregate principal amount of its 9.875% senior notes due 2015 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. Substantially all of the notes were exchanged effective October 21, 2008.

•

March 2009 – Exchanged the remaining balance of the Company’s 9.875% senior unsecured cash-pay term loan bridge loans due 2015 that was not previously exchanged for senior notes identical to those described above.

•

September 2009 - Exchanged aggregate principal amounts of $3.2 billion of its 10.55% senior PIK notes, $2.5 billion of its 11.25% senior subordinated notes and $1.6 billion of its 9.875% senior notes (which constituted all such notes outstanding at that date) for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. Substantially all of the notes were exchanged effective September 9, 2009.

There were no expenditures, other than professional fees, or receipts of cash associated with the registration statements or exchange offers described above.

On June 26, 2009, the Company entered into an alliance with Bank of America N.A. and Rockmount as discussed in the “Overview” section above. The Company’s and Bank of America N.A.’s direct contributions to the alliance consisted of non-cash assets and liabilities.

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

Guarantees and covenants. All obligations under the senior secured revolving credit facility and senior secured term loan facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, material domestic subsidiaries of the Company other than Integrated Payment Systems Inc. The senior secured facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness; create liens; enter into sale and leaseback transactions; engage in mergers or consolidations; sell or transfer assets; pay dividends and distributions or repurchase the Company’s or its parent company’s capital stock; make investments, loans or advances; prepay certain indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing certain indebtedness; and change its lines of business. The senior secured facilities also require the Company to not exceed a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control. The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by the Company.

All obligations under the senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior notes, senior PIK notes and senior subordinated notes are similarly guaranteed in accordance with their terms by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured obligations noted above. The Company is in compliance with all applicable covenants as of December 31, 2010 and anticipates it will remain in compliance in future periods.

Although all of the above described indebtedness contain restrictions on the Company’s ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, the most significant of which is the ability to incur indebtedness in connection with the Company’s settlement operations. The Company believes that the indebtedness that can be incurred under these exceptions as well as additional credit under the existing senior secured revolving credit facility are sufficient to satisfy the Company’s intermediate and long-term needs.

Covenant compliance. Under the senior secured revolving credit and term loan facilities, certain limitations, restrictions and defaults could occur if the Company is not able to satisfy and remain in compliance with specified financial ratios. The Company has agreed that it will not permit the Consolidated Senior Secured Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be greater than the ratio set forth below opposite such period:

Period	Ratio
October 1, 2009 to September 30, 2010	7.00 to 1.00
October 1, 2010 to September 30, 2011	6.75 to 1.00
October 1, 2011 to September 30, 2012	6.50 to 1.00
October 1, 2012 to September 30, 2013	6.25 to 1.00
Thereafter	6.00 to 1.00

The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior notes, senior PIK notes and senior subordinated notes. As of December 31, 2010, the Company is in compliance with this covenant with Consolidated Senior Secured Debt of $12,058.9 million, Consolidated EBITDA of $2,644.8 million and a Ratio of 4.56 to 1.00.

In determining Consolidated EBITDA, EBITDA is calculated by reference to net income (loss) from continuing operations plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Consolidated EBITDA as defined in the agreements (also referred to as debt covenant EBITDA) is calculated by adjusting EBITDA to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and the credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA are appropriate to provide additional information to investors to demonstrate the Company’s ability to comply with its financing covenants.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The calculation of Consolidated EBITDA under the senior secured term loan facility is as follows (in millions):

Last twelve months ended December 31, 2010
Net loss attributable to First Data Corporation	$(1,021.8)
Interest expense, net (1)	1,788.8
Income tax benefit	(323.8)
Depreciation and amortization (2)	1,526.0

EBITDA (14)	1,969.2
Stock based compensation (3)	16.1
Other items (4)	97.4
Official check and money order EBITDA (5)	21.2
Cost of technology and savings initiatives (6)	56.3
KKR related items (7)	28.5
Debt issuance costs (8)	10.7
Divested business (9)	(1.1)
Projected near-term cost savings and revenue enhancements (10)	255.0
Net income attributable to noncontrolling interests (11)	174.9
Equity entities taxes, depreciation and amortization (12)	13.8
Other (13)	2.8

Consolidated EBITDA (14)	$2,644.8

(1)	Includes interest expense and interest income.
(2)	Includes amortization of initial payments for new contracts, which is recorded as a contra-revenue within “Transaction and processing service fees” of $38.6 million and amortization related to equity method investments, which is netted within the “Equity earnings in affiliates” line of $73.0 million.
(3)	Stock based compensation recognized as expense.
(4)	Other items include net restructuring, impairments, litigation and regulatory settlements, investment gains and losses, derivative financial instruments gains and losses, net divestitures, non-operating foreign currency gains and losses and other as applicable to the period presented.
(5)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to the Company’s wind down of these businesses.
(6)	Represents costs directly associated with the termination of the Chase Paymentech alliance and expenses related to the conversion of certain Banc of America Merchant Services alliance merchant clients onto First Data platforms, all of which are considered business optimization projects.
(7)	Represents KKR annual sponsor fees for management, consulting, financial and other advisory services.
(8)	Debt issuance costs represent costs associated with issuing debt and modifying the Company’s debt structure.
(9)	Reflects the release of reserves related to a previously divested company.
(10)	Reflects cost savings and revenue enhancements projected to be achieved within twelve months on an annualized basis, principally in connection with cost savings initiatives described in Note 6 and the BAMS alliance.
(11)	Net income attributable to noncontrolling interests in restricted subsidiaries.
(12)	Represents the Company’s proportional share of income taxes, depreciation, and amortization on equity method investments.
(13)	Includes non-capitalized merger and acquisitions costs and losses on equity method investments.
(14)

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

Off-balance sheet arrangements. During 2010, 2009 and 2008, the Company did not engage in any off-balance sheet financing activities.

Contractual obligations. The Company’s contractual obligations as of December 31, 2010 are as follows (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (a)	$33,524.1	$1,574.8	$3,152.5	$15,931.8	$12,865.0
Capital lease obligations (b)	139.8	65.9	51.0	21.5	1.4
Operating leases	267.1	58.3	80.6	37.9	90.3
Pension plan contributions (c)	29.1	29.1
Purchase obligations (d):
Technology and telecommunications (e)	892.8	491.0	326.9	46.6	28.3
All other (f)	480.0	179.9	67.1	73.3	159.7
Other long-term liabilities	19.4	14.1	4.8	0.4	0.1

	$35,352.3	$2,413.1	$3,682.9	$16,111.5	$13,144.8

(a)	Includes future cash interest payments on long-term borrowings through scheduled maturity dates. Includes $991 million of PIK toggle notes for which it is assumed the Company will pay interest in cash. Also includes $11,951.0 million of variable rate debt. Also includes the impact of interest rates swaps that convert $5,000 million of the variable rate debt to fixed rates. The swaps expire in 2012. Interest payments for the variable rate debt and the associated interest rate swaps were calculated using interest rates as of December 31, 2010.
(b)	Includes future payments on capital leases, including interest expense, through scheduled expiration dates.
(c)	The amount of pension plan contributions depends upon various factors that cannot be accurately estimated beyond a one-year time frame.
(d)	Many of the Company’s contracts contain clauses that allow the Company to terminate the contract with notice, and with or without a termination penalty. Termination penalties are generally an amount less than the original obligation. Certain contracts also have an automatic renewal clause if the Company does not provide written notification of its intent to terminate the contract. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, the Company has not had any significant defaults of its contractual obligations or incurred significant penalties for termination of its contractual obligations.
(e)	Technology and telecommunications includes obligations related to hardware purchases, which includes purchases of ATMs and terminals, software licenses, hardware and software maintenance and support, technical consulting services and telecommunications services.
(f)	Other includes obligations related to materials, data, non-technical contract services, facility security, investor management fees, maintenance and marketing promotions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2010, the Company had approximately $542 million of tax contingencies comprised of approximately $557 million included in long-term income taxes payable in the “Other long-term liabilities” line of the Consolidated Balance Sheets, including approximately $130 million of income tax liabilities for which Western Union is required to indemnify the Company, and approximately $15 million recorded as a reduction of the Company’s deferred tax liability. Timing of tax payments is dependent upon various factors which cannot be reasonably estimated at this time.

Critical Accounting Policies

Stock-based compensation.  The Company has a stock incentive plan for certain management employees of FDC and its affiliates (“stock plan”). This stock plan is at the Holdings level which owns 100% of FDC’s equity interests. The stock plan provides the opportunity for certain management employees to purchase shares in Holdings and then receive a number of stock options or restricted stock based on a multiple of their investment in such shares. The plan also allows for the Company to award shares and options to certain management employees. The expense associated with this plan is recorded by FDC. FDC uses the Black-Scholes option pricing model to measure the fair value of stock option awards. The Company chose the Black-Scholes model based on the Company’s experience with the model and the determination that the model could be used to provide a reasonable estimate of the fair value of awards with terms such as those issued by Holdings. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Certain of these inputs are more subjective due to Holdings being privately held and thus not having objective historical or public information. The most subjective inputs are the expected term, expected volatility and determination of share value. The expected term is determined using probability weighted expectations and expected volatility is determined using a selected group of guideline companies as surrogates for Holdings.

On a quarterly basis, the Company estimates the fair value of Holdings common stock. Periodically, a third-party valuation firm provides assistance with certain key assumptions and performs calculations using the valuation methods discussed below. All key assumptions and valuations were determined by and are the responsibility of management. The Company relies on the results of a discounted cash flow analysis but also considers the results of a market approach. The discounted cash flow analysis is dependent on a number of significant management assumptions regarding the expected future financial results of the Company and Holdings as well as upon estimates of an appropriate cost of capital. A sensitivity analysis is performed in order to establish a narrow range of estimated fair values for the shares of Holdings common stock. The market approach consists of identifying a set of guideline public companies. Multiples of historical and projected EBITDA determined based on the guideline companies is applied to Holdings’ EBITDA in order to establish a range of estimated fair value for the shares of Holdings common stock. The Company considers the results of both of these approaches, placing primary reliance on the discounted cash flow analysis. The concluded range of fair values is also compared to the value determined by the Board of Directors for use in transactions, including stock sales and repurchases. After considering all of these estimates of fair value, the Company then determines a single estimated fair value of the stock to be used in accounting for stock-based compensation.

During the years ended December 31, 2010, 2009 and 2008, time options and performance options were granted under the stock plan. The time options and performance options have a contractual term of 10 years. Time options vest equally over a three to five year period from the date of issuance and performance options vest based upon the Company achieving certain EBITDA targets. The options also have certain accelerated vesting provisions upon a change in control, a qualified public offering, or certain termination events. During 2010, the Company modified the terms of its plan and due to the nature of call rights and vesting conditions associated with the options and awards, the Company will recognize expense associated with the modifications and future grants only upon the occurrence of certain events. Refer to Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for details regarding the Company’s stock-based compensation plan.

Reserve for merchant credit losses and check guarantees.  With respect to the merchant acquiring business, the Company’s merchant customers (or those of its unconsolidated alliances) have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amounts from the merchants due to merchant fraud, insolvency, bankruptcy or another reason, the Company may be liable for any such reversed charges. The Company’s risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future such as airline tickets.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

As of December 31,	2010	2009
Cash and cash equivalents collateral	$481.9	$717.4
Collateral in the form of letters of credit	108.4	123.7

Total collateral	$590.3	$841.1

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

	Year ended December 31,
	2010	2009	2008
FDC and consolidated and unconsolidated alliances credit losses (in millions)	$78.2	$92.0	$40.4
FDC and consolidated alliances credit losses (in millions)	$71.3	$89.7	$35.0
Total dollar volume acquired (in billions)	$1,520.4	$1,271.3	$1,437.9

The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ respective financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. The following table presents the aggregate merchant credit loss reserves (in millions):

As of December 31,	2010	2009
FDC and consolidated and unconsolidated alliances merchant credit loss reserves	$43.2	$46.5
FDC and consolidated alliances merchant credit loss reserves	$39.9	$45.9

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

The majority of the TeleCheck Services, Inc. (“TeleCheck”) business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. The following table presents the accrued warranty and recovery balances (in millions):

As of December 31,	2010	2009
Accrued warranty balances	$13.4	$16.6
Accrued recovery balances	$29.8	$32.5

Accrued warranties are included in “Other current liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company establishes an incremental liability (and deferred revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are settled within 30 days. The incremental liability was approximately $0.9 million and $2.5 million as of December 31, 2010 and 2009, respectively. The following table details the check guarantees of TeleCheck.

	Year ended December 31,
	2010	2009	2008
Aggregate face value of guaranteed checks (in billions)	$47.6	$42.7	$43.4
Aggregate amount of checks presented for warranty (in millions)	$405.3	$366.2	$404.4
Warranty losses net of recoveries (in millions)	$110.8	$115.8	$106.3

The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.4 billion as of December 31, 2010 which represented an estimate of the total uncleared checks at that time.

Income taxes. The determination of the Company’s provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. The Company establishes contingency reserves for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. The Company’s reserves reflect its judgment as to the resolution of the issues involved if subject to judicial review. Several years may elapse before a particular matter, for which the Company has established a reserve, is audited and finally resolved or clarified. While the Company believes that its reserves are adequate to cover reasonably expected tax risks, issues raised by a tax authority may be finally resolved at an amount different than the related reserve. Such differences could materially increase or decrease the Company’s income tax provision in the current and/or future periods. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. As the result of interest and amortization expenses that the Company incurs, the Company is currently in a tax net operating loss position. Judgment is required to determine whether some portion or all of the deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.

Estimating fair value. The Company has investment securities and derivative financial instruments that are carried at fair value.

Fair value is defined by accounting guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s approach to estimating the fair value of its financial instruments varies depending upon the nature of the instrument.

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

Investment securities. The Company held $429.3 million and $762.2 million of investment securities as of December 31, 2010 and 2009, respectively. Approximately $341.1 million and $449.7 million of the Company’s investment securities were SLARS as of December 31, 2010 and 2009, respectively.

Due to the lack of observable market activity for the SLARS held by the Company, the valuation of the SLARS is highly judgmental. The Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating probabilities of certain outcomes for the securities held by the Company and assessing the risk factors inherent in each. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. Substantially all SLARS held by the Company have collateral backed by the Federal Family Education Loan Program (“FFELP”). The probabilities of auction failure, a successful auction or repurchase at par, or default by the issuer for each future period were forecasted. Default recovery rates were forecasted. The Company assumed that the issuers will continue to pay maximum interest rates on the securities until the event of either a successful auction or repurchase by the issuer, at par. To determine the fair value of each security, the weighted average cash flows for

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

each period were discounted back to present value at the determined discount rate for each security. The discount rates used in the valuation were a combination of the liquidity risk premium assigned to the security (which ranged from 3% to 4.5%) plus the treasury strip yield (zero coupon treasury bond) for the individual period for which a cash flow was being discounted. The liquidity risk premiums on the SLARS have decreased by 50 to 100 basis points from December 31, 2009 due to falling spreads on asset backed securities as well as indications of improved market liquidity. A 50 basis point change in liquidity risk premium, as well as slight changes in other factors, would impact the value of the SLARS by approximately $7 million.

As of December 31, 2010, the Company also held certain investments in primarily short-term debt securities, including money market funds, discounted commercial paper, time deposits and corporate bonds. Many of these securities are considered cash equivalents. Prices for these securities are not quoted on active exchanges but are priced through an independent third-party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. Other investments are valued based upon either quoted prices from active exchanges or available third-party broker quotes.

Changes in fair value of investment securities are recorded through the “Other comprehensive income” (“OCI”) component of equity with the exception of investment partnerships which are recorded through “Investment income” in the Consolidated Statements of Operations. Regardless of investment type, declines in the fair value of the investments are reviewed to determine whether they are other than temporary in nature. Absent any other indications of a decline in value being temporary in nature, the Company’s policy is to treat a decline in an equity investment’s quoted market price that has lasted for more than six months as an other-than-temporary decline in value. For equity securities, declines in value that are judged to be other than temporary in nature are recognized in the Consolidated Statements of Operations. For debt securities, when the Company intends to sell an impaired debt security or it is more likely than not it will be required to sell prior to recovery of its amortized cost basis, an other-than-temporary-impairment (“OTTI”) has occurred. The impairment is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value. When the Company does not intend to sell an impaired debt security and it is not more likely than not it will be required to sell prior to recovery of its amortized cost basis, the Company assesses whether it will recover its amortized cost basis. If the entire amortized cost will not be recovered, a credit loss exists resulting in the credit loss portion of the OTTI being recognized in earnings and the amount related to all other factors recognized in OCI.

Derivative financial instruments. The Company uses derivative financial instruments to enhance its ability to manage its exposure to certain financial and market risks, primarily those related to changes in interest rates and foreign currency exchange rates. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. Cross currency swaps for various foreign currencies are entered into to manage foreign currency exchange risk associated with the Company’s initial investments in certain foreign subsidiaries or certain intercompany loans to foreign subsidiaries. Forward contracts on various foreign currencies are entered into to manage foreign currency exchange risk associated with the Company’s forecasted foreign currency denominated sales or purchases. The Company’s policy is to minimize its cash flow and net investment exposures related to adverse changes in interest rates and foreign currency exchange rates. The Company’s objective is to engage in risk management strategies that provide adequate downside protection.

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

The Company designated interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable rate borrowings and certain of the cross currency swaps as foreign currency hedges of its net investment in a foreign subsidiary. During both 2010 and 2009, certain of the Company’s interest rate swaps ceased to be highly effective and the Company discontinued hedge accounting for the affected derivatives. Additionally, certain other interest rate swaps, cross currency swaps and forward contracts on various foreign currencies did not qualify or were not designated as accounting hedges and did not receive hedge accounting treatment.

As required, derivative financial instruments are recognized in the Company’s Consolidated Balance Sheets at their fair value. The Company’s derivatives are not exchange listed and therefore the estimated fair value of derivative financial instruments is modeled in Bloomberg using the Bloomberg reported market data and the actual terms of the derivative contracts. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observable inputs including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties along with the

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Company’s creditworthiness in order to appropriately reflect non-performance risk. The Company’s counterparties also provide it with the indicative fair values of its derivative instruments which it compares to the results obtained using Bloomberg software. Considering Bloomberg software is a widely accepted financial modeling tool and there is limited visibility to the preparation of the third-party quotes, the Company chooses to rely on the Bloomberg software in estimating the fair value of its derivative financial instruments. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized as of December 31, 2010 or that will be realized in the future. All key assumptions and valuations are the responsibility of management.

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

Intangible assets. FDC capitalizes initial payments for new contracts, contract renewals and conversion costs associated with customer contracts and system development costs. Capitalization of such costs is subject to strict accounting policy criteria and requires management judgment as to the appropriate time to initiate capitalization. Capitalization of initial payments for contracts and conversion costs only occurs when management is satisfied that such costs are recoverable through future operations, contractual minimums and/or penalties in case of early termination.

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

In a business combination, each intangible asset is recorded at its fair value. In an asset acquisition, the cost of the acquisition is allocated among the acquired assets, generally by their relative fair values. The Company generally estimates the fair value of acquired intangible assets using the excess earnings method, royalty savings method, or cost savings method, all of which are a form of a discounted cash flow analysis. These estimates require various assumptions about the future cash flows associated with the assets, appropriate costs of capital and other inputs such as an appropriate royalty rate. Changes to these estimates would materially impact the value assigned to the assets as well as the amounts subsequently recorded as amortization expense.

The following table discloses aggregate net book values for conversion costs, contract costs, software (both developed and acquired), and customer relationships (in millions):

As of December 31,	2010	2009
Conversion costs	$66.5	$43.5
Contract costs	$107.0	$109.1
Software	$493.2	$652.6
Customer relationships	$5,223.7	$6,008.8

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company tests contract and conversion costs greater than $1 million for recoverability on an annual basis by comparing the remaining expected undiscounted cash flows under the contract to the net book value. Any assets that are determined to be unrecoverable are written down to the extent of their recoverability. This analysis requires significant assumptions regarding the future profitability of the customer contract during its remaining term. Additionally, contracts, conversion costs and all other long lived assets (including customer relationships) are tested for impairment upon an indicator of potential impairment. Such indicators include, but are not limited to: a current period operating or cash flow loss associated with the use of an asset or asset group, combined with a history of such losses and/or a forecast anticipating continued losses; a significant adverse change in the business, legal climate, market price of an asset or manner in which an asset is being used; an accumulation of costs for a project significantly in excess of the amount originally expected; or an expectation that an asset will be sold or otherwise disposed of at a loss.

In 2010, the Company recorded impairment charges totaling $11.5 million related to software, the write-off of assets the Company determined have no future use or value, and other intangibles. In 2009, the Company recorded impairment charges totaling $168 million related to customer contracts, software, real property, other intangibles, and trade name impairment charges. In 2008, the Company recorded impairment charges totaling $23.0 million related to an asset impairment associated with the Company’s subsidiary, Peace, due to the deterioration of profitability on existing business and Peace’s limited success in attracting new clients. The Company sold Peace in October of 2008. Refer to “Results of Operations – Other operating expenses, net” above for additional information regarding these impairments. The Company followed a discounted cash flow approach in estimating the fair value of the reporting units, intangible assets or other affected asset groups discussed above. Discount rates were determined on a market participant basis. In certain situations, the Company relied in part on a third-party valuation firm in determining the appropriate discount rates. The Company obtained an appraisal from a third-party brokerage firm to assist in estimating the value of real property in 2009. All key assumptions and valuations were determined by and are the responsibility of management. A relatively small change in these inputs would have had an immaterial impact on the impairments.

Goodwill. The Company’s goodwill balance was $17.3 billion and $17.5 billion as of December 31, 2010 and 2009, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired, including identifiable intangible assets, and has been allocated to reporting units. The Company’s reporting units are businesses at the operating segment level or one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management.

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. In step one of the impairment test, the Company estimates the fair value of each reporting unit using a discounted cash flow analysis. The Company believes that this methodology provides the Company with a reasonable estimate of each reporting unit’s fair value. The estimate of fair value requires various assumptions about a reporting unit’s future financial results and cost of capital. The Company determines the cost of capital for each reporting unit giving consideration to a number of factors including the discount rate used by the third-party valuation firm in their calculations of the fair value of Holdings common stock. All key assumptions and valuations are determined by and are the responsibility of management. If it is determined that the fair value of the reporting unit is less than its carrying value, the Company proceeds to step two of the impairment test which requires the Company to estimate the fair value of all of the reporting unit’s assets and liabilities and calculate an implied fair value of goodwill, which is the difference between the reporting unit’s fair value and the fair value of all its other assets and liabilities. If the implied fair value of goodwill is less than its carrying value, the shortfall is recognized as an impairment. The methodology for estimating fair value in step two varies by asset; however, the most significant assets are intangible assets. The Company estimates the fair value of the intangible assets using the excess earnings method, royalty savings method, or cost savings method, all of which are a form of a discounted cash flow analysis. An impairment charge of a reporting unit’s goodwill could have a material adverse effect on the Company’s financial results. Changes in the underlying business and economic conditions could affect these estimates used in the analysis discussed above, which in turn could affect the fair value of the reporting unit. Thus, it is possible for reporting units that record impairments to record additional impairments in the future.

The Company did not record any goodwill impairment charges in 2010. As of October 1, 2010, the most recent impairment analysis date, the fair value of each reporting unit substantially exceeded its carrying value with one exception. The fair value of the International reporting unit, the only reporting unit within the International segment, exceeded its carrying value by 7%. As of October 1, 2010 and December 31, 2010, this reporting unit had goodwill balances of $2,307.5 million and $2,281.5 million, respectively.

In the fourth quarter of 2009, the Company recorded a $17 million goodwill impairment charge related to the Information Services reporting unit. The Company followed a discounted cash flow approach in estimating the fair value of the reporting units and intangible assets. The significant factor that drove most of the 2009 impairment was lower projections of financial results as compared to those used in the 2008 impairment testing. Discount rates were determined on a market participant basis. The Company relied in part on a third-party valuation firm in determining the appropriate discount rates. All key assumptions and valuations were determined by and are the responsibility of management. A small change in these inputs could have had a material impact on the impairment as demonstrated below in discussing the 2008 impairment.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company performed its annual goodwill impairment test in the fourth quarter of 2008 and recorded a total impairment charge of $3.2 billion that impacted every reporting unit. The primary causes of the impairment charges were higher discount rates and revised projections of financial results as compared to those used to allocate the purchase price of the merger with an affiliate of KKR in 2007. The assumptions used in the test reflected the Company’s estimates as of December 31, 2008 and appropriately considered the impact of the deterioration in general global economic conditions at the time. The impairment calculation is sensitive to certain inputs. A 50 basis point increase in the discount rate would have increased the 2008 impairment charge by approximately $1.5 billion while a 50 basis point decrease in the discount rate would have decreased the 2008 impairment charge by approximately $1.2 billion. A $50 million decrease to the forecasted 2009 operating profit of the Merchant Services reporting unit (included within the Retail and Alliance Services segment), with no change to expected growth rates or other assumptions, would have increased the reporting unit’s 2008 impairment charge by approximately $0.9 billion while a $50 million increase would have entirely eliminated the reporting unit’s impairment charge of $0.7 billion.

Discussion of impairments that were recorded is included in Note 2 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Transactions with related parties. A substantial portion of the Company’s business within the Retail and Alliance Services and International segments is conducted through merchant alliances. Merchant alliances are alliances between the Company and financial institutions. If the Company has majority ownership and management control over an alliance, then the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated upon consolidation. If the Company does not have a controlling ownership interest in an alliance, it uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing fees charged to alliances accounted for under the equity method. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank contract a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance.

The Company negotiated all agreements with the alliance banks. Therefore, all transactions between the Company and its alliances were conducted at arm’s length; nevertheless, accounting guidance defines a transaction between the Company and an equity method investee as a related party transaction requiring separate disclosure in the financial statements of the Company. Accordingly, the revenue associated with these related party transactions are presented on the face of the Consolidated Statements of Operations.

Certain members of the Company’s Board of Directors are affiliated with KKR. In addition, First Data has a management agreement with affiliates of KKR pursuant to which such entities or their affiliates provide management services to the Company. Pursuant to such agreement, the Company pays an aggregate annual base management fee and reimburses out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. The agreement provides that the Company will pay fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the management agreement, in the event of an initial public offering or under certain other circumstances. The agreement also includes customary exculpation and indemnification provisions in favor of KKR and its affiliates.

Refer to Note 10 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding transactions with related parties.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Forward-Looking Statements

Certain matters the Company discusses in this Annual Report on Form 10-K and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern the Company’s strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements the Company makes relating to revenue, EBITDA, earnings, margins, growth rates and other financial results for future periods. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include:

(a)	no adverse impact on the Company’s business as a result of its high degree of leverage;

(b)	successful conversions under service contracts with major clients, including clients of Banc of America Merchant Services, LLC;

(c)	successfully adjusting to new U.S. financial regulatory reform legislation and regulations;

(d)	successful implementation and improvement of processing systems to provide new products, improved functionality and increased efficiencies;

(e)	successfully managing adverse economic conditions and developments in consumer spending;

(f)	successful consolidation of the Company’s processing platforms and data centers;

(g)	no further consolidation among client financial institutions or other client groups which have a significant impact on Company client relationships and no material loss of business from significant customers of the Company;

(h)	achieving planned revenue growth throughout the Company, including in the merchant alliance program which involves several alliances not under the sole control of the Company and each of which acts independently of the others, and successful management of pricing pressures through cost efficiencies and other cost-management initiatives;

(i)	no significant adverse movement in foreign currency exchange rates;

(j)	anticipation of and response to technological changes, particularly with respect to e-commerce and mobile commerce;

(k)	successfully managing the credit and fraud risks in the Company’s business units and the merchant alliances, particularly in the context of the developing e-commerce markets;

(l)	no material breach of security of any of the Company’s systems;

(m)	continuing development and maintenance of appropriate business continuity plans for the Company’s processing systems based on the needs and risks relative to each such system;

(n)	no unanticipated changes in laws, regulations, credit card association rules or other industry standards affecting the Company’s businesses which require significant product redevelopment efforts, reduce the market for or value of its products or render products obsolete;

(o)	continuation of the existing interest rate environment so as to avoid unanticipated increases in interest on the Company’s borrowings;

(p)	no unanticipated developments relating to lawsuits, investigations or similar matters;

(q)	no catastrophic events that could impact the Company’s or its major customer’s operating facilities, communication systems and technology or that has a material negative impact on current economic conditions or levels of consumer spending; and

(r)	successfully managing the potential both for patent protection and patent liability.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The Company’s assets include both fixed and floating rate interest-bearing securities. These investments arise primarily from settlement funds held by the Company associated with the merchant acquiring business and official check business. The Company invests these funds pending settlement. The Company has classified these investments as available-for-sale. Accordingly, they are carried on the Company’s Consolidated Balance Sheets at fair market value. A portion of the Company’s Integrated Payment Systems (“IPS”) business involved the payment of commissions to selling agents of its official check products and such commissions were generally computed based on short-term variable rates. The continued wind-down of this business resulted in a decrease in its investment portfolio balance as well as a decrease in commissions during the year ended December 31, 2010.

The Company’s interest rate-sensitive liabilities are its debt instruments. The Company’s senior secured term loan facility is subject to variable interest rates. The Company has interest rate swaps on $5.0 billion of the variable rate debt that convert it to fixed rates. The swaps expire in 2012. As of December 31, 2010, the Company had approximately $7.0 billion of variable rate debt not subject to a fixed rate swap.

Using the December 31, 2010 balances, a 10% proportionate increase in short-term interest rates on an annualized basis compared to the interest rates as of December 31, 2010, which for the three month LIBOR was 0.3028%, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of $1.9 million. The $1.9 million decrease to pretax income (due to a 10% increase in variable rates as of December 31, 2010) is a combination of the following: a) $2.6 million increase in interest expense related to the Company’s balance of variable interest rate debt, net of interest rate swaps, as of December 31, 2010 and b) $0.7 million increase in interest income associated with operating cash balances, settlement related cash balances, and investment positions (netted with commissions paid to selling agents). Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax income. Actual interest rates could change significantly more than 10%. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

The Company is exposed to changes in currency rates as a result of its investments in foreign operations, revenues generated in currencies other than the U.S. dollar and foreign currency denominated loans. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates.

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which the Company’s revenues and profits are denominated would result in an increase to pretax income of approximately $18 million. The increase results from a $104 million increase related to foreign exchange on intercompany loans and a $10 million increase related to foreign exchange on foreign currency earnings. This increase is partially offset by an $85 million decrease related to a euro denominated term loan held by the Company as well as an $11 million decrease related to a euro denominated cross currency swap held by the Company, assuming consistent operating results as the preceding twelve months from December 31, 2010. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, equity and comprehensive income (loss) for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 5 and 3, respectively, to the consolidated financial statements, the Company adopted authoritative guidance relating to (i) when and how to assess other-than-temporary impairments of securities, effective April 1, 2009, and (ii) accounting for business combinations, effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Data Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 9, 2011

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in millions)	2010	2009	2008
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$3,521.3	$3,047.0	$2,786.9
Check services	378.8	364.1	386.4
Card services	1,735.8	1,841.6	2,035.7
Other services	545.6	536.2	576.3
Product sales and other (a)	809.3	796.7	925.3
Reimbursable debit network fees, postage and other	3,389.6	2,728.2	2,100.7

	10,380.4	9,313.8	8,811.3

Expenses:
Cost of services (exclusive of items shown below)	3,023.3	2,945.1	2,870.6
Cost of products sold	375.2	305.5	316.8
Selling, general and administrative	1,579.7	1,438.2	1,374.8
Reimbursable debit network fees, postage and other	3,389.6	2,728.2	2,100.7
Depreciation and amortization	1,414.4	1,452.3	1,369.7
Other operating expenses:
Restructuring, net	72.0	92.8	12.0
Impairments	11.5	185.1	3,243.6
Litigation and regulatory settlements	(2.0)	11.8	—

	9,863.7	9,159.0	11,288.2

Operating profit (loss)	516.7	154.8	(2,476.9)

Interest income	7.8	11.7	26.0
Interest expense	(1,796.6)	(1,796.4)	(1,964.9)
Other income (expense)	(15.9)	(61.3)	(14.4)

	(1,804.7)	(1,846.0)	(1,953.3)

Loss before income taxes and equity earnings in affiliates	(1,288.0)	(1,691.2)	(4,430.2)
Income tax benefit	(323.8)	(578.8)	(699.2)
Equity earnings in affiliates	117.3	97.8	123.0

Net loss	(846.9)	(1,014.6)	(3,608.0)
Less: Net income attributable to noncontrolling interests	174.9	71.8	156.3

Net loss attributable to First Data Corporation	$(1,021.8)	$(1,086.4)	$(3,764.3)

(a)	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $134.6 million, $107.7 million and $220.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except common stock share amounts)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$509.5	$737.0
Accounts receivable, net of allowance for doubtful accounts of $20.3 (2010) and $14.9 (2009)	2,169.6	2,455.5
Settlement assets	6,694.0	6,870.3
Other current assets	413.4	398.8

Total current assets	9,786.5	10,461.6

Property and equipment, net of accumulated depreciation of $691.6 (2010) and $463.7 (2009)	952.0	1,051.4
Goodwill	17,296.9	17,475.8
Customer relationships, net of accumulated amortization of $2,490.5 (2010) and $1,723.8 (2009)	5,223.7	6,008.8
Other intangibles, net of accumulated amortization of $975.8 (2010) and $698.3 (2009)	1,931.0	2,121.1
Investment in affiliates	1,208.2	1,291.3
Long-term settlement assets	365.1	480.7
Other long-term assets	780.7	844.7

Total assets	$37,544.1	$39,735.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$180.9	$200.7
Short-term and current portion of long-term borrowings	270.5	304.9
Settlement obligations	7,058.9	7,394.7
Other current liabilities	1,353.7	1,554.9

Total current liabilities	8,864.0	9,455.2

Long-term borrowings	22,438.8	22,304.9
Long-term deferred tax liabilities	1,013.7	1,346.4
Other long-term liabilities	1,139.6	1,301.9

Total liabilities	33,456.1	34,408.4

Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	28.1	226.9
First Data Corporation stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2010 and 2009)	—	—
Additional paid-in capital	7,395.1	7,394.3

Paid-in capital	7,395.1	7,394.3
Accumulated loss	(6,163.9)	(5,127.3)
Accumulated other comprehensive loss	(636.9)	(681.7)

Total First Data Corporation stockholder’s equity	594.3	1,585.3

Noncontrolling interests	3,465.6	3,514.8

Total equity	4,059.9	5,100.1

Total liabilities and equity	$37,544.1	$39,735.4

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in millions)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(846.9)	$(1,014.6)	$(3,608.0)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,526.0	1,553.8	1,559.6
Charges related to other operating expenses and other income (expense)	97.4	350.5	3,267.0
Other non-cash and non-operating items, net	265.6	306.2	37.9
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	224.7	288.8	(86.4)
Other assets, current and long-term	298.3	215.6	297.4
Accounts payable and other liabilities, current and long-term	(386.1)	(42.8)	(99.1)
Income tax accounts	(424.3)	(657.9)	(768.8)
Excess tax benefit from share-based payment arrangement	—	—	(13.1)

Net cash provided by operating activities	754.7	999.6	586.5

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(3.2)	(86.5)	(188.7)
Payments related to other businesses previously acquired	(1.4)	(14.7)	(35.6)
Proceeds from dispositions, net of expenses paid and cash disposed	21.2	88.1	215.1
Proceeds from sale of property and equipment	5.5	29.4	—
Additions to property and equipment, net	(210.1)	(199.1)	(283.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(159.6)	(180.0)	(163.9)
Proceeds from the sale of marketable securities	0.3	3.9	74.9
Other investing activities	18.1	(48.7)	(1.3)

Net cash used in investing activities	(329.2)	(407.6)	(383.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	75.1	(206.1)	(41.9)
Proceeds from issuance of long-term debt	—	—	100.4
Debt modification and related financing costs	(61.2)	—	—
Principal payments on long-term debt	(220.4)	(243.1)	(326.8)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(216.1)	(10.0)	(150.9)
Contributions from noncontrolling interests	—	193.0	—
Purchase of noncontrolling interests	(213.3)	—	(78.4)
Redemption of Parent’s redeemable common stock	(2.5)	—	—
Capital contributed by Parent	—	—	126.8
Excess tax benefit from share-based payment arrangement	—	—	13.1
Cash dividends	(14.9)	—	(1.8)

Net cash used in financing activities	(653.3)	(266.2)	(359.5)

Effect of exchange rate changes on cash and cash equivalents	0.3	4.9	(43.8)

Change in cash and cash equivalents	(227.5)	330.7	(200.2)

Cash and cash equivalents at beginning of period	737.0	406.3	606.5

Cash and cash equivalents at end of period	$509.5	$737.0	$406.3

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

			First Data Corporation Shareholder

(in millions, except per share amounts)	Total	Comprehensive Income (Loss)	Retained Earnings Accumulated (Loss)	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2007	$6,900.1		$(301.9)	$(93.5)	0.0	$7,224.4	$71.1

Purchase of noncontrolling interests	(12.7)						(12.7)
Dispositions	(35.1)						(35.1)
Distributions and dividends paid to noncontrolling interests	(150.9)						(150.9)
Comprehensive loss
Net (loss) income	(3,608.0)	$(3,608.0)	(3,764.3)				156.3
Other comprehensive loss:
Unrealized losses on securities	(11.2)	(11.2)		(11.2)
Unrealized losses on hedging activities	(243.2)	(243.2)		(243.2)
Foreign currency translation adjustment	(560.3)	(560.3)		(556.5)			(3.8)
Minimum pension liability adjustment	(30.5)	(30.5)		(30.5)

Other comprehensive loss		(845.2)

Comprehensive loss		$(4,453.2)

Capital contributed by Parent	126.8					126.8
Stock compensation expense and excess tax benefit from share-based payment arrangement	29.6					29.6
Cash dividends paid by First Data Corporation to Parent	(1.8)		(1.8)
Other	(0.5)						(0.5)

Balance, December 31, 2008	2,402.3		(4,068.0)	(934.9)	0.0	7,380.8	24.4
Adjustment resulting from adoption of new accounting guidance	—		27.1	(27.1)
Acquisitions	20.4						20.4
Formation of Banc of America Merchant Services, LLC alliance	3,431.9					20.8	3,411.1
Distributions and dividends paid to noncontrolling interests	(10.0)						(10.0)
Comprehensive loss
Net (loss) income (1)	(1,018.3)	$(1,018.3)	(1,086.4)				68.1
Other comprehensive gain (loss):
Unrealized gains on securities	10.9	10.9		10.9
Unrealized gains on hedging activities	110.2	110.2		110.2
Foreign currency translation adjustment	228.2	228.2		223.7			4.5
Pension liability adjustment	(64.5)	(64.5)		(64.5)

Other comprehensive gain		284.8

Comprehensive loss		$(733.5)

Adjustment to redemption value of redeemable noncontrolling interests	(30.2)					(26.5)	(3.7)
Stock compensation expense and other	19.2					19.2

Balance, December 31, 2009	5,100.1		(5,127.3)	(681.7)	0.0	7,394.3	3,514.8

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

			First Data Corporation Shareholder

(in millions, except per share amounts)	Total	Comprehensive Income (Loss)	Retained Earnings Accumulated (Loss)	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Dividends and distributions paid to noncontrolling interests	(188.5)						(188.5)
Purchase of noncontrolling interest	(5.0)					(7.5)	2.5
Comprehensive loss
Net (loss) income (1)	(881.9)	$(881.9)	(1,021.8)				139.9
Other comprehensive gain, net of taxes:
Unrealized gains on securities	27.5	27.5		27.5
Unrealized gains on hedging activities	70.3	70.3		70.3
Foreign currency translation adjustment	(84.6)	(84.6)		(81.5)			(3.1)
Pension liability adjustment	28.5	28.5		28.5

Other comprehensive gain		41.7

Comprehensive loss		(840.2)

Adjustment to redemption value of redeemable noncontrolling interests	(7.0)					(7.0)
Stock compensation expense and other	15.4		0.1			15.3
Cash dividends paid by First Data Corporation to Parent	(14.9)		(14.9)

Balance, December 31, 2010	$4,059.9		$(6,163.9)	$(636.9)	0.0	$7,395.1	$3,465.6

(1)	The total net loss presented in the Consolidated Statements of Equity for the twelve months ended December 31, 2010 and 2009 is $35.0 million and $3.7 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year ended December 31,
	2010	2009	2008
Net loss (1)	$(881.9)	$(1,018.3)	$(3,608.0)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	27.5	10.9	(11.2)
Unrealized gains (losses) on hedging activities	70.3	110.2	(243.2)
Pension liability adjustment	28.5	(64.5)	(30.5)
Foreign currency translation adjustment	(84.6)	228.2	(560.3)

Total other comprehensive income (loss), net of tax	41.7	284.8	(845.2)

Comprehensive loss	(840.2)	(733.5)	(4,453.2)
Less: Comprehensive income attributable to noncontrolling interests	136.8	72.6	152.5

Comprehensive loss attributable to First Data Corporation	$(977.0)	$(806.1)	$(4,605.7)

(1)	The total net loss presented in the Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2010 and 2009 is $35.0 million and $3.7 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

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

The Company consolidates an entity’s financial statements when the Company either will absorb a majority of the entity’s expected losses or residual returns, in the case of a variable interest entity (“VIE”), or has the ability to exert control over a subsidiary. Control is normally established when ownership interests exceed 50% in an entity; however, when the Company does not exercise control over a majority-owned entity as a result of other investors having rights over the management and operations of the entity, the Company accounts for the entity under the equity method. As of December 31, 2010 and 2009, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Presentation

Effective January 1, 2010, the Integrated Payment Systems operating segment is being reported within All Other and Corporate. Results for 2009 and 2008 have been adjusted to reflect the change. Other amounts in 2009 and 2008 have been adjusted to conform to current year presentation.

The Company sold a merchant acquiring business in Canada as well as a debit and credit card issuing and acquiring processing business in Austria and Active Business Services, Ltd, all reported within the International segment, in November 2009, August 2009 and July 2008, respectively, and Peace Software (“Peace”), reported within the Financial Services segment, in October 2008. The results of divested businesses are excluded from segment results. The International and Financial Services performance measures have been adjusted for 2009 and 2008 to exclude the results of divested businesses. Retail and Alliance Services segment performance measures have been adjusted for 2008 to reflect the sale of 12.5% of the Company’s ownership interest in the Wells Fargo Merchant Services alliance that occurred on December 31, 2008.

Depreciation and amortization presented as a separate line item on the Company’s Consolidated Statements of Operations does not include amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees.” Also not included is amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line. The following table presents the amounts associated with such amortization (in millions):

	Year ended December 31,
	2010	2009	2008
Amortization of initial payments for new contracts	$38.6	$27.7	$10.9
Amortization related to equity method investments	$73.0	$73.8	$179.0

Revenue Recognition

The majority of the Company’s revenues are comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, or a fee per transaction processed, or account on file or some combination thereof. In limited circumstances, revenue is allocated to the separate units of accounting in a multiple element transaction based on relative selling prices, provided each element has stand alone value to the customer, and delivery of any undelivered items is probable and substantially within the Company’s control.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The official check and money order services and merchant acquiring business generate revenue through the ability to invest funds pending settlement. With respect to official checks, IPS paid some of its agents commissions based on short-term variable interest rates and the balance of outstanding official checks attributable to the individual agent. IPS netted the commissions paid to agents against the revenues it earned from its investments. Gains and losses associated with the above noted investments are recognized in revenue.

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

Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows (in millions):

	Year ended December 31,
	2010	2009	2008
Interchange fees and assessments	$17,834.8	$14,325.2	$9,186.9
Debit network fees	$2,798.3	$2,091.9	$1,351.7

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

Stock-based compensation to employees is measured at the grant date fair values of the respective stock options and restricted stock awards and expensed over the requisite service periods. An estimate of forfeitures is applied when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. During 2010, the Company modified the terms of its plan and, due to the nature of call rights and vesting conditions associated with the options and awards, the Company will recognize expense associated with the modifications and future grants only upon the occurrence of certain events. Refer to Note 13 for details regarding the Company’s stock-based compensation plan.

Foreign Currency Translation

The U.S. dollar is the functional currency for most of the Company’s U.S. based businesses and certain foreign based businesses. Significant operations with a local currency as their functional currency include operations in the United Kingdom, Australia, Germany, Greece and Argentina. Foreign currency denominated assets and liabilities for these units and other less significant operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of Other Comprehensive Income (“OCI”). Intercompany loans are not considered invested on a long-term basis and such foreign currency gains and losses are recorded in income. Transaction gains and losses related to operating assets and liabilities are included in the “Cost of services” and “Selling, general and administrative” lines of the Consolidated Statements of Operations and were immaterial. Non-operating transaction gains and losses derived from non-operating assets and liabilities are included in the “Other income (expense)” line of the Consolidated Statements of Operations and are separately disclosed in Note 9.

Derivative Financial Instruments

The Company utilizes derivative instruments to enhance its ability to manage interest rate risk and foreign exchange risk. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are recorded in either the “Other long-term assets”, “Other current liabilities” or “Other long-term liabilities” captions in the Consolidated Balance Sheets. Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows or a hedge of a net investment in a foreign operation. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity as a component of OCI and then recognized in earnings in the same period or periods during which the hedged item affects earnings. For derivatives that qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent the hedge is effective. Any ineffective portions of cash flow hedges and net investment hedges are recognized in the “Other income (expense)” line in the Consolidated Statements of Operations during the period of change. Additional discussion of derivative instruments is provided in Note 6.

Noncontrolling and Redeemable Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ share of the net income or loss of and equity in consolidated subsidiaries. Substantially all of the Company’s noncontrolling interests are presented pretax in the Consolidated Statements of Operations as “Net income attributable to noncontrolling interests” since the majority of the Company’s non-wholly owned consolidated subsidiaries are flow through entities for tax purposes. Noncontrolling interests are presented as a component of equity in the Consolidated Balance Sheets and reflect the original investments by these noncontrolling shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries, net of dividends or distributions. Noncontrolling interests that are redeemable at the option of the holder are presented outside of equity and are carried at their estimated redemption value. For business acquisitions occurring on or after January 1, 2009, noncontrolling interest at the date of acquisition is based on the total fair value of the acquired entity and the noncontrolling interest’s share of that value.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s contingent obligation relates to imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “Cost of services” in the Company’s Consolidated Statements of Operations. The amount of the reserves attributable to entities consolidated by the Company was $39.9 million and $45.9 million as of December 31, 2010 and 2009, respectively.

The majority of the TeleCheck Services, Inc. (“TeleCheck”) business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. The following table presents the accrued warranty and recovery balances (in millions):

As of December 31,	2010	2009
Accrued warranty balances	$13.4	$16.6
Accrued recovery balances	$29.8	$32.5

Accrued warranties are included in “Other current liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets. The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.4 billion as of December 31, 2010 which represented an estimate of the total uncleared checks at that time.

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. income tax return with their parent, First Data Holdings, Inc. (“Holdings”). The Company’s foreign operations file income tax returns in their local jurisdictions. Income taxes are computed in accordance with current accounting guidance and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.

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

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory requirements are included in “Other long-term assets” in the Consolidated Balance Sheets and were immaterial as of December 31, 2010 and 2009.

Accounts Receivable and Leasing Receivables

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not incurred significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. Long-term accounts receivable balances are included in “Other long-term assets” in the Consolidated Balance Sheets.

The Company has receivables associated with its point-of-sale terminal leasing businesses. Leasing receivables are included in “Accounts receivable” and “Other long-term assets” in the Consolidated Balance Sheets. The Company recognizes interest income on its leasing receivables using the effective interest method. For direct financing leases, the interest rate used incorporates initial direct costs included in the net investment in the lease. For sales type leases, initial direct costs are expensed as incurred.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to 10 years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred. The following table presents the amounts charged to expense for the depreciation and amortization of property and equipment, including equipment under capital lease (in millions):

Year ended December 31,	Amount
2010	$ 320.4
2009	300.3
2008	252.7

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

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. The Company estimates the fair value of each reporting unit using a discounted cash flow analysis. The Company performed its annual goodwill impairment test in the fourth quarters of 2010, 2009 and 2008 and recorded no impairment charges in 2010, total impairment charges of $17 million in 2009 and $3.2 billion in 2008, as discussed in Note 2. The 2009 goodwill impairment impacted a reporting unit within All Other and Corporate and the 2008 goodwill impairment impacted every reporting unit, also as discussed in Note 2.

Customer relationships represent the estimated value of the Company’s relationships with customers, primarily merchants and financial institutions, for which it provides services. Customer relationships are amortized based on the pattern of undiscounted cash flows for the period as a percentage of total projected undiscounted cash flows. The Company selected this amortization method for these customer relationships based on a conclusion that the projected undiscounted cash flows could be reliably determined.

The Company capitalizes initial payments for new contracts, contract renewals and conversion costs associated with customer processing relationships to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. The initial payments for new contracts and contract renewals are amortized over the term of the contract as a reduction of the associated revenue (transaction and processing service fees). Conversion costs are also amortized over the term of the contract but are recorded as an expense in “Depreciation and amortization” in the Consolidated Statements of Operations.

The Company develops software that is used in providing processing services to customers. To a lesser extent, the Company also develops software to be sold or licensed to customers. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available for general use. Software development costs are amortized using the straight-line method over the estimated useful life of the software, which is generally five years. Software acquired in connection with business combinations is amortized using the straight-line method over the estimated useful life of the software which generally ranges from three to 10 years.

In addition to capitalized contract and software development costs, other intangibles include copyrights, patents, purchased software, trademarks and non-compete agreements acquired in business combinations. Other intangibles, except for the First Data trade name discussed below, are amortized on a straight-line basis over the length of the contract or benefit period, which generally ranges from three to 25 years. The intangible amortization expense associated with customer relationships and other intangibles, including amortization associated with investments in affiliates, was as follows (in millions):

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ended December 31,	Amount
2010	$ 1,205.6
2009	1,253.5
2008	1,306.9

The value of the First Data trade name is $603.5 million as of December 31, 2010 and 2009. Upon consideration of many factors, including the determination that there are no legal, regulatory or contractual provisions that limit the useful life of the First Data trade name, the Company determined that the First Data trade name had an indefinite useful life. The Company also considered the effects of obsolescence, demand, competition, other economic factors and ability to maintain and protect the trade name without significant expenditures. The First Data trade name is expected to contribute directly or indirectly to the future cash flows of the Company for an indefinite period. As an indefinite lived asset, the First Data trade name will not be amortized but will be reviewed annually for impairment until such time as it is determined to have a finite life. The First Data trade name was not impaired as of December 31, 2010 or 2009.

The following table provides the components of other intangibles (in millions):

As of December 31,	2010 Cost	2010 Accumulated Amortization	2010 Net of Accumulated Amortization	2009 Cost	2009 Accumulated Amortization	2009 Net of Accumulated Amortization
Customer relationships	$7,714.2	$(2,490.5)	$5,223.7	$7,732.6	$(1,723.8)	$6,008.8

Other intangibles:
Conversion costs	$90.2	$(23.7)	$66.5	$57.2	$(13.7)	$43.5
Contract costs	139.8	(32.8)	107.0	145.5	(36.4)	109.1
Software	1,254.7	(761.5)	493.2	1,197.0	(544.4)	652.6
Other	1,422.1	(157.8)	1,264.3	1,419.7	(103.8)	1,315.9

Total other intangibles	$2,906.8	$(975.8)	$1,931.0	$2,819.4	$(698.3)	$2,121.1

The estimated future aggregate amortization expense for the next five years is as follows (in millions):

Year ended December 31,	Amount
2011	$991.6
2012	905.6
2013	813.1
2014	774.5
2015	740.4

The Company tests contract and conversion costs greater than $1 million for recoverability on an annual basis by comparing the remaining expected undiscounted cash flows under the contract to the net book value. Any assets that are determined to be unrecoverable are written down to their fair value. In addition to this annual test, these assets and all other long lived assets are tested for impairment upon an indicator of potential impairment. The Company recorded impairment charges related to customer contracts and other intangibles as described in Note 2.

Inventory

Inventories are stated at lower of cost or market and consist primarily of POS terminals, forms and envelopes. The cost of inventory is determined using average cost for POS terminals and first-in first-out (“FIFO”) for forms.

Investment Securities

The Company’s current settlement assets include short-term, liquid investments, primarily money market funds, discounted commercial paper, time deposits, and corporate bonds. The Company’s long-term settlement assets are comprised of student loan auction rate securities (“SLARS”) and corporate bonds. Additionally, the Company maintains investments in marketable and non-marketable securities, chiefly equity securities held for strategic purposes, the majority of which are carried at cost and included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets. The specific identification method is used to determine the cost basis of securities sold. As of December 31, 2010 and 2009, all of the debt and equity securities included

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the above noted investments, except cost method investments, were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of OCI, net of any related tax effect. The Company assesses marketable securities for impairment quarterly. Cost method investments are also evaluated quarterly to determine whether an event or change in circumstance has occurred in that period that may have a significant adverse effect on the fair value and, if practicable to do so, the fair value is estimated.

For equity securities, declines in value that are judged to be other than temporary in nature are recognized in the Consolidated Statements of Operations. For public company equity securities, the Company’s policy is to treat a decline in the investment’s quoted market value that has lasted for more than six months as an other than temporary decline in value. For debt securities, when the Company intends to sell an impaired debt security or it is more likely than not it will be required to sell prior to recovery of its amortized cost basis, an other-than-temporary-impairment (“OTTI”) has occurred. The impairment is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value. When the Company does not intend to sell an impaired debt security and it is not more likely than not it will be required to sell prior to recovery of its amortized cost basis, the Company assesses whether it will recover its amortized cost basis. If the entire amortized cost will not be recovered, a credit loss exists resulting in the credit loss portion of the OTTI being recognized in earnings and the amount related to all other factors recognized in OCI. The Company adopted this accounting for OTTI effective April 1, 2009 in accordance with new accounting guidance and the cumulative effect is reported as “Adjustment resulting from adoption of new accounting guidance” on the accompanying Consolidated Statements of Equity. Refer to Note 7 for a detailed discussion regarding the fair value of the Company’s investments.

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

Note 2: Restructuring, Impairments, and Litigation and Regulatory Settlements

The Company recorded restructuring charges, impairment charges, and litigation and regulatory settlements during the three years ended December 31, 2010. Restructuring accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Consolidated Statements of Operations caption in which they were originally recorded. Such reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows (in millions):

	Pretax Benefit (Charge)
Year ended December 31, 2010	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Divested	Totals
Restructuring charges	$(20.3)	$(11.3)	$(28.2)	$(27.7)	$—	$(87.5)
Restructuring accrual reversals	0.7	0.8	10.9	3.1	—	15.5
Impairments	(1.6)	—	(9.9)	—	—	(11.5)
Litigation and regulatory settlements	—	2.0	—	—	—	2.0

Total pretax charge, net of reversals	$(21.2)	$(8.5)	$(27.2)	$(24.6)	$—	$(81.5)

Year ended December 31, 2009
Restructuring charges	$(15.9)	$(14.5)	$(49.2)	$(22.0)	$(0.5)	$(102.1)
Restructuring accrual reversals	4.2	1.7	2.9	0.5	—	9.3
Impairments	—	—	(131.9)	(53.2)	—	(185.1)
Litigation and regulatory settlements	—	(14.5)	—	2.7	—	(11.8)

Total pretax charge, net of reversals	$(11.7)	$(27.3)	$(178.2)	$(72.0)	$(0.5)	$(289.7)

Year ended December 31, 2008
Restructuring charges	$(7.2)	$(13.2)	—	—	—	$(20.4)
Restructuring accrual reversals	0.7	7.6	—	—	$0.1	8.4
Impairments	(1,106.5)	(1,396.0)	$(376.2)	$(160.7)	(204.2)	(3,243.6)

Total pretax charge, net of reversals	$(1,113.0)	$(1,401.6)	$(376.2)	$(160.7)	$(204.1)	$(3,255.6)

Restructuring charges

2010. The 2010 restructurings resulted from the elimination of management and other positions, approximately 1,200 employees, as part of the Company aligning the business with strategic objectives as well as domestic site consolidations and the reorganization of executive officers. Similar initiatives are expected to occur in future periods resulting in additional restructuring charges. Partially offsetting the charges were reversals of excess 2008 and 2009 restructuring accruals as well as reversals resulting from the refinement of 2010 estimates.

2009. The 2009 restructurings resulted from the elimination of management and other positions, approximately 1,700 employees, as part of the Company’s cost saving initiatives as well as domestic site consolidations and the elimination of certain information technology positions. The Company incurred additional charges through 2010 related to these plans. Partially offsetting the charges are reversals of 2009 and 2008 restructuring accruals related to the Company’s change in strategy related to global labor sourcing initiatives as well as refining previously recorded estimates.

2008. The 2008 restructurings resulted from the planned termination of approximately 1,000 employees associated with initial plans for call center consolidation and global labor sourcing initiatives primarily related to information technology development. During the fourth quarter, the Company’s strategy related to global labor sourcing initiatives changed resulting in delaying implementation of certain of the initiatives and 20% fewer terminations than originally planned which resulted in the reversal of the associated charges. The Company incurred additional charges through 2009 related to these plans.

The following table summarizes the Company’s utilization of restructuring accruals, excluding merger related restructuring charges, for the years ended December 31, 2009 and 2010 (in millions):

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2009	$11.1	—
Expense provision	101.6	$0.5
Cash payments and other	(44.9)	(0.3)
Changes in estimates	(9.3)	—

Remaining accrual as of December 31, 2009	58.5	0.2
Expense provision	86.7	0.6
Cash payments and other	(91.2)	(0.4)
Changes in estimates	(15.3)	(0.2)

Remaining accrual as of December 31, 2010	$38.7	$0.2

Impairments

In the fourth quarter of 2010, within Retail and Alliance Services, the Company recorded $1.6 million in impairment charges related to other intangibles. Also during the fourth quarter of 2010, the Company recorded $9.9 million in asset impairment charges related to the International segment. Approximately $6.2 million of the total impairment occurred because the Company did not complete a software project and determined that there are no likely alternative uses for the software. The remaining $3.7 million of impairment charges resulted from the write off of assets the Company determined have no future use or value.

In the fourth quarter of 2009, domestically, the Company recorded approximately $33 million in impairment charges related to customer contracts, a goodwill impairment charge of approximately $17 million and a software impairment charge of approximately $3 million related to the Information Services reporting unit. The significant factor that drove most of the impairment was lower projections of financial results as compared to those used in the 2008 impairment testing.

Also in the fourth quarter of 2009, the Company recorded approximately $124 million in asset impairment charges related to the International reporting unit and segment. Approximately $64 million of the total impairment charge related to the Company’s business in Germany and was allocated to impair the value of customer contracts and real property by approximately $58 million and $6 million, respectively. The impairment occurred because of the deterioration of profitability on existing business, higher risk of revenue attrition in future years and lower projections of financial results compared to those used in prior periods. Approximately $47 million of the total impairment charge related to impairment of customer contracts associated with the Company’s card-issuing business in the United Kingdom. The impairment occurred because of negative cash flow in the existing business and lower projections of financial results compared to those used in prior periods. The remaining $13 million of impairment charges related to a trade name in Canada, customer contracts in Brazil and Ireland and software.

During the third quarter of 2009, the Company recorded a charge of $7.7 million related to an intangible asset impairment within the International segment resulting from continuing and projected losses combined with a change in business strategy related to an existing business.

During 2008, the Company performed its annual goodwill impairment test in the fourth quarter of 2008 and recorded a total impairment charge of $3.2 billion that impacted every reporting unit. The primary causes of the impairment charges were higher discount rates and revised projections of financial results as compared to those used to allocate the purchase price of the merger with an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”) in 2007. The revised projections resulted from the global economic situation in 2008 that caused a decrease in near-term projections and a delay in the attainment of long-term projections. Discount rates were determined on a market participant basis and increased due to the increased risk in the marketplace and more costly access to capital. The assumptions used in the test reflect the Company’s estimates as of December 31, 2008 and appropriately consider the impact of the deterioration in general global economic conditions.

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

The Company followed a discounted cash flow approach in estimating the fair value of the reporting units, intangibles assets or other affected asset groups discussed above. Discount rates were determined on a market participant basis. In certain situations, the Company relied in part on a third-party valuation firm in determining the appropriate discount rates. The Company obtained an appraisal from a third-party brokerage firm to assist in estimating the value of real property in Germany. All key assumptions and valuations were determined by and are the responsibility of management.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation and regulatory settlements

In 2009, the Company recorded anticipated settlements of several matters within the Financial Services segment. In the first and second quarters of 2010, the Company released $2.0 million related to these settlements.

Note 3: Business Combinations, Asset Acquisitions and Dispositions

	Initial Consideration (a)
Businesses and Assets Acquired	Month	Total	Cash
	(in millions)
2010:
Redemption of Rockmount Investments, LLC (“Rockmount”) put in BAMS (b)		$213.3	$213.3
Merchant portfolio and other acquisitions		3.2	3.2

		$216.5	$216.5

2009:
Banc of America Merchant Services, LLC (“BAMS”)	June	$3,444.2	—
ICICI Merchant Services	December	68.7	$68.7
Nine other acquisitions and merchant portfolio acquisitions		25.8	25.8

		$3,538.7	$94.5

2008:
Alliance with Allied Irish Banks p.l.c. (“AIB”)	January	$178.2	$178.2
Money Network Financial, LLC (“Money Network”) noncontrolling interest buyout	July	60.8	60.8
Chase Paymentech SolutionsTM (“CPS”) Alliance termination (c)	November	2,746.0	—
Two other acquisitions and merchant portfolio acquisitions		28.1	28.1

		$3,013.1	$267.1

(a)	Does not consider cash acquired or debt assumed. Does not reflect cash paid or received in years subsequent to initial acquisition.
(b)	See discussion of redemption in the 2009 Acquisition section below.
(c)	The receipt of the Company’s proportionate 49% share of the alliance was accounted for as a purchase business combination.

2010 Dispositions

During 2010, the Company received a contingent payment in connection with the November 2009 sale of a merchant acquiring business.

2009 Acquisitions

Effective January 1, 2009, the Company’s accounting for business combinations followed the new accounting guidance for business combinations and noncontrolling interests.

On June 26, 2009, Bank of America N.A. (“BofA”) and the Company, together with Rockmount, an investment vehicle controlled by a third-party investor, formed a new company, BAMS. BAMS provides clients with a comprehensive suite of acquiring and processing payment products for credit and debit cards as well as merchant loyalty, prepaid, check and e-commerce solutions.

At the time of the formation, the Company owned a 48.45% direct voting interest in BAMS and BofA owned a 46.55% direct voting interest. The remaining stake in BAMS was a 5% non-voting interest held by Rockmount. The Company owned a 40% noncontrolling interest in Rockmount. In May 2010, the third party owning a controlling interest in Rockmount exercised a put right on Rockmount’s beneficial interest in BAMS requiring net cash payments from FDC of $213 million. The redemption amount was based on Rockmount’s capital account balance in BAMS immediately prior to the redemption with an additional adjustment paid by the Company and Bank of America N.A. based on the level of BAMS revenues for the trailing 12 month period ended March 31, 2010. After redemption by Rockmount, the Company owns 51% of BAMS and Bank of America N.A. owns 49%. The Company’s

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

51% direct voting interest in BAMS, together with its control of the management committee, which governs BAMS, provides the Company with a controlling financial interest in BAMS under the applicable accounting standards and rules and thus BAMS is consolidated by the Company and reported in its Retail and Alliance Services segment. BofA’s 49% interest in BAMS is presented as a noncontrolling interest component of total equity.

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

The assets contributed to BAMS by the Company continue to be recorded at the Company’s carrying basis, which for the majority of assets was established effective November 1, 2008 as described immediately above net of applicable amortization expense subsequently recognized, and the assets contributed by BofA were recorded at their estimated fair value. The fair value of the BofA contribution to BAMS was determined by estimating the BAMS enterprise value and attributing the appropriate portion of that value to such contribution. The Company relied in part upon a third-party valuation firm in determining the enterprise value of BAMS. All key assumptions and valuations were determined by and are the responsibility of management. The value attributed to the net tangible and identifiable intangible assets contributed by BofA was based on their estimated fair values. During the fourth quarter of 2009 the final valuation was completed and the purchase price allocation resulted in identifiable intangible assets of $1,317 million, which will be amortized over a range estimated to be 11 to 20 years, and goodwill of $2,127 million.

In December 2009, the Company formed a merchant acquiring alliance with ICICI Bank, ICICI Merchant Services. ICICI Merchant Services provides card acquiring services in India. The Company owns 81% of the alliance which is consolidated and reported in the International segment. During the fourth quarter of 2010 the final valuation was completed and the purchase price allocation resulted in identifiable intangible assets of $34 million, which will be amortized over five to 10 years, and goodwill of $41 million.

The aggregate cash paid for acquisitions during the year ended December 31, 2009 was approximately $87 million, net of cash acquired. The aggregate purchase price allocation associated with acquisitions during 2009 resulted in identifiable intangible assets and goodwill as follows:

	Purchase price allocation (in millions)	Weighted-average useful life
Customer relationships	$971.4	11 years
Trade names	389.0	20 years
Other intangibles	13.7	9 years

Total identifiable intangibles	$1,374.1	14 years

Goodwill (a)	$2,168.5

(a)	Much of the goodwill in the BAMS transaction represents synergies in processing and other strengths of the respective partners. None of the goodwill is deductible for tax purposes.

Additional information. The pro forma impact of all 2009 acquisitions on net income was not material.

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

The aggregate cash paid for acquisitions during the year ended December 31, 2008 was approximately $267 million. The aggregate purchase price allocation associated with acquisitions during 2008 resulted in identifiable intangible assets and goodwill as follows:

	Purchase price allocation (in millions)	Weighted-average useful life
Software	$59.4	4 years
Customer relationships	1,056.8	9 years
Trade names	16.2	10 years
Other intangibles	13.7	9 years

Total identifiable intangibles	$1,146.1	9 years

Goodwill (a)	$1,111.3

(a)	Approximately $439 million of goodwill resulting from 2008 acquisitions is expected to be deductible for tax purposes.

Additional information. The pro forma impact of all 2008 acquisitions on net income was not material.

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

Other Information

The following table outlines the net assets acquired and net cash paid for acquisitions (at date of acquisition) (in millions):

	Year ended December 31,
	2010	2009	2008

Fair value of net assets acquired	$216.5	$3,538.7	$3,013.1
Less non-cash consideration	—	(3,444.2)	(2,746.0)
Less cash acquired	—	(8.0)	—

Net cash paid for acquisitions (a)	$216.5	$86.5	$267.1

(a)	Includes purchases of noncontrolling interests.

The following table presents changes to goodwill for the years ended December 31, 2009 and 2010 (in millions):

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Divested Operations	Totals
Balance as of January 1, 2009
Goodwill	$11,925.6	$3,166.9	$2,522.2	$241.6	$223.9	$18,080.2
Accumulated impairment losses	(1,106.5)	(1,395.2)	(375.6)	(160.4)	(181.3)	(3,219.0)

	10,819.1	1,771.7	2,146.6	81.2	42.6	14,861.2

Acquisitions	2,127.2	—	42.5	—	—	2,169.7
Dispositions	—	—	—	—	(38.6)	(38.6)
Purchase price adjustments	323.6	(0.3)	31.8	(0.2)	—	354.9
Reallocation of goodwill	(244.4)	290.4	—	(46.0)	—	—
Goodwill impairments	—	—	—	(16.6)	—	(16.6)
Other adjustments (primarily foreign currency)	0.9	—	148.3	—	(4.0)	145.2

Balance as of December 31, 2009
Goodwill	14,132.9	3,457.0	2,744.8	195.4	181.3	20,711.4
Accumulated impairment losses	(1,106.5)	(1,395.2)	(375.6)	(177.0)	(181.3)	(3,235.6)

	13,026.4	2,061.8	2,369.2	18.4	—	17,475.8

Purchase price adjustments	(67.2)	(5.6)	(0.5)	(18.4)	—	(91.7)
Other adjustments (primarily foreign currency)	—	—	(87.2)	—	—	(87.2)

Balance as of December 31, 2010
Goodwill	14,065.7	3,451.4	2,657.1	177.0	181.3	20,532.5
Accumulated impairment losses	(1,106.5)	(1,395.2)	(375.6)	(177.0)	(181.3)	(3,235.6)

	$12,959.2	$2,056.2	$2,281.5	—	—	$17,296.9

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels or if certain other conditions are met, as well as other payments or receipts of cash related to certain events that transpired subsequent to the acquisition of certain companies. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and is recorded when payable as additional purchase price. Additional consideration was paid totaling $1.4 million in 2010, $14.7 million in 2009 and $35.6 million in 2008. As of December 31, 2010, the Company did not have any contingent consideration payable.

Note 4: Settlement Assets and Obligations

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31,	2010	2009
Settlement assets:
Current settlement assets:
Cash and cash equivalents	$1,896.0	$2,627.8
Investment securities	39.2	250.9
Due from card associations and bank partners	4,194.8	3,832.4
Due from merchants	542.0	139.9
Due from selling agents	22.0	19.3

	6,694.0	6,870.3

Long-term settlement assets:
Investment securities	365.1	480.7

	$7,059.1	$7,351.0

Settlement obligations:
Current settlement obligations:
Payment instruments outstanding	$775.5	$1,232.6
Card settlements due to merchants	6,283.4	6,144.0
Due to selling agents	—	18.1

	$7,058.9	$7,394.7

Cash equivalents consist of short-term time deposits, commercial paper and other investments. See Note 5 for information concerning the Company’s investment securities.

FDC generated revenues from its investment of certain settlement assets, the majority of which pertained to cash equivalents and investment securities. As of December 31, 2010, the official check portfolio was invested in cash equivalents with ratings of “A1/P1” or better or in the “A” category or better and short-term and long-term investments rated in the “A” category or better with the exception of $4.7 million in lower rated securities, primarily auction rate securities described in Note 7. The following table presents the official check investment portfolio average balances and total investment revenues:

	Year ended December 31,
	2010	2009	2008
Official check investment portfolio average balances (in billions)	$1.0	$2.7	$7.3
Investment revenues from the official check portfolio (before commissions to certain selling agents) (in millions)(a)	$(17.6)	$31.1	$163.2

(a)	Includes impairment charges of $28.2 million in 2010 and $60.3 million in 2008. Refer to Note 5 for additional information.

Note 5: Investment Securities

The majority of the Company’s investment securities are a component of the Company’s settlement assets and represent the investment of funds received by FDC from the sale of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities included in current settlement assets primarily consists of money market funds, discounted commercial paper, time deposits and corporate bonds. The Company’s long-term settlement assets are comprised of student loan auction rate securities (“SLARS”) and corporate bonds. Realized gains and losses and other-than-temporary impairments (“OTTI”) on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments including equity securities and shares of a money market fund which are carried at fair value and included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets. Realized gains and losses on these investments are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 9.

The principal components of the Company’s investment securities are as follows (in millions):

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)(c)	Fair Value (d)
As of December 31, 2010
Student loan auction rate securities	$341.1	—	—	$—	$341.1
Corporate bonds	63.0	$0.1	$(0.1)	—	63.0
Other securities:
Cost method investments	24.5	—	—	—	24.5
Other	0.6	0.1	—	—	0.7

Total other	25.1	0.1	—	—	25.2

Totals	$429.2	$0.2	$(0.1)	$—	$429.3

As of December 31, 2009
Student loan auction rate securities	$494.4	—	$(29.8)	$(14.9)	$449.7
Corporate bonds	270.7	$0.7	—	—	271.4
Other securities:
Cost method investments	25.1	—	—	—	25.1
Other	15.8	0.2	—	—	16.0

Total other	40.9	0.2	—	—	41.1

Totals	$806.0	$0.9	$(29.8)	$(14.9)	$762.2

(a)	Represents amortized cost for debt securities.
(b)	“OTTI” refers to other-than-temporary impairments.
(c)	Represents the fair value adjustment for debt securities excluding that attributable to credit losses.
(d)	Represents cost for cost method investments.

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in millions):

As of December 31, 2010	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$45.8	$(0.1)	—	—	$45.8	$(0.1)

	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
As of December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	—	—	$449.7	$(44.7)	$449.7	$(44.7)

Prior to the fourth quarter of 2010, the Company did not intend to sell the remainder of the SLARS and did not consider it more likely than not that it would be required to sell the SLARS before the recovery of the amortized costs basis and accordingly no significant OTTI losses had been recorded in earnings. This determination was based on management’s expectations as to when certain related settlement liabilities would need to be funded and the Company’s ability to use its revolving credit facility in the event the settlement liabilities need to be funded before the SLARS became liquid. However, during the fourth quarter of 2010, several events occurred which have impacted management’s expectations. Compliance with new state laws and regulations will restrict the Company’s ability to hold the SLARS for an extended period. Additionally, although the Company’s revolving credit facility remains available, management is no longer certain it will utilize it in order to avoid selling the SLARS at their current fair value. Due to the combination of the cumulative effect of the new and existing state laws and regulations noted above as well as the Company’s changing views of its use of capital, the Company can no longer assert that it will not more likely than not be required to sell the SLARS prior to the recovery of their fair value to their amortized cost. Accordingly, an other-than-temporary impairment of $27.9 million was recognized during the fourth quarter of 2010 in addition to an other-than-temporary impairment of $0.3 million recognized during the first quarter of 2010.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third quarter of 2010, the Company received proceeds of $85.3 million for its entire holdings in the NextStudent SLARS as a result of the liquidation through public sale of the underlying collateral of the securities. The Company realized a loss of $2.8 million on the liquidation.

On January 28, 2011, the Company sold approximately $123 million of its holdings in SLARS resulting in a net realized loss of $2.6 million.

All of the above investments, with the exception of cost method investments, were classified as available-for-sale. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of other comprehensive income (“OCI”) into the Consolidated Statements of Operations. Unrealized gains and losses on investments carried at fair value are included as a separate component of OCI, net of any related tax effects.

The following table presents additional information regarding available-for-sale securities (in millions):

	Year ended December 31,
	2010	2009	2008
Proceeds from sales(a)	$138.1	$56.0	$455.4
Gross realized gains included in earnings as a result of sales(a)	6.2	0.1	—
Gross realized (losses) included in earnings as a result of sales(a)	(3.3)	(0.7)	(0.6)
Impairments included in earnings(b)	(28.2)	—	(63.3)
Net unrealized gains or (losses) included in OCI, net of tax	7.7	10.6	(48.7)
Net gains or (losses) reclassified out of OCI into earnings, net of tax	(19.8)	(0.3)	(37.5)

(a)	Includes activity resulting from sales, redemptions, liquidations and related matters. Gains and losses are recorded in the “Product sales and other” or “Other income (expense)” line items of the Consolidated Statements of Operations.
(b)	In 2009, in accordance with new accounting guidance, the Company recognized a cumulative effect adjustment increasing the opening balance of retained earnings effectively reversing $43.3 million of impairments recognized in 2008.

The following table presents maturity information for the Company’s investments in debt securities as of December 31, 2010 (in millions):

Fair Value
Due within one year	$39.7
Due after one year through five years	23.8
Due after five years through 10 years	29.4
Due after 10 years	311.7

Total debt securities	$404.6

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of December 31, 2010 there were no indicators of impairment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of December 31, 2010, it was deemed impracticable to estimate the fair value on $19.1 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments. Realized pretax gains and losses associated with these investments are recognized in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 9.

Note 6: Derivative Financial Instruments

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2010, the Company uses derivative instruments to mitigate (i) cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), (ii) to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates and (iii) to protect the Company from foreign currency exposure related to an outsourcing contract with a foreign vendor.

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

Accounting for Derivative Instruments and Hedging Activities

The Company recognizes all derivatives in the “Other long-term assets”, “Other current liabilities” and “Other long-term liabilities” captions in the Consolidated Balance Sheets at their fair values. The Company has designated certain of its interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable rate debt and a cross currency swap as a foreign currency hedge of its net investment in a foreign subsidiary. Other interest rate swaps, cross currency swaps and forward contracts on various foreign currencies no longer qualify or have not been designated as accounting hedges and do not receive hedge accounting treatment.

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

Credit Risk

The Company monitors the financial stability of its derivative counterparties and all counterparties remain highly-rated (in the “A” category or higher). The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review at inception of the hedge, as circumstances warrant, and at least on a quarterly basis of the credit risk of these counterparties. The Company also monitors the concentration of its contracts with individual counterparties. The Company’s exposures are in liquid currencies (primarily in U.S. dollars, euros and Australian dollars), so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

Derivatives Not Qualifying For Hedge Accounting

As of December 31, 2010, the Company had certain derivative instruments that functioned as economic hedges but no longer qualify or were not designated to qualify for hedge accounting. Such instruments included a cross-currency swap to hedge foreign currency exposure from an intercompany loan, a foreign exchange rate collar to hedge foreign currency exposure related to an outsourcing contract with a foreign vendor, and interest rate swaps to hedge the interest payments on variable rate debt from fluctuations in interest rates.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2010, the notional amount of the foreign exchange rate collar was approximately 83.8 million Philippine pesos ($1.9 million). The notional amount of the cross-currency swaps was 91.1 million euro (approximately $119.5 million). The notional amount of the interest rate swaps that no longer qualify for hedge accounting was $1.5 billion.

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

Derivatives That Qualify For Hedge Accounting

Hedge of a net investment in a foreign operation. As of December 31, 2010, the Company had a cross currency swap that was designated as a hedge of a net investment in a foreign operation with an aggregate notional amount of 115.0 million Australian dollars (approximately $115.5 million).

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below.

Cash flow hedges. As of December 31, 2010, the Company had interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $3.5 billion of the approximate $12.0 billion variable rate senior secured term loan. The Company also had two basis rate swaps, which expired during the third quarter of 2010, that modified the variable rates on $3.0 billion of the $3.5 billion interest rate swaps and that lowered the fixed interest rates on those interest rate swaps. The basis swaps paid interest at rates equal to three-month-LIBOR and received interest at rates equal to one-month-LIBOR plus a fixed spread.

At December 31, 2010, the maximum length of time over which the Company is hedging its exposure is approximately 2 years. The Company follows the hypothetical derivative method to measure hedge ineffectiveness which resulted mostly from the hedges being off-market at the time of designation. Ineffectiveness associated with these hedges is recognized immediately in the Consolidated Statements of Operations. The amount of losses in OCI related to the hedged transactions as of December 31, 2010 that is expected to be reclassified into the Consolidated Statements of Operations within the next 12 months is approximately $75.9 million.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Balance Sheets or in the Consolidated Statements of Operations, see the tabular information presented below.

Fair Value of Derivative Instruments

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of December 31, 2010
(in millions)	Assets(a)	Liabilities(b)
Derivatives designated as hedging instruments
Interest rate contracts	—	$(252.2)
Foreign exchange contracts	—	(21.3)

Total derivatives designated as hedging instruments	—	(273.5)

Derivatives not designated as hedging instruments
Interest rate contracts	—	(105.0)
Foreign exchange contracts	$7.7	(0.9)

Total derivatives not designated as hedging instruments	7.7	(105.9)

Total derivatives	$7.7	$(379.4)

	As of December 31, 2009
(in millions)	Assets(a)	Liabilities(b)
Derivatives designated as hedging instruments
Interest rate contracts	—	$(304.4)
Foreign exchange contracts	—	(10.0)

Total derivatives designated as hedging instruments	—	(314.4)

Derivatives not designated as hedging instruments
Interest rate contracts	—	(153.5)
Foreign exchange contracts	$1.2	(3.6)

Total derivatives not designated as hedging instruments	1.2	(157.1)

Total derivatives	$1.2	$(471.5)

(a)	Derivative assets are included in the “Other long-term assets” line of the Consolidated Balance Sheets.
(b)	Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Year ended December 31,
	2010		2009		2008
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$(26.2)	—	$41.1	—	$(433.1)	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(145.7)	—	$(131.4)	—	$(45.8)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	$(6.3)	—	$(11.3)	—	$(16.0)	—

Derivatives in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	$(14.8)	—	$(21.9)	—	$17.3
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	$0.5	—	$1.1	—	$(1.7)
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$(61.6)	$9.1	$(53.0)	$(4.2)	—	$4.8

(a)	Gain (loss) is recognized in the “Interest expense” line of the Statements of Operations.
(b)	Gain (loss) is recognized in the “Other income (expense)” line of the Statements of Operations.

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income for the years ended December 31, 2010 and 2009 related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company (in millions, after tax):

	Year ended December 31,
	2010	2009
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(242.3)	$(339.6)
Less: Reclassifications into earnings from other comprehensive income (loss)	91.3	82.4

	(151.0)	(257.2)
Net gains and (losses) in fair value of derivatives (a)	(30.3)	14.9

Accumulated loss included in other comprehensive income (loss) at end of the period	$(181.3)	$(242.3)

(a)	Gains and losses are included in unrealized (losses) gains on hedging activities and in foreign currency translation adjustment on the Consolidated Statements of Equity.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7: Fair Value Measurement

Fair value of financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments (in millions):

	2010
As of December 31,	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$39.2	$39.2
Long-term investment securities	$365.1	$365.1
Other long-term assets:
Long-term investment securities	$0.5	$0.5
Cost method investments	$24.5	$24.5
Derivative financial instruments	$7.7	$7.7
Other current liabilities:
Derivative financial instruments	$4.4	$4.4
Long-term borrowings:
Long-term borrowings	$22,438.8	$20,914.6
Other long-term liabilities:
Derivative financial instruments	$375.0	$375.0

(a)	Represents cost for cost method investments. Refer to Note 5 of these Consolidated Financial Statements for a more detailed discussion of cost method investments.

The estimated fair values of investment securities and derivative financial instruments are described below. Refer to Notes 5 and 6 for additional information regarding the Company’s investment securities and derivative financial instruments, respectively.

The estimated fair market value of long-term borrowings was primarily based on market trading prices. For additional information regarding the Company’s borrowings, refer to Note 8 of these Consolidated Financial Statements.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy described above (in millions):

	Fair Value Measurement Using
As of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$341.1	$341.1
Other available-for-sale securities:
Corporate bonds	—	63.0	—	63.0
Preferred stock	0.2	—	—	0.2

Total other available-for-sale securities	0.2	63.0	341.1	404.3

Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Foreign currency derivative contracts	—	7.7	—	7.7

Total other long-term assets	—	8.2	—	8.2

Total assets at fair value	$0.2	$71.2	$341.1	$412.5

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$4.4	$—	$4.4
Other long-term liabilities:
Interest rate swap contracts	—	352.8	—	352.8
Foreign currency derivative contracts	—	22.2	—	22.2

Total liabilities at fair value	$—	$379.4	$—	$379.4

Settlement assets - student loan auction rate securities.  Due to the lack of observable market activity for the SLARS held by the Company, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy. A 50 basis point change in liquidity risk premium, as well as slight changes in other factors, would impact the value of the SLARS by approximately $7 million. For additional information regarding the sale, settlements and impairments of the SLARS, refer to Note 5 of these Consolidated Financial Statements.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance as of January 1, 2010	$449.7
Total gains or losses (realized or unrealized):
Included in other comprehensive income	44.7
Included in product sales and other	(31.5)
Sales	(23.5)
Settlements	(98.3)
Transfers in (out) of Level 3	—

Ending balance as of December 31, 2010	$341.1

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Settlement assets - other available-for-sale securities.  Prices for the corporate bonds are not quoted on active exchanges but are priced through an independent third-party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, from other market inputs. Corporate bonds were valued under a market approach using observable inputs including reported trades, benchmark yields, broker/dealer quotes, issuer spreads and other standard inputs.

The Company’s experience with these types of investments and expectations of the current investments held is that they will be satisfied at the current carrying amount. These securities were classified as Level 2.

Derivative financial instruments.  The Company uses derivative instruments to mitigate certain risks. The Company’s derivatives are not exchange listed and therefore the fair value is estimated under an income approach using Bloomberg analytics models that are based on readily observable market inputs. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observables including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity and, accordingly, the Company’s derivatives were classified within Level 2 of the fair value hierarchy. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized or that will be realized in the near future. Refer to Note 6 of these Consolidated Financial Statements for additional information regarding the Company’s derivative financial instruments.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the year ended December 31, 2010, the Company recorded impairments totaling $11.5 million on assets with a total carrying value of $11.7 million, as a result of changes in management’s expectations with respect to projected cash flows, ongoing negative cash flows for certain assets or asset groups or due to the discontinued use of certain assets. The impairments related to property and equipment, customer relationships, software, other intangibles, and other long-term assets.

The fair values of the impaired assets were estimated primarily using an income approach, based on management’s current cash flow projections and using assumptions that management believes are consistent with market participant assumptions. The inputs to the valuations are largely unobservable, and the measurements are accordingly classified as Level 3. The majority of these assets were deemed fully impaired. All key assumptions and valuations were determined by and are the responsibility of management. The specific impairments are described in Note 2 of these Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8: Borrowings

Borrowings consisted of the following as of December 31, 2010 and 2009 (in millions):

As of December 31,	2010	2009
Short-term borrowings	$180.3	$109.2

Current portion of long-term borrowings(a):
4.50% Notes due 2010	—	12.8
5.625% Notes due 2011	31.4	—
Senior secured term loan facility due 2014	—	129.2
Capital lease obligations	58.8	53.7

Total current portion of long-term borrowings	90.2	195.7

Long-term borrowings(a):
5.625% Notes due 2011	—	30.0
4.70% Notes due 2013	13.3	12.7
4.85% Notes due 2014	3.2	3.0
Senior secured term loan facility due 2014	11,951.0	12,498.5
4.95% Notes due 2015	7.9	7.5
9.875% Senior notes due 2015	783.5	3,750.0
10.55% Senior PIK notes due 2015(b)	675.3	3,347.9
11.25% Senior subordinated notes due 2016	2,500.0	2,500.0
8.875% Senior notes due 2020	492.8	—
8.25% Senior second lien notes due 2021	1,981.8	—
12.625% Senior notes due 2021	2,973.1	—
8.75%/10.00% PIK toggle senior second lien notes due 2022 (b)	991.0	—
Capital lease obligations	65.9	155.3

Total long-term borrowings	22,438.8	22,304.9

Total borrowings	$22,709.3	$22,609.8

(a)	Amounts are shown net of unamortized discount as applicable
(b)	Payment In-Kind (“PIK”)

Senior Secured Revolving credit Facility

FDC’s senior secured revolving credit facility currently has commitments from nondefaulting financial institutions to provide $1,769.4 million of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit (of which $51.9 million and $39.6 million of letters of credit were issued under the facility as of December 31, 2010 and 2009, respectively). FDC had no amounts outstanding against this facility as of December 31, 2010 and 2009. As of December 31, 2010, $1,717.5 million remained available under the revolving credit facility after considering the letters of credit issued under it.

Interest is payable at a rate equal to, at FDC’s option, either (a) LIBOR for deposits in the applicable currency plus an applicable margin or (b) the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 0.50%, plus an applicable margin. The weighted-average interest rates were 4.5% and 4.8% for the years ended December 31, 2010 and 2009, respectively. The commitment fee rate for the unused portion of this facility is 0.50% per year. The revolving credit facility expires on September 24, 2013.

Other Short-Term Borrowings

FDC had approximately $428 million and $565 million available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity, as of December 31, 2010 and 2009, respectively. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the euro, Australian dollar and Polish zloty. Certain of these arrangements are uncommitted (approximately $151 million and $186 million, respectively) but FDC had $150.6 million and $100.1 million of borrowings outstanding against them as of December 31, 2010 and 2009, respectively. The weighted average interest rates associated with these arrangements were 4.0% and 3.3% for the years ended December 31, 2010 and 2009, respectively. Commitment fees for the committed lines of credit range from 0.12% to 2.0%.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Modifications to the Senior Secured Credit Facilities

On August 10, 2010, FDC amended its senior secured credit facilities to, among other things:

(i) allow for FDC to incur additional secured indebtedness or additional unsecured indebtedness so long as (a) 100% of the net cash proceeds is used to repay FDC’s term loans or is offered on a pro rata basis to FDC’s term loan lenders of a particular class or classes in exchange for a like amount of term loans of such class or classes (and the term loans so exchanged are cancelled) or (b) if such indebtedness is secured by a lien junior to the liens securing the obligations under FDC’s senior secured credit facilities, the aggregate principal amount shall not exceed $3.5 billion at any time and the net cash proceeds of such indebtedness shall be used to redeem or repay FDC’s senior or senior subordinated notes or (c) the amount available to be borrowed under the uncommitted incremental facilities is reduced by an amount equal to the aggregate principal amount of such indebtedness;

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

The amendment became effective, including the changes to the credit agreement described above, on August 20, 2010 following FDC’s issuance of $510.0 million in new notes and using the net cash proceeds therefrom to prepay a like amount of FDC’s secured term loans. Refer to the “8.875% Senior secured notes” section below. The Company recorded $26.8 million in fees in conjunction with the debt modification. The fees were recorded as a discount on the senior secured term loans and will be amortized to interest expense over the remaining life of the loans.

Senior Secured Term Loan Facility

The terms of FDC’s senior secured term loan facility require FDC to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In accordance with this provision, FDC made the following principal payments (in millions):

For the years ended December 31,	2010	2009	2008
U.S. dollar denominated loan	$89.2	$119.0	$117.7
Euro denominated loan	7.0	10.0	10.7

Total principal payments	$96.2	$129.0	$128.4

In August 2010, in conjunction with the debt modification noted above, $489.7 million of FDC’s proceeds from the issuance of the senior notes described below were used to prepay a portion of the principal balances and satisfy the above described future quarterly principal payments of FDC’s senior secured term loans. As a result of the prepayment, FDC has satisfied the quarterly principal payments related to these loans until September 2014.

As of December 31, 2010, FDC had interest rate swaps which hedge the variability in the interest payments on $5.0 billion of the approximate $12.0 billion variable rate senior secured term loan. FDC also had two basis rate swaps, which expired during the third quarter of 2010, that modified the variable rates on $3.0 billion of the $3.5 billion interest rate swaps and that lowered the fixed interest rates on those interest rate swaps. The basis swaps paid interest at rates equal to three-month-LIBOR and received interest at rates equal to one-month-LIBOR plus a fixed spread. The net fixed rates on all of the interest rate swaps associated with the senior secured term loan facility range from 4.098% to 5.248%.

The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by FDC. All obligations under the senior secured loan facility are fully and unconditionally guaranteed by substantially all domestic, wholly-owned subsidiaries of FDC, subject to certain exceptions.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Exchange

On December 17, 2010, FDC completed its private exchange offers (“Debt Exchange”), in which FDC offered to exchange its 9.875% Senior notes due 2015 and its 10.550% Senior PIK notes due 2015, subject to the maximum exchange amount of $6.0 billion, for the new securities, payable (i) 50% in new 8.25% Senior second lien notes due 2021 (“8.25% cash-pay notes”) or, in new 8.75%/10.00% PIK Toggle senior second lien notes due 2022 (“PIK toggle notes” and together with the 8.25% cash-pay notes, the “second lien notes”), and (ii) 50% in new 12.625% Senior Unsecured Notes due 2021. The maximum aggregate principal amount of PIK toggle notes issuable in the exchange offers was $1.0 billion. The following table presents the results of the debt exchange.

Debt Exchange	Amounts (in millions)
Notes exchanged
9.875% Senior notes due 2015	$2,966.5
10.55% Senior PIK notes due 2015	3,035.1

Total amount exchanged (a)	$6,001.6

Notes issued
8.25% Senior second lien notes due 2021	$1,999.7
8.75%/10.00% PIK toggle senior second lien notes due 2022	1,000.0
12.625% Senior notes due 2021	3,000.0

Total amount issued (a)	$5,999.7

(a)	The difference between the total amount exchanged and the total amount issued relates primarily to a discount of the notes issued for exchanges subsequent to the early tender date.

FDC recorded $53.8 million in fees in conjunction with the debt exchange. The fees were recorded as a discount on the new notes and will be amortized to interest expense over the remaining term of the loans.

9.875% Senior Notes and 10.55% Senior PIK (Payment In-Kind) Notes

FDC’s 9.875% senior notes due September 24, 2015 are publicly tradable and require the payment of interest semi-annually on March 31 and September 30.

FDC’s senior PIK notes due September 24, 2015 are publicly tradable and require the payment of interest semi-annually on March 31 and September 30. The terms require that interest on these notes up to and including September 30, 2011 be paid entirely by increasing the principal amount of the outstanding notes or by issuing senior PIK notes. Beginning October 1, 2011, interest will be payable in cash and the first such payment will be in March 2012. During 2010, prior to the exchange described above, and during 2009 and 2008, FDC increased the principal amount of these notes by $362.5 million, $333.0 million and $197.4 million, respectively, in accordance with this provision.

The 9.875% senior notes and 10.55% senior PIK notes are unsecured and (i) rank senior in right of payment to all of FDC’s existing and future subordinated indebtedness, (ii) rank equally in right of payment to all of the existing and future senior indebtedness, (iii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iv) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes.

On December 17, 2010, FDC’s 9.875% senior notes and 10.55% senior PIK notes were partially exchanged for new securities as discussed in the “Debt exchange” section above.

11.25% Senior Subordinated Notes

FDC’s publicly tradable 11.25% senior subordinated notes due March 31, 2016 require the payment of interest semi-annually on March 31 and September 30.

The senior subordinated notes are unsecured and (i) rank equally in right of payment with all of the existing and future senior subordinated debt, (ii) rank senior in right of payment to all future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior subordinated notes, (iii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iv) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior subordinated notes.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.875% Senior Secured Notes

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

Second Lien Notes

Interest on the 8.25% cash-pay notes will be payable in cash, will accrue at the rate of 8.25% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2011. The 8.25% cash-pay notes mature on January 15, 2021.

Cash interest on the PIK toggle notes will accrue at a rate of 8.75% per annum and PIK interest will accrue at a rate of 10.00% per annum. The initial interest payment on the PIK toggle notes will be payable in cash. For any interest period thereafter through and including the interest period ending January 15, 2014, FDC may elect to pay interest on the PIK toggle notes (i) entirely in cash, (ii) entirely by increasing the aggregate principal amount of the outstanding PIK toggle notes or by issuing PIK notes (“PIK Interest”), or (iii) on 50% of the outstanding aggregate principal amount of the PIK toggle notes in cash and on 50% of the outstanding aggregate principal amount of the outstanding PIK toggle notes by increasing the aggregate principal amount of the outstanding PIK toggle notes or by issuing PIK notes (“Partial PIK Interest”). After January 15, 2014, all interest on the PIK toggle notes will be payable in cash. If FDC elects to pay PIK Interest or Partial PIK Interest, FDC will increase the principal amount of the PIK toggle notes or issue PIK toggle notes in an amount equal to the amount of PIK Interest or the portion of Partial PIK Interest payable in PIK toggle notes for the applicable interest payment period to holders of the PIK toggle notes on the relevant record date. The PIK toggle notes mature on January 15, 2022.

The second lien notes (i) rank senior in right of payment to any existing and future subordinated indebtedness, (ii) rank equally in right of payment with all of FDC’s existing and future senior indebtedness, (iii) are effectively senior in right of payment to indebtedness under FDC’s existing senior unsecured notes to the extent of the collateral securing the second lien notes, (iv) are effectively junior in right of payment with indebtedness under FDC’s senior secured credit facilities and other first lien obligations to the extent of the collateral securing such indebtedness and obligations, and (v) are effectively subordinated to all existing and future indebtedness and other liabilities of FDC’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to FDC or one of FDC’s guarantor subsidiaries).

FDC may redeem the second lien notes, in whole or in part, at any time prior to January 15, 2016, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the redemption date and a “make-whole premium.” Thereafter, FDC may redeem the second lien notes, in whole or in part, at established redemption prices. In addition, on or prior to January 15, 2014, FDC may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds from certain equity offerings at established redemption prices.

12.625% Senior Notes

Interest on the 12.625% senior notes will be payable in cash, will accrue at the rate of 12.625% per annum, and is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2011. The 12.625% senior notes mature on January 15, 2021.

FDC has agreed to use its reasonably best efforts to register notes substantially identical to the 12.625% senior notes with the SEC as part of an offer to exchange the registered notes for the 12.625% senior notes within 360 days after the issue date. If FDC fails to complete the exchange or, if required, to have one or more shelf registration statements declared effective within that time period

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“registration default”), the annual interest rate on the 12.625% senior notes will increase by 0.25%. The annual interest rate on the 12.625% senior notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 0.50% per year. FDC may subsequently cure the registration default and the applicable interest rate on the unsecured notes will revert to the original rate.

The 12.625% senior notes are similar in rank to FDC’s other senior notes described below. FDC may redeem the senior notes, in whole or in part, at any time prior to January 15, 2016, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the redemption date and a “make-whole premium.” Thereafter, FDC may redeem the senior notes, in whole or in part, at established redemption prices. In addition, on or prior to January 15, 2014, FDC may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds from certain equity offerings at established redemption prices.

Deferred Financing Costs

Deferred financing costs were capitalized in conjunction with certain of FDC’s debt issuances and totaled $331.3 million and $411.2 million, as of December 31, 2010 and 2009, respectively. Deferred financing costs are reported in the “Other long-term assets” line of the Consolidated Balance Sheets and are being amortized on a straight-line basis, which approximates the interest method, over the remaining term of the respective debt, with a weighted-average period of 5 years.

Guarantees and Covenants

All obligations under the senior secured revolving credit facility and senior secured term loan facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned, material domestic subsidiaries of FDC other than Integrated Payment Systems Inc. The senior secured facilities contain a number of covenants that, among other things, restrict FDC’s ability to incur additional indebtedness; create liens; enter into sale and leaseback transactions; engage in mergers or consolidations; sell or transfer assets; pay dividends and distributions or repurchase FDC’s or its parent company’s capital stock; make investments, loans or advances; prepay certain indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing certain indebtedness and change its lines of business. The senior secured facilities also require FDC to not exceed a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control. FDC is in compliance with all applicable covenants.

All obligations under the senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior notes, senior PIK notes and senior subordinated notes are similarly guaranteed in accordance with their terms by each of FDC’s domestic subsidiaries that guarantee obligations under FDC’s senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured obligations noted above. FDC is in compliance with all applicable covenants.

Other

In June 2010, FDC paid off its 4.50% notes due 2010 for $13.1 million.

In 2009, FDC paid off its 3.90% Note due in 2009 for $10.7 million.

In December 2008, FDC repurchased debt as follows:

(in millions)	Principal Amount Repurchased
3.90% Notes due 2009	$4.6
4.50% Notes due 2010	8.3
5.625% Notes due 2011	9.1
4.70% Notes due 2013	3.9
4.85% Notes due 2014	2.9
4.95% Notes due 2015	1.2

$30.0

In 2008, FDC recognized a $7.0 million gain in connection with the debt repurchase. Also during 2008, FDC paid off its medium-term note due in 2008 for $13.6 million and its 3.375% Note for $68.1 million also due in 2008.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gains and losses resulting from the debt repurchases were included in the “Other income (expense)” line of the Consolidated Statements of Operations.

Maturities

The following table presents the future aggregate annual maturities of long-term debt (in millions):

Year ended December 31,	Amount
2012	$30.2
2013	28.1
2014	11,964.1
2015	1,476.3
Thereafter	8,940.1

Note 9: Supplemental Financial Information

Supplemental Statements of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations (in millions):

	Year ended December 31,
	2010	2009	2008
Investment gains	$2.5	$3.0	$21.1
Derivative financial instruments losses	(58.3)	(67.4)	(12.9)
Divestitures, net	18.7	(12.9)	(8.5)
Debt repayment gains	—	—	7.0
Non-operating foreign currency gains and (losses)	21.2	10.5	(21.1)
Other	—	5.5	—

Other income (expense)	$(15.9)	$(61.3)	$(14.4)

Supplemental Balance Sheet Information

As of December 31,	2010	2009
(in millions)
Current assets:
Accounts receivable:
Customers	$1,940.7	$2,174.2
Due from unconsolidated merchant alliances	110.1	143.1
Leasing receivables	90.0	101.8
Interest and other receivables	49.1	51.3

	2,189.9	2,470.4
Less allowance for doubtful accounts-other receivables	(17.0)	(12.9)
Less allowance for doubtful accounts-leasing receivables	(3.3)	(2.0)

	$2,169.6	$2,455.5

Other current assets:
Prepaid expenses	$134.4	$122.1
Inventory	106.2	131.8
Deferred and other income tax assets	169.0	133.0
Other	3.8	11.9

	$413.4	$398.8

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31,	2010	2009
(in millions)
Property and equipment:
Land	$91.8	$92.6
Buildings	340.7	403.5
Leasehold improvements	46.2	44.6
Equipment and furniture	947.9	812.8
Equipment under capital lease	217.0	161.6

	1,643.6	1,515.1
Less accumulated depreciation	(691.6)	(463.7)

	$952.0	$1,051.4

Other long-term assets:
Accounts receivable	$150.1	$144.3
Leasing Receivables, net of allowance for doubtful accounts of $8.8 (2010) and $7.6 (2009)	221.7	208.3
Investments	25.0	25.6
Regulatory and escrowed cash	13.4	28.8
Derivative financial instruments	7.7	1.2
Deferred financing costs, net of amortization	331.3	411.2
Deferred income tax assets	11.6	3.3
Pension asset	0.2	—
Other	19.7	22.0

	$780.7	$844.7

Other current liabilities:
Accrued expenses	$711.7	$931.3
Compensation and benefit liabilities	253.9	182.3
Due to unconsolidated merchant alliances	115.5	97.4
Other	272.6	343.9

	$1,353.7	$1,554.9

Other long-term liabilities:
Pension obligations	$69.8	$143.1
Derivative financial instruments	375.0	465.0
Income taxes payable	556.5	586.7
Other	138.3	107.1

	$1,139.6	$1,301.9

Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows (in millions):

	Year ended December 31,
	2010	2009	2008
Income tax payments, net of refunds received	$100.5	$79.0	$69.0
Interest paid	1,494.9	1,412.2	1,424.7
Distributions received from equity method investments	194.1	136.7	122.7

Significant non-cash transactions. In December 2010, the Company exchanged $3.0 billion of its 9.875% senior notes due 2015 and $3.0 billion of its 10.550% senior PIK notes due 2015 for $2.0 billion of 8.25% senior second lien notes due 2021, $1.0 billion of 8.75%/10.00% PIK toggle senior second lien notes due 2022 and $3.0 billion of 12.625% senior notes due 2021.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the 2010 exchange described above and during 2009 and 2008, the principal amount of the Company’s senior PIK notes due 2015 increased by $362.5 million, $333.0 million and $197.4 million, respectively, resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on this PIK term loan facility will be required to be paid in cash and the first such payment will be due in March 2012.

During 2010, 2009 and 2008, the Company entered into capital leases totaling approximately $65 million, $105 million and $89 million, respectively.

The following summary details the Company’s exchange offerings during 2008 and 2009:

•

September 2008 - Exchanged substantially all of the remaining balance of the Company’s 9.875% senior unsecured cash-pay term loan bridge loans due 2015, all of its 10.55% senior unsecured PIK term loan bridge loans due 2015 and 11.25% senior subordinated unsecured term loan bridge loans due 2016 for senior notes, senior PIK notes and senior subordinated notes, respectively, in each case having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly.

•

October 2008 – Exchanged the $2.2 billion aggregate principal amount of its 9.875% senior notes due 2015 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. Substantially all of the notes were exchanged effective October 21, 2008.

•

March 2009 – Exchanged the remaining balance of the Company’s 9.875% senior unsecured cash-pay term loan bridge loans due 2015 that was not previously exchanged for senior notes identical to those described above.

•

September 2009 - Exchanged aggregate principal amounts of $3.2 billion of its 10.55% senior PIK notes, $2.5 billion of its 11.25% senior subordinated notes and $1.6 billion of its 9.875% senior notes (which constituted all such notes outstanding at that date) for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. Substantially all of the notes were exchanged effective September 9, 2009.

There were no expenditures, other than professional fees, or receipts of cash associated with the registration statements or exchange offers described above.

On June 26, 2009, the Company entered into an alliance with Bank of America N.A. and Rockmount. The Company’s and Bank of America N.A.’s direct contributions to the alliance consisted of non-cash assets and liabilities.

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

Refer to Note 13 for information concerning the Company’s stock-based compensation plans.

Note 10: Related Party Transactions

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

        The Company negotiated all agreements with the alliance banks. Therefore, all transactions between the Company and its alliances were conducted at arm’s length; nevertheless, accounting guidance defines a transaction between the Company and an equity method investee as a related party transaction requiring separate disclosure in the financial statements of the Company. Accordingly, the revenue associated with these related party transactions are presented on the face of the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management Agreement

First Data has a management agreement with affiliates of KKR (the “Management Agreement”) pursuant to which KKR provides management, consulting, financial and other advisory services to the Company. Pursuant to the Management Agreement, KKR receives an aggregate annual management fee and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement provides that KKR also is entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. The Management Agreement terminates automatically upon the consummation of an initial public offering and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. During 2010, 2009 and 2008, the Company incurred $20.5 million, $21.3 million, $20.4 million, respectively, of management fees.

Certain members of the Company’s Board of Directors are affiliated with KKR.

Transactions and Balances Involving Company Affiliates

In August 2010, the Company paid KKR Capital Markets LLC (“KCM”), an affiliate of KKR, $5 million for services rendered in arranging for the amendment of the Company’s credit agreement.

On November 17, 2010, the Company entered into a dealer manager agreement and fee letter (collectively the “Dealer Manager Agreement”) with, among others, KCM, pursuant to which KCM agreed to act as a dealer manager for the exchange of certain of the Company’s existing notes for new securities (the “Exchange”). Under the terms of the Dealer Manager Agreement, upon completion of the Exchange in December 2010, the Company paid $26.1 million to KCM.

In connection with the Exchange, on December 17, 2010, the Company entered into a registration rights agreement with, among others, KCM, pursuant to which the Company agreed to use reasonable best efforts to register with the Securities and Exchange Commission notes having substantially identical terms to the 12.625% senior notes and to cause the Exchange to be completed or, if required, to have one or more shelf registration statements declared effective, within 360 days after the issue date of the unsecured notes. If the Company fails to satisfy this obligation, the annual interest rate on the unsecured notes will increase by 0.25%. The annual interest rate on the unsecured notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 0.50% per year. If the Company cures the registration default, the applicable interest rate on the unsecured notes will revert to the original rate.

During 2010, the Company incurred $7.3 million of expenses from KKR Capstone, an affiliate of KKR, for consulting, financial and other advisory services to the Company.

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

The Company has engaged in a transaction associated with Plane Fish, LLC, of which Mr. Labry, an executive officer of the Company, is the sole member. Plane Fish, LLC owned an aircraft which it leased to a charter company. The charter company made the aircraft available to its customers, including the Company, which used the aircraft solely in connection with business-related travel

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by Mr. Labry and other company employees. On March 17, 2008, a third-party leasing company acquired the aircraft from Plane Fish, LLC for $8.5 million and the Company now leases the plane from the third-party leasing company through a capital lease. The Company negotiated the $8.5 million purchase price with Plane Fish, LLC and arranged for the third-party leasing company to purchase the aircraft with the Company’s commitment to lease the aircraft. The Company also reimbursed Plane Fish, LLC for $589,282 of additional expense incurred in operating the aircraft from September 24, 2007 until the date of purchase that previously had not been reimbursed. In 2008, the Company incurred $290,704 in expenses to the charter company for the charter of the aircraft.

Note 11: Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options and escalation provisions. The following table presents the amounts associated with total rent expense for operating leases (in millions):

Year ended December 31,	Amount
2010	$83.7
2009	80.5
2008	77.2

Future minimum aggregate rental commitments as of December 31, 2010 under all noncancelable operating leases, net of sublease income, were $267.1 million and are due in the following years (in millions):

Year ended December 31,	Amount
2011	$58.3
2012	44.9
2013	35.7
2014	21.4
2015	16.5
Thereafter	90.3

Sublease income is earned from leased space which FDC concurrently subleases to third parties with comparable time periods. As of December 31, 2010, sublease amounts totaled $0.3 million in FDC obligations. In addition, the Company has certain guarantees imbedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company believes the fair value of such guarantees is insignificant due to the likelihood and extent of the potential changes.

Letters of Credit

The Company has $51.9 million in outstanding letters of credit as of December 31, 2010, all of which were issued under the Company’s senior secured revolving credit facility and expire prior to December 10, 2011 with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. The Company expects to renew most of the letters of credit prior to expiration.

Contingencies

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

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following three areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) Merchant customer matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit reporting or collection in connection with its check verification guarantee, and collection activities; and (3) other matters which may include issues such as employment. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $2 million for patent infringement, $0 to $20 million for merchant customer matters and $0 to $4 million for other matters, resulting in a total estimated range of possible losses of $0 to $26 million for all of the matters described above.

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Note 12: First Data Corporation Stockholders’ Equity and Redeemable Noncontrolling Interests

Dividends

The Company’s senior secured revolving credit facility, senior secured term loan facility, senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior notes, senior PIK notes, and senior subordinated notes contain restrictions on the Company’s ability to pay dividends. The restrictions are subject to numerous qualifications and exceptions, including an exception that allows the Company to pay a dividend to repurchase, under certain circumstances, the equity of Parent held by employees, officers and directors that were obtained in connection with the stock compensation plan. The Company paid cash dividends to its parent totaling $14.9 million during 2010 and $1.8 million during 2008. No dividends were paid in 2009.

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of OCI are as follows (in millions):

	Beginning Balance	Cumulative Effect Adjustment Net of Tax	Pretax Gain (Loss) Amount	Tax (Benefit) Expense	Net-of- Tax Amount	Ending Balance
As of December 31, 2010
Unrealized gains (losses) on securities	$(27.4)	$—	$44.0	$16.5	$27.5	$0.1
Unrealized gains (losses) on hedging activities	(242.1)	—	115.2	44.9	70.3	(171.8)
Foreign currency translation adjustment	(318.8)	—	(65.5)	16.0	(81.5)	(400.3)
Pension liability adjustment	(93.4)	—	44.9	16.4	28.5	(64.9)

	$(681.7)	$—	$138.6	$93.8	$44.8	$(636.9)

As of December 31, 2009
Unrealized gains (losses) on securities	$(11.2)	$(27.1)	$17.2	$6.3	$10.9	$(27.4)
Unrealized gains (losses) on hedging activities	(352.3)	—	172.5	62.3	110.2	(242.1)
Foreign currency translation adjustment	(542.5)	—	209.2	(14.5)	223.7	(318.8)
Pension liability adjustment	(28.9)	—	(101.1)	(36.6)	(64.5)	(93.4)

	$(934.9)	$(27.1)	$297.8	$17.5	$280.3	$(681.7)

As of December 31, 2008
Unrealized gains (losses) on securities	$—	$—	$(17.7)	$(6.5)	$(11.2)	$(11.2)
Unrealized gains (losses) on hedging activities	(109.1)	—	(387.3)	(144.1)	(243.2)	(352.3)
Foreign currency translation adjustment	14.0	—	(584.4)	(27.9)	(556.5)	(542.5)
Pension liability adjustment	1.6	—	(47.6)	(17.1)	(30.5)	(28.9)

	$(93.5)	$—	$(1,037.0)	$(195.6)	$(841.4)	$(934.9)

In 2009, the Company recognized a cumulative effect adjustment of $43.3 million pretax ($27.1 million net of tax) in unrealized losses on securities and a corresponding increase in retained earnings. The cumulative effect adjustment was equal to the amount of an other-than-temporary-impairment previously recorded in the Statement of Operations.

Other First Data Corporation Stockholders’ Equity Transactions

The following table presents the effects of changes in FDC’s ownership interest in its BAMS alliance on FDC’s equity (in millions):

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2010	2009
Net loss attributable to FDC	$(1,021.8)	$(1,086.4)
Increase in FDC’s paid-in capital for gain recognized on formation on BAMS, net of tax	—	20.8
Decrease in FDC’s paid-in capital for loss recognized from purchase of noncontrolling interest, including tax effect	(7.5)	—

Change in net loss attributable to FDC and transfers from noncontrolling interest	$(1,029.3)	$(1,065.6)

Redeemable Noncontrolling Interests

As discussed in Note 3, the third party owning a controlling interest in Rockmount exercised a put right on Rockmount’s beneficial interest in BAMS requiring net cash payments from FDC of $213 million. The redemption amount was based on Rockmount’s capital account balance in BAMS immediately prior to the redemption with an additional adjustment paid by the Company and Bank of America N.A. based on the level of BAMS revenues for the trailing 12 month period ended March 31, 2010.

The following table presents a summary of the redeemable noncontrolling interests activity in 2010 and 2009 (in millions):

Balance as of January 1, 2009	$—
Contributions	193.0
Share of income	3.7

Adjustment to redemption value of redeemable noncontrolling interests	30.2

Balance as of December 31, 2009	226.9
Distributions	(27.6)
Share of income	35.0
Purchase of noncontrolling interests	(213.3)
Adjustment to redemption value of redeemable noncontrolling interests	7.0
Other	0.1

Balance as of December 31, 2010	$28.1

Note 13: Stock Compensation Plans

The Company’s parent, Holdings, has a stock incentive plan for certain management employees of FDC and its affiliates (“stock plan”). The stock plan provides the opportunity for certain management employees to purchase shares in Holdings and then receive a number of options or restricted stock based on a multiple of their investment in such shares. The plan also allows for the Company to award shares and options to management employees. The participants of the stock plan enter into a management stockholders’ agreement. Principal terms of the management stockholders’ agreement include restrictions on transfers, lock ups, right of first refusal, registration rights, and a confidentiality, non-solicitation and non-compete covenant. The expense associated with this plan is recorded by FDC. The number of shares authorized under the stock plan is 119.5 million, 83 million of which are authorized for options.

The participants of the stock plan have the right to require Holdings to repurchase the shares and options upon the employee’s termination due to death or disability. The put rights expire one year after the termination event or upon a change in control. The repurchase price for the shares is their fair market value at the time of repurchase. The repurchase price for the options is their intrinsic value at the time of repurchase.

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was as follows:

Year ended December 31,	Amount
2010	$17.1
2009	19.2
2008	16.6

On July 1, 2008, FDC and Holdings purchased the remaining 18.2% and 13.6% of the outstanding equity of Money Network, respectively, not already owned by the Company. The consideration paid by Holdings consisted of 6 million shares of its common

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock paid to employees continuing with the Company. During the years ended December 31, 2010, 2009, and 2008, FDC recognized $3.2 million, $1.9 million and $2.4 million, respectively, of stock compensation expense (included in total stock-based compensation expense noted above) due to certain repurchase features associated with the Holdings shares so issued. FDC subsequently purchased Holdings’ interest in Money Network for an amount equivalent to the value of the shares issued by Holdings as purchase consideration (excess of value of shares issued by Holdings over the stock compensation expense to be recognized).

In 2008, the Board of Directors approved a deferred compensation plan for non-employee directors that allows each of these directors to defer their annual compensation. The plan is unfunded. For purposes of determining the investment return on the deferred compensation, each director’s account will be treated as if credited with a number of shares of Holdings stock determined by dividing the deferred amount by the first fair value of the stock approved during the year. The account balance will be paid in cash upon termination of Board service, certain liquidity events or other certain events at the fair value of the stock at the time of settlement. Due to the cash settlement provisions, the account balances were recorded as a liability and are adjusted to fair value quarterly. As of December 31 2010, the balance of this liability was $0.4 million.

Stock Options

During the years ended December 31, 2010, 2009 and 2008, time options and performance options were granted under the stock plan. The time options and performance options have a contractual term of 10 years. Time options vest equally over a three to five year period from the date of issuance and performance options vest based upon the Company achieving certain EBITDA targets. The options also have certain accelerated vesting provisions upon a change in control, a qualified public offering, or certain termination events.

In May 2010, the Company modified the terms of time based options and performance based options outstanding under the stock plan. The modifications only affected active employees as of the modification date. The exercise price on previously granted time based options was reduced from $5 to $3. The Company is continuing to recognize expense on these options based on the original grant date fair value amortized over the remaining original vesting schedule. Due to the nature of the call rights associated with the time based options, subsequent to the modification, which expire 180 days after certain employment termination events or the latter of September 24, 2012 or a qualified public offering, the incremental stock option fair value from the change in exercise price will only be recognized upon such events. Prior to the modifications, the call rights expired 180 days after certain employment termination events or the earlier of September 24, 2012 or a change in control. In addition, outstanding performance based options were cancelled and reissued. The reissued performance based options have an exercise price of $3 and a tiered vesting schedule that provides for vesting of 25%, 75% or 100% of the options if the Company achieves certain EBITDA targets in any fiscal year between January 1, 2010 and December 31, 2013. The performance based options have call rights similar to the time based options described above. Due to the call rights, the Company will only recognize expense on the performance based options upon a qualified public offering or certain employment termination events. In conjunction with the above noted modifications, stock plan participants also received a cash bonus payment in the second quarter of 2010 totaling $7.8 million.

As of December 31, 2010 there was approximately $110 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options. Approximately $31 million will be recognized over a weighted-average period of approximately 2.9 years while approximately $79 million will only be recognized upon a qualified public offering or certain termination events.

During 2010, 2009, and 2008, Holdings paid $21.9 million, $4.5 million, and $3.8 million, respectively, to repurchase shares from employees that terminated employment with the Company.

The fair value of Holdings stock options granted for the years ended December 31, 2010, 2009 and 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions (excluding the effect of stock plan modifications):

	Year ended December 31,
	2010	2009	2008
Risk-free interest rate	3.03%	3.21%	3.39%
Dividend yield	—	—	—
Volatility	51.40%	53.58%	55.53%
Expected term (in years)	7	7	7
Fair value of stock	$3	$3	$5
Fair value of options	$2	$2	$3

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

Expected term—The Company estimated the expected term by considering the historical exercise and termination behavior of employees that participated in the Company’s previous equity plans, the vesting conditions of options granted under the stock plan, as well as the impact of limited liquidity for common stock of a non-publicly traded company.

Fair value of stock—The Company relied in part upon a third-party valuation firm in determining the fair value of Holdings stock. All key assumptions and valuations were determined by and are the responsibility of management.

A summary of Holdings stock option activity for the year ended December 31, 2010 is as follows (options in millions):

	2010
	Options	Weighted- Average Exercise Price	Remaining Contractual Term
Outstanding as of January 1	67.1	$5
Granted(a)	47.0	$3
Cancelled / Forfeited(a)	(44.1)	$5

Outstanding as of December 31	70.0	$3	7 years

Options exercisable as of December 31	11.7	$3	7 years

(a)	The number of options granted and cancelled/forfeited includes performance based options cancelled and reissued in connection with the stock plan modifications discussed above.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during 2010, 2009 and 2008. Grants were made as incentive awards. The restrictions on the awards granted subsequent to the modifications described above will lapse upon a qualified public offering, a change in control or certain employment termination or liquidity events. As such, the Company is not recognizing expense on awards granted subsequent to the modifications described above. The Company is continuing to recognize expense on the restricted stock awards granted prior to the modifications described above based on the original grant date fair value amortized over the remaining original vesting schedule. As of December 31, 2010 there was approximately $25 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock. Approximately $2 million will be recognized over a weighted-average period of approximately 2.4 years while approximately $23 million will only be recognized upon certain liquidity events or certain termination events. During 2010, 2009, and 2008, the Company paid $2.5 million, $0.2 million, and $0.1 million, respectively, to repurchase stock awards from employees that terminated employment with the Company.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of Holdings restricted stock award and restricted stock unit activity for the year ended December 31, 2010 is as follows (awards/units in millions):

	2010 Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1	1.5	$5
Granted	8.1	$3
Cancelled / Forfeited	(1.2)	$4

Non-vested as of December 31	8.4	$3

Note 14: Employee Benefit Plans

Defined Contribution Plans

FDC maintains defined contribution savings plans covering virtually all of the Company’s U.S. employees and defined contribution pension plans for international employees primarily in the United Kingdom. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, Company matching and discretionary Company contributions.

The following table presents the aggregate amounts charged to expense in connection with these plans (in millions):

Year ended December 31,
2010	2009	2008
$ 35.7	$ 38.3	$ 35.4

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

The following table provides a reconciliation of the changes in the plans’ projected benefit obligation and fair value of assets for the years ended December 31, 2010 and 2009, as well as a statement of the funded status as of the respective period ends (in millions).

As of December 31,	2010	2009
Change in benefit obligation
Benefit obligation at beginning of period	$741.5	$544.1
Service costs	3.1	6.6
Interest costs	40.0	37.6
Curtailment	—	(11.6)
Actuarial (gain)/loss	(12.0)	154.5
Divested benefit obligations	—	(1.9)
Termination benefits (a)	1.1	0.1
Benefits paid	(27.3)	(29.6)
Plan participant contributions	—	0.9
Foreign currency translation	(20.5)	40.8

Benefit obligation at end of period	725.9	741.5

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31,	2010	2009
Change in plan assets
Fair value of plan assets at the beginning of period	598.4	472.6
Actual return on plan assets	70.0	79.6
Company contributions	31.4	36.8
Plan participant contributions	—	0.9
Benefits paid	(26.8)	(28.3)
Foreign currency translation	(16.7)	36.8

Fair value of plan assets at end of period	656.3	598.4

Funded status of the plans	$(69.6)	$(143.1)

(a)	Related to restructuring activities in Europe.

The net pension liability of $69.6 million at December 31, 2010 was made up of $0.2 million of non-current assets and $69.8 million of non-current liabilities. The projected benefit asset was included in “Other long-term assets” and the liabilities were included in “Other long-term liabilities” on the Consolidated Balance Sheets. The net pension liability of $143.1 million as of December 31, 2009 is made up of non-current liabilities included in “Other long-term liabilities” on the Consolidated Balance Sheets.

The accumulated benefit obligation for all defined benefit pension plans was $724.5 million and $739.8 million as of December 31, 2010 and 2009, respectively.

The following table summarizes the activity in other comprehensive income, net of tax (in millions):

	Year ended December 31,
	2010	2009	2008
Total unrecognized gain/(loss) included in other comprehensive income at the beginning of period	$(93.4)	$(28.9)	$1.6
Unrecognized gain/(loss) arising during the period	27.1	(73.1)	(30.0)
Curtailment	—	7.7	—
Amortization of deferred gains/(losses) to net periodic benefit expense (a)	1.4	0.9	—
Foreign currency translation	—	—	(0.5)

Total unrecognized gain/(loss) included in other comprehensive income at end of period	$(64.9)	$(93.4)	$(28.9)

(a)	Expected amortization of deferred losses to net periodic benefit expense in 2011 is $1.2 million pretax.

Amounts recorded in other comprehensive income represent unrecognized net actuarial gains and losses. The Company does not have prior year service costs or credits or net transition assets or obligations.

The following table provides the components of net periodic benefit cost for the plans (in millions):

	Year ended December 31,
	2010	2009	2008
Service costs	$3.1	$6.6	$10.8
Interest costs	40.0	37.6	41.1
Expected return on plan assets	(40.4)	(35.3)	(42.4)
Amortization	2.2	1.3	—

Net periodic benefit expense	$4.9	$10.2	$9.5

Assumptions. The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation are as follows:

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31,	2010	2009	2008
Discount rate	5.40%	5.62%	6.52%
Rate of compensation increase*	4.00%	4.00%	3.76%

*	2010 and 2009 applies to a plan in Greece. 2008 applies to plans in the United Kingdom, Germany, Greece and Austria.

The weighted-average rate assumptions used in the measurement of the Company’s net cost are as follows:

As of December 31,	2010	2009	2008
Discount rate	5.55%	6.19%	5.94%
Expected long-term return on plan assets	6.86%	6.95%	6.84%
Rate of compensation increase*	4.00%	3.85%	3.82%

*	2010 applies to Greece. 2009 applies to plans in the United Kingdom (through June 2009) and Greece. 2008 applies to plans in the United Kingdom, Germany, Greece and Austria.

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

Plan assets. The Company’s pension plan target asset allocation, based on the investment policy as of December 31, 2010, is as follows:

Asset Category	Target allocation U.S. plans	Target allocation Foreign plans
Equity securities	40%	60%
Debt securities	60%	40%

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

The goal of the Board of Trustees of the United Kingdom plan is the acquisition of secure assets of appropriate liquidity which are expected to generate income and capital growth to meet, together with new contributions from the Company, the cost of current and future benefits, as set out in the Trust Deed and Rules. The Trustees, together with the plan’s consultants and actuaries, further design the asset allocation shown above to limit the risk of the assets failing to meet the liabilities over the long term. Currently the equity allocation is diversified amongst both United Kingdom and non-United Kingdom equities from North America, Europe, Japan and Asia Pacific. A small portion is allocated to other global emerging market equity securities. Fixed income is allocated primarily to United Kingdom government bond securities with the remaining portion in investment-grade corporate bonds.

Fair value measurements. Financial instruments included in plan assets carried and measured at fair value on a recurring basis are classified in the table below according to the hierarchy described in Note 7 (in millions):

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement Using
As of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Investments:
Cash and cash equivalents (a)	$5.5	—	—	$5.5
Registered investment companies (b)	21.1	—	—	21.1
Private investment funds—redeemable (c)	—	$625.0	—	625.0
Private investment funds—non-redeemable (d)	—	—	$0.3	0.3
Insurance annuity contracts (e)	—	—	4.4	4.4

Total investments at fair value	$26.6	$625.0	$4.7	$656.3

(a)	Includes 76% of cash held in demand deposits and 24% of short-term money market accounts.
(b)	Comprised of small and mid-cap equity funds.
(c)	Includes 50% of equity index funds, 49% of fixed income investments, and 1% other investments.
(d)	Comprised of limited liability corporations and limited partnership interests.
(e)	Comprised of assets held under insurance annuity contracts.

As of December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Investments:
Cash and cash equivalents (a)	$8.5	—	—	$8.5
Registered investment companies (b)	7.0	—	—	7.0
Private investment funds—redeemable (c)	—	$577.2	—	577.2
Private investment funds—non-redeemable (d)	—	—	$0.4	0.4
Insurance annuity contracts (e)	—	—	5.3	5.3

Total investments at fair value	$15.5	$577.2	$5.7	$598.4

(a)	Includes 94% of cash held in demand deposits and 6% of short-term money market accounts.
(b)	Comprised of small and mid-cap equity funds.
(c)	Includes 52% of equity index funds and 48% of fixed income investments.
(d)	Comprised of limited liability corporations and limited partnership interests.
(e)	Comprised of assets held under insurance annuity contracts.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in millions)	Insurance annuity contracts	Private investment funds non-redeemable
Beginning balance as of December 31, 2009	$5.3	$0.4
Actual return on plan assets	(0.9)	—
Distributions	—	(0.1)

Ending balance as of December 31, 2010	$4.4	$0.3

Cash and cash equivalents. The Company’s domestic Plan held cash and cash equivalents of $1.3 million and $0.5 million at December 31, 2010 and 2009, respectively, which consists of an investment in shares of a registered money market fund. The fair value is determined by year end Net Asset Values (“NAV’s”) publicly reported on national exchanges as of December 31, 2010. The Company’s United Kingdom Plan held cash of $4.2 million and $8.0 million at December 31, 2010 and 2009, respectively, which consists of demand deposits.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Registered investment companies. The Company’s domestic Plan was invested in shares of mutual funds as of December 31, 2010 and 2009, which are registered with the Securities and Exchange Commission. Prices of these funds are based on NAV’s calculated by the funds and are publicly reported on national exchanges. The domestic Plan measures fair value of these investments using the NAV’s provided by the fund managers.

Private investment funds—redeemable. The Company’s domestic and United Kingdom Plans are invested in shares or units of several private investment funds, not the underlying assets. Redeemable private investment funds include collective trusts, comingled funds, pooled funds, limited partnerships, limited liability corporations, and group trusts. The funds calculate NAV’s on a periodic basis and are available only from the fund managers. Private investment funds are redeemable at the NAV’s.

Private investment funds—non-redeemable. The Company’s domestic Plan has investments in several partnerships (limited partnership and limited liability corporations) for which the domestic Plan has no ability to redeem or transfer its interests; therefore, there is no market in which the domestic Plan can exit these investments. As a result, the domestic Plan measures fair value of these investments using estimates of fair value which come from partner capital statements provided by the partnerships.

Insurance annuity contracts. The Company’s United Kingdom Plan is invested in several insurance annuity contracts. The value of these contracts is calculated by estimating future payments and discounting them to present value. As a result, there is no market for the Plan to exit these investments.

Contributions. Contributions to the plans in 2011 are expected to be approximately $29 million.

The estimated future benefit payments, which reflect expected future service, are expected to be as follows (in millions):

Year ended December 31,	Amount
2011	$21.6
2012	22.6
2013	23.9
2014	25.5
2015	28.0
2016-2020	171.9

The Company does not offer post-retirement health care or other insurance benefits for retired employees.

Note 15: Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company is organized in three segments: Retail and Alliance Services, Financial Services and International.

Effective January 1, 2010, IPS is being reported within All Other and Corporate. Results for 2009 and 2008 have been adjusted to reflect the change. Other amounts in 2009 and 2008 have been adjusted to conform to current year presentation.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•

cost of data center technology and savings initiatives are excluded and represent implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expenses related to the reorganization of global application development resources, expenses associated with domestic data center consolidation initiatives and planned workforce reduction expenses, expenses related to the conversion of certain BAMS merchant clients onto First Data platforms, as well as certain platform development and other costs directly associated with the termination of the CPS alliance, all of which are considered nonrecurring projects (excludes costs accrued in purchase accounting);

•

debt issuance costs are excluded and represent costs associated with issuing debt and modifying the Company’s debt structure as well as costs associated with the issuance of debt related to the merger with an affiliate of KKR in 2007;

•

KKR related items are excluded and represent items related to the merger with an affiliate of KKR primarily resulting from annual sponsor fees for management, consulting, financial and other advisory services and the effect of purchase accounting associated with the merger on EBITDA which is primarily the result of revenue recognition adjustments.

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

The following tables present the Company’s operating segment results for the years ended December 31, 2010, 2009 and 2008 (in millions):

Year ended December 31, 2010	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,923.9	$1,362.2	$1,237.5	$126.8	$5,650.4
Product sales and other	390.9	46.8	353.9	23.9	815.5
Equity earnings in affiliates (a)	—	—	29.4	—	29.4

Total segment reporting revenues	$3,314.8	$1,409.0	$1,620.8	$150.7	$6,495.3

Internal revenue	$18.0	$36.0	$8.4	$—	$62.4
External revenue	3,296.8	1,373.0	1,612.4	150.7	6,432.9
Depreciation and amortization	676.2	362.9	289.9	51.2	1,380.2
Segment EBITDA	1,322.3	553.0	329.8	(178.1)	2,027.0
Other operating expenses and other income (expense) excluding divestitures	(60.2)	(8.5)	(26.4)	(21.0)	(116.1)
Expenditures for long-lived assets	26.4	69.9	167.2	100.7	364.2
Equity earnings in affiliates	104.8	—	12.5	—	117.3
Investment in unconsolidated affiliates	1,013.5	—	194.7	—	1,208.2

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ended December 31, 2009	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,720.1	$1,379.8	$1,197.1	$209.7	$5,506.7
Product sales and other	342.7	63.0	344.9	40.7	791.3
Equity earnings in affiliates (a)	—	—	30.1	—	30.1

Total segment reporting revenues	$3,062.8	$1,442.8	$1,572.1	$250.4	$6,328.1

Internal revenue	$16.5	$34.0	$6.5	$1.1	$58.1
External revenue	3,046.3	1,408.8	1,565.6	249.3	6,270.0
Depreciation and amortization	752.2	353.3	285.6	73.7	1,464.8
Segment EBITDA	1,193.5	645.3	398.7	(122.7)	2,114.8
Other operating expenses and other income (expense) excluding divestitures	(5.3)	(25.6)	(173.9)	(133.1)	(337.9)
Expenditures for long-lived assets	42.5	84.2	170.3	81.8	378.8
Equity earnings in affiliates	86.6	—	11.2	—	97.8
Investment in unconsolidated affiliates	1,075.8	—	215.5	—	1,291.3

Year ended December 31, 2008	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,894.2	$1,480.4	$1,324.3	$220.1	$5,919.0
Product sales and other	383.0	37.1	338.5	156.8	915.4
Equity earnings in affiliates (a)	—	—	33.2	2.5	35.7

Total segment reporting revenues	$3,277.2	$1,517.5	$1,696.0	$379.4	$6,870.1

Internal revenue	$19.7	$35.9	$6.3	$0.7	$62.6
External revenue	3,257.5	1,481.6	1,689.7	378.7	6,807.5
Depreciation and amortization	901.9	321.5	254.6	81.6	1,559.6
Segment EBITDA	1,407.8	753.1	433.3	(39.2)	2,555.0
Other operating expenses and other income (expense) excluding divestitures	(1,104.6)	(1,399.6)	(366.3)	(186.8)	(3,057.3)
Expenditures for long-lived assets	30.4	180.1	202.3	34.0	446.8
Equity earnings in affiliates	109.1	—	11.8	2.1	123.0
Investment in unconsolidated affiliates	1,042.0	—	217.6	—	1,259.6

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Year ended December 31,
	2010	2009	2008
Revenues:
Total reported segments	$6,344.6	$6,077.7	$6,490.7
All Other and Corporate	150.7	250.4	379.4
Adjustments to reconcile to Adjusted revenue:
Official check and money order revenues (b)	8.0	(0.8)	(43.1)
Eliminations of intersegment revenues	(62.4)	(58.1)	(62.6)

Adjusted revenue	6,440.9	6,269.2	6,764.4

Adjustments to reconcile to Consolidated revenues:
Divested businesses	—	75.2	178.0
Adjustments for non-wholly owned entities (c)	224.1	(12.3)	(375.8)
Official check and money order revenues	(8.0)	0.8	43.1
ISO commission expense	333.8	252.7	100.9
Reimbursable debit network fees, postage and other	3,389.6	2,728.2	2,100.7

Consolidated revenues	$10,380.4	$9,313.8	$8,811.3

Segment EBITDA:
Total reported segments	$2,205.1	$2,237.5	$2,594.2
All Other and Corporate	(178.1)	(122.7)	(39.2)

Adjusted EBITDA	2,027.0	2,114.8	2,555.0

Adjustments to reconcile to “Net loss attributable to First Data Corporation”:
Divested businesses	1.1	43.7	88.3
Adjustments for non-wholly owned entities (c)	34.3	(21.3)	(237.8)
Depreciation and amortization	(1,414.4)	(1,452.3)	(1,369.7)
Interest expense	(1,796.6)	(1,796.4)	(1,964.9)
Interest income	7.8	11.7	26.0
Other items (d)	(97.4)	(351.0)	(3,270.0)
Income tax benefit	323.8	578.8	699.2
Stock based compensation	(16.1)	(19.2)	(16.6)
Official check and money order EBITDA	(21.2)	(19.9)	5.7
Cost of data center, technology and savings initiatives	(33.5)	(147.9)	(229.2)
KKR merger related items	(28.5)	(26.5)	(46.3)
Debt issuance costs	(8.1)	(0.7)	(4.0)
Eliminations	—	(0.2)	—

Net loss attributable to First Data Corporation	$(1,021.8)	$(1,086.4)	$(3,764.3)

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for the International segment and All Other and Corporate.
(b)	Represents an adjustment to exclude the official check and money order businesses from Adjusted revenue.
(c)	Represent the net adjustment to reflect First Data’s proportionate share of alliance revenue and EBITDA within the Retail and Alliance Services segment and amortization related to equity method investments not included in segment EBITDA.
(d)	Includes “Other operating expenses” and “Other income (expense)” as presented on the Consolidated Statements of Operations.

Segment assets are as follows (in millions):

As of December 31,	2010	2009
Assets:
Retail and Alliance Services	$24,673.8	$25,377.3
Financial Services	4,982.2	5,238.8
International	5,186.7	5,841.5
All Other and Corporate	2,701.4	3,277.8

Consolidated	$37,544.1	$39,735.4

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows (in millions):

	Year ended December 31,
	2010	2009	2008
Depreciation and Amortization:
Total reported segments	$1,329.0	$1,391.1	$1,478.0
All Other and Corporate	51.2	73.7	81.6

	1,380.2	1,464.8	1,559.6

Adjustments to reconcile to consolidated depreciation and amortization:
Divested businesses	—	8.9	15.8
Adjustments for non-wholly owned entities	107.2	52.4	(26.7)
Amortization of initial payments for new contracts	38.6	27.7	10.9

Total consolidated depreciation and amortization	$1,526.0	$1,553.8	$1,559.6

Information concerning principal geographic areas was as follows (in millions):

	United States	International	Total
Revenues
2010	$8,806.8	$1,573.6	$10,380.4
2009	7,789.3	1,524.5	9,313.8
2008	7,033.2	1,778.1	8,811.3
Long-Lived Assets
2010	$21,979.0	$3,424.6	$25,403.6
2009	22,962.4	3,694.7	26,657.1
2008	20,026.0	3,826.2	23,852.2

“International” represents businesses of significance, which have local currency as their functional currency regardless of the segments to which the associated revenues and long-lived assets applied.

Note 16: Quarterly Financial Results (Unaudited)

Summarized quarterly results for the two years ended December 31, 2010 and 2009, respectively, are as follows (in millions):

2010 by Quarter:	First	Second	Third	Fourth
Revenues	$2,402.1	$2,614.7	$2,633.1	$2,730.5
Expenses	2,332.1	2,467.9	2,492.4	2,571.3
Interest income	2.0	1.4	2.1	2.3
Interest expense	(448.9)	(450.9)	(455.8)	(441.0)
Other income (expense)	8.2	24.8	(52.3)	3.4

Loss before income taxes and equity earnings in affiliates	(368.7)	(277.9)	(365.3)	(276.1)
Income tax (benefit) expense	(138.1)	(122.4)	52.3	(115.6)
Equity earnings in affiliates	22.2	33.3	31.2	30.6

Net loss	(208.4)	(122.2)	(386.4)	(129.9)
Less: Net income attributable to noncontrolling interests	31.7	49.0	44.9	49.3

Net loss attributable to First Data Corporation	$(240.1)	$(171.2)	$(431.3)	$(179.2)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2009 by Quarter:	First	Second	Third	Fourth
Revenues	$2,076.2	$2,208.6	$2,443.2	$2,585.8
Expenses	2,045.8	2,090.4	2,328.4	2,694.4
Interest income	3.3	3.1	3.2	2.1
Interest expense	(448.2)	(449.6)	(447.5)	(451.1)
Other income (expense)	23.3	(3.6)	(84.5)	3.5

Loss before income taxes and equity earnings in affiliates	(391.2)	(331.9)	(414.0)	(554.1)
Income tax benefit	(144.8)	(112.8)	(132.5)	(188.7)
Equity earnings in affiliates	18.5	25.5	26.8	27.0

Net loss	(227.9)	(193.6)	(254.7)	(338.4)
Less: Net income attributable to noncontrolling interests	3.4	2.3	35.9	30.2

Net loss attributable to First Data Corporation	$(231.3)	$(195.9)	$(290.6)	$(368.6)

Note 17: Income Taxes

	Year ended December 31,
(in millions)	2010	2009	2008
Components of pretax (loss) income:
Domestic	$(1,289.1)	$(1,799.2)	$(3,983.1)
Foreign	118.4	205.8	(324.1)

	$(1,170.7)	$(1,593.4)	$(4,307.2)

(Benefit) provision for income taxes:
Federal	$(313.9)	$(579.6)	$(667.8)
State and local	(39.3)	(38.8)	(46.6)
Foreign	29.4	39.6	15.2

	$(323.8)	$(578.8)	$(699.2)

Effective Income Tax Rate	27.7%	36.3%	16.2%

The Company’s effective tax rates differ from statutory rates as follows:

	Year ended December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.0	2.1	1.1
Nontaxable income from noncontrolling interests	5.2	1.6	1.3
Impact of foreign operations (a)	1.5	2.5	1.2
Valuation allowances	(15.1)	(1.7)	(0.1)
Liability for unrecognized tax benefits	2.1	(2.5)	(0.7)
Goodwill impairment	0.0	(0.3)	(24.4)
Other	(3.0)	(0.4)	2.8

Effective tax rate	27.7%	36.3%	16.2%

(a) The impact of foreign operations includes the effects of tax earnings and profits adjustments, foreign losses and differences between foreign tax expense and foreign taxes eligible for the U.S. foreign tax credit.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s income tax (benefits) provisions consisted of the following components:

	Year ended December 31,
(in millions)	2010	2009	2008
Current
Federal	$(27.7)	$39.8	$31.4
State and local	18.3	13.1	29.2
Foreign	57.7	67.7	103.5

	48.3	120.6	164.1
Deferred
Federal	(286.2)	(619.4)	(699.1)
State and local	(57.6)	(51.9)	(75.8)
Foreign	(28.3)	(28.1)	(88.4)

	(372.1)	(699.4)	(863.3)

	$(323.8)	$(578.8)	$(699.2)

Income tax payments, net of refunds received, of $100.5 million in 2010 were greater than current expense primarily as a result of the decreased liability for unrecognized tax benefits reducing current expense. Income tax payments, net of refunds received, of $79 million in 2009 were less than current expense primarily as a result of the increased liability for unrecognized tax benefits increasing current expense. Income tax payments, net of refunds received, of $69 million in 2008 were less than current expense primarily due to the actual receipt of tax refunds related to the period from September 25, 2007 through December 31, 2007.

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

As of December 31,	2010	2009
Deferred tax assets related to:
Reserves and other accrued expenses	$360.1	$337.3
Pension obligations	43.4	72.7
Employee related liabilities	59.8	57.1
Deferred revenues	15.3	9.1
Unrealized securities and hedging (gain)/loss	101.7	163.1
Net operating losses and tax credit carryforwards	772.8	547.5
U.S. foreign tax credits on undistributed earnings	171.4	186.8
Foreign exchange (gain)/loss	23.1	34.8

Total deferred tax assets	1,547.6	1,408.4
Valuation allowance	(287.2)	(110.6)

Realizable deferred tax assets	1,260.4	1,297.8

Deferred tax liabilities related to:
Property, equipment and intangibles	(1,549.8)	(2,052.2)
Investment in affiliates and other	(472.6)	(328.6)
U.S. tax on foreign undistributed earnings	(113.7)	(138.9)

Total deferred tax liabilities	(2,136.1)	(2,519.7)

Net deferred tax liabilities	$(875.7)	$(1,221.9)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s deferred tax assets and liabilities were included in the Consolidated Balance Sheets as follows (in millions):

As of December 31,	2010	2009
Current deferred tax assets	$126.4	$121.2
Long-term deferred tax assets	11.6	3.3
Long-term deferred tax liabilities	(1,013.7)	(1,346.4)

Net deferred tax liabilities	$(875.7)	$(1,221.9)

As of December 31, 2010 and December 31, 2009 the Company had recorded valuation allowances of $287.2 million and $110.6 million, respectively, against federal, state and foreign net operating losses and foreign tax credits. The increase to the valuation allowance of $176.6 million in 2010 was primarily due to a change in federal tax law, which adversely affects the Company’s ability to utilize foreign tax credits.

The following table presents the approximate amounts of federal, state and foreign net operating loss carryforwards and foreign tax credit, general business credit and minimum tax credit carryforwards (in millions):

As of December 31,	2010
Federal net operating loss carryforwards (a)	$1,566
State net operating loss carryforwards (b)	2,402
Foreign net operating loss carryforwards (c)	240
Foreign tax credit carryforwards (d)	109
General business credit carryforwards (e)	26
Minimum tax credit carryforwards (f)	14

(a)	If not utilized, these carryforwards will expire in years 2015 through 2030.
(b)	If not utilized, these carryforwards will expire in years 2011 through 2030.
(c)	Foreign net operating loss carryforwards of $117 million, if not utilized, will expire in years 2011 through 2020. The remaining foreign net operating loss carryforwards of $123 million have an indefinite life.
(d)	If not utilized, these carryforwards will expire in years 2017 through 2020.
(e)	If not utilized, these carryforwards will expire in years 2025 through 2029.
(f)	These carryforwards have an indefinite life.

A reconciliation of the unrecognized tax benefits for the year ended December 31, 2008, 2009 and 2010 is as follows (in millions):

Balance as of January 1, 2008	$368.1
Increases for tax positions of prior years	23.1
Decreases for tax positions of prior years	(11.6)
Increases for tax positions related to the current period	4.9
Decreases for cash settlements with taxing authorities	(3.3)
Decreases due to the lapse of the applicable statute of limitations	(9.7)

Balance as of December 31, 2008	$371.5
Increases for tax positions of prior years	21.6
Decreases for tax positions of prior years	(5.2)
Increases for tax positions related to the current period	35.4
Decreases for cash settlements with taxing authorities	(2.9)
Decreases due to the lapse of the applicable statute of limitations	(5.4)

Balance as of December 31, 2009	$415.0
Increases for tax positions of prior years	0.5
Decreases for tax positions of prior years	(45.4)
Increases for tax positions related to the current period	1.9
Decreases for cash settlements with taxing authorities	(1.4)
Decreases due to the lapse of the applicable statute of limitations	(2.0)

Balance as of December 31, 2010	$368.6

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Most of the unrecognized tax benefits are included in the “Other long-term liabilities” line of the Consolidated Balance Sheets, net of the federal benefit on state income taxes (approximately $24 million at December 31, 2010). However, those unrecognized tax benefits that affect the federal consolidated tax years ending December 31, 2008, 2009 and 2010 are included in the “Long-term deferred tax liabilities” line of the Consolidated Balance Sheets, as these items reduce the Company’s net operating loss and credit carryforwards from those periods. The unrecognized tax benefits at December 31, 2010 and 2009 included approximately $195 million and $217 million, respectively, of tax positions that, if recognized, would affect the effective tax rate.

During the year ended December 31, 2010, the Company’s liability for unrecognized tax benefits was reduced by $39 million upon the closure of the 2002 federal tax year and after negotiating settlements with the Internal Revenue Service (“IRS”) regarding specific contested issues in the 2003 and 2004 federal tax years. The reduction in the liability was recorded through a decrease to tax expense and an increase to deferred tax liabilities.

During the years ended December 31, 2009 and 2008, the Company’s liability for unrecognized tax benefits was reduced by $5 million and $11 million, respectively, after negotiating settlements with certain state jurisdictions. The reductions in the liability were recorded through cash payments and a decrease to tax expense in 2009 and a decrease to goodwill in 2008.

The Company recognizes interest and penalties related to unrecognized tax benefits in the “Income tax benefit” line item of the Consolidated Statements of Operations. Cumulative accrued interest and penalties (net of related tax benefits) are not included in the ending balances of unrecognized tax benefits. Cumulative accrued interest and penalties are included in the “Other long-term liabilities” line of the Consolidated Balance Sheets. The related tax benefits of the accrued interest are included in the “Long-term deferred tax liabilities” line of the Consolidated Balance Sheets. The following table presents the approximate amounts associated with accrued interest expense and the cumulative accrued interest and penalties (in millions):

	Year ended December 31,
	2010	2009	2008
Current year accrued interest expense, net of related tax benefits	$14	$18	$15
Cumulative accrued interest and penalties, net of related tax benefits	67	70	56

As of December 31, 2010, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $57 million within the next twelve months as the result of the possible closure of its 2003 and 2004 federal tax years, potential settlements with certain states and the lapse of the statute of limitations in various state jurisdictions. The potential decrease relates to various federal and state tax benefits including research and experimentation credits and certain amortization, loss and stock warrant deductions.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2010, the Company is no longer subject to income tax examination by the U.S. federal jurisdiction for years before 2003. State and local examinations are substantially complete through 1999. Foreign jurisdictions generally remain subject to examination by their respective authorities from 2003 forward, none of which are considered major jurisdictions.

The IRS completed its examination of the U.S. federal consolidated income tax returns of the Company for 2003 and 2004 and issued a Notice of Deficiency (the “Notice”) in December 2008. The Notice claims that the Company and its subsidiaries, which included The Western Union Company (“Western Union”) during the years at issue, owe significant additional taxes, interest and penalties with respect to a variety of adjustments. The Company and Western Union agree with several of the adjustments in the Notice. Additionally, during 2010, the IRS conceded certain of the adjustments. As to the adjustments that remain in dispute, for 2003 such issues represent total taxes and penalties allegedly due of approximately $31 million, of which $8 million relates to the Company and $23 million relates to Western Union, and for 2004 such issues represent total taxes and penalties allegedly due of approximately $91 million, all of which relates to Western Union. The Company estimates that the total interest due (pretax) on such amounts for both years is approximately $53 million through December 31, 2010, of which $4 million relates to the Company and $49 million relates to Western Union. As to the disputed issues, the Company and Western Union are contesting the asserted deficiencies in U.S. Tax Court; however, in the fourth quarter of 2010 all disputed issues were assigned to IRS Appeals and currently are being reviewed in that forum for possible resolution. The Company believes that it has adequately reserved for its disputed issues and final resolution of those issues will not have a material adverse effect on its financial position or results of operations.

Prior to the spin-off transaction, Western Union was part of the FDC consolidated, unitary and combined income tax returns through the spin-off date of September 29, 2006. Under the Tax Allocation Agreement executed at the time of the spin-off of Western Union, Western Union is responsible for and must indemnify the Company against all taxes, interest and penalties that relate to Western Union for periods prior to the spin-off date, including the amounts asserted in the Notice as described above. If Western

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Union were to agree to or be finally determined to owe any amounts for such periods but were to default in its indemnification obligation under the Tax Allocation Agreement, the Company as parent of the tax group during such periods generally would be required to pay the amounts to the relevant tax authority, resulting in a potentially material adverse effect on the Company’s financial position and results of operations. Accordingly, as of December 31, 2010, the Company had approximately $130 million of uncertain income tax liabilities recorded related to Western Union for periods prior to the spin-off date. The Company has recorded a corresponding account receivable of equal amount from Western Union, which is included as a long-term account receivable in the “Other long-term assets” line of the Company’s Consolidated Balance Sheets, to reflect the indemnification for such liabilities. The uncertain income tax liabilities and corresponding receivable are based on information provided by Western Union regarding its tax contingency reserves for periods prior to the spin-off date. There is no assurance that a Western Union-related issue raised by the IRS or other tax authority will be finally resolved at a cost not in excess of the amount reserved and reflected in the Company’s uncertain income tax liabilities and corresponding receivable from Western Union. The Western Union contingent liability is in addition to the FDC liability for unrecognized tax benefits discussed above.

Note 18: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 8 to these Consolidated Financial Statements, the Company’s 9.875% senior notes, 12.625% senior notes, 10.55% senior PIK notes and 11.25% senior subordinated notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). None of the other subsidiaries of FDC, either direct or indirect, guarantee the notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured revolving credit facility, senior secured term loan facility and the 8.875% senior secured notes which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries. The Guarantors further unconditionally guarantee the 8.25% senior second lien notes and 8.75%/10.00% PIK toggle senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries. The 9.875% senior note, 12.625% senior note, 10.55% senior PIK note and 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

The following tables present the results of operations, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009 to arrive at the information for FDC on a consolidated basis.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$4,001.7	$2,328.3	$(148.5)	$6,181.5
Product sales and other	—	542.6	319.3	(52.6)	809.3
Reimbursable debit network fees, postage and other	—	2,299.8	1,160.3	(70.5)	3,389.6

	—	6,844.1	3,807.9	(271.6)	10,380.4

Expenses:
Cost of services (exclusive of items shown below)	—	1,944.3	1,227.5	(148.5)	3,023.3
Cost of products sold	—	257.8	170.0	(52.6)	375.2
Selling, general and administrative	264.7	877.2	437.8	—	1,579.7
Reimbursable debit network fees, postage and other	—	2,299.8	1,160.3	(70.5)	3,389.6
Depreciation and amortization	7.6	937.9	468.9	—	1,414.4
Other operating expenses:
Restructuring, net	12.7	46.0	13.3	—	72.0
Impairments	—	7.8	3.7	—	11.5
Litigation and regulatory settlements	—	(2.0)	—	—	(2.0)

	285.0	6,368.8	3,481.5	(271.6)	9,863.7

Operating (loss) profit	(285.0)	475.3	326.4	—	516.7

Interest income	1.0	1.1	5.7	—	7.8
Interest expense	(1,775.2)	(6.4)	(15.0)	—	(1,796.6)
Interest income (expense) from intercompany notes	112.3	(146.4)	34.1	—	—
Other income (expense)	2.8	31.8	(24.5)	(26.0)	(15.9)
Equity earnings from consolidated subsidiaries	323.8	150.2	—	(474.0)	—

	(1,335.3)	30.3	0.3	(500.0)	(1,804.7)

(Loss) income before income taxes and equity earnings in affiliates	(1,620.3)	505.6	326.7	(500.0)	(1,288.0)
Income tax (benefit) expense	(598.5)	164.7	110.0	—	(323.8)
Equity earnings in affiliates	—	117.7	1.5	(1.9)	117.3

Net (loss) income	(1,021.8)	458.6	218.2	(501.9)	(846.9)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.2)	49.3	125.8	174.9

Net (loss) income attributable to First Data Corporation	$(1,021.8)	$458.8	$168.9	$(627.7)	$(1,021.8)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$4,111.5	$1,741.2	$(63.8)	$5,788.9
Product sales and other	—	521.0	304.1	(28.4)	796.7
Reimbursable debit network fees, postage and other	—	2,233.5	527.7	(33.0)	2,728.2

	—	6,866.0	2,573.0	(125.2)	9,313.8

Expenses:
Cost of services (exclusive of items shown below)	—	2,138.3	870.6	(63.8)	2,945.1
Cost of products sold	—	229.9	104.0	(28.4)	305.5
Selling, general and administrative	218.9	827.0	392.3	—	1,438.2
Reimbursable debit network fees, postage and other	—	2,233.5	527.7	(33.0)	2,728.2
Depreciation and amortization	6.0	1,063.5	382.8	—	1,452.3
Other operating expenses:
Restructuring, net	3.0	59.0	30.8	—	92.8
Impairments	—	100.2	84.9	—	185.1
Litigation and regulatory settlements	(2.7)	14.5	—	—	11.8

	225.2	6,665.9	2,393.1	(125.2)	9,159.0

Operating (loss) profit	(225.2)	200.1	179.9	—	154.8

Interest income	3.5	0.7	7.5	—	11.7
Interest expense	(1,770.7)	(7.5)	(18.2)	—	(1,796.4)
Interest (expense) income from intercompany notes	(97.3)	58.7	38.6	—	—
Other (expense) income	(88.6)	(0.2)	27.5	—	(61.3)
Equity earnings from consolidated subsidiaries	322.5	28.4	—	(350.9)	—

	(1,630.6)	80.1	55.4	(350.9)	(1,846.0)

(Loss) income before income taxes and equity earnings in affiliates	(1,855.8)	280.2	235.3	(350.9)	(1,691.2)
Income tax (benefit) expense	(769.4)	217.5	(26.9)	—	(578.8)
Equity earnings in affiliates	—	101.5	(1.2)	(2.5)	97.8

Net (loss) income	(1,086.4)	164.2	261.0	(353.4)	(1,014.6)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.1)	10.9	61.0	71.8

Net (loss) income attributable to First Data Corporation	$(1,086.4)	$164.3	$250.1	$(414.4)	$(1,086.4)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2008
	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$2.6	$4,061.9	$1,727.1	$(6.3)	$5,785.3
Product sales and other	—	555.9	394.6	(25.2)	925.3
Reimbursable debit network fees, postage and other	—	1,995.8	104.9	—	2,100.7

	2.6	6,613.6	2,226.6	(31.5)	8,811.3

Expenses:
Cost of services (exclusive of items shown below)	—	1,984.1	892.8	(6.3)	2,870.6
Cost of products sold	—	210.6	131.4	(25.2)	316.8
Selling, general and administrative	223.4	774.3	377.1	—	1,374.8
Reimbursable debit network fees, postage and other	—	1,995.8	104.9	—	2,100.7
Depreciation and amortization	5.9	1,010.8	353.0	—	1,369.7
Other operating expenses:
Restructuring, net	—	12.0	—	—	12.0
Impairments	—	2,680.4	563.2	—	3,243.6

	229.3	8,668.0	2,422.4	(31.5)	11,288.2

Operating loss	(226.7)	(2,054.4)	(195.8)	—	(2,476.9)

Interest income	8.9	3.0	14.1	—	26.0
Interest expense	(1,933.9)	(7.2)	(23.8)	—	(1,964.9)
Interest (expense) income from intercompany notes	(113.6)	87.2	26.4	—	—
Other (expense) income	(24.1)	0.1	9.6	—	(14.4)
Equity (loss) earnings from consolidated subsidiaries	(2,350.6)	32.0	—	2,318.6	—

	(4,413.3)	115.1	26.3	2,318.6	(1,953.3)

Loss before income taxes and equity earnings in affiliates	(4,640.0)	(1,939.3)	(169.5)	2,318.6	(4,430.2)
Income tax (benefit) expense	(858.8)	216.8	(57.2)	—	(699.2)
Equity earnings in affiliates	16.9	98.1	8.0	—	123.0

Net loss	(3,764.3)	(2,058.0)	(104.3)	2,318.6	(3,608.0)
Less: Net income attributable to noncontrolling interests	—	1.8	154.5	—	156.3

Net loss attributable to First Data Corporation	$(3,764.3)	$(2,059.8)	$(258.8)	$2,318.6	$(3,764.3)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$164.1	$21.1	$324.3	—	$509.5
Accounts receivable, net of allowance for doubtful accounts	2.6	1,121.1	1,045.9	—	2,169.6
Settlement assets (1)	—	3,476.2	3,217.8	—	6,694.0
Other current assets	86.0	262.4	65.0	—	413.4

Total current assets	252.7	4,880.8	4,653.0	—	9,786.5

Property and equipment, net of accumulated depreciation	30.3	637.2	284.5	—	952.0
Goodwill	—	9,468.3	7,828.6	—	17,296.9
Customer relationships, net of accumulated amortization	—	2,923.8	2,299.9	—	5,223.7
Other intangibles, net of accumulated amortization	606.9	665.4	658.7	—	1,931.0
Investment in affiliates	—	1,169.9	38.3	—	1,208.2
Long-term settlement assets (1)	—	—	365.1	—	365.1
Other long-term assets	482.4	265.5	32.8	—	780.7
Investment in consolidated subsidiaries	25,074.4	5,361.4	—	$(30,435.8)	—

Total assets	$26,446.7	$25,372.3	$16,160.9	$(30,435.8)	$37,544.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$0.4	$95.2	$85.3	—	$180.9
Short-term and current portion of long-term borrowings	31.7	44.9	193.9	—	270.5
Settlement obligations (1)	—	3,476.2	3,582.7	—	7,058.9
Other current liabilities	301.1	651.3	401.3	—	1,353.7

Total current liabilities	333.2	4,267.6	4,263.2	—	8,864.0

Long-term borrowings	22,376.0	21.8	41.0	—	22,438.8
Long-term deferred tax (assets) liabilities	(928.5)	1,838.6	103.6	—	1,013.7
Intercompany payable (receivable)	4,298.1	(3,496.7)	(801.4)	—	—
Intercompany notes	(1,253.2)	1,621.1	(367.9)	—	—
Other long-term liabilities	1,026.8	89.7	23.1	—	1,139.6

Total liabilities	25,852.4	4,342.1	3,261.6	—	33,456.1

Redeemable equity interests	—	—	28.1	$(28.1)	—
Redeemable noncontrolling interests	—	—	—	28.1	28.1
First Data Corporation stockholder’s equity	594.3	21,030.4	5,864.5	(26,894.9)	594.3
Noncontrolling interests	—	(0.2)	52.5	3,413.3	3,465.6
Equity of consolidated alliance	—	—	6,954.2	(6,954.2)	—

Total equity	594.3	21,030.2	12,871.2	(30,435.8)	4,059.9

Total liabilities and equity	$26,446.7	$25,372.3	$16,160.9	$(30,435.8)	$37,544.1

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$104.6	$25.4	$607.0	—	$737.0
Accounts receivable, net of allowance for doubtful accounts	17.1	1,106.3	1,332.1	—	2,455.5
Settlement assets (1)	—	3,523.3	3,347.0	—	6,870.3
Other current assets	69.3	243.3	86.2	—	398.8

Total current assets	191.0	4,898.3	5,372.3	—	10,461.6

Property and equipment, net of accumulated depreciation	29.9	677.9	343.6	—	1,051.4
Goodwill	—	9,570.0	7,905.8	—	17,475.8
Customer relationships, net of accumulated amortization	—	3,398.4	2,610.4	—	6,008.8
Other intangibles, net of accumulated amortization	607.0	820.9	693.2	—	2,121.1
Investment in affiliates	—	1,391.7	35.0	$(135.4)	1,291.3
Long-term settlement assets (1)	—	—	480.7	—	480.7
Other long-term assets	563.9	226.5	54.3	—	844.7
Investment in consolidated subsidiaries	26,401.5	5,370.0	—	(31,771.5)	—

Total assets	$27,793.3	$26,353.7	$17,495.3	$(31,906.9)	$39,735.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$0.2	$95.4	$105.1	—	$200.7
Short-term and current portion of long-term borrowings	142.2	36.9	125.8	—	304.9
Settlement obligations (1)	—	3,523.3	3,871.4	—	7,394.7
Other current liabilities	384.8	691.0	479.1	—	1,554.9

Total current liabilities	527.2	4,346.6	4,581.4	—	9,455.2

Long-term borrowings	22,152.8	47.3	104.8	—	22,304.9
Long-term deferred tax (assets) liabilities	(764.3)	2,101.7	9.0	—	1,346.4
Intercompany payable (receivable)	4,203.4	(3,550.8)	(652.6)	—	—
Intercompany notes	(1,044.2)	1,405.0	(360.8)	—	—
Other long-term liabilities	1,133.1	146.3	22.5	—	1,301.9

Total liabilities	26,208.0	4,496.1	3,704.3	—	34,408.4

Redeemable equity interests	—	—	362.3	$(362.3)	—
Redeemable noncontrolling interests	—	—	—	226.9	226.9
First Data Corporation stockholder’s equity	1,585.3	21,857.6	6,315.3	(28,172.9)	1,585.3
Noncontrolling interests	—	—	46.4	3,468.4	3,514.8
Equity of consolidated alliance	—	—	7,067.0	(7,067.0)	—

Total equity	1,585.3	21,857.6	13,428.7	(31,771.5)	5,100.1

Total liabilities and equity	$27,793.3	$26,353.7	$17,495.3	$(31,906.9)	$39,735.4

(1)	The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,021.8)	$458.6	$218.2	$(501.9)	$(846.9)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	7.6	1,036.9	481.5	—	1,526.0
Charges related to other operating expenses and other income (expense)	9.9	20.0	41.5	26.0	97.4
Other non-cash and non-operating items, net	(11.6)	(207.4)	8.8	475.8	265.6
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(608.4)	107.0	216.9	(2.9)	(287.4)

Net cash (used in) provided by operating activities	(1,624.3)	1,415.1	966.9	(3.0)	754.7

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(3.1)	(0.1)	—	(3.2)
Payments related to other businesses previously acquired	—	—	(1.4)	—	(1.4)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	21.2	—	21.2
Proceeds from sale of property and equipment	—	1.4	4.1	—	5.5
Additions to property and equipment	(4.2)	(113.0)	(92.9)	—	(210.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.7)	(116.9)	(41.0)	—	(159.6)
Proceeds from the sale of marketable securities	—	—	0.3	—	0.3
Distributions and dividends from subsidiaries	225.8	187.9	—	(413.7)	—
Other investing activities	3.8	135.1	13.7	(134.5)	18.1

Net cash provided by (used in) investing activities	223.7	91.4	(96.1)	(548.2)	(329.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	75.1	—	75.1
Debt modification and related financing costs	(61.2)	—	—	—	(61.2)
Principal payments on long-term debt	(143.8)	(57.0)	(19.6)	—	(220.4)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(31.0)	(185.1)	(216.1)
Distributions paid to redeemable equity holders	—	—	(7.5)	7.5	—
Distributions paid to equity holders	—	—	(368.5)	368.5	—
Redemption of Parent’s redeemable common stock	(2.5)	—	—	—	(2.5)
Redemption of redeemable equity of consolidated alliance	—	—	(347.8)	347.8	—
Purchase of noncontrolling interest	—	—	—	(213.3)	(213.3)
Cash dividends	(14.9)	—	(225.8)	225.8	(14.9)
Intercompany	1,682.5	(1,454.7)	(227.8)	—	—

Net cash provided by (used in) financing activities	1,460.1	(1,511.7)	(1,152.9)	551.2	(653.3)
Effect of exchange rate changes on cash and cash equivalents	—	0.9	(0.6)	—	0.3

Change in cash and cash equivalents	59.5	(4.3)	(282.7)	—	(227.5)

Cash and cash equivalents at beginning of period	104.6	25.4	607.0	—	737.0

Cash and cash equivalents at end of period	$164.1	$21.1	$324.3	$—	$509.5

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2009
	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,086.4)	$164.2	$261.0	$(353.4)	$(1,014.6)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	6.0	1,153.7	394.1	—	1,553.8
Charges (gains) related to other operating expenses and other income (expense)	88.4	173.9	88.2	—	350.5
Other non-cash and non-operating items, net	38.8	(86.9)	0.9	353.4	306.2
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(795.7)	903.6	(304.2)	—	(196.3)

Net cash (used in) provided by operating activities	(1,748.9)	2,308.5	440.0	—	999.6

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(141.2)	(74.0)	128.7	(86.5)
Payments related to other businesses previously acquired	—	(14.6)	(0.1)	—	(14.7)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	88.1	—	88.1
Proceeds from sale of property and equipment	—	7.1	22.3	—	29.4
Additions to property and equipment	(8.0)	(92.2)	(98.9)	—	(199.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(2.6)	(135.5)	(41.9)	—	(180.0)
Proceeds from the sale of marketable securities	1.5	2.4	—	—	3.9
Other investing activities	104.4	(27.3)	(16.8)	(109.0)	(48.7)

Net cash provided by (used in) investing activities	95.3	(401.3)	(121.3)	19.7	(407.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(18.0)	—	(188.1)	—	(206.1)
Principal payments on long-term debt	(175.1)	(39.8)	(28.2)	—	(243.1)
Proceeds from issuance of common stock	—	—	321.7	(321.7)	—
Distributions and dividends paid to noncontrolling interests	—	—	(10.0)	—	(10.0)
Contribution from noncontrolling interests	—	—	—	193.0	193.0
Cash dividends	—	—	(109.0)	109.0	—
Intercompany	1,940.8	(1,879.5)	(61.3)	—	—

Net cash provided by (used in) financing activities	1,747.7	(1,919.3)	(74.9)	(19.7)	(266.2)
Effect of exchange rate changes on cash and cash equivalents	—	(1.4)	6.3	—	4.9

Change in cash and cash equivalents	94.1	(13.5)	250.1	—	330.7

Cash and cash equivalents at beginning of period	10.5	38.9	356.9	—	406.3

Cash and cash equivalents at end of period	$104.6	$25.4	$607.0	$—	$737.0

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2008
	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,764.3)	$(2,058.0)	$(104.3)	$2,318.6	$(3,608.0)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	33.6	1,171.6	354.4	—	1,559.6
Charges (gains) related to other operating expenses and other income (expense)	21.1	2,692.3	553.6	—	3,267.0
Other non-cash and non-operating items, net	2,605.8	(239.7)	(9.6)	(2,318.6)	37.9
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(679.9)	224.8	(214.9)	—	(670.0)

Net cash (used in) provided by operating activities	(1,783.7)	1,791.0	579.2	—	586.5

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(3.2)	(185.5)	—	(188.7)
Payments related to other businesses previously acquired	(17.2)	(18.1)	(0.3)	—	(35.6)
Proceeds from dispositions, net of expenses paid and cash disposed	5.1	191.7	18.3	—	215.1
Additions to property and equipment, net	(4.4)	(162.5)	(117.0)	—	(283.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.4)	(111.1)	(51.4)	—	(163.9)
Proceeds from the sale of marketable securities	—	22.8	52.1	—	74.9
Other investing activities	138.6	12.5	0.9	(153.3)	(1.3)

Net cash provided by (used in) investing activities	120.7	(67.9)	(282.9)	(153.3)	(383.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(42.0)	—	0.1	—	(41.9)
Proceeds from issuance of long-term debt	100.4	—	—	—	100.4
Principal payments on long-term debt	(265.7)	(30.9)	(30.2)	—	(326.8)
Distributions and dividends paid to noncontrolling interests and redeemable controlling interests	—	—	(150.9)	—	(150.9)
Purchases of noncontrolling interests	(17.6)	(60.8)	—	—	(78.4)
Capital contributed by Parent	126.8	—	—	—	126.8
Excess tax benefit from share-based payment arrangement	13.1	—	—	—	13.1
Cash dividends	(1.8)	—	(153.3)	153.3	(1.8)
Intercompany	1,699.7	(1,674.7)	(25.0)	—	—

Net cash provided by (used in) financing activities	1,612.9	(1,766.4)	(359.3)	153.3	(359.5)
Effect of exchange rate changes on cash and cash equivalents	—	21.5	(65.3)	—	(43.8)

Change in cash and cash equivalents	(50.1)	(21.8)	(128.3)	—	(200.2)

Cash and cash equivalents at beginning of period	60.6	60.7	485.2	—	606.5

Cash and cash equivalents at end of period	$10.5	$38.9	$356.9	$—	$406.3

FIRST DATA CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

(dollars, in millions)

Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Year ended December 31, 2010 deducted from receivables	$22.5	$68.7	$0.0	$62.1(a)	$29.1
Year ended December 31, 2009 deducted from receivables	$23.8	$59.3	$0.0	$60.6(a)	$22.5
Year ended December 31, 2008 deducted from receivables	$21.7	$44.3	$0.0	$42.2(a)	$23.8

(a)	Amounts related to business divestitures and write-offs against assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010, to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Data Corporation

We have audited First Data Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Data Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Data Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Data Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, equity and comprehensive income (loss) for each of the three years in the period ended December 31, 2010 and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 9, 2011

ITEM 9B.	OTHER INFORMATION

On March 8, 2011, the Company’s Governance, Compensation and Nominations Committee established salary and target bonus amounts for 2011 for the Named Executive Officers of the Company under the First Data Corporation Senior Executive Incentive Plan as set forth in Exhibit 10.32 to this Form 10-K.

On March 8, 2011, the Governance, Compensation and Nominations Committee of the Board of Directors of First Data Holdings Inc., the parent corporation of the Company, approved equity grants and compensation for the Named Executive Officers of the Company under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates as set forth in Exhibit 10.32 to this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and members of the Board of Directors (the “Board”) are as follows:

Name	Age	Position
Jonathan J. Judge	57	Chief Executive Officer and Director
Peter W. Boucher	56	Executive Vice President
John Elkins	58	Executive Vice President and Chief Marketing Officer
Kevin M. Kern	55	Executive Vice President and Chief Technology Officer
Edward A. Labry III	48	Executive Vice President
David R. Money	55	Executive Vice President, General Counsel and Secretary
Ray E. Winborne	43	Executive Vice President and Chief Financial Officer
James R. Fisher	55	Director
Joe W. Forehand	62	Director and Chairman of the Board
Henry R. Kravis	67	Director
Scott C. Nuttall	38	Director
Tagar C. Olson	33	Director

Jonathan J. Judge has been the Company’s Chief Executive Officer and a member of the Board since October 2010. Mr. Judge previously served as the President and Chief Executive Officer of Paychex, Inc. from October 2004 to July 2010. He also served as President and Chief Executive Officer of Crystal Decisions, Inc., a software company providing business intelligence solutions, from October 2002 through December 2003. Mr. Judge is a director of PMC-Sierra, Inc. and serves as a member of the Upstate New York Regional Advisory Board of the Federal Reserve Bank of New York.

Peter W. Boucher joined the Company as Executive Vice President of Human Resources in April 2006. From March 2003 to March 2006 he was Senior Vice President of Janus Capital Group. Mr. Boucher joined Citigroup, Inc. in January 1998 and served as Senior Human Resources Officer, Corporate Center until December 2002.

John Elkins joined the Company as Executive Vice President and Chief Marketing Officer in September 2009. In January 2011 he was appointed interim head of the Company’s business outside North America, including the Asia Pacific, Europe, Middle East and Africa, and Latin America regions. Prior to joining the Company, Elkins served as a senior advisor to McKinsey & Company from November 2007 to September 2009. He also previously served as Executive Vice President and Chief Marketing Officer for Visa International from April 2003 to November 2007. Elkins is the founder and former Chairman and CEO of FutureBrand, a worldwide corporate brand, retail, industrial and packaging strategy and design consultancy.

Kevin M. Kern has been Executive Vice President of Global Operations and Technology and the Company’s Chief Technology Officer since May 2010. Mr. Kern was a Senior Vice President of the Company from February 2009 until May 2010. Prior to joining the Company, he served as the Chief Information Officer of Unisys from September 2006 until November 2008 and the Chief Information Officer of Computer Associates from July 2004 until August 2006.

Edward A. Labry III has been Executive Vice President since February 2006 and President, First Data – North America since January 2011. Mr. Labry was President, Retail and Alliance Services from February 2009 until January 2011 and President, First Data USA from September 2007 to February 2009. He served as the Company’s President of Commercial Services from January 2006 to September 2007. From May 2005 to January 2006 he was President of the Company’s Prepaid Services business and from February 2004 to May 2005 he was special assistant to the Company’s Chairman. Mr. Labry joined Concord EFS, Inc., in 1985 and served as President at the time the Company acquired Concord EFS, Inc. He is a board member of Dixon Gallery and Gardens, Hutchison School and Cumberland University.

David R. Money has been Executive Vice President, General Counsel and Secretary since February 2007. Mr. Money was Vice President and General Counsel of Alta Health Strategies from November 1990 to October 1995 when Alta Health Strategies was acquired by the Company. He filled a series of increasingly responsible positions in the Company’s General Counsel’s Office until being promoted to General Counsel-Level A in March 2001 and Deputy General Counsel in March 2004. Mr. Money was named the Company’s acting general counsel in June 2006 and was subsequently named Executive Vice President, General Counsel and Secretary in February 2007. Prior to November 1990, Mr. Money was a partner in the law firm of Jones, Waldo, Holbrook and McDonough in Salt Lake City, Utah.

Ray E. Winborne has been Executive Vice President and Chief Financial Officer of the Company since November 2010. Previously, Mr. Winborne was acting Chief Financial Officer of the Company from May 2010 until November 2010 and Senior Vice President and Controller of the Company from September 2009 until November 2010. He was the Senior Vice President-Finance and

Controller of Delta Air Lines Inc. from April 2007 to September 2009 and served as the Senior Vice President, CFO Southeast Region for AT&T, Inc. from January 2007 to April 2007. Prior to that time, Mr. Winborne held various positions in the finance group of BellSouth Corporation from January 1999 to December 2006, most recently serving as BellSouth’s Controller. From 1990 to 1999, Mr. Winborne was employed by the public accounting firm PricewaterhouseCoopers LLP.

James R. Fisher has been a member of the Board since September 2007. He was Chairman and Chief Executive Officer of Bristol West Holdings, Inc. from September 2000 through June 2006 and was Executive Chairman of the board of Bristol West Holdings, Inc. from July 2006 through June 2007. Mr. Fisher was a director of Alea Group Holdings (Bermuda) Ltd. from December 2001 through June 2007, and was a director of Willis Group Holdings, Limited from November 1998 through April 2006. Mr. Fisher has been the managing member of Fisher Capital Corp. L.L.C. since March 1997. From 1986 through March 1997, Mr. Fisher held various executive positions at American Re Corporation, including Senior Vice President and Chief Financial Officer. Currently, Mr. Fisher serves as a trustee of the American Foundation for the Blind and The National World War II Museum. Mr. Fisher is a trustee of Lafayette College in Easton, Pennsylvania and also serves as Vice President of the John W. Petrella Student Scholarship Fund. Mr. Fisher is also a member of the Strategic Advisory Board of Oneshield, Inc.

Joe W. Forehand has been a member of the Board since September 2009 and Chairman of the Board since March 2010. Mr. Forehand was interim Chief Executive Officer of the Company from March 2010 until October 2010. In his more than 30 years with Accenture Ltd., Mr. Forehand served as the CEO from 1999 until 2004, prior to that, as chief executive of the Communications and High Technology Operating Group, and as Chairman of the board of directors of Accenture Ltd. from 2001 until 2006. Mr. Forehand is a member of the Portfolio Management Committee for Kohlberg Kravis Roberts & Co. (“KKR”) and has also been involved with KKR’s growth and emphasis on the technology industry sector.

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

The Company’s Governance, Compensation and Nominations Committee (the “Committee”) identifies individuals qualified to become members of the Board and recommends to the Board nominees for election as directors at each annual meeting of shareholders and to fill vacancies on the Board. The Committee looks for certain qualities common to all Board members, including integrity, collegiality, and ability and willingness to make a commitment to the Company. When considering whether directors and nominees have the experience, qualifications, attributes and skills, the Committee and the Board focused primarily on the information discussed in each of the directors’ individual biographies set forth above. In particular, with regard to Mr. Judge, the Board considered his strong background in the technology sector and significant expertise and background as president and chief executive officer of both private and publicly traded companies. With regard to Mr. Fisher, the Board considered his strong finance background. With regard to Mr. Forehand, the Board considered his many years experience at a publicly held consulting and technology services company, including service as chairman of the board. With regard to Mr. Kravis, the Board considered his significant experience and expertise in private equity investments. With regard to Mr. Nuttall, the Board considered his broad perspective brought by Mr. Nuttall’s involvement in KKR’s diverse investments and his extensive knowledge of the business and capital structure of the Company through his involvement since the 2007 merger. With regard to Mr. Olson, the Board considered his expertise in the financial services industry and his extensive knowledge of the business and capital structure of the Company through his involvement since the 2007 merger.

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers which applies to its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The Code is available on the Company’s web site at www.firstdata.com under “About First Data”, “Investor Relations”, “Corporate Governance”.

Audit Committee Financial Expert and Recommendation of Directors

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

FIRST DATA CORPORATION

COMPENSATION DISCUSSION AND ANALYSIS

FISCAL YEAR 2010

EXECUTIVE SUMMARY

In 2010, the Governance, Compensation and Nominations Committee (the “Committee”) of First Data Corporation (“FDC” or the “Company”) based funding for executive incentives on a comprehensive view of company performance, including financial and strategic achievements. During 2010, the Committee rewarded employees, including senior executives of FDC for: (i) improved customer satisfaction; (ii) new product innovation; (iii) improved efficiencies generated by globalization of operations and organizational streamlining; and (iv) execution of numerous significant client conversions. This successful overall performance was tempered by financial results which, as measured by adjusted EBITDA (earnings before net interest expense, income taxes, depreciation and amortization), were behind 2009 levels.

During 2010, FDC solidified its executive team with the addition of Jonathan J. Judge as Chief Executive Officer (“CEO”) in October and the appointment of Ray E. Winborne as Chief Financial Officer in November. Effective March 31, 2010, Joe W. Forehand was appointed Chairman of the FDC Board of Directors. He also successfully served as interim Chief Executive Officer between March 31 and September 30.

FDC remains committed to a compensation philosophy, strategy, and process that incents and rewards long-term company performance. Details of the compensation philosophy and programs are addressed within the appropriate sections of the following discussion.

ROLE OF THE COMMITTEE

The Committee reviews and approves all aspects of FDC’s non-equity compensation programs for its executive officers. Specifically, under its charter, the Committee is tasked with:

•	establishing FDC’s compensation philosophy;

•	evaluating performance and setting compensation for FDC’s executive officers;

•	overseeing regulatory compliance with respect to compensation matters; and

•	delegating to and monitoring various subcommittees with responsibility for administrative and legal compliance for retirement and benefit plans.

During 2010, the Committee was comprised of Scott C. Nuttall and Henry R. Kravis. Mr. Forehand also was a member of the Committee until becoming the interim Chief Executive Officer. All of the foregoing individuals are affiliated with Kohlberg Kravis Roberts & Co. (“KKR”) and, therefore, not deemed independent Directors. Disclosure of payments between FDC and KKR affiliates is included in Item 13.

The equity compensation provided to the senior executives of FDC is approved by the Governance, Compensation and Nominations Committee (the “Holdings Committee”) of First Data Holdings Inc. (“Holdings”), the parent corporation of FDC (the “Committee” and the “Holdings Committee” together referred to as the “Committees”). The Holdings Committee is comprised of the same individuals as are members of the Committee.

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

EXECUTIVE COMPENSATION PROGRAM OBJECTIVES

Executive Compensation Philosophy

FDC’s executive compensation philosophy and corresponding pay practices are designed to create a strong incentive for FDC executives to achieve the Company’s financial and strategic objectives, resulting in increased value for shareholders.

Alignment of the executives’ interests with the interest of shareholders is created via a primary emphasis on equity compensation, followed by a secondary emphasis on annual incentive compensation. Other than base pay, FDC offers few non-performance based elements of compensation, such as executive benefits and perquisites.

When considering the design of FDC compensation plans, incentive plan funding schemes, and individual compensation decisions, the Committee carefully considers each of the following five guiding principles of FDC’s executive compensation programs. These objectives work together to bring an appropriate balance to FDC compensation programs and have remained a consistent guide for the Committee over the last several years.

•	Align compensation opportunities with creation of increased shareholder value

•	Facilitate equity ownership

•	Pay for individual and company performance

•	Drive behaviors consistent with FDC’s core values

•	Pay at a competitive market position

Align Compensation Opportunities with Creation of Increased Shareholder Value

The Committee places a great emphasis on the alignment of compensation with increased shareholder value. The annual cash incentive and equity plans described below are the primary means which drive this alignment.

FDC’s long-term incentive structure is designed to provide value to executives only if they achieve long-term value creation. Thus, the Committee views this compensation structure as a strong incentive to drive company performance. In addition, this structure mitigates incentives to create short-term value at the expense of long-term value, and ensures alignment between long-term shareholder and executive interests.

Facilitate Equity Ownership

The 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (the “2007 Equity Plan”) facilitates significant equity ownership by executive officers. The 2007 Equity Plan allows for executive officers to purchase shares of stock and receive matching grants of stock options in Holdings. The Holdings Committee believes that by requiring a personal investment in Holdings, the 2007 Equity Plan is a powerful mechanism to facilitate equity ownership and closely align executive and shareholder interests. Beginning in 2011, the Holdings Committee expects to make an annual equity grant to executives to further reinforce this alignment.

Pay for Individual and Company Performance

At FDC, annual cash incentives are contingent on individual and company performance while long-term equity incentives are completely contingent on the creation of shareholder value. Together, these elements of compensation reinforce the relationship between pay and performance.

Drive Behaviors Consistent with FDC’s Core Values

FDC is entrusted with highly sensitive and confidential customer information and therefore requires the highest level of integrity from its employees. During 2010, FDC updated its vision, mission and core values to reflect FDC’s purpose, long-term vision and the global employee attitudes and attributes that drive the Company’s success in the marketplace. FDC’s five core values are: Put Customers First, Empower our People, Act with Integrity, Deliver Excellence and Enjoy the Journey.

Executive behavior is considered by the Committee when determining annual executive incentive awards and all other compensation decisions. Furthermore, FDC’s annual objectives and strategies are closely aligned with FDC’s vision, mission and values. Success against these objectives and strategies is a key consideration in the Committee’s evaluation of overall company performance.

Pay at a Competitive Market Position

FDC and the Committee review the Company’s executive compensation practices and targets against a peer group of companies on an annual basis. FDC’s current competitive positioning and the impact future decisions may have on such positioning are evaluated. The peer group reflects direct business competitors and companies with which FDC competes for talent.

In 2010, Frederic W. Cook & Company, Inc. (“FW Cook”) was hired as an independent consultant to recommend an updated peer group for FDC. FW Cook also provided compensation data for FDC’s peer group and an analysis of FDC’s competitive positioning. The Committee reviews this information to ensure FDC’s compensation programs enable the Company to attract and retain top executive talent.

FDC’s 2010 peer group is comprised of direct competitors, frequently identified peer companies to FDC’s direct competitors, and other companies deemed comparable to FDC in terms of industry, pay practices, revenue and market value. The 2010 peer group includes the following 21 companies:

• Accenture	• ADP	• American Express
• Capital One Financial	• Computer Sciences Corp.	• Discover Financial
• eBay	• Fidelity Nat’l Info Services	• Fifth Third Bancorp
• Fiserv	• Mastercard	• PNC Financial Services
• SAIC	• SLM Corp.	• State Street Corp.
• SunTrust Banks	• Symantec Corp.	• Total System Services
• Visa	• Western Union	• Yahoo!

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

In order to successfully attract and retain top performing executives, FDC aims to provide base pay and short-term cash incentive opportunities at approximately the 75th percentile of its peer group companies. Consistent with FDC’s strong pay-for-performance philosophy, this above-median total cash positioning allows the company to make a larger portion of each executive’s cash compensation performance-based relative to peers. As a privately held company, competitive cash compensation programs are required for FDC to attract and retain top talent due to the uncertain time horizon and lack of liquidity associated with FDC’s equity-based compensation vehicles. Equity-based compensation is typically the largest compensation component for executives at FDC’s peer companies.

As a private company, the Committee recognizes that evaluating FDC’s total compensation and long-term annual compensation levels against public company peers is challenging. Whereas executives at peer companies typically receive annual stock and option grants, the foundation of FDC’s long-term incentive program (more fully described below) is structured around a purchase of shares by each executive and a proportional one-time grant of options. Due to the structure of FDC’s long-term incentive compensation and the liquidity restrictions associated with non-public equity, traditional comparisons to public company annual equity grant values and total direct compensation levels are not easily made.

ELEMENTS OF COMPENSATION

Compensation for FDC’s executive officers is delivered through:

•	base salary;

•	annual cash incentives;

•	equity;

•	perquisites; and

•	retirement plans.

Base Salary

Base salary forms the foundation of FDC’s compensation program. Base salaries for executives reflect market competitive levels (as described above) and factors unique to each executive such as scope of responsibilities, individual skill set, experience level, time in role, individual performance, pay relative to internal peers and overall value to FDC. Another factor that may influence base salary levels is an executive’s base salary prior to employment by FDC and the level of compensation required to recruit the executive.

On October 1, 2010 Mr. Judge was hired as Chief Executive Officer by FDC with a base pay of $1,500,000, based on his breadth and depth of experience, competitive market pay and the importance of the role in driving FDC’s future strategy and success.

Mr. Winborne was promoted on November 10, 2010 to the role of Chief Financial Officer with a base pay of $575,000 based on the criticality of the role to FDC, competitive market pay and his promotion to the role. His pay was increased to $600,000, effective March 1, 2011 during the annual pay review process.

Mr. Labry’s base pay was increased to $1,000,000 effective October 1, 2010 to reflect the strong performance of the Retail and Alliance Services business under Mr. Labry’s leadership and the relative size and importance of that segment to the overall success of FDC. On January 13, 2011, Mr. Labry became the leader of FDC’s entire North American business in the Retail and Alliance Services and Financial Services segments.

During the annual pay review process which included consideration of individual performance, salary increase trends and competitive market pay for each executive position, Mr. Winborne received an increase to $600,000 (4.4% increase), Mr. Money received an increase to $525,000 (10.4% increase) and Mr. Boucher received an increase to $550,000 (4.8%). Aside from the pay adjustments listed above, the Committee has not approved any other executive pay increases for 2011. Current base salary levels for named executive officers are as follows:

	Base Salary as of December 31, 2010	Base Salary as of March 1, 2011
Jonathan J. Judge	$1,500,000	$1,500,000
Ray E. Winborne	$575,000	$600,000
Edward A. Labry III	$1,000,000	$1,000,000
David R. Money	$475,000	$525,000
Peter W. Boucher	$525,000	$550,000

Annual Cash Incentives

Plan Design and Mechanics

Executive officers are eligible to receive a performance-based annual cash incentive under the FDC Senior Executive Incentive Plan (“SEIP”). SEIP payouts to executive officers are based on target annual cash incentive levels established by the Committee, company performance and individual performance in areas such as attainment of company or business unit strategic objectives. The SEIP is an essential element of FDC’s compensation program because the awards are earned on a pay-for-performance basis.

At the beginning of 2010, the Committee approved target bonus levels for all executive officers. The Committee also approved a fully discretionary funding structure for 2010 for the SEIP. This structure was deemed most appropriate to ensure the Committee maintained the discretion and ability to appropriately incent and reward the performance of each executive based upon all factors relevant to evaluation of company and individual performance, including, but not limited to: EBITDA and revenue attainment, execution of FDC’s strategy, accomplishment of FDC’s key objectives, attainment of service level and/or other operating objectives, attainment of individual objectives and demonstrated leadership behaviors.

In accordance with Internal Revenue Code Section 409A, annual bonuses earned for a fiscal year are paid prior to March 15th of the following year. This allows sufficient time to review company financial performance and conduct individual performance reviews prior to determining award levels.

Determination of 2010 Awards

The 2010 awards paid in February of 2011 to executive officers under the SEIP were determined by the Committee after careful evaluation of FDC and executive performance during 2010. The Committee considered both financial and strategic results during the year in determining SEIP funding for 2010. The Committee established an 85% funding level for the SEIP based on a combination of strong progress and accomplishments in key strategic areas such as customer service, product development and operational efficiency, and financial results dampened by a small decrease in adjusted EBITDA compared to the prior year.

The Committee awarded each executive 85% of their individual incentive target for the year, with the exception of Mr. Judge, who received a pro rata bonus payment for 2010, per his employment agreement.

	2010 SEIP Target	SEIP Funding Percent	2010 SEIP Payout
Jonathan J. Judge (1)	$567,123	n/a	$567,123
Ray E. Winborne (2)	$438,904	85%	$373,068
Edward A. Labry III (3)	$1,015,625	85%	$863,281
David R. Money	$475,000	85%	$403,750
Peter W. Boucher	$525,000	85%	$446,250

(1)	Mr. Judge’s target is prorated based on his hire date of October 1, 2010.
(2)	Mr. Winborne’s target is prorated based on his target bonus level prior to, and following, his appointment as Chief Financial Officer on November 10, 2010.
(3)	Mr. Labry’s target is prorated based on his bonus target prior to, and following, his October 1, 2010 base pay and SEIP target increase.

Determination of 2011 Targets and Funding

When establishing executive officer target award levels under the SEIP, the Committee considers multiple factors including: FDC’s 75th percentile target level for annual cash incentives, each executive’s base salary level and the scope and responsibilities of each executive’s position. For 2011, the Committee concluded that the annual cash incentive targets for FDC’s executive officers met all FDC compensation objectives and should remain unchanged from 2010 levels on a percentage of base pay basis. Incentive targets for 2011 for each named executive officer are as follows:

	2011 SEIP Target as a % of Base Pay	2011 SEIP Target in $
Jonathan J. Judge	150%	$2,250,000
Ray E. Winborne	100%	$600,000
Edward A. Labry III	125%	$1,250,000
David R. Money	100%	$525,000
Peter W. Boucher	100%	$550,000

At the beginning of 2011, the Committee approved a discretionary funding mechanism for the SEIP for the 2011 plan year. The Committee will determine the funding level at its discretion at the end of the year after considering FDC’s 2011 financial performance and performance against key metrics and objectives aligned to the following six pillars of FDC’s strategy: Customers, Profitable Revenue Growth, Products and Technology, Global Business, Operational Improvement and Leadership.

Equity

The equity compensation program is intended to align long-term compensation opportunities with the interests of beneficial shareholders of the Company. Specifically, the purpose of the 2007 Equity Plan is to promote FDC’s long-term financial interests and growth by:

•	attracting and retaining executives with the experience and abilities required to make a substantial contribution to the success of the Company;

•	rewarding executives for long-term commitment and the creation of value over the long-term;

•	motivating executives by means of growth-related incentives tied to achievement of long range goals; and

•	aligning the interests of the Company’s executives with those of the Company’s majority beneficial shareholders.

2007 Equity Plan

The 2007 Equity Plan allows executives to invest in Holdings by purchasing shares of restricted common stock. For each share of stock purchased, a proportional amount of stock options are granted. In January 2008, the Holdings Committee approved share purchases and option grants for Messrs. Labry, Money and Boucher. Mr. Judge purchased 1,333,334 shares and was granted 4,000,000 options following his hire in October 2010. During 2010, Mr. Winborne purchased 50,000 shares and was granted 112,500 options. Subsequent to his appointment as CFO, in February 2011, the Holdings Committee approved an additional purchase of 283,333 shares by Mr. Winborne and granted him an additional 887,500 options.

The Committee believes that this plan design consisting of: (1) personal investments by senior executives in Holdings stock with a long holding period, (2) making a proportional one-time grant of stock options with a relatively long five year vesting period, and (3) performance-based vesting requirements on one half of all options granted, is an effective approach to align the interests of executives and shareholders, as well as maximize teamwork, retention and motivation within the executive team.

2010 Equity Awards

During 2010, the Committees took steps to bolster the retention and motivational value of FDC’s executive equity compensation plan. These actions were pursued to address: (1) a potentially extended time horizon until liquidity for executive shareholders; (2) impact on the value of outstanding options due to a decrease in the fair market value of shares from $5.00 to $3.00 at the end of 2008; (3) recognition of strong performance by the executive team in a challenging environment; (4) desire to create an equitable compensation opportunity between long-service and more recently hired executives. The first two of these factors were a direct result of the U.S. and worldwide economic weakness attributable to the financial crisis which began in 2008 and therefore not correlated with executive performance.

Actions taken by the Committees in May 2010 impacting executive shareholders at the time included: (1) granting shares of restricted stock; (2) modifying outstanding time-vested options with a $5.00 strike price to a $3.00 strike price; (3) cancelling outstanding performance options with a $5.00 strike price and reissuing them with a revised performance target schedule and a $3.00 strike price; (4) granting additional time-vested and performance-vested options proportional to the number of shares of restricted stock granted; and (5) making a cash payment proportional to the size of the original investment of each executive. Messrs. Labry, Money and Boucher all participated in each of these actions. The restricted shares and options granted to Messrs. Labry, Money and Boucher are listed in the Grants of Plan-Based Awards Table. The cash payment is recorded in the Bonus column of the Summary Compensation Table.

The restrictions on the restricted stock awards granted in May 2010 will lapse upon a qualified public offering, a Change in Control or other Liquidity Event as defined in the 2007 Equity Plan and certain termination events (including a Not for Cause involuntary termination) as contained in the Form of Restricted Stock Award Agreement (the “Restricted Stock Award”), a copy of which was filed as Exhibit 10.2 to the Form 8-K filed on May 25, 2010. The restrictions on a percentage of the awards will also lapse upon a partial sale of the equity of Holdings that does not constitute a Change in Control per the terms of the Restricted Stock Award and Sale Participation Agreement. The shares of restricted stock may not be sold or otherwise transferred prior to the lapse of the restrictions.

Vesting of time-vested options whose strike price was modified was not affected; these options will continue to vest in five equal annual installments on September 24, 2008, 2009, 2010, 2011 and 2012. Newly issued time-vested options granted to Messrs. Labry, Money and Boucher will become vested in five equal annual installments on May 12, 2011, 2012, 2013, 2014 and 2015. Both the re-issued and the newly issued performance-vested options granted to Messrs. Labry, Money and Boucher will vest upon achievement of the following EBITDA target thresholds if they are met in any fiscal year between January 1, 2010 and December 31, 2013. 25% will vest if EBITDA of $2.8 billion is achieved; 75% will vest if EBITDA of $3.1 billion is achieved; 100% will vest if EBITDA of $3.4 billion is achieved.

Option grants made to Mr. Judge and Mr. Winborne during 2010 and to Mr. Winborne in 2011 consisted of half time-vested options and half performance-vested options. Time-vested options granted to Mr. Judge will become vested in five equal annual installments on October 1, 2011, 2012, 2013, 2014 and 2015. Time-vested options granted to Mr. Winborne in 2010 will become vested in five equal annual installments on June 23, 2011, 2012, 2013, 2014 and 2015. Time-vested options granted to Mr. Winborne in February 2011 will become vested in five equal annual installments on November 10, 2011, 2012, 2013, 2014 and 2015. All performance-vested options granted to Mr. Judge and Mr. Winborne are subject to the same EBITDA-based performance vesting schedule described above.

2011 Equity Awards

In 2011, the Holdings Committee expects to implement an annual equity grant program for FDC executives in order to maintain an overall market competitive total compensation structure and promote long-term retention of key talent. Annual grants will be made on a discretionary basis, with amounts determined in the sole discretion of the Holdings Committee based on each executive’s role and performance, as well as FDC’s market compensation philosophy described above. Per Mr. Judge’s employment agreement, his annual equity award has a target value of $1,000,000.

It is anticipated that annual grants will be made half in time-vested options and half in restricted stock awards, based on grant date fair value of each vehicle and that the grant of awards under this new plan design will be made in March of each year, beginning in 2011. Equity awards made under this structure will be made under the 2007 Equity Plan.

General Provisions for Options and Purchased Shares under the 2007 Equity Plan

Vesting of all time options is fully accelerated upon a Change in Control or a Liquidity Event, as defined in the 2007 Equity Plan. Vesting of all performance options is fully accelerated upon a Change in Control or a Liquidity Event only if one of the following conditions is also met: (a) the Sponsor IRR (as defined in the 2007 Equity Plan) is achieved, or (b) the Sponsor Return (as defined in the 2007 Equity Plan) is achieved.

If an option holder terminates employment with FDC for any reason, options granted prior to 2010 are subject to call rights by Holdings until the earlier of September 24, 2012, or a Change in Control or a Liquidity Event, as defined in the 2007 Equity Plan. Options granted in 2010 are subject to call rights by Holdings until a Change in Control or a Liquidity Event, as defined in the 2007 Equity Plan.

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

If the option holder’s employment is terminated voluntarily or for Cause (as defined in the 2007 Equity Plan), call rights may be exercised on vested options at the lesser of the fair market value share price or the option exercise price. In this event, shares obtained through previous option exercises may be called at the lesser of the fair market value share price or the option exercise price. This provision greatly enhances the retention of executives who participate in the 2007 Equity Plan by eliminating all potential option gains for executives who voluntarily terminate prior to a Liquidity Event.

Shares of purchased stock held by executives may not be sold prior to the later of September 24, 2012 or a Liquidity Event. However, if a partial public offering occurs before September 24, 2012, a pro rata portion of shares equal to the percentage of equity offered to the public will become unrestricted. If a shareholder’s employment is terminated voluntarily or due to Death, Disability, Good Reason or Not for Cause (as defined in the 2007 Equity Plan), call rights may be exercised on purchased shares at the fair market value share price. In the event of Death or Disability, the shareholder has a put right to sell shares back to Holdings at the fair market value share price.

If the shareholder’s employment is terminated for Cause (as defined in the 2007 Equity Plan), call rights may be exercised on purchased shares at the lesser of the fair market value share price or the original purchase price.

Grant Process

Equity grants made during 2010 under the 2007 Equity Plan were made at the then-current fair market value on the date of each grant respectively. Fair market value was determined by the full Holdings Board at the time of grant. Equity grants were made on the date the grants were approved by the Committee.

Perquisites

Reimbursement for relocation and moving expenses and an annual stipend for personal financial planning are offered to FDC’s executive officers. Executives are also authorized to use the corporate aircraft for personal purposes in limited instances.

FDC’s relocation program is required to attract and retain top talent in a competitive environment. The program ensures a new or transferred executive can transition into their new work location as quickly and efficiently as possible.

The financial planning benefit is provided as a fixed dollar benefit, grossed-up to cover taxes on the benefit. For the Chief Executive Officer, the benefit is $20,000 per year. For all other executives, the benefit is $20,000 in their first year as an executive officer and $10,000 in each subsequent year.

Competitive analysis indicates that the relocation and financial planning benefits are comparable to what is offered by a majority of companies with whom the Company competes for talent. The Committee reviews the appropriateness of perquisites provided to executive officers on an annual basis.

Retirement Plans

In 2010, all employees in the U.S., including executive officers, were eligible to participate in the First Data Corporation Incentive Savings Plan (“ISP”). The ISP is a qualified 401(k) plan designed to comply with Internal Revenue Service (“IRS”) safe harbor rules. FDC maintains the ISP to allow employees to save for their retirement on a pre-tax basis and provides company contributions to help employees build retirement savings. FDC offers the ISP not only because it is a market competitive practice, but it is critical to provide a vehicle for its employees to save for retirement.

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

FDC does not currently offer defined benefit plans to new employees, nor does it offer non-qualified retirement plans to its executive officers.

SEVERANCE AND CHANGE IN CONTROL AGREEMENTS

In general, FDC does not enter into employment agreements with employees, including the Company’s executive officers, except in the case of Mr. Judge and Mr. Labry. A description of these agreements, including the severance and Change-in-Control provisions applicable to Mr. Judge, is provided below. All current executive officers serve at the will of the Board.

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

In September 2007, FDC restated the FDC Severance/Change in Control Policy (the “Policy”). The Policy provides for the payment of benefits to executive officers upon severance from FDC and/or upon a change of control.

The Policy is intended to promote uniform treatment of senior executives who are involuntarily terminated other than for Cause or who voluntarily leave the Company for Good Reason, as defined under the 2007 Equity Plan. Under the Policy, no benefits are provided based solely on a Change in Control. The Policy provides for payment of the following severance benefits:

(i)	A cash payment equal to the executive officer’s base pay plus target bonus multiplied by 2.

(ii)	A cash payment equal to the executive officer’s prorated bonus target for the year of termination.

(iii)	A cash payment equal to the financial planning benefits to which the executive officer would have been entitled to during the two years following termination.

(iv)	Continuation of medical, dental and vision benefits coverage for a period of 2 years, with a portion of the costs of the benefits paid by the executive officer.

(v)	A “Gross Up Payment” is made if it is determined that any Internal Revenue Code Section 280G parachute payments provided by the Company to or, on behalf of, an eligible executive would be subject to the excise tax imposed by Internal Revenue Code Section 4999. The Gross-Up Payment is an amount so that after payment of all taxes, the eligible executive retains an amount equal to the Excise Tax imposed by Internal Revenue Code Section 4999. Executives are eligible for this benefit regardless of whether their employment is terminated following a Change in Control.

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

EMPLOYMENT AGREEMENTS WITH FDC EXECUTIVES

Letter Agreement with Mr. Judge

First Data Corporation and Holdings have entered into an employment agreement with Mr. Judge effective as of October 1, 2010 (the “Employment Agreement”). A copy of the Employment Agreement was filed on the Form 8-K filed on September 28, 2010. The Employment Agreement provides for an initial five year term and automatic one-year extensions after such time unless terminated by either party with prior written notice.

Under the terms of the Employment Agreement, Mr. Judge was paid a signing bonus of $5,000,000 and will earn an annual base salary of $1,500,000, which base salary may be increased but not decreased; receive a prorated guaranteed annual bonus for 2010 based on a full-year target annual bonus of $2,250,000, provided that he is employed on the payment date; and thereafter be eligible to earn a performance based annual bonus in a target amount equal to 150% of his then current base salary. Mr. Judge will be eligible to receive executive perquisites, fringe and other benefits consistent with what is provided to other executive officers of FDC, reimbursement for relocation expenses and use of private aircraft. In addition, Mr. Judge will be eligible to participate in FDC’s 401(k), medical, dental, short and long-term disability, and life insurance plans.

Upon termination of Mr. Judge’s employment by FDC without “Cause” (other than due to Death or Disability), by Mr. Judge for “Good Reason” or due to FDC’s non-renewal of the employment term, conditioned upon the execution and effectiveness of a release of claims against FDC and its affiliates and in addition to certain accrued amounts, Mr. Judge will be entitled to (i) payment, in installments ratably over a 24 month period, of two times the sum of his base salary and the average of his target annual bonus for the current and immediately preceding years (provided, that if Mr. Judge’s employment is terminated by him for “Good Reason” following a “change of control” within two years following such change of control, the payment will be made in a lump sum cash payment), (ii) a monthly amount equal to the applicable COBRA premiums until the earlier of the end of the 24 month period or the date on which Mr. Judge becomes eligible to receive comparable benefits from a subsequent employer for Mr. Judge and his eligible dependants, (iii) a pro rata portion of the full annual bonus that would have otherwise been payable in respect of such year if he had remained employed through such year and (iv) a pro rata amount of the cash value of the annual equity awards (as discussed below) that would otherwise have been granted to Mr. Judge for such year.

Pursuant to the terms of the Employment Agreement, Mr. Judge is subject to covenants not to: (i) disparage FDC or interfere with existing or prospective business relationships, (ii) disclose confidential information, (iii) solicit certain employees of FDC and (iv) compete. In the event of an alleged material breach of the covenant not to solicit certain employees of FDC and not to compete, any unpaid severance amounts will be suspended until a final determination has been made that Mr. Judge has in fact materially breached such covenants at which time the right to any further payment is forfeited.

In addition, pursuant to the terms of the Employment Agreement, FDC agrees that during the term of the Employment Agreement and for a period of two years thereafter, FDC will continue for Mr. Judge’s benefit the tax-gross up provided under the First Data Severance/Change in Control Policy as in effect as of the date of the Employment Agreement.

Employment Agreement with Mr. Labry

In connection with the Company’s merger with Concord EFS, Inc., on April 1, 2003 an employment agreement was entered into with Edward A. Labry III, President, First Data – North America. The agreement provided Mr. Labry’s compensation for the initial employment period and that he may be eligible for additional compensation under certain Company plans or arrangements. Under the agreement, Mr. Labry agreed not to compete with the Company, or solicit any employees or customers of the Company, during his employment with the Company and twelve months thereafter. The initial employment period was February 26, 2004 through February 26, 2006. However, the agreement automatically extends for additional thirty (30) day periods unless either party gives notice to the other party fifteen (15) days before the end of an employment period. As of the date hereof, neither party has provided notice to terminate the agreement.

TAX AND ACCOUNTING CONSIDERATIONS

During 2009, Internal Revenue Code Section 162(m) limitations on tax deductibility of compensation did not apply to FDC as the Company’s common stock is not registered or publicly traded. The Committee has not considered Internal Revenue Code Section 162(m) deductibility limitations in the planning of 2011 compensation since they do not apply.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James R. Fisher	40,000	0	0	0	0	0	40,000
Joe W. Forehand (1)	10,000	0	0	0	0	0	10,000
Henry R. Kravis	40,000	0	0	0	0	0	40,000
Scott C. Nuttall	40,000	0	0	0	0	0	40,000
Tagar C. Olson	40,000	0	0	0	0	0	40,000

(1)	Mr. Forehand received compensation as a non-employee director of Holdings and participated in the 2008 Non-Employee Director Deferred Compensation Plan through March 31, 2010. Compensation received between April 1, 2010 and December 31, 2010 is reported as direct employee income.

FDC Directors do not receive compensation. However, all of the Directors of FDC are also Directors of FDC’s parent company, Holdings. The Board of Directors of Holdings has approved an annual cash retainer for each non-employee director of Holdings, other than Mr. Forehand, of $40,000 per year. Mr. Forehand will receive a non-executive Chairman compensation package from Holdings consisting of $800,000 per year payable in monthly installments and an annual bonus determined at the discretion of the Holdings Committee, with a target amount of $800,000.

All Directors other than Mr. Forehand are eligible to defer up to 100% of their retainer in the First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan and each such Director elected to defer 100% of their retainer earned in 2010. Deferrals in the Non-Employee Director Deferred Compensation Plan track the value of shares of Holdings and are payable to participants only upon Separation of Service or Death. Mr. Forehand deferred his compensation as a non-employee director of Holdings and participated in the 2008 Non-Employee Director Deferred Compensation Plan through March 31, 2010. Mr. Forehand is not eligible to defer compensation under the plan in 2011.

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

GOVERNANCE, COMPENSATION AND NOMINATIONS COMMITTEE

Scott C. Nuttall (Chairperson)

Henry R. Kravis

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($) (5)	Total ($)
Jonathan J. Judge,	2010	$375,000	$5,567,123	$ 0	$6,304,000	$ 0	$ 0	$ 147,997	$12,394,120
Chief Executive Officer (6)

Michael D. Capellas,	2010	300,000	450,000	0	0	0	0	2,904,293	3,654,293
Former Chairman &	2009	1,200,000	900,000	0	5,160,000	0	0	1,064,627	8,324,627
Chief Executive Officer (6)	2008	1,200,000	0	0	38,864,570	1,260,000	0	147,071	41,471,641

Joe W. Forehand,	2010	973,077	1,675,000	501,000	3,852,200	0	0	235,397	7,236,674
Chairman & Former Chief Executive Officer (6)

Ray E. Winborne,	2010	479,744	613,068	0	187,088	0	0	38,603	1,318,503
Executive Vice President & Chief Financial Officer (7)

W. Patrick Shannon,	2010	350,000	0	0	0	0	0	3,619,241	3,969,241
Former Executive Vice President & Chief Financial Officer (7)	2009	220,321	250,000	0	0	0	0	33,303	503,624

Edward A. Labry III,	2010	812,500	2,113,281	3,750,000	14,002,500	0	0	65,634	20,743,915
Executive Vice	2009	750,000	528,750	0	3,225,000	0	0	238,269	4,742,019
President	2008	750,000	0	0	21,870,000	656,250	0	138,000	23,414,250

David R. Money,	2010	475,000	653,750	750,000	2,934,188	0	0	25,682	4,838,620
Executive Vice	2009	475,000	237,500	0	591,250	0	0	25,225	1,328,975
President	2008	475,000	0	0	4,009,500	332,500	0	24,347	4,841,347

Peter W. Boucher,	2010	525,000	646,250	600,000	2,347,350	0	0	26,870	4,145,470
Executive Vice	2009	525,000	262,500	0	473,000	0	0	25,536	1,286,036
President	2008	525,000	0	0	3,207,600	367,500	0	22,721	4,122,821

David G. Yates,	2010	166,739	0	0	0	0	0	4,380,681	4,547,420
Former Executive Vice	2009	717,016	448,140	0	118,250	0	30,163	340,827	1,654,396
President (8)	2008	648,620	0	1,545,300	3,280,255	612,146	37,544	513,600	6,637,465

(1)	In 2010, payouts under the Senior Executive Incentive Plan were discretionarily determined by the Committee and are therefore reported as bonus rather than non-equity incentive plan compensation. Mr. Judge received a sign-on bonus of $5,000,000. Mr. Capellas received a $450,000 pro rata portion of his 2010 bonus target. Mr. Winborne received a cash bonus of $240,000 related to his service as interim Chief Financial Officer. Non-incentive cash payments were also made to Messrs. Labry, Money and Boucher in the amount of $1,250,000, $250,000 and $200,000 respectively.
(2)	The table reflects the grant date fair value of all restricted shares used for financial reporting purposes and awarded under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. For further information on stock awards granted in 2010, see the Grant of Plan-Based Awards Table.
(3)	The table reflects the grant date fair value of all stock options used for financial reporting purposes and awarded under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. The table also reflects the financial reporting value of previously issued stock options which were modified during 2010. See Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for the year ended December 31, 2010 for a discussion of the relevant assumptions used in calculating grant date fair value. For further information on options granted in 2010, see the Grant of Plan-Based Awards Table.
(4)	Mr. Yates participates in the Defined Benefit Section of the First Data Resources Limited Pension Scheme in the United Kingdom. However, there was no increase in the actuarial value of his benefits during 2010. During 2010, no executive officer participated in a Non Qualified Deferred Compensation plan.
(5)	Full explanation of these amounts is provided in the Perquisite and Personal Benefits Table and accompanying footnotes.
(6)	Mr. Forehand replaced Mr. Capellas as Chief Executive Officer on March 31, 2010 on an interim basis. Mr. Judge began serving as Chief Executive Officer on October 1, 2010. Mr. Forehand continues to serve as Chairman of the Board of Directors of FDC.
(7)	Mr. Winborne was appointed as acting Chief Financial Officer, replacing Mr. Shannon, effective May 25, 2010 and was appointed Chief Financial Officer on November 10, 2010.
(8)	Mr. Yates last day employed with First Data was March 31, 2010. Mr. Yates’ compensation was paid in Euros and has been converted to U.S. dollars using the following rates for each year in which such compensation is reported: 2008 = 1.403; 2009 = 1.438; 2010=1.340.

PERQUISITE AND PERSONAL BENEFITS

Name	Year	Financial Planning ($) (1)	Employee Stock Purchase Plan ($)	Defined Contribution Plans ($) (2)	Non Qualified Deferred Compensation Earnings ($)	Life Insurance ($) (3)	Tax Gross Up Payments ($) (4)	Severance Payments ($) (5)	Relocation Benefits ($)	Other Compensation ($) (6)	Total ($)
Jonathan J. Judge	2010	$20,000	$ 0	$ 5,625	$ 0	$ 613	$20,091	$ 0	$5,000	$96,668	$147,997

Michael D. Capellas	2010	0	0	8,575	0	1,226	1,026	0	1,949,813	943,653	2,904,293
	2009	20,000	0	8,575	0	4,902	410,561	0	606,227	14,362	1,064,627
	2008	20,000	0	6,900	0	2,622	34,197	0	11,369	71,983	147,071

Joe W. Forehand	2010	20,000	0	8,575	0	4,703	19,596	0	0	182,523	235,397

Ray E. Winborne	2010	20,000	0	8,575	0	420	9,608	0	0	0	38,603

W. Patrick Shannon	2010	0	0	8,575	0	634	0	3,610,032	0	0	3,619,241
	2009	20,000	0	3,500	0	195	9,608	0	0	0	33,303

Edward A. Labry III	2010	10,000	0	8,575	0	1,260	8,267	0	0	37,532	65,634
	2009	10,000	0	8,575	0	1,260	80,970	0	125,000	12,464	238,269
	2008	10,000	0	8,050	0	1,260	17,850	0	0	100,840	138,000

David R. Money	2010	10,000	0	8,575	0	2,193	4,914	0	0	0	25,682
	2009	10,000	0	8,575	0	1,173	5,477	0	0	0	25,225
	2008	10,000	0	8,050	0	1,173	5,124	0	0	0	24,347

Peter W. Boucher	2010	10,000	0	8,575	0	2,451	5,844	0	0	0	26,870
	2009	10,000	0	8,575	0	2,451	4,510	0	0	0	25,536
	2008	10,000	0	6,900	0	1,311	4,510	0	0	0	22,721

David G. Yates	2010	0	0	16,637	0	0	0	4,318,236	0	45,808	4,380,681
	2009	10,000	0	70,300	0	7,276	93,056	0	115,044	45,151	340,827
	2008	10,000	0	60,186	0	1,153	40,535	0	363,151	38,575	513,600

(1)	Executive officers are eligible to receive an annual cash benefit for personal financial planning. These benefits are grossed-up for taxes and the gross-up payment is reported in the Tax Gross Up Payments column.
(2)	For all Executives, excluding Mr. Yates, this column represents company contributions in the FDC Incentive Savings Plan (“ISP”), a qualified 401(k) plan. The ISP is described in the Compensation Discussion and Analysis. For Mr. Yates, values represent company contributions to the Global Service Retirement Plan (“GSRP”). Mr. Yates no longer participates in the GSRP.
(3)	Includes the value of imputed income on life insurance premiums paid by the Company.
(4)	For 2010, amounts include all tax gross up payments related to financial planning, personal corporate aircraft usage and relocation. These amounts are respectively as follows: Mr. Judge $9,608/$6,795/$3,688; Mr. Capellas $0/$1,026/$0; Mr. Forehand $9,608/$9,988/$0; Mr. Winborne $9,608/$0/$0; Mr. Labry $4,804/$3,463/$0; Mr. Money $4,510/$404/$0; Mr. Boucher $4,510/$1,334/$0.
(5)	Mr. Shannon and Mr. Yates both received benefits under the First Data Corporation Severance/Change in Control Policy.
(6)	Mr. Capellas received $900,000 for post-employment consulting services. Mr. Yates received $24,124 as a housing allowance and $21,684 in tax equalization payments. Messrs. Judge, Capellas, Forehand and Labry also received value from personal use of corporate aircraft in the amounts of $96,668, $43,653, $182,523 and $37,532 respectively. These amounts represent the incremental cost associated with the personal use of the aircraft by each of the named executive officers. The calculation of incremental cost for personal use of the corporate aircraft includes the average hourly variable costs of operating the aircraft for the year attributed to the named executive officer’s personal flight activity.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plans (1)	Estimated Future Payouts Under Equity Incentive Plans (1)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (4)	Market Close Price per Share ($)
Jonathan J. Judge	11/10/2010				2,000,000	$3.00	$3,152,000	$3.00
	11/10/2010				2,000,000	3.00	3,152,000	3.00

Joe W. Forehand	4/9/2010				1,000,000	3.00	1,687,000	3.00
	5/19/2010				500,000	3.00	839,000	3.00
	5/19/2010				500,000	3.00	839,000	3.00
	12/23/2010			167,000			501,000	3.00
	12/23/2010				300,000	3.00	487,200	3.00

Ray E. Winborne	6/23/2010				56,250	3.00	93,544	3.00
	6/23/2010				56,250	3.00	93,544	3.00

Edward A. Labry III	5/19/2010			1,250,000			3,750,000	3.00
	5/19/2010				5,625,000	3.00	9,438,750	3.00
	5/19/2010				1,875,000	3.00	3,146,250	3.00

David R. Money	5/19/2010			250,000			750,000	3.00
	5/19/2010				1,125,000	3.00	1,887,750	3.00
	5/19/2010				468,750	3.00	786,563	3.00

Peter W. Boucher	5/19/2010			200,000			600,000	3.00
	5/19/2010				900,000	3.00	1,510,200	3.00
	5/19/2010				375,000	3.00	629,250	3.00

(1)	No executive officers were eligible for any Non-Equity or Equity Incentive Plans during 2010.
(2)	Grants reflected in this column are grants of Restricted Stock made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. All restricted shares granted in 2010 vest only upon the lapse of transfer restrictions under the 2007 Equity Plan.
(3)	Grants reflected in this column are grants of Stock Options made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. For Messrs. Judge, Winborne, Labry, Money and Boucher, the first option grant listed vests contingent upon attainment of EBITDA thresholds in any fiscal year through 2013 as follows, 25% if $2.8 billion is attained, 75% if $3.1 billion is attained and 100% if $3.4 billion is attained. The second option grant listed vests in equal annual installments over a five year period from the following dates: Mr. Judge October 1, 2010; Mr. Winborne January 1, 2010; Messrs. Labry, Money and Boucher May 12, 2010.

Grants for Mr. Forehand vest as follows: the April 9 grant vests in equal annual installments over a three year period beginning March 31, 2010; the first May 19 grant vests based on the same performance conditions described above; the second May 19 grant vests in equal annual installments over a five year period beginning January 1, 2010; the December 23 grant vests in equal annual installments over a three year period beginning December 23, 2010.

Also, on May 19, 2010, the strike price on all time-vested options granted to Mr. Labry, Mr. Money and Mr. Boucher in 2008 was modified from $5.00 to $3.00. The number of options modified and incremental financial reporting cost was respectively: Mr. Labry 3,750,000/$1,417,500; Mr. Money 687,500/$259,875; Mr. Boucher 550,000/$207,900. The value of these modifications is included in the Option Awards column of the Summary Compensation Table.

(4)	Grant Date Fair Value for restricted stock and options is based on their valuation for financial reporting purposes at the time of grant.

Equity Awards

All stock options granted in 2010 were granted under the 2007 Incentive Plan for Key Employees of First Data Corporation and its Affiliates (“2007 Equity Plan”). The grant price was determined at the time of grant by the Board, pursuant to their authority under the plan, to be $3.00.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Company (1)	Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jonathan J. Judge	Holdings	0	2,000,000	0	3.00	11/20/2020
	Holdings	0	2,000,000	0	3.00	11/20/2020

Joe W. Forehand	Holdings	0	1,000,000	0	3.00	4/9/2020
	Holdings	0	500,000	0	3.00	5/19/2020
	Holdings	0	500,000	0	3.00	5/19/2020
	Holdings	0	300,000	0	3.00	12/23/2020
	Holdings						167,000	501,000

Ray E. Winborne	Holdings	0	56,250	0	3.00	6/23/2020
	Holdings	0	56,250	0	3.00	6/23/2020

Edward A. Labry III	Holdings	2,250,000	1,500,000	0	3.00	9/24/2017
	Holdings	375,000	1,500,000	0	3.00	9/23/2019
	Holdings	0	5,625,000	0	3.00	5/19/2020
	Holdings	0	1,875,000	0	3.00	5/19/2020
	Holdings						1,250,000	3,750,000
	WU	292,000	0	0	26.28	2/22/2011
	WU	328,500	0	0	41.62	3/4/2012
	WU	30,000	0	0	19.07	12/8/2014
	WU	200,000	0	0	20.65	2/22/2016

David R. Money	Holdings	412,500	275,000	0	3.00	9/24/2017
	Holdings	68,750	275,000	0	3.00	9/23/2019
	Holdings	0	1,125,000	0	3.00	5/19/2020
	Holdings	0	468,750	0	3.00	5/19/2020
	Holdings						250,000	750,000
	WU	60,000	0	0	18.77	2/6/2012
	WU	1,620	0	0	19.22	3/6/2012
	WU	30,000	0	0	17.78	2/12/2014
	WU	30,000	0	0	19.07	12/8/2014
	WU	30,000	0	0	20.01	2/8/2016
	WU	25,000	0	0	18.31	8/8/2016

Peter W. Boucher	Holdings	330,000	220,000	0	3.00	9/24/2017
	Holdings	55,000	220,000	0	3.00	9/23/2019
	Holdings	0	900,000	0	3.00	5/19/2020
	Holdings	0	375,000	0	3.00	5/19/2020
	Holdings						200,000	600,000
	WU	100,000	0	0	21.64	4/17/2016

(1)	Western Union (“WU”) equity awards were granted under the 1992 and/or 2002 First Data Corporation Long-Term Incentive Plans in connection with the spin-off of Western Union from FDC in September 2006. At that time, one option of WU was granted for each FDC option held and strike prices were adjusted accordingly to provide equivalent value. All unvested Western Union Equity Awards became fully vested on September 24, 2007. All Holdings equity awards were granted under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.
(2)	Option vesting terms are described in footnote 3 of the Grants of Plan-Based Awards Table.

(3)	Restricted Stock Award vesting terms are described in footnote 2 of the Grants of Plan-Based Awards Table. Market value of the shares is based on the per share price as of December 31, 2010, as determined by the Board of Directors for purposes of the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.

OPTION EXERCISES AND STOCK VESTED

Name	Company	Option Awards		Stock Awards
		Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David G. Yates (1)	Holdings	0	0	154,530	463,590

(1)	Table reflects pro rata vesting of Restricted Stock Units held by Mr. Yates. Vesting of these units was triggered by his involuntary departure Not for Cause, per the terms of the award under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. No other executives exercised options or had vesting restrictions lapse on stock awards.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
David G. Yates	First Data Resources Limited Pension Scheme	4.17	$128,452	n/a

During 2010, other than Mr. Yates, no executive officers participated in either a qualified or non qualified defined benefit plan sponsored by FDC. Mr. Yates is a participant in the Defined Benefit Section of the First Data Resources Limited Pension Scheme, a plan which provides pension benefits to a broad-based group of participants in the United Kingdom. However, he is no longer accruing credited service in this section of the plan. Plan details are provided below.

The Company calculates the present values shown on the table using: (i) the same discount rates it uses for calculations for financial reporting purposes; and (ii) each plan’s earliest unreduced retirement age based on the participant’s age and service. The present values shown in the table reflect post-retirement mortality, based on the financial reporting valuation assumptions, but do not include an assumption of pre-retirement termination, mortality, or disability. Financial reporting valuation assumptions for the Defined Benefit Section of the First Data Resources Limited Pension Scheme include: 5.5% discount rate and Standard Light SAPS S1 tables with future improvements in line with the CMI core projections model, with a 1% per year trend from 2002 onwards.

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

Benefits are normally payable as an annuity; however, a lump sum that does not exceed 25 percent of the participant’s benefit under the UK Pension Plan is permissible. Benefit options include joint and survivor options for both spouses and children. Pension cost of living increases occur each year for participants in payment status at a rate equal to the lesser of five percent or the annual increase rate of the Index of Retail Prices published by the Department of Employment (or other such suitable index selected by the Trustees).

NON QUALIFIED DEFERRED COMPENSATION

During 2010, no executive officers participated in a non qualified deferred compensation plan.

SEVERANCE BENEFITS (1)

Name	Cash Payments ($) (2)	Health & Welfare Benefits ($) (3)	Financial Planning ($) (4)	Unvested Stock Options ($) (5)	Unvested Restricted Stock ($) (6)	Estimated 280G Tax Gross Up ($)	Total ($)
Jonathan J. Judge	7,500,000	22,254	40,000	0	0	0	7,562,254
Ray E. Winborne	2,400,000	23,272	20,000	0	0	0	2,443,272
Edward A. Labry III	4,500,000	22,010	20,000	0	3,750,000	0	8,292,010
David R. Money	2,100,000	23,220	20,000	0	750,000	0	2,893,220
Peter W. Boucher	2,200,000	22,254	20,000	0	600,000	0	2,842,254

(1)	Benefits are determined based on an assumed termination date of December 31, 2010 and the terms of the FDC Severance/Change in Control Policy, effective September 24, 2007 and amended in 2008. Executive officers are eligible to receive benefits under this plan following 3 months of service and in the event of an involuntary termination Not for Cause, Death or Disability, or in the event of a voluntary termination for Good Reason.
(2)	Represents two times the sum of each executive’s base salary and target bonus as of December 31, 2010.
(3)	Represents the company-paid portion of Medical, Dental and Vision benefits for each executive for a period of two years.
(4)	Represents the cash value of the financial planning benefit for each executive for a period of two years.
(5)	Stock Option vesting is not accelerated under any of the severance scenarios.
(6)	The terms of the Restricted Stock Awards issued to Mr. Labry, Mr. Money and Mr. Boucher during 2010 provide that the entire award shall vest following a severance-eligible departure from the Company.

Executive officers participate in the FDC Severance/Change in Control Policy (the “Policy”), which was most recently restated in 2007 and further amended in 2008 to incorporate legislative changes under Internal Revenue Code Section 409A. The Policy provides for the payment of benefits to executive officers upon severance from FDC and/or upon a change of control.

The Policy is intended to promote uniform treatment of senior executives who are involuntarily terminated other than for cause or who voluntarily leave the Company for Good Reason as defined under the 2007 Incentive Plan for Key Employees of First Data Corporation and its Affiliates. Under the Policy, no benefits are provided based solely on a Change in Control. The Policy provides for payment of the following severance benefits:

1.	A cash payment equal to the executive officer’s base pay plus target bonus multiplied by 2.

2.	A cash payment equal to the executive officer’s prorated bonus target for the year of termination.

3.	A cash payment equal to the financial planning benefits to which the executive officer would have been entitled to during the two years following termination.

4.	Continuation of medical, dental and vision benefits coverage for a period of 2 years, with a portion of the cost of the benefits paid by the executive officer.

5.	A “Gross Up Payment” is made if it is determined that any Internal Revenue Code Section 280G parachute payments provided by the Company to, or on behalf of, an eligible executive would be subject to the excise tax imposed by Internal Revenue Code Section 4999. The Gross Up Payment is an amount so that after payment of all taxes the eligible executive retains an amount equal to the Excise Tax imposed by Internal Revenue Code Section 4999. Executives are eligible for this benefit regardless of whether their employment is terminated following a Change in Control.

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

Compensation Committee Interlocks and Insider Participation

None of the Company’s Governance, Compensation and Nominations Committee members have been an officer or employee of the Company at any time. During 2010, the Company had no compensation committee interlocks.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not have any compensation plans under which the Company’s common stock may be issued. First Data Holdings Inc., the Company’s parent company, has adopted the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. The following table contains certain information regarding options, warrants or rights under the plan as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	78,443,914	$ 3.00	22,534,125
Equity compensation plans not approved by security holders	—	—	—

Total	78,443,914	$3.00	22,534,125

Beneficial Ownership

All of the outstanding stock of First Data Corporation is held by First Data Holdings Inc. The following table sets forth, as of March 1, 2011, the beneficial ownership of common stock of First Data Holdings Inc. by each person known by the Company to beneficially own more than 5% of the equity securities of First Data Holdings Inc., each director, each Named Executive Officer and all directors and executive officers as a group. Unless otherwise indicated in the footnotes to this table, the Company believes that each person has sole voting and investment power of the shares.

Name	Number of Shares Beneficially Owned (1,2,6)	Percent of Class
New Omaha Holdings L.P. (3)	1,266,800,220	98%
Jonathan J. Judge	1,333,334	*
Peter W. Boucher	785,000	*
Edward A. Labry III (4)	5,125,000	*
David R. Money	981,250	*
Ray E. Winborne	344,583	*
James R. Fisher	—	*
Joe W. Forehand	766,666	*
Henry R. Kravis (3), (5)	—	*
Scott C. Nuttall (5)	—	*
Tagar C. Olson (5)	—	*
All directors and executive officers as a group (12 persons)	10,032,916	*

*	Less than one percent
(1)

The number of shares reported includes shares covered by options that are exercisable within 60 days of March 1, 2011 as follows: Mr. Boucher, 385,000; Mr. Forehand, 433,333; Mr. Labry, 2,625,000; Mr. Money, 481,250; Mr. Winborne, 11,250; and all directors and executive officers as a group, 4,099,583.

(2)	No shares are pledged as security except for 2,370,000 held by Mr. Labry.
(3)

New Omaha Holdings L.P. is a limited partnership in which investment funds associated with Kohlberg Kravis Roberts & Co. L.P. and other co-investors own the limited partner interests. New Omaha Holdings LLC is the general partner of New Omaha Holdings L.P. KKR 2006 Fund L.P. is the sole member of New Omaha Holdings LLC. KKR Associates 2006 L.P. is the general partner of KKR 2006 Fund L.P. KKR 2006 GP LLC is the general partner of KKR 2006 Associates L.P. KKR Fund Holdings L.P. is the designated member of KKR 2006 GP LLC. KKR Fund Holdings GP Limited is a general partner of KKR Fund Holdings L.P. KKR Group Holdings L.P. is a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited. KKR Group Limited is the sole general partner of KKR Group Holdings L.P. KKR & Co. L.P. is the sole shareholder of KKR Group Limited. KKR Management LLC is the sole general partner of KKR & Co. L.P. Henry R. Kravis and George R. Roberts are the designated members of KKR Management LLC. In addition, Messrs. Kravis and Roberts have been designated as managers of KKR 2006 GP LLC by KKR Fund Holdings L.P. In such capacities, each of the aforementioned entities and individuals may be deemed to have voting and dispositive power with respect to the shares held by New Omaha Holdings L.P. but each such entity and individual disclaims beneficial ownership of the shares held by New Omaha Holdings L.P. The address of each of the entities listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(4)

Includes the Labry Family Trust-2002 holdings of 130,000 shares and 136,500 additional shares covered by options that are exercisable within 60 days. Mr. Labry disclaims beneficial ownership of any shares owned directly or indirectly by the Labry Family Trust-2002, except to the extent of his pecuniary interest therein.

(5)

Each of Messrs. Kravis, Nuttall and Olson is a member of the Company’s board of directors and serves as an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Each of Messrs. Kravis, Nuttall and Olson disclaim beneficial ownership of the shares held by New Omaha Holdings L.P.

(6)	No shares were beneficially owned by Messrs. Capellas, Shannon and Yates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Certain Relationships and Related Transactions

First Data has a management agreement with affiliates of KKR (the “Management Agreement”) pursuant to which KKR provides management, consulting, financial and other advisory services to the Company. Pursuant to the Management Agreement, KKR receives an aggregate annual management fee and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement provides that KKR also is entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. The Management Agreement terminates automatically upon the consummation of an initial public offering and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. From January 1, 2010 through February 28, 2011, the Company incurred $23.8 million of management fees.

In August 2010, the Company paid KKR Capital Markets LLC (“KCM”), an affiliate of KKR, $5 million for services rendered in arranging for the amendment of the Company’s credit agreement.

On November 17, 2010, the Company entered into a dealer manager agreement and fee letter (collectively the “Dealer Manager Agreement”) with, among others, KCM, pursuant to which KCM agreed to act as a dealer manager for the exchange of certain of the Company’s existing notes for new securities (the “Exchange”). Under the terms of the Dealer Manager Agreement, upon completion of the Exchange in December 2010, the Company paid $26.1 million to KCM.

In connection with the Exchange, on December 17, 2010, the Company entered into a registration rights agreement with, among others, KCM, pursuant to which the Company agreed to use reasonable best efforts to register with the Securities and Exchange Commission notes having substantially identical terms to the 12.625% senior notes and to cause the Exchange to be completed or, if required, to have one or more shelf registration statements declared effective, within 360 days after the issue date of the unsecured notes. If the Company fails to satisfy this obligation, the annual interest rate on the unsecured notes will increase by 0.25%. The annual interest rate on the unsecured notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 0.50% per year. If the Company cures the registration default, the applicable interest rate on the unsecured notes will revert to the original rate.

From January 1, 2010 through February 28, 2011, the Company incurred $9.3 million of expenses from KKR Capstone, an affiliate of KKR, for consulting, financial and other advisory services to the Company.

Independence of Directors

The Company is privately held and none of the members of the Board of Directors are independent under the standards of the New York Stock Exchange. Mr. Judge is not independent as he is employed by the Company and Messrs. Fisher, Forehand, Kravis, Nuttall, and Olson are not independent due to their affiliation with KKR.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company retained Ernst & Young LLP to audit the accounts of the Company and its subsidiaries for 2010 and 2009. Ernst & Young LLP has served as the independent registered public accounting firm for the Company or its predecessor entities since 1980.

Summary of Principal Accountant’s Fees for 2010 and 2009

Audit Fees. Ernst & Young LLP’s fees for the Company’s annual audit were $6.9 million in 2010 and $8.8 million in 2009. Audit fees primarily include fees related to the audit of the Company’s annual consolidated financial statements; the review of its quarterly consolidated financial statements; statutory audits required domestically and internationally; comfort letters, consents, and assistance with and review of documents filed with the SEC; offering memorandum, purchase accounting and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

Audit-Related Fees. Ernst & Young LLP’s fees for audit-related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements were $1.9 million in 2010 and $2.4 million in 2009. Audit-related fees primarily include fees related to service auditor examinations, due diligence related to mergers and acquisitions, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards not classified as audit fees.

Tax Fees. Ernst & Young LLP’s fees for tax compliance, tax advice, and tax planning services to the Company were $0.7 million in 2010 and $2.3 million in 2009.

All Other Fees. The Company did not pay Ernst & Young LLP any fees for all other professional services in 2010 or 2009.

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

During 2010, all audit and non-audit services provided by Ernst & Young LLP were pre-approved by the Audit Committee of the Board of Directors or, consistent with the pre-approval policy of the Audit Committee, by the Chairperson of the Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

See Index to Financial Statements on page 62

(2)	Financial Statement Schedules

See Index to Financial Statements on page 62

(3)	Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.

(b)	The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 2, 2006, Commission File No. 1-11073).

2.2	Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 2, 2007, Commission File No. 1-11073).

3(i)	Restated Certificate of Incorporation of First Data Corporation (incorporated by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

3(ii)	Company’s By-laws (incorporated by reference to Exhibit 3(ii) of the Company’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

4.1	Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9 7/8% Senior Notes (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.2	Senior Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Notes due 2015 and Senior PIK Notes due 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.3	Senior Subordinated Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.4	Senior Unsecured Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.5	Indenture dated as of March 26, 1993 between the Company and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on June 3, 1994, Commission File No. 1-11073 (Registration No. 33-74568)).

4.6

2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on

Form 8-K filed on August 28, 2007, Commission File No. 1-11073).

4.7	Indenture, dated as of August 20, 2010, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.875% Senior Secured Notes Due 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2010).

4.8	Pledge Agreement, dated as of August 20, 2010, among the Company, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 26, 2010).

4.9	Security Agreement, dated as of August 20, 2010, among the Company, the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 26, 2010).

4.10	Indenture, dated as of December 17, 2010, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Second Lien Notes due 2021 and the 8.75/10.00% PIK Toggle Senior Second Lien Notes due 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 22, 2010).

4.11	Indenture, dated as of December 17, 2010, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 12.625% Senior Notes due 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 22, 2010).

4.12	Pledge Agreement, dated as of December 17, 2010, among the Company, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 22, 2010).

4.13	Security Agreement, dated as of December 17, 2010, among the Company, the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 22, 2010).

4.14	Registration Rights Agreement, dated as of December 17, 2010, among the Company, the subsidiary guarantors named therein and the dealer managers named therein (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on December 22, 2010).

10.1	Credit Agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007 among First Data Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, swingline lender and letter of credit issuer, Citibank, N.A., as syndication agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

10.2	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.3	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.4	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.5	Amendment Agreement, dated as of August 10, 2010, among First Data Corporation, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement, Exhibit B - Form of First Lien Intercreditor Agreement, Exhibit C - Form of Second Lien Intercreditor Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 16, 2010).

10.6	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.7

Letter Agreement, dated as of June 27, 2007, between New Omaha Holdings L.P. and Michael Capellas, as assumed by First Data Corporation and New Omaha Holdings Corporation as of September 24, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 28, 2007, Commission file

No. 1-11073). *

10.8	Form of Separation and Release Agreement with Michael Capellas (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 13, 2010).*

10.9	Employment Agreement between the Company and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on February 24, 2006, Commission file No. 1-11073). *

10.10	Employment Agreement with Jonathan J. Judge, effective as of October 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2010).*

10.11

2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File

No. 1-11073). *

10.12	Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.13	Form of Management Stockholder’s Agreement for Executive Committee Members (with amendments through January 1, 2010) (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 11, 2010, Commission File No. 1-11073). *

10.14	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.15	First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Company’s Proxy Statement for its May 12, 1999 Annual Meeting, Commission File No. 1-11073). *

10.16	First Data Corporation 2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2007, Commission File No. 1-11073). *

10.17	Company’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 25, 2009, Commission File No. 1-11073). *

10.18

Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on

December 14, 2004, Commission File No. 1-11073). *

10.19	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2005, Commission File No. 1-11073). *

10.20	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 1, 2005, Commission File No. 1-11073). *

10.21	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2005, Commission File No. 1-11073). *

10.22	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 1, 2005, Commission File No. 1-11073). *

10.23	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 1, 2005, Commission File No. 1-11073). *

10.24

First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 as amended and restated effective September 24, 2007 (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on

Form 10-K filed on March 13, 2008, Commission File No. 1-11073). *

10.25

Amendment No. 1 to the First Data Corporation Severance/Change in Control Policy (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 25, 2009, Commission File

No. 1-11073).

10.26	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 25, 2010).*

10.27	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 25, 2010).*

10.28	Form of Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 25, 2010).*

10.29	First Data Corporation Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.30	First Data Corporation Severance Policy (Global Pay Structure Level 6 Employees) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.31	Form of Stock Option Agreement (effective April 2010) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.32(1)	Description of Named Executive Officer Salary and Bonus Arrangements for 2011. *

10.33(1)	Description of First Data Holdings Inc. Compensation of Directors. *

10.34	First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Company’s Form S-4 filed on August 13, 2008, Commission File No. 1-11073). *

21(1)	Subsidiaries of the Company.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

By:	/S/ JONATHAN J. JUDGE
Jonathan J. Judge Chief Executive Officer

Date: March 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/S/ JONATHAN J. JUDGE Jonathan J. Judge	Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2011

/S/ RAY E. WINBORNE Ray E. Winborne	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2011

/S/ JOE W. FOREHAND Joe W. Forehand	Director and Chairman of the Board	March 10, 2011

/S/ JAMES R. FISHER James R. Fisher	Director	March 10, 2011

Henry R. Kravis	Director	March 10, 2011

/S/ SCOTT C. NUTTALL Scott C. Nuttall	Director	March 10, 2011

/S/ TAGAR C. OLSON Tagar C. Olson	Director	March 10, 2011

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 2, 2006, Commission File No. 1-11073).

2.2	Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 2, 2007, Commission File No. 1-11073).

3(i)	Restated Certificate of Incorporation of First Data Corporation (incorporated by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

3(ii)	Company’s By-laws (incorporated by reference to Exhibit 3(ii) of the Company’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

4.1	Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9 7/8% Senior Notes (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.2	Senior Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Notes due 2015 and Senior PIK Notes due 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.3	Senior Subordinated Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.4	Senior Unsecured Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.5	Indenture dated as of March 26, 1993 between the Company and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on June 3, 1994, Commission File No. 1-11073 (Registration No. 33-74568)).

4.6

2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on

Form 8-K filed on August 28, 2007, Commission File No. 1-11073).

4.7	Indenture, dated as of August 20, 2010, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.875% Senior Secured Notes Due 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2010).

4.8	Pledge Agreement, dated as of August 20, 2010, among the Company, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 26, 2010).

4.9	Security Agreement, dated as of August 20, 2010, among the Company, the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 26, 2010).

4.10	Indenture, dated as of December 17, 2010, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Second Lien Notes due 2021 and the 8.75/10.00% PIK Toggle Senior Second Lien Notes due 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 22, 2010).

4.11	Indenture, dated as of December 17, 2010, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 12.625% Senior Notes due 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 22, 2010).

4.12	Pledge Agreement, dated as of December 17, 2010, among the Company, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 22, 2010).

4.13	Security Agreement, dated as of December 17, 2010, among the Company, the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 22, 2010).

4.14	Registration Rights Agreement, dated as of December 17, 2010, among the Company, the subsidiary guarantors named therein and the dealer managers named therein (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on December 22, 2010).

10.1	Credit Agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007 among First Data Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, swingline lender and letter of credit issuer, Citibank, N.A., as syndication agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

10.2	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.3	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.4	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.5	Amendment Agreement, dated as of August 10, 2010, among First Data Corporation, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement, Exhibit B - Form of First Lien Intercreditor Agreement, Exhibit C - Form of Second Lien Intercreditor Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 16, 2010).

10.6	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.7

Letter Agreement, dated as of June 27, 2007, between New Omaha Holdings L.P. and Michael Capellas, as assumed by First Data Corporation and New Omaha Holdings Corporation as of September 24, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 28, 2007, Commission file

No. 1-11073). *

10.8	Form of Separation and Release Agreement with Michael Capellas (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 13, 2010).*

10.9	Employment Agreement between the Company and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on February 24, 2006, Commission file No. 1-11073). *

10.10	Employment Agreement with Jonathan J. Judge, effective as of October 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2010).*

10.11

2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File

No. 1-11073). *

10.12	Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.13	Form of Management Stockholder’s Agreement for Executive Committee Members (with amendments through January 1, 2010) (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 11, 2010, Commission File No. 1-11073). *

10.14	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.15	First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Company’s Proxy Statement for its May 12, 1999 Annual Meeting, Commission File No. 1-11073). *

10.16	First Data Corporation 2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2007, Commission File No. 1-11073). *

10.17	Company’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 25, 2009, Commission File No. 1-11073) *

10.18	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 14, 2004, Commission File No. 1-11073). *

10.19	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2005, Commission File No. 1-11073). *

10.20	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 1, 2005, Commission File No. 1-11073). *

10.21	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2005, Commission File No. 1-11073). *

10.22	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 1, 2005, Commission File No. 1-11073). *

10.23	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 1, 2005, Commission File No. 1-11073). *

10.24

First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 as amended and restated effective September 24, 2007 (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on

Form 10-K filed on March 13, 2008, Commission File No. 1-11073). *

10.25

Amendment No. 1 to the First Data Corporation Severance/Change in Control Policy (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 25, 2009, Commission File

No. 1-11073).

10.26	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 25, 2010).*

10.27	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 25, 2010).*

10.28	Form of Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 25, 2010).*

10.29	First Data Corporation Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.30	First Data Corporation Severance Policy (Global Pay Structure Level 6 Employees) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.31	Form of Stock Option Agreement (effective April 2010) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.32(1)	Description of Named Executive Officer Salary and Bonus Arrangements for 2011. *

10.33(1)	Description of First Data Holdings Inc. Compensation of Directors. *

10.34	First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Company’s Form S-4 filed on August 13, 2008, Commission File No. 1-11073). *

21(1)	Subsidiaries of the Company.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.