Form 10-Q
period 2011-03-31
FIRST DATA CORP
filed 2011-05-13
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(in millions)	2011	2010
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$833.0	$792.4
Check services	84.0	90.5
Card services (a)	429.6	433.2
Other services	136.4	132.1
Product sales and other (a)	196.9	194.8
Reimbursable debit network fees, postage and other	864.3	759.1

	2,544.2	2,402.1

Expenses:
Cost of services (exclusive of items shown below)	716.5	755.5
Cost of products sold	90.8	75.3
Selling, general and administrative	411.7	378.7
Reimbursable debit network fees, postage and other	864.3	759.1
Depreciation and amortization	341.8	351.3
Other operating expenses:
Restructuring, net	12.6	12.5
Litigation and regulatory settlements	—	(0.3)

	2,437.7	2,332.1

Operating profit	106.5	70.0

Interest income	1.9	2.0
Interest expense	(442.3)	(448.9)
Other income (expense)	(26.3)	8.2

	(466.7)	(438.7)

Loss before income taxes and equity earnings in affiliates	(360.2)	(368.7)
Income tax benefit	(148.0)	(138.1)
Equity earnings in affiliates	27.7	22.2

Net loss	(184.5)	(208.4)
Less: Net income attributable to noncontrolling interests	32.6	31.7

Net loss attributable to First Data Corporation	$(217.1)	$(240.1)

(a)

Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $35.7 million for the three months ended March 31, 2011 and $30.1 million for the comparable period in 2010.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$335.5	$509.5
Accounts receivable, net of allowance for doubtful accounts of $22.9 (2011) and $20.3 (2010)	1,979.1	2,169.6
Settlement assets	6,384.7	6,694.0
Other current assets	433.2	413.4
Total current assets	9,132.5	9,786.5

Property and equipment, net of accumulated depreciation of $719.9 (2011) and $691.6 (2010)	986.0	952.0

Goodwill	17,419.1	17,296.9
Customer relationships, net of accumulated amortization of $2,683.0 (2011) and $2,490.5 (2010)	5,065.7	5,223.7
Other intangibles, net of accumulated amortization of $1,075.3 (2011) and $975.8 (2010)	1,934.7	1,931.0
Investment in affiliates	1,202.9	1,208.2
Long-term settlement assets	322.8	365.1
Other long-term assets	777.3	780.7

Total assets	$36,841.0	$37,544.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$198.9	$180.9
Short-term and current portion of long-term borrowings	206.9	270.5
Settlement obligations	6,708.4	7,058.9
Other current liabilities	1,170.4	1,353.7

Total current liabilities	8,284.6	8,864.0

Long-term borrowings	22,579.2	22,438.8
Long-term deferred tax liabilities	929.0	1,013.7
Other long-term liabilities	1,049.5	1,139.6

Total liabilities	32,842.3	33,456.1

Commitments and contingencies (See Note 7)
Redeemable noncontrolling interest	45.1	28.1
First Data Corporation stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2011 and 2010)	—	—
Additional paid-in capital	7,380.9	7,395.1

Paid-in capital	7,380.9	7,395.1
Accumulated loss	(6,381.0)	(6,163.9)
Accumulated other comprehensive loss	(480.5)	(636.9)

Total First Data Corporation stockholder’s equity	519.4	594.3

Noncontrolling interests	3,434.2	3,465.6

Total equity	3,953.6	4,059.9

Total liabilities and equity	$36,841.0	$37,544.1

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(184.5)	$(208.4)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	367.1	379.2
Charges related to other operating expenses and other income (expense)	38.9	4.0
Other non-cash and non-operating items, net	(11.3)	56.6
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	204.8	108.8
Other assets, current and long-term	56.9	75.9
Accounts payable and other liabilities, current and long-term	(200.7)	(405.6)
Income tax accounts	(162.8)	(181.1)

Net cash provided by (used in) operating activities	108.4	(170.6)

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(0.2)	(0.4)
Payments related to other businesses previously acquired	—	(1.3)
Proceeds from dispositions, net of expenses paid and cash disposed	—	21.2
Additions to property and equipment	(56.6)	(32.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(52.4)	(48.5)
Other investing activities	1.4	18.0

Net cash used in investing activities	(107.8)	(43.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(78.9)	289.0
Debt modification and related financing costs	(18.6)	—
Principal payments on long-term debt	(14.9)	(56.5)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(66.1)	(24.8)
Redemption of Parent’s redeemable common stock	(0.2)	—
Cash dividends	—	(4.7)

Net cash (used in) provided by financing activities	(178.7)	203.0

Effect of exchange rate changes on cash and cash equivalents	4.1	5.8

Change in cash and cash equivalents	(174.0)	(5.6)

Cash and cash equivalents at beginning of period	509.5	737.0

Cash and cash equivalents at end of period	$335.5	$731.4

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

			First Data Corporation Shareholder
Three months ended March 31, 2011 (in millions)	Total	Comprehensive Income (Loss)	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2010	$4,059.9		$(6,163.9)	$(636.9)	0.0	$7,395.1	$3,465.6
Dividends and distributions paid to noncontrolling interests	(56.7)						(56.7)
Comprehensive loss:
Net (loss) income (a)	(192.0)	$(192.0)	(217.1)				25.1
Other comprehensive income, net of taxes:
Unrealized losses on securities	(0.6)	(0.6)		(0.6)
Unrealized gains on hedging activities	26.8	26.8		26.8
Foreign currency translation adjustment	130.6	130.6		130.4			0.2
Pension liability adjustment	(0.2)	(0.2)		(0.2)

Other comprehensive income		156.6

Comprehensive loss		$(35.4)

Adjustment to redemption value of redeemable noncontrolling interests	(18.9)					(18.9)
Stock compensation expense and other	4.7					4.7

Balance, March 31, 2011	$3,953.6		$(6,381.0)	$(480.5)	0.0	$7,380.9	$3,434.2

Three months ended March 31, 2010 (in millions)
Balance, December 31, 2009	$5,100.1		$(5,127.3)	$(681.7)	0.0	$7,394.3	$3,514.8
Dividends and distributions paid to noncontrolling interests	(23.3)						(23.3)
Comprehensive loss:
Net (loss) income (a)	(216.9)	$(216.9)	(240.1)				23.2
Other comprehensive loss, net of taxes:
Unrealized losses on securities	(0.1)	(0.1)		(0.1)
Unrealized gains on hedging activities	9.7	9.7		9.7
Foreign currency translation adjustment	(120.1)	(120.1)		(114.0)			(6.1)
Pension liability adjustment	2.1	2.1		2.1

Other comprehensive loss		(108.4)

Comprehensive loss		$(325.3)

Adjustment to redemption value of redeemable noncontrolling interests	(7.9)					(7.9)
Stock compensation expense and other	5.8					5.8
Cash dividends paid by First Data Corporation to Parent	(4.7)		(4.7)

Balance, March 31, 2010	$4,744.7		$(5,372.1)	$(784.0)	0.0	$7,392.2	$3,508.6

(a)

The total net loss presented in the Consolidated Statements of Equity for the three months ended March 31, 2011 and 2010 is $7.5 million and $8.5 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
(in millions)	2011	2010
Net loss (a)	$(192.0)	$(216.9)
Other comprehensive income (loss), net of tax:
Unrealized losses on securities	(0.6)	(0.1)
Unrealized gains on hedging activities	26.8	9.7
Foreign currency translation adjustment	130.6	(120.1)
Pension liability adjustment	(0.2)	2.1

Total other comprehensive income (loss), net of tax	156.6	(108.4)

Comprehensive loss	(35.4)	(325.3)
Less: Comprehensive income attributable to noncontrolling interests	25.3	17.1

Comprehensive loss attributable to First Data Corporation	$(60.7)	$(342.4)

(a)

The net loss presented in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2011 and 2010 is $7.5 million and $8.5 million, respectively, greater than the amounts presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2011, the consolidated results of its operations, cash flows, changes in equity and comprehensive income (loss) for the three months ended March 31, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

	Three months ended March 31,
	2011	2010
Amortization of initial payments for new contracts	$9.6	$9.6
Amortization related to equity method investments	$15.7	$18.3

Revenue Recognition

The Company recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs such as credit and offline debit interchange fees and assessments charged by credit card associations. Debit network fees related to acquired personal identification number based debit (“PIN-debit”) transactions are recognized in the “Reimbursable debit network fees, postage and other” revenue and expense lines of the Consolidated Statements of Operations. The following table presents the amounts associated with processing services revenue (in millions):

	Three months ended March 31,
	2011	2010
Interchange fees and assessments	$4,474.3	$4,069.6
Debit network fees	$725.7	$604.7

New Accounting Guidance

There were no new accounting pronouncements for the three months ended March 31, 2011 that were expected to have a material effect on the operations of the Company.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations (in millions):

	Three months ended March 31,
	2011	2010
Investment gains	$—	$1.8
Derivative financial instruments losses	(11.3)	(24.7)
Divestitures, net	—	20.0
Non-operating foreign currency (losses) and gains	(15.0)	11.1

Other income (expense)	$(26.3)	$8.2

Supplemental Cash Flow Information

During the three months ended March 31, 2011 and 2010, the principal amount of FDC’s senior PIK (Payment In-Kind) notes due 2015 increased by $35.6 million and $176.6 million, respectively, resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on FDC’s senior PIK notes due 2015 will be required to be paid in cash and the first such payment will be due in March 2012.

During the three months ended March 31, 2011 and 2010, the Company entered into capital leases totaling approximately $99 million and $37 million, respectively.

Refer to Note 9 of these Consolidated Financial Statements for information concerning the Company’s stock-based compensation plans.

Note 3: Restructuring

Restructuring Charges and Reversal of Restructuring Accruals

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows (in millions):

		Pretax Benefit (Charge)
Three months ended March 31, 2011	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	260	$(1.5)	$(5.2)	$(6.5)	$(1.2)	$(14.4)
Restructuring accrual reversal		0.7	-	0.7	0.4	1.8

Total pretax charge, net of reversals		$(0.8)	$(5.2)	$(5.8)	$(0.8)	$(12.6)

		Pretax Benefit (Charge)
Three months ended March 31, 2010	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	140	$(0.7)	$(5.4)	$(6.4)	$(4.1)	$(16.6)
Restructuring accrual reversal		0.2	0.2	2.3	1.4	4.1

Total pretax charge, net of reversals		$(0.5)	$(5.2)	$(4.1)	$(2.7)	$(12.5)

The Company recorded restructuring charges during the three months ended March 31, 2011 and 2010 in connection with management’s alignment of the business with strategic objectives. Similar initiatives are expected to occur in future periods resulting in additional restructuring charges. Restructuring charges in 2010 also resulted from domestic site consolidations.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2011 (in millions):

	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2011	$38.7	$0.2
Expense provision	14.4	-
Cash payments and other	(16.6)	-
Changes in estimates	(1.7)	(0.1)

Remaining accrual as of March 31, 2011	$34.8	$0.1

Note 4: Borrowings

Senior Secured Revolving Credit Facility

As of March 31, 2011, FDC’s senior secured revolving credit facility had commitments from nondefaulting financial institutions to provide $1,769.4 million of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit, of which $50.8 million and $51.9 million were issued as of March 31, 2011 and December 31, 2010, respectively. FDC had no borrowings outstanding against this facility as of or during the three months ended March 31, 2011 or as of December 31, 2010. At March 31, 2011, $1,718.6 million remained available under this facility after considering the letters of credit outstanding.

Other Short-Term Borrowings

As of March 31, 2011 and December 31, 2010, FDC had approximately $383 million and $428 million available, respectively, under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty and the euro. Certain of these arrangements are uncommitted (approximately $95 million and $151 million) but FDC had $94.7 million and $150.6 million of borrowings outstanding against them as of March 31, 2011 and December 31, 2010, respectively. The total amounts outstanding against short-term lines of credit and other arrangements were $108.5 million and $180.3 million as of March 31, 2011 and December 31, 2010, respectively.

Senior Secured Term Loan Facility

The original terms of FDC’s senior secured term loan facility required the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. However, in August 2010, in conjunction with a debt modification, proceeds from the issuance of senior notes were used to prepay a portion of the principal balances of FDC’s senior secured term loans which satisfied the future quarterly principal payments until September 2014. Therefore, the Company made no principal payments during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company paid $32.1 million of principal on the senior secured term loan facility in accordance with the original provisions, of which $29.7 million related to the U.S. dollar denominated loan and $2.4 million related to the euro denominated loan.

10.55% Senior PIK (Payment In-Kind) Notes

The terms of FDC’s 10.55% senior PIK notes due 2015 require that interest on the notes for the period up to and including September 30, 2011 be paid entirely by increasing the principal amount of the outstanding notes or by issuing senior PIK notes. During the three months ended March 31, 2011 and 2010, FDC increased the principal amount of these notes by $35.6 million and $176.6 million, respectively, in accordance with this provision.

Debt Modification and Related Financing Costs

During the three months ended March 31, 2011, the Company paid $18.6 million in fees that were recorded in 2010 related to the December 2010 debt exchange.

Debt Modifications effected subsequent to March 31, 2011

Modifications and Amendments to the Senior Secured Credit Facilities. On March 24, 2011, FDC executed a 2011 Extension Amendment (the “Amendment Agreement”) relating to its credit agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007, as further amended as of August 10, 2010, among FDC, the several lenders from time to time parties thereto and Credit Suisse AG, as administrative agent (the “Credit Agreement”). The Credit Agreement, as amended pursuant to the Amendment Agreement, is referred to herein as the “Amended Credit Agreement.”

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effectiveness of the Amendment Agreement was subject to certain conditions, including, among other things, FDC having issued senior secured notes yielding gross cash proceeds in an amount not less than $750 million, the net cash proceeds of which shall have been used to repay term loans under FDC’s Credit Agreement within 90 days of the date of executing the Amendment Agreement (see “Debt Offering” below). The senior secured notes were issued, as discussed further below, and the Amended Credit Agreement became effective on April 13, 2011.

Among other things, the Amendment Agreement:

(i) resulted in the extension of the maturity date of $1.0 billion of the Company’s revolving credit commitments (the “Revolver Extension”) under the Amended Credit Agreement to the earliest of: (x) June 24, 2015, if on such date the aggregate outstanding principal amount of FDC’s 9.875% senior notes due 2015 and 10.55% senior PIK notes due 2015 exceeds $750.0 million, (y) December 31, 2015, if on such date the aggregate outstanding principal amount of FDC’s 11.25% senior subordinated notes due 2016 exceeds $750.0 million and (z) September 24, 2016;

(ii) resulted in the extension of the maturity date of approximately $5.0 billion of term loans (consisting of approximately $4.5 billion of dollar denominated term loans and an amount of euro denominated term loans the dollar equivalent of which is approximately $0.5 billion (the “Term Loan Extension”)) under the Amended Credit Agreement to March 24, 2018;

(iii) provided for an increase in the interest rate applicable to the revolving credit loans subject to the Revolver Extension and the term loans subject to the Term Loan Extension (i) to a rate equal to, at FDC’s option, either (x) LIBOR for deposits in the applicable currency plus 400 basis points or (y) with regard to dollar denominated borrowings, a base rate plus 300 basis points;

(iv) provided for an increase in the commitment fee payable on the undrawn portion of the revolving credit commitments subject to the Revolver Extension to 75 basis points; and

(v) provided FDC with the ability to reduce the revolving credit commitments subject to the Revolver Extension while maintaining the revolving credit commitments not subject to the Revolver Extension in their original amount.

Accordingly, when the Amended Credit Agreement became effective, the Company immediately effected a permanent reduction of the revolving credit commitments that are subject to the Revolver Extension in an amount equal to $251.1 million, reducing the total commitments under the facility from nondefaulting financial institutions to $1,518.3 million.

Debt Offering. On April 13, 2011, FDC issued and sold $750 million aggregate principal amount of 7.375% senior secured notes due June 15, 2019. Interest on the notes will be payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2011. In accordance with the terms of FDC’s Amended Credit Agreement, FDC used the net proceeds from the offering of approximately $735 million to repay a portion of its outstanding senior secured term loans, including $0.3 billion of the $5.0 billion that was extended until 2018 under the Amendment Agreement discussed above.

FDC may redeem the Notes, in whole or in part, at any time on or after June 15, 2015 at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and a make-whole premium. Thereafter, FDC may redeem the notes, in whole or in part, at established redemption prices. In addition, on or prior to June 15, 2014, FDC may redeem up to 35% of the aggregate principal amount of notes with the net cash proceeds from certain equity offerings at established redemption prices.

The notes will rank equally and ratably with all of FDC’s existing and future senior indebtedness and will be senior to any of FDC’s subordinated indebtedness. The notes will be guaranteed on a senior secured basis by each domestic subsidiary that guarantees FDC’s senior secured credit facilities.

The notes and guarantees also will be secured by first-priority liens, subject to permitted liens, on FDC’s and its subsidiary guarantors’ assets, subject to certain exceptions, that will from time to time secure FDC’s senior secured credit facilities and other first-lien indebtedness on a first-priority basis. The notes will share equally in the collateral securing FDC’s senior secured credit facilities.

Related Financing Costs. During the second quarter, in connection with the debt modification and amendments and the debt offering discussed above, the Company recorded approximately $40 million in fees.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following tables present the Company’s operating segment results for the three months ended March 31, 2011 and 2010:

Three months ended March 31, 2011 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$664.1	$331.5	$323.7	$32.2	$1,351.5
Product sales and other	100.7	6.1	84.5	7.6	198.9
Equity earnings in affiliates (a)	—	—	7.1	—	7.1

Total segment reporting revenues	$764.8	$337.6	$415.3	$39.8	$1,557.5

Internal revenue	$4.4	$10.7	$2.2	$—	$17.3
External revenue	760.4	326.9	413.1	39.8	1,540.2
Depreciation and amortization	155.7	86.7	74.0	12.4	328.8
Segment EBITDA	285.5	136.7	91.7	(46.1)	467.8
Other operating expenses and other income (expense) excluding divestitures	(0.3)	(5.2)	(5.7)	(27.7)	(38.9)
Three months ended March 31, 2010 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$651.6	$338.3	$301.1	$38.9	$1,329.9
Product sales and other	85.6	7.8	83.8	19.3	196.5
Equity earnings in affiliates (a)	—	—	6.8	—	6.8

Total segment reporting revenues	$737.2	$346.1	$391.7	$58.2	$1,533.2

Internal revenue	$4.2	$8.5	$2.2	$—	$14.9
External revenue	733.0	337.6	389.5	58.2	1,518.3
Depreciation and amortization	168.4	84.0	73.9	14.7	341.0
Segment EBITDA	249.3	133.1	78.1	(36.2)	424.3
Other operating expenses and other income (expense) excluding divestitures	(3.4)	(4.9)	(4.1)	(11.6)	(24.0)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three months ended March 31,
(in millions)	2011	2010
Segment Revenues:
Total reported segments	$1,517.7	$1,475.0
All Other and Corporate	39.8	58.2
Adjustment to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(2.9)	(9.9)
Eliminations of intersegment revenues	(17.3)	(14.9)

Adjusted revenue	1,537.3	1,508.4

Adjustment to reconcile to Consolidated revenues:
Adjustments for non-wholly-owned entities (c)	48.0	52.4
Official check and money order revenues (b)	2.9	9.9
ISO commission expense	91.7	72.3
Reimbursable debit network fees, postage and other	864.3	759.1

Consolidated revenues	$2,544.2	$2,402.1

Segment EBITDA:
Total reported segments	$513.9	$460.5
All Other and Corporate	(46.1)	(36.2)

Adjusted EBITDA	467.8	424.3

Adjustments to reconcile to “Net loss attributable to First Data Corporation”:
Adjustments for non-wholly-owned entities (c)	13.2	10.2
Depreciation and amortization	(341.8)	(351.3)
Interest expense	(442.3)	(448.9)
Interest income	1.9	2.0
Other items (d)	(44.4)	(4.0)
Income tax benefit	148.0	138.1
Stock based compensation	(4.1)	(5.3)
Official check and money order EBITDA (b)	0.1	6.4
Technology and savings initiatives	(6.3)	(5.8)
KKR related items	(9.2)	(5.8)

Net loss attributable to First Data Corporation	$(217.1)	$(240.1)

(a)

Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for the International segment.

(b)	Represents an adjustment to exclude the official check and money order businesses from revenue and EBITDA due to the Company’s wind down of these businesses.
(c)	Represents the net adjustment to reflect First Data’s proportionate share of alliance revenue and EBITDA within the Retail and Alliance Services segment and amortization related to equity method investments not included in segment EBITDA.
(d)	Includes restructuring, litigation and regulatory settlements, and impairments as applicable to the periods presented and “Other income (expense)” as presented in the Consolidated Statements of Operations.

Segment assets are as follows (in millions):

	March 31, 2011	December 31, 2010
Assets:
Retail and Alliance Services	$23,910.3	$24,673.8
Financial Services	4,871.3	4,982.2
International	5,430.1	5,186.7
All Other and Corporate	2,629.3	2,701.4

Consolidated	$36,841.0	$37,544.1

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows (in millions):

	Three months ended March 31,
	2011	2010
Depreciation and amortization:
Total reported segments	$316.4	$326.3
All Other and Corporate	12.4	14.7

	328.8	341.0

Adjustments to reconcile to consolidated depreciation and amortization:
Adjustments for non-wholly-owned entities	28.7	28.6
Amortization of initial payments for new contracts	9.6	9.6

Total consolidated depreciation and amortization	$367.1	$379.2

Note 6: Redeemable Noncontrolling Interest

The following table presents a summary of the redeemable noncontrolling interest activity (in millions):

	2011	2010
Balance as of January 1	$28.1	$226.9
Distributions	(9.4)	(1.5)
Share of income	7.5	8.5
Adjustment to redemption value of redeemable noncontrolling interest	18.9	7.9

Balance as of March 31	$45.1	$241.8

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

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following three areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) Merchant customer matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee, and collection activities; and (3) other matters which may include issues such as employment. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $2 million for patent infringement, $0 to $20 million for merchant customer matters and $0 to $4 million for other matters, resulting in a total estimated range of possible losses of $0 to $26 million for all of the matters described above.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Note 8: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans (in millions):

	Three months ended March 31,
	2011	2010
Service costs	$0.8	$0.8
Interest costs	9.9	10.1
Expected return on plan assets	(11.6)	(10.2)
Amortization	0.3	0.6

Net periodic benefit expense	$(0.6)	$1.3

The Company estimates pension plan contributions for 2011 to be approximately $30 million. During the three months ended March 31, 2011, approximately $8 million was contributed to the United Kingdom plan and no contributions were made to the U.S. plan.

Note 9: Stock Compensation Plans

The Company recognizes stock-based compensation expense related to stock options and non-vested restricted stock awards and units that were granted prior to plan modifications made in May 2010. Due to the nature of call rights associated with options and restricted stock awards and units granted subsequent to the plan modifications in 2010, the Company will recognize expense related to such awards only upon certain liquidity or employment termination events.

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations was as follows (in millions):

	Three months ended March 31,
	2011	2010
Total stock-based compensation expense (pretax)	$4.5	$5.3

Stock Options

During the three months ended March 31, 2011 additional time-based and performance-based options were granted under the stock plan. The time-based options granted vest equally over a three to five year period and performance-based options vest based upon the Company achieving certain EBITDA targets.

As of March 31, 2011 there was approximately $115 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options. Approximately $27 million will be recognized over a weighted-average period of approximately 2.7 years while approximately $88 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of Holdings stock options granted for the three months ended March 31, 2011 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended March 31, 2011
Risk-free interest rate	2.92%
Dividend yield	—
Volatility	54.83%
Expected term (in years)	7
Fair value of stock	$3
Fair value of options	$2

A summary of Holdings stock option activity for the three months ended March 31, 2011 is as follows (options in millions):

	2011
	Options	Weighted-Average Exercise Price
Outstanding at January 1	70.0	$3
Granted	6.2	$3
Cancelled / Forfeited	(1.4)	$3

Outstanding at March 31	74.8	$3

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during the three months ended March 31, 2011. As of March 31, 2011 there was approximately $33 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock. Approximately $2 million will be recognized over a weighted-average period of approximately 2.2 years while approximately $31 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

A summary of Holdings restricted stock award and restricted stock unit activity for the three months ended March 31, 2011 is as follows (awards/units in millions):

	2011 Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1	8.4	$3
Granted	2.7	$3
Cancelled / Forfeited	(0.2)	$3

Non-vested at March 31	10.9	$3

Note 10: Investment Securities

The majority of the Company’s investment securities are a component of settlement assets and represent the investment of funds received by FDC from the sale of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities included in current settlement assets primarily consists of money market funds, discounted commercial paper, corporate, state, and municipal bonds maturing within one year, and time deposits. The Company’s long-term settlement assets are primarily comprised of student loan auction rate securities (“SLARS”) and corporate bonds. Realized gains and losses and other-than-temporary impairments (“OTTI”) on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments including equity securities and shares of a money market fund which are carried at fair value and included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets. Realized gains and losses on these investments are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The principal components of the Company’s investment securities are as follows (in millions):

	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)(c)	Fair Value (d)
As of March 31, 2011
Student loan auction rate securities	$220.3	$0.5	$(1.7)	$—	$219.1
Corporate bonds	149.5	0.1	(0.3)	—	149.3
Other securities:
Cost method investments	24.4	—	—	—	24.4
Other	15.6	0.6	(0.0)	—	16.2

Total other	40.0	0.6	(0.0)	—	40.6

Totals	$409.8	$1.2	$(2.0)	$—	$409.0

As of December 31, 2010
Student loan auction rate securities	$341.1	—	—	$—	$341.1
Corporate bonds	63.0	$0.1	$(0.1)	—	63.0
Other securities:
Cost method investments	24.5	—	—	—	24.5
Other	0.6	0.1	—	—	0.7

Total other	25.1	0.1	—	—	25.2

Totals	$429.2	$0.2	$(0.1)	$—	$429.3

(a)	Represents amortized cost for debt securities.
(b)	“OTTI” refers to other-than-temporary impairments.
(c)	Represents the fair value adjustment for debt securities excluding that attributable to credit losses.
(d)	Represents cost for cost method investments.

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in millions):

As of March 31, 2011	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	$79.9	$(1.7)	—	—	$79.9	$(1.7)
Corporate bonds	$137.8	$(0.3)	—	—	$137.8	$(0.3)

	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
As of December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$45.8	$(0.1)	—	—	$45.8	$(0.1)

During the three months ended March 31, 2011, the Company sold and redeemed SLARS with an amortized cost basis of $120.8 million, resulting in net realized losses of $2.2 million.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents additional information regarding available-for-sale securities (in millions):

	For the three months ended March 31,
	2011	2010
Proceeds from sales(a)	$118.6	$19.0
Gross realized gains included in earnings as a result of sales(a)	0.5	5.0
Gross realized (losses) included in earnings as a result of sales(a)	(2.7)	—
Impairments included in earnings	—	(0.3)
Net unrealized gains or (losses) included in OCI, net of tax	(2.0)	(0.3)
Net gains or (losses) reclassified out of OCI into earnings, net of tax	(1.4)	(0.2)

(a)	Includes activity resulting from sales, redemptions, liquidations and related matters. Gains and losses are recorded in the “Product sales and other” or “Other income (expense)” line items of the Consolidated Statements of Operations.

The following table presents maturity information for the Company’s investments in debt securities as of March 31, 2011 (in millions):

Fair Value
Due within one year	$61.7
Due after one year through five years	103.1
Due after five years through 10 years	29.5
Due after 10 years	189.7

Total debt securities	$384.0

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of March 31, 2011 there were no indicators of impairment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of March 31, 2011, it was deemed impracticable to estimate the fair value on $19.0 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments. Realized pretax gains and losses associated with these investments are recognized in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2.

Note 11: Derivative Financial Instruments

Risk Management Objectives and Strategies

The Company is exposed to various financial and market risks, including those related to changes in interest rates and foreign currency exchange rates that exist as part of its ongoing business operations. The Company utilizes certain derivative financial instruments to enhance its ability to manage these risks.

As of March 31, 2011, the Company uses derivative instruments (i) to mitigate cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), (ii) to mitigate fair value risk with respect to changes in the fair value of fixed rate debt and (iii) to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates.

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

(Unaudited)

The Company’s policy is to minimize its cash flow and net investment exposures related to adverse changes in interest rates and foreign currency exchange rates. The Company’s objective is to engage in risk management strategies that provide adequate downside protection.

Accounting for Derivative Instruments and Hedging Activities

The Company recognizes all derivatives in the “Other long-term assets”, “Other current liabilities” and “Other long-term liabilities” captions in the Consolidated Balance Sheets at their fair values. The Company has designated certain of its interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable rate debt and a cross-currency swap as a foreign currency hedge of its net investment in a foreign subsidiary. Other interest rate swaps, cross-currency swaps and forward contracts on various foreign currencies no longer qualify or have not been designated as accounting hedges and do not receive hedge accounting treatment.

With respect to derivative instruments that are afforded hedge accounting, the effective portion of changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a net investment hedge that qualifies for hedge accounting are recorded as part of the cumulative translation adjustment in OCI. Any ineffectiveness associated with the aforementioned cash flow hedges, as well as any change in the fair value of a derivative that is not designated as a hedge, is recorded immediately in “Other income (expense)” in the Consolidated Statements of Operations.

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

Derivatives Not Qualifying For Hedge Accounting

As of March 31, 2011, the Company had certain derivative instruments that functioned as economic hedges but no longer qualify or were not designated to qualify for hedge accounting. Such instruments included cross-currency swaps to mitigate foreign currency exposure on intercompany loans, interest rate swaps to mitigate the exposure on interest payments on variable rate debt to fluctuations in interest rates, and an interest rate swap to mitigate the fair value risk associated with fixed rate debt issued in April 2011.

During the first quarter of 2011, the Company entered into an interest rate swap with a notional value of $750.0 million which expires on June 15, 2019. Also during the first quarter of 2011, the Company held a foreign exchange rate collar with a notional value of $1.9 million that expired on March 31, 2011.

As of March 31, 2011, the Company held cross-currency swaps not qualifying for hedge accounting with a notional value of 91.1 million euro (approximately $128.3 million). The notional value of the interest rate swaps that do not qualify for hedge accounting was $2.25 billion.

The periodic change in the mark-to-market of the derivative instruments not designated as accounting hedges is recorded immediately in the “Other income (expense)” line of the Consolidated Statements of Operations. For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Derivatives That Qualify for Hedge Accounting

Hedge of a net investment in a foreign operation. As of March 31, 2011, the Company held a cross-currency swap that was designated as a hedge of a net investment in a foreign operation with an aggregate notional amount of 115.0 million Australian dollars (approximately $117.8 million).

Cash flow hedges. As of March 31, 2011, the Company held interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $3.5 billion of the approximate $12.0 billion of variable rate senior secured term loan. Although these hedges remain highly effective on an ongoing basis in offsetting the variability in the interest payments, any ineffectiveness is recognized immediately in the Consolidated Statements of Operations.

At March 31, 2011, the maximum length of time over which the Company is hedging its exposure is approximately 1.5 years. The Company follows the hypothetical derivative method to measure hedge ineffectiveness which resulted mostly from the hedges being off-market at the time of designation. Ineffectiveness associated with these hedges is recognized immediately in the Consolidated Statements of Operations. The amount of losses in OCI related to the hedged transactions as of March 31, 2011 that is expected to be reclassified into the Consolidated Statements of Operations within the next 12 months is approximately $75.9 million.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below.

Fair Value of Derivative Instruments

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of March 31, 2011
(in millions)	Assets(a)	Liabilities(b)
Derivatives designated as hedging instruments
Interest rate contracts	—	$(219.2)
Foreign exchange contracts	—	(26.2)

Total derivatives designated as hedging instruments	—	$(245.4)

Derivatives not designated as hedging instruments
Interest rate contracts	—	$(92.0)
Foreign exchange contracts	$2.8	(2.2)

Total derivatives not designated as hedging instruments	2.8	(94.2)

Total derivatives	$2.8	$(339.6)

	As of December 31, 2010
(in millions)	Assets(a)	Liabilities(b)
Derivatives designated as hedging instruments
Interest rate contracts	—	$(252.2)
Foreign exchange contracts	—	(21.3)

Total derivatives designated as hedging instruments	—	$(273.5)

Derivatives not designated as hedging instruments
Interest rate contracts	—	$(105.0)
Foreign exchange contracts	$7.7	(0.9)

Total derivatives not designated as hedging instruments	7.7	(105.9)

Total derivatives	$7.7	$(379.4)

(a)	Derivative assets are included in the “Other long-term assets” line of the Consolidated Balance Sheets.
(b)	Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Three months ended March 31,
	2011		2010
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$19.5	—	$(23.9)	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(19.0)	—	$(39.5)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	$(1.1)	—	$(2.2)	—

Derivatives in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	$(4.9)	—	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	—	—	$(2.8)
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$(3.9)	$(6.3)	$(26.8)	$7.1

(a)	Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.
(b)	Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

Accumulated Derivatives Gains and Losses

The following table summarizes activity in other comprehensive income for the three months ended March 31, 2011 related to derivative instruments classified as cash flow hedges and a net investment hedge held by the Company (in millions, after tax):

Three months ended March 31, 2011
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(181.3)
Less: Reclassifications into earnings from other comprehensive income (loss)	11.9

(169.4)
Net gain in fair value of derivatives (a)	11.8

Accumulated loss included in other comprehensive income (loss) at end of the period	$(157.6)

(a)	Gains and losses are included in unrealized (losses) gains on hedging activities and in foreign currency translation adjustment on the Consolidated Statements of Equity.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12: Fair Value Measurement

Fair Value of Financial Instruments

Carrying amounts for certain of the Company’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments (in millions):

As of March 31, 2011	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$61.3	$61.3
Long-term investment securities	$322.8	$322.8
Other long-term assets:
Long-term investment securities	$0.5	$0.5
Cost method investments	$24.4	$24.4
Derivative financial instruments	$2.8	$2.8
Other current liabilities:
Derivative financial instruments	$4.4	$4.4
Long-term borrowings:
Long-term borrowings	$22,579.2	$22,478.4
Other long-term liabilities:
Derivative financial instruments	$335.2	$335.2

(a)	Represents cost for cost method investments. Refer to Note 10 of these Consolidated Financial Statements for a more detailed discussion of cost method investments.

The estimated fair values of investment securities and derivative financial instruments are described below. Refer to Notes 10 and 11 of these Consolidated Financial Statements for additional information regarding the Company’s investment securities and derivative financial instruments, respectively.

The estimated fair market value of FDC’s long-term borrowings was primarily based on market trading prices. For additional information regarding the Company’s borrowings, refer to Note 4 of these Consolidated Financial Statements as well as to Note 8 of the Company’s Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Concentration of Credit Risk

The Company’s investment securities are diversified across multiple issuers within its investment portfolio (investment securities plus cash and cash equivalents). In addition to investment securities, the Company maintains other financial instruments with various financial institutions. The Company has no single issuer representing more than 13% of the total carrying value of the investment portfolio and limits its derivative financial instruments credit risk by maintaining contracts with counterparties rating “A” or higher. The Company periodically reviews the credit standings of these institutions.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy (in millions):

	Fair Value Measurement Using
As of March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$219.1	$219.1
Corporate bonds	—	149.3	—	149.3
State and municipal bonds	—	15.1	—	15.1
Preferred stock	0.6	—	—	0.6

Total settlement assets	0.6	164.4	219.1	384.1
Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Foreign currency derivative contracts	—	2.8	—	2.8

Total other long-term assets	—	3.3	—	3.3

Total assets at fair value	$0.6	$167.7	$219.1	$387.4

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$4.4	$—	$4.4
Other long-term liabilities:
Interest rate swap contracts	—	306.8	—	306.8
Foreign currency derivative contracts	—	28.4	—	28.4

Total liabilities at fair value	$—	$339.6	$—	$339.6

Settlement assets - Student loan auction rate securities. Due to the lack of observable market activity for the SLARS held by the Company as of March 31, 2011, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy. A 50 basis point change in liquidity risk premium, as well as slight changes in other factors, would impact the value of the SLARS by approximately $5 million. For additional information regarding sales, settlements and impairments of the SLARS, refer to Note 10 of these Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance as of January 1, 2011	$341.1
Total gains or losses (realized or unrealized):
Included in other comprehensive income	(1.2)
Included in product sales and other	(2.2)
Sales	(116.3)
Settlements	(2.3)
Transfers in (out) of Level 3	—

Ending balance as of March 31, 2011	$219.1

Settlement assets - Other available-for-sale securities. Prices for the corporate and state and municipal bonds are not quoted on active exchanges but are priced through an independent third-party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, from other market inputs. The bonds were valued under a market approach using observable inputs including reported trades, benchmark yields, broker/dealer quotes, issuer spreads and other standard inputs.

The Company’s experience with these types of investments and the expectations of the current investments held is that they will be satisfied at the current carrying amount. These securities were classified as Level 2.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the three months ended March 31, 2011, the Company did not have any assets measured at fair value on a non-recurring basis.

Note 13: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s 9.875% senior notes, 12.625% senior notes, 10.55% senior PIK notes due 2015 and 11.25% senior subordinated notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). None of the other subsidiaries of FDC, either direct or indirect, guarantee the notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee FDC’s senior secured revolving credit facility, senior secured term loan facility and the 8.875% senior secured notes which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries. The Guarantors further unconditionally guarantee FDC’s 8.25% senior second lien notes and 8.75%/10.00% PIK toggle senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries. The 9.875% senior note, 12.625% senior note, 10.55% senior PIK note due 2015 and 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the results of operations, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the three months ended March 31, 2011 and 2010, and as of March 31, 2011 and December 31, 2010 to arrive at the information for FDC on a consolidated basis (in millions).

	Three months ended March 31, 2011
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$950.7	$568.8	$(36.5)	$1,483.0
Product sales and other	—	131.0	80.4	(14.5)	196.9
Reimbursable debit network fees, postage and other	—	591.5	292.4	(19.6)	864.3

	—	1,673.2	941.6	(70.6)	2,544.2

Expenses:
Cost of services (exclusive of items shown below)	—	463.1	289.9	(36.5)	716.5
Cost of products sold	—	68.3	37.0	(14.5)	90.8
Selling, general and administrative	63.5	228.9	119.3	—	411.7
Reimbursable debit network fees, postage and other	—	591.5	292.4	(19.6)	864.3
Depreciation and amortization	2.2	216.1	123.5	—	341.8
Other operating expenses:
Restructuring, net	(0.1)	10.7	2.0	—	12.6

	65.6	1,578.6	864.1	(70.6)	2,437.7

Operating (loss) profit	(65.6)	94.6	77.5	—	106.5

Interest income	0.1	0.2	1.6	—	1.9
Interest expense	(437.3)	(1.6)	(3.4)	—	(442.3)
Interest income (expense) from intercompany notes	35.8	(41.8)	6.0	—	—
Other income (expense)	(84.2)	9.3	48.6	—	(26.3)
Equity earnings from consolidated subsidiaries	129.4	22.8	—	(152.2)	—

	(356.2)	(11.1)	52.8	(152.2)	(466.7)

(Loss) income before income taxes and equity earnings in affiliates	(421.8)	83.5	130.3	(152.2)	(360.2)
Income tax (benefit) expense	(204.7)	57.1	(0.4)	—	(148.0)
Equity earnings in affiliates	—	27.8	(0.1)	—	27.7

Net (loss) income	(217.1)	54.2	130.6	(152.2)	(184.5)
Less: Net income attributable to noncontrolling interests	—	—	12.8	19.8	32.6

Net (loss) income attributable to First Data Corporation	$(217.1)	$54.2	$117.8	$(172.0)	$(217.1)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	March 31, 2011
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$57.0	$34.9	$243.6	—	$335.5
Accounts receivable, net of allowance for doubtful accounts	2.6	933.1	1,043.4	—	1,979.1
Settlement assets (a)	—	3,451.4	2,933.3	—	6,384.7
Other current assets	78.6	275.8	78.8	—	433.2

Total current assets	138.2	4,695.2	4,299.1	—	9,132.5

Property and equipment, net of accumulated depreciation	32.2	650.0	303.8	—	986.0
Goodwill	—	9,479.8	7,939.3	—	17,419.1
Customer relationships, net of accumulated amortization	—	2,820.9	2,244.8	—	5,065.7
Other intangibles, net of accumulated amortization	606.6	669.3	658.8	—	1,934.7
Investment in affiliates	—	1,163.6	39.3	—	1,202.9
Long-term settlement assets (a)	—	—	322.8	—	322.8
Other long-term assets	460.8	284.5	32.0	—	777.3
Investment in consolidated subsidiaries	24,954.8	5,308.2	—	$(30,263.0)	—

Total assets	$26,192.6	$25,071.5	$15,839.9	$(30,263.0)	$36,841.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1.9	$101.4	$95.6	—	$198.9
Short-term and current portion of long-term borrowings	32.0	50.0	124.9	—	206.9
Settlement obligations (a)	—	3,451.4	3,257.0	—	6,708.4
Other current liabilities	289.5	517.5	363.4	—	1,170.4

Total current liabilities	323.4	4,120.3	3,840.9	—	8,284.6

Long-term borrowings	22,466.4	75.2	37.6	—	22,579.2
Long-term deferred tax (assets) liabilities	(968.0)	1,793.5	103.5	—	929.0
Intercompany payable (receivable)	4,533.4	(3,678.1)	(855.3)	—	—
Intercompany notes	(1,616.2)	1,736.2	(120.0)	—	—
Other long-term liabilities	934.2	93.6	21.7	—	1,049.5

Total liabilities	25,673.2	4,140.7	3,028.4	—	32,842.3

Redeemable equity interests	—	—	45.1	$(45.1)	—
Redeemable noncontrolling interests	—	—	—	45.1	45.1
First Data Corporation stockholder’s equity	519.4	20,931.0	5,829.5	(26,760.5)	519.4
Noncontrolling interests	—	(0.2)	58.0	3,376.4	3,434.2
Equity of consolidated alliance	—	—	6,878.9	(6,878.9)	—

Total equity	519.4	20,930.8	12,766.4	(30,263.0)	3,953.6

Total liabilities and equity	$26,192.6	$25,071.5	$15,839.9	$(30,263.0)	$36,841.0

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	December 31, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$164.1	$21.1	$324.3	—	$509.5
Accounts receivable, net of allowance for doubtful accounts	2.6	1,121.1	1,045.9	—	2,169.6
Settlement assets (a)	—	3,476.2	3,217.8	—	6,694.0
Other current assets	86.0	262.4	65.0	—	413.4

Total current assets	252.7	4,880.8	4,653.0	—	9,786.5

Property and equipment, net of accumulated depreciation	30.3	637.2	284.5	—	952.0
Goodwill	—	9,468.3	7,828.6	—	17,296.9
Customer relationships, net of accumulated amortization	—	2,923.8	2,299.9	—	5,223.7
Other intangibles, net of accumulated amortization	606.9	665.4	658.7	—	1,931.0
Investment in affiliates	—	1,169.9	38.3	—	1,208.2
Long-term settlement assets (a)	—	—	365.1	—	365.1
Other long-term assets	482.4	265.5	32.8	—	780.7
Investment in consolidated subsidiaries	25,074.4	5,361.4	—	$(30,435.8)	—

Total assets	$26,446.7	$25,372.3	$16,160.9	$(30,435.8)	$37,544.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$0.4	$95.2	$85.3	—	$180.9
Short-term and current portion of long-term borrowings	31.7	44.9	193.9	—	270.5
Settlement obligations (a)	—	3,476.2	3,582.7	—	7,058.9
Other current liabilities	301.1	651.3	401.3	—	1,353.7

Total current liabilities	333.2	4,267.6	4,263.2	—	8,864.0

Long-term borrowings	22,376.0	21.8	41.0	—	22,438.8
Long-term deferred tax (assets) liabilities	(928.5)	1,838.6	103.6	—	1,013.7
Intercompany payable (receivable)	4,298.1	(3,496.7)	(801.4)	—	—
Intercompany notes	(1,253.2)	1,621.1	(367.9)	—	—
Other long-term liabilities	1,026.8	89.7	23.1	—	1,139.6

Total liabilities	25,852.4	4,342.1	3,261.6	—	33,456.1

Redeemable equity interests	—	—	28.1	$(28.1)	—
Redeemable noncontrolling interests	—	—	—	28.1	28.1
First Data Corporation stockholder’s equity	594.3	21,030.4	5,864.5	(26,894.9)	594.3
Noncontrolling interests	—	(0.2)	52.5	3,413.3	3,465.6
Equity of consolidated alliance	—	—	6,954.2	(6,954.2)	—

Total equity	594.3	21,030.2	12,871.2	(30,435.8)	4,059.9

Total liabilities and equity	$26,446.7	$25,372.3	$16,160.9	$(30,435.8)	$37,544.1

(a)

The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31, 2011
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(217.1)	$54.2	$130.6	$(152.2)	$(184.5)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	2.2	238.3	126.6	—	367.1
Charges (gains) related to other operating expenses and other income (expense)	84.1	1.4	(46.6)	—	38.9
Other non-cash and non-operating items, net	(103.1)	(67.6)	7.2	152.2	(11.3)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(204.7)	132.9	(30.0)	—	(101.8)

Net cash (used in) provided by operating activities	(438.6)	359.2	187.8	—	108.4

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(0.2)	—	—	(0.2)
Additions to property and equipment	(2.9)	(22.9)	(30.8)	—	(56.6)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.1)	(42.0)	(10.3)	—	(52.4)
Distributions and dividends from subsidiaries	1.0	59.0	—	(60.0)	—
Other investing activities	0.4	0.5	0.5	—	1.4

Net cash used in investing activities	(1.6)	(5.6)	(40.6)	(60.0)	(107.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(78.9)	—	(78.9)
Debt modification and related financing costs	(18.6)	—	—	—	(18.6)
Principal payments on long-term debt	(0.1)	(10.8)	(4.0)	—	(14.9)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(9.4)	(56.7)	(66.1)
Distributions paid to equity holders	—	—	(115.7)	115.7	—
Redemption of Parent’s redeemable common stock	(0.2)	—	—	—	(0.2)
Cash dividends	—	—	(1.0)	1.0	—
Intercompany	352.0	(323.6)	(28.4)	—	—

Net cash provided by (used in) financing activities	333.1	(334.4)	(237.4)	60.0	(178.7)

Effect of exchange rate changes on cash and cash equivalents	—	(5.4)	9.5	—	4.1

Change in cash and cash equivalents	(107.1)	13.8	(80.7)	—	(174.0)

Cash and cash equivalents at beginning of period	164.1	21.1	324.3	—	509.5

Cash and cash equivalents at end of period	$57.0	$34.9	$243.6	$—	$335.5

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (240.1)	$126.3	$(24.5)	$(70.1)	$(208.4)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1.8	256.3	121.1	—	379.2
(Gains) charges related to other operating expenses and other income (expense)	(35.7)	7.5	32.2	—	4.0
Other non-cash and non-operating items, net	51.6	(66.0)	0.9	70.1	56.6
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(349.3)	(226.5)	174.8	(1.0)	(402.0)

Net cash (used in) provided by operating activities	(571.7)	97.6	304.5	(1.0)	(170.6)

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	—	(0.4)	—	—	(0.4)
Payments related to other businesses previously acquired	—	—	(1.3)	—	(1.3)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	21.2	—	21.2
Payments for additions to property and equipment	(0.8)	(18.3)	(13.7)	—	(32.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.2)	(39.1)	(9.2)	—	(48.5)
Distributions and dividends from subsidiaries	45.0	24.2	—	(69.2)	—
Other investing activities	2.1	—	15.9	—	18.0

Net cash provided by (used in) investing activities	46.1	(33.6)	12.9	(69.2)	(43.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	292.9	—	(3.9)	—	289.0
Principal payments on long-term debt	(32.2)	(18.9)	(5.4)	—	(56.5)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	—	(24.8)	(24.8)
Distributions paid to redeemable equity holders	—	—	(2.5)	2.5	—
Distributions paid to equity holders	—	—	(47.5)	47.5	—
Cash dividends	(4.7)	—	(45.0)	45.0	(4.7)
Intercompany	171.3	(50.9)	(120.4)	—	—

Net cash provided by (used in) financing activities	427.3	(69.8)	(224.7)	70.2	203.0

Effect of exchange rate changes on cash and cash equivalents	—	2.7	3.1	—	5.8

Change in cash and cash equivalents	(98.3)	(3.1)	95.8	—	(5.6)

Cash and cash equivalents at beginning of period	104.6	25.4	607.0	—	737.0

Cash and cash equivalents at end of period	$6.3	$22.3	$702.8	$—	$731.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated Results.

	Three months ended March 31,
(in millions)	2011	2010	%
Revenues:
Transaction and processing service fees	$1,483.0	$1,448.2	2%
Product sales and other	196.9	194.8	1%
Reimbursable debit network fees, postage and other	864.3	759.1	14%

	2,544.2	2,402.1	6%

Expenses:
Cost of services (exclusive of items shown below)	716.5	755.5	(5)%
Cost of products sold	90.8	75.3	21%
Selling, general and administrative	411.7	378.7	9%
Reimbursable debit network fees, postage and other	864.3	759.1	14%
Depreciation and amortization	341.8	351.3	(3)%
Other operating expenses, net	12.6	12.2	*

	2,437.7	2,332.1	5%

Interest income	1.9	2.0	(5)%
Interest expense	(442.3)	(448.9)	(1)%
Other income (expense)(a)	(26.3)	8.2	*
Income tax benefit	(148.0)	(138.1)	7%
Equity earnings in affiliates	27.7	22.2	25%

Net loss	(184.5)	(208.4)	(11)%
Less: Net income attributable to noncontrolling interests	32.6	31.7	3%

Net loss attributable to First Data Corporation	$(217.1)	$(240.1)	(10)%

*	Calculation not meaningful

(a)	Other income (expense) includes investment gains and losses, derivative financial instruments gains and losses, divestitures, net, and non-operating foreign currency exchange gains and losses as applicable to the periods presented.

The following provides highlights of revenue and expense growth while a more detailed discussion is included in the “Segment Results” section below:

Operating revenues overview.

Transaction and processing service fees. Revenue increased for the three months ended March 31, 2011 compared to the same period in 2010 due to growth in merchant transactions and dollar volumes both domestically and internationally, growth in debit issuer transactions, new business and foreign currency exchange rate movements. Partially offsetting these increases were decreases due to price compression and lost business.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Product sales and other. Revenue increased slightly for the three months ended March 31, 2011 compared to the same period in 2010 mainly resulting from an increase in equipment sales due in part to a bulk sale to a customer in 2011 and increases in the leasing business domestically and internationally resulting from portfolio growth. Partially offsetting these increases were decreases related to investment income and professional services income. Investment income decreased due to a loss of $2.2 million recognized on the sale of student loan auction rate securities (“SLARS”) in 2011 and a decrease in portfolio balances caused by the wind down of the official check business. Professional service revenue decreased due to the completion of projects in 2010.

Reimbursable debit network fees, postage and other. Revenue and expense increased for the three months ended March 31, 2011 compared to the same period in 2010 due to an increase in debit network fees resulting from rate increases imposed by the debit networks as well as the growth of personal identification number (“PIN”)-debit transaction volumes. Partially offsetting these increases were decreases in postage due to lower print and plastic volumes resulting from a significant print job in 2010 as well as lost business and movement to online statements.

Operating expenses overview.

Cost of services. Expenses decreased for the three months ended March 31, 2011 compared to the same period in 2010 due to decreases in merchant credit losses, check warranty expense, employer related expenses and outside professional services. Merchant credit losses decreased due to a lower level of merchant delinquencies while net check warranty expense decreased due to fewer warranties as a result of improvements to the risk decision process and higher collection rates. Employer related expense decreased as a result of reduced headcount. These decreases are partially offset by an increase due to foreign currency exchange rate movements.

Cost of products sold. Expenses increased for the three months ended March 31, 2011 compared to the same period in 2010 due to a bulk sale to a customer in 2011 and an increase in hardware replacements and deployments associated with contract extensions and new customers in 2011.

Selling, general and administrative. Expenses increased for the three months ended March 31, 2011 compared to same period in 2010 due most significantly to growth in payments made to independent sales organizations (“ISO’s”) due to the Company increasing the number of ISO’s and an increase in ISO transaction volumes. Foreign currency exchange rate movements also contributed to the increase.

Depreciation and amortization. Expenses decreased for the three months ended March 31, 2011 compared to the same period in 2010 due to a decrease in the amortization on certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in the prior period. Additionally, certain assets have become fully amortized since the first quarter of 2010. These decreases were partially offset by increases due to newly capitalized assets.

Other operating expenses, net. A summary of net pretax benefits (charges), incurred by segment, for each period is as follows (in millions):

		Pretax Benefit (Charge)
Three months ended March 31, 2011	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	260	$(1.5)	$(5.2)	$(6.5)	$(1.2)	$(14.4)
Restructuring accrual reversal		0.7	-	0.7	0.4	1.8

Total pretax charge, net of reversals		$(0.8)	$(5.2)	$(5.8)	$(0.8)	$(12.6)

		Pretax Benefit (Charge)
Three months ended March 31, 2010	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	140	$(0.7)	$(5.4)	$(6.4)	$(4.1)	$(16.6)
Restructuring accrual reversal		0.2	0.2	2.3	1.4	4.1

Total pretax charge, net of reversals		$(0.5)	$(5.2)	$(4.1)	$(2.7)	$(12.5)

The Company recorded restructuring charges during the three months ended March 31, 2011and 2010 in connection with management’s alignment of the business with strategic objectives. Similar initiatives are expected to occur in future periods resulting in additional restructuring charges. Restructuring charges in 2010 also resulted from domestic site consolidations. The Company estimates cost savings resulting from 2011 restructuring activities of approximately $10 million in 2011 and approximately $18 million on an annual basis.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table summarizes the Company’s utilization of restructuring accruals for the period from January 1, 2011 through March 31, 2011 (in millions):

	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2011	$38.7	$0.2
Expense provision	14.4	-
Cash payments and other	(16.6)	-
Changes in estimates	(1.7)	(0.1)

Remaining accrual as of March 31, 2011	$34.8	$0.1

Interest expense. Interest expense decreased for the three months ended March 31, 2011 compared to the same period in 2010 due to lower average rates primarily resulting from the expiration of interest rate swaps with a notional balance of $2.5 billion. Partially offsetting these decreases was an increase due to higher average debt balances.

The Company utilizes interest rate swaps to hedge its interest payments on a portion of its variable rate debt from fluctuations in interest rates. While certain of these swaps do not qualify for hedge accounting, they continue to be effective economically in eliminating variability in interest rate payments. The mark-to-market adjustments for interest rate swaps that qualify for hedge accounting are recorded to the “Interest expense” line item of the Consolidated Statement of Operations. The mark-to-market adjustments for interest rate swaps that do not qualify for hedge accounting as well as interest rate swap ineffectiveness are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations and totaled expenses of $5.0 million and $29.0 million for the three months ended March 31, 2011 and 2010, respectively.

Other income (expense).

	Three months ended March 31,
(in millions)	2011	2010
Investment gains	$—	$1.8
Derivative financial instruments losses	(11.3)	(24.7)
Divestitures, net	—	20.0
Non-operating foreign currency (losses) and gains	(15.0)	11.1

Other income (expense)	$(26.3)	$8.2

Derivative financial instruments losses. The net losses for the three months ended March 31, 2011 and 2010 were due most significantly to the mark-to-market adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges.

Divestitures, net. The net gain for the three months ended March 31, 2010 resulted most significantly from a contingent payment received in connection with the Company’s November 2009 sale of a merchant acquiring business in Canada.

Non-operating foreign currency (losses) and gains. The net gains and losses related to the mark-to-market of the Company’s intercompany loans and its euro-denominated debt.

Income taxes. The Company’s effective tax rates on pretax loss from continuing operations were tax benefits of 44.5% and 39.9% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate for the three months ended March 31, 2011 was higher than the federal statutory rate primarily due to state tax benefits, net income attributable to noncontrolling interests for which there was no tax expense provided, a net benefit relating to tax effects of foreign exchange gains and losses on intercompany notes and a benefit relating to a tax law change in Greece, partially offset by an increase in the Company’s valuation allowance against foreign tax credits and an adjustment to the calculation of certain deferred tax liabilities. The effective tax rate for the comparative period in 2010 was higher than the federal statutory rate primarily due to state tax benefits, a decrease in the Company’s liability for unrecognized tax benefits and net income attributable to noncontrolling interests for which there was no tax expense provided, partially offset by a net detriment relating to tax effects of foreign exchange gains and losses on intercompany notes.

The balance of the Company’s liability for unrecognized tax benefits, net of the federal benefit on state income taxes, was approximately $534 million as of March 31, 2011, including accrued interest, penalties and approximately $131 million of income tax liabilities for which The Western Union Company is required to indemnify the Company. As of March 31, 2011, the Company

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $57 million within the next twelve months as the result of the possible closure of its 2003 and 2004 federal tax years, potential settlements with certain states and the lapse of the statute of limitations in various state jurisdictions. The potential decrease relates to various federal and state tax benefits including research and experimentation credits and certain amortization, loss and stock warrant deductions.

Equity earnings in affiliates. Equity earnings in affiliates increased for the three months ended March 31, 2011 compared to the same period in 2010 due to volume growth associated with the Company’s merchant alliances.

Net income attributable to noncontrolling interests. Most of the net income attributable to noncontrolling interests relates to the Company’s consolidated merchant alliances.

Segment results. For a detailed discussion of the Company’s principles regarding its segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Retail and Alliance Services segment results.

(in millions)	Three months ended March 31,		Change
	2011	2010	%
Revenues:
Transaction and processing service fees	$ 664.1	$ 651.6	2%
Product sales and other	100.7	85.6	18%

Segment revenue	$ 764.8	$ 737.2	4%

Segment EBITDA	$ 285.5	$ 249.3	15%
Segment margin	37%	34%	3 pts

Key indicators:
Domestic merchant transactions(a)	8,371.5	7,660.4	9%

(a)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the point of sale (“POS”).

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

(in millions)	Three months ended March 31,		Change
	2011	2010	%
Acquiring revenue	$ 491.0	$ 481.9	2%
Check processing revenue	80.9	88.4	(8)%
Prepaid revenue	61.9	54.1	14%
Processing fees and other revenue from alliance partners	30.3	27.2	11%

Total transaction and processing service fees revenue	$ 664.1	$ 651.6	2%

Acquiring revenue. Acquiring revenue increased in the first quarter of 2011 compared to the first quarter of 2010 due to increases in merchant transactions and dollar volumes, new sales and pricing increases primarily to regional merchants. These increases were partially offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes (discussed below), merchant attrition and price compression largely related to national merchants as well as ISO and agent portfolios. Price compression was within the Company’s historical three to five percent range.

Transaction growth outpaced revenue growth for the periods presented as a result of a greater proportion of growth being driven by national merchants and merchants affiliated with ISO’s rather than the more profitable regional merchants which caused lower revenue per transaction. Changes in consumer spending patterns and new national business resulted in a decrease to the average ticket size of signature based transactions in the first quarter of 2011 versus the same period in 2010. As electronic transactions continue to penetrate smaller ticket industries, such as quick service restaurants and similar merchants, and consumers become more comfortable making smaller ticket purchases electronically, average ticket mix could change over time.

Check processing revenue. Check processing revenue decreased in the three months ended March 31, 2011 versus the comparable period in 2010 due most significantly to the impact of merchant mix and lower overall check volumes with regional merchants resulting from check writer attrition. While check volumes with national merchants have grown due to new business, these merchants generate lower processing revenue.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Prepaid revenue. Prepaid revenue increased in the first three months of 2011 compared to the same period in 2010 due most significantly to higher transaction volumes within the payroll distribution program related to existing customers and new business.

Processing fees and other revenue from alliance partners. The increase in processing fees and other revenue from alliance partners in the first quarter of 2011 compared to same period in 2010 resulted from new business and transaction growth within the Company’s merchant alliances.

Product sales and other revenue. Product sales and other revenue increased in the three months ended March 31, 2011 versus the comparable period in 2010 mainly resulting from increased equipment sales due in part to a bulk sale to a customer in 2011 as well as increases in the leasing business resulting from portfolio growth.

Segment EBITDA. The impact of the revenue items noted above contributed to the increase in the Retail and Alliance Services segment EBITDA in the first three months of 2011 compared to the same period in 2010. Also contributing to the increase in segment EBITDA in the first quarter of 2011 compared to the first quarter of 2010 were decreased credit losses due to a lower level of merchant delinquencies. The decrease in merchant credit losses benefited the segment EBITDA growth rate in the first quarter of 2011 compared to the same period in 2010 by 2 percentage points.

Financial Services segment results.

(in millions)	Three months ended March 31,		Change
	2011	2010	%
Revenues:
Transaction and processing service fees	$ 331.5	$ 338.3	(2)%
Product sales and other	6.1	7.8	(22)%

Segment revenue	$ 337.6	$ 346.1	(2)%

Segment EBITDA	$ 136.7	$ 133.1	3%
Segment margin	41%	38%	3 pts

Key indicators:
Domestic debit issuer transactions(a)	3,047.2	2,901.9	5%
Domestic active card accounts on file (end of period)(b)	112.0	113.2	(1)%
Domestic card accounts on file (end of period)(c)	666.3	672.2	(1)%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.
(c)	Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month of the period.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended March 31,		Change
(in millions)	2011	2010	%
Credit card, retail card and debit processing	$ 221.1	$ 230.7	(4)%
Output services	56.3	53.8	5%
Other revenue	54.1	53.8	1%

Total	$ 331.5	$ 338.3	(2)%

Credit card, retail card and debit processing revenue. Credit card and retail card processing revenue was negatively impacted in the first quarter of 2011 versus the comparable period in 2010 due to net lost business, the decline in active accounts from existing customers and price compression. The decline in active accounts was due in part to credit card issuers being more selective with regard to whom they issue cards.

Debit processing revenue was relatively flat for the three months ended March 31, 2011 versus the comparable period in 2010 due to lost business and price compression substantially offset by debit issuer transaction growth from existing customers and new business.

Debit issuer transaction growth in the first three months of 2011 compared to the same period in 2010 resulted from growth of existing clients due in part to the shift to debit cards from credit cards, cash and checks, new business and continued economic recovery partially offset by lost business.

During 2010, the Company received notification from a large financial institution that it will not renew its debit processing agreement at the end of the contract term. However, the client subsequently extended its processing contract through the deconversion period. Deconversion is expected to begin in late 2011 and will continue into 2012. The Company has also received notification of termination from various other financial institutions that are less significant individually, which are scheduled to deconvert throughout 2011. Including the large financial institution, these agreements represented approximately 6% of the segment’s credit card, retail card and debit processing revenue for 2010. At March 31, 2011, the Company had approximately 42 million accounts in the pipeline for conversion, the majority of which are retail accounts that are expected to convert during the first quarter of 2012 that will partially offset the impact of the deconversions noted above.

Output services revenue. Output services revenue increased in the first quarter of 2011 versus the same period in 2010 due most significantly to net new business.

Other revenue. Other revenue consists mostly of revenue from remittance processing and online banking and bill payment services. The increase in other revenue resulted from new business mostly offset by lost business.

Product sales and other revenue. Product sales and other revenue decreased in the first quarter of 2011 versus the comparable period in 2010 due to a decline in professional services revenue resulting from projects that were completed in 2010.

Segment EBITDA. Financial Services segment EBITDA increased in the three months ended March 31, 2011 compared to the same period in 2010 due most significantly to decreased technology and operational costs resulting from reduced headcount and operational efficiencies partially offset by the adverse impact of the items noted in the revenue discussion above. The decrease in technology and operational costs benefited the segment EBITDA growth rate in the first quarter of 2011 versus the comparable period in 2010 by 10 percentage points.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

International segment results.

	Three months ended March 31,		Change
(in millions)	2011	2010	%
Revenues:
Transaction and processing service fees	$323.7	$301.1	8%
Product sales and other	84.5	83.8	1%
Equity earnings in affiliates	7.1	6.8	4%

Segment revenue	$415.3	$391.7	6%

Segment EBITDA	$91.7	$78.1	17%
Segment margin	22%	20%	2 pts

Key indicators:
International transactions(a)	1,719.3	1,528.2	13%
International card accounts on file (end of period)(b)	92.7	84.8	9%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.
(b)	International card accounts on file include bankcard and retail.

Summary. Segment revenue in the three months ended March 31, 2011 versus the comparable period in 2010 benefited most significantly from growth in the merchant acquiring businesses due to growth from existing clients primarily in the merchant acquiring alliances in the United Kingdom, transaction growth in Argentina and increased terminal sales. The card issuing businesses grew slightly due to foreign currency exchange rate movements and new business primarily in the United Kingdom substantially offset by lost business, price compression, decreases in volumes and decreased professional services revenue resulting from projects completed in 2010. Foreign currency exchange rate movements benefited the total segment revenue growth rate in the first quarter of 2011 compared to the same period in 2010 by 2 percentage points. Inflationary pressures in Latin America are also impacting revenues and expenses.

Transaction and processing service fee revenue. Transaction and processing service fees revenue includes merchant related services and card services revenue. Merchant related services revenue encompasses merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue and fees from switching services. Card services revenue represents monthly managed service fees for issued cards. Merchant related services transaction and processing service fee revenue represented approximately 57% and card services revenue represented approximately 43% of total transaction and processing service fee revenue for the three months ended March 31, 2011.

Transaction and processing service fees revenue increased in the first three months of 2011 compared to the same period in 2010 due to the items noted above in the “Summary” discussion. The lost card issuing business noted above most significantly impacted Canada, Australia and central Europe. Foreign currency exchange rate movements benefited the transaction and processing service fee growth rate in the three months ended March 31, 2011 versus the comparable period in 2010 by 2 percentage points.

Transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was driven mostly by the impact of foreign exchange rate movements, the mix of transaction types and price compression.

Product sales and other revenue. Product sales and other revenue increased slightly in the first quarter of 2011 versus the same period in 2010 due to growth in terminal sales and leasing revenue as a result of new clients and growth from existing clients in Argentina and Canada partially offset by a decrease in professional services revenue resulting from completion of projects in Australia.

Segment EBITDA. Segment EBITDA increased in the three months ended March 31, 2011 compared to the same period in 2010 due to the impact of the revenue items noted above and a decrease in incentive compensation compared to the prior year. The decrease in incentive compensation benefited the segment EBITDA growth rate in the first three months of 2011 versus the same period in 2010 by 3 percentage points. In addition, segment EBITDA growth benefited 2 percentage points in the first quarter of 2011 compared to the same period in 2010 from the impact of foreign currency exchange rate movements (as noted in the revenue discussion above).

Capital Resources and Liquidity

FDC’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in the Company’s debt structure as well as the Company’s cash flow activities and the sources and uses of funding during the three months ended March 31, 2011 and 2010. Refer to Note 4 to the Company’s Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information regarding the Company’s debt structure.

Debt modifications and amendments. On March 24, 2011, FDC executed a 2011 Extension Amendment (the “Amendment Agreement”) relating to its credit agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007, as further amended as of August 10, 2010, among FDC, the several lenders from time to time parties thereto and Credit Suisse AG as administrative agent (the “Credit Agreement”). The Credit Agreement, as amended pursuant to the Amendment Agreement, is referred to herein as the “Amended Credit Agreement.”

The effectiveness of the Amendment Agreement was subject to certain conditions, including, among other things, FDC having issued senior secured notes yielding gross cash proceeds in an amount not less than $750 million, the net cash proceeds of which shall have been used to repay term loans under FDC’s Credit Agreement within 90 days of the date of executing the Amendment Agreement (see “Debt offering” below). The senior secured notes were issued, as discussed further below, and the Amended Credit Agreement became effective on April 13, 2011.

Among other things, the Amendment Agreement:

(i) resulted in the extension of the maturity date of $1.0 billion of the Company’s revolving credit commitments (the Revolver Extension”) under the Amended Credit Agreement to the earliest of: (x) June 24, 2015, if on such date the

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

aggregate outstanding principal amount of FDC’s 9.875% senior notes due 2015 and 10.55% senior PIK notes due 2015 exceeds $750.0 million, (y) December 31, 2015, if on such date the aggregate outstanding principal amount of FDC’s 11.25% senior subordinated notes due 2016 exceeds $750.0 million and (z) September 24, 2016;

(ii) resulted in the extension of the maturity date of approximately $5.0 billion of term loans (consisting of approximately $4.5 billion of dollar denominated term loans and an amount of euro denominated term loans the dollar equivalent of which is approximately $0.5 billion (the “Term Loan Extension”)) under the Amended Credit Agreement to March 24, 2018;

(iii) provided for an increase in the interest rate applicable to the revolving credit loans subject to the Revolver Extension and the term loans subject to the Term Loan Extension (i) to a rate equal to, at FDC’s option, either (x) LIBOR for deposits in the applicable currency plus 400 basis points or (y) with regard to dollar denominated borrowings, a base rate plus 300 basis points;

(iv) provided for an increase in the commitment fee payable on the undrawn portion of the revolving credit commitments subject to the Revolver Extension to 75 basis points; and

(v) provided FDC with the ability to reduce the revolving credit commitments subject to the Revolver Extension while maintaining the revolving credit commitments not subject to the Revolver Extension in their original amount.

Immediately after the effectiveness of such amendments FDC effected a permanent reduction of the revolving credit commitments that are subject to the Revolver Extension in an amount equal to approximately $251.1 million.

Debt offering. On April 13, 2011, FDC issued and sold $750 million aggregate principal amount of 7.375% senior secured notes due June 15, 2019. Interest on the notes will be payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2011. In accordance with the terms of FDC’s Amended Credit Agreement, FDC used the net proceeds from the offering of approximately $735 million to repay a portion of its outstanding senior secured term loans, including $0.3 billion of the $5.0 billion that was extended, until 2018 under the Amendment Agreement discussed above.

Debt restructuring and related financing costs. In connection with the debt modification and amendments and the debt offering discussed above, FDC recorded costs of approximately $40 million.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At March 31, 2011 and December 31, 2010, the Company held $335.5 million and $509.5 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by Integrated Payment Systems Inc. (“IPS”) that are not available to fund any operations outside of the IPS business. In addition, cash and cash equivalents also includes amounts held by the Banc of America Merchant Services, LLC (“BAMS”) alliance, which is consolidated by the Company, that are not available to fund operations outside of the alliance. At March 31, 2011 and December 31, 2010, the cash and cash equivalents held by IPS and the BAMS alliance totaled $42.1 million and $127.0 million, respectively. All other domestic cash balances, to the extent available, are used to fund FDC’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at March 31, 2011 and December 31, 2010 totaling $203.4 million and $200.6 million, respectively. As of March 31, 2011, there was approximately $60 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. FDC plans to fund any cash needs in 2011 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash flows from operating activities.

	Three months ended March 31,
Source/(use) (in millions)	2011	2010
Net loss	$(184.5)	$(208.4)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	367.1	379.2
Charges related to other operating expenses and other income (expense)	38.9	4.0
Other non-cash and non-operating items, net	(11.3)	56.6
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	204.8	108.8
Other assets, current and long-term	56.9	75.9
Accounts payable and other liabilities, current and long-term	(200.7)	(405.6)
Income tax accounts	(162.8)	(181.1)

Net cash provided by (used in) operating activities	$108.4	$(170.6)

Cash flows provided by (used in) operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

FDC’s operating cash flow is impacted by its level of debt. Approximately $353 million and $506 million in cash interest was paid during the three months ended March 31, 2011 and 2010, respectively.

The Company’s operating cash flows are impacted by fluctuations in working capital. During 2011, such fluctuations included, most significantly, sources related to the collection of receivables and distributions of earnings received from alliances. Such sources were offset by uses of cash associated with timing of payments for various liabilities including the semi-annual payments of interest on senior unsecured debt discussed above and incentive compensation earned in 2010.

During 2010, uses of cash were associated with timing of payments for various liabilities including semi-annual payments of interest on senior unsecured debt and incentive compensation earned in 2009. Such uses were offset by sources related to the collection of receivables and distributions of earnings received from alliances.

Operating cash flows for both the three months ended March 31, 2011 and 2010 were impacted by the Company being in a net operating loss carryforward position for U.S. federal income tax purposes. As a result, the Company has not received cash for any of the income tax benefit recorded in the respective three-month periods related to U.S. federal income taxes.

Cash flows from operating activities increased in 2011 compared to 2010 due most significantly to a decrease in payments for various liabilities the most significant of which were interest payments as a result of the December 2010 debt exchange. Payments on the new notes are paid semi-annually in January and July with the first and only payment for 2011 occurring in July 2011.

FDC anticipates funding operations throughout 2011 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash flows from investing activities.

	Three months ended March 31,
Source/(use) (in millions)	2011	2010
Current period acquisitions, net of cash acquired	$(0.2)	$(0.4)
Payments related to other businesses previously acquired	—	(1.3)
Proceeds from dispositions, net of expenses paid and cash disposed	—	21.2
Additions to property and equipment	(56.6)	(32.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(52.4)	(48.5)
Other investing activities	1.4	18.0

Net cash used in investing activities	$(107.8)	$(43.8)

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

Capital expenditures. Capital expenditures are estimated to be approximately $400 million for the full year in 2011 and are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility.

Other investing activities. The source of cash in 2010 related to a decrease in regulatory, restricted and escrow cash balances.

Cash flows from financing activities.

	Three months ended March 31,
Source/(use) (in millions)	2011	2010
Short-term borrowings, net	$(78.9)	$289.0
Debt modification and related financing costs	(18.6)	—
Principal payments on long-term debt	(14.9)	(56.5)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(66.1)	(24.8)
Redemption of Parent’s redeemable common stock	(0.2)	—
Cash dividends	—	(4.7)

Net cash (used in) provided by financing activities	$(178.7)	$203.0

Short-term borrowings, net. The use of cash related to short-term borrowings in 2011 resulted primarily from net paydowns on the Company’s credit lines used to prefund settlement activity. The source of cash related to short-term borrowings in 2010 resulted primarily from net borrowings on FDC’s senior secured revolving credit facility.

As of March 31, 2011, FDC’s senior secured revolving credit facility had commitments from nondefaulting financial institutions to provide $1,769.4 million of credit. As of and during the three months ended March 31, 2011 and as of December 31, 2010, FDC had no borrowings outstanding against the facility other than the letters of credit discussed below. Therefore, as of March 31, 2011, $1,718.6 million remained available under this facility. Subsequent to the April 2011 debt modification and amendments discussed above, the Company has total commitments under the facility from nondefaulting financial institutions, before considering any outstanding borrowings or letters of credit, to provide $1,518.3 million of credit.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

FDC utilizes its revolving credit facility on a short-term basis to fund investing or operating activities when cash flows from operating activities are not sufficient. The Company believes the capacity under its senior secured revolving credit facility is sufficient to meet its short-term liquidity needs. The senior secured revolving credit facility can be used for working capital and general corporate purposes.

Debt modification and related financing costs. FDC paid $18.6 million in fees related to the December 2010 debt exchange during the first quarter of 2011.

Principal payments on long-term debt. The Company made payments of $32.1 million related to its senior secured term loan facility during the three months ended March 31, 2010. In August 2010, in conjunction with a debt modification, proceeds from the issuance of senior notes were used to prepay a portion of the principal balances of FDC’s senior secured term loans which satisfied the future quarterly principal payments until September 2014.

Payments for capital leases totaled $14.9 million and $24.3 million for the three months ended March 31, 2011 and 2010, respectively.

As of May 12, 2011, FDC’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). The Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests. Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests primarily represent distributions of earnings.

Cash dividends. The Company paid cash dividends to First Data Holdings Inc. in 2010.

Letters, lines of credit and other.

	Total Available		Total Outstanding

	As of March 31,	As of December 31,	As of March 31,	As of December 31,
(in millions)	2011	2010	2011	2010

Letters of credit (a)	$500.0	$500.0	$50.8	$51.9
Lines of credit and other (b)	$383.1	$428.3	$108.5	$180.3

(a)	Up to $500 million of FDC’s senior secured revolving credit facility is available for letters of credit, of which $50.8 million and $51.9 million of letters of credit were issued under the facility as of March 31, 2011 and December 31, 2010, respectively. Outstanding letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding during the three months ended March 31, 2011 was approximately $52 million. All letters of credit expire prior to March 18, 2012 with a one-year renewal option. FDC expects to renew most of the letters of credit prior to expiration.
(b)	As of March 31, 2011, represents $288.3 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. FDC cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, FDC had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, FDC will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant non-cash transactions. During the three months ended March 31, 2011 and 2010, the principal amount of FDC’s senior PIK (Payment In-Kind) notes due 2015 increased by $35.6 million and $176.6 million, respectively, resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on FDC’s senior PIK notes due 2015 will be required to be paid in cash and the first such payment will be due in March 2012.

During the three months ended March 31, 2011 and 2010, the Company entered into capital leases totaling approximately $99 million and $37 million, respectively.

Guarantees and covenants. For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and covenants” and “Covenant compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2010 Annual Report on Form 10-K. As of March 31, 2011, the Company is in compliance

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $12,343.8 million, Consolidated EBITDA of $2,673.8 million and a Ratio of 4.62 to 1.00 compared to the maximum ratio allowed by the covenant of 6.75 to 1.00.

The calculation of Consolidated EBITDA under FDC’s senior secured term loan facility is as follows (in millions):

Last twelve months ended March 31, 2011
Net loss attributable to First Data Corporation	$(998.8)
Interest expense, net (1)	1,782.3
Income tax benefit	(333.7)
Depreciation and amortization (2)	1,513.9

EBITDA (14)	1,963.7
Stock based compensation (3)	14.9
Other items (4)	137.8
Official check and money order EBITDA (5)	27.5
Cost of technology and savings initiatives (6)	53.4
KKR related items (7)	32.2
Debt issuance costs (8)	10.4
Divested business (9)	(1.1)
Projected near-term cost savings and revenue enhancements (10)	243.0
Net income attributable to noncontrolling interests (11)	175.8
Equity entities taxes, depreciation and amortization (12)	13.9
Other (13)	2.3

Consolidated EBITDA (14)	$2,673.8

(1)	Includes interest expense and interest income.
(2)	Includes amortization of initial payments for new contracts, which is recorded as a contra-revenue within “Transaction and processing service fees” of $38.6 million and amortization related to equity method investments, which is netted within the “Equity earnings in affiliates” line of $70.4 million.
(3)	Stock based compensation recognized as expense.
(4)	Other items include net restructuring, impairments, litigation and regulatory settlements, investment gains and losses, derivative financial instruments gains and losses, net divestitures, non-operating foreign currency gains and losses and other as applicable to the period presented.
(5)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to FDC’s wind down of these businesses.
(6)	Represents costs directly associated with the termination of the Chase Paymentech alliance and expenses related to the conversion of certain Banc of America Merchant Services alliance merchant clients onto First Data platforms, all of which are considered business optimization projects, and other technology initiatives.
(7)	Represents KKR annual sponsorship fees for management, consulting, financial and other advisory services.
(8)	Debt issuance costs represent non-capitalized costs associated with issuing debt and modifying FDC’s debt structure.
(9)	Reflects the release of reserves related to a previously divested company.
(10)	Reflects cost savings and revenue enhancements projected to be achieved within twelve months on an annualized basis. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives described in Note 6, the BAMS alliance, operations and technology initiatives, headcount reductions and other addressable spend reductions.
(11)	Net income attributable to noncontrolling interests in restricted subsidiaries.
(12)	Represents FDC’s proportional share of income taxes, depreciation, and amortization on equity method investments.
(13)	Includes non-capitalized merger and acquisition costs and losses on equity method investments.
(14)

EBITDA is defined as net income (loss) attributable to First Data Corporation before net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under U.S. generally accepted accounting principles (“GAAP”) and does not purport to be an alternative to net income (loss) attributable to First Data Corporation as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of FDC’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain non-cash items, non-recurring items that FDC does not expect to continue at the same level in the future and certain items management believes will impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis (see Note 10 above). Consolidated EBITDA is further adjusted to add net income attributable to noncontrolling interests of certain non-wholly-owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing FDC’s senior unsecured debt and/or senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing FDC’s senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-Balance Sheet Arrangements. During the three months ended March 31, 2011 and 2010, the Company did not engage in any off-balance sheet financing activities.

Contractual Obligations. During the three months ended March 31, 2011, there were no material changes outside the ordinary course of business in the Company’s contractual obligations and commercial commitments from those reported at December 31, 2010 in the Company’s Annual Report on Form 10-K.

In April 2011, as discussed above within “Capital Resources and Liquidity,” the Company amended its credit agreement to, among other things, provide for the extension of approximately $5.0 billion of its outstanding senior secured term loans from 2014 to 2018. Additionally, the Company issued $750 million aggregate principal amount of 7.375% senior secured notes due June 15, 2019. The net proceeds from the new notes were used to pay down a portion of the Company’s senior secured term loans, including $0.3 billion of the $5.0 billion that was extended until 2018. The combined effect of these events did not materially impact the total amount of the Company’s outstanding obligations but extended the maturity of approximately $5.4 billion of obligations from 2014 to 2018 and after.

Critical Accounting Policies. The Company’s critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Guidance. There were no new accounting pronouncements for the three months ended March 31, 2011 that were expected to have a material effect on the operations of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 related to its exposure to market risk from interest rates or foreign currency.

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

Evaluation of disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”). There were no material developments in the litigation matters previously disclosed in the Annual Report.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

On May 10, 2011, the Company’s Governance, Compensation and Nominations Committee recommended, and the Company’s Board of Directors approved, an amendment to the Company’s By-laws, effective May 10, 2011, to clarify the Board of Directors and committees of the Board of Directors use of electronic means to approve matters in Article II, Section 6. A copy of the Company’s By-laws, as so amended, is attached as Exhibit 3(ii) to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3(ii)	Company By-laws.

10.1	2011 Extension Agreement, dated as of March 24, 2011, among First Data Corporation, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 13, 2011).

10.2	Indenture, dated as of April 13, 2011, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 13, 2011).

10.3	Company’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2011.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: May 13, 2011	By	/s/ Jonathan J. Judge
Jonathan J. Judge
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By	/S/ RAY E. WINBORNE
Ray E. Winborne
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3(ii)	Company By-laws.

10.1	2011 Extension Agreement, dated as of March 24, 2011, among First Data Corporation, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 13, 2011).

10.2	Indenture, dated as of April 13, 2011, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 13, 2011).

10.3	Company’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2011.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.