Form 10-Q
period 2011-06-30
FIRST DATA CORP
filed 2011-08-12
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$939.5	$883.8	$1,772.5	$1,676.2
Check services	84.5	97.8	168.5	188.3
Card services (a)	439.2	431.1	868.8	864.3
Other services	130.2	144.6	266.6	276.7
Product sales and other (a)	217.4	207.5	414.3	402.3
Reimbursable debit network fees, postage and other	939.0	849.9	1,803.3	1,609.0

	2,749.8	2,614.7	5,294.0	5,016.8

Expenses:
Cost of services (exclusive of items shown below)	719.5	752.8	1,436.0	1,508.3
Cost of products sold	92.5	99.7	183.3	175.0
Selling, general and administrative	438.6	395.9	850.3	774.6
Reimbursable debit network fees, postage and other	939.0	849.9	1,803.3	1,609.0
Depreciation and amortization	329.8	347.4	671.6	698.7
Other operating expenses:
Restructuring, net	18.4	23.9	31.0	36.4
Litigation and regulatory settlements	—	(1.7)	—	(2.0)

	2,537.8	2,467.9	4,975.5	4,800.0

Operating profit	212.0	146.8	318.5	216.8

Interest income	1.9	1.4	3.8	3.4
Interest expense	(462.3)	(450.9)	(904.6)	(899.8)
Other income (expense)	(1.4)	24.8	(27.7)	33.0

	(461.8)	(424.7)	(928.5)	(863.4)

Loss before income taxes and equity earnings in affiliates	(249.8)	(277.9)	(610.0)	(646.6)
Income tax benefit	(88.1)	(122.4)	(236.1)	(260.5)
Equity earnings in affiliates	33.5	33.3	61.2	55.5

Net loss	(128.2)	(122.2)	(312.7)	(330.6)
Less: Net income attributable to noncontrolling interests	47.6	49.0	80.2	80.7

Net loss attributable to First Data Corporation	$(175.8)	$(171.2)	$(392.9)	$(411.3)

(a)

Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $36.5 million and $72.2 million for the three and six months ended June 30, 2011, respectively, and $34.6 million and $64.7 million for the comparable periods in 2010.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)	As of June 30, 2011 (Unaudited)	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$611.5	$509.5
Accounts receivable, net of allowance for doubtful accounts of $23.2 (2011) and $20.3 (2010)	1,876.4	2,169.6
Settlement assets	6,883.6	6,694.0
Other current assets	439.1	413.4

Total current assets	9,810.6	9,786.5

Property and equipment, net of accumulated depreciation of $791.9 (2011) and $691.6 (2010)	962.9	952.0
Goodwill	17,444.5	17,296.9
Customer relationships, net of accumulated amortization of $2,872.0 (2011) and $2,490.5 (2010)	4,894.6	5,223.7
Other intangibles, net of accumulated amortization of $1,148.2 (2011) and $975.8 (2010)	1,930.1	1,931.0
Investment in affiliates	1,201.7	1,208.2
Long-term settlement assets	242.7	365.1
Other long-term assets	803.2	780.7

Total assets	$37,290.3	$37,544.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$197.0	$180.9
Short-term and current portion of long-term borrowings	169.7	270.5
Settlement obligations	7,125.2	7,058.9
Other current liabilities	1,500.1	1,353.7

Total current liabilities	8,992.0	8,864.0

Long-term borrowings	22,584.3	22,438.8
Long-term deferred tax liabilities	826.4	1,013.7
Other long-term liabilities	1,023.7	1,139.6

Total liabilities	33,426.4	33,456.1

Commitments and contingencies (See Note 7)
Redeemable noncontrolling interest	45.4	28.1
First Data Corporation stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2011 and 2010)	—	—
Additional paid-in capital	7,385.6	7,395.1

Paid-in capital	7,385.6	7,395.1
Accumulated loss	(6,556.8)	(6,163.9)
Accumulated other comprehensive loss	(436.1)	(636.9)

Total First Data Corporation stockholder’s equity	392.7	594.3

Noncontrolling interests	3,425.8	3,465.6

Total equity	3,818.5	4,059.9

Total liabilities and equity	$37,290.3	$37,544.1

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(312.7)	$(330.6)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	725.0	753.8
Charges related to other operating expenses and other income (expense)	58.7	1.4
Other non-cash and non-operating items, net	(1.2)	138.3
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	291.6	264.8
Other assets, current and long-term	80.0	149.6
Accounts payable and other liabilities, current and long-term	64.6	(225.8)
Income tax accounts	(271.2)	(327.9)

Net cash provided by operating activities	634.8	423.6

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	(13.3)	(0.9)
Payments related to other businesses previously acquired	—	(1.3)
Proceeds from dispositions, net of expenses paid and cash disposed	1.7	21.2
Additions to property and equipment	(111.8)	(95.4)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(103.7)	(82.0)
Other investing activities	0.7	18.0

Net cash used in investing activities	(226.4)	(140.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(110.1)	8.3
Debt modification and related financing costs	(39.7)	—
Principal payments on long-term debt	(35.0)	(119.5)
Proceeds from sale-leaseback transactions	7.3	—
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(131.2)	(86.7)
Purchase of noncontrolling interest	—	(213.3)
Redemption of Parent’s redeemable common stock	(0.3)	(0.8)
Cash dividends	—	(14.9)

Net cash used in financing activities	(309.0)	(426.9)

Effect of exchange rate changes on cash and cash equivalents	2.6	(9.6)

Change in cash and cash equivalents	102.0	(153.3)

Cash and cash equivalents at beginning of period	509.5	737.0

Cash and cash equivalents at end of period	$611.5	$583.7

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

			First Data Corporation Shareholder
Six months ended June 30, 2011 (in millions)	Total	Comprehensive Income (Loss)	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2010	$4,059.9		$(6,163.9)	$(636.9)	0.0	$7,395.1	$3,465.6
Dividends and distributions paid to noncontrolling interests	(114.3)						(114.3)
Comprehensive loss:
Net (loss) income (a)	(328.0)	$(328.0)	(392.9)				64.9
Other comprehensive income, net of taxes:
Unrealized gains on securities	0.6	0.6		0.6
Unrealized gains on hedging activities	46.8	46.8		46.8
Foreign currency translation adjustment	163.0	163.0		153.4			9.6

Other comprehensive income		210.4

Comprehensive loss		$(117.6)

Adjustment to redemption value of redeemable noncontrolling interest	(18.9)					(18.9)
Stock compensation expense and other	9.4					9.4

Balance, June 30, 2011	$3,818.5		$(6,556.8)	$(436.1)	0.0	$7,385.6	$3,425.8

Six months ended June 30, 2010 (in millions)
Balance, December 31, 2009	$5,100.1		$(5,127.3)	$(681.7)	0.0	$7,394.3	$3,514.8
Dividends and distributions paid to noncontrolling interests	(74.8)						(74.8)
Purchase of noncontrolling interest	—					(2.5)	2.5
Comprehensive loss:
Net (loss) income (a)	(348.9)	$(348.9)	(411.3)				62.4
Other comprehensive loss, net of taxes:
Unrealized gains on securities	6.0	6.0		6.0
Unrealized gains on hedging activities	29.6	29.6		29.6
Foreign currency translation adjustment	(273.4)	(273.4)		(264.8)			(8.6)
Pension liability adjustment	2.2	2.2		2.2

Other comprehensive loss		(235.6)

Comprehensive loss		$(584.5)

Adjustment to redemption value of redeemable noncontrolling interests	(7.0)					(7.0)
Stock compensation expense and other	5.8					5.8
Cash dividends paid by First Data Corporation to Parent	(14.9)		(14.9)

Balance, June 30, 2010	$4,424.7		$(5,553.5)	$(908.7)	0.0	$7,390.6	$3,496.3

(a)

The total net loss presented in the Consolidated Statements of Equity for the six months ended June 30, 2011 and 2010 is $15.3 million and $18.3 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Net loss (a)	$(136.0)	$(132.0)	$(328.0)	$(348.9)
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	1.2	6.1	0.6	6.0
Unrealized gains on hedging activities	20.0	19.9	46.8	29.6
Foreign currency translation adjustment	32.4	(153.3)	163.0	(273.4)
Pension liability adjustment	0.2	0.1	(0.0)	2.2

Total other comprehensive income (loss), net of tax	53.8	(127.2)	210.4	(235.6)

Comprehensive loss	(82.2)	(259.2)	(117.6)	(584.5)
Less: Comprehensive income attributable to noncontrolling interests	49.2	36.7	74.5	53.8

Comprehensive loss attributable to First Data Corporation	$(131.4)	$(295.9)	$(192.1)	$(638.3)

(a)

The net loss presented in the Consolidated Statements of Comprehensive Income (Loss) is greater than the amounts presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity which totaled $7.8 million and $15.3 million for the three and six months ended June 30, 2011, respectively and $9.8 million and $18.3 million for the three and six months ended June 30, 2010, respectively.

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2011, the consolidated results of its operations and comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 and the consolidated cash flows and changes in equity for the six months ended June 30, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Amortization of initial payments for new contracts	$10.1	$9.1	$19.7	$18.7
Amortization related to equity method investments	$18.0	$18.1	$33.7	$36.4

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Interchange fees and assessments	$4,907.7	$4,465.8	$9,382.0	$8,535.4
Debit network fees	$797.5	$708.8	$1,523.2	$1,313.5

New Accounting Guidance

In May 2011, the Financial Accounting Standards Board revised its guidance on fair value measurements. The amendment clarifies certain aspects of the Board’s intent for the application of existing fair value measurement requirements and additionally changes certain requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company during the first quarter of 2012. Management is currently assessing the impact of the revised guidance on its fair value measurements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Investment gains	$—	$—	$—	$1.8
Derivative financial instruments gains (losses)	6.2	(2.1)	(5.1)	(26.8)
Divestitures, net	(0.9)	—	(0.9)	20.0
Non-operating foreign currency (losses) and gains	(6.7)	26.9	(21.7)	38.0

Other income (expense)	$(1.4)	$24.8	$(27.7)	$33.0

Supplemental Cash Flow Information

During the six months ended June 30, 2011 and 2010, the principal amount of FDC’s senior Payment In-Kind (“PIK”) notes due 2015 increased by $35.6 million and $176.6 million, respectively, resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on FDC’s senior PIK notes due 2015 will be required to be paid in cash and the first such payment will be due in March 2012.

During the six months ended June 30, 2011 and 2010, the Company entered into capital leases totaling approximately $116 million and $45 million, respectively.

Refer to Note 9 of these Consolidated Financial Statements for information concerning the Company’s stock-based compensation plans.

Note 3: Restructuring

Restructuring Charges and Reversal of Restructuring Accruals

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
Three months ended June 30, 2011 (in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	260	$(1.2)	$(0.4)	$(16.0)	$(1.6)	$(19.2)
Restructuring accrual reversal		0.1	—	0.2	0.5	0.8

Total pretax charge, net of reversals		$(1.1)	$(0.4)	$(15.8)	$(1.1)	$(18.4)

		Pretax Benefit (Charge)
Six months ended June 30, 2011 (in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	520	$(2.7)	$(5.6)	$(22.5)	$(2.8)	$(33.6)
Restructuring accrual reversal		0.8	—	0.9	0.9	2.6

Total pretax charge, net of reversals		$(1.9)	$(5.6)	$(21.6)	$(1.9)	$(31.0)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

		Pretax Benefit (Charge)
Three months ended June 30, 2010 (in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	580	$(6.0)	$(1.7)	$(6.3)	$(13.3)	$(27.3)
Restructuring accrual reversal		0.1	0.5	1.9	0.9	3.4

Total pretax charge, net of reversals		$(5.9)	$(1.2)	$(4.4)	$(12.4)	$(23.9)

		Pretax Benefit (Charge)
Six months ended June 30, 2010 (in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	720	$(6.7)	$(7.1)	$(12.7)	$(17.4)	$(43.9)
Restructuring accrual reversal		0.3	0.7	4.2	2.3	7.5

Total pretax charge, net of reversals		$(6.4)	$(6.4)	$(8.5)	$(15.1)	$(36.4)

The Company recorded restructuring charges during the three and six months ended June 30, 2011 and 2010 in connection with management’s alignment of the business with strategic objectives. Similar initiatives are expected to occur in future periods resulting in additional restructuring charges. Restructuring charges in 2010 also resulted from domestic site consolidations as well as the termination of certain management positions across the organization including the reorganization of executive officers.

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2011:

(in millions)	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2011	$38.7	$0.2
Expense provision	33.6	—
Cash payments and other	(34.2)	—
Changes in estimates	(2.5)	(0.1)

Remaining accrual as of June 30, 2011	$35.6	$0.1

Note 4: Borrowings

Senior Secured Revolving Credit Facility

An affiliate of Lehman Brothers Holdings Inc. provided a commitment in the amount of $230.6 million of the Company’s revolving credit facility. After filing for bankruptcy in September 2008, the affiliate did not participate in requests for funding under the Credit Agreement. In June 2011, the commitment was terminated. In addition, as discussed below, the aggregate revolving credit commitments were reduced by $254.1 million in April 2011.

As of June 30, 2011, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit, of which $44.9 million and $51.9 million were issued as of June 30, 2011 and December 31, 2010, respectively. FDC had no borrowings outstanding against this facility as of June 30, 2011 or as of December 31, 2010 other than the letters of credit discussed above. At June 30, 2011, $1,470.4 million remained available under this facility after considering the outstanding letters of credit. The maximum amounts outstanding against this facility during both the three and six months ended June 30, 2011 were approximately $43 million.

Other Short-Term Borrowings

As of June 30, 2011 and December 31, 2010, FDC had approximately $367 million and $428 million available, respectively, under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty and the euro. Certain of these arrangements are uncommitted but FDC had $74.2 million and $150.6 million of borrowings outstanding against them as of June 30, 2011 and December 31, 2010, respectively. The total amounts outstanding against short-term lines of credit and other arrangements were $77.1 million and $180.3 million as of June 30, 2011 and December 31, 2010, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Senior Secured Term Loan Facility

The original terms of FDC’s senior secured term loan facility required the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. However, in conjunction with a debt modification in August 2010 as well as with the modification and amendment discussed below, proceeds from the issuance of new notes were used to prepay portions of the principal balances of FDC’s senior secured term loans which satisfied the future quarterly principal payments until March 2018. Therefore, the Company made no principal payments during the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010, the Company paid $32.0 million and $64.1 million, respectively, of principal payments on the senior secured term loan facility in accordance with the original provisions, of which $29.8 million and $59.5 million, respectively, related to the U.S. dollar denominated loan and $2.2 million and $4.6 million, respectively, related to the euro denominated loan.

10.55% Senior Payment In-Kind (“PIK”) Notes

The terms of FDC’s 10.55% senior PIK notes due 2015 require that interest on the notes for the period up to and including September 30, 2011 be paid entirely by increasing the principal amount of the outstanding notes or by issuing senior PIK notes. During the six months ended June 30, 2011 and 2010, FDC increased the principal amount of these notes by $35.6 and $176.6 million, respectively, in accordance with this provision. The principal amount was not increased during the three months ended June 30, 2011 and 2010.

2010 Debt Financing Costs

During the six months ended June 30, 2011, the Company paid $18.6 million in fees that were recorded in 2010 related to the December 2010 debt exchange.

Modifications and Amendment to the Senior Secured Credit Facilities

On March 24, 2011, FDC executed a 2011 Extension Amendment (the “Amendment Agreement”) relating to its credit agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007, as further amended as of August 10, 2010, among FDC, the several lenders from time to time parties thereto and Credit Suisse AG, as administrative agent (the “Credit Agreement”). The Credit Agreement, as amended pursuant to the Amendment Agreement, is referred to below as the “Amended Credit Agreement.”

The Amendment Agreement, which became effective on April 13, 2011, among other things:

(i) resulted in the extension of the maturity date of $1.0 billion, after giving effect to the reduction discussed below, of the Company’s revolving credit commitments (the “Revolver Extension”) under the Amended Credit Agreement to the earliest of: (x) June 24, 2015, if on such date the aggregate outstanding principal amount of FDC’s 9.875% senior notes due 2015 and 10.55% senior PIK notes due 2015 exceeds $750.0 million, (y) December 31, 2015, if on such date the aggregate outstanding principal amount of FDC’s 11.25% senior subordinated notes due 2016 exceeds $750.0 million and (z) September 24, 2016;

(ii) resulted in the extension of the maturity date of approximately $5.0 billion of term loans (consisting of approximately $4.5 billion of dollar denominated term loans and an amount of euro denominated term loans the dollar equivalent of which is approximately $0.5 billion (the “Term Loan Extension”)) under the Amended Credit Agreement to March 24, 2018;

(iii) provided for an increase in the interest rate applicable to the revolving credit loans subject to the Revolver Extension and the term loans subject to the Term Loan Extension to a rate equal to, at FDC’s option, either (x) LIBOR for deposits in the applicable currency plus 400 basis points or (y) with regard to dollar denominated borrowings, a base rate plus 300 basis points;

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

Accordingly, when the Amended Credit Agreement became effective, the Company immediately effected a permanent reduction of the revolving credit commitments that are subject to the Revolver Extension in an amount equal to $254.1 million.

Debt Offering. On April 13, 2011, FDC issued and sold $750 million aggregate principal amount of 7.375% senior secured notes due June 15, 2019. Interest on the notes will be payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2011. In accordance with the terms of FDC’s Amended Credit Agreement, FDC used the net proceeds from the offering to repay approximately $735 million of its outstanding senior secured term loans, including $0.3 billion of the $5.0 billion that was extended until 2018 under the Amendment Agreement discussed above.

FDC may redeem the Notes, in whole or in part, at any time on or after June 15, 2015 at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and a make-whole premium. Thereafter, FDC

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Related Financing Costs. In connection with the debt modification and amendments and the debt offering discussed above, the Company incurred costs of $38.8 million, a significant portion of which was recorded as discounts on the debt and will be amortized to interest expense over the remaining terms of the loans.

Note 5: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following tables present the Company’s operating segment results for the three and six months ended June 30, 2011 and 2010:

Three months ended June 30, 2011 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$740.9	$337.7	$341.5	$28.0	$1,448.1
Product sales and other	102.8	6.9	100.3	9.1	219.1
Equity earnings in affiliates (a)	—	—	9.7	—	9.7

Total segment reporting revenues	$843.7	$344.6	$451.5	$37.1	$1,676.9

Internal revenue	$4.6	$9.8	$2.4	$—	$16.8
External revenue	839.1	334.8	449.1	37.1	1,660.1
Depreciation and amortization	138.6	89.0	81.9	9.5	319.0
Segment EBITDA	352.2	142.5	119.1	(52.7)	561.1
Other operating expenses and other income (expense) excluding divestitures	(21.5)	(0.3)	(14.1)	17.0	(18.9)

Three months ended June 30, 2010 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$750.2	$341.5	$297.6	$36.1	$1,425.4
Product sales and other	103.5	9.9	82.5	13.5	209.4
Equity earnings in affiliates (a)	—	—	7.0	—	7.0

Total segment reporting revenues	$853.7	$351.4	$387.1	$49.6	$1,641.8

Internal revenue	$4.8	$9.5	$2.0	$—	$16.3
External revenue	848.9	341.9	385.1	49.6	1,625.5
Depreciation and amortization	168.8	91.9	68.4	10.2	339.3
Segment EBITDA	344.9	134.6	73.0	(39.6)	512.9
Other operating expenses and other income (expense) excluding divestitures	16.2	0.5	(4.0)	(10.1)	2.6

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Six months ended June 30, 2011 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,405.0	$669.2	$665.2	$60.2	$2,799.6
Product sales and other	203.5	13.0	184.8	16.7	418.0
Equity earnings in affiliates (a)	—	—	16.8	—	16.8

Total segment reporting revenues	$1,608.5	$682.2	$866.8	$76.9	$3,234.4

Internal revenue	$9.0	$20.5	$4.6	$—	$34.1
External revenue	1,599.5	661.7	862.2	76.9	3,200.3
Depreciation and amortization	294.3	175.7	155.9	21.9	647.8
Segment EBITDA	637.7	279.2	210.8	(98.8)	1,028.9
Other operating expenses and other income (expense) excluding divestitures	(21.8)	(5.5)	(19.8)	(10.7)	(57.8)

Six months ended June 30, 2010 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,401.8	$679.8	$598.7	$75.0	$2,755.3
Product sales and other	189.1	17.7	166.3	32.8	405.9
Equity earnings in affiliates (a)	—	—	13.8	—	13.8

Total segment reporting revenues	$1,590.9	$697.5	$778.8	$107.8	$3,175.0

Internal revenue	$9.0	$18.0	$4.2	$—	$31.2
External revenue	1,581.9	679.5	774.6	107.8	3,143.8
Depreciation and amortization	337.2	175.9	142.3	24.9	680.3
Segment EBITDA	594.2	267.7	151.1	(75.8)	937.2
Other operating expenses and other income (expense) excluding divestitures	12.8	(4.4)	(8.1)	(21.7)	(21.4)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Segment Revenues:
Total reported segments	$1,639.8	$1,592.2	$3,157.5	$3,067.2
All Other and Corporate	37.1	49.6	76.9	107.8
Adjustment to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(3.9)	(4.7)	(6.8)	(14.6)
Eliminations of intersegment revenues	(16.8)	(16.3)	(34.1)	(31.2)

Adjusted revenue	1,656.2	1,620.8	3,193.5	3,129.2

Adjustment to reconcile to Consolidated revenues:
Adjustments for non-wholly-owned entities (c)	50.1	57.7	98.1	110.1
Official check and money order revenues (b)	3.9	4.7	6.8	14.6
ISO commission expense	100.6	81.6	192.3	153.9
Reimbursable debit network fees, postage and other	939.0	849.9	1,803.3	1,609.0

Consolidated revenues	$2,749.8	$2,614.7	$5,294.0	$5,016.8

Segment EBITDA:
Total reported segments	$613.8	$552.5	$1,127.7	$1,013.0
All Other and Corporate	(52.7)	(39.6)	(98.8)	(75.8)

Adjusted EBITDA	561.1	512.9	1,028.9	937.2

Adjustments to reconcile to “Net loss attributable to First Data Corporation”:
Divested businesses	—	1.4	—	1.4
Adjustments for non-wholly-owned entities (c)	10.9	7.8	24.1	18.0
Depreciation and amortization	(329.8)	(347.4)	(671.6)	(698.7)
Interest expense	(462.3)	(450.9)	(904.6)	(899.8)
Interest income	1.9	1.4	3.8	3.4
Other items (d)	(22.5)	2.6	(66.9)	(1.4)
Income tax benefit	88.1	122.4	236.1	260.5
Stock-based compensation	(4.4)	(1.2)	(8.5)	(6.5)
Official check and money order EBITDA (b)	1.2	1.2	1.3	7.6
Costs of alliance conversions	(6.7)	(5.9)	(13.0)	(11.7)
Stock plan modification expenses	—	(7.8)	—	(7.8)
KKR related items	(9.8)	(7.7)	(19.0)	(13.5)
Debt issuance costs	(3.5)	—	(3.5)	—

Net loss attributable to First Data Corporation	$(175.8)	$(171.2)	$(392.9)	$(411.3)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment assets are as follows:

(in millions)	As of June 30, 2011	As of December 31, 2010
Assets:
Retail and Alliance Services	$24,293.9	$24,673.8
Financial Services	4,809.7	4,982.2
International	5,545.6	5,186.7
All Other and Corporate	2,641.1	2,701.4

Consolidated	$37,290.3	$37,544.1

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Depreciation and amortization:
Total reported segments	$309.5	$329.1	$625.9	$655.4
All Other and Corporate	9.5	10.2	21.9	24.9

	319.0	339.3	647.8	680.3

Adjustments to reconcile to consolidated depreciation and amortization:
Adjustments for non-wholly-owned entities	28.8	26.2	57.5	54.8
Amortization of initial payments for new contracts	10.1	9.1	19.7	18.7

Total consolidated depreciation and amortization	$357.9	$374.6	$725.0	$753.8

Note 6: Redeemable Noncontrolling Interest

The following table presents a summary of the redeemable noncontrolling interest activity:

	Six months ended June 30,
(in millions)	2011	2010
Balance as of January 1	$28.1	$226.9
Distributions	(16.9)	(11.9)
Share of income	15.3	18.3
Purchase of noncontrolling interests	—	(213.3)
Adjustment to redemption value of redeemable noncontrolling interest	18.9	7.0
Other	—	0.1

Balance as of June 30	$45.4	$27.1

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The estimated range of reasonably possible losses is based on currently available information and involves elements of judgment and significant uncertainties. As additional information becomes available and the resolution of the uncertainties become more apparent, it is possible that actual losses may exceed even the high end of the estimated range.

Other

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Note 8: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Service costs	$0.8	$0.8	$1.6	$1.6
Interest costs	10.1	9.7	20.0	19.8
Expected return on plan assets	(11.8)	(9.8)	(23.4)	(20.0)
Amortization	0.3	0.5	0.6	1.1

Net periodic benefit expense/(income)	$(0.6)	$1.2	$(1.2)	$2.5

The Company estimates pension plan contributions for 2011 to be approximately $30 million. During the six months ended June 30, 2011, approximately $16 million was contributed to the United Kingdom plan and no contributions were made to the U.S. plan.

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

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Total stock-based compensation expense (pretax)	$4.4	$1.2	$8.9	$6.5

The amount of stock-based compensation expense recognized in the three months ended June 30, 2011 as compared to the same period in 2010 was higher due to a forfeiture rate adjustment made during the three months ended June 30, 2010.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Options

During the six months ended June 30, 2011 time-based and performance-based options were granted under the stock plan. The time-based options granted vest equally over a three to five year period and performance-based options vest based upon the Company achieving certain EBITDA targets.

As of June 30, 2011 there was approximately $110 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options. Approximately $23 million will be recognized over a weighted-average period of approximately 2.5 years while approximately $87 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

The fair value of Holdings stock options granted for the six months ended June 30, 2011 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Six months ended June 30, 2011
Risk-free interest rate	2.89%
Dividend yield	—
Volatility	54.72%
Expected term (in years)	7
Fair value of stock	$3
Fair value of options	$2

A summary of Holdings stock option activity for the six months ended June 30, 2011 is as follows:

(options in millions)	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2011	70.0	$3
Granted	6.5	$3
Cancelled / Forfeited	(3.0)	$3

Outstanding at June 30, 2011	73.5	$3

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during the six months ended June 30, 2011. As of June 30, 2011 there was approximately $32 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock. Approximately $2 million will be recognized over a weighted-average period of approximately 2 years while approximately $30 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

A summary of Holdings restricted stock award and restricted stock unit activity for the six months ended June 30, 2011 is as follows:

(awards/units in millions)	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2011	8.4	$3
Granted	2.8	$3
Cancelled / Forfeited	(0.3)	$3

Non-vested at June 30, 2011	10.9	$3

Note 10: Investment Securities

The majority of the Company’s investment securities are a component of settlement assets and represent the investment of funds received by FDC from the sale of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities included in current settlement assets primarily consists of money market funds, discounted and municipal commercial paper, corporate, state, and municipal bonds maturing within one year, and time deposits. The Company’s long-term settlement assets are primarily comprised of student loan auction rate securities (“SLARS”) and corporate bonds. Realized gains

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

and losses and other-than-temporary impairments (“OTTI”) on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments including equity securities and shares of a money market fund which are carried at fair value and included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets. Realized gains and losses on these investments are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2.

The principal components of the Company’s investment securities are as follows:

As of June 30, 2011 (in millions)	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)(c)	Fair Value (d)
Student loan auction rate securities	$218.2	$1.9	$(1.8)	$—	$218.3
Corporate bonds	62.4	0.1	—	—	62.5
State and municipal obligations	43.1	—	—	—	43.1
Other securities:
Cost method investments	24.0	—	—	—	24.0
Other	0.1	1.0	—	—	1.1

Total other	24.1	1.0	—	—	25.1

Totals	$347.8	$3.0	$(1.8)	$—	$349.0

As of December 31, 2010 (in millions)
Student loan auction rate securities	$341.1	$—	$—	$—	$341.1
Corporate bonds	63.0	0.1	(0.1)	—	63.0
State and municipal obligations (e)	0.5	—	—	—	0.5
Other securities:
Cost method investments	24.5	—	—	—	24.5
Other	0.1	0.1	—	—	0.2

Total other	24.6	0.1	—	—	24.7

Totals	$429.2	$0.2	$(0.1)	$—	$429.3

(a)	Represents amortized cost for debt securities.
(b)	“OTTI” refers to other-than-temporary impairments.
(c)	For debt securities, represents the fair value adjustment excluding that attributable to credit losses.
(d)	Represents cost for cost method investments.
(e)	State and municipal obligations have been reclassed from “Other” to conform to current year presentation.

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

As of June 30, 2011 (in millions)	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	$109.3	$(1.8)	$—	$—	$109.3	$(1.8)

	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
As of December 31, 2010 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$45.8	$(0.1)	$—	$—	$45.8	$(0.1)

During the six months ended June 30, 2011, the Company sold and redeemed SLARS with an amortized cost basis of $122.9 million, resulting in net realized losses of $1.9 million. Also during the six months ended June 30, 2011, the Company sold corporate bonds with an amortized cost basis of $60.7 million, resulting in a realized gain of approximately $0.2 million.

In June 2011, the Company participated in a tender offer, tendering $35.7 million of its holdings in SLARS. The offer was accepted on June 30, 2011 and the Company anticipates a realized gain of approximately $1.6 million during the third quarter of 2011.

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

The following table presents additional information regarding available-for-sale securities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Proceeds from sales(a)	$63.3	$2.3	$181.9	$21.3
Gross realized gains included in earnings as a result of sales(a)	0.5	—	1.0	5.0
Gross realized (losses) included in earnings as a result of sales(a)	—	—	(2.7)	—
Impairments included in earnings	—	—	—	(0.3)
Net unrealized gains or (losses) included in OCI, net of tax	1.5	6.1	(0.5)	5.8
Net gains or (losses) reclassified out of OCI into earnings, net of tax	0.3	—	(1.1)	(0.2)

(a)	Includes activity resulting from sales, redemptions, liquidations and related matters. Gains and losses are recorded in the “Product sales and other” or “Other income (expense)” line items of the Consolidated Statements of Operations.

The following table presents maturity information for the Company’s investments in debt securities as of June 30, 2011:

(in millions)	Fair Value
Due within one year	$84.5
Due after one year through five years	21.1
Due after five years through 10 years	29.3
Due after 10 years	189.0

Total debt securities	$323.9

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of June 30, 2011, there were no indicators of impairment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of June 30, 2011, it was deemed impracticable to estimate the fair value on $18.6 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments. Realized pretax gains and losses associated with these investments are recognized in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2.

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

As of June 30, 2011, the Company uses derivative instruments (i) to mitigate cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), (ii) to preserve the ratio of fixed rate and floating rate debt that the Company held prior to the debt modifications and amendments discussed in Note 4 and (iii) to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company’s policy is to manage its cash flow and net investment exposures related to adverse changes in interest rates and foreign currency exchange rates. The Company’s objective is to engage in risk management strategies that provide adequate downside protection.

Accounting for Derivative Instruments and Hedging Activities

The Company recognizes all derivatives in the “Other long-term assets”, “Other current liabilities” and “Other long-term liabilities” captions in the Consolidated Balance Sheets at their fair values. The Company has designated certain of its interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable rate debt and a cross-currency swap as a foreign currency hedge of its net investment in a foreign subsidiary. Other interest rate swaps and cross-currency swaps on various foreign currencies no longer qualify or have not been designated as accounting hedges and do not receive hedge accounting treatment.

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

Derivatives Not Qualifying For Hedge Accounting

As of June 30, 2011, the Company had certain derivative instruments that functioned as economic hedges but no longer qualified or were not designated to qualify for hedge accounting. Such instruments included cross-currency swaps to mitigate foreign currency exposure on intercompany loans and interest rate swaps to mitigate the exposure on interest payments on variable rate debt to fluctuations in interest rates. Additionally, during 2011, the Company entered into a fixed to floating interest rate swap in order to preserve the ratio of fixed rate and floating rate debt that it held prior to the debt modification and amendments discussed in Note 4. The swap has a notional value of $750.0 million and expires on June 15, 2019.

During the first quarter of 2011, the Company held a foreign exchange rate collar with a notional value of $1.9 million that expired on March 31, 2011.

As of June 30, 2011, the Company held cross-currency swaps not qualifying for hedge accounting with a notional value of 91.1 million euro (approximately $130.2 million). The notional value of the interest rate swaps that do not qualify for hedge accounting was $2.3 billion.

The periodic change in the fair value of the derivative instruments not designated as accounting hedges is recorded immediately in the “Other income (expense)” line of the Consolidated Statements of Operations. For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Derivatives That Qualify for Hedge Accounting

Hedge of a net investment in a foreign operation. As of June 30, 2011, the Company held a cross-currency swap that was designated as a hedge of a net investment in a foreign operation with an aggregate notional amount of 115.0 million Australian dollars (approximately $120.1 million).

Cash flow hedges. As of June 30, 2011, the Company held interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $3.5 billion of the approximate $11.3 billion of variable rate senior secured term loan. Although these hedges remain highly effective on an ongoing basis in offsetting the variability in the interest payments, any ineffectiveness is recognized immediately in the Consolidated Statements of Operations.

At June 30, 2011, the maximum length of time over which the Company is hedging its exposure is approximately 1.2 years. The Company follows the hypothetical derivative method to measure hedge ineffectiveness which resulted mostly from the hedges being off-market at the time of designation. Ineffectiveness associated with these hedges is recognized immediately in the Consolidated Statements of Operations. The amount of losses in OCI related to the hedged transactions as of June 30, 2011 that is expected to be reclassified into the Consolidated Statements of Operations within the next 12 months is approximately $75.9 million.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below.

Fair Value of Derivative Instruments

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of June 30, 2011
(in millions)	Assets(a)	Liabilities(b)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$(192.6)
Foreign exchange contracts	—	(29.2)

Total derivatives designated as hedging instruments	$—	$(221.8)

Derivatives not designated as hedging instruments
Interest rate contracts	$15.2	$(80.3)
Foreign exchange contracts	0.5	(3.0)

Total derivatives not designated as hedging instruments	15.7	(83.3)

Total derivatives	$15.7	$(305.1)

	As of December 31, 2010
(in millions)	Assets(a)	Liabilities(b)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$(252.2)
Foreign exchange contracts	—	(21.3)

Total derivatives designated as hedging instruments	$—	$(273.5)

Derivatives not designated as hedging instruments
Interest rate contracts	$—	$(105.0)
Foreign exchange contracts	7.7	(0.9)

Total derivatives not designated as hedging instruments	7.7	(105.9)

Total derivatives	$7.7	$(379.4)

(a)	Derivative assets are included in the “Other long-term assets” line of the Consolidated Balance Sheets.
(b)	Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Three months ended June 30,
	2011		2010
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$12.8	—	$(12.3)	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(19.0)	—	$(44.1)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	$(0.6)	—	$(1.3)	—
Derivatives in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	$(4.9)	—	$4.1
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	—	—	$3.3
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$10.0	$(3.2)	$(16.0)	$11.9

(a)	Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.
(b)	Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

	Six months ended June 30,
	2011		2010
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$32.3	—	$(36.2)	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(38.0)	—	$(83.6)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	$(1.7)	—	$(3.5)	—
Derivatives in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	$(9.8)	—	$4.1
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	—	—	$0.5
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$6.1	$(9.5)	$(42.8)	$19.0

(a)	Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.
(b)	Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accumulated Derivatives Gains and Losses

The following table summarizes activity in other comprehensive income for the six months ended June 30, 2011 related to derivative instruments classified as cash flow hedges and a net investment hedge held by the Company:

(in millions, after tax)	Six months ended June 30, 2011
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(181.3)
Less: Reclassifications into earnings from other comprehensive income (loss)	23.8

(157.5)
Net gain in fair value of derivatives (a)	16.8

Accumulated loss included in other comprehensive income (loss) at end of the period	$(140.7)

(a)	Gains and losses are included in “Unrealized gains on hedging activities” and in “Foreign currency translation adjustment” on the Consolidated Statements of Equity.

Note 12: Fair Value Measurement

Fair Value of Financial Instruments

Carrying amounts for certain of the Company’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments:

As of June 30, 2011 (in millions)	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$84.5	$84.5
Long-term investment securities	$240.0	$240.0
Other long-term assets:
Long-term investment securities	$0.5	$0.5
Cost method investments	$24.0	$24.0
Derivative financial instruments	$15.7	$15.7
Other current liabilities:
Derivative financial instruments	$4.5	$4.5
Long-term borrowings:
Long-term borrowings	$22,584.3	$22,007.4
Other long-term liabilities:
Derivative financial instruments	$300.6	$300.6

(a)	Represents cost for cost method investments. Refer to Note 10 of these Consolidated Financial Statements for a more detailed discussion of cost method investments.

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

Concentration of Credit Risk

The Company’s investment securities are diversified across multiple issuers within its investment portfolio (investment securities plus cash and cash equivalents). In addition to investment securities, the Company maintains other financial instruments with various financial institutions. The Company’s largest single issuer represents approximately 11% of the total carrying value of the investment portfolio and the Company limits its derivative financial instruments credit risk by maintaining contracts with counterparties having a credit rating of “A” or higher. The Company periodically reviews the credit standings of these institutions.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy:

	Fair Value Measurement Using
As of June 30, 2011 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$218.3	$218.3
Corporate bonds	—	62.5	—	62.5
State and municipal obligations	—	42.6	—	42.6
Preferred stock	1.1	—	—	1.1

Total settlement assets	1.1	105.1	218.3	324.5
Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Foreign currency derivative contracts	—	0.5	—	0.5
Interest rate swap contracts	—	15.2	—	15.2

Total other long-term assets	—	16.2	—	16.2

Total assets at fair value	$1.1	$121.3	$218.3	$340.7

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$4.5	$—	$4.5
Other long-term liabilities:
Interest rate swap contracts	—	268.4	—	268.4
Foreign currency derivative contracts	—	32.2	—	32.2

Total liabilities at fair value	$—	$305.1	$—	$305.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Fair Value Measurement Using
As of December 31, 2010 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$341.1	$341.1
Corporate bonds	—	63.0	—	63.0
Preferred stock	0.2	—	—	0.2

Total settlement assets	0.2	63.0	341.1	404.3

Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Foreign currency derivative contracts	—	7.7	—	7.7

Total other long-term assets	—	8.2	—	8.2

Total assets at fair value	$0.2	$71.2	$341.1	$412.5

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$4.4	$—	$4.4
Other long-term liabilities:
Interest rate swap contracts	—	352.8	—	352.8
Foreign currency derivative contracts	—	22.2	—	22.2

Total liabilities at fair value	$—	$379.4	$—	$379.4

Settlement assets - Student loan auction rate securities. Due to the lack of observable market activity for the SLARS held by the Company as of June 30, 2011, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy. A 50 basis point change in liquidity risk premium, as well as slight changes in other factors, would impact the value of the SLARS by approximately $5 million. For additional information regarding sales, settlements and impairments of the SLARS, refer to Note 10 of these Consolidated Financial Statements.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance as of January 1, 2011	$341.1
Total gains or losses (realized or unrealized):
Included in other comprehensive income	0.1
Included in product sales and other	(1.9)
Sales	(116.3)
Settlements	(4.7)
Transfers in (out) of Level 3	—

Ending balance as of June 30, 2011	$218.3

Settlement assets - Other available-for-sale securities. Prices for the corporate bonds and state and municipal obligations are not quoted on active exchanges but are priced through an independent third-party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, from other market inputs. The bonds were valued under a market approach using observable inputs including reported trades, benchmark yields, broker/dealer quotes, issuer spreads and other standard inputs. The municipal paper was valued under a market approach using observable inputs including maturity date, issue date, credit rating, current commercial paper rate and settlement date.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the six months ended June 30, 2011, the Company did not have any assets measured at fair value on a non-recurring basis.

Note 13: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, FDC’s 9.875% senior notes, 12.625% senior notes, 10.55% senior PIK notes due 2015 and 11.25% senior subordinated notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). None of the other subsidiaries of FDC, either direct or indirect, guarantee the notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee FDC’s senior secured revolving credit facility, senior secured term loan facility, the 8.875% senior secured notes and the 7.375% senior secured notes which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries. The Guarantors further unconditionally guarantee FDC’s 8.25% senior second lien notes and 8.75%/10.00% PIK toggle senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries. The 9.875% senior note, 12.625% senior note, 10.55% senior PIK note due 2015 and 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the results of operations, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the three and six months ended June 30, 2011 and 2010, and as of June 30, 2011 and December 31, 2010 to arrive at the information for FDC on a consolidated basis.

(in millions)	Three months ended June 30, 2011
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,015.6	$619.8	$(42.0)	$1,593.4
Product sales and other	—	136.5	97.0	(16.1)	217.4
Reimbursable debit network fees, postage and other	—	634.1	325.5	(20.6)	939.0

	—	1,786.2	1,042.3	(78.7)	2,749.8

Expenses:
Cost of services (exclusive of items shown below)	—	489.6	271.9	(42.0)	719.5
Cost of products sold	—	66.9	41.7	(16.1)	92.5
Selling, general and administrative	70.7	242.2	125.7	—	438.6
Reimbursable debit network fees, postage and other	—	634.1	325.5	(20.6)	939.0
Depreciation and amortization	2.1	202.2	125.5	—	329.8
Other operating expenses:
Restructuring, net	(0.3)	4.8	13.9	—	18.4

	72.5	1,639.8	904.2	(78.7)	2,537.8

Operating (loss) profit	(72.5)	146.4	138.1	—	212.0

Interest income	0.1	0.2	1.6	—	1.9
Interest expense	(456.9)	(2.1)	(3.3)	—	(462.3)
Interest income (expense) from intercompany notes	39.9	(42.9)	3.0	—	—
Other income (expense)	(15.7)	—	14.3	—	(1.4)
Equity earnings from consolidated subsidiaries	149.8	33.4	—	(183.2)	—

	(282.8)	(11.4)	15.6	(183.2)	(461.8)

(Loss) income before income taxes and equity earnings in affiliates	(355.3)	135.0	153.7	(183.2)	(249.8)
Income tax (benefit) expense	(179.5)	68.1	23.3	—	(88.1)
Equity earnings in affiliates	—	33.0	0.5	—	33.5

Net (loss) income	(175.8)	99.9	130.9	(183.2)	(128.2)
Less: Net income attributable to noncontrolling interests	—	0.2	14.3	33.1	47.6

Net (loss) income attributable to First Data Corporation	$(175.8)	$99.7	$116.6	$(216.3)	$(175.8)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	Six months ended June 30, 2011
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,966.3	$1,188.6	$(78.5)	$3,076.4
Product sales and other	—	267.5	177.4	(30.6)	414.3
Reimbursable debit network fees, postage and other	—	1,225.6	617.9	(40.2)	1,803.3

	—	3,459.4	1,983.9	(149.3)	5,294.0

Expenses:
Cost of services (exclusive of items shown below)	—	952.7	561.8	(78.5)	1,436.0
Cost of products sold	—	135.2	78.7	(30.6)	183.3
Selling, general and administrative	134.2	471.1	245.0	—	850.3
Reimbursable debit network fees, postage and other	—	1,225.6	617.9	(40.2)	1,803.3
Depreciation and amortization	4.3	418.3	249.0	—	671.6
Other operating expenses:
Restructuring, net	(0.4)	15.5	15.9	—	31.0

	138.1	3,218.4	1,768.3	(149.3)	4,975.5

Operating (loss) profit	(138.1)	241.0	215.6	—	318.5

Interest income	0.2	0.4	3.2	—	3.8
Interest expense	(894.2)	(3.7)	(6.7)	—	(904.6)
Interest income (expense) from intercompany notes	75.7	(84.7)	9.0	—	—
Other income (expense)	(99.9)	9.3	62.9	—	(27.7)
Equity earnings from consolidated subsidiaries	279.2	56.2	—	(335.4)	—

	(639.0)	(22.5)	68.4	(335.4)	(928.5)

(Loss) income before income taxes and equity earnings in affiliates	(777.1)	218.5	284.0	(335.4)	(610.0)
Income tax (benefit) expense	(384.2)	125.2	22.9	—	(236.1)
Equity earnings in affiliates	—	60.8	0.4	—	61.2

Net (loss) income	(392.9)	154.1	261.5	(335.4)	(312.7)
Less: Net income attributable to noncontrolling interests	—	0.2	27.1	52.9	80.2

Net (loss) income attributable to First Data Corporation	$(392.9)	$153.9	$234.4	$(388.3)	$(392.9)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended June 30, 2010
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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2010
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,947.7	$1,127.7	$(69.9)	$3,005.5
Product sales and other	—	259.5	167.9	(25.1)	402.3
Reimbursable debit network fees, postage and other	—	1,112.0	532.1	(35.1)	1,609.0

	—	3,319.2	1,827.7	(130.1)	5,016.8

Expenses:
Cost of services (exclusive of items shown below)	—	909.3	668.9	(69.9)	1,508.3
Cost of products sold	—	125.2	74.9	(25.1)	175.0
Selling, general and administrative	127.4	428.8	218.4	—	774.6
Reimbursable debit network fees, postage and other	—	1,112.0	532.1	(35.1)	1,609.0
Depreciation and amortization	4.0	463.7	231.0	—	698.7
Other operating expenses:
Restructuring, net	9.9	18.1	8.4	—	36.4
Litigation and regulatory settlements	—	(2.0)	—	—	(2.0)

	141.3	3,055.1	1,733.7	(130.1)	4,800.0

Operating (loss) profit	(141.3)	264.1	94.0	—	216.8

Interest income	0.5	0.2	2.7	—	3.4
Interest expense	(888.4)	(3.6)	(7.8)	—	(899.8)
Interest income (expense) from intercompany notes	67.4	(84.1)	16.7	—	—
Other income (expense)	91.8	43.9	(76.7)	(26.0)	33.0
Equity earnings from consolidated subsidiaries	138.4	55.7	—	(194.1)	—

	(590.3)	12.1	(65.1)	(220.1)	(863.4)

(Loss) income before income taxes and equity earnings in affiliates	(731.6)	276.2	28.9	(220.1)	(646.6)
Income tax (benefit) expense	(320.3)	48.8	11.0	—	(260.5)
Equity earnings in affiliates	—	57.0	0.4	(1.9)	55.5

Net (loss) income	(411.3)	284.4	18.3	(222.0)	(330.6)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.2)	23.3	57.6	80.7

Net (loss) income attributable to First Data Corporation	$(411.3)	$284.6	$(5.0)	$(279.6)	$(411.3)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	As of June 30, 2011
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$207.7	$22.3	$381.5	$—	$611.5
Accounts receivable, net of allowance for doubtful accounts	2.7	957.1	916.6	—	1,876.4
Settlement assets (a)	—	3,699.7	3,183.9	—	6,883.6
Other current assets	83.5	274.9	80.7	—	439.1

Total current assets	293.9	4,954.0	4,562.7	—	9,810.6

Property and equipment, net of accumulated depreciation	32.5	645.2	285.2	—	962.9
Goodwill	—	9,495.9	7,948.6	—	17,444.5
Customer relationships, net of accumulated amortization	—	2,727.6	2,167.0	—	4,894.6
Other intangibles, net of accumulated amortization	606.3	645.7	678.1	—	1,930.1
Investment in affiliates	—	1,162.1	39.6	—	1,201.7
Long-term settlement assets (a)	—	—	242.7	—	242.7
Other long-term assets	459.0	302.0	42.2	—	803.2
Investment in consolidated subsidiaries	25,302.6	5,541.8	—	(30,844.4)	—

Total assets	$26,694.3	$25,474.3	$15,966.1	$(30,844.4)	$37,290.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1.3	$97.9	$97.8	$—	$197.0
Short-term and current portion of long-term borrowings	32.4	42.2	95.1	—	169.7
Settlement obligations (a)	—	3,699.7	3,425.5	—	7,125.2
Other current liabilities	582.1	539.7	378.3	—	1,500.1

Total current liabilities	615.8	4,379.5	3,996.7	—	8,992.0

Long-term borrowings	22,471.6	74.1	38.6	—	22,584.3
Long-term deferred tax (assets) liabilities	(1,034.0)	1,739.1	121.3	—	826.4
Intercompany payable (receivable)	5,001.6	(4,090.4)	(911.2)	—	—
Intercompany notes	(1,659.7)	1,779.0	(119.3)	—	—
Other long-term liabilities	906.3	96.0	21.4	—	1,023.7

Total liabilities	26,301.6	3,977.3	3,147.5	—	33,426.4

Redeemable equity interest	—	—	45.4	(45.4)	—
Redeemable noncontrolling interest	—	—	—	45.4	45.4
First Data Corporation stockholder’s equity	392.7	21,497.0	5,861.8	(27,358.8)	392.7
Noncontrolling interests	—	—	65.7	3,360.1	3,425.8
Equity of consolidated alliance	—	—	6,845.7	(6,845.7)	—

Total equity	392.7	21,497.0	12,773.2	(30,844.4)	3,818.5

Total liabilities and equity	$26,694.3	$25,474.3	$15,966.1	$(30,844.4)	$37,290.3

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	As of December 31, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$164.1	$21.1	$324.3	$—	$509.5
Accounts receivable, net of allowance for doubtful accounts	2.6	1,121.1	1,045.9	—	2,169.6
Settlement assets (a)	—	3,476.2	3,217.8	—	6,694.0
Other current assets	86.0	262.4	65.0	—	413.4

Total current assets	252.7	4,880.8	4,653.0	—	9,786.5

Property and equipment, net of accumulated depreciation	30.3	637.2	284.5	—	952.0
Goodwill	—	9,468.3	7,828.6	—	17,296.9
Customer relationships, net of accumulated amortization	—	2,923.8	2,299.9	—	5,223.7
Other intangibles, net of accumulated amortization	606.9	665.4	658.7	—	1,931.0
Investment in affiliates	—	1,169.9	38.3	—	1,208.2
Long-term settlement assets (a)	—	—	365.1	—	365.1
Other long-term assets	482.4	265.5	32.8	—	780.7
Investment in consolidated subsidiaries	25,074.4	5,361.4	—	(30,435.8)	—

Total assets	$26,446.7	$25,372.3	$16,160.9	$(30,435.8)	$37,544.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$0.4	$95.2	$85.3	$—	$180.9
Short-term and current portion of long-term borrowings	31.7	44.9	193.9	—	270.5
Settlement obligations (a)	—	3,476.2	3,582.7	—	7,058.9
Other current liabilities	301.1	651.3	401.3	—	1,353.7

Total current liabilities	333.2	4,267.6	4,263.2	—	8,864.0

Long-term borrowings	22,376.0	21.8	41.0	—	22,438.8
Long-term deferred tax (assets) liabilities	(928.5)	1,838.6	103.6	—	1,013.7
Intercompany payable (receivable)	4,298.1	(3,496.7)	(801.4)	—	—
Intercompany notes	(1,253.2)	1,621.1	(367.9)	—	—
Other long-term liabilities	1,026.8	89.7	23.1	—	1,139.6

Total liabilities	25,852.4	4,342.1	3,261.6	—	33,456.1

Redeemable equity interest	—	—	28.1	(28.1)	—
Redeemable noncontrolling interest	—	—	—	28.1	28.1
First Data Corporation stockholder’s equity	594.3	21,030.4	5,864.5	(26,894.9)	594.3
Noncontrolling interests	—	(0.2)	52.5	3,413.3	3,465.6
Equity of consolidated alliance	—	—	6,954.2	(6,954.2)	—

Total equity	594.3	21,030.2	12,871.2	(30,435.8)	4,059.9

Total liabilities and equity	$26,446.7	$25,372.3	$16,160.9	$(30,435.8)	$37,544.1

(a)

The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(392.9)	$154.1	$261.5	$(335.4)	$(312.7)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	4.3	465.3	255.4	—	725.0
Charges (gains) related to other operating expenses and other income (expense)	99.5	6.2	(47.0)	—	58.7
Other non-cash and non-operating items, net	(223.4)	(117.1)	3.9	335.4	(1.2)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(111.0)	171.3	104.7	—	165.0

Net cash (used in) provided by operating activities	(623.5)	679.8	578.5	—	634.8

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	—	(13.2)	(0.1)	—	(13.3)
Proceeds from dispositions, net of expenses paid and cash diposed	—	—	1.7	—	1.7
Additions to property and equipment	(4.1)	(56.7)	(51.0)	—	(111.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.1)	(80.1)	(23.5)	—	(103.7)
Distributions and dividends from subsidiaries	45.6	110.4	—	(156.0)	—
Other investing activities	0.7	1.6	(1.6)	—	0.7

Net cash provided by (used in) investing activities	42.1	(38.0)	(74.5)	(156.0)	(226.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(110.1)	—	(110.1)
Debt modification and related financing costs	(39.7)	—	—	—	(39.7)
Principal payments on long-term debt	(0.1)	(26.9)	(8.0)	—	(35.0)
Proceeds from sale of leaseback transactions	—	—	7.3	—	7.3
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(25.2)	(106.0)	(131.2)
Distributions paid to equity holders	—	—	(216.4)	216.4	—
Redemption of Parent’s redeemable common stock	(0.3)	—	—	—	(0.3)
Cash dividends	—	—	(45.6)	45.6	—
Intercompany	665.1	(603.3)	(61.8)	—	—

Net cash provided by (used in) financing activities	625.0	(630.2)	(459.8)	156.0	(309.0)

Effect of exchange rate changes on cash and cash equivalents	—	(10.4)	13.0	—	2.6

Change in cash and cash equivalents	43.6	1.2	57.2	—	102.0

Cash and cash equivalents at beginning of period	164.1	21.1	324.3	—	509.5

Cash and cash equivalents at end of period	$207.7	$22.3	$381.5	$—	$611.5

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2010
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(411.3)	$284.4	$18.3	$(222.0)	$(330.6)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	4.0	512.4	237.4	—	753.8
(Gains) charges related to other operating expenses and other income (expense)	(81.9)	(27.8)	85.1	26.0	1.4
Other non-cash and non-operating items, net	49.9	(112.2)	4.7	195.9	138.3
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(311.4)	4.6	170.3	(2.8)	(139.3)

Net cash (used in) provided by operating activities	(750.7)	661.4	515.8	(2.9)	423.6

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	—	(0.8)	(0.1)	—	(0.9)
Payments related to other businesses previously acquired	—	—	(1.3)	—	(1.3)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	21.2	—	21.2
Additions to property and equipment	(2.4)	(56.9)	(36.1)	—	(95.4)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.6)	(63.7)	(17.7)	—	(82.0)
Distributions and dividends from subsidiaries	70.3	72.7	—	(143.0)	—
Other investing activities	2.4	134.6	15.5	(134.5)	18.0

Net cash provided by (used in) investing activities	69.7	85.9	(18.5)	(277.5)	(140.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	8.3	—	8.3
Principal payments on long-term debt	(77.3)	(31.3)	(10.9)	—	(119.5)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(12.3)	(74.4)	(86.7)
Distributions paid to redeemable equity holders	—	—	(7.5)	7.5	—
Distributions paid to equity holders	—	—	(142.5)	142.5	—
Purchase of noncontrolling interest	—	—	—	(213.3)	(213.3)
Redemption of Parent’s redeemable common stock	(0.8)	—	—	—	(0.8)
Redemption of redeemable equity of consolidated alliance	—	—	(347.8)	347.8	—
Cash dividends	(14.9)	—	(70.3)	70.3	(14.9)
Intercompany	838.7	(731.4)	(107.3)	—	—

Net cash provided by (used in) financing activities	745.7	(762.7)	(690.3)	280.4	(426.9)

Effect of exchange rate changes on cash and cash equivalents	—	11.8	(21.4)	—	(9.6)

Change in cash and cash equivalents	64.7	(3.6)	(214.4)	—	(153.3)

Cash and cash equivalents at beginning of period	104.6	25.4	607.0	—	737.0

Cash and cash equivalents at end of period	$169.3	$21.8	$392.6	$—	$583.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Data Corporation (“FDC” or “the Company”), with principal executive offices in Atlanta, Georgia, operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; prepaid card services; and check verification, settlement and guarantee services.

Regulatory Reform

On June 29, 2011, the Federal Reserve Board published the final rules governing debit card interchange fees, and routing and exclusivity restrictions as well as a proposed rule governing the fraud prevention adjustment in response to Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Effective October 1, 2011, debit interchange rates for card issuers with more than $10 billion of assets are capped at $.21 per transaction with an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $.01 per transaction in debit interchange for fraud prevention costs. In addition, the new regulations ban debit payment card networks from prohibiting an issuer from contracting with any other payment card network that may process an electronic debit transaction involving an issuers debit cards and prohibit card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction. On April 1, 2013, the ban on network exclusivity arrangements becomes effective for non-reloadable prepaid card and healthcare prepaid issuers. Additionally, each debit card issuer must participate in 2 unaffiliated networks beginning April 1, 2012 and each debit payment card network must comply with applicable exclusivity requirements by October 1, 2011. These regulatory changes create both opportunities and challenges for the Company. Increased regulation may increase the complexity of operating, both domestically and internationally, creating an opportunity for larger competitors to differentiate themselves both in product capabilities and service delivery. The ban on network exclusivity also will enhance competition to allow the Company to compete for additional business. At the same time, these regulatory changes may cause operating costs to increase as the Company adjusts its activities in light of compliance costs and customer requirements. The overall impact on the Company is difficult to estimate as it will take some time for the market to react and adjust to the new regulations.

Results of Operations

Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

Consolidated Results.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2011	2010	%	2011	2010	%
Revenues:
Transaction and processing service fees	$1,593.4	$1,557.3	2%	$3,076.4	$3,005.5	2%
Product sales and other	217.4	207.5	5%	414.3	402.3	3%
Reimbursable debit network fees, postage and other	939.0	849.9	10%	1,803.3	1,609.0	12%

	2,749.8	2,614.7	5%	5,294.0	5,016.8	6%

Expenses:
Cost of services (exclusive of items shown below)	719.5	752.8	(4)%	1,436.0	1,508.3	(5)%
Cost of products sold	92.5	99.7	(7)%	183.3	175.0	5%
Selling, general and administrative	438.6	395.9	11%	850.3	774.6	10%
Reimbursable debit network fees, postage and other	939.0	849.9	10%	1,803.3	1,609.0	12%
Depreciation and amortization	329.8	347.4	(5)%	671.6	698.7	(4)%
Other operating expenses, net (a)	18.4	22.2	*	31.0	34.4	*

	2,537.8	2,467.9	3%	4,975.5	4,800.0	4%

Interest income	1.9	1.4	36%	3.8	3.4	12%
Interest expense	(462.3)	(450.9)	3%	(904.6)	(899.8)	1%
Other income (expense) (b)	(1.4)	24.8	*	(27.7)	33.0	*
Income tax benefit	(88.1)	(122.4)	(28)%	(236.1)	(260.5)	(9)%
Equity earnings in affiliates	33.5	33.3	1%	61.2	55.5	10%

Net loss	(128.2)	(122.2)	5%	(312.7)	(330.6)	(5)%
Less: Net income attributable to noncontrolling interests	47.6	49.0	(3)%	80.2	80.7	(1)%

Net loss attributable to First Data Corporation	$(175.8)	$(171.2)	3%	$(392.9)	$(411.3)	(4)%

*	Calculation not meaningful
(a)	Other operating expenses, net includes restructuring, net and litigation and regulatory settlements as applicable to the periods presented.
(b)	Other income (expense) includes investment gains and losses, derivative financial instruments gains and losses, divestitures, net, and non-operating foreign currency exchange gains and losses as applicable to the periods presented.

The following provides highlights of revenue and expense growth while a more detailed discussion is included in the “Segment Results” section below.

Operating revenues overview.

Transaction and processing service fees. Revenue increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 due to growth in merchant transactions and dollar volumes both domestically and internationally, growth in debit issuer transactions, new business and foreign currency exchange rate movements. Partially offsetting these increases were decreases due to price compression, changes in merchant and pricing mix, lower overall check volumes and lost business. Foreign currency exchange rate movements positively impacted the transaction and processing service fees growth rates for the three and six-month periods by approximately 2 and 1 percentage points, respectively.

Product sales and other. Revenue increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 mainly resulting from an increase in equipment sales internationally due in part to new regulations, increases in the leasing business domestically and internationally resulting from new lease originations as well as fees associated with lease renewals and a bulk terminal sale to a customer in the first quarter of 2011. Foreign currency exchange rate movements also positively affected the product sales and other growth rates for the three and six-month periods compared to the prior year by approximately 2 and 1 percentage points, respectively. Partially offsetting these increases for the three and six months ended June 30, 2011 compared to the same periods in 2010 were decreases related to higher domestic terminal sales in the prior year due to new regulations and decreased professional services revenue due to the completion of prior year

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

projects. In addition, investment income decreased for the six-month period compared to the prior year due to a net loss of $1.7 million recognized on the sale of student loan auction rate securities (“SLARS”) and bonds in 2011 compared to a gain of $3.3 million recognized in the first quarter of 2010 and a decrease in portfolio balances caused by the wind down of the official check business.

Reimbursable debit network fees, postage and other. Revenue and expense increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 due to growth of personal identification number (“PIN”)-debit transaction volumes as well as an increase in debit network fees resulting from rate increases imposed by the debit networks. Partially offsetting these increases for the six-month period compared to the prior year were decreases in postage due to lower print volumes resulting from a significant print job in 2010 as well as lost business and movement to online statements.

Operating expenses overview.

Cost of services. Expenses decreased for the three and six months ended June 30, 2011 compared to the same periods in 2010 due to decreases in certain costs associated with the Banc of America Merchant Services, LLC (“BAMS”) alliance, outside professional services and net check warranty expense. Certain costs associated with the BAMS alliance decreased driven by lower technology costs. Net check warranty expense decreased due to lower check volumes. Merchant credit losses also contributed to the decrease for the six months ended June 30, 2011 compared to the same period in 2010 due to a lower level of merchant delinquencies. These decreases were partially offset by increases due to foreign currency exchange rate movements which negatively affected the growth rates for the three and six-month periods ended June 30, 2011 compared to the prior year by approximately 2 and 1 percentage points, respectively.

Cost of products sold. Expenses decreased for the three months ended June 30, 2011 compared to the same period in 2010 due most significantly to the write-off of international leasing receivables in the second quarter of 2010 as well as higher domestic terminal sales in the prior year due to new regulations. Partially offsetting the decreases were increases in hardware replacements and deployments internationally associated with new regulations, contract extensions and new customers in 2011, growth in the leasing business both domestically and internationally and foreign currency exchange rate movements. Expenses increased for the six-month period compared to the prior year by the items impacting the three-month period noted above as well as a bulk terminal sale to a customer in the first quarter of 2011. The international leasing receivable write-off in 2010 positively affected the expense growth rates for the three and six-month periods compared to prior year by approximately 11 and 6 percentage points, respectively, while foreign currency exchange rate movements negatively impacted the growth rates by approximately 3 and 1 percentage points, respectively.

Selling, general and administrative. Expenses increased for the three and six months ended June 30, 2011 compared to same periods in 2010 due most significantly to growth in payments made to independent sales organizations (“ISO’s”) due to the Company increasing the number of ISO’s and an increase in ISO transaction volumes. Foreign currency exchange rate movements also contributed to the increase in expenses and negatively impacted the growth rates for the three and six-month periods compared to the prior year by approximately 2 and 1 percentage points, respectively.

Depreciation and amortization. Expenses decreased for the three and six months ended June 30, 2011 compared to the same periods in 2010 due to certain assets becoming fully amortized and a decrease in the amortization of certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in the prior period. These decreases were partially offset by increases due to newly capitalized assets and foreign currency exchange rate movements. Foreign currency exchange rate movements negatively impacted the growth rates for the three and six-month periods compared to the prior year by 2 and 1 percentage points, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

Other operating expenses, net. A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Three months ended June 30, 2011 (in millions)
Restructuring charges	260	$(1.2)	$(0.4)	$(16.0)	$(1.6)	$(19.2)
Restructuring accrual reversal		0.1	—	0.2	0.5	0.8

Total pretax charge, net of reversals		$(1.1)	$(0.4)	$(15.8)	$(1.1)	$(18.4)

Six months ended June 30, 2011 (in millions)
Restructuring charges	520	$(2.7)	$(5.6)	$(22.5)	$(2.8)	$(33.6)
Restructuring accrual reversal		0.8	—	0.9	0.9	2.6

Total pretax charge, net of reversals		$(1.9)	$(5.6)	$(21.6)	$(1.9)	$(31.0)

Three months ended June 30, 2010 (in millions)
Restructuring charges	580	$(6.0)	$(1.7)	$(6.3)	$(13.3)	$(27.3)
Restructuring accrual reversal		0.1	0.5	1.9	0.9	3.4
Litigation and regulatory settlements		—	1.7	—	—	1.7

Total pretax charge, net of reversals		$(5.9)	$0.5	$(4.4)	$(12.4)	$(22.2)

Six months ended June 30, 2010 (in millions)
Restructuring charges	720	$(6.7)	$(7.1)	$(12.7)	$(17.4)	$(43.9)
Restructuring accrual reversal		0.3	0.7	4.2	2.3	7.5
Litigation and regulatory settlements		—	2.0	—	—	2.0

Total pretax charge, net of reversals		$(6.4)	$(4.4)	$(8.5)	$(15.1)	$(34.4)

The Company recorded restructuring charges during the three and six months ended June 30, 2011 and 2010 in connection with management’s alignment of the business with strategic objectives. Similar initiatives are expected to occur in the future periods resulting in additional restructuring charges. Restructuring charges in 2010 also resulted from domestic site consolidations as well as the termination of certain management positions across the organization including the reorganization of executive officers. The Company estimates cost savings resulting from 2011 restructuring activities of approximately $17 million in 2011 and approximately $36 million on an annual basis.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

The following table summarizes the Company’s utilization of restructuring accruals for the period from January 1, 2011 through June 30, 2011:

(in millions)	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2011	$38.7	$0.2
Expense provision	33.6	—
Cash payments and other	(34.2)	—
Changes in estimates	(2.5)	(0.1)

Remaining accrual as of June 30, 2011	$35.6	$0.1

Interest expense. Interest expense increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 due to higher average interest rates and debt balances resulting primarily from the August 2010 and April 2011 debt modifications and amendments as well as the December 2010 debt exchange. Partially offsetting these increases was a decrease resulting from the expiration of interest rate swaps with a notional balance of $2.5 billion.

The Company utilizes interest rate swaps to hedge its interest payments on a portion of its variable rate debt from fluctuations in interest rates. While certain of these swaps do not qualify for hedge accounting, they continue to be effective economically in eliminating variability in interest rate payments. Additionally, the Company utilizes a fixed to floating interest rate swap, which does not qualify for hedge accounting, to preserve the ratio of fixed rate and floating rate debt that the Company held prior to the debt modifications and amendments discussed below in Capital Resources and Liquidity. The fair value adjustments for interest rate swaps that qualify for hedge accounting are recorded to the “Interest expense” line item of the Consolidated Statement of Operations. The fair value adjustments for interest rate swaps that do not qualify for hedge accounting as well as interest rate swap ineffectiveness are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations and totaled benefits of $9.4 million and $4.4 million for the three and six months ended June 30, 2011 and charges of $17.3 million and $46.3 million for the three and six months ended June 30, 2010, respectively.

Other income (expense).

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Investment gains	$—	$—	$—	$1.8
Derivative financial instruments gains (losses)	6.2	(2.1)	(5.1)	(26.8)
Divestitures, net	(0.9)	—	(0.9)	20.0
Non-operating foreign currency (losses) and gains	(6.7)	26.9	(21.7)	38.0

Other income (expense)	$(1.4)	$24.8	$(27.7)	$33.0

Derivative financial instruments gains and (losses). The net gains and losses for the three and six months ended June 30, 2011 and 2010 were due most significantly to the fair value adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges.

Divestitures, net. The net gain for the six months ended June 30, 2010 resulted most significantly from a contingent payment received in connection with the Company’s November 2009 sale of a merchant acquiring business in Canada.

Non-operating foreign currency (losses) and gains. The net gains and losses related to the fair value adjustment for the Company’s intercompany loans and its euro-denominated debt.

Income taxes. The Company’s effective tax rates on pretax loss were tax benefits of 40.7% and 43.0%, for the three and six months ended June 30, 2011, respectively, and 50.0% and 44.1%, for the same periods in 2010. The effective tax rate for the three and six months ended June 30, 2011 was higher than the federal statutory rate primarily due to net income attributable to noncontrolling interests for which there was no tax expense provided, state tax benefits and foreign income taxed at lower effective rates, partially offset by an increase in the Company’s valuation allowance against foreign tax credits. The three-month period was also affected by an increase in the Company’s liability for unrecognized tax benefits. The effective tax rate for the six months ended June 30, 2011 was additionally impacted by a net benefit relating to tax effects of foreign exchange gains and losses on intercompany notes.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

The effective tax rates for the three and six months ended June 30, 2010 were higher than the federal statutory rate primarily due to a decrease in the Company’s liability for unrecognized tax benefits, net income attributable to noncontrolling interests for which there was no tax expense provided and state tax benefits partially offset by an overall detriment relating to tax effects of foreign exchange gains and losses on intercompany notes and a detriment relating to a tax law change in Greece.

The balance of the Company’s liability for unrecognized tax benefits, net of the federal benefit on state income taxes, was approximately $540 million as of June 30, 2011, including accrued interest, penalties and approximately $132 million of income tax liabilities for which The Western Union Company is required to indemnify the Company. As of June 30, 2011, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $57 million within the next twelve months as the result of the possible closure of its 2003 and 2004 federal tax years, potential settlements with certain states and the lapse of the statute of limitations in various state jurisdictions. The potential decrease relates to various federal and state tax benefits including research and experimentation credits and certain amortization, loss and stock warrant deductions.

Equity earnings in affiliates. Equity earnings in affiliates increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 due to volume growth associated with the Company’s merchant alliances.

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

Retail and Alliance Services segment results.

(in millions)	Three months ended June 30,		Change
	2011	2010	%
Revenues:
Transaction and processing service fees	$740.9	$750.2	(1)%
Product sales and other	102.8	103.5	(1)%

Segment revenue	$843.7	$853.7	(1)%

Segment EBITDA	$352.2	$344.9	2%
Segment margin	42%	40%	2	pts
Key indicators:
Domestic merchant transactions (a)	9,059.6	8,459.9	7%

(in millions)	Six months ended June 30,		Change
	2011	2010	%
Revenues:
Transaction and processing service fees	$1,405.0	$1,401.8	0%
Product sales and other	203.5	189.1	8%

Segment revenue	$1,608.5	$1,590.9	1%

Segment EBITDA	$637.7	$594.2	7%
Segment margin	40%	37%	3	pts
Key indicators:
Domestic merchant transactions (a)	17,431.1	16,120.3	8%

(a)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the point of sale (“POS”). Transactions in the prior year have been adjusted to conform to current year presentation.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

(in millions)	Three months ended June 30,		Change
	2011	2010	%
Acquiring revenue	$556.0	$554.5	0%
Check processing revenue	83.8	95.7	(12)%
Prepaid revenue	67.7	69.9	(3)%
Processing fees and other revenue from alliance partners	33.4	30.1	11%

Total transaction and processing service fees revenue	$740.9	$750.2	(1)%

(in millions)	Six months ended June 30,		Change
	2011	2010	%
Acquiring revenue	$1,047.0	$1,036.4	1%
Check processing revenue	164.7	184.1	(11)%
Prepaid revenue	129.6	124.0	5%
Processing fees and other revenue from alliance partners	63.7	57.3	11%

Total transaction and processing service fees revenue	$1,405.0	$1,401.8	0%

Acquiring revenue. Acquiring revenue increased in the three and six months ended June 30, 2011 compared to the same periods in 2010 due to increases in merchant transactions and dollar volumes, new sales and pricing increases primarily for regional merchants. These increases were substantially offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes (discussed below), the affect of shifts in pricing mix, merchant attrition and price compression largely related to national merchants and ISO portfolios.

Transaction growth outpaced revenue growth for the periods presented as a result of lower revenue per transaction driven by the factors noted above. A greater proportion of transaction growth was driven by national merchants and merchants affiliated with ISO’s rather than the more profitable regional merchants which contributed to lower revenue per transaction. The average ticket size of signature based transactions was flat for the three months ended June 30, 2011 as compared to the same period in 2010. Changes in consumer spending patterns could impact average ticket size. As electronic transactions continue to penetrate smaller ticket industries, such as quick service restaurants and similar merchants, and consumers become more comfortable making smaller ticket purchases electronically, average ticket mix could change over time.

Check processing revenue. Check processing revenue decreased in the three and six months ended June 30, 2011 versus the comparable periods in 2010 due most significantly to the impact of merchant mix and lower overall check volumes with regional merchants resulting from check writer and merchant attrition. While check volumes with national merchants have grown for the six-month period compared to prior year due to new business, these merchants generate lower processing revenue per check.

Prepaid revenue. Prepaid revenue decreased in the three months ended June 30, 2011 compared to the same period in 2010 due to lower revenue from sales of promotional gift cards driven by a specific direct marketing campaign in 2010 as well as a change in merchant mix resulting from increased card shipments to merchants that generate less revenue per card. Prepaid revenue increased in the six months ended June 30, 2011 compared to the same period in 2010 due most significantly to higher transaction volumes within the payroll distribution program related to existing customers and new business.

Processing fees and other revenue from alliance partners. The increase in processing fees and other revenue from alliance partners in the three and six months ended June 30, 2011 compared to same periods in 2010 resulted from new business, increased volumes and transaction growth within the Company’s merchant alliances.

Product sales and other revenue. Product sales and other revenue decreased slightly in the three months ended June 30, 2011 versus the comparable period in 2010 due to a decline in terminal sales and rentals resulting from higher terminal demand in the prior year from new regulations largely offset by an increase in leasing attributable to new clients and

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

increased fees from lease renewals. Product sales and other revenue increased in the six months ended June 30, 2011 versus the comparable period in 2010 mainly resulting from increased equipment sales due to a bulk terminal sale to a customer in the first quarter of 2011 as well as increases in the leasing business resulting from portfolio growth and increased fees from lease renewals.

Segment EBITDA. Expense reductions associated with the revenue items noted above contributed to the increase in the Retail and Alliance Services segment EBITDA in the three and six months ended June 30, 2011 compared to the same periods in 2010. Lower net warranty expense resulting from the decrease in check volumes noted above benefited the segment EBITDA growth rates for both the three and six-month periods ended June 30, 2011 compared to the prior year by 2 percentage points. In addition, decreased technology and operations costs resulting from reduced headcount and operational efficiencies benefited segment EBITDA growth rates by 1 and 1 percentage points for the three and six months ended June 30, 2011. Also contributing to the increase in segment EBITDA for the six months ended June 30, 2011 compared to the same period ended 2010 were decreased credit losses due to a lower level of merchant delinquencies which benefited the segment EBITDA growth rate by 1 percentage point.

Financial Services segment results.

(in millions)	Three months ended June 30,		Change
	2011	2010	%
Revenues:
Transaction and processing service fees	$337.7	$341.5	(1)%
Product sales and other	6.9	9.9	(30)%

Segment revenue	$344.6	$351.4	(2)%

Segment EBITDA	$142.5	$134.6	6%
Segment margin	41%	38%	3 pts
Key indicators:
Domestic debit issuer transactions (a)	3,313.0	3,086.6	7%

	Six months ended June 30,		Change
(in millions)	2011	2010	%
Revenues:
Transaction and processing service fees	$669.2	$679.8	(2)%
Product sales and other	13.0	17.7	(27)%

Segment revenue	$682.2	$697.5	(2)%

Segment EBITDA	$279.2	$267.7	4%
Segment margin	41%	38%	3 pts
Key indicators:
Domestic debit issuer transactions (a)	6,360.2	5,988.5	6%
Domestic active card accounts on file (end of period) (b)	114.2	113.8	0%
Domestic card accounts on file (end of period) (c)	681.6	674.4	1%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.
(c)	Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month of the period.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended June 30,		Change
(in millions)	2011	2010	%
Credit card, retail card and debit processing	$229.8	$234.9	(2)%
Output services	54.3	51.6	5%
Other revenue	53.6	55.0	(3)%

Total	$337.7	$341.5	(1)%

	Six months ended June 30,		Change
(in millions)	2011	2010	%
Credit card, retail card and debit processing	$450.9	$465.6	(3)%
Output services	110.6	105.4	5%
Other revenue	107.7	108.8	(1)%

Total	$669.2	$679.8	(2)%

Credit card, retail card and debit processing revenue. Credit card and retail card processing revenue was negatively impacted for the three and six months ended June 30, 2011 versus the comparable periods in 2010 due to net lost business, a decline in active accounts from existing customers and price compression. Growth in domestic active card accounts on file benefited from net new account conversions but was adversely impacted by a decline in active accounts from existing customers.

Debit processing revenue was relatively flat for the three and six months ended June 30, 2011 versus the comparable periods in 2010 due to debit issuer transaction growth from existing customers substantially offset by net lost business and price compression.

Debit issuer transaction growth in the three and six months ended June 30, 2011 compared to the same periods in 2010 resulted from growth of existing clients due in part to the shift to debit cards from cash and checks, and new business partially offset by lost business.

During 2010, the Company received notification from a large financial institution that it will not renew its debit processing agreement at the end of the contract term. However, the client subsequently extended its processing contract through the deconversion period. Deconversion is expected to begin in late 2011 and will continue into 2012. The Company has also received notification of termination from various other financial institutions that are less significant individually, which are scheduled to deconvert throughout 2011. Including the large financial institution, these agreements represented approximately 6% of the segment’s credit card, retail card and debit processing revenue for 2010. At June 30, 2011, the Company had approximately 38 million accounts in the pipeline for conversion, the majority of which are retail accounts that are expected to convert during the first quarter of 2012 that will partially offset the impact of the deconversions noted above.

Output services revenue. Output services revenue increased for the three and six months ended June 30, 2011 versus the comparable periods in 2010 due most significantly to net new business partially offset by lower print volumes from existing customers. The six-month period ended June 30, 2011 also benefited compared to prior year from internal growth from existing customers related to plastics.

Other revenue. Other revenue consists mostly of revenue from remittance processing, information services and online banking and bill payment services. The decrease in other revenue for the three and six-month periods compared to the same periods in the prior year resulted from a decrease in remittance processing and information services volumes offset by net new business primarily in remittance processing.

Product sales and other revenue. Product sales and other revenue decreased for the three and six months ended June 30, 2011 versus the comparable periods in 2010 due to a decline in professional services revenue resulting from projects that were completed in 2010 as well as a decline in the recognition of contract termination fees.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

Segment EBITDA. Financial Services segment EBITDA increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 due most significantly to decreased technology and operations costs resulting from reduced headcount and operational efficiencies as well as a billing adjustment recorded in the second quarter of 2010 partially offset by the adverse impact of the items noted in the revenue discussion above. The decrease in technology and operations costs benefited the segment EBITDA growth rates for both the three and six-month periods ended June 30, 2011 versus the comparable periods in 2010 by 11 and 10 percentage points, respectively. Segment EBITDA growth rates benefited 4 and 2 percentage points for the three and six months ended June 30, 2011, respectively, compared to the prior year because of the second quarter 2010 billing adjustment.

International segment results.

	Three months ended June 30,		Change
(in millions)	2011	2010	%
Revenues:
Transaction and processing service fees	$341.5	$297.6	15%
Product sales and other	100.3	82.5	22%
Equity earnings in affiliates	9.7	7.0	39%

Segment revenue	$451.5	$387.1	17%

Segment EBITDA	$119.1	$73.0	63%
Segment margin	26%	19%	7 pts
Key indicators:
International transactions (a)	1,876.8	1,635.3	15%

	Six months ended June 30,		Change
(in millions)	2011	2010	%
Revenues:
Transaction and processing service fees	$665.2	$598.7	11%
Product sales and other	184.8	166.3	11%
Equity earnings in affiliates	16.8	13.8	22%

Segment revenue	$866.8	$778.8	11%

Segment EBITDA	$210.8	$151.1	40%
Segment margin	24%	19%	5 pts
Key indicators:
International transactions (a)	3,596.1	3,163.5	14%
International card accounts on file (end of period) (b)	92.5	87.6	6%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.
(b)	International card accounts on file include bankcard and retail.

Summary. Segment revenue benefited during the three and six months ended June 30, 2011 versus the comparable periods in 2010 most significantly from growth in the merchant acquiring businesses due to growth from existing clients primarily in the merchant acquiring alliances in the United Kingdom, transaction growth in Argentina and increased terminal sales and leasing. The card issuing businesses grew due to foreign currency exchange rate movements as well as new business primarily in the United Kingdom and Egypt substantially offset by lost business, price compression, decreases in volumes primarily in Greece, and decreased professional services revenue resulting from projects completed in 2010. Foreign currency exchange rate movements benefited the total segment revenue growth rate in the three and six months ended June 30, 2011 by 10 and 6 percentage points, respectively, compared to the same periods in 2010. Inflationary pressures in Argentina also impacted revenues and expenses.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

Transaction and processing service fees revenue. Transaction and processing service fees revenue includes merchant related services and card services revenue. Merchant related services revenue encompasses merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue and fees from switching services. Card services revenue represents monthly managed service fees for issued cards. Merchant related services transaction and processing service fee revenue represented approximately 59% and 58% and card services revenue represented approximately 41% and 42% of total transaction and processing service fees revenue for the three and six months ended June 30, 2011, respectively.

Transaction and processing service fees revenue increased in the three and six months of 2011 compared to the same periods in 2010 due to the items noted above in the “Summary” discussion. The lost card issuing business noted above most significantly impacted Canada, Australia and central Europe. Foreign currency exchange rate movements benefited the transaction and processing service fees growth rate for the three and six months ended June 30, 2011 versus the comparable periods in 2010 by 11 and 7 percentage points, respectively.

Transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was driven mostly by the impact of foreign exchange rate movements, the mix of transaction types and price compression.

Product sales and other revenue. Product sales and other revenue increased for the three and six months ended June 30, 2011 versus the same periods in 2010 due to growth in terminal sales and leasing revenue as a result of new clients, growth from existing clients in Argentina, United Kingdom, Canada and Germany and new terminal requirements and lease renewals in the United Kingdom partially offset by a decrease in professional services revenue resulting from completion of projects in Australia.

Segment EBITDA. Segment EBITDA increased in the three and six months ended June 30, 2011 compared to the same periods in 2010 due to the impact of the revenue items noted above, the write-off of leasing receivables in the second quarter of 2010, a decrease in incentive compensation compared to the prior year and the impact of foreign currency exchange rate movements (as noted in the revenue discussion above). Segment EBITDA growth rates for the three and six-month periods in 2011 compared to the same periods in 2010 benefited 15 and 7 percentage points, respectively, from a second quarter 2010 write-off of leasing receivables incorrectly recognized in prior years. Segment EBITDA growth also benefited 13 and 7 percentage points for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 from the impact of foreign currency exchange rate movements.

Capital Resources and Liquidity

FDC’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in the Company’s debt structure as well as the Company’s cash flow activities and the sources and uses of funding during the six months ended June 30, 2011 and 2010. Refer to Note 4 to the Company’s Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information regarding the Company’s debt structure.

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

The Amendment Agreement, which became effective on April 13, 2011, among other things:

(i) resulted in the extension of the maturity date of $1.0 billion, after giving effect to the reduction discussed below, of FDC’s revolving credit commitments (the “Revolver Extension”) under the Amended Credit Agreement to the earliest of: (x) June 24, 2015, if on such date the aggregate outstanding principal amount of FDC’s 9.875% senior notes due 2015 and 10.55% senior PIK notes due 2015 exceeds $750.0 million, (y) December 31, 2015, if on such date the aggregate outstanding principal amount of FDC’s 11.25% senior subordinated notes due 2016 exceeds $750.0 million and (z) September 24, 2016;

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

(iii) provided for an increase in the interest rate applicable to the revolving credit loans subject to the Revolver Extension and the term loans subject to the Term Loan Extension to a rate equal to, at FDC’s option, either (x) LIBOR for deposits in the applicable currency plus 400 basis points or (y) with regard to dollar denominated borrowings, a base rate plus 300 basis points;

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

Immediately after the effectiveness of such amendments FDC effected a permanent reduction of the revolving credit commitments that are subject to the Revolver Extension in an amount equal to $254.1 million.

Debt offering. On April 13, 2011, FDC issued and sold $750 million aggregate principal amount of 7.375% senior secured notes due June 15, 2019. Interest on the notes will be payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2011. In accordance with the terms of FDC’s Amended Credit Agreement, FDC used the net proceeds from the offering to repay approximately $735 million of its outstanding senior secured term loans, including $0.3 billion of the $5.0 billion that was extended until 2018 under the Amendment Agreement discussed above.

Debt restructuring and related financing costs. In connection with the debt modification and amendments and the debt offering discussed above, FDC incurred costs of $38.8 million, a significant portion of which was recorded as discounts on the debt and will be amortized to interest expense over the remaining terms of the loans.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At June 30, 2011 and December 31, 2010, the Company held $611.5 million and $509.5 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by Integrated Payment Systems Inc. (“IPS”) that are not available to fund any operations outside of the IPS business. In addition, cash and cash equivalents also includes amounts held by the BAMS alliance, which is consolidated by the Company, that are not available to fund operations outside of the alliance. At June 30, 2011 and December 31, 2010, the cash and cash equivalents held by IPS and the BAMS alliance totaled $167.8 million and $127.0 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at June 30, 2011 and December 31, 2010 totaling $207.0 million and $200.6 million, respectively. As of June 30, 2011, there was approximately $50 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. FDC plans to fund any cash needs throughout the remainder of 2011 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

Cash flows from operating activities.

	Six months ended June 30,
Source/(use) (in millions)	2011	2010
Net loss	$(312.7)	$(330.6)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	725.0	753.8
Charges related to other operating expenses and other income (expense)	58.7	1.4
Other non-cash and non-operating items, net	(1.2)	138.3
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	291.6	264.8
Other assets, current and long-term	80.0	149.6
Accounts payable and other liabilities, current and long-term	64.6	(225.8)
Income tax accounts	(271.2)	(327.9)

Net cash provided by operating activities	$634.8	$423.6

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

FDC’s operating cash flow is impacted by its level of debt. Approximately $514 million and $691 million in cash interest was paid during the six months ended June 30, 2011 and 2010, respectively.

The Company’s operating cash flows are impacted by fluctuations in working capital. During 2011, such fluctuations included, most significantly, sources related to the collection of receivables, distributions of earnings received from alliances and the funding of certain settlement arrangements resulting from timing as well as changes in how the Company funds the arrangements including utilizing settlement assets to prefund some amounts. Such sources were offset by uses of cash associated with timing of payments for various liabilities including the semi-annual payments of interest on FDC’s long-term debt discussed above and incentive compensation earned in 2010.

During 2010, fluctuations in working capital included sources of cash related to the utilization of settlement assets to prefund certain settlement arrangements, the collection of receivables and distributions of earnings received from alliances. Such sources were offset by uses associated with the timing of prefunding certain settlement arrangements, timing of payments for various liabilities including semi-annual payments of interest on long-term debt and incentive compensation earned in 2009.

Operating cash flows for both the six months ended June 30, 2011 and 2010 were impacted by the Company being in a net operating loss carryforward position for U.S. federal income tax purposes. As a result, the Company has not received cash for any of the income tax benefit recorded in the respective six-month periods related to U.S. federal income taxes.

Cash flows from operating activities increased for the six months ended June 30, 2011 compared to the same period in 2010 due primarily to a decrease in payments for various liabilities, the most significant of which were interest payments as a result of FDC’s December 2010 debt exchange. Payments on the new notes are made semi-annually in January and July with the first and only payment for 2011 occurring in July 2011. This increase was partially offset by a net decrease in cash flows from operating activities resulting from the utilization of settlement assets to prefund certain settlement arrangements which began most significantly in the second quarter of 2010.

FDC anticipates funding operations throughout the remainder of 2011 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

Cash flows from investing activities.

	Six months ended June 30,
Source/(use) (in millions)	2011	2010
Current period acquisitions	$(13.3)	$(0.9)
Payments related to other businesses previously acquired	—	(1.3)
Proceeds from dispositions, net of expenses paid and cash disposed	1.7	21.2
Additions to property and equipment	(111.8)	(95.4)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(103.7)	(82.0)
Other investing activities	0.7	18.0

Net cash used in investing activities	$(226.4)	$(140.4)

Acquisitions and dispositions. The Company may finance acquisitions through a combination of internally generated funds, short-term borrowings and equity of its parent company. The Company may also consider using long-term borrowings subject to restrictions on its debt agreements. All acquisitions during the periods presented were funded from cash flows from operating activities or from the reinvestment of cash proceeds from the sale of other assets. Although the Company considers potential acquisitions from time to time, the Company’s plan for the remainder of 2011 does not include funding of material acquisitions. The Company may have to fund up to $160 million to one of its merchant alliance partners for referrals contributed to the alliance though the timing and amount of such funding is uncertain.

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

Other investing activities. The source of cash in 2010 related to a decrease in regulatory, restricted and escrow cash balances.

Cash flows from financing activities.

	Six months ended June 30,
Source/(use) (in millions)	2011	2010
Short-term borrowings, net	$(110.1)	$8.3
Debt modification and related financing costs	(39.7)	—
Principal payments on long-term debt	(35.0)	(119.5)
Proceeds from sale-leaseback transactions	7.3	—
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(131.2)	(86.7)
Purchase of noncontrolling interest	—	(213.3)
Redemption of Parent’s redeemable common stock	(0.3)	(0.8)
Cash dividends	—	(14.9)

Net cash used in financing activities	$(309.0)	$(426.9)

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

Short-term borrowings, net. The cash activity related to short-term borrowings in 2011 and 2010 resulted primarily from net paydowns and borrowings on FDC’s credit lines used principally to prefund settlement activity.

FDC utilizes its revolving credit facility on a short-term basis to fund investing or operating activities when cash flows from operating activities are not sufficient. The Company believes the capacity under its senior secured revolving credit facility is sufficient to meet its short-term liquidity needs. FDC’s senior secured revolving credit facility can be used for working capital and general corporate purposes.

An affiliate of Lehman Brothers Holdings Inc. provided a commitment in the amount of $230.6 million of the Company’s revolving credit facility. After filing for bankruptcy in September 2008, the affiliate did not participate in requests for funding under the Credit Agreement. In June 2011, the commitment was terminated. In addition, as discussed above, the aggregate revolving credit commitments were reduced by $254.1 million in April 2011.

As of June 30, 2011, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. As of June 30, 2011 and December 31, 2010, FDC had no borrowings outstanding against the facility other than the letters of credit discussed below. Therefore, as of June 30, 2011, $1,470.4 million remained available under this facility. The maximum amounts outstanding against this facility during both the three and six months ended June 30, 2011 were approximately $43 million.

Debt modification and related financing costs. FDC paid $18.6 million in fees related to the December 2010 debt exchange and $21.1 million in fees related to the April 2011 debt modification and amendments during the first six months of 2011.

Principal payments on long-term debt. The Company made principal payments of $64.1 million related to its senior secured term loan facility during the six months ended June 30, 2010. Also, in June 2010, the Company paid off its 4.50% note due 2010 for $13.1 million. In conjunction with a debt modification in August 2010 as well as with the modification and amendment discussed above, proceeds from the issuance of new notes were used to prepay portions of the principal balances of FDC’s senior secured term loans which satisfied the future quarterly principal payments until March 2018.

Payments for capital leases totaled $35.0 million and $42.3 million for the six months ended June 30, 2011 and 2010, respectively.

As of August 11, 2011, FDC’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). The Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

Proceeds from sale-leaseback transactions. The Company may, from time to time, enter into sale-leaseback transactions as a means of financing previously or recently acquired fixed assets, primarily equipment.

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests. Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests primarily represent distributions of earnings.

Purchase of noncontrolling interests. The use of cash in 2010 relates to the redemption amount paid to the third party investor in Rockmount Investments, LLC to redeem its interest in the BAMS alliance. For additional information regarding the redemption, refer to the “Overview” section in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Cash dividends. The Company paid cash dividends to First Data Holdings Inc. in 2010.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

Letters, lines of credit and other.

	Total Available		Total Outstanding
(in millions)	As of June 30, 2011	As of December 31, 2010	As of June 30, 2011	As of December 31, 2010

Letters of credit(a)	$500.0	$500.0	$44.9	$51.9
Lines of credit and other(b)	$367.4	$428.3	$77.1	$180.3

(a)	Up to $500 million of FDC’s senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding during the six months ended June 30, 2011 was approximately $52 million. All letters of credit expire prior to March 18, 2012 with a one-year renewal option. FDC expects to renew most of the letters of credit prior to expiration.
(b)	As of June 30, 2011, represents $293.3 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. FDC cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, FDC had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, FDC will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant non-cash transactions. During the six months ended June 30, 2011 and 2010, the principal amount of FDC’s senior Payment In-Kind (“PIK”) notes due 2015 increased by $35.6 million and $176.6 million, respectively, resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on FDC’s senior PIK notes due 2015 will be required to be paid in cash and the first such payment will be due in March 2012.

During the six months ended June 30, 2011 and 2010, the Company entered into capital leases totaling approximately $116 million and $45 million, respectively.

Guarantees and covenants. For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and covenants” and “Covenant compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2010 Annual Report on Form 10-K. As of June 30, 2011, the Company is in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $12,065.4 million, Consolidated EBITDA of $2,629.1 million and a Ratio of 4.59 to 1.00 compared to the maximum ratio allowed by the covenant of 6.75 to 1.00. On October 1, 2011, the maximum ratio allowed by the covenant will decrease to 6.50 to 1.00.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (Continued)

The calculation of Consolidated EBITDA under FDC’s senior secured term loan facility is as follows:

(in millions)	Last twelve months ended June 30, 2011
Net loss attributable to First Data Corporation	$(1,003.4)
Interest expense, net (1)	1,793.2
Income tax benefit	(299.4)
Depreciation and amortization (2)	1,497.2

EBITDA (16)	1,987.6
Stock based compensation (3)	18.1
Restructuring, net (4)	70.8
Non-operating foreign currency (gains) and losses (5)	38.4
Derivative financial instruments (gains) and losses (6)	36.6
Other items (7)	17.1
Official check and money order EBITDA (8)	27.5
Cost of alliance conversions and other technology initiatives (9)	45.7
KKR related items (10)	34.0
Debt issuance costs (11)	14.3
Projected near-term cost savings and revenue enhancements (12)	148.0
Net income attributable to noncontrolling interests (13)	174.4
Equity entities taxes, depreciation and amortization (14)	14.8
Other (15)	1.8

Consolidated EBITDA (16)	$2,629.1

(1)	Includes interest expense and interest income.
(2)	Includes amortization of initial payments for new contracts, which is recorded as a contra-revenue within “Transaction and processing service fees” of $39.6 million and amortization related to equity method investments, which is netted within the “Equity earnings in affiliates” line of $70.3 million.
(3)	Stock based compensation recognized as expense.
(4)	Represents restructuring charges in connection with management’s alignment of the business with strategic objectives.
(5)	Includes net gains and losses related to the fair value adjustments of FDC’s intercompany loans and its euro-denominated debt.
(6)	Due most significantly to the fair value adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges.
(7)	Includes items such as impairments, litigation and regulatory settlements, investment gains and losses, net divestitures and other as applicable to the period presented.
(8)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to FDC’s wind down of these businesses.
(9)	Represents costs directly associated with the termination of the Chase Paymentech alliance and expenses related to the conversion of certain Banc of America Merchant Services alliance merchant clients onto First Data platforms, all of which are considered business optimization projects, and other technology initiatives.
(10)	Represents KKR annual sponsorship fees for management, consulting, financial and other advisory services.
(11)	Debt issuance costs represent non-capitalized costs associated with issuing debt and modifying FDC’s debt structure.
(12)	Reflects cost savings and revenue enhancements projected to be achieved within twelve months on an annualized basis. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives described in Note 9, the BAMS alliance, operations and technology initiatives, headcount reductions and other addressable spend reductions.
(13)	Net income attributable to noncontrolling interests in restricted subsidiaries.
(14)	Represents FDC’s proportional share of income taxes, depreciation, and amortization on equity method investments.
(15)	Includes non-capitalized merger and acquisition costs, losses on equity method investments.
(16)	EBITDA is defined as net income (loss) attributable to First Data Corporation before net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under U.S. generally accepted accounting principles (“GAAP”) and does not purport to be an alternative to net income (loss) attributable to First Data

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

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain non-cash items, non-recurring items that FDC does not expect to continue at the same level in the future and certain items management believes will impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis (see Note 12 above). Consolidated EBITDA is further adjusted to add net income attributable to noncontrolling interests of certain non-wholly-owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing FDC’s senior unsecured debt and/or senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing FDC’s senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2011 and 2010, the Company did not engage in any off-balance sheet financing activities.

Contractual Obligations

During the six months ended June 30, 2011, there were no material changes outside the ordinary course of business in the Company’s contractual obligations and commercial commitments from those reported at December 31, 2010 in the Company’s Annual Report on Form 10-K.

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

New Accounting Guidance

In May 2011, the Financial Accounting Standards Board revised its guidance on fair value measurements. The amendment clarifies certain aspects of the Board’s intent for the application of existing fair value measurement requirements and additionally changes certain requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company during the first quarter of 2012. Management is currently assessing the impact of the revised guidance on its fair value measurements.

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

Evaluation of disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: August 12, 2011	By	/s/ RAY E. WINBORNE
Ray E. Winborne
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.