Form 10-Q
period 2011-09-30
FIRST DATA CORP
filed 2011-11-08
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$925.9	$916.6	$2,698.4	$2,592.8
Check services	83.9	96.9	252.4	285.2
Card services (a)	441.9	432.0	1,310.7	1,296.3
Other services	132.6	123.7	399.2	400.4
Product sales and other (a)	227.7	205.3	642.0	607.6
Reimbursable debit network fees, postage and other	919.8	858.6	2,723.1	2,467.6

	2,731.8	2,633.1	8,025.8	7,649.9

Expenses:
Cost of services (exclusive of items shown below)	745.7	743.0	2,181.7	2,251.3
Cost of products sold	92.4	98.7	275.7	273.7
Selling, general and administrative	407.7	405.1	1,258.0	1,179.7
Reimbursable debit network fees, postage and other	919.8	858.6	2,723.1	2,467.6
Depreciation and amortization	263.7	354.7	935.3	1,053.4
Other operating expenses:
Restructuring, net	11.8	32.3	42.8	68.7
Litigation and regulatory settlements	(2.5)	—	(2.5)	(2.0)

	2,438.6	2,492.4	7,414.1	7,292.4

Operating profit	293.2	140.7	611.7	357.5

Interest income	1.6	2.1	5.4	5.5
Interest expense	(466.7)	(455.8)	(1,371.3)	(1,355.6)
Other income (expense)	95.4	(52.3)	67.7	(19.3)

	(369.7)	(506.0)	(1,298.2)	(1,369.4)

Loss before income taxes and equity earnings in affiliates	(76.5)	(365.3)	(686.5)	(1,011.9)
Income tax (benefit) expense	(18.9)	52.3	(255.0)	(208.2)
Equity earnings in affiliates	47.8	31.2	109.0	86.7

Net loss	(9.8)	(386.4)	(322.5)	(717.0)
Less: Net income attributable to noncontrolling interests	44.1	44.9	124.3	125.6

Net loss attributable to First Data Corporation	$(53.9)	$(431.3)	$(446.8)	$(842.6)

(a)

Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $37.1 million and $109.3 million for the three and nine months ended September 30, 2011, respectively, and $34.6 million and $99.3 million for the comparable periods in 2010.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)	As of September 30, 2011 (Unaudited)	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$402.4	$509.5
Accounts receivable, net of allowance for doubtful accounts of $23.0 (2011) and $20.3 (2010)	1,895.9	2,169.6
Settlement assets	6,734.1	6,694.0
Other current assets	411.8	413.4

Total current assets	9,444.2	9,786.5

Property and equipment, net of accumulated depreciation of $816.9 (2011) and $691.6 (2010)	932.1	952.0
Goodwill	17,298.2	17,296.9
Customer relationships, net of accumulated amortization of $3,059.9 (2011) and $2,490.5 (2010)	4,670.0	5,223.7
Other intangibles, net of accumulated amortization of $1,232.5 (2011) and $975.8 (2010)	1,919.1	1,931.0
Investment in affiliates	1,170.9	1,208.2
Long-term settlement assets	212.7	365.1
Other long-term assets	893.6	780.7

Total assets	$36,540.8	$37,544.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$193.1	$180.9
Short-term and current portion of long-term borrowings	249.6	270.5
Settlement obligations	6,950.5	7,058.9
Other current liabilities	1,417.0	1,353.7

Total current liabilities	8,810.2	8,864.0

Long-term borrowings	22,553.4	22,438.8
Long-term deferred tax liabilities	819.6	1,013.7
Other long-term liabilities	761.5	1,139.6

Total liabilities	32,944.7	33,456.1

Commitments and contingencies (See Note 7)
Redeemable noncontrolling interest	45.9	28.1
First Data Corporation stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2011 and 2010)	—	—
Additional paid-in capital	7,390.4	7,395.1

Paid-in capital	7,390.4	7,395.1
Accumulated loss	(6,610.7)	(6,163.9)
Accumulated other comprehensive loss	(594.2)	(636.9)

Total First Data Corporation stockholder’s equity	185.5	594.3

Noncontrolling interests	3,364.7	3,465.6

Total equity	3,550.2	4,059.9

Total liabilities and equity	$36,540.8	$37,544.1

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(in millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(322.5)	$(717.0)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,004.3	1,136.5
Charges related to other operating expenses and other income (expense)	(24.9)	86.0
Other non-cash and non-operating items, net	38.2	241.9
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	230.7	323.0
Other assets, current and long-term	148.8	271.5
Accounts payable and other liabilities, current and long-term	(235.4)	(522.6)
Income tax accounts	(300.3)	(291.8)

Net cash provided by operating activities	538.9	527.5

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	(19.9)	(1.2)
Payments related to other businesses previously acquired	3.2	(1.4)
Proceeds from dispositions, net of expenses paid and cash disposed	1.7	21.2
Additions to property and equipment	(143.7)	(157.5)
Proceeds from sale of property and equipment	17.7	1.8
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(150.1)	(121.8)
Other investing activities	(0.7)	18.6

Net cash used in investing activities	(291.8)	(240.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(24.7)	23.4
Debt modifications and related financing costs	(39.7)	(24.1)
Principal payments on long-term debt	(53.2)	(204.6)
Proceeds from sale-leaseback transactions	7.3	—
Contributions from noncontrolling interests	0.8	—
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(228.0)	(155.5)
Purchase of noncontrolling interest	—	(213.3)
Redemption of Parent’s redeemable common stock	(0.3)	(1.0)
Cash dividends	—	(14.9)

Net cash used in financing activities	(337.8)	(590.0)

Effect of exchange rate changes on cash and cash equivalents	(16.4)	7.8

Change in cash and cash equivalents	(107.1)	(295.0)

Cash and cash equivalents at beginning of period	509.5	737.0

Cash and cash equivalents at end of period	$402.4	$442.0

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

			First Data Corporation Shareholder
Nine months ended September 30, 2011 (in millions)	Total	Comprehensive Income (Loss)	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2010	$4,059.9		$(6,163.9)	$(636.9)	0.0	$7,395.1	$3,465.6
Dividends and distributions paid to noncontrolling interests	(204.3)						(204.3)
Contributions from noncontrolling interests	0.8						0.8
Comprehensive loss:
Net (loss) income (a)	(345.2)	$(345.2)	(446.8)				101.6
Other comprehensive income, net of taxes:
Unrealized losses on securities	(2.4)	(2.4)		(2.4)
Unrealized gains on hedging activities	75.3	75.3		75.3
Foreign currency translation adjustment	(29.6)	(29.6)		(30.6)			1.0
Pension liability adjustment	0.4	0.4		0.4

Other comprehensive income		43.7

Comprehensive loss		$(301.5)

Adjustment to redemption value of redeemable noncontrolling interest	(18.9)					(18.9)
Stock compensation expense and other	14.2					14.2

Balance, September 30, 2011	$3,550.2		$(6,610.7)	$(594.2)	0.0	$7,390.4	$3,364.7

Nine months ended September 30, 2010 (in millions)
Balance, December 31, 2009	$5,100.1		$(5,127.3)	$(681.7)	0.0	$7,394.3	$3,514.8
Dividends and distributions paid to noncontrolling interests	(136.2)						(136.2)
Purchase of noncontrolling interest	—					(2.5)	2.5
Comprehensive loss:
Net (loss) income (a)	(743.4)	$(743.4)	(842.6)				99.2
Other comprehensive loss, net of taxes:
Unrealized gains on securities	10.2	10.2		10.2
Unrealized gains on hedging activities	45.5	45.5		45.5
Foreign currency translation adjustment	(60.7)	(60.7)		(60.3)			(0.4)
Pension liability adjustment	1.3	1.3		1.3

Other comprehensive loss		(3.7)

Comprehensive loss		$(747.1)

Adjustment to redemption value of redeemable noncontrolling interests	(7.0)					(7.0)
Stock compensation expense and other	10.4					10.4
Cash dividends paid by First Data Corporation to Parent	(14.9)		(14.9)

Balance, September 30, 2010	$4,205.3		$(5,984.8)	$(685.0)	0.0	$7,395.2	$3,479.9

(a)

The total net loss presented in the Consolidated Statements of Equity for the nine months ended September 30, 2011 and 2010 is $22.7 million and $26.4 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Net loss (a)	$(17.2)	$(394.5)	$(345.2)	$(743.4)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities	(3.0)	4.2	(2.4)	10.2
Unrealized gains on hedging activities	28.5	15.9	75.3	45.5
Foreign currency translation adjustment	(192.6)	212.7	(29.6)	(60.7)
Pension liability adjustment	0.4	(0.9)	0.4	1.3

Total other comprehensive (loss) income, net of tax	(166.7)	231.9	43.7	(3.7)

Comprehensive loss	(183.9)	(162.6)	(301.5)	(747.1)
Less: Comprehensive income attributable to noncontrolling interests	28.1	45.0	102.6	98.8

Comprehensive loss attributable to First Data Corporation	$(212.0)	$(207.6)	$(404.1)	$(845.9)

(a)

The net loss presented in the Consolidated Statements of Comprehensive Income (Loss) is greater than the amounts presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity which totaled $7.4 million and $22.7 million for the three and nine months ended September 30, 2011, respectively and $8.1 million and $26.4 million for the three and nine months ended September 30, 2010, respectively.

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2011, the consolidated results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 and the consolidated cash flows and changes in equity for the nine months ended September 30, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Presentation

In the third quarter of 2011, the Company recorded a net $55.4 million pretax ($31.5 million after tax) benefit in the Consolidated Statement of Operations to correct cumulative depreciation and amortization errors related to purchase accounting associated with the Company’s 2007 merger with an affiliate of Kohlberg Kravis Roberts & Co. The corrections impacted amortization of initial payments for new contracts within “Transaction and processing service fees” ($1.6 million contra-revenue), “Costs of services” ($10.2 million expense), “Depreciation and amortization” ($54.5 million benefit) and amortization of equity method investments within “Equity earnings in affiliates” ($12.7 million benefit). The errors and the cumulative correction, which totaled $55.4 million in aggregate and occurred over a four year period, were deemed immaterial to prior years and the current year, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Amortization of initial payments for new contracts	$11.5	$9.8	$31.2	$28.5
Amortization related to equity method investments	$4.1	$18.2	$37.8	$54.6

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Interchange fees and assessments	$4,936.6	$4,532.3	$14,318.6	$13,067.7
Debit network fees	$775.4	$713.6	$2,298.6	$2,027.1

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In September 2011, the Financial Accounting Standards Board issued guidance related to testing goodwill for impairment. Under the amended guidance, an entity has the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that the fair value is more likely than not greater than the carrying amount then the two-step impairment test is unnecessary. The amendments will be effective for the Company’s 2012 annual impairment test with early adoption permitted. Management is currently assessing the impact of the revised guidance on its testing goodwill for impairment and is considering early adoption for its 2011 annual impairment test.

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Investment gains	$—	$0.5	$—	$2.3
Derivative financial instruments gains and (losses)	79.4	(31.3)	74.3	(58.1)
Divestitures, net	(0.1)	(1.3)	(1.0)	18.7
Non-operating foreign currency gains and (losses)	12.9	(20.2)	(8.8)	17.8
Other	3.2	—	3.2	—

Other income (expense)	$95.4	$(52.3)	$67.7	$(19.3)

Supplemental Cash Flow Information

During the nine months ended September 30, 2011 and 2010, the principal amount of FDC’s senior Payment In-Kind (“PIK”) notes due 2015 increased by $73.1 million and $362.5 million, respectively, resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on FDC’s senior PIK notes due 2015 will be required to be paid in cash and the first such payment will be due in March 2012.

During the nine months ended September 30, 2011 and 2010, the Company entered into capital leases totaling approximately $130 million and $50 million, respectively.

Refer to Note 9 of these Consolidated Financial Statements for information concerning the Company’s stock-based compensation plans.

Note 3: Restructuring

Restructuring Charges and Reversal of Restructuring Accruals

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
(in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Three months ended September 30, 2011
Restructuring charges	140	$(0.1)	$(4.9)	$(6.8)	$(0.6)	$(12.4)
Restructuring accrual reversal		0.1	—	0.3	0.2	0.6

Total pretax charge, net of reversals		$—	$(4.9)	$(6.5)	$(0.4)	$(11.8)

Nine months ended September 30, 2011
Restructuring charges	660	$(2.8)	$(10.5)	$(29.3)	$(3.4)	$(46.0)
Restructuring accrual reversal		0.9	—	1.2	1.1	3.2

Total pretax charge, net of reversals		$(1.9)	$(10.5)	$(28.1)	$(2.3)	$(42.8)

Three months ended September 30, 2010
Restructuring charges	360	$(12.2)	$(3.7)	$(8.9)	$(8.6)	$(33.4)
Restructuring accrual reversal		0.4	0.1	0.3	0.3	1.1

Total pretax charge, net of reversals		$(11.8)	$(3.6)	$(8.6)	$(8.3)	$(32.3)

Nine months ended September 30, 2010
Restructuring charges	1,080	$(18.9)	$(10.8)	$(21.6)	$(26.0)	$(77.3)
Restructuring accrual reversal		0.7	0.8	4.5	2.6	8.6

Total pretax charge, net of reversals		$(18.2)	$(10.0)	$(17.1)	$(23.4)	$(68.7)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company recorded restructuring charges during the three and nine months ended September 30, 2011 and 2010 in connection with management’s alignment of the business with strategic objectives. Similar initiatives are expected to occur in future periods resulting in additional restructuring charges. Restructuring charges in 2010 also resulted from domestic site consolidations as well as the termination of certain management positions across the organization including the reorganization of executive officers.

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2011:

(in millions)	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2011	$38.7	$0.2
Expense provision	39.7	6.3
Cash payments and other	(50.9)	(0.1)
Changes in estimates	(3.1)	(0.1)

Remaining accrual as of September 30, 2011	$24.4	$6.3

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

As of September 30, 2011, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit, of which $44.9 million and $51.9 million were issued as of September 30, 2011 and December 31, 2010, respectively. FDC had $33.0 million outstanding against this facility as of September 30, 2011 and no amounts outstanding as of December 31, 2010. At September 30, 2011, $1,437.4 million remained available under this facility after considering the amount outstanding and the letters of credit issued under the facility. The maximum amount outstanding against this facility during both the three and nine months ended September 30, 2011 was approximately $130 million.

Other Short-Term Borrowings

As of September 30, 2011 and December 31, 2010, FDC had approximately $393 million and $428 million available, respectively, under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty and the euro. The total amounts outstanding against short-term lines of credit and other arrangements were $126.2 million and $180.3 million as of September 30, 2011 and December 31, 2010, respectively. Certain of these arrangements are uncommitted but FDC had $123.9 million and $150.6 million of borrowings outstanding against them as of September 30, 2011 and December 31, 2010, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Senior Secured Term Loan Facility

The original terms of FDC’s senior secured term loan facility required the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. However, in conjunction with a debt modification in August 2010 as well as with the modification and amendment discussed below, proceeds from the issuance of new notes were used to prepay portions of the principal balances of FDC’s senior secured term loans which satisfied the future quarterly principal payments until March 2018. Therefore, the Company made no principal payments during the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, the Company paid $32.1 million and $96.2 million, respectively, of principal payments on the senior secured term loan facility in accordance with the original provisions, of which $29.8 million and $89.3 million, respectively, related to the U.S. dollar denominated loan and $2.3 million and $6.9 million, respectively, related to the euro denominated loan.

10.55% Senior Payment In-Kind (“PIK”) Notes

The terms of FDC’s 10.55% senior PIK notes due 2015 require that interest on the notes for the period up to and including September 30, 2011 be paid entirely by increasing the principal amount of the outstanding notes or by issuing senior PIK notes. During the three and nine months ended September 30, 2011 and 2010, FDC increased the principal amount of these notes by $37.5 million and $73.1 million, respectively, and $185.9 million and $362.5 million, respectively, in accordance with this provision.

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

(ii) resulted in the extension of the maturity date of approximately $5.0 billion of term loans (consisting of approximately $4.5 billion of dollar denominated term loans and an amount of euro denominated term loans the dollar equivalent of which was approximately $0.5 billion (the “Term Loan Extension”)) under the Amended Credit Agreement to March 24, 2018;

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

Accordingly, when the Amended Credit Agreement became effective, the Company immediately effected a permanent reduction of the revolving credit commitments that were subject to the Revolver Extension in an amount equal to $254.1 million.

Debt Offering. On April 13, 2011, FDC issued and sold $750 million aggregate principal amount of 7.375% senior secured notes due June 15, 2019. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2011. In accordance with the terms of FDC’s Amended Credit Agreement, FDC used the net proceeds from the offering to repay approximately $735 million of its outstanding senior secured term loans, including $0.3 billion of the $5.0 billion that was extended until 2018 under the Amendment Agreement discussed above.

FDC may redeem these notes, in whole or in part, at any time on or after June 15, 2015 at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and a make-whole premium. Thereafter, FDC may redeem the notes, in whole or in part, at established redemption prices. In addition, on or prior to June 15, 2014, FDC may redeem up to 35% of the aggregate principal amount of notes with the net cash proceeds from certain equity offerings at established redemption prices.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The notes rank equally and ratably with all of FDC’s existing and future senior indebtedness and are senior to any of FDC’s subordinated indebtedness. The notes are guaranteed on a senior secured basis by each domestic subsidiary that guarantees FDC’s senior secured credit facilities.

The notes and guarantees also are secured by first-priority liens, subject to permitted liens, on FDC’s and its subsidiary guarantors’ assets, subject to certain exceptions, that will from time to time secure FDC’s senior secured credit facilities and other first-lien indebtedness on a first-priority basis. The notes share equally in the collateral securing FDC’s senior secured credit facilities.

Related Financing Costs. In connection with the debt modification and amendments and the debt offering discussed above, the Company incurred costs of $38.8 million, a significant portion of which was recorded as discounts on the debt and will be amortized to interest expense over the remaining terms of the loans.

2010 Debt Financing Costs

During the nine months ended September 30, 2011, FDC paid $18.6 million in fees that were recorded in 2010 related to the December 2010 debt exchange. During the nine months ended September 30, 2010, FDC paid a net amount of $24.1 million in fees related to the August 2010 debt modification. Refer to Note 8 to the Company’s Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information related to the debt exchange and modification mentioned above.

Note 5: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following tables present the Company’s operating segment results for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$740.5	$336.8	$341.2	$24.5	$1,443.0
Product sales and other	107.5	6.9	102.8	11.5	228.7
Equity earnings in affiliates (a)	—	—	9.0	—	9.0

Total segment reporting revenues	$848.0	$343.7	$453.0	$36.0	$1,680.7

Internal revenue	$4.2	$8.3	$2.5	$—	$15.0
External revenue	843.8	335.4	450.5	36.0	1,665.7
Depreciation and amortization	136.2	82.9	9.2	10.7	239.0
Segment EBITDA	354.1	155.9	112.0	(57.5)	564.5
Other operating expenses and other income (expense) excluding divestitures and other items	37.1	(5.0)	9.2	41.6	82.9

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended September 30, 2010
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$752.1	$342.6	$305.6	$24.3	$1,424.6
Product sales and other	99.0	11.1	89.0	8.5	207.6
Equity earnings in affiliates (a)	—	—	7.9	—	7.9

Total segment reporting revenues	$851.1	$353.7	$402.5	$32.8	$1,640.1

Internal revenue	$4.5	$8.7	$1.9	$—	$15.1
External revenue	846.6	345.0	400.6	32.8	1,625.0
Depreciation and amortization	168.4	88.9	72.1	17.1	346.5
Segment EBITDA	355.6	144.3	82.3	(56.2)	526.0
Other operating expenses and other income (expense) excluding divestitures	(49.5)	(3.6)	(8.3)	(21.9)	(83.3)

	Nine months ended September 30, 2011
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,145.5	$1,006.0	$1,006.4	$84.7	$4,242.6
Product sales and other	311.0	19.9	287.6	28.2	646.7
Equity earnings in affiliates (a)	—	—	25.8	—	25.8

Total segment reporting revenues	$2,456.5	$1,025.9	$1,319.8	$112.9	$4,915.1

Internal revenue	$13.2	$28.8	$7.1	$—	$49.1
External revenue	2,443.3	997.1	1,312.7	112.9	4,866.0
Depreciation and amortization	430.5	258.6	165.1	32.6	886.8
Segment EBITDA	991.8	435.1	322.8	(156.3)	1,593.4
Other operating expenses and other income (expense) excluding divestitures	15.3	(10.5)	(10.6)	30.9	25.1

	Nine months ended September 30, 2010
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,153.9	$1,022.4	$904.3	$99.3	$4,179.9
Product sales and other	288.1	28.8	255.3	41.3	613.5
Equity earnings in affiliates (a)	—	—	21.7	—	21.7

Total segment reporting revenues	$2,442.0	$1,051.2	$1,181.3	$140.6	$4,815.1

Internal revenue	$13.5	$26.7	$6.1	$—	$46.3
External revenue	2,428.5	1,024.5	1,175.2	140.6	4,768.8
Depreciation and amortization	505.6	264.8	214.4	42.0	1,026.8
Segment EBITDA	949.8	412.0	233.4	(132.0)	1,463.2
Other operating expenses and other income (expense) excluding divestitures	(36.7)	(8.0)	(16.4)	(43.6)	(104.7)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Segment Revenues:
Total reported segments	$1,644.7	$1,607.3	$4,802.2	$4,674.5
All Other and Corporate	36.0	32.8	112.9	140.6
Adjustment to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(4.7)	(1.3)	(11.5)	(15.9)
Eliminations of intersegment revenues	(15.0)	(15.1)	(49.1)	(46.3)

Adjusted revenue	1,661.0	1,623.7	4,854.5	4,752.9

Adjustment to reconcile to Consolidated revenues:
Adjustments for non-wholly-owned entities (c)	46.6	56.5	144.7	166.6
Official check and money order revenues (b)	4.7	1.3	11.5	15.9
ISO commission expense	99.7	93.0	292.0	246.9
Reimbursable debit network fees, postage and other	919.8	858.6	2,723.1	2,467.6

Consolidated revenues	$2,731.8	$2,633.1	$8,025.8	$7,649.9

Segment EBITDA:
Total reported segments	$622.0	$582.2	$1,749.7	$1,595.2
All Other and Corporate	(57.5)	(56.2)	(156.3)	(132.0)

Adjusted EBITDA	564.5	526.0	1,593.4	1,463.2

Adjustments to reconcile to “Net loss attributable to First Data Corporation”:
Divested businesses	—	(0.3)	—	1.1
Adjustments for non-wholly-owned entities (c)	25.0	8.3	49.1	26.3
Depreciation and amortization	(263.7)	(354.7)	(935.3)	(1,053.4)
Interest expense	(466.7)	(455.8)	(1,371.3)	(1,355.6)
Interest income	1.6	2.1	5.4	5.5
Other items (d)	84.9	(84.6)	18.0	(86.0)
Income tax benefit (expense)	18.9	(52.3)	255.0	208.2
Stock-based compensation	(4.2)	(2.8)	(12.7)	(9.3)
Official check and money order EBITDA (b)	2.2	(1.8)	3.5	5.8
Costs of alliance conversions	(7.0)	(7.9)	(20.0)	(19.6)
Stock plan modification expenses	—	—	—	(7.8)
KKR related items	(9.4)	(7.5)	(28.4)	(21.0)
Debt issuance costs	—	—	(3.5)	—

Net loss attributable to First Data Corporation	$(53.9)	$(431.3)	$(446.8)	$(842.6)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment assets are as follows:

(in millions)	As of September 30, 2011	As of December 31, 2010
Assets:
Retail and Alliance Services	$24,133.7	$24,673.8
Financial Services	4,735.5	4,982.2
International	5,204.5	5,186.7
All Other and Corporate	2,467.1	2,701.4

Consolidated	$36,540.8	$37,544.1

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Depreciation and amortization:
Total reported segments	$228.3	$329.4	$854.2	$984.8
All Other and Corporate	10.7	17.1	32.6	42.0

	239.0	346.5	886.8	1,026.8

Adjustments to reconcile to consolidated depreciation and amortization:
Adjustments for non-wholly-owned entities	28.8	26.4	86.3	81.2
Amortization of initial payments for new contracts	11.5	9.8	31.2	28.5

Total consolidated depreciation and amortization	$279.3	$382.7	$1,004.3	$1,136.5

Note 6: Redeemable Noncontrolling Interest

The following table presents a summary of the redeemable noncontrolling interest activity:

	Nine months ended September 30,
(in millions)	2011	2010
Balance as of January 1,	$28.1	$226.9
Distributions	(23.8)	(19.3)
Share of income	22.7	26.4
Purchase of noncontrolling interests	—	(213.3)
Adjustment to redemption value of redeemable noncontrolling interest	18.9	7.0
Other	—	0.1

Balance as of September 30,	$45.9	$27.8

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The estimated range of reasonably possible losses is based on currently available information and involves elements of judgment and significant uncertainties. As additional information becomes available and the resolution of the uncertainties becomes more apparent, it is possible that actual losses may exceed even the high end of the estimated range.

Other

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Note 8: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Service costs	$0.8	$0.8	$2.4	$2.4
Interest costs	10.0	10.0	30.0	29.8
Expected return on plan assets	(11.6)	(10.1)	(35.0)	(30.1)
Amortization	0.3	0.6	0.9	1.7

Net periodic benefit expense/(income)	$(0.5)	$1.3	$(1.7)	$3.8

The Company estimates pension plan contributions for 2011 to be approximately $30 million. During the nine months ended September 30, 2011, approximately $23 million was contributed to the United Kingdom plan and no contributions were made to the U.S. plan.

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

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Total stock-based compensation expense (pretax)	$4.4	$4.4	$13.3	$10.9

The amount of stock-based compensation expense recognized in the nine months ended September 30, 2011 as compared to the same period in 2010 was higher due to a forfeiture rate adjustment made during the nine months ended September 30, 2010.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Options

During the nine months ended September 30, 2011 time-based and performance-based options were granted under the stock plan. The time-based options granted vest equally over a three to five year period and performance-based options vest based upon the Company achieving certain EBITDA targets.

As of September 30, 2011 there was approximately $105 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options. Approximately $19 million will be recognized over a weighted-average period of approximately 2.3 years while approximately $86 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

The fair value of Holdings stock options granted for the nine months ended September 30, 2011 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Nine months ended September 30, 2011
Risk-free interest rate	2.89%
Dividend yield	—
Volatility	54.72%
Expected term (in years)	7
Fair value of stock	$3.00
Fair value of options	$1.73

A summary of Holdings stock option activity for the nine months ended September 30, 2011 is as follows:

(options in millions)	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2011	70.0	$3
Granted	6.5	$3
Cancelled / Forfeited	(3.4)	$3

Outstanding at September 30, 2011	73.1	$3

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during the nine months ended September 30, 2011. As of September 30, 2011 there was approximately $32 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock. Approximately $1 million will be recognized over a weighted-average period of approximately 1.8 years while approximately $31 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

A summary of Holdings restricted stock award and restricted stock unit activity for the nine months ended September 30, 2011 is as follows:

(awards/units in millions)	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2011	8.4	$3
Granted	3.0	$3
Cancelled / Forfeited	(0.5)	$3

Non-vested at September 30, 2011	10.9	$3

Note 10: Investment Securities

The majority of the Company’s investment securities are a component of settlement assets and represent the investment of funds received by the Company from the sale of payment instruments (official checks and financial institution money orders) by authorized agents. As of September 30, 2011, the Company’s investment securities included in current settlement assets primarily consist of municipal obligations. As of December 31, 2010, the Company’s investment securities included in current settlement assets largely consisted of corporate bonds. As of September 30, 2011 and December 31, 2010, the Company’s long-term settlement assets were primarily comprised of student loan auction rate securities (“SLARS”) and corporate bonds. Realized gains and losses and other-than-temporary impairments (“OTTI”) on investments classified as settlement assets are recorded in the “Product sales and other” line item

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

of the Consolidated Statements of Operations. The Company carried other investments, primarily cost method investments, which are included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets and are discussed further below. Realized gains and losses on these investments are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2.

The principal components of the Company’s investment securities are as follows:

(in millions)	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)/(c)	Fair Value (d)
As of September 30, 2011
Student loan auction rate securities	$184.3	$1.3	$(5.1)	$—	$180.5
Corporate bonds	20.6	—	(0.4)	—	20.2
State and municipal obligations	91.3	—	—	—	91.3
U.S. Government guaranteed agency securities	10.0	—	—	—	10.0
Other	0.1	0.5	—	—	0.6

Total available-for-sale securities	306.3	1.8	(5.5)	—	302.6

Cost method investments	23.9	—	—	—	23.9

Totals	$330.2	$1.8	$(5.5)	$—	$326.5

As of December 31, 2010
Student loan auction rate securities	$341.1	$—	$—	$—	$341.1
Corporate bonds	63.0	0.1	(0.1)	—	63.0
State and municipal obligations (e)	0.5	—	—	—	0.5
Other	0.1	0.1	—	—	0.2

Total available-for-sale securities	404.7	0.2	(0.1)	—	404.8

Cost method investments	24.5	—	—	—	24.5

Totals	$429.2	$0.2	$(0.1)	$—	$429.3

(a)	Represents amortized cost for debt securities.
(b)	“OTTI” refers to other-than-temporary impairments.
(c)	For debt securities, represents the fair value adjustment excluding that attributable to credit losses.
(d)	Represents cost for cost method investments.
(e)	State and municipal obligations have been reclassed from “Other” to conform to current year presentation.

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(in millions)	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2011
Student loan auction rate securities	$123.2	$(5.1)	$—	$—	$123.2	$(5.1)
Corporate bonds	$20.2	$(0.4)	$—	$—	$20.2	$(0.4)

As of December 31, 2010
Corporate bonds	$45.8	$(0.1)	$—	$—	$45.8	$(0.1)

Management believes the unrealized losses as of September 30, 2011 were largely attributable to a temporary fluctuation in bond prices.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents additional information regarding available-for-sale securities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Proceeds from sales (a)	$79.2	$113.0	$261.1	$134.3
Gross realized gains included in earnings as a result of sales (a)	1.9	1.2	2.9	6.2
Gross realized (losses) included in earnings as a result of sales (a)	(0.1)	(3.3)	(2.8)	(3.3)
Gross realized (losses) included in earnings as a result of impairment	(0.1)	—	(0.1)	(0.3)
Net unrealized (losses) or gains included in OCI, net of tax	(1.9)	6.6	(2.4)	12.4
Net gains reclassified out of OCI into earnings, net of tax	1.1	2.4	—	2.2

(a)	Includes activity resulting from sales, redemptions, liquidations and related matters. Gains and losses are recorded in the “Product sales and other” or “Other income (expense)” line items of the Consolidated Statements of Operations.

The following table presents maturity information for the Company’s investments in debt securities as of September 30, 2011:

(in millions)	Fair Value
Due within one year	$89.4
Due after one year through five years	32.1
Due after five years through 10 years	28.9
Due after 10 years	151.6

Total debt securities	$302.0

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of September 30, 2011, there were no indicators of impairment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of September 30, 2011, it was deemed impracticable to estimate the fair value on $18.6 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments.

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

As of September 30, 2011, the Company uses derivative instruments (i) to mitigate cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), (ii) to preserve the ratio of fixed rate and floating rate debt that the Company held prior to the debt modifications and amendments discussed in Note 4 and (iii) to protect the net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates.

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

Derivatives Not Qualifying For Hedge Accounting

As of September 30, 2011, the Company had certain derivative instruments that functioned as economic hedges but no longer qualified or were not designated to qualify for hedge accounting. Such instruments included cross-currency swaps held in order to mitigate foreign currency exposure on intercompany loans and interest rate swaps held in order to mitigate the exposure on interest payments related to variable rate debt to fluctuations in interest rates. Additionally, during 2011, the Company entered into a fixed to floating interest rate swap in order to preserve the ratio of fixed rate and floating rate debt that it held prior to the debt modification and amendments discussed in Note 4. The swap has a notional value of $750.0 million and expires on June 15, 2019.

Certain of the Company’s interest rate swaps, including several that are designated as cash flow hedges as discussed in “Derivatives That Qualify for Hedge Accounting” below, will expire in September 2012. During the third quarter of 2011, the Company entered into forward-starting interest rate swaps with a combined notional value of $3.0 billion that will become effective upon expiration of the existing instruments. The forward-starting interest rate swaps are intended to mitigate exposure to fluctuations in interest rates and will expire in September 2016.

The notional value of the currently effective interest rate swaps and forward-starting interest rate swaps that do not qualify for hedge accounting was $2.3 billion and $3.0 billion, respectively.

During the first quarter of 2011, the Company held a foreign exchange rate collar with a notional value of $1.9 million that expired on March 31, 2011.

As of September 30, 2011, the Company held cross-currency swaps not qualifying for hedge accounting with a notional value of 91.1 million euro (approximately $123.8 million).

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Derivatives That Qualify for Hedge Accounting

Hedge of a net investment in a foreign operation. As of September 30, 2011, the Company held a cross-currency swap that was designated as a hedge of a net investment in a foreign operation with an aggregate notional amount of 115.0 million Australian dollars (approximately $114.0 million).

Cash flow hedges. As of September 30, 2011, the Company held interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $3.5 billion of the approximate $11.2 billion of variable rate senior secured term loan. Although these hedges remain highly effective on an ongoing basis in offsetting the variability in the interest payments, any ineffectiveness is recognized immediately in the Consolidated Statements of Operations.

At September 30, 2011, the maximum length of time over which the Company has designated hedges against its exposure is approximately 1 year. The Company follows the hypothetical derivative method to measure hedge ineffectiveness which resulted mostly from the hedges being off-market at the time of designation. Ineffectiveness associated with these hedges is recognized immediately in the Consolidated Statements of Operations. The amount of losses in OCI related to the hedged transactions as of September 30, 2011 that is expected to be reclassified into the Consolidated Statements of Operations within the next 12 months is approximately $75.4 million.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below.

Fair Value of Derivative Instruments

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of September 30, 2011
(in millions)	Assets (a)	Liabilities (b)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$(151.1)
Foreign exchange contracts	—	(21.2)

Total derivatives designated as hedging instruments	$—	$(172.3)

Derivatives not designated as hedging instruments
Interest rate contracts	$81.9	$(63.0)
Foreign exchange contracts	8.3	(1.1)
Forward-starting interest rate contracts	5.4	(0.6)

Total derivatives not designated as hedging instruments	95.6	(64.7)

Total derivatives	$95.6	$(237.0)

	As of December 31, 2010
(in millions)	Assets (a)	Liabilities (b)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$(252.2)
Foreign exchange contracts	—	(21.3)

Total derivatives designated as hedging instruments	$—	$(273.5)

Derivatives not designated as hedging instruments
Interest rate contracts	$—	$(105.0)
Foreign exchange contracts	7.7	(0.9)

Total derivatives not designated as hedging instruments	7.7	(105.9)

Total derivatives	$7.7	$(379.4)

(a)	Derivative assets are included in the “Other long-term assets” line of the Consolidated Balance Sheets.
(b)	Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Three months ended September 30,
	2011		2010
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$26.4	—	$(14.3)	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(19.0)	—	$(43.1)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	$(0.5)	—	$(1.6)	—
Derivatives in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	$8.1	—	$(12.2)
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$70.5	$9.4	$(17.7)	$(12.0)

(a)	Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.
(b)	Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

	Nine months ended September 30,
	2011		2010
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$58.7	—	$(50.5)	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(57.0)	—	$(126.7)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	$(2.2)	—	$(5.1)	—
Derivatives in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	$(1.7)	—	$(8.1)
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	—	—	$0.5
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$76.6	$(0.1)	$(60.5)	$7.0

(a)	Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.
(b)	Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

Accumulated Derivatives Gains and Losses

The following table summarizes activity in other comprehensive income for the nine months ended September 30, 2011 related to derivative instruments classified as cash flow hedges and as a net investment hedge held by the Company:

(in millions, after tax)	Nine months ended September 30, 2011
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(181.3)
Less: Reclassifications into earnings from other comprehensive income (loss)	37.1

(144.2)
Increase in fair value of derivatives that qualify for hedge accounting (a)	37.1

Accumulated loss included in other comprehensive income (loss) at end of the period	$(107.1)

(a)	Gains and losses are included in “Unrealized gains on hedging activities” and in “Foreign currency translation adjustment” on the Consolidated Statements of Equity.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12: Fair Value Measurement

Fair Value of Financial Instruments

Carrying amounts for certain of the Company’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments:

	As of September 30, 2011
(in millions)	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$89.4	$89.4
Long-term investment securities	$212.7	$212.7
Other long-term assets:
Long-term investment securities	$0.5	$0.5
Cost method investments	$23.9	$23.9
Derivative financial instruments	$95.6	$95.6
Other current liabilities:
Derivative financial instruments	$214.1	$214.1
Long-term borrowings:
Long-term borrowings	$22,553.4	$18,359.8
Other long-term liabilities:
Derivative financial instruments	$22.9	$22.9

(a)	Represents cost for cost method investments. Refer to Note 10 of these Consolidated Financial Statements for a more detailed discussion of cost method investments.

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

Concentration of Credit Risk

The Company’s investment securities are diversified across multiple issuers within its investment portfolio (investment securities plus cash and cash equivalents). In addition to investment securities, the Company maintains other financial instruments with various financial institutions. The Company’s largest single issuer represents less than 10% of the total carrying value of the investment portfolio and the Company limits its derivative financial instruments credit risk by maintaining contracts with counterparties having a credit rating of “A” or higher. The Company periodically reviews the credit standings of these institutions.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy:

	As of September 30, 2011
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$180.5	$180.5
Corporate bonds	—	20.2	—	20.2
State and municipal obligations	—	90.8	—	90.8
U.S. Government guaranteed agency securities	—	10.0	—	10.0
Preferred stock	0.6	—	—	0.6

Total settlement assets	0.6	121.0	180.5	302.1
Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Interest rate swap contracts	—	81.9	—	81.9
Foreign currency derivative contracts	—	8.3	—	8.3
Forward-starting interest rate contracts	—	5.4	—	5.4

Total other long-term assets	—	96.1	—	96.1

Total assets at fair value	$0.6	$217.1	$180.5	$398.2

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$214.1	$—	$214.1
Other long-term liabilities:
Foreign currency derivative contracts	—	22.3	—	22.3
Forward-starting interest rate contracts	—	0.6	—	0.6

Total liabilities at fair value	$—	$237.0	$—	$237.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of December 31, 2010
	Fair Value Measurement Using
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

Settlement assets - Student loan auction rate securities. Due to the lack of observable market activity for the SLARS held by the Company as of September 30, 2011, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy. A 50 basis point change in liquidity risk premium, as well as slight changes in other factors, would impact the value of the SLARS by approximately $4 million. For additional information regarding sales, settlements and impairments of the SLARS, refer to Note 10 of these Consolidated Financial Statements.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance as of January 1, 2011	$341.1
Total losses (realized or unrealized):
Included in other comprehensive income	(3.8)
Included in product sales and other	(0.1)
Sales	(149.1)
Settlements	(7.6)
Transfers in (out) of Level 3	—

Ending balance as of September 30, 2011	$180.5

Settlement assets - Other available-for-sale securities. Prices for the municipal, corporate, and U.S. Government securities are not quoted on active exchanges but are priced through an independent third-party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, from other market inputs. Bonds were valued under a market approach using

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

observable inputs including reported trades, benchmark yields, broker/dealer quotes, issuer spreads and other standard inputs. Municipal paper was valued under a market approach using observable inputs including maturity date, issue date, credit rating, current commercial paper rates and settlement date.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the nine months ended September 30, 2011, the Company did not perform any non-recurring fair value measurements.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the results of operations, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the three and nine months ended September 30, 2011 and 2010, and as of September 30, 2011 and December 31, 2010 to arrive at the information for FDC on a consolidated basis.

	Three months ended September 30, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,022.7	$601.2	$(39.6)	$1,584.3
Product sales and other	—	144.0	97.9	(14.2)	227.7
Reimbursable debit network fees, postage and other	—	639.9	299.4	(19.5)	919.8

	—	1,806.6	998.5	(73.3)	2,731.8

Expenses:
Cost of services (exclusive of items shown below)	—	503.0	282.3	(39.6)	745.7
Cost of products sold	—	68.0	38.6	(14.2)	92.4
Selling, general and administrative	64.7	229.2	113.8	—	407.7
Reimbursable debit network fees, postage and other	—	639.9	299.4	(19.5)	919.8
Depreciation and amortization	2.0	135.5	126.2	—	263.7
Other operating expenses:
Restructuring, net	—	6.5	5.3	—	11.8
Litigation and regulatory settlements	(2.5)	—	—	—	(2.5)

	64.2	1,582.1	865.6	(73.3)	2,438.6

Operating (loss) profit	(64.2)	224.5	132.9	—	293.2

Interest income	—	0.2	1.4	—	1.6
Interest expense	(461.9)	(1.9)	(2.9)	—	(466.7)
Interest income (expense) from intercompany notes	41.6	(44.5)	2.9	—	—
Other income (expense)	148.6	—	(53.2)	—	95.4
Equity earnings from consolidated subsidiaries	163.7	41.4	—	(205.1)	—

	(108.0)	(4.8)	(51.8)	(205.1)	(369.7)

(Loss) income before income taxes and equity earnings in affiliates	(172.2)	219.7	81.1	(205.1)	(76.5)
Income tax (benefit) expense	(118.3)	83.0	16.4	—	(18.9)
Equity earnings in affiliates	—	48.8	(1.0)	—	47.8

Net (loss) income	(53.9)	185.5	63.7	(205.1)	(9.8)
Less: Net income attributable to noncontrolling interests	—	—	14.6	29.5	44.1

Net (loss) income attributable to First Data Corporation	$(53.9)	$185.5	$49.1	$(234.6)	$(53.9)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine months ended September 30, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,989.0	$1,789.8	$(118.1)	$4,660.7
Product sales and other	—	411.5	275.3	(44.8)	642.0
Reimbursable debit network fees, postage and other	—	1,865.5	917.3	(59.7)	2,723.1

	—	5,266.0	2,982.4	(222.6)	8,025.8

Expenses:
Cost of services (exclusive of items shown below)	—	1,455.7	844.1	(118.1)	2,181.7
Cost of products sold	—	203.2	117.3	(44.8)	275.7
Selling, general and administrative	198.9	700.3	358.8	—	1,258.0
Reimbursable debit network fees, postage and other	—	1,865.5	917.3	(59.7)	2,723.1
Depreciation and amortization	6.3	553.8	375.2	—	935.3
Other operating expenses:
Restructuring, net	(0.4)	22.0	21.2	—	42.8
Litigation and regulatory settlements	(2.5)	—	—	—	(2.5)

	202.3	4,800.5	2,633.9	(222.6)	7,414.1

Operating (loss) profit	(202.3)	465.5	348.5	—	611.7

Interest income	0.2	0.6	4.6	—	5.4
Interest expense	(1,356.1)	(5.6)	(9.6)	—	(1,371.3)
Interest income (expense) from intercompany notes	117.3	(129.2)	11.9	—	—
Other income (expense)	48.7	9.3	9.7	—	67.7
Equity earnings from consolidated subsidiaries	442.9	97.6	—	(540.5)	—

	(747.0)	(27.3)	16.6	(540.5)	(1,298.2)

(Loss) income before income taxes and equity earnings in affiliates	(949.3)	438.2	365.1	(540.5)	(686.5)
Income tax (benefit) expense	(502.5)	208.2	39.3	—	(255.0)
Equity earnings in affiliates	—	109.6	(0.6)	—	109.0

Net (loss) income	(446.8)	339.6	325.2	(540.5)	(322.5)
Less: Net income attributable to noncontrolling interests	—	0.2	41.7	82.4	124.3

Net (loss) income attributable to First Data Corporation	$(446.8)	$339.4	$283.5	$(622.9)	$(446.8)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended September 30, 2010
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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine months ended September 30, 2010
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,964.3	$1,717.9	$(107.5)	$4,574.7
Product sales and other	—	396.4	250.1	(38.9)	607.6
Reimbursable debit network fees, postage and other	—	1,698.4	821.6	(52.4)	2,467.6

	—	5,059.1	2,789.6	(198.8)	7,649.9

Expenses:
Cost of services (exclusive of items shown below)	—	1,427.1	931.7	(107.5)	2,251.3
Cost of products sold	—	189.6	123.0	(38.9)	273.7
Selling, general and administrative	192.8	654.5	332.4	—	1,179.7
Reimbursable debit network fees, postage and other	—	1,698.4	821.6	(52.4)	2,467.6
Depreciation and amortization	5.7	699.1	348.6	—	1,053.4
Other operating expenses:
Restructuring, net	12.5	42.9	13.3	—	68.7
Litigation and regulatory settlements	—	(2.0)	—	—	(2.0)

	211.0	4,709.6	2,570.6	(198.8)	7,292.4

Operating (loss) profit	(211.0)	349.5	219.0	—	357.5

Interest income	0.9	0.8	3.8	—	5.5
Interest expense	(1,338.7)	(5.2)	(11.7)	—	(1,355.6)
Interest income (expense) from intercompany notes	82.0	(107.1)	25.1	—	—
Other income (expense)	(3.9)	30.3	(19.7)	(26.0)	(19.3)
Equity earnings from consolidated subsidiaries	208.7	106.1	—	(314.8)	—

	(1,051.0)	24.9	(2.5)	(340.8)	(1,369.4)

(Loss) income before income taxes and equity earnings in affiliates	(1,262.0)	374.4	216.5	(340.8)	(1,011.9)
Income tax (benefit) expense	(419.4)	101.4	109.8	—	(208.2)
Equity earnings in affiliates	—	87.4	1.2	(1.9)	86.7

Net (loss) income	(842.6)	360.4	107.9	(342.7)	(717.0)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.2)	34.9	90.9	125.6

Net (loss) income attributable to First Data Corporation	$(842.6)	$360.6	$73.0	$(433.6)	$(842.6)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	As of September 30, 2011
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4.2	$18.8	$379.4	$—	$402.4
Accounts receivable, net of allowance for doubtful accounts	1.2	952.0	942.7	—	1,895.9
Settlement assets (a)	—	3,680.5	3,053.6	—	6,734.1
Other current assets	92.0	254.0	65.8	—	411.8

Total current assets	97.4	4,905.3	4,441.5	—	9,444.2

Property and equipment, net of accumulated depreciation	31.7	635.4	265.0	—	932.1
Goodwill	—	9,488.6	7,809.6	—	17,298.2
Customer relationships, net of accumulated amortization	—	2,624.7	2,045.3	—	4,670.0
Other intangibles, net of accumulated amortization	606.3	652.5	660.3	—	1,919.1
Investment in affiliates	—	1,132.9	38.0	—	1,170.9
Long-term settlement assets (a)	—	—	212.7	—	212.7
Other long-term assets	525.6	330.5	37.5	—	893.6
Investment in consolidated subsidiaries	25,203.7	5,473.9	—	(30,677.6)	—

Total assets	$26,464.7	$25,243.8	$15,509.9	$(30,677.6)	$36,540.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2.8	$114.5	$75.8	$—	$193.1
Short-term and current portion of long-term borrowings	65.7	39.7	144.2	—	249.6
Settlement obligations (a)	—	3,680.5	3,270.0	—	6,950.5
Other current liabilities	484.9	520.5	411.6	—	1,417.0

Total current liabilities	553.4	4,355.2	3,901.6	—	8,810.2

Long-term borrowings	22,444.3	75.2	33.9	—	22,553.4
Long-term deferred tax (assets) liabilities	(1,004.7)	1,705.8	118.5	—	819.6
Intercompany payable (receivable)	5,447.5	(4,453.9)	(993.6)	—	—
Intercompany notes	(1,793.4)	1,913.1	(119.7)	—	—
Other long-term liabilities	632.1	98.9	30.5	—	761.5

Total liabilities	26,279.2	3,694.3	2,971.2	—	32,944.7

Redeemable equity interest	—	—	45.9	(45.9)	—
Redeemable noncontrolling interest	—	—	—	45.9	45.9
First Data Corporation stockholder’s equity	185.5	21,549.5	5,726.8	(27,276.3)	185.5
Noncontrolling interests	—	—	65.0	3,299.7	3,364.7
Equity of consolidated alliance	—	—	6,701.0	(6,701.0)	—

Total equity	185.5	21,549.5	12,492.8	(30,677.6)	3,550.2

Total liabilities and equity	$26,464.7	$25,243.8	$15,509.9	$(30,677.6)	$36,540.8

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	As of December 31, 2010
	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$164.1	$21.1	$324.3	$—	$509.5
Accounts receivable, net of allowance for doubtful accounts	2.6	1,121.1	1,045.9	—	2,169.6
Settlement assets (a)	—	3,476.2	3,217.8	—	6,694.0
Other current assets	86.0	262.4	65.0	—	413.4

Total current assets	252.7	4,880.8	4,653.0	—	9,786.5

Property and equipment, net of accumulated depreciation	30.3	637.2	284.5	—	952.0
Goodwill	—	9,468.3	7,828.6	—	17,296.9
Customer relationships, net of accumulated amortization	—	2,923.8	2,299.9	—	5,223.7
Other intangibles, net of accumulated amortization	606.9	665.4	658.7	—	1,931.0
Investment in affiliates	—	1,169.9	38.3	—	1,208.2
Long-term settlement assets (a)	—	—	365.1	—	365.1
Other long-term assets	482.4	265.5	32.8	—	780.7
Investment in consolidated subsidiaries	25,074.4	5,361.4	—	(30,435.8)	—

Total assets	$26,446.7	$25,372.3	$16,160.9	$(30,435.8)	$37,544.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$0.4	$95.2	$85.3	$—	$180.9
Short-term and current portion of long-term borrowings	31.7	44.9	193.9	—	270.5
Settlement obligations (a)	—	3,476.2	3,582.7	—	7,058.9
Other current liabilities	301.1	651.3	401.3	—	1,353.7

Total current liabilities	333.2	4,267.6	4,263.2	—	8,864.0

Long-term borrowings	22,376.0	21.8	41.0	—	22,438.8
Long-term deferred tax (assets) liabilities	(928.5)	1,838.6	103.6	—	1,013.7
Intercompany payable (receivable)	4,298.1	(3,496.7)	(801.4)	—	—
Intercompany notes	(1,253.2)	1,621.1	(367.9)	—	—
Other long-term liabilities	1,026.8	89.7	23.1	—	1,139.6

Total liabilities	25,852.4	4,342.1	3,261.6	—	33,456.1

Redeemable equity interest	—	—	28.1	(28.1)	—
Redeemable noncontrolling interest	—	—	—	28.1	28.1
First Data Corporation stockholder’s equity	594.3	21,030.4	5,864.5	(26,894.9)	594.3
Noncontrolling interests	—	(0.2)	52.5	3,413.3	3,465.6
Equity of consolidated alliance	—	—	6,954.2	(6,954.2)	—

Total equity	594.3	21,030.2	12,871.2	(30,435.8)	4,059.9

Total liabilities and equity	$26,446.7	$25,372.3	$16,160.9	$(30,435.8)	$37,544.1

(a)

The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine months ended September 30, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(446.8)	$339.6	$325.2	$(540.5)	$(322.5)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	6.3	611.2	386.8	—	1,004.3
Charges (gains) related to other operating expenses and other income (expense)	(49.1)	12.7	11.5	—	(24.9)
Other non-cash and non-operating items, net	(360.1)	(151.1)	8.9	540.5	38.2
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(510.6)	282.3	72.1	—	(156.2)

Net cash (used in) provided by operating activities	(1,360.3)	1,094.7	804.5	—	538.9

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	—	(19.8)	(0.1)	—	(19.9)
Payments related to other businesses previously acquired	—	—	3.2	—	3.2
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	1.7	—	1.7
Additions to property and equipment	(4.0)	(70.4)	(69.3)	—	(143.7)
Proceeds from sale of property and equipment	—	16.4	1.3	—	17.7
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.3)	(118.8)	(31.0)	—	(150.1)
Distributions and dividends from subsidiaries	75.6	204.1	—	(279.7)	—
Other investing activities	1.1	0.4	(2.2)	—	(0.7)

Net cash provided by (used in) investing activities	72.4	11.9	(96.4)	(279.7)	(291.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	33.0	—	(57.7)	—	(24.7)
Debt modifications and related financing costs	(39.7)	—	—	—	(39.7)
Principal payments on long-term debt	(0.2)	(39.5)	(13.5)	—	(53.2)
Proceeds from sale-leaseback transactions	—	—	7.3	—	7.3
Contributions from noncontrolling interests	—	—	0.8	—	0.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(32.0)	(196.0)	(228.0)
Distributions paid to equity holders	—	—	(400.1)	400.1	—
Redemption of Parent’s redeemable common stock	(0.3)	—	—	—	(0.3)
Cash dividends	—	—	(75.6)	75.6	—
Intercompany	1,135.2	(1,051.3)	(83.9)	—	—

Net cash provided by (used in) financing activities	1,128.0	(1,090.8)	(654.7)	279.7	(337.8)

Effect of exchange rate changes on cash and cash equivalents	—	(18.1)	1.7	—	(16.4)

Change in cash and cash equivalents	(159.9)	(2.3)	55.1	—	(107.1)

Cash and cash equivalents at beginning of period	164.1	21.1	324.3	—	509.5

Cash and cash equivalents at end of period	$4.2	$18.8	$379.4	$—	$402.4

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine months ended September 30, 2010
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(842.6)	$360.4	$107.9	$(342.7)	$(717.0)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	5.7	773.1	357.7	—	1,136.5
Charges related to other operating expenses and other income (expense)	16.4	10.6	33.0	26.0	86.0
Other non-cash and non-operating items, net	79.6	(156.7)	2.4	316.6	241.9
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(574.0)	107.2	249.8	(2.9)	(219.9)

Net cash (used in) provided by operating activities	(1,314.9)	1,094.6	750.8	(3.0)	527.5

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	—	(1.1)	(0.1)	—	(1.2)
Payments related to other businesses previously acquired	—	—	(1.4)	—	(1.4)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	21.2	—	21.2
Additions to property and equipment	(3.5)	(85.0)	(69.0)	—	(157.5)
Proceeds from sale of property and equipment	—	0.9	0.9	—	1.8
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.1)	(95.2)	(25.5)	—	(121.8)
Distributions and dividends from subsidiaries	73.2	136.4	—	(209.6)	—
Other investing activities	3.2	135.0	14.9	(134.5)	18.6

Net cash provided by (used in) investing activities	71.8	91.0	(59.0)	(344.1)	(240.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	20.0	—	3.4	—	23.4
Debt modifications and related financing costs	(24.1)	—	—	—	(24.1)
Principal payments on long-term debt	(143.7)	(44.5)	(16.4)	—	(204.6)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(19.9)	(135.6)	(155.5)
Distributions paid to redeemable equity holders	—	—	(7.5)	7.5	—
Distributions paid to equity holders	—	—	(267.5)	267.5	—
Purchase of noncontrolling interest	—	—	—	(213.3)	(213.3)
Redemption of Parent’s redeemable common stock	(1.0)	—	—	—	(1.0)
Redemption of redeemable equity of consolidated alliance	—	—	(347.8)	347.8	—
Cash dividends	(14.9)	—	(73.2)	73.2	(14.9)
Intercompany	1,327.5	(1,142.1)	(185.4)	—	—

Net cash provided by (used in) financing activities	1,163.8	(1,186.6)	(914.3)	347.1	(590.0)

Effect of exchange rate changes on cash and cash equivalents	—	1.8	6.0	—	7.8

Change in cash and cash equivalents	(79.3)	0.8	(216.5)	—	(295.0)

Cash and cash equivalents at beginning of period	104.6	25.4	607.0	—	737.0

Cash and cash equivalents at end of period	$25.3	$26.2	$390.5	$—	$442.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Data Corporation (“FDC” or “the Company”), with principal executive offices in Atlanta, Georgia, operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; prepaid card services; and check verification, settlement and guarantee services.

Regulatory Reform

On June 29, 2011, the Federal Reserve Board published the final rules governing debit card interchange fees, and routing and exclusivity restrictions as well as a proposed rule governing the fraud prevention adjustment in response to Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Effective October 1, 2011, debit interchange rates for card issuers with more than $10 billion of assets are capped at $.21 per transaction with an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $.01 per transaction in debit interchange for fraud prevention costs. In addition, the new regulations ban debit payment card networks from prohibiting an issuer from contracting with any other payment card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction. On April 1, 2013, the ban on network exclusivity arrangements becomes effective for non-reloadable prepaid card and healthcare prepaid issuers. Additionally, each debit card issuer must participate in 2 unaffiliated networks beginning April 1, 2012 and each debit payment card network must comply with applicable exclusivity requirements by October 1, 2011. These regulatory changes create both opportunities and challenges for the Company. Increased regulation may increase the complexity of operating, both domestically and internationally, creating an opportunity for larger competitors to differentiate themselves both in product capabilities and service delivery. The ban on network exclusivity also will enhance competition to allow the Company to compete for additional business. At the same time, these regulatory changes may cause operating costs to increase as the Company adjusts its activities in light of compliance costs and customer requirements. The overall impact on the Company is difficult to estimate as it will take some time for the market to react and adjust to the new regulations.

Banc of America Merchant Services, LLC (“BAMS”)

Since the formation of the BAMS alliance, the intent was to shift processing for merchants contributed to the alliance by Bank of America N.A. (“the Bank”) from three existing bank platforms to First Data. After evaluating the conversion strategy, the Company and the Bank jointly decided to have First Data operate the Bank’s legacy settlement platform and provide the necessary operational support for legacy Bank merchants. The transfer of ownership was effective October 1, 2011. The Company believes this operating structure simplifies and accelerates the conversion.

The Company anticipates the shift of processing to First Data as described above will increase the Retail and Alliance Services segment revenue and, to a lesser extent, segment EBITDA in the fourth quarter of 2011 compared to 2010 and for the full year 2012 compared to 2011. This benefit will not impact consolidated revenues because the BAMS alliance is consolidated by the Company. Consolidated expenses are expected to increase, most significantly in 2012 and 2013, as a result of costs incurred to transfer the platform and associated operational support as well as ongoing costs to operate the platform. These costs will be billed to the BAMS alliance over future periods resulting in a portion of the costs being attributable to the noncontrolling interest.

Results of Operations

Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consolidated Results.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2011	2010	%	2011	2010	%
Revenues:
Transaction and processing service fees	$1,584.3	$1,569.2	1%	$4,660.7	$4,574.7	2%
Product sales and other	227.7	205.3	11%	642.0	607.6	6%
Reimbursable debit network fees, postage and other	919.8	858.6	7%	2,723.1	2,467.6	10%

	2,731.8	2,633.1	4%	8,025.8	7,649.9	5%

Expenses:
Cost of services (exclusive of items shown below)	745.7	743.0	0%	2,181.7	2,251.3	(3)%
Cost of products sold	92.4	98.7	(6)%	275.7	273.7	1%
Selling, general and administrative	407.7	405.1	1%	1,258.0	1,179.7	7%
Reimbursable debit network fees, postage and other	919.8	858.6	7%	2,723.1	2,467.6	10%
Depreciation and amortization	263.7	354.7	(26)%	935.3	1,053.4	(11)%
Other operating expenses, net (a)	9.3	32.3	*	40.3	66.7	*

	2,438.6	2,492.4	(2)%	7,414.1	7,292.4	2%

Interest income	1.6	2.1	(24)%	5.4	5.5	(2)%
Interest expense	(466.7)	(455.8)	2%	(1,371.3)	(1,355.6)	1%
Other income (expense) (b)	95.4	(52.3)	*	67.7	(19.3)	*
Income tax (benefit) expense	(18.9)	52.3	*	(255.0)	(208.2)	22%
Equity earnings in affiliates	47.8	31.2	53%	109.0	86.7	26%

Net loss	(9.8)	(386.4)	(97)%	(322.5)	(717.0)	(55)%
Less: Net income attributable to noncontrolling interests	44.1	44.9	(2)%	124.3	125.6	(1)%

Net loss attributable to First Data Corporation	$(53.9)	$(431.3)	(88)%	$(446.8)	$(842.6)	(47)%

*	Calculation not meaningful
(a)	Other operating expenses, net includes restructuring, net and litigation and regulatory settlements as applicable to the periods presented.
(b)	Other income (expense) includes investment gains and losses, derivative financial instruments gains and losses, divestitures, net, and non-operating foreign currency exchange gains and losses as applicable to the periods presented.

The following provides highlights of revenue and expense growth while a more detailed discussion is included in the “Segment Results” section below.

Operating revenues overview.

Transaction and processing service fees. Revenue increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to growth in merchant transactions and dollar volumes both domestically and internationally, growth in debit issuer transactions, new business and foreign currency exchange rate movements. Partially offsetting these increases were decreases due to a card association fee increase that only benefited the third quarter of 2010, price compression, changes in merchant and pricing mix, lower overall check volumes and lost business. The card association fee increase negatively impacted growth rates by approximately 1 percentage point for both the three and nine-month periods. Foreign currency exchange rate movements positively impacted the transaction and processing service fees growth rates for the three and nine-month periods by approximately 2 and 1 percentage points, respectively.

Product sales and other. Revenue increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 mainly resulting from an increase in equipment sales internationally due in part to new regulations, increases in the leasing business domestically and internationally resulting from new lease originations as well as fees associated with lease renewals, a bulk terminal sale to a domestic customer in the first quarter of 2011 and a gain on the sale of a domestic merchant portfolio in the third quarter of 2011. Also benefiting the three-month period was increased professional services revenue internationally resulting from the completion of a project in Australia as well as increased investment income in All Other and Corporate due to a net gain on the sales and partial calls of student loan auction rate securities (“SLARS”) compared to a net loss in the prior year. In addition, foreign currency exchange rate movements positively impacted the product sales and other growth rates for the three and nine-month

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

periods compared to the prior year by approximately 2 and 1 percentage points, respectively. Partially offsetting these increases for the three and nine months ended September 30, 2011 compared to the same periods in 2010 was decreased contract termination fees related to Financial Services and a decrease in professional services revenue for the nine-month period due to the completion of prior year projects in Financial Services and All Other and Corporate. In addition, investment income decreased for the nine-month period compared to the prior year due mostly to a decrease in portfolio balances caused by the wind down of the official check business in All Other and Corporate.

Reimbursable debit network fees, postage and other. Revenue and expense increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to growth of personal identification number (“PIN”)-debit transaction volumes as well as an increase in debit network fees resulting from rate increases imposed by the debit networks. Partially offsetting these increases for the nine-month period compared to the prior year were decreases in postage due to lower print volumes from existing customers partially driven by movement to online statements. The Company anticipates debit network fees recorded in revenue and expense, which consist primarily of debit interchange fees, will decrease significantly beginning in the fourth quarter of 2011 due to the cap on debit interchange rates imposed by the Dodd-Frank Wall Street Reform and Protection Act described above.

Operating expenses overview.

Cost of services. Expenses were flat for the three months ended September 30, 2011 and decreased for the nine months ended September 30, 2011 compared to the same periods in 2010. Decreases in certain costs associated with the Banc of America Merchant Services, LLC (“BAMS”) alliance and net check warranty expense contributed to the decrease in expenses for the nine-month period compared to the same period in 2010. Certain costs associated with the BAMS alliance decreased due to lower technology costs and improved expense management. Net check warranty expense decreased due to lower check volumes and better risk assessment data. Partially offsetting these decreases was the third quarter 2011 correction of cumulative errors in the amortization of initial payments for new contracts related to purchase accounting associated with the Company’s 2007 merger with an affiliate of Kohlberg Kravis and Roberts & Co. (“KKR”) which totaled a $10.2 million expense in “Cost of services” (a $55.4 million benefit in aggregate) and occurred over a four year period. These decreases also contributed to the three month period but to a lesser extent. Expenses associated with outside professional services also contributed to the decrease for the nine months ended September 30, 2011 compared to the same period in 2010. These decreases were partially offset by increases due to foreign currency exchange rate movements which negatively impacted the growth rates for the three and nine-month periods ended September 30, 2011 compared to the prior year by approximately 1 percentage point.

Cost of products sold. Expenses decreased for the three months ended September 30, 2011 compared to the same period in 2010 due most significantly to a terminal inventory and terminal leasing receivable write-off internationally in the third quarter of 2010. Expenses increased for the nine-month period compared to the prior year resulting from increases in hardware replacements and deployments internationally associated with new regulations, contract extensions and new customers in 2011, growth in the leasing business both domestically and internationally, a bulk terminal sale to a customer in the first quarter of 2011 and foreign currency exchange rate movements. These increases were partially offset by decreases resulting from the write-off of terminal inventory and receivables noted above as well as an additional write-off of terminal inventory that occurred in the second quarter of 2010. The international terminal inventory and terminal leasing receivable write-off in 2010 positively impacted the expense growth rates for the three and nine-month periods compared to prior year by approximately 9 and 7 percentage points, respectively, while foreign currency exchange rate movements negatively impacted the growth rates by approximately 2 percentage points for both periods.

Selling, general and administrative. Expenses increased slightly for the three-month period compared to the prior year. Expenses for the nine months ended September 30, 2011 increased compared to same period in 2010 due most significantly to growth in payments made to independent sales organizations (“ISO’s”) due to the Company increasing the number of ISO’s and an increase in ISO transaction volumes and net increases in various expense items not individually significant. Foreign currency exchange rate movements also contributed to the increase in expenses and negatively impacted the growth rates for the three and nine-month periods compared to the prior year by approximately 1 percentage point.

Depreciation and amortization. Expenses decreased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 due most significantly to the third quarter 2011 correction of cumulative depreciation and amortization errors related to purchase accounting associated with the Company’s 2007 merger with an affiliate of KKR and certain assets becoming fully amortized. The errors and the cumulative correction, which totaled a $54.5 million benefit in “Depreciation and amortization” (a $55.4 million benefit in aggregate) and occurred over a four year period, were deemed immaterial to prior years and the current year, respectively. In addition, depreciation and amortization declined due to a decrease in the amortization of certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in the prior period. These decreases were partially offset by increases due to newly capitalized assets and foreign currency exchange rate movements. The error corrections benefited the depreciation and amortization growth rates by 15 and 4 percentage points for the three and nine-month periods, respectively.

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Other operating expenses, net. A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
(in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Three months ended September 30, 2011
Restructuring charges	140	$(0.1)	$(4.9)	$(6.8)	$(0.6)	$(12.4)
Restructuring accrual reversal		0.1	—	0.3	0.2	0.6
Litigation and regulatory settlements		—	—	—	2.5	2.5

Total pretax charge, net of reversals		$—	$(4.9)	$(6.5)	$2.1	$(9.3)

Nine months ended September 30, 2011
Restructuring charges	660	$(2.8)	$(10.5)	$(29.3)	$(3.4)	$(46.0)
Restructuring accrual reversal		0.9	—	1.2	1.1	3.2
Litigation and regulatory settlements		—	—	—	2.5	2.5

Total pretax charge, net of reversals		$(1.9)	$(10.5)	$(28.1)	$0.2	$(40.3)

Three months ended September 30, 2010
Restructuring charges	360	$(12.2)	$(3.7)	$(8.9)	$(8.6)	$(33.4)
Restructuring accrual reversal		0.4	0.1	0.3	0.3	1.1

Total pretax charge, net of reversals		$(11.8)	$(3.6)	$(8.6)	$(8.3)	$(32.3)

Nine months ended September 30, 2010
Restructuring charges	1,080	$(18.9)	$(10.8)	$(21.6)	$(26.0)	$(77.3)
Restructuring accrual reversal		0.7	0.8	4.5	2.6	8.6
Litigation and regulatory settlements		—	2.0	—	—	2.0

Total pretax charge, net of reversals		$(18.2)	$(8.0)	$(17.1)	$(23.4)	$(66.7)

The Company recorded restructuring charges during the three and nine months ended September 30, 2011 and 2010 in connection with management’s alignment of the business with strategic objectives. Similar initiatives are expected to occur in the future periods resulting in additional restructuring charges. Restructuring charges in 2010 also resulted from domestic site consolidations as well as the termination of certain management positions across the organization including the reorganization of executive officers. The Company estimates cost savings resulting from 2011 restructuring activities of approximately $20 million in 2011 and approximately $43 million on an annual basis.

The following table summarizes the Company’s utilization of restructuring accruals for the period from January 1, 2011 through September 30, 2011:

(in millions)	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2011	$38.7	$0.2
Expense provision	39.7	6.3
Cash payments and other	(50.9)	(0.1)
Changes in estimates	(3.1)	(0.1)

Remaining accrual as of September 30, 2011	$24.4	$6.3

Interest expense. Interest expense increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to higher average interest rates resulting primarily from the August 2010 and April 2011 debt modifications and amendments as well as the December 2010 debt exchange and higher debt balances due to payment-in-kind (“PIK”) interest accretion. Partially offsetting these increases was a decrease resulting from the expiration of interest rate swaps with a notional balance of $2.5 billion.

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company utilizes interest rate swaps to hedge its interest payments on a portion of its variable rate debt from fluctuations in interest rates. While certain of these swaps do not qualify for hedge accounting, they continue to be effective economically in eliminating variability in interest rate payments. Additionally, the Company utilizes a fixed to floating interest rate swap, which does not qualify for hedge accounting, to preserve the ratio of fixed rate and floating rate debt that the Company held prior to the debt modifications and amendments discussed below in Capital Resources and Liquidity. The fair value adjustments for interest rate swaps that do not qualify for hedge accounting as well as interest rate swap ineffectiveness are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations and totaled benefits of $70.0 million and $74.4 million for the three and nine months ended September 30, 2011 and charges of $19.3 million and $65.6 million for the three and nine months ended September 30, 2010, respectively.

Other income (expense).

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Investment gains	$—	$0.5	$—	$2.3
Derivative financial instruments gains and (losses)	79.4	(31.3)	74.3	(58.1)
Divestitures, net	(0.1)	(1.3)	(1.0)	18.7
Non-operating foreign currency gains and (losses)	12.9	(20.2)	(8.8)	17.8
Other	3.2	—	3.2	—

Other income (expense)	$95.4	$(52.3)	$67.7	$(19.3)

Derivative financial instruments gains and (losses). The net gains and losses for the three and nine months ended September 30, 2011 and 2010 were due most significantly to the fair value adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges. The increases in the three and nine-month periods compared to prior year were mostly driven by a new interest rate swap entered into in conjunction with the April 2011 debt modifications and amendments as well as the expiration of interest rate swaps noted above in the “Interest expense” discussion.

Divestitures, net. The net gain for the nine months ended September 30, 2010 resulted most significantly from a contingent payment received in connection with the Company’s November 2009 sale of a merchant acquiring business in Canada.

Non-operating foreign currency (losses) and gains. The net gains and losses related to currency translations on the Company’s intercompany loans and its euro-denominated debt.

Income taxes. The Company’s effective tax rates on pretax loss from continuing operations were 66.0% and 44.2%, tax benefits, for the three and nine months ended September 30, 2011, respectively, and (15.6)% tax expense and 22.5% tax benefit, for the same periods in 2010. The effective tax rates for the three and nine months ended September 30, 2011 were higher than the federal statutory rate primarily due to net income attributable to noncontrolling interests for which there was no tax expense provided, state tax benefits, foreign income taxed at lower effective rates and a net benefit relating to tax effects of foreign exchange gains and losses on intercompany notes partially offset by an increase in the Company’s valuation allowance against foreign tax credits. The most significant drivers of the increase in the effective tax rates in 2011 compared to 2010 were the smaller increase in the valuation allowance against foreign tax credits due to a $178 million adjustment in the third quarter of 2010 resulting from new tax legislation and the smaller pretax loss for the three month period compared to prior year.

The effective tax rate for the three months ended September 30, 2010 was lower than the federal statutory rate primarily due to an increase in the Company’s valuation allowance against foreign tax credits discussed above, an increase in the Company’s liability for unrecognized tax benefits and a net tax expense associated with the income tax return-to-provision true-ups for 2009 partially offset by net income attributable to noncontrolling interests for which there was no tax expense provided. The effective tax rate for the nine months ended September 30, 2010 was lower than the federal statutory rate primarily due to an increase in the Company’s valuation allowance against foreign tax credits discussed above, a net detriment relating to tax effects of foreign exchange gains and losses on intercompany notes and a detriment relating to a tax law change in Greece partially offset by net income attributable to noncontrolling interests for which there was no tax expense provided, a decrease in the Company’s liability for unrecognized tax benefits and state tax benefits.

The balance of the Company’s liability for unrecognized tax benefits, net of the federal benefit on state income taxes, was approximately $360 million as of September 30, 2011. As of September 30, 2011, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $64 million within the next twelve months as the result of the possible closure of its 2003 and 2004 federal tax years, potential settlements

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

with certain states and the lapse of the statute of limitations in various state jurisdictions. The potential decrease relates to various federal and state tax benefits including research and experimentation credits and certain amortization, loss and stock warrant deductions. In addition to the liability discussed above, the balance of the uncertain income tax liability for which The Western Union Company is required to indemnify the Company was approximately $133 million as of September 30, 2011. The Company anticipates it is reasonably possible that this liability may decrease by approximately $123 million within the next twelve months as a result of the possible closure of the 2003 and 2004 federal tax years and the negotiation of settlements with the IRS regarding specific contested issues in the 2005 and 2006 federal tax years.

Equity earnings in affiliates. Equity earnings in affiliates increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 due mostly to the third quarter 2011 correction of cumulative depreciation and amortization errors related to purchase accounting associated with the Company’s 2007 merger with an affiliate of KKR as well as volume growth associated with the Company’s merchant alliances. The error corrections which totaled a $12.7 million benefit in “Equity earnings in affiliates” (a $55.4 million benefit in aggregate) and occurred over a four year period, benefited the equity earnings in affiliates growth rates for the three and nine month periods compared to the prior year by 41 and 13 percentage points, respectively.

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

Retail and Alliance Services segment results.

	Three months ended September 30,		Change
(in millions)	2011	2010	%
Revenues:
Transaction and processing service fees	$740.5	$752.1	(2)%
Product sales and other	107.5	99.0	9%

Segment revenue	$848.0	$851.1	0%

Segment EBITDA	$354.1	$355.6	0%
Segment margin	42%	42%	0	pts
Key indicators:
Domestic merchant transactions (a)	9,057.6	8,591.5	5%

	Nine months ended September 30,		Change
(in millions)	2011	2010	%
Revenues:
Transaction and processing service fees	$2,145.5	$2,153.9	0%
Product sales and other	311.0	288.1	8%

Segment revenue	$2,456.5	$2,442.0	1%

Segment EBITDA	$991.8	$949.8	4%
Segment margin	40%	39%	1	pt
Key indicators:
Domestic merchant transactions (a)	26,488.7	24,711.8	7%

(a)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the point of sale (“POS”). Transactions in the prior year have been adjusted to conform to current year presentation.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended September 30,		Change
(in millions)	2011	2010	%
Acquiring revenue	$555.7	$566.2	(2)%
Check processing revenue	81.8	94.8	(14)%
Prepaid revenue	70.5	60.7	16%
Processing fees and other revenue from alliance partners	32.5	30.4	7%

Total transaction and processing service fees revenue	$740.5	$752.1	(2)%

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Nine months ended September 30,		Change
(in millions)	2011	2010	%
Acquiring revenue	$1,602.7	$1,602.6	0%
Check processing revenue	246.5	278.9	(12)%
Prepaid revenue	200.1	184.7	8%
Processing fees and other revenue from alliance partners	96.2	87.7	10%

Total transaction and processing service fees revenue	$2,145.5	$2,153.9	0%

Acquiring revenue. Acquiring revenue growth rates for the three and nine months ended September 30, 2011 compared to the same periods in 2010 were unfavorably impacted by a card association fee increase in the third quarter of 2010 which only benefited that period. The 2010 card association fee increase adversely impacted the acquiring revenue growth rates for the three and nine-month periods in 2011 by 4 and 1 percentage points, respectively. Additional decreases in acquiring revenue for the three and nine-month periods resulted from the impact of merchant mix on transactions and dollar volumes (discussed below), the affect of shifts in pricing mix, merchant attrition and price compression largely related to national merchants and ISO portfolios. The additional decreases in acquiring revenue described above were more than offset by increases in merchant transactions and dollar volumes, new sales and pricing increases.

Transaction growth outpaced revenue growth for the periods presented as a result of lower revenue per transaction driven by the factors noted above. A greater proportion of transaction growth was driven by national merchants which contributed to lower revenue per transaction. The average ticket size of signature based transactions was flat for the three months ended September 30, 2011 as compared to the same period in 2010. Changes in consumer spending patterns could impact average ticket size.

Check processing revenue. Check processing revenue decreased in the three and nine months ended September 30, 2011 versus the comparable periods in 2010 due most significantly to the impact of merchant mix resulting from a shift in regional to national merchants and lower overall check volumes from check writer and merchant attrition.

Prepaid revenue. Prepaid revenue increased in the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to higher transaction volumes within the open loop payroll distribution program related to new and existing customers. In addition, sales of gift cards increased for the three and nine months ended September 30, 2011 compared to the prior year related to a large sale to a national retailer associated with an incentive program as well as volume growth from existing clients and new clients. These increases were partially offset by sales of promotional gift cards driven by a specific direct marketing campaign in 2010. Additionally, the nine-month period was impacted by a change in merchant mix resulting from increased card shipments to merchants that generate less revenue per card.

Processing fees and other revenue from alliance partners. The increase in processing fees and other revenue from alliance partners in the three and nine months ended September 30, 2011 compared to the same periods in 2010 resulted from new business and increased volumes and transaction growth within the Company’s merchant alliances. The Company anticipates processing fees from its Banc of America Merchant Services, LLC alliance will increase significantly beginning in the fourth quarter of 2011 due to shifting processing to First Data for merchants contributed by the bank to the alliance as described in the “Banc of America Merchant Services, LLC” discussion above.

Product sales and other revenue. Product sales and other revenue increased in the three and nine months ended September 30, 2011 versus the comparable periods in 2010 primarily due to increases in the leasing business resulting from new clients as well as increased fees from lease renewals. A gain on the sale of a merchant portfolio also increased product sales and other revenue. In addition, equipment sales increased in the nine-month period in 2011 compared to 2010 due to a bulk terminal sale to a customer in the first quarter of 2011 and sales to new clients substantially offset by decreases resulting from higher terminal demand in the prior year from new regulations.

Segment EBITDA. The card association fee noted above negatively impacted the segment EBITDA growth rates for the three and nine-month periods compared to the same periods in 2010 by 6 and 2 percentage points, respectively. Expense reductions associated with the other revenue items noted above benefited Retail and Alliance Services segment EBITDA for the three and nine months ended September 30, 2011 compared to the prior year. The gain on the sale of a merchant portfolio benefited segment EBITDA 1 percentage point for the three months ended September 30, 2011. In addition, decreased technology and operations costs resulting from reduced headcount and operational efficiencies benefited the segment EBITDA growth rate for the nine months ended September 30, 2011 by 1 percentage point. Also contributing to the increase in segment EBITDA for the nine months ended September 30, 2011 compared to the same period ended 2010 were decreased credit losses due to a lower level of merchant delinquencies which benefited the segment EBITDA growth rate by 1 percentage point.

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Services segment results.

	Three months ended September 30,		Change
(in millions)	2011	2010	%
Revenues:
Transaction and processing service fees	$336.8	$342.6	(2)%
Product sales and other	6.9	11.1	(38)%

Segment revenue	$343.7	$353.7	(3)%

Segment EBITDA	$155.9	$144.3	8%
Segment margin	45%	41%	4	pts
Key indicators:
Domestic debit issuer transactions (a)	3,354.3	3,075.1	9%

	Nine months ended September 30,		Change
(in millions)	2011	2010	%
Revenues:
Transaction and processing service fees	$1,006.0	$1,022.4	(2)%
Product sales and other	19.9	28.8	(31)%

Segment revenue	$1,025.9	$1,051.2	(2)%

Segment EBITDA	$435.1	$412.0	6%
Segment margin	42%	39%	3	pts
Key indicators:
Domestic debit issuer transactions (a)	9,714.5	9,063.6	7%
Domestic active card accounts on file (end of period) (b)	115.5	111.9	3%
Domestic card accounts on file (end of period) (c)	693.7	681.7	2%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.
(c)	Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month of the period.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended September 30,		Change
(in millions)	2011	2010	%
Credit card, retail card and debit processing	$224.7	$231.8	(3)%
Output services	57.1	56.6	1%
Other revenue	55.0	54.2	1%

Total	$336.8	$342.6	(2)%

	Nine months ended September 30,		Change
(in millions)	2011	2010	%
Credit card, retail card and debit processing	$675.6	$697.4	(3)%
Output services	167.7	162.0	4%
Other revenue	162.7	163.0	0%

Total	$1,006.0	$1,022.4	(2)%

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Credit card, retail card and debit processing revenue. Credit card and retail card processing revenue was negatively impacted for the three months ended September 30, 2011 versus the comparable periods in 2010 due to net lost business and price compression partially offset by growth from existing customers. The nine-month period was impacted by the same items that impacted the three-month period; however, volumes from existing customers over the nine-month period were lower compared to the prior year. Growth in domestic active card accounts on file benefited primarily from net new account conversions.

Debit processing revenue was relatively flat for the three and nine months ended September 30, 2011 versus the comparable periods in 2010 due to debit issuer transaction growth from existing customers being substantially offset by net lost business and price compression.

Debit issuer transaction growth in the three and nine months ended September 30, 2011 compared to the same periods in 2010 resulted from growth of existing clients due in part to the shift to debit cards from cash and checks, and new business partially offset by lost business.

During 2010, the Company received notification from a large financial institution that it will not renew its debit processing agreement at the end of the contract term. However, the client subsequently extended its processing contract through the deconversion period. Deconversion is expected to begin in late 2011 and will continue into 2012. The Company has also received notification of termination from various other financial institutions that are less significant individually, which are scheduled to deconvert in the fourth quarter of 2011 and in 2012. Including the large financial institution, these agreements represented approximately 7% of the segment’s credit card, retail card and debit processing revenue for 2010. At September 30, 2011, the Company had approximately 37 million accounts in the pipeline for conversion, the majority of which are retail accounts that are expected to convert late in the first quarter of 2012 that will partially offset the impact of the deconversions noted above.

Output services revenue. Output services revenue was relatively flat for the three months ended September 30, 2011 versus the comparable period in 2010. Output services revenue increased for the nine months ended September 30, 2011 versus the comparable period in 2010 due to net new plastic and print business and growth in plastics volumes from existing customers partially offset by lower print volumes from existing customers.

Other revenue. Other revenue consists mostly of revenue from remittance processing, information services, online banking and bill payment services as well as voice services. The increase in other revenue for the three months ended September 30, 2011 versus the comparable period in the prior year resulted from an increase in online banking and bill payment services volumes. Other revenue for the nine months ended September 30, 2011 was flat compared to the same period in 2010 due to a decrease in remittance processing and information services volumes mostly offset by the increase noted above as well as net new business primarily in remittance processing.

Product sales and other revenue. Product sales and other revenue decreased for the three and nine months ended September 30, 2011 versus the comparable periods in 2010 due to the recognition of contract termination fees in the second and third quarters of 2010 and a decline in professional services revenue resulting from projects that were completed in 2010.

Segment EBITDA. Financial Services segment EBITDA increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 due most significantly to decreased technology and operations costs resulting from reduced headcount and operational efficiencies, and a sales tax recovery. The nine-month period also benefited compared to 2010 from higher expenses in the prior year due to a billing adjustment recorded in the second quarter of 2010. These increases were partially offset by the adverse impact of the items noted in the revenue discussion above. The decrease in technology and operations costs benefited the segment EBITDA growth rates for both the three and nine-month periods ended September 30, 2011 versus the comparable periods in 2010 by 10 percentage points. The sales tax recovery benefited the segment EBITDA growth rates for both the three and nine-month periods ended September 30, 2011 versus the comparable periods in 2010 by 6 and 2 percentage points, respectively. Financial Services segment EBITDA growth rates benefited 1 percentage point for the nine months ended September 30, 2011, compared to the prior year because of the billing adjustment.

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

International segment results.

	Three months ended September 30,		Change
(in millions)	2011	2010	%
Revenues:
Transaction and processing service fees	$341.2	$305.6	12%
Product sales and other	102.8	89.0	16%
Equity earnings in affiliates	9.0	7.9	14%

Segment revenue	$453.0	$402.5	13%

Segment EBITDA	$112.0	$82.3	36%
Segment margin	25%	20%	5 pts
Key indicators:
International transactions (a)	1,913.7	1,725.7	11%

	Nine months ended September 30,		Change
(in millions)	2011	2010	%
Revenues:
Transaction and processing service fees	$1,006.4	$904.3	11%
Product sales and other	287.6	255.3	13%
Equity earnings in affiliates	25.8	21.7	19%

Segment revenue	$1,319.8	$1,181.3	12%

Segment EBITDA	$322.8	$233.4	38%
Segment margin	24%	20%	4 pts
Key indicators:
International transactions (a)	5,509.8	4,889.2	13%
International card accounts on file (end of period) (b)	92.1	86.0	7%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.
(b)	International card accounts on file include bankcard and retail.

Summary. Segment revenue benefited during the three and nine months ended September 30, 2011 versus the comparable periods in 2010 due to the items discussed below as well as the impact of foreign currency exchange rate movements. Foreign currency exchange rate movements benefited the total segment revenue growth rate in the three and nine months ended September 30, 2011 by 7 and 6 percentage points, respectively, compared to the same periods in 2010. Inflationary pressures in Argentina also impacted revenues and expenses.

Transaction and processing service fees revenue. Transaction and processing service fees revenue includes merchant related services and card services revenue. Merchant related services revenue encompasses merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue and fees from switching services. Card services revenue represents monthly managed service fees for issued cards. Merchant related services transaction and processing service fee revenue represented approximately 60% and card services revenue represented approximately 40% of total transaction and processing service fees revenue for the periods presented.

Transaction and processing service fees revenue increased in the three and nine months of 2011 compared to the same periods in 2010 due to growth in the merchant acquiring businesses resulting from growth from existing clients in the merchant acquiring alliances and the direct sales channel in the United Kingdom as well as transaction growth in Argentina. The card issuing businesses grew due to new business primarily in the United Kingdom and increased transaction volumes in Argentina. Partially offsetting these increases were decreases in volumes in Greece driven by the economic recession and a strategic decision to exit certain contracts. Foreign currency exchange rate movements benefited the transaction and processing service fees growth rates for the three and nine months ended September 30, 2011 versus the comparable periods in 2010 by 8 and 7 percentage points, respectively.

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was driven mostly by the impact of foreign currency exchange rate movements, the mix of transaction types and price compression.

Product sales and other revenue. Product sales and other revenue increased for the three and nine months ended September 30, 2011 versus the same periods in 2010 due to growth in terminal sales and leasing revenue as a result of new clients and growth from existing clients in Argentina, the United Kingdom and Germany as well as new terminal requirements and lease renewals in the United Kingdom. Increased professional services revenue in Australia resulting from completion of a project in the third quarter of 2011 also benefited product sales and other revenue compared to the prior year.

Segment EBITDA. Segment EBITDA increased in the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to the impact of the revenue items noted above, decreased operating expenses driven by cost cutting initiatives, a benefit resulting from the write-off of leasing receivables in the second and third quarters of 2010 as well as the write-off of terminal inventory in the third quarter of 2010 and the impact of foreign currency exchange rate movements. The 2010 write-off of leasing receivables and terminal inventory benefited the segment EBITDA growth rates for the three and nine-month periods in 2011 compared to 2010 by 11 and 9 percentage points, respectively. Segment EBITDA growth also benefited 9 and 8 percentage points for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 from the impact of foreign currency exchange rate movements. Partially offsetting the increases described above was a decrease resulting from the correction of cumulative errors in the amortization of initial payments for new contracts related to purchase accounting associated with the KKR merger which adversely impacted International segment EBITDA by $11.8 million (a $55.4 million benefit in aggregate occurring over a four year period) and impacted growth rates for the three and nine-month periods compared to the prior year by 14 and 4 percentage points, respectively.

Capital Resources and Liquidity

FDC’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in the Company’s debt structure as well as the Company’s cash flow activities and the sources and uses of funding during the nine months ended September 30, 2011 and 2010. Refer to Note 4 to the Company’s Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information regarding the Company’s debt structure.

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

(ii) resulted in the extension of the maturity date of approximately $5.0 billion of term loans (consisting of approximately $4.5 billion of dollar denominated term loans and an amount of euro denominated term loans the dollar equivalent of which was approximately $0.5 billion (the “Term Loan Extension”)) under the Amended Credit Agreement to March 24, 2018;

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

Immediately after the effectiveness of such amendments FDC effected a permanent reduction of the revolving credit commitments that were subject to the Revolver Extension in an amount equal to $254.1 million.

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Debt offering. On April 13, 2011, FDC issued and sold $750 million aggregate principal amount of 7.375% senior secured notes due June 15, 2019. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2011. In accordance with the terms of FDC’s Amended Credit Agreement, FDC used the net proceeds from the offering to repay approximately $735 million of its outstanding senior secured term loans, including $0.3 billion of the $5.0 billion that was extended until 2018 under the Amendment Agreement discussed above.

Debt restructuring and related financing costs. In connection with the debt modification and amendments and the debt offering discussed above, FDC incurred costs of $38.8 million, a significant portion of which was recorded as discounts on the debt and will be amortized to interest expense over the remaining terms of the loans.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At September 30, 2011 and December 31, 2010, the Company held $402.4 million and $509.5 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by Integrated Payment Systems Inc. (“IPS”) that are not available to fund operations outside of the IPS business. In addition, cash and cash equivalents also includes amounts held by the BAMS alliance, which is consolidated by the Company, that are not available to fund operations outside of the alliance. At September 30, 2011 and December 31, 2010, the cash and cash equivalents held by IPS and the BAMS alliance totaled $173.3 million and $127.0 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at September 30, 2011 and December 31, 2010 totaling $205.2 million and $200.6 million, respectively. As of September 30, 2011, there was approximately $55 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. FDC plans to fund any cash needs throughout the remainder of 2011 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

Cash flows from operating activities.

	Nine months ended September 30,
Source/(use) (in millions)	2011	2010
Net loss	$(322.5)	$(717.0)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,004.3	1,136.5
Charges related to other operating expenses and other income (expense)	(24.9)	86.0
Other non-cash and non-operating items, net	38.2	241.9
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	230.7	323.0
Other assets, current and long-term	148.8	271.5
Accounts payable and other liabilities, current and long-term	(235.4)	(522.6)
Income tax accounts	(300.3)	(291.8)

Net cash provided by operating activities	$538.9	$527.5

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

FDC’s operating cash flow is impacted by its level of debt. Approximately $1,249 million and $1,196 million in cash interest was paid during the nine months ended September 30, 2011 and 2010, respectively.

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

During 2010, fluctuations in working capital included, most significantly, sources of cash related to the utilization of settlement assets to prefund certain settlement arrangements, the collection of receivables and distributions of earnings received from alliances. Such sources were offset by uses associated with the timing of prefunding certain settlement arrangements, timing of payments for various liabilities including semi-annual payments of interest on long-term debt, and incentive compensation earned in 2009.

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Operating cash flows for both the nine months ended September 30, 2011 and 2010 were impacted by the Company being in a net operating loss carryforward position for U.S. federal income tax purposes. As a result, the Company has not received cash for any of the income tax benefit recorded in the respective nine-month periods related to U.S. federal income taxes.

Cash flows from operating activities increased for the nine months ended September 30, 2011 compared to the same period in 2010 due to a decrease in payments for various liabilities. The increase was partially offset by a net decrease resulting from the utilization of settlement assets to prefund certain settlement arrangements which began most significantly in the second quarter of 2010 as well as an increase in interest payments related to the Company’s December 2010 debt exchange.

FDC anticipates funding operations throughout the remainder of 2011 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash flows from investing activities.

	Nine months ended September 30,
Source/(use) (in millions)	2011	2010
Current period acquisitions	$(19.9)	$(1.2)
Payments related to other businesses previously acquired	3.2	(1.4)
Proceeds from dispositions, net of expenses paid and cash disposed	1.7	21.2
Additions to property and equipment	(143.7)	(157.5)
Proceeds from sale of property and equipment	17.7	1.8
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(150.1)	(121.8)
Other investing activities	(0.7)	18.6

Net cash used in investing activities	$(291.8)	$(240.3)

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

During the nine months ended September 30, 2011, net proceeds were received for the sale of certain assets, including buildings and equipment.

Other investing activities. The source of cash in 2010 related to a decrease in regulatory restricted and escrow cash balances.

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash flows from financing activities.

	Nine months ended September 30,
Source/(use) (in millions)	2011	2010
Short-term borrowings, net	$(24.7)	$23.4
Debt modifications and related financing costs	(39.7)	(24.1)
Principal payments on long-term debt	(53.2)	(204.6)
Proceeds from sale-leaseback transactions	7.3	—
Contributions from noncontrolling interests	0.8	—
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(228.0)	(155.5)
Purchase of noncontrolling interest	—	(213.3)
Redemption of Parent’s redeemable common stock	(0.3)	(1.0)
Cash dividends	—	(14.9)

Net cash used in financing activities	$(337.8)	$(590.0)

Short-term borrowings, net. The cash activity related to short-term borrowings in 2011 resulted primarily from net paydowns and borrowings on FDC’s credit lines used principally to prefund settlement activity, partially offset by net borrowings on FDC’s senior secured revolving credit facility. In 2010, the cash activity related to short-term borrowings resulted primarily from net borrowings on FDC’s senior secured revolving credit facility.

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

As of September 30, 2011, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. FDC had $33.0 million outstanding against this facility as of September 30, 2011 and no amount outstanding as of December 31, 2010, other than the letters of credit discussed below. Therefore, as of September 30, 2011, $1,437.4 million remained available under this facility. Excluding the letters of credit, the maximum amount outstanding against this facility during both the three and nine months ended September 30, 2011 was approximately $130 million.

Debt modifications and related financing costs. During the first nine months of 2011, FDC paid $18.6 million in fees related to the December 2010 debt exchange and $21.1 million in fees related to the April 2011 debt modification and amendments, discussed above.

On August 10, 2010, FDC amended its senior secured credit facilities as discussed in the “Capital Resources and Liquidity” section in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. During the first nine months of 2010, FDC paid a net amount of $24.1 million in fees related to the August 2010 debt modification.

Principal payments on long-term debt. In conjunction with the debt modification in August 2010 as well as with the modification and amendment discussed above, proceeds from the issuance of new notes were used to prepay portions of the principal balances of FDC’s senior secured term loans which satisfied the future quarterly principal payments until March 2018. Prior to the modifications, the Company made principal payments of $96.2 million related to its senior secured term loan facility during the nine months ended September 30, 2010. Also, in June 2010, the Company paid off its 4.50% note due 2010 for $13.1 million and in September 2010, the Company paid $34.1 million in debt restructuring fees.

Payments for capital leases totaled $53.2 million and $61.1 million for the nine months ended September 30, 2011 and 2010, respectively.

As of November 7, 2011, FDC’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). The Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

FIRST DATA COPORATION

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

Purchase of noncontrolling interests. The use of cash in 2010 relates to the redemption amount paid to the third-party investor in Rockmount Investments, LLC to redeem its interest in the BAMS alliance. For additional information regarding the redemption, refer to the “Overview” section in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Cash dividends. The Company paid cash dividends to First Data Holdings Inc. in 2010.

Letters, lines of credit and other.

	Total Available		Total Outstanding
(in millions)	As of September 30, 2011	As of December 31, 2010	As of September 30, 2011	As of December 31, 2010
Letters of credit (a)	$500.0	$500.0	$44.9	$51.9
Lines of credit and other (b)	$393.0	$428.3	$126.2	$180.3

(a)	Up to $500 million of FDC’s senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding during the nine months ended September 30, 2011 was approximately $52 million. All letters of credit expire prior to March 18, 2012 with a one-year renewal option. FDC expects to renew most of the letters of credit prior to expiration.
(b)	As of September 30, 2011, represents $269.1 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. FDC cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, FDC had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, FDC will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant non-cash transactions. During the nine months ended September 30, 2011 and 2010, the principal amount of FDC’s senior PIK notes due 2015 increased by $73.1 million and $362.5 million, respectively, resulting from the “payment” of accrued interest expense. The decrease in the amount of interest expense accrued during the nine months ended September 30, 2011 is due to the December 2010 exchange of notes discussed in the “Capital Resources and Liquidity” section in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Beginning October 1, 2011, the interest on FDC’s senior PIK notes due 2015 is required to be paid in cash and the first such payment will be due in March 2012.

During the nine months ended September 30, 2011 and 2010, the Company entered into capital leases totaling approximately $130 million and $50 million, respectively.

Guarantees and covenants. For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and covenants” and “Covenant compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As of September 30, 2011, the Company was in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $12,234.7 million, Consolidated EBITDA of $2,660.8 million and a Ratio of 4.60 to 1.00 compared to the maximum ratio allowed by the covenant of 6.75 to 1.00. On October 1, 2011, the maximum ratio allowed by the covenant decreased to 6.50 to 1.00.

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The calculation of Consolidated EBITDA under FDC’s senior secured term loan facility is as follows:

(in millions)	Last twelve months ended September 30, 2011
Net loss attributable to First Data Corporation	$(626.0)
Interest expense, net (1)	1,804.6
Income tax benefit	(370.6)
Depreciation and amortization (2)	1,393.8

EBITDA (13)	2,201.8
Stock based compensation (3)	19.5
Other items (4)	(6.6)
Official check and money order EBITDA (5)	23.5
Cost of alliance conversions and other technology initiatives (6)	40.8
KKR related items (7)	35.9
Debt issuance costs (8)	11.6
Projected near-term cost savings and revenue enhancements (9)	144.0
Net income attributable to noncontrolling interests (10)	173.6
Equity entities taxes, depreciation and amortization (11)	15.2
Other (12)	1.5

Consolidated EBITDA (13)	$2,660.8

(1)	Includes interest expense and interest income.
(2)	Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $41.3 million and amortization related to equity method investments, which is netted within the “Equity earnings in affiliates” line of $56.2 million.
(3)	Stock based compensation recognized as expense.
(4)	Includes items such as net restructuring, impairments, litigation and regulatory settlements, investment gains and losses, derivative financial instruments gains and losses, net divestitures, non-operating foreign currency gains and losses and other as applicable to the period presented.
(5)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to FDC’s wind down of these businesses.
(6)	Represents costs directly associated with the termination of the Chase Paymentech alliance and expenses related to the conversion of certain Banc of America Merchant Services alliance merchant clients onto First Data platforms, all of which are considered business optimization projects, and other technology initiatives.
(7)	Represents KKR annual sponsorship fees for management, consulting, financial and other advisory services.
(8)	Debt issuance costs represent non-capitalized costs associated with issuing debt and modifying FDC’s debt structure.
(9)	Reflects cost savings and revenue enhancements projected to be achieved within twelve months on an annualized basis. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives described in Note 6, the BAMS alliance, operations and technology initiatives, headcount reductions and other addressable spend reductions.
(10)	Net income attributable to noncontrolling interests in restricted subsidiaries.
(11)	Represents FDC’s proportional share of income taxes, depreciation, and amortization on equity method investments.
(12)	Includes primarily non-capitalized merger and acquisition costs and losses on equity method investments.
(13)	EBITDA is defined as net income (loss) attributable to First Data Corporation before net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under U.S. generally accepted accounting principles (“GAAP”) and does not purport to be an alternative to net income (loss) attributable to First Data Corporation as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of FDC’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

FIRST DATA COPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain non-cash items, non-recurring items that FDC does not expect to continue at the same level in the future and certain items management believes will impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis (see Note 9 above). Consolidated EBITDA is further adjusted to add net income attributable to noncontrolling interests of certain non-wholly-owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing FDC’s senior unsecured debt and/or senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing FDC’s senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2011 and 2010, the Company did not engage in any off-balance sheet financing activities.

Contractual Obligations

During the nine months ended September 30, 2011, there were no material changes outside the ordinary course of business in the Company’s contractual obligations and commercial commitments from those reported at December 31, 2010 in the Company’s Annual Report on Form 10-K.

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

In September 2011, the Financial Accounting Standards Board issued guidance related to testing goodwill for impairment. Under the amended guidance, an entity has the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that the fair value is more likely than not greater than the carrying amount then the two-step impairment test is unnecessary. The amendments will be effective for the Company’s 2012 annual impairment test with early adoption permitted. Management is currently assessing the impact of the revised guidance on its testing goodwill for impairment and is considering early adoption for its 2011 annual impairment test.

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

Evaluation of disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of September 30, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

On November 8, 2011, First Data Holdings Inc., the sole shareholder of the Company, executed an unanimous written consent re-electing James R. Fisher, Joe W. Forehand, Jonathan J. Judge, Henry R. Kravis, Scott C. Nuttall and Tagar C. Olson as directors of the Company, to serve until the earlier of the next annual meeting of shareholders or the election and qualification of their respective successors.

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

FIRST DATA CORPORATION
(Registrant)

Date: November 8, 2011	By	/s/ RAY E. WINBORNE
Ray E. Winborne
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.