Form 10-K
period 2011-12-31
FIRST DATA CORP
filed 2012-03-05
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is privately held. There were 1,000 shares of the registrant’s common stock outstanding as of March 1, 2012.

PART I

ITEM 1.  BUSINESS

General

First Data Corporation (“FDC” or “the Company”) is a provider of electronic commerce and payment solutions for merchants, financial institutions and card issuers globally and has operations in 34 countries, serving approximately 6.2 million merchant locations. FDC was incorporated in Delaware in 1989 and was the subject of an initial public offering in connection with a spin-off from American Express in 1992. On September 24, 2007, the Company was acquired through a merger transaction (the “merger”) with an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”). The merger resulted in the equity of FDC becoming privately held.

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

Operating locations. The Company has domestic and international operations and regional or country offices where sales, customer service and/or administrative personnel are based. The international operations generate revenues from customers located and operating outside of the U.S. Revenues generated from processing transactions at locations within the U.S. (domestic) and outside of the U.S. (international), regardless of the segments to which the associated revenues applied, were 84% and 16% of FDC’s consolidated revenues for the year ended December 31, 2011, respectively. Long-lived assets attributable to domestic and international operations as percentages of FDC’s total long-lived assets as of December 31, 2011 were 87% and 13%, respectively. No individual foreign country is material to the Company’s total revenues or long-lived assets. Further financial information relating to the Company’s international and domestic revenues and long-lived assets is set forth in Note 15 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Retail and Alliance Services segment revenues from external customers, segment EBITDA and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA, and consolidated assets:

	Year ended December 31,
	2011	2010	2009
Segment revenues from external customers	51%	51%	49%
Segment EBITDA	63%	65%	56%
Assets (at December 31)	69%	66%	64%

Description of Retail and Alliance Services segment operations. In the Retail and Alliance Services segment, revenues are derived primarily from providing merchant acquiring and processing services, prepaid services and check verification, settlement and guarantee services. Retail and Alliance Services businesses facilitate the acceptance of consumer transactions at the point of sale (“POS”), whether it is a transaction at a physical merchant location or over the internet. A brief explanation of the segment’s service and product offerings is presented below.

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

Revenues are generated from, among other things:

·                           discount fees charged to a merchant, net of credit card interchange and assessment fees charged by the bankcard associations or payment networks (Visa, MasterCard or Discover). The discount fee is typically either a percentage of the credit card transaction or the interchange fee plus a fixed dollar amount;

·                           processing fees charged to unconsolidated alliances discussed below;

·                           processing fees charged to merchant acquirers who have outsourced their transaction processing to the Company;

·                           selling and leasing POS devices; and

·                           debit network fees.

Most of this segment’s revenue is derived from regional and local merchants. The items listed above are included in the Company’s consolidated revenues and, for equity earnings from unconsolidated alliances, the “Equity earnings in affiliates” line item in the Consolidated Statements of Operations. The Retail and Alliance Services segment revenue and EBITDA are presented using proportionate consolidation accordingly segment revenue also includes the alliance partner’s share of processing fees charged to consolidated alliances. In addition, segment revenue excludes debit network fees and other reimbursable items.

Retail and Alliance Services provides merchant acquiring and processing services, prepaid services and check verification, guarantee and settlement services to merchants operating in approximately 4.0 million merchant locations across the U.S. and acquired $1.5 trillion of payment transaction dollar volume on behalf of U.S. merchants in 2011. Retail and Alliance Services provides full service merchant processing primarily on Visa and MasterCard transactions and PIN-debit at the point of sale.

Retail and Alliance Services approaches the market through diversified sales channels including equity alliances, revenue sharing alliances and referral arrangements with over 435 financial institution partners, over 1,170 non-bank referral partners, and over 620 independent sales organization partners, as of December 31, 2011. Growth in the Retail and Alliance Services business is derived from entering into new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment and the strength of FDC’s alliances and relationships with banks and other entities. The Company’s alliance structures take on different forms, including consolidated subsidiaries, equity method investments and revenue sharing arrangements. Under the alliance and referral programs, the alliance/referral partners typically act as a merchant referral source. The Company benefits by providing processing services for the alliance/referral partners and their merchant customers. Both the Company and the alliance may provide management, sales, marketing, and other administrative services. The alliance strategy could be affected by further consolidation among financial institutions.

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

There are a number of different entities involved in a merchant transaction including the cardholder, card issuer, card association, merchant, merchant acquirer, electronic processor for credit and signature debit transactions, and debit network for PIN-debit transactions. The card issuer is the financial institution that issues credit or debit cards, authorizes transactions after determining whether the cardholder has sufficient available credit or funds for the transaction, and provides funds for the transaction. Some of these functions may be performed by an electronic processor (such as the Company’s Financial Services business) on behalf of the issuer. The card associations, Visa or MasterCard, a debit network (such as STAR Network) or another payment network (such as Discover) route transactions between the Company and the card issuer. The merchant is a business from which a product or service is purchased by a cardholder. The acquirer (such as the Company or one of its alliances) contracts with merchants to facilitate their acceptance of cards. A merchant acquirer may do its own processing or, more commonly, may outsource those functions to an electronic processor such as the Retail and Alliance Services segment. The acquirer/processor serves as an intermediary between the merchant and the card issuer by:

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

A transaction occurs when a cardholder purchases something from a merchant who has contracted with the Company, an alliance partner or a processing customer. When the merchant swipes the card through the POS terminal (which is often sold or leased, and serviced by the Company), the Company obtains authorization for the transaction from the card issuer through the card association, payment network or debit network, verifying that the cardholder has sufficient credit or adequate funds for the transaction. Once the card issuer approves the transaction, the Company or the alliance acquires the transaction from the merchant and then transmits it to the applicable debit network, payment network or card association, which then routes the transaction information to the card issuer. Upon receipt of the transaction, the card issuer delivers funds to the Company via the card association, payment network or debit network. Generally, the Company funds the merchant after receiving the money from the card association, payment network or debit network. Each participant in the transaction receives compensation for processing the transaction. For example, in a transaction using a Visa or MasterCard for $100.00 with an interchange rate of 1.5% (the cap on certain debit transactions has been changed to $0.21), the card issuer will fund the association $98.50 and bill the cardholder $100.00 on its monthly statement. The card association will retain assessment fees of approximately $0.10 and forward $98.40 to the Company. The Company will retain, for example, $0.40 and pay the merchant $98.00. The $1.50 retained by the card issuer is referred to as interchange and it, like assessment fees, is set by the card association. The $0.40 is the merchant discount and is negotiated between the merchant and the merchant acquirer.

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

Money Network offers prepaid products to address the needs of employers, employees, merchants and unbanked individuals. Money Network provides open loop electronic payroll distribution solutions that reduce or eliminate an employer’s expense associated with traditional paper paychecks as well as other prepaid retail solutions.

EFS Transportation Services provides payment processing, settlement and specialized reporting services for transportation companies and owns and operates ATMs at truck stops. EFS Transportation Services is a closed loop payment processing system for transportation companies in the U.S. and Canada. Its products offer truck drivers a convenient way to purchase fuel, access cash and pay for repairs while on the road. Transportation companies use the processing system to manage their business daily through the internet or real time via a direct connection to a host.  In July 2011, the Company disposed of the ATM component of this business.  In November 2011, the Company contributed the remaining transportation business to an alliance in exchange for a 30% interest in that alliance.  For further detail on this transaction, refer to Note 18 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Retail and Alliance Services segment competition. The Company’s Retail and Alliance Services business competes with several service providers and financial institutions that provide these services to their merchant customers. In many cases, the merchant alliances also compete against each other for the same business. The check guarantee and verification products compete principally with the products of four other national competitors as well as the migration to other non-check products.

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

Retail and Alliance Services seasonality. Retail and Alliance Services’ revenues and earnings are impacted by the volume of consumer usage of credit cards, debit cards, stored value cards and checks written at the point of sale. Retail and Alliance Services generally experiences increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and significant holidays.

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

Financial Services segment revenues from external customers, segment EBITDA, and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA and consolidated assets:

	Year ended December 31,
	2011	2010	2009
Segment revenues from external customers	20%	21%	22%
Segment EBITDA	26%	27%	31%
Assets (at December 31)	12%	13%	13%

Description of Financial Services segment operations.  Financial Services provides issuer card and network solutions for credit, retail and debit card processing, debit network services (including the STAR network), output services to financial institutions and other organizations offering credit, debit and retail cards to consumers and businesses to manage customer accounts. Financial Services also provides personal identification number (“PIN”) debit network services through the STAR Network which enables PIN-secured debit transaction acceptance at approximately 2.1 million ATM and retail locations in the U.S. as of December 31, 2011. Financial services also offers payment management solutions for recurring bill payment and services to improve customer communications, billing, online banking and consumer bill payment as well as information services. Revenue and profit growth in these businesses is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in debit and credit card usage, growth from existing clients and sales to new clients and the related account conversions.

As of December 31, 2011, the Financial Services segment had more than 4,000 domestic client relationships.  The Company has relationships and many long-term customer contracts with card issuers providing credit and retail card processing, output services for printing and embossing items, debit card processing services and STAR Network services. These contracts generally require a notice period prior to the end of the contract if a client chooses not to renew. Additionally, some contracts may allow for early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are designed primarily to cover balance sheet exposure related to items such as capitalized conversion costs or signing bonuses associated with the contract and, in some cases, may cover a portion of lost future revenue and profit. Although these contracts may be terminated upon certain occurrences, the contracts provide the segment with a steady revenue stream since a vast majority of the contracts are honored through the contracted expiration date.

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

Revenues for credit and retail card issuing and processing services are derived from fees payable under contracts that depend primarily on the number of cardholder accounts on file. More revenue is derived from active accounts (those accounts on file that had a balance or any monetary posting or authorization activity during the period) than inactive accounts.

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

Revenues related to the STAR Network and debit card and ATM processing services are derived from fees payable under contracts but are driven more by monetary transactions processed than by accounts on file. The Company provides services which are driven by client transactions and are separately priced and negotiated with clients. In a situation in which a PIN-secured debit transaction uses the Company’s debit network and the Company is the debit card processor for the financial institution as well as the processor for the merchant, the Company receives: (1) a fee from the card issuing financial institution for running the transaction through the STAR Network switch, recognized in the Financial Services segment; (2) a fee from the card issuer for obtaining the authorization, recognized in the Financial Services segment; (3) a fee from the merchant for acquiring the transaction, which is recognized in the Retail and Alliance Services segment; and (4) a network acquirer fee from the merchant for accessing the STAR Network, which is recognized in the Financial Services segment. There are other possible configurations of transactions that result in the Company receiving multiple fees for a transaction, depending on the role the Company plays.

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

Financial Services pipeline.  During 2011, the Company converted approximately 9 million accounts to its system. The pipeline at December 31, 2011 was approximately 58 million accounts, the majority of which are retail accounts that are expected to convert late in the first quarter of 2012.

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

Financial Services seasonality.  Debit processing and STAR Network revenues and earnings are impacted by the volume of consumer usage of debit cards at the point of sale. Such volumes are generally impacted by increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and significant holidays.

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

International segment.  The International segment is comprised of:

·                  credit, retail, debit and prepaid card processing;

·                  merchant acquiring and processing; and

·                  ATM and POS processing, driving, acquiring and switching services.

International segment revenues from external customers, segment EBITDA and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA and consolidated assets:

	Year ended December 31,
	2011	2010	2009
Segment revenues from external customers	27%	25%	25%
Segment EBITDA	20%	16%	19%
Assets (at December 31)	13%	14%	15%

The merchant acquiring and card issuing services provided by the International segment are similar in nature to the services described above in the Retail and Alliance Services and Financial Services segments other than they include substantially all the services provided outside of the U.S. International has operations in 34 countries.  For a description of the International segment’s merchant acquiring and card issuing businesses refer to the Retail and Alliance Services and Financial Services segment descriptions provided above.

International pipeline.  During 2011 the Company converted approximately 3 million accounts to its systems. The pipeline at December 31, 2011 was approximately 5 million accounts, the majority of which are debit accounts. The Company expects to convert these accounts in 2012.

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

International geographic mix.  The following countries accounted for more than 10% of the segment’s revenues from external customers for the periods presented:

	Year ended December 31,
	2011	2010	2009
United Kingdom	18%	17%	19%
Australia	16%	15%	13%
Germany	13%	13%	15%

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

The principal IPS business is official check services. Until May 2010, IPS issued official checks, which were sold by agents that were financial institutions. Official checks served as an alternative to a bank’s own items such as cashiers or bank checks. The Company has gradually exited the official check line of business. The majority of the clients of this business deconverted during 2008 and there was no new official check and money order business beyond May 2010. IPS will continue to use its licenses to offer payment services that fall under state and federal regulations and the business will continue to operate in a much reduced capacity as outstanding official check and money order clearance activity winds down.

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

All Other and Corporate competition.  The operations within All Other and Corporate have various competitors. No single competitor would have a material impact on the Company.

All Other and Corporate significant customers.  During 2011, the Company had a significant relationship with one client whose revenues represented approximately 60% of All Other and Corporate revenue for the year ended December 31, 2011.

Intellectual Property

The Company owns a global portfolio of many trademarks, trade names, patents and other intellectual property that are important to its future success. The only intellectual property rights which are individually material to the Company are the FIRST DATA trademark and trade name and the STAR trademark and trade name. The STAR trademark and trade name are used in the Financial Services segment. The FIRST DATA trademark and trade name are associated with quality and reliable electronic commerce and payments solutions. Financial institutions and merchants associate the STAR trademark and trade name with quality and reliable debit network services and processing services. Loss of the proprietary use of the FIRST DATA or STAR trademarks and trade names or a diminution in the perceived quality associated with these names could harm the growth of the Company’s businesses. Also important, but not individually material, are the VisionPLUS and FirstVision trademarks and software. VisionPLUS and FirstVision are recognized globally as a quality software product and card processing system, respectively. The software is important to the Company’s global expansion.

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

Employees and Labor

At December 31, 2011, the Company employed approximately 24,000 employees, approximately 97% of which were full-time employees. The majority of the employees of the Company’s subsidiaries outside of the U.S. are subject to the terms of individual employment agreements. One of the Company’s wholly owned subsidiaries has approximately 1,400 employees in the United Kingdom, about 20% of whom are members of the Unite trade union. Employees of the Company’s subsidiaries in Vienna, Austria; Frankfurt, Germany; and Nürnberg, Germany are also represented by local works councils and a portion of the Frankfurt workforce is covered by a union contract. Certain employees of the Company’s Korean subsidiary are represented by a Labor-Management council. Employees in certain other countries are also covered by the terms of industry-specific national collective agreements. None of the Company’s employees are otherwise represented by any labor organization in the U.S. The Company believes that its relations with its employees and the labor organizations identified above are in good standing.

Available Information

FDC’s principal executive offices are located at 5565 Glenridge Connector, N.E, Suite 2000, Atlanta, Georgia 30342, telephone (404) 890-2000. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to shareholders and other interested parties through the “Investor Relations” portion of the Company’s web site at http://investor.firstdata.com as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a web site, www.sec.gov, which contains reports and other information filed electronically with the SEC by the Company. The Company’s Audit Committee Charter, Governance, Compensation and Nominations Committee Charter, Technology and Investment Committee Charter, and Code of Ethics for Senior Financial Officers are available without charge through the “About First Data”, “Investor Relations”, “Corporate Governance” portion of the Company’s investor relations web site, listed above, or by writing to the attention of Investor Relations at the address listed above.

Executive Officers of the Company

Refer to Item 10 of this Form 10-K.

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

Dodd-Frank Act. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in the United States. The Dodd-Frank Act will result in significant structural and other changes to the regulation of the financial services industry. Among other things, the Dodd-Frank Act imposes a new regulatory regime on card issuers by establishing a new executive agency within the Federal Reserve (known as the Consumer Financial Protection Bureau) to regulate consumer financial products and services (including many offered by the Company’s customers). Separately, under the Dodd-Frank Act, debit interchange transaction fees that a card issuer or payment card network receives or charges for an electronic debit transaction will now be regulated by the Federal Reserve Board and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. On June 29, 2011, the Federal Reserve Board announced the final rules governing debit card interchange fees, and routing and exclusivity restrictions as well as a proposed rule governing the fraud prevention adjustment in response to Section 1075 of the Dodd-Frank Act. Effective October 1, 2011, debit interchange rates for card issuers with assets of $10 billion or more are capped at the sum of $.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $.01 per transaction in debit interchange for fraud prevention costs. In addition, the new regulations ban debit payment card networks from prohibiting an issuer from contracting with any other payment card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction. On April 1, 2013, the ban on network exclusivity arrangements becomes effective for non-reloadable prepaid card and healthcare prepaid issuers. Additionally, each debit card issuer must participate in 2 unaffiliated networks beginning April 1, 2012 and each debit payment card network must comply with applicable exclusivity requirements by October 1, 2011. The Dodd-Frank Act provides two self-executing statutory provisions that became effective on July 22, 2010. The first provision allows merchants to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (while federal governmental entities and institutions of higher education may set maximum amounts for the acceptance of credit cards). The second provision allows merchants to provide discounts or incentives to entice consumers to pay with an alternative payment method, such as cash, checks or debit cards. Finally, the Federal Reserve Board is required to develop regulations for additional oversight of certain systemically important financial institutions and non-bank financial companies. At this point it is unclear whether the Company would be subject to additional oversight. Within the Retail and Alliance Services segment the Company experienced some transitory benefit due mostly to lower debit interchange rates, however, the overall impact on the Company is difficult to estimate as it will take some time for the market to react and adjust to the new regulations.

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

The Company’s subsidiary in Germany, TeleCash GmbH & Co. KG (“TeleCash”), is certified and regulated as a processor for domestic German debit card transactions by the Deutsche Kreditwirtschaft (“DK”), the German banking association. Failure to comply with the technical requirements set forth by the DK may result in suspension or termination of services.

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

FDR Limited (“FDRL”) in the United Kingdom is authorized and regulated by the Financial Services Authority (“FSA”). The FSA is the single regulatory authority for the full range of financial services in the United Kingdom, including banking, investment, mortgage and insurance mediation services. FDRL is authorized by the FSA to carry on an insurance mediation business for the purpose of arranging insurance to its issuer customers’ cardholders. As an FSA regulated firm, FDRL is required to meet certain prudential and conduct of business requirements.

In the European Union, Directive 2007/60 EC, the “Payment Services Directive,” was released by the European Parliament and by the Council on November 13, 2007, setting a framework for future regulation of bodies and corporations such as the national central banks, financial institutions, e-money institutes and payment institutions. The Payment Services Directive was implemented in most EU member states via national legislation effective November 1, 2009. As a result of the implementation of the Payment Services Directive, a number of the Company’s subsidiaries in the International segment have applied for and received a Payment Institution License in the countries where such subsidiaries do business. As licensed payment institutions, the relevant entities are subject to regulation and oversight in the applicable member state, which includes amongst other things, the requirement to maintain specified regulatory capital.

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

Privacy and information security regulations. Each of the Company’s segments provides services that may be subject to various state, federal and foreign privacy laws and regulations. Relevant federal privacy laws include the Gramm-Leach-Bliley Act, which applies directly to a broad range of financial institutions and indirectly (or in some instances directly) to companies that provide services to financial institutions. Relevant foreign privacy laws include Directive 95/46 EC of the European Parliament and of the Council of 24 October 1995, as such directive is implemented in each member state of the European Union, however each member state has its own data protection and privacy laws which in some cases may be more restrictive than the Directive and impose additional duties on companies regarding registration/notification requirements and handling/transfer of personal data; the Australian Privacy Act of 1988; and the Personal Information Protection and Electronic Documents Act in Canada. These laws and their implementing regulations restrict the collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain state laws impose similar privacy obligations as well as, in certain circumstances, obligations to provide notification to affected individuals, state officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information.

Credit reporting and debt collections regulations. TeleCheck Services Inc. (“TeleCheck”) is subject to the Federal Fair Credit Reporting Act (“FCRA”) and various similar state laws based on TeleCheck’s maintenance of a database containing the check-writing histories of consumers and the use of that information in connection with its check verification and guarantee services.

The collection business within TRS Recovery Services, Inc. (“TRS”) is subject to the Fair Debt Collection Practices Act and various similar state laws. TRS has licenses in a number of states in order to engage in collection in those states. In the United

Kingdom, FDRL has a license under the Consumer Credit Act of 1974 (“CCA”) to enable it to undertake, among other things, credit administration and debt collections activities on behalf of its card issuing customers through calls and correspondence with the cardholders. FDRL is also licensed under the CCA to carry on the activity of a consumer hire business for the purpose of leasing terminals to merchants. The CCA establishes a comprehensive code of regulations for the origination, administration and enforcement of credit and hire agreements.

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

Anti-money laundering and counter terrorist regulation. Certain of the Company’s businesses are subject to regulation by the U.S., including anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”). The BSA, among other things, requires money services businesses (such as money transmitters, issuers of money orders and official checks, and providers of prepaid access) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and to maintain transaction records. Recently, the Financial Crimes Enforcement Network, the agency that enforces the BSA, finalized its rule that defines Stored Value under the BSA, and places requirements on entities that are either the Provider or Seller of Prepaid Access.  Money Network, a First Data entity, will be the Provider of Prepaid Access for various open loop prepaid programs for which it is the Program Manager.

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

Government agencies may impose new or additional rules on money transmission and sales of payment instruments, including regulations which (i) impose additional identification, reporting or recordkeeping requirements; (ii) limit the entities capable of providing the sale of payment instruments; and (iii) require additional consumer disclosures.

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

The Company is highly leveraged. The Company’s high degree of leverage could have important consequences, including:

·	increasing the Company’s vulnerability to adverse economic, industry or competitive developments;
·

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the Company’s indebtedness, therefore reducing the Company’s ability to use its cash flow to fund the Company’s operations, capital expenditures and future business opportunities;

·

exposing the Company to the risk of increased interest rates because certain of its borrowings, including and most significantly borrowings under the Company’s senior secured credit facilities, are at variable rates of interest;

·

making it more difficult for the Company to satisfy its obligations with respect to its indebtedness, and any failure to comply with the obligations of any of the Company’s debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the notes and the agreements governing such other indebtedness;

·	restricting the Company from making strategic acquisitions or causing the Company to make non-strategic divestitures;
·	making it more difficult for the Company to obtain network sponsorship and clearing services from financial institutions;
·

limiting the Company’s ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

·

limiting the Company’s flexibility in planning for, or reacting to, changes in the Company’s business or market conditions and placing the Company at a competitive disadvantage compared to its competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that the Company’s leverage prevents it from exploiting.

The first significant amount of the Company’s term loan indebtedness matures in September 2014 and consists of  indebtedness under its senior secured term loan facility. The Company’s senior secured revolving credit facility has $499.1 million in commitments that mature in September 2013 and $1,016.2 million in commitments that mature between June 2015 and September 2016, depending upon certain conditions. The Company may not be able to refinance its senior secured credit facilities or its other existing indebtedness because of the Company’s high level of debt, debt incurrence restrictions under its debt agreements or because of adverse conditions in credit markets generally.

Despite the Company’s high indebtedness level, the Company and its subsidiaries still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with the Company’s substantial indebtedness.

The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the Company’s senior secured notes, senior second lien notes, senior notes, PIK toggle senior second lien notes, and senior subordinated notes; the indenture governing the senior PIK notes of First Data Holdings Inc.; and the Company’s senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to the Company’s and its subsidiaries’ existing debt levels, the related risks that the Company will face would increase.

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

The indentures governing the Company’s senior secured notes, senior second lien notes, senior notes, PIK toggle senior second lien notes, and senior subordinated notes; the indenture governing senior PIK notes of First Data Holdings Inc.; and the Company’s senior secured credit facilities contain various covenants that limit the Company’s ability to engage in specified types of transactions. These covenants limit the Company’s and its restricted subsidiaries’ ability to, among other things:

·	incur additional indebtedness or issue certain preferred shares;
·	pay dividends on, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments;
·	make certain investments;
·	sell certain assets;
·	create liens;
·	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;
·	enter into certain transactions with the Company’s affiliates; and
·	designate the Company’s subsidiaries as unrestricted subsidiaries.

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

The Company and its customers are subject to regulations that affect the electronic payments industry in the many countries in which the Company’s services are used. In particular, the Company’s customers are subject to numerous regulations applicable to banks, financial institutions and card issuers in the United States and abroad, and, consequently, the Company is at times affected by these federal, state and local regulations. The U.S. Congress and governmental agencies have increased their scrutiny of a number of credit card practices, from which some of the Company’s customers derive significant revenue. Regulation of the payments industry, including regulations applicable to the Company and its customers, has increased significantly in recent years. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of civil and criminal penalties, including fines which could have an adverse effect on the Company’s results of operation and financial condition. The Company is subject to U.S. and international financial services regulations, a myriad of consumer protection laws, escheat regulations and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on the Company. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, significantly changes the U.S. financial regulatory system, including creating a new executive agency within the Federal Reserve Board to regulate consumer financial products and services (including many offered by the Company’s customers), restricting debit card fees paid by merchants to issuer banks and allowing merchants to offer discounts for different payment methods. On June 29, 2011, the Federal Reserve Board announced the final rules governing debit card interchange fees, and routing and exclusivity restrictions as well as a proposed rule governing the fraud prevention adjustment in response to the Dodd-Frank Act.  Within the Retail and Alliance Services segment the Company experienced some transitory benefit due mostly to lower debit interchange rates, however, the overall impact of the Dodd-Frank Act on the Company is difficult to estimate because it will take some time for the market to react and adjust to the new regulations and additional regulations may be developed by the newly created Bureau of Consumer Financial Protection, with respect to consumer financial products and services that impact the Company or its customers. The Federal Reserve Board also needs to develop regulations for approval by the Financial Stability Oversight Council with respect to criteria for, and additional oversight of, certain systemically important financial institutions. At this point it is unclear as to whether the Company would be subject to additional oversight or what such oversight may entail. Each of the proposed regulations may adversely affect the Company’s business or operations, directly or indirectly (if, for example, the Company’s customers’ business and operations are adversely affected). In addition, an inadvertent failure by the Company to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage the Company’s reputation or brands. Furthermore, the Company is subject to tax laws in each jurisdiction where it does business. Changes in tax laws or their interpretations could decrease the value of revenues the Company receives, the value of tax loss carryforwards and tax credits recorded on the Company’s balance sheet and the amount of the Company’s cash flow and have a material adverse impact on the Company’s business.

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

The Company has been an active business acquirer both in the United States and internationally, and may continue to be active in the future. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration (managing the complex process of integrating the acquired company’s people, products, technology and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In June 2009, the Company formed a new alliance, Banc of America Merchant Services, LLC (“BAMS”), with Bank of America, N.A. Processing, technology and operational synergies of BAMS are dependent upon the successful migration of the Bank’s legacy platform to the Company. Any failure to migrate the platform or material adverse impact to merchants from potential migration issues could negatively impact the Company’s business and result in a reduction of the Company’s revenue and profit.

In addition, international acquisitions often involve additional or increased risks including, for example:

·	managing geographically separated organizations, systems and facilities;
·	integrating personnel with diverse business backgrounds and organizational cultures;
·	complying with foreign regulatory requirements;
·	fluctuations in currency exchange rates;
·	enforcement of intellectual property rights in some foreign countries;
·	difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of these new markets; and
·	general economic and political conditions.

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

As of December 31, 2011, the Company had $11.22 billion aggregate principal amount of variable rate long-term indebtedness, of which interest rate swaps fix the interest rate on $5 billion in notional amount prior to the impact of $750 million of fixed to floating interest rate swaps. As a result, as of December 31, 2011, the impact of a 100 basis point increase in interest rates would increase the Company’s annual interest expense by approximately $70 million. See the discussion of the Company’s interest rate swap transactions in Note 6 to the Company’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

The Company’s products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses or defects. Defects in the Company’s software products and errors or delays in the Company’s processing of electronic transactions could result in:

·	additional development costs;
·	diversion of technical and other resources from the Company’s other development efforts;
·	loss of credibility with current or potential customers;
·	harm to the Company’s reputation; or
·	exposure to liability claims.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

As of December 31, 2011, the Company and its subsidiaries owned or leased approximately 72 domestic properties and approximately 87 international properties. These facilities are used for operational, sales and administrative purposes, and are substantially all currently being utilized.

	Leased Facilities		Owned Facilities
	No.	Sq. Ft.	No.	Sq. Ft.
Facilities in the United States
Retail and Alliance Services	28	981,154	8	935,310
Financial Services	20	675,795	7	1,261,987
All Other and Corporate	5	586,054	4	322,502

International Facilities	74	1,036,586	13	427,241

Retail and Alliance Services’ principal operations are conducted in Melville, New York; Hagerstown, Maryland; Marietta, Georgia; Coral Springs, Florida; and Houston, Texas. The principal operations for Financial Services are located in Omaha, Nebraska; Wilmington, Delaware; Maitland, Florida; and Chesapeake, Virginia. The principal operations for International are located in Basildon, United Kingdom; Frankfurt, Germany; Athens (Kryoneri), Greece; Sydney, Australia; and Buenos Aires, Argentina. The Company’s All Other and Corporate facilities include the Company’s corporate offices in Atlanta, Georgia and Greenwood Village, Colorado.

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

The Company believes the complaints are without merit and intends to vigorously defend them.

ITEM  4.                   MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s common stock. The Company had one record holder of common stock on March 1, 2012, and no equity securities of the Company are authorized for issuance under any equity compensation plan.

In 2011, the Company paid one dividend in the amount of $0.2 million.  In 2010, the Company paid five dividends that totaled $14.9 million. The senior secured revolving credit facility, senior secured term loan facility, and the indentures for the senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior PIK notes and senior subordinated notes limit the Company’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 12 to the accompanying financial statements included in Item 8 of this Form 10-K.

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

On September 24, 2007, the Company was acquired through a merger transaction (the “merger”) with an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. The merger resulted in the equity of First Data Corporation becoming privately held. As a result of the merger, amounts below are presented for two periods: predecessor and successor, which primarily relate to the periods preceding the merger and the periods succeeding the merger, respectively.

Amounts below include acquisitions since the date acquired.

In 2008, the Company changed to a classified balance sheet presentation. Balance sheet data for 2007 has been adjusted to conform to this presentation.

	Successor					Predecessor
	Year ended December 31,				Period from September 25, 2007 through December 31,	Period from January 1, 2007 through September 24,
(in millions)	2011	2010	2009	2008	2007	2007
Statement of operations data:
Revenues	$10,713.6	$10,380.4	$9,313.8	$8,811.3	$2,278.5	$5,772.9
Operating expenses (a)	9,728.2	9,782.2	8,869.3	8,032.6	2,123.7	5,209.2
Other operating expenses (b)(c)	43.9	81.5	289.7	3,255.6	(0.2)	23.3
Interest expense	(1,833.1)	(1,796.6)	(1,796.4)	(1,964.9)	(584.7)	(103.6)
Net (loss) income from continuing operations (c)	(336.1)	(846.9)	(1,014.6)	(3,608.0)	(262.9)	569.7
Net (loss) income attributable to First Data Corporation	(516.1)	(1,021.8)	(1,086.4)	(3,764.3)	(301.9)	460.8
Depreciation and amortization (d)	1,344.2	1,526.0	1,553.8	1,559.6	427.2	540.2

Balance sheet data (at year-end):
Total assets	$40,276.3	$37,544.1	$39,735.4	$38,176.1	$52,509.3
Total current and long-term settlement assets	10,839.3	7,059.1	7,351.0	8,662.9	18,228.4
Total liabilities	36,800.9	33,456.1	34,408.4	35,773.8	45,609.2
Settlement obligations	10,837.8	7,058.9	7,394.7	8,680.6	18,228.4
Long-term borrowings	22,521.7	22,438.8	22,304.9	22,075.2	21,953.5
Other long-term liabilities (e)	1,459.0	2,153.3	2,648.3	2,920.6	3,306.2
Redeemable noncontrolling interests	67.4	28.1	226.9	—	—
Total equity	3,408.0	4,059.9	5,100.1	2,402.3	6,900.1

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

Regulatory reform. On June 29, 2011, the Federal Reserve Board announced the final rules governing debit card interchange fees, and routing and exclusivity restrictions as well as a proposed rule governing the fraud prevention adjustment in response to Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Effective October 1, 2011, debit interchange rates for card issuers with more than $10 billion of assets are capped at $.21 per transaction with an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $.01 per transaction in debit interchange for fraud prevention costs. In addition, the new regulations ban debit payment card networks from prohibiting an issuer from contracting with any other payment card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction. On April 1, 2013, the ban on network exclusivity arrangements becomes effective for non-reloadable prepaid card and healthcare prepaid issuers. Additionally, each debit card issuer must participate in 2 unaffiliated networks beginning April 1, 2012 and each debit payment card network must comply with applicable exclusivity requirements by October 1, 2011. These regulatory changes create both opportunities and challenges for the Company. Increased regulation may increase the complexity of operating, both domestically and internationally, creating an opportunity for larger competitors to differentiate themselves both in product capabilities and service delivery. The ban on network exclusivity also will enhance competition to allow the Company to compete for additional business. At the same time, these regulatory changes may cause operating costs to increase as the Company adjusts its activities in light of compliance costs and customer requirements. Within the Retail and Alliance Services segment the Company experienced some transitory benefit due mostly to lower debit interchange rates, however, the overall impact on the Company is difficult to estimate as it will take some time for the market to react and adjust to the new regulations.

Banc of America Merchant Services, LLC (“BAMS”). On June 26, 2009, Bank of America N.A. (“BofA”) and the Company, together with Rockmount Investments, LLC (“Rockmount”), an investment vehicle controlled by a third-party investor, formed a new company, BAMS. BAMS provides clients with a comprehensive suite of acquiring and processing payment products for credit and debit cards as well as merchant loyalty, prepaid, check and e-commerce solutions. The Company owns 51% of BAMS. For details surrounding the formation of BAMS refer to Note 3 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

When the BAMS alliance was formed, the intent was to shift processing for merchants contributed to the alliance by BofA from three existing bank platforms to FDC. After evaluating the conversion strategy, the Company and BofA jointly decided to have FDC operate BofA’s legacy settlement platform and provide the necessary operational support for legacy BofA merchants. The transfer of ownership was effective October 1, 2011. The Company believes this operating structure simplifies and accelerates the conversion.

The Company anticipates the shift of processing to FDC as described above will increase the Retail and Alliance Services segment revenue and, to a lesser extent, segment EBITDA for the first three quarters of 2012 compared to 2011. This benefit will not impact consolidated revenues because the BAMS alliance is consolidated by the Company. Consolidated expenses are expected to increase, most significantly in 2012 and 2013, as a result of costs incurred to transfer the platform and associated operational support as well as ongoing costs to operate the platform. Beginning October 1, 2011, these costs are being billed to the BAMS alliance resulting in a portion of the costs being attributed to the BofA noncontrolling interest.

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

Debit processing revenue is derived mostly from the processing of transactions where the Company could receive multiple fees for a transaction, depending on the role of the Company. Within the Financial Services segment, domestic debit issuer transactions have been growing as the Company continues to see a shift to the use of debit cards from checks and cash, with the decrease in use of checks negatively affecting the Company’s remittance processing business.

The underlying economic drivers of card issuance are population demographics and employment. Strengthening in the economy typically results in an improved credit risk profile, allowing card issuers to be more aggressive in their marketing campaigns to issue cards. Conversely, a weakening in the economy typically results in a tightening of the credit market with fewer consumers qualifying for credit.

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

All Other and Corporate. All Other and Corporate is comprised of the Company’s business units not included in the segments noted above, primarily its government services business and its official check business that is winding down, as well as the Company’s headquarter functions.

Components of Revenue and Expenses

The following briefly describes the components of operating revenues and expenses as presented in the Consolidated Statements of Operations. Descriptions of the revenue recognition policies are included in Note 1 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Transaction and processing service fees. Transaction and processing service fee revenue is comprised of fees related to merchant acquiring; check processing; credit, retail and debit card processing; output and remittance processing; and payment management services. Revenues are based on a per transaction fee, a percentage of dollar volume processed, accounts on file or some combination thereof. These revenues represent approximately 59% of FDC’s 2011 revenue and are most reflective of the Company’s core business performance. “Merchant related services” revenue is comprised primarily of fees charged to merchants and processing fees charged to alliances accounted for under the equity method.  For segment reporting purposes, the proportionate consolidation presentation results in revenue including the alliance partners’ share of processing fees charged to both consolidated and unconsolidated alliances. Merchant discount revenue from credit card and signature debit card transactions acquired from merchants is recorded net of interchange and assessments charged by the credit card associations. “Check services” revenues include check verification, settlement and guarantee fees which are charged on a per transaction basis or as a percentage of the face value of the check. “Card services” revenue related to credit and retail card processing is comprised primarily of fees charged to the client based on cardholder accounts on file, both active and inactive. “Card services” revenue for output services consists of fees for printing statements and letters and embossing plastics. Debit processing and network service fees included in “Card services” revenues are typically based on transaction volumes processed. “Other services” revenue includes all other types of transactional revenue not specifically related to the classifications noted above.

Product sales and other. Sales and leasing of POS devices in the Retail and Alliance Services and International segments are the primary drivers of this revenue component, providing a recurring revenue stream. This component also includes contract termination fees, royalty income and gain/loss from the sale of merchant portfolios, all of which occur less frequently but are considered a part of ongoing operations. Also included within this line item is revenue recognized from custom programming and system consulting services, software licensing and maintenance revenue generated primarily from the VisionPLUS software in the International segment and investment income generated by invested settlement assets, realized net gains and losses and, if applicable, impairment losses from such assets within the Retail and Alliance Services, Financial Services and International segments and All Other and Corporate. This revenue is recorded net of official check agents’ commissions.

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

Results of Operations

The following discussion for both consolidated results and segment results are for the year ended December 31, 2011 compared to the year ended December 31, 2010 as well as for the year ended December 31, 2010 compared to the year ended December 31, 2009. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

Consolidated results.

	Year ended December 31,			Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenues:
Transaction and processing service fees	$6,330.0	$6,181.5	$5,788.9	2%	7%
Product sales and other	852.1	809.3	796.7	5%	2%
Reimbursable debit network fees, postage and other	3,531.5	3,389.6	2,728.2	4%	24%
	10,713.6	10,380.4	9,313.8	3%	11%

Expenses:
Cost of services (exclusive of items shown below)	2,888.4	3,023.3	2,945.1	(4)%	3%
Cost of products sold	369.6	375.2	305.5	(1)%	23%
Selling, general and administrative	1,693.7	1,579.7	1,438.2	7%	10%
Reimbursable debit network fees, postage and other	3,531.5	3,389.6	2,728.2	4%	24%
Depreciation and amortization	1,245.0	1,414.4	1,452.3	(12)%	(3)%
Other operating expenses, net (a)	43.9	81.5	289.7	*	*
	9,772.1	9,863.7	9,159.0	(1)%	8%

Interest income	7.9	7.8	11.7	1%	(33)%
Interest expense	(1,833.1)	(1,796.6)	(1,796.4)	2%	0%
Other income (expense) (b)	124.1	(15.9)	(61.3)	*	*
Income tax benefit	(270.1)	(323.8)	(578.8)	(17)%	(44)%
Equity earnings in affiliates	153.4	117.3	97.8	31%	20%
Net loss	(336.1)	(846.9)	(1,014.6)	(60)%	(17)%
Less: Net income attributable to noncontrolling interests	180.0	174.9	71.8	3%	*
Net loss attributable to First Data Corporation	$(516.1)	$(1,021.8)	$(1,086.4)	(49)%	(6)%

*                     Calculation not meaningful.

(a)                  Other operating expenses, net includes restructuring, net, impairments and litigation and regulatory settlements as applicable to the periods presented.

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

Operating revenues overview.

Transaction and processing service fees. Revenue increased in 2011 compared to 2010 due to growth in merchant transactions and dollar volumes both domestically and internationally, growth in debit issuer transactions, new business, lower debit interchange rates as a result of the Dodd-Frank Act described in the “Regulatory Reform” section above, and foreign currency exchange rate movements. Partially offsetting these increases were decreases due to price compression, changes in merchant and pricing mix, lower overall check volumes and lost business.  Foreign currency exchange rate movements positively impacted the transaction and processing service fees growth rate by approximately 1 percentage point.

Revenue increased in 2010 compared to 2009 due to the incremental impact of the BAMS alliance, new sales, growth from existing clients and a card association fee increase that benefited 2010. The incremental impact of the BAMS alliance benefited the transaction and processing service fees growth rate in 2010 compared to 2009 by 5 percentage points. Prepaid revenue also contributed to the increase due most significantly to higher transaction volumes within the payroll distribution program as well as an increase in card shipments to existing clients. Partially offsetting these increases were decreases due to price compression and lost business. The termination of services by Washington Mutual beginning in March 2009 negatively impacted the transaction and processing service fee growth rate in 2010 compared to 2009 by 1 percentage point.

Product sales and other. Revenue increased in 2011 compared to 2010 mainly resulting from an increase in equipment sales internationally due in part to new regulations and new business, increases in the leasing business domestically and internationally resulting from new lease originations as well as fees associated with lease renewals and an increase in investment income due to a lesser impairment of Student Loan Auction Rate Securities (“SLARS”) recognized in 2011 compared to 2010 as discussed below. In addition, foreign currency exchange rate movements positively impacted the product sales and other growth rate in 2011 compared to 2010 by approximately 1 percentage point. Partially offsetting these increases were decreased contract termination fees mostly related to Financial Services and a decrease in professional services revenue due to the completion of prior year projects in Financial Services and All Other and Corporate

Revenue increased in 2010 compared to 2009 as a result of increased volumes due in part to increased terminal demand as a result of new regulations, increased sales to existing clients, new business and the incremental impact of the BAMS alliance. Partially offsetting these increases were decreases due to fewer contract termination fees recognized in 2010, lower investment income, lower royalty income and the divestiture of an international business. The contract termination fees received in 2009 and 2010 related most significantly to the termination of services by Washington Mutual Bank in the Financial Services segment and negatively impacted the product sales and other revenue growth rate by 3 percentage points in 2010 compared to 2009. The decrease in investment income is due to a $27.9 million impairment recognized in All Other and Corporate related to SLARS and a decrease in settlement portfolio balances caused by the wind down of the official check business partially offset by decreased commission payments related to the retail money order business as a result of its transfer to The Western Union Company (“Western Union”) in October 2009.

Reimbursable debit network fees, postage and other. Revenue and expense increased in 2011 compared to 2010 due to growth of personal identification number (“PIN”)-debit transaction volumes as well as an increase in debit network fees resulting from rate increases imposed by the debit networks. Partially offsetting these increases was a decrease due to the cap on debit interchange rates imposed by the Dodd-Frank Act described above which impacted the reimbursable debit network fees, postage and other growth rate by approximately 5%.

Revenue and expense increased in 2010 compared to 2009 due to an increase in debit network fees as a result of growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks. Also contributing to the increase in revenue and expense for 2010 compared to 2009 is the incremental impact of the BAMS alliance which benefited the reimbursable debit network fees, postage and other growth rate by 9 percentage points. Partially offsetting these increases was a decrease in postage due to a decrease in print and plastic volumes as a result of the termination of services discussed above. The termination of services impacted the reimbursable debit network fees, postage and other revenue growth rate by 2 percentage points.

Operating expenses overview.

Cost of services. Expenses decreased in 2011 compared to 2010 due most significantly to decreases in certain costs associated with the BAMS alliance and net check warranty expense. Certain costs associated with the BAMS alliance decreased due to lower technology costs and improved expense management. Net check warranty expense decreased due to lower check volumes and better risk assessment data.  Expenses associated with outside professional services and lower merchant credit losses also contributed to the decrease.   Partially offsetting these decreases was the 2011 correction of cumulative errors in the amortization of initial payments for new contracts related to purchase accounting associated with the Company’s 2007 merger with an affiliate of Kohlberg Kravis and Roberts & Co. (“KKR”) which totaled a $10.2 million expense in “Cost of services” (the correction of related errors totaled a $58.5 million benefit in aggregate) and occurred over a four year period. Foreign currency exchange rate movements also partially offset the aforementioned decreases by approximately 1 percentage point.

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

Cost of products sold. Expenses decreased in 2011 compared to 2010 resulting mostly from the write-off of international terminal inventory and leasing receivables in 2010 as well as exiting low margin businesses in 2011. These decreases are partially offset by the write-off of capitalized commissions related to the international leasing business in 2011, growth in the leasing business both domestically and internationally and foreign currency exchange rate movements. The net impact of the 2010 and 2011 write-offs benefited the cost of products sold growth rate by 4 percentage points while foreign currency exchange rate movements had an approximate 1 percentage point offsetting impact.

Expenses increased in 2010 compared to 2009 due to an increase in terminal sales partly due to new regulations, new sales and increased sales to existing customers as well as a write-off of international leasing receivables incorrectly recognized in prior years and the write-off of international terminal inventory.

Selling, general and administrative. Expenses increased in 2011 compared to 2010 due to growth in payments made to independent sales organizations (“ISO’s”) as a result of the Company increasing its number of ISO partners as well as an increase in ISO transaction volumes, higher incentive compensation expense and net increases in various expense items that were not individually significant.  The payments to ISO’s impacted the selling, general and administrative growth rate by approximately 5%. Foreign currency exchange rate movements also contributed to the increase in expenses by approximately 1 percentage point.

The increase in selling, general and administrative expenses in 2010 compared to 2009 was due to higher incentive compensation expense and an increase in payments made to ISO’s resulting from the same items described above. The increase in payments made to ISO’s impacted the selling, general and administrative expenses growth rate by 6 percentage points. Higher incentive compensation expenses impacted the selling, general and administrative expenses growth rate by 2 percentage points when comparing 2010 to 2009. Higher employee related expenses (part of which resulted from employees assumed as part of the BAMS alliance transaction) also impacted the growth rate by 2 percentage points.

Depreciation and Amortization. Expenses decreased in 2011 compared to 2010 due most significantly to the 2011 correction of cumulative depreciation and amortization errors related to purchase accounting associated with the Company’s 2007 merger with an affiliate of KKR and certain assets becoming fully amortized. The errors and the cumulative correction, which totaled a $57.7 million benefit in “Depreciation and amortization” (the correction of total depreciation and amortization errors was a $58.5 million benefit in aggregate) and occurred over a four year period, were deemed immaterial to prior years and the current year, respectively. In addition, depreciation and amortization declined due to a decrease in the amortization of certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in the prior period. These decreases were partially offset by increases due to newly capitalized assets and foreign currency exchange rate movements. The error corrections benefited the depreciation and amortization growth rate by 4 percentage points in 2011 compared to 2010.

Expense decreased in 2010 compared to 2009 due to amortization of certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in prior periods. Also contributing to the decrease was accelerated amortization recorded in 2009 related to intangible assets associated with the termination of services noted above. These decreases were partially offset by increases due to newly capitalized assets and assets associated with the BAMS alliance.

Other operating expenses, net.

2011 Activities

	Pretax Benefit (Charge)
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Year ended December 31, 2011
Restructuring charges	$(2.8)	$(10.5)	$(34.2)	$(3.8)	$(51.3)
Restructuring accrual reversals	1.1	—	2.5	1.3	4.9
Litigation and regulatory settlements	—	—	—	2.5	2.5
Total pretax charge, net of reversals	$(1.7)	$(10.5)	$(31.7)	$—	$(43.9)

The 2011 restructurings resulted from the elimination of management and other positions, approximately 750 employees, as part of the Company aligning the business with strategic objectives. Similar initiatives are expected to occur in future periods resulting in additional restructuring charges. Partially offsetting the charges were reversals of excess 2009 and 2010 restructuring accruals as well as reversals resulting from the refinement of 2011 estimates. The Company estimates cost savings resulting from the 2011 restructuring activities to be approximately $49 million on an annual basis.

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2010 and 2011 (in millions):

	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2010	$58.5	$0.2
Expense provision	86.7	0.6
Cash payments and other	(91.2)	(0.4)
Changes in estimates	(15.3)	(0.2)

Remaining accrual as of December 31, 2010	38.7	0.2
Expense provision	45.0	6.3
Cash payments and other	(60.9)	(5.5)
Changes in estimates	(4.8)	(0.1)
Remaining accrual as of December 31, 2011	$18.0	$0.9

2010 Activities.

	Pretax Benefit (Charge)
Year ended December 31, 2010 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	$(20.3)	$(11.3)	$(28.2)	$(27.7)	$(87.5)
Restructuring accrual reversals	0.7	0.8	10.9	3.1	15.5
Impairments	(1.6)	—	(9.9)	—	(11.5)
Litigation and regulatory settlements	—	2.0	—	—	2.0
Total pretax charge, net of reversals	$(21.2)	$(8.5)	$(27.2)	$(24.6)	$(81.5)

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

In the fourth quarter of 2010, within Retail and Alliance Services, the Company recorded approximately $1.6 million in impairment charges related to other intangibles. Also during the fourth quarter of 2010, the Company recorded approximately $9.9 million in asset impairment charges related to the International segment. Approximately $6.2 million of the total impairment occurred because the Company did not complete a software project and determined that there were no likely alternative uses for the software. The remaining $3.7 million of impairment charges resulted from the write off of assets the Company determined have no future use or value.

2009 Activities.

	Pretax Benefit (Charge)
Year ended December 31, 2009 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Divested Operations	Totals
Restructuring charges	$(15.9)	$(14.5)	$(49.2)	$(22.0)	$(0.5)	$(102.1)
Restructuring accrual reversals	4.2	1.7	2.9	0.5	—	9.3
Impairments	—	—	(131.9)	(53.2)	—	(185.1)
Litigation and regulatory settlements	—	(14.5)	—	2.7	—	(11.8)
Total pretax charge, net of reversals	$(11.7)	$(27.3)	$(178.2)	$(72.0)	$(0.5)	$(289.7)

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

Interest expense. Interest expense increased in 2011 compared to 2010 due to higher average interest rates resulting primarily from the August 2010 and April 2011 debt modifications and amendments as well as the December 2010 debt exchange and higher debt balances due to payment-in-kind (“PIK”) interest accretion. Partially offsetting these increases was a decrease resulting from the expiration of interest rate swaps with a notional balance of $2.5 billion. Interest expense remained flat in 2010 compared to 2009.

The Company utilizes interest rate swaps to hedge its interest payments on a portion of its variable rate debt from fluctuations in interest rates. While certain of these swaps do not qualify for hedge accounting, they continue to be effective economically in eliminating variability in interest rate payments. Additionally, the Company utilizes a fixed to floating interest rate swap, which does not qualify for hedge accounting, to preserve the ratio of fixed rate and floating rate debt that the Company held prior to the debt modifications and amendments discussed below in Capital Resources and Liquidity. The fair value adjustments for interest rate swaps that do not qualify for hedge accounting as well as interest rate swap ineffectiveness are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations and totaled benefits of $55.7 million, charges of $67.9 million and charges of $64.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Other income (expense).

	Year ended December 31,
(in millions)	2011	2010	2009
Investment gains	$—	$2.5	$3.0
Derivative financial instruments gains (losses)	58.2	(58.3)	(67.4)
Divestitures, net	57.4	18.7	(12.9)
Non-operating foreign currency gains and (losses)	5.3	21.2	10.5
Other	3.2	—	5.5
Other income (expense)	$124.1	$(15.9)	$(61.3)

Derivative financial instruments gains and (losses). The net gains and losses for 2011, 2010 and 2009 were due most significantly to the fair value adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges. The gain in 2011 compared to losses in 2010 and 2009 was mostly driven by a new interest rate swap entered into in conjunction with the April 2011 debt modifications and amendments as well as the expiration of interest rate swaps noted above in the “Interest expense” discussion.

Divestitures, net.  The gain recognized in 2011 resulted most significantly from the contribution of the Company’s transportation business to an alliance in exchange for a 30% interest in that alliance. The 2010 gain related most significantly to a contingent payment received in connection with the Company’s November 2009 sale of a merchant acquiring business in Canada. The loss in 2009 resulted from the Company selling its debit and credit card issuing and acquiring processing business in Austria in August 2009 partially offset by a gain related to the sale of a merchant acquiring business in Canada in November 2009.

Non-operating foreign currency gains and (losses). The net gains and losses related to currency translations on the Company’s intercompany loans and its euro-denominated debt.

Income taxes. The Company’s effective tax rates on pretax loss were tax benefits of 44.6% in 2011, 27.7% in 2010, and 36.3% in 2009. The calculation of the effective tax rate includes most of the equity earnings in affiliates in pretax income because this item relates principally to entities that are considered pass-through entities for income tax purposes.

The effective tax rate benefit in 2011 was greater than the statutory rate due primarily to net income attributable to noncontrolling interests from pass through entities for which there was no tax expense provided, state tax benefits, lower tax earnings and profits than book income for foreign entities, a decrease in the Company’s liability for unrecognized tax benefits, a net benefit relating to tax effects of foreign exchange gains and losses on intercompany notes and prior year income tax return true-ups.  These positive adjustments were partially offset by an increase in the Company’s valuation allowance against foreign tax credits and the tax impact of a contribution of the Company’s transportation business in exchange for a 30% interest in an alliance.

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

Despite the net operating loss position discussed above, the Company continues to incur income taxes in states for which it files returns on a separate entity basis and in certain foreign countries.  Generally, these foreign income taxes would result in a foreign tax credit in the U.S. to the extent of any U.S. income taxes on the income upon repatriation.  However, the Company does not generate sufficient foreign source income to be able to fully utilize its foreign tax credits.  As a result, the Company has established valuation allowances, including $182 million in 2010 upon enactment of federal legislation which changed tax law, against that portion of the credits for which it is likely that no benefit will be realized in the future.

During the year ended December 31, 2011, the Company’s liability for unrecognized tax benefits was reduced by $25 million after negotiating settlements with the IRS regarding specific contested issues in the 2003-2006 federal tax years. The reduction in liabilities was recorded through a decrease to tax expense.  As of December 31, 2011, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $163 million within the next twelve months as the result of the possible closure of its 2003-2007 federal tax years, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.  The potential decrease relates to various federal, state and foreign tax benefits including research and experimentation credits, transfer pricing adjustments and certain amortization and loss deductions.

Under the Tax Allocation Agreement executed at the time of the spin-off of The Western Union Company (“Western Union”) on September 29, 2006, Western Union is responsible for and must indemnify the Company against all taxes, interest and penalties that relate to Western Union for periods prior to the spin-off date. If Western Union were to agree to or be finally determined to owe any amounts for such periods but were to default in its indemnification obligation under the Tax Allocation Agreement, the Company as parent of the tax group during such periods generally would be required to pay the amounts to the relevant tax authority, resulting in a potentially material adverse effect on the Company’s financial position and results of operations. As of December 31, 2011, the Company had approximately $18 million of uncertain income tax liabilities recorded related to Western Union for periods prior to the spin-off date. The Company has recorded a corresponding account receivable of equal amount from Western Union, which is included as a long-term account receivable in the “Other long-term assets” line of the Company’s Consolidated Balance Sheets, reflecting the indemnification obligation.  During the year ended December 31, 2011 the uncertain income tax liabilities related to Western Union decreased by approximately $112 million as a result of agreements reached with the IRS regarding specific contested issues in the 2003-2006 federal tax years.  As of December 31, 2011, the Company anticipates it is reasonably possible that the uncertain tax liabilities related to Western Union may decrease by approximately $18 million within the next twelve months as the result of the possible closure of its 2003-2007 federal tax years.  The uncertain income tax liabilities and corresponding receivable are based on information provided by Western Union regarding its tax contingency reserves for periods prior to the spin-off date. There is no assurance that a Western Union-related issue raised by the IRS or other tax authority will be finally resolved at a cost not in excess of the amount reserved and reflected in the Company’s uncertain income tax liabilities and corresponding receivable from Western Union. The Western Union contingent liability is in addition to the Company’s liability for unrecognized tax benefits discussed above.

The IRS completed its examination of the United States federal consolidated income tax returns of the Company for 2003 and 2004 and issued a Notice of Deficiency (the “Notice”) in December 2008. The Notice claims that the Company and its subsidiaries, which included Western Union during the years at issue, owe significant additional taxes, interest and penalties with respect to a variety of adjustments.  The Company and Western Union agreed with several of the adjustments in the Notice, and during 2010, the IRS conceded certain of the adjustments.  During the fourth quarter of 2011, the Company and Western Union reached agreements with the IRS resolving all remaining disputed adjustments in the Notice.  As a result, the Company’s liability for unrecognized tax benefits and the uncertain income tax liabilities related to Western Union on these previously disputed items were reduced to zero and an income taxes payable of $114 million was recorded, reflecting the agreements reached with the IRS related to the Western Union issues in the 2003 through 2006 federal tax years.  The Company also recorded a corresponding account receivable from Western Union, reflecting its indemnification obligation with respect to these adjustments.

Equity earnings in affiliates. Equity earnings in affiliates increased in 2011 compared to 2010 due mostly to the 2011 correction of cumulative depreciation and amortization errors related to purchase accounting associated with the Company’s 2007 merger with an affiliate of KKR as well as volume growth associated with the Company’s merchant alliances. The error corrections, which totaled a $11.0 million benefit in “Equity earnings in affiliates” (the correction of such errors totaled a $58.5 million benefit in aggregate) and occurred over a four year period, benefited the equity earnings in affiliates growth rate compared to the prior year by 9 percentage points. Equity earnings in affiliates increased in 2010 compared to 2009 due to volume growth associated with the Company’s merchant alliances.

Net income attributable to noncontrolling interests. Most of the net income attributable to noncontrolling interests relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests increased in 2010 compared to 2009 due to the formation of the BAMS alliance in June 2009.

Segment results. FDC classifies its businesses into three segments: Retail and Alliance Services, Financial Services and International. All Other and Corporate is not discussed separately as its results that had a significant impact on operating results are discussed in the “Consolidated Results” discussion above.

The results of divested businesses are excluded from segment results. The Company sold a merchant acquiring business in Canada, a debit and credit card issuing and acquiring processing business in Austria and Active Business Services, Ltd, all reported within the International segment, in November 2009 and August 2009. The International performance measures have been adjusted for 2009 to exclude the results of divested businesses.

The business segment measurements provided to and evaluated by the chief operating decision maker are computed in accordance with the principles listed below.

·                          The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

·                          Segment revenue includes equity earnings in affiliates (excluding amortization expense) and intersegment revenue. Retail and Alliance Services segment revenue does not include equity earnings because it is reported using proportionate consolidation as described below.

·                          Segment revenue excludes reimbursable debit network fees, postage and other revenue.

·                          Segment earnings before net interest expense, income taxes, depreciation and amortization (“EBITDA”) includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses and other income (expense). Retail and Alliance Services segment EBITDA does not include equity earnings because it is reported using proportionate consolidation as described below. Additionally, segment EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine segment EBITDA are:

·                           stock based compensation and related expense is excluded;

·                           official check and money order businesses’ EBITDA are excluded;

·                           cost of data center technology and savings initiatives are excluded and represent implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expenses related to the reorganization of global application development resources (applicable to 2010 and 2009), expenses associated with domestic data center consolidation initiatives and planned workforce reduction expenses (applicable to 2010 and 2009), certain platform development and other costs directly associated with the termination of the Chase Paymentech Solutions alliance, and expenses related to the conversion of certain BAMS alliance merchant clients onto the Company’s platforms in 2011, 2010 and 2009 all of which are considered nonrecurring projects (excludes costs accrued in purchase accounting).  Effective October 1, 2011, First Data and Bank of America N.A. (“the Bank”) jointly decided to have First Data operate the Bank’s legacy settlement platform.  Transition costs associated with the revised strategy are also excluded from segment EBITDA.

·                           debt issuance costs are excluded and represent costs associated with issuing debt and modifying the Company’s debt structure;

·                           KKR related items include annual sponsor and other fees for management, consulting, financial and other advisory services.

·                          Retail and Alliance Services segment revenue and EBITDA are reflected based on the Company’s proportionate share of the results of its investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. In addition, Retail and Alliance Services segment measures reflect commission payments to certain ISO’s, which are treated as an expense in the Consolidated Statements of Operations, as contra revenue to be consistent with revenue share arrangements with other ISO’s that are recorded as contra revenue.

·                          Corporate operations include administrative and shared service functions such as the executive group, legal, tax, treasury, internal audit, accounting, human resources, information technology and procurement. Costs incurred by Corporate that are directly attributable to a segment are allocated to the respective segment. Administrative, shared service and certain information technology costs are retained by Corporate.

Retail and Alliance Services segment results.

	Year ended December 31,			Percent Change
(in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenues:
Transaction and processing service fees	$2,974.5	$2,923.9	$2,720.1	2%		7%
Product sales and other	407.5	390.9	342.7	4%		14%
Segment revenue	$3,382.0	$3,314.8	$3,062.8	2%		8%
Segment EBITDA	$1,407.5	$1,322.3	$1,193.5	6%		11%
Segment margin	42%	40%	39%	2	pts	1	pt

Key indicators:
Domestic merchant transactions (a)	35,619.8	33,543.8	27,388.3	6%		22%

(a)             Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the POS. Domestic merchant transactions reflect 100% of alliance transactions and include all of the transactions related to merchants contributed by BofA to the BAMS alliance since the formation of the alliance on June 26, 2009. Domestic merchant transactions include activity for JPMorgan Chase merchants that continue to process on the Company’s platforms. Transactions in prior years have been adjusted to conform to current year presentation.

Transaction and processing service fees revenue.

	Year ended December 31,			Percent Change
(in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Acquiring revenue	$2,204.4	$2,169.7	$2,075.2	2%	5%
Check processing revenue	330.1	370.7	358.3	(11)%	3%
Prepaid revenue	291.1	263.2	214.4	11%	23%
Processing fees and other revenue from alliance partners	148.9	120.3	72.2	24%	67%
Total transaction and processing service fees revenue	$2,974.5	$2,923.9	$2,720.1	2%	7%

Acquiring revenue. Acquiring revenue increased in 2011 compared to 2010 due mostly to lower debit interchange rates as a result of the Dodd-Frank Act described in the “Regulatory Reform” section above which benefited the growth rate for acquiring revenue in 2011 compared to 2010 by approximately $26 million or 1 percentage point. Acquiring revenue also benefited from increases in merchant transactions and dollar volumes, new sales and pricing increases for regional merchants. These increases were partially offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes (discussed below), the affect of shifts in pricing mix, merchant attrition and price compression largely related to national merchants and ISO portfolios. In addition, acquiring revenue was adversely impacted by a card association fee increase which only benefited the third quarter of 2010 and impacted the acquiring revenue growth rate in 2011 compared to 2010 by 1 percentage point.

Transaction growth outpaced revenue growth in 2011 compared to 2010 driven by the factors noted above, particularly merchant mix, pricing mix and price compression. A greater proportion of transaction growth was driven by the Company’s national merchants which contributed to lower revenue per transaction. The average ticket size of signature based transactions was flat in 2011 as compared to 2010. Transactions in 2010 are not comparable to 2009 due to the items noted in (a) above.

Acquiring revenue increased in 2010 compared to 2009 due to increases in merchant transaction and dollar volumes, new sales and the card association fee increase noted above. Partially offsetting these increases were merchant attrition and price compression. The card association fee increase benefited the acquiring revenue growth rate in 2010 versus 2009 by 1 percentage point.

Check processing revenue. Check processing revenue decreased in 2011 versus 2010 due most significantly to lower overall check volumes from check writer and merchant attrition and the impact of merchant mix resulting from a shift in regional to national merchants.

Check processing revenue increased in 2010 versus 2009 due most significantly to new business in 2010, mostly national merchants. Partially offsetting the increase were lower overall check volumes from existing customers and merchant attrition, primarily regional merchants.

Prepaid revenue. Prepaid revenue increased in 2011 compared to 2010 due mostly to higher transaction volumes within the open loop payroll distribution program related to new and existing customers. In addition, sales of gift cards increased in 2011 compared to the prior year related to a large sale to a national retailer associated with an incentive program as well as volume growth from existing clients and new clients. These increases were partially offset by sales of promotional gift cards in 2010 driven by a specific direct marketing campaign. Additionally, 2011 was impacted by a change in merchant mix resulting from increased card shipments to merchants that generate less revenue per card.

Prepaid revenue increased in 2010 compared to 2009 most significantly due to higher transaction volumes within the payroll distribution program as well as an increase in card shipments to existing clients.

Processing fees and other revenue from alliance partners. The increase in processing fees and other revenue from alliance partners in 2011 compared to 2010 resulted from increased fees from the BAMS alliance due to the shift of processing as discussed above in the “Banc of America Merchant Services, LLC” section as well as increased volumes within the Company’s merchant alliances. The impact of the shift in processing benefited the 2011 growth rate by approximately $18 million or 15 percentage points.

The increase in processing fees and other revenue from alliance partners in 2010 compared to 2009 resulted most significantly from the processing fees related to the BAMS alliance as well as increased transactions and rate increases.

Product sales and other revenue. Product sales and other revenue increased in 2011 compared to 2010 primarily due to increases in the leasing business resulting from new clients as well as increased fees from lease renewals. Equipment sales decreased slightly in 2011 compared to 2010 resulting from higher terminal demand in the prior year due to new regulations and a shift in the mix of terminals in 2011 to lower cost, proprietary models.

Product sales and other revenue increased in 2010 versus 2009 mainly resulting from increased volumes due in part to increased demand for terminals as a result of new regulations, increased sales to existing clients and new business.

Segment EBITDA. The impact of the revenue items noted above contributed to the increase in Retail and Alliance Services segment EBITDA in 2011 compared to 2010. The decrease in debit interchange rates positively impacted the segment EBITDA growth rate in 2011 compared to 2010 by approximately $24 million or 2 percentage points. Expense reductions also benefited Retail and Alliance Services segment EBITDA in 2011 compared to the prior year. Also contributing to the increase in segment EBITDA for 2011 compared to 2010 were decreased credit losses due to a lower level of merchant delinquencies which benefited the segment EBITDA growth rate by 1 percentage point. The card association fee noted above negatively impacted the segment EBITDA growth rate in 2011 compared to 2010 by 2 percentage points.

Retail and Alliance Services segment EBITDA in 2010 compared to 2009 was positively impacted by the revenue items noted above in the revenue discussion. The card association fee increase discussed above benefited the segment EBITDA growth rate in 2010 versus 2009 by 2 percentage points. Also contributing to the increase in segment EBITDA in 2010 compared to 2009 were decreased credit losses due to a lower level of merchant delinquencies as well as a decrease in net check warranty expense driven by improvements in collection rates. Partially offsetting the increases were decreases due to higher operational and technology costs, higher incentive compensation accruals and fees paid for processing transactions associated with merchants contributed to BAMS by BofA. Higher incentive compensation impacted the segment EBITDA growth rate in 2010 by 1 percentage point.

Financial Services segment results.

	Year ended December 31,			Percent Change
(in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenues:
Transaction and processing service fees	$1,350.0	$1,362.2	$1,379.8	(1)%		(1)%
Product sales and other	29.5	46.8	63.0	(37)%		(26)%
Segment revenue	$1,379.5	$1,409.0	$1,442.8	(2)%		(2)%
Segment EBITDA	$593.5	$553.0	$645.3	7%		(14)%
Segment margin	43%	39%	45%	4	pts	(6	)pts

Key indicators:
Domestic debit issuer transactions (a)	13,042.6	12,201.2	12,222.5	7%		0%
Domestic active card accounts on file (end of period) (b)
Bankcard	50.5	47.8	48.3	6%		(1)%
Retail	72.6	70.7	72.6	3%		(3)%
Total	123.1	118.5	120.9	4%		(2)%

Domestic card accounts on file (end of period) (c)
Bankcard	137.2	127.3	123.2	8%		3%
Retail	423.0	398.4	385.3	6%		3%
Debit	146.5	129.9	153.3	13%		(15)%
Total	706.7	655.6	661.8	8%		(1)%

(a)                   Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.

(b)                  Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.

(c)                   Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month of the period.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Year ended December 31,			Percent Change
(in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Credit card, retail card and debit processing	$907.2	$924.7	$972.0	(2)%	(5)%
Output services	225.3	219.5	242.5	3%	(9)%
Other revenue	217.5	218.0	165.3	0%	32%
Total	$1,350.0	$1,362.2	$1,379.8	(1)%	(1)%

Credit card, retail card and debit processing revenue. Credit card and retail card processing revenue declined in 2011 versus 2010 with net new account conversions more than offset by price compression, declines in revenue from existing customers and the loss of call center business not driven by active accounts on file. Growth in domestic active card accounts on file benefited primarily from net new account conversions. Credit card and retail processing revenue decreased in 2010 versus 2009 due to the decline in active accounts from existing customers and price compression partially offset by net new business.

Debit processing revenue increased slightly in 2011 compared to 2010 due to debit issuer transaction growth from existing customers substantially offset by net lost business and price compression. Debit processing revenue decreased in 2010 versus 2009 due to lost business, including the deconversion of Washington Mutual Bank, and price compression partially offset by debit transaction growth from existing customers and new business. The Financial Services segment “Credit card, retail card and debit processing” revenue growth rate was negatively impacted by 3 percentage points in 2010 compared to 2009 as a result of the termination of services provided to Washington Mutual Bank.

Debit issuer transaction growth in 2011 compared to 2010 resulted from growth of existing clients due in part to the shift to debit cards from cash and checks, and new business partially offset by lost business. Growth in debit issuer transactions in 2010 compared to 2009 was primarily offset by transactions lost as a result of the Washington Mutual deconversion. Debit issuer transactions excluding the impact of the Washington Mutual Bank deconversion grew in 2010 versus 2009 compared to the prior years due in part to the shift to debit cards from cash and checks.

During 2010, the Company received notification from a large financial institution that it will not renew its debit processing agreement at the end of the contract term. However, the client subsequently extended its processing contract through the deconversion period. Deconversion began in late 2011 and will continue into 2012. The Company has also received notification of termination from various other financial institutions that are less significant individually, which are scheduled to deconvert throughout 2012. Including the large financial institution, these agreements represented approximately 7% of segment revenue for 2011.  At December 31, 2011, the Company had approximately 58 million accounts in the pipeline for conversion, the majority of which are retail accounts that are expected to convert late in the first quarter of 2012 that will partially offset the impact of the deconversions noted above.

Output services revenue. Output services revenue increased in 2011 compared to 2010 due to net new plastic and print business and growth in plastics volumes from existing customers partially offset by lower print volumes from existing customers and price compression.

Output services revenue decreased in 2010 versus 2009 due most significantly to net lost business, decreases in print mail and plastics volumes from existing customers as a result of credit card issuers being more selective in issuing credit and price compression. Most of the lost business related to Washington Mutual Bank which negatively impacted the output services revenue growth rate by 8 percentage points for the year ended December 31, 2010 compared to the same period in 2009.

Other revenue. Other revenue consists mostly of revenue from remittance processing, online banking and bill payment services, information services and voice services.

Other revenue was flat in 2011 compared to 2010 due to a decrease in volumes related to remittance processing and information services mostly offset by an increase in online banking and bill payment services volumes as well as net new business primarily in remittance processing.

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

Product sales and other revenue. Product sales and other revenue decreased in 2011 compared to 2010 due most significantly to higher contract termination fees recognized in 2010 as well as a decline in professional services revenue resulting from projects that were completed in 2010.

Product sales and other revenue decreased in 2010 versus 2009 due most significantly to the recognition of termination fees related to the termination of services with Washington Mutual Bank, the most significant of which were recognized in the second quarter of 2009.

Segment EBITDA. Financial Services segment EBITDA increased in 2011 compared to 2010 due most significantly to decreased technology and operations costs resulting from reduced headcount and operational efficiencies, and a sales tax recovery. In addition, 2011 also benefited compared to 2010 from higher expenses in the prior year due to a billing adjustment recorded in the second quarter of 2010. These increases were partially offset by the adverse impact of the items noted in the revenue discussion above. The decrease in technology and operations costs, the sales tax recovery and the prior year billing adjustment benefited the segment EBITDA growth rate in 2011 versus 2010 by 11, 2 and 1 percentage points, respectively.

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

International segment results.

	Year ended December 31,			Percent Change
(in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenues:
Transaction and processing service fees	$1,337.9	$1,237.5	$1,197.1	8%		3%
Product sales and other	388.8	353.9	344.9	10%		3%
Equity earnings in affiliates	34.6	29.4	30.1	18%		(2)%
Segment revenue	$1,761.3	$1,620.8	$1,572.1	9%		3%
Segment EBITDA	$454.3	$329.8	$398.7	38%		(17)%
Segment margin	26%	20%	25%	6	pts	(5	)pts

Key indicators:
International transactions (a)	7,452.8	6,724.1	5,826.8	11%		15%
International card accounts on file (end of period) (b)	75.0	88.8	80.9	(16)%		10%

(a)                   International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.

(b)                  International card accounts on file include bankcard and retail.

Summary. Segment revenue benefited due to the items discussed below as well as the impact of foreign currency exchange rate movements. Foreign currency exchange rate movements benefited the total segment revenue growth rate in 2011 compared to 2010 and 2010 versus 2009 by 4 and 1 percentage points, respectively.

Transaction and processing service fee revenue. Transaction and processing service fees revenue includes merchant related services and card services revenue. Merchant related services revenue encompasses merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue and fees from switching services. Card services revenue represents monthly managed service fees for issued cards. Merchant related services transaction and processing service fees revenue represented approximately 59%, 57% and 53% and card services revenue represented approximately 41%, 43% and 47% of total transaction and processing service fees revenue for 2011, 2010 and 2009, respectively.

Transaction and processing service fees revenue increased in 2011 compared to 2010 due to growth in the merchant acquiring businesses resulting from growth from existing clients in the merchant acquiring alliances and the direct sales channel in the United Kingdom. The card issuing businesses grew due to new business primarily in the United Kingdom as well as transaction growth in Argentina and pricing in Australia. Partially offsetting these increases were lost business and lower revenue in Greece driven by the economic recession and a strategic decision to exit low-margin businesses. Foreign currency exchange rate movements benefited the transaction and processing service fees growth rates in 2011 versus 2010 by 5 percentage points.

Transaction and processing service fees revenue increased in 2010 compared to 2009 due to growth in the merchant acquiring businesses partially offset by declines in the card issuing businesses. Revenue increased due to growth from existing clients primarily in the card issuing businesses in Argentina as well as the merchant acquiring alliances in the United Kingdom, new card issuing business mostly in the United Kingdom, an acquisition in India and foreign currency exchange rate movements. Partially offsetting these increases were decreases due to lost business and price compression primarily in the card issuing businesses. The lost business most significantly impacted the card issuing businesses in the United Kingdom, Australia and Canada. Foreign currency exchange rate movements benefited the transaction and processing service fee growth rate in 2010 versus 2009 by 1 percentage point. The Company formed a merchant acquiring alliance with ICICI Bank, ICICI Merchant Services, in December 2009 which positively impacted the transaction and processing service fees growth rate in 2010 versus 2009 by 1 percentage point.

Transaction and processing service fees revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was driven mostly by the impact of foreign currency exchange rate movements, the mix of transaction types and price compression. Transaction growth in 2011 versus 2010 was adversely impacted by a deconversion that did not materially impact revenue. International card accounts on file in 2011 decreased primarily due to lost business in China that deconverted in December 2011. The deconversion did not materially impact revenue in 2011 and the impact to future periods will not be material.

Product sales and other revenue. Product sales and other revenue increased in 2011 compared to 2010 due to growth in terminal sales and leasing revenue as a result of new clients and growth from existing clients in Argentina and the United Kingdom as well as new terminal requirements and lease renewals in the United Kingdom.

Product sales and other revenue increased in 2010 versus 2009 due to growth in terminal sales and leasing revenue as a result of new clients and growth from existing clients in Argentina and Canada. Partially offsetting this increase was a decrease in professional services revenue resulting from completion of projects and net lost business.

Segment EBITDA. Segment EBITDA increased in 2011 compared to 2010 due to the impact of the revenue items noted above, decreased operating expenses driven by cost reduction initiatives, a benefit resulting from the write-off of leasing receivables and terminal inventory in 2010 and the impact of foreign currency exchange rate movements. The 2010 write-off of leasing receivables and terminal inventory benefited the segment EBITDA growth rate in 2011 compared to 2010 by 6 percentage points. Segment EBITDA growth also benefited 5 percentage points in 2011 compared to 2010 from the impact of foreign currency exchange rate movements. Partially offsetting the increases described above was a decrease resulting from the correction of cumulative errors in the amortization of initial payments for new contracts related to purchase accounting associated with the KKR merger and the write-off of capitalized commissions related to terminal leases which, together, adversely impacted International segment EBITDA by $14.3 million and the growth rate for 2011 compared to 2010 by 4 percentage points.

Segment EBITDA decreased in 2010 compared to 2009 due to the write-off of leasing receivables in the second and third quarters of 2010, the write-off of terminal inventory in the third quarter of 2010, higher operational and technology costs, price compression and higher incentive compensation. The write-off of leasing receivables incorrectly recognized in prior years and the write-off of terminal inventory negatively impacted the segment EBITDA growth rate in 2010 versus 2009 by 5 percentage points. In addition, segment EBITDA growth benefited 2 percentage points in 2010 compared to 2009 from the impact of foreign currency exchange rate movements.

Capital Resources and Liquidity

FDC’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in the Company’s debt structure as well as the Company’s cash flow activities and the sources and uses of funding during the years ended December 31, 2011, 2010 and 2009. Refer to Note 8 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company’s debt structure.

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

The Amendment Agreement, which became effective on April 13, 2011, among other things:

(i) resulted in the extension of the maturity date of $1.0 billion, after giving effect to the reduction discussed below, of FDC’s revolving credit commitments (the “Revolver Extension”) under the Amended Credit Agreement to the earliest of: (x) June 24, 2015, if on such date the aggregate outstanding principal amount of FDC’s 9.875% senior notes due 2015 and 10.55% senior notes due 2015 exceeds $750.0 million, (y) December 31, 2015, if on such date the aggregate outstanding principal amount of FDC’s 11.25% senior subordinated notes due 2016 exceeds $750.0 million and (z) September 24, 2016;

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

Immediately after the effectiveness of such amendments, FDC effected a permanent reduction of the revolving credit commitments that were subject to the Revolver Extension in an amount equal to $254.1 million.

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

The August 2010 amendment became effective on August 20, 2010 following FDC’s issuance of $510.0 million of 8.875% senior secured notes and using net cash proceeds of $489.7 million therefrom to prepay a like amount of FDC’s secured term loans.

Debt exchange.  On December 17, 2010, FDC completed a private exchange offer ( “Debt Exchange”). The following table presents the results of the debt exchange.

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

The Company has taken a number of steps to extend its debt maturities and intends to extend additional maturity dates as opportunities allow.

In February 2012, FDC announced its intention to seek amendments to its senior secured credit facilities to, among other things, (i) convert all or a portion of the Company’s existing term loans maturing September 2014 under its senior secured term loan facility into new dollar- and euro-denominated extended tranches of term loans, maturing March 2017, (ii) provide for certain increases in the Company’s ability to incur indebtedness pursuant to the incremental facility option under its senior secured credit facilities and (iii) effect certain other changes as provided for in the definitive documentation for the amendments.  The effectiveness of the amendments is subject to certain conditions, including, among other things, the Company issuing senior secured notes in an amount to be determined within 90 days of the date of the initial effectiveness of the amendment agreement.  The net cash proceeds from the issuance of the notes will be used to prepay a portion of eligible 2017 term loans.  As of March 2, 2012, FDC has obtained amendment approvals from lenders holding more than 50.1% of the commitments and loans under the senior secured credit facilities.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At December 31, 2011 and 2010, the Company held $485.7 million and $509.5 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by Integrated Payment Systems Inc. (“IPS”) that are not available to fund operations outside of the IPS business.  In addition, cash and cash equivalents also includes amounts held by the BAMS alliance, which is consolidated by the Company, that are not available to fund operations outside of the alliance. At December 31, 2011 and 2010, the cash and cash equivalents held by IPS and the BAMS alliance totaled $75.2 million and $127.0 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at December 31, 2011 and 2010 totaling $216.0 million and $200.6 million, respectively. As of December 31, 2011, there was approximately $60 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. FDC plans to fund any cash needs in 2012 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

Cash flows from operating activities.

	Year ended December 31,
Source/(use) (in millions)	2011	2010	2009
Net loss	$(336.1)	$(846.9)	$(1,014.6)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,344.2	1,526.0	1,553.8
Charges related to other operating expenses and other income (expense)	(77.7)	97.4	350.5
Other non-cash and non-operating items, net	27.7	265.6	306.2
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	256.7	224.7	288.8
Other assets, current and long-term	239.3	298.3	215.6
Accounts payable and other liabilities, current and long-term	(1.2)	(386.1)	(42.8)
Income tax accounts	(337.3)	(424.3)	(657.9)
Net cash provided by operating activities	$1,115.6	$754.7	$999.6

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and also reflect the timing of the Company’s working capital requirements.

FDC’s operating cash flow is significantly impacted by its level of debt. Approximately $1,458.2 million, $1,494.9 million and $1,412.2 million in cash interest, including interest on lines of credit and capital leases, was paid during 2011, 2010 and 2009, respectively. Excluding interest on lines of credit and capital leases, cash interest payments on long-term debt obligations in 2012 are expected to increase to approximately $1,735 million, due primarily to the debt exchange discussed above resulting in seven months of interest payments in 2011 compared to twelve months of interest payments in 2012 for the notes issued in the exchange. The timing of quarterly interest payments in 2012 will be impacted by when payment dates occur, shifting payments normally included in the first and third quarters to the second and fourth quarters. The Company estimates that its 2012 quarterly cash interest payments, excluding interest on lines of credit and capital leases, will be as follows:

Three months ended	Estimated cash interest payments on Long-term Debt (a) (Unaudited)
March 31, 2012	$495
June 30, 2012	395
September 30, 2012	500
December 31, 2012	345
$1,735

(a)                   The Company has an option to pay certain portions of its interest obligations “in kind” as an increase in principal rather than in cash.  These amounts represent the amount of cash projected to be paid if the Company opts to pay its entire interest obligation for 2012 in cash.

Using December 31, 2011 balances for variable rate debt and applicable interest rate swaps, a 10 percent increase in the applicable LIBOR index on an annualized basis would increase interest expense by approximately $4.6 million.

During 2011, sources of cash resulted from payments received from customers, distributions of earnings received from alliances and the prefunding of certain settlement arrangements resulting from timing differences as well as changes in how the Company funds the arrangements including utilizing settlement assets to prefund some amounts. Such sources were offset by uses of cash associated with payments for various liabilities including the semi-annual payments of interest on FDC’s long-term debt discussed above and incentive compensation earned in 2010.

The Company’s operating cash flows are impacted by fluctuations in working capital. Cash flows from operating activities increased in 2011 compared to 2010 due to the flow through of operating activity which included higher revenues and lower expenses.  Additionally, the increase was partially due to sources of cash related to lower prefunding of settlement arrangements.

During 2010, sources of cash related to the utilization of settlement assets to prefund certain settlement arrangements, payments received from customers and distributions of earnings received from alliances.  Such sources were offset by uses associated with the timing of prefunding certain settlement arrangements and timing of payments for various liabilities including tax payments, severance payments and incentive compensation earned in 2009.

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

FDC anticipates funding operations throughout 2012 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash flows from investing activities.

	Year ended December 31,
Source/(use) (in millions)	2011	2010	2009
Current year acquisitions, net of cash acquired	$(19.2)	$(1.8)	$(84.8)
Contributions to equity method investments	(161.5)	(1.4)	(29.7)
Payments related to other businesses previously acquired	3.2	(1.4)	(14.7)
Proceeds from dispositions, net of expenses paid and cash disposed	1.7	21.2	88.1
Proceeds from sale of property and equipment	17.1	5.5	7.6
Additions to property and equipment	(202.9)	(210.1)	(199.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(201.9)	(159.6)	(180.0)
Other investing activities	4.9	18.4	(16.8)
Net cash used in investing activities	$(558.6)	$(329.2)	$(429.4)

Acquisitions and dispositions.  The Company may finance acquisitions through a combination of internally generated funds, short-term borrowings and equity of its parent company. The Company may also consider using long-term borrowings subject to restrictions in its debt agreements. All acquisitions during the periods presented were funded from cash flows from operating activities or from the reinvestment of cash proceeds from the sale of other assets other than the 2009 acquisition of the Company’s proportionate share of the BAMS alliance discussed in “significant non-cash transactions” below. Purchases of noncontrolling interests are classified as financing activities as noted below. Although the Company considers potential acquisitions from time to time, the Company’s plan for 2012 does not include funding of material acquisitions.

In the fourth quarter of 2011, the Company funded $160 million to one of its merchant alliance partners for referrals from bank branches contributed to the alliance as called for by the agreement that extended the term of the alliance in 2008.  In 2009, the Company contributed $28.0 million to the PNC alliance.

For 2009, payments related to other businesses previously acquired related mostly to contingent consideration associated with a merchant alliance for which there have been no additional payments. The Company does not anticipate significant payments associated with other businesses.

During 2010, proceeds from dispositions related most significantly to the receipt of a contingent payment associated with the Company’s sale of a merchant acquiring business in Canada in the fourth quarter of 2009. The source of cash in proceeds from dispositions in 2009 resulted from the Company selling the merchant acquiring business mentioned above and selling its debit and credit card issuing and acquiring processing business in Austria.

The Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives. For a more detailed discussion on acquisitions and dispositions in 2011, 2010 and 2009 refer to Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Capital expenditures.  Capital expenditures are estimated to be approximately $425 to $475 million in 2012 and are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility.

Other investing activities. The source of cash in 2010 related to a decrease in regulatory,  restricted and escrow cash balances. The use of cash in 2009 related primarily to a $21.0 million increase in regulatory and restricted cash balances.

Cash flows from financing activities.

	Year ended December 31,
Source/(use) (in millions)	2011	2010	2009
Short-term borrowings, net	$(107.3)	$75.1	$(206.1)
Debt modification and related financing costs	(39.7)	(61.2)	—
Principal payments on long-term debt	(104.5)	(220.4)	(243.1)
Proceeds from sale-leaseback transactions	14.2	—	21.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(327.3)	(216.1)	(10.0)
Contributions from noncontrolling interests	0.8	—	193.0
Purchase of noncontrolling interest	—	(213.3)	—
Redemption of Parent’s redeemable common stock	(0.5)	(2.5)	—
Cash dividends	(0.2)	(14.9)	—
Net cash used in financing activities	$(564.5)	$(653.3)	$(244.4)

Short-term borrowings, net. The cash activity related to short-term borrowings in 2011 resulted primarily from net paydowns on FDC’s credit lines used principally to prefund settlement activity. In 2010, the cash activity related to short-term borrowings resulted primarily from net borrowings on FDC’s senior secured revolving credit facility.  The use of cash related to short-term borrowings in 2009 resulted from a net $18.0 million payment on the senior secured revolving credit facility as well as the timing of draws and payments on credit lines associated with settlement activity.

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

As of December 31, 2011, FDC’s $2.0 billion senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit after being reduced by the $254.1 million permanent reduction discussed in “Debt modifications and amendments” above and the $230.6 million terminated commitment discussed below. FDC had no amount outstanding against this facility as of December 31, 2011 and 2010, other than the letters of credit discussed below. Therefore, as of December 31, 2011, $1,470.3 million remained available under this facility. Excluding the letters of credit, the maximum amount outstanding against this facility during 2011 was approximately $130 million while the average amount outstanding during 2011 was approximately $4 million.

There are multiple institutions that have commitments under this facility with none representing more than approximately 18% of the remaining capacity.  An affiliate of Lehman Brothers Holdings Inc. provided a $230.6 million commitment until it was terminated in June 2011.

Debt modification and related financing costs. During the year ended December 31, 2011, FDC paid $18.6 million and $21.1 million in fees related to the December 2010 debt exchange and April 2011 debt modification and amendments, respectively.

The issuance of the 8.875% senior secured notes in August 2010 was accounted for as a modification resulting in only the net effect of the issuance being reflected as a use of cash. The Company paid a net amount of $24.1 million in fees related to the modification. The Company also paid a net amount of $37.1 million for costs incurred during the fourth quarter of 2010 related to the debt exchange described above which was accounted for as a modification.

Principal payments on long-term debt. In conjunction with the debt modifications and amendments discussed above, proceeds from the issuance of new notes were used to prepay portions of the principal balances of FDC’s senior secured term loans which satisfied the future quarterly principal payments until March 2018. Prior to the modifications, during 2010 and 2009, the Company made principal payments of $96.2 million and $129.0 million related to its senior secured term loan facility, respectively. During 2011, 2010 and 2009, the Company paid notes that came due totaling $32.6 million, $13.1 million and $10.7 million, respectively. In addition, the Company paid $34.1 million in debt restructuring fees in each of 2010 and 2009.

Payments for capital leases totaled $71.9 million, $76.9 million and $68.2 million for 2011, 2010 and 2009, respectively.

As of March 5, 2012, FDC’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (negative outlook). The Company’s current level of debt may impair its ability to get additional funding beyond its revolving credit facility if needed.

Proceeds from sale-leaseback transactions. The Company may, from time to time, enter into sale-leaseback transactions as a means of financing previously or recently acquired fixed assets, primarily equipment.

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests. Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests primarily represent distributions of earnings. The increases in 2011 from 2010 and in 2010 from 2009 were primarily the result of distributions associated with the BAMS alliance including an incremental distribution in 2011 of approximately $64 million related to both working capital initiatives and an extra quarterly distribution due to a change in the timing of such distributions.

Contributions from noncontrolling interest. Activity in 2009 represents the cash contributed by a third-party investor in the BAMS alliance.

Purchase of noncontrolling interest. The use of cash in 2010 relates to the redemption amount paid to the third-party investor to redeem its interest in the BAMS alliance.

Cash dividends. The Company paid cash dividends to First Data Holdings Inc. in 2011 and 2010.

Letters, lines of credit and other.

	Total Available (a)		Total Outstanding
	As of December 31,		As of December 31,
(in millions)	2011	2010	2011	2010
Letters of credit (b)	$500.0	$500.0	$45.0	$51.9
Lines of credit and other (c)	341.2	428.3	76.4	180.3

(a)                   Total available without giving effect to amounts outstanding.

(b)                  Up to $500 million of the Company’s senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding during 2011 was approximately $52 million.  All letters of credit expire prior to December 10, 2012 with a one-year renewal option. FDC expects to renew most of the letters of credit prior to expiration.

(c)                   As of December 31, 2011, represents $267.2 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. FDC cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, FDC had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, FDC will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant non-cash transactions. During 2011, 2010 and 2009, the principal amount of FDC’s senior notes due 2015 increased by $73.1 million, $362.5 million and $333.0 million, respectively, resulting from the “payment” of accrued interest expense. The decrease in the amount of interest expense accrued during 2011 is due to the December 2010 exchange of notes discussed below.  Beginning October 1, 2011, the interest on FDC’s senior notes due 2015 is required to be paid in cash and the first such payment will be paid in April 2012.

During 2011, 2010 and 2009, the Company entered into capital leases totaling approximately $137 million, $65 million and $105 million, respectively.

The following summary details the Company’s exchange offerings during 2009, 2010 and 2011.

·                   March 2009 — Exchanged the remaining balance of the Company’s 9.875% senior unsecured cash-pay term loan bridge loans due 2015 that was not previously exchanged for senior notes having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly.

·                   September 2009 - Exchanged aggregate principal amounts of $3.2 billion of its 10.55% senior PIK notes, $2.5 billion of its 11.25% senior subordinated notes and $1.6 billion of its 9.875% senior notes (which constituted all such notes outstanding at that date) for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. Substantially all of the notes were exchanged effective September 9, 2009.

·                  December 2010 - Exchanged $3.0 billion of its 9.875% senior notes due 2015 and $3.0 billion of its 10.550% senior PIK notes due 2015 for $2.0 billion of 8.25% senior second lien notes due 2021, $1.0 billion of 8.75%/10.00% PIK toggle senior second lien notes due 2022 and $3.0 billion of 12.625% senior notes due 2021.

·                  December 2011 — Exchanged substantially all of its aggregate principal amounts of $3 billion of its 12.625% senior notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable.

There were no expenditures, other than professional fees, or receipts of cash associated with the registration statements or exchange offers described above.

In November 2011, the Company contributed the assets of its transportation business to the alliance in exchange for a 30% interest in the alliance. Refer to Note 18 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

On June 26, 2009, the Company entered into the BAMS alliance. The Company’s and BofA’s direct contributions to the alliance consisted of non-cash assets and liabilities.

Guarantees and covenants. All obligations under the senior secured revolving credit facility and senior secured term loan facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, material domestic subsidiaries of the Company other than IPS. The senior secured facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness; create liens; enter into sale-leaseback transactions; engage in mergers or consolidations; sell or transfer assets; pay dividends and distributions or repurchase the Company’s or its parent company’s capital stock; make investments, loans or advances; prepay certain indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing certain indebtedness; and change its lines of business. The senior secured facilities also require the Company to not exceed a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control. The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by the Company.

All obligations under the senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior notes and senior subordinated notes are similarly guaranteed in accordance with their terms by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured obligations noted above. The Company is in compliance with all applicable covenants as of December 31, 2011 and anticipates it will remain in compliance in future periods.

Although all of the above described indebtedness contain restrictions on the Company’s ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, including the ability to incur indebtedness in connection with the Company’s settlement operations. The Company believes that the indebtedness that can be incurred under these exceptions as well as additional credit under the existing senior secured revolving credit facility are sufficient to satisfy the Company’s intermediate and long-term needs.

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

The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior PIK notes and senior subordinated notes. As of December 31, 2011, the Company is in compliance with this covenant with Consolidated Senior Secured Debt of $12,084.0 million, Consolidated EBITDA of $2,794.1 million and a Ratio of 4.32 to 1.00.

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

The calculation of Consolidated EBITDA under FDC’s senior secured term loan facility is as follows:

(in millions)	Last twelve months ended December 31, 2011
Net loss attributable to First Data Corporation	$(516.1)
Interest expense, net (1)	1,825.2
Income tax benefit	(270.1)
Depreciation and amortization (2)	1,344.2

EBITDA (15)	2,383.2
Stock based compensation (3)	16.9
Restructuring, net (4)	46.4
Divestitures, net (5)	(57.4)
Derivative financial instruments (gains) and losses (6)	(58.2)
Official check and money order EBITDA (7)	0.5
Cost of alliance conversions and other technology initiatives (8)	41.3
KKR related items (9)	37.4
Debt issuance costs (10)	3.2
Projected near-term cost savings and revenue enhancements (11)	177.0
Net income attributable to noncontrolling interests (12)	180.0
Equity entities taxes, depreciation and amortization (13)	15.9
Other (14)	7.9

Consolidated EBITDA (15)	$2,794.1

(1)	Includes interest expense and interest income.
(2)

Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $42.5 million and amortization related to equity method investments, which is netted within the “Equity earnings in affiliates” line of $56.7 million.

(3)	Stock based compensation recognized as expense.
(4)	Restructuring charges in connection with management’s alignment of the business with strategic objectives.
(5)	Due mostly to a gain recognized upon disposition of a controlling interest in a business in connection with the formation of an alliance.
(6)	Represents fair market value adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges.
(7)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to FDC’s wind down of these businesses.
(8)

Represents costs directly associated with the termination of the Chase Paymentech alliance and expenses related to the conversion of certain Banc of America Merchant Services alliance merchant clients onto FDC platforms, all of which are considered business optimization projects, and other technology initiatives. Effective October 1, 2011, FDC and BofA jointly decided to have FDC operate the Bank’s legacy settlement platform. Costs associated with the revised strategy are also included in this line item.

(9)	Represents KKR annual sponsorship fees for management, consulting, financial and other advisory services.
(10)	Debt issuance costs represent non-capitalized costs associated with issuing debt and modifying FDC’s debt structure.
(11)

Reflects cost savings and revenue enhancements projected to be achieved within twelve months on an annualized basis. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives described in Note 8, the BAMS alliance, operations and technology initiatives, headcount reductions and other addressable spend reductions.

(12)	Net income attributable to noncontrolling interests in restricted subsidiaries.
(13)	Represents FDC’s proportional share of income taxes, depreciation, and amortization on equity method investments.
(14)	Includes items such as non operating foreign currency gains and losses, litigation and regulatory settlements, impairments and other as applicable to the period presented.
(15)

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

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain non-cash items, non-recurring items that FDC does not expect to continue at the same level in the future and certain items management believes will impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis (see Note 8 above). Consolidated EBITDA is further adjusted to add net income attributable to noncontrolling interests of certain non-wholly-owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing FDC’s senior unsecured debt and/or senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing FDC’s senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-balance sheet arrangements

During 2011, 2010 and 2009, the Company did not engage in any off-balance sheet financing activities other than those included in the “Contractual obligations” discussion below and those reflected in Note 11 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Contractual obligations

The Company’s contractual obligations as of December 31, 2011 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (a)	$33,283.2	$1,801.3	$9,661.9	$6,507.3	$15,312.7
Capital lease obligations (b)	176.4	65.8	89.5	20.1	1.0
Operating leases	267.0	57.6	76.3	46.6	86.5
Pension plan contributions (c)	32.2	32.2
Purchase obligations (d):
Technology and telecommunications (e)	869.7	625.9	137.6	50.0	56.2
All other (f)	505.1	246.1	63.7	73.5	121.8
Other long-term liabilities	12.3	9.7	1.8	0.7	0.1

	$35,145.9	$2,838.6	$10,030.8	$6,698.2	$15,578.3

(a)

Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Includes $991.9 million of PIK toggle notes for which it is assumed the Company will pay interest in cash. Also includes $11,916.1 million of variable rate debt and the impact of interest rates swaps. Borrowings and interest rate swaps are discussed in Note 8 and Note 6, respectively, to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K. Interest payments for the variable rate debt and the associated interest rate swaps were calculated using interest rates as of December 31, 2011.

(b)	Represents future payments on existing capital leases, including interest expense, through scheduled expiration dates.
(c)	The amount of pension plan contributions depends upon various factors that cannot be accurately estimated beyond a one-year time frame.
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

(e)

Technology and telecommunications represents obligations related to hardware purchases, including purchases of ATMs and terminals, as well as software licenses, hardware and software maintenance and support, technical consulting services and telecommunications services.

(f)	Other includes obligations related to materials, data, non-technical contract services, facility security, investor management fees, maintenance and marketing promotions.

As of December 31, 2011, the Company had approximately $399 million of tax contingencies comprised of approximately $373 million reported in long-term income taxes payable in the “Other long-term liabilities” line of the Consolidated Balance Sheets, including approximately $18 million of income tax liabilities for which Western Union is required to indemnify the Company, and approximately $26 million recorded as an increase of the Company’s deferred tax liability. Timing of tax payments is dependent upon various factors which cannot be reasonably estimated at this time.

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

During the years ended December 31, 2011, 2010 and 2009, time options and performance options were granted under the stock plan. The time options and performance options have a contractual term of 10 years. Time options vest equally over a three to five year period from the date of issuance and performance options vest based upon the Company achieving certain EBITDA targets. The options also have certain accelerated vesting provisions upon a change in control, a qualified public offering, or certain termination events. During 2010, the Company modified the terms of its plan and due to the nature of call rights and vesting conditions associated with the options and awards, the Company will recognize expense associated with the modifications and future grants only upon the occurrence of certain events. Refer to Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for details regarding the Company’s stock-based compensation plan.

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

	As of December 31,
(in millions)	2011	2010
Cash and cash equivalents collateral	$487.4	$481.9
Collateral in the form of letters of credit	112.5	108.4

Total collateral	$599.9	$590.3

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

	Year ended December 31,
	2011	2010	2009
FDC and consolidated and unconsolidated alliances credit losses (in millions)	$63.6	$78.2	$92.0
FDC and consolidated alliances credit losses (in millions)	54.3	71.3	89.7
Total dollar volume acquired (in billions)	1,614.9	1,520.4	1,271.3

The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ respective financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. The following table presents the aggregate merchant credit loss reserves:

	As of December 31,
(in millions)	2011	2010
FDC and consolidated and unconsolidated alliances merchant credit loss reserves	$35.5	$43.2
FDC and consolidated alliances merchant credit loss reserves	31.6	39.9

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

The majority of the TeleCheck Services, Inc. (“TeleCheck”) business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. The following table presents the accrued warranty and recovery balances:

	As of December 31,
(in millions)	2011	2010
Accrued warranty balances	$11.4	$13.4
Accrued recovery balances	26.8	29.8

Accrued warranties are included in “Other current liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets.

The Company establishes an incremental liability (and deferred revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are settled within 30 days. The incremental liability was approximately $1.1 million and $0.9 million as of December 31, 2011 and 2010, respectively. The following table details the check guarantees of TeleCheck.

	Year ended December 31,
	2011	2010	2009
Aggregate face value of guaranteed checks (in billions)	$45.6	$47.6	$42.7
Aggregate amount of checks presented for warranty (in millions)	351.8	405.3	366.2
Warranty losses net of recoveries (in millions)	85.1	110.8	115.8

The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.3 billion as of December 31, 2011 which represented an estimate of the total uncleared checks at that time.

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

Fair value is defined by accounting guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s approach to estimating the fair value of its financial instruments varies depending upon the nature of the instrument.  In estimating fair values for investment securities and derivative financial instruments, the Company believes that third-party market prices are the best evidence of exit price and where available, bases its estimates on such prices. If such prices are unavailable for the instruments held by the Company, fair values are estimated using market prices of similar instruments, third-party broker quotes or a probability weighted discounted cash flow analysis. Where observable market data is unavailable or impracticable to obtain, the valuation involves substantial judgment by the Company. All key assumptions and valuations are the responsibility of management.  Refer to Note 7 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company’s Fair Value Measurements.

Investment securities. The Company held $310.9 million and $429.3 million of investment securities as of December 31, 2011 and 2010, respectively. Approximately $170.5 million and $341.1 million of the Company’s investment securities were SLARS as of December 31, 2011 and 2010, respectively.

Due to the lack of observable market activity for the SLARS held by the Company, the valuation of the SLARS is highly judgmental. The Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating probabilities of certain outcomes for the securities held by the Company and assessing the risk factors inherent in each. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. Substantially all SLARS held by the Company have collateral backed by the Federal Family Education Loan Program (“FFELP”). The probabilities of auction failure, a successful auction or repurchase at par, or default by the issuer for each future period were forecasted. Default recovery rates were forecasted. The Company assumed that the issuers will continue to pay maximum interest rates on the securities until the event of either a successful auction or repurchase by the issuer, at par. To determine the fair value of each security, the weighted average cash flows for each period were discounted back to present value at the determined discount rate for each security. The discount rates used in the valuation were a combination of the liquidity risk premium assigned to the security (which ranged from 3.5% to 5%) plus the treasury strip yield (zero coupon treasury bond) for the individual period for which a cash flow was being discounted.  The liquidity risk premiums on the SLARS have increased by 50 to 100 basis points from December 31, 2010 due to increasing spreads on asset backed securities.  A 50 basis point change in liquidity risk premium, as well as slight changes in other factors, would impact the value of the SLARS by approximately $3 million.

As of December 31, 2011, the Company also held investments in short-term debt securities.  Many of these securities are considered cash equivalents. Prices for these securities are not quoted on active exchanges but are priced through an independent third-party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. Other investments are valued based upon either quoted prices from active exchanges or available third-party broker quotes.

Changes in fair value of investment securities are recorded through the “Other comprehensive income” (“OCI”) component of equity with the exception of investment partnerships which are recorded through “Investment income” in the Consolidated Statements of Operations. Regardless of investment type, declines in the fair value of the investments are reviewed to determine whether they are other than temporary in nature. Absent any other indications of a decline in value being temporary in nature, the Company’s policy is to treat a decline in an equity investment’s quoted market price that has lasted for more than six months as an other-than-temporary decline in value. For equity securities, declines in value that are judged to be other than temporary in nature are recognized in the Consolidated Statements of Operations. For debt securities, when the Company intends to sell an impaired debt security or it is more likely than not it will be required to sell prior to recovery of its amortized cost basis, an other-than-temporary-impairment (“OTTI”) has occurred. The impairment is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value. When the Company does not intend to sell an impaired debt security and it is not more likely than not it will be required to sell prior to recovery of its amortized cost basis, the Company assesses whether it will recover its amortized cost basis. If the entire amortized cost will not be recovered, a credit loss exists resulting in the credit loss portion of the OTTI being recognized in earnings and the amount related to all other factors recognized in OCI.  Refer to Note 7 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company’s Fair Value Measurements.

Derivative financial instruments. The Company uses derivative financial instruments to enhance its ability to manage its exposure to certain financial and market risks, primarily those related to changes in interest rates and foreign currency exchange rates. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. Cross-currency swaps for various foreign currencies are entered into to manage foreign currency exchange risk associated with the Company’s initial investments in certain foreign subsidiaries or certain intercompany loans to foreign subsidiaries. Forward contracts on various foreign currencies are entered into to manage foreign currency exchange risk associated with the Company’s forecasted foreign currency denominated sales or purchases. The Company’s policy is to minimize its cash flow and net investment exposures related to adverse changes in interest rates and foreign currency exchange rates. The Company’s objective is to engage in risk management strategies that provide adequate downside protection.

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

The Company designated interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable rate borrowings and certain of the cross-currency swaps as foreign currency hedges of its net investment in a foreign subsidiary. During 2011, 2010 and 2009, certain of the Company’s interest rate swaps ceased to be highly effective and the Company discontinued hedge accounting for the affected derivatives. Additionally, certain other interest rate swaps, cross-currency swaps and forward contracts on various foreign currencies did not qualify or were not designated as accounting hedges and did not receive hedge accounting treatment.

As required, derivative financial instruments are recognized in the Company’s Consolidated Balance Sheets at their fair value. The Company’s derivatives are not exchange listed and therefore the estimated fair value of derivative financial instruments is modeled in Bloomberg using the Bloomberg reported market data and the actual terms of the derivative contracts. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observable inputs including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties along with the Company’s creditworthiness in order to appropriately reflect non-performance risk. The Company’s counterparties also provide it with the indicative fair values of its derivative instruments which it compares to the results obtained using Bloomberg software. Considering Bloomberg software is a widely accepted financial modeling tool and there is limited visibility to the preparation of the third-party quotes, the Company chooses to rely on the Bloomberg software in estimating the fair value of its derivative financial instruments. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized as of December 31, 2011 or that will be realized in the future. All key assumptions and valuations are the responsibility of management.

With respect to derivative financial instruments that are afforded hedge accounting, the effective portion of changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The effective portion of changes in the fair value of a net investment hedge is recorded as part of the cumulative translation adjustment in OCI. Any ineffectiveness associated with the aforementioned derivative financial instruments as well as the periodic change in the mark-to-market of the derivative financial instruments not designated as accounting hedges are recorded immediately in “Other income (expense)” in the Consolidated Statements of Operations.  Refer to Note 6 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company’s derivatives.

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

The following table discloses aggregate net book values for conversion costs, contract costs, software (both developed and acquired), and customer relationships:

	As of December 31,
(in millions)	2011	2010
Conversion costs	$82.0	$66.5
Contract costs	101.6	107.0
Software	469.4	493.2
Customer relationships	4,425.4	5,223.7

The Company tests contract and conversion costs greater than $1 million for recoverability on an annual basis by comparing the remaining expected undiscounted cash flows under the contract to the net book value. Any assets that are determined to be unrecoverable are written down to fair value. This analysis requires significant assumptions regarding the future profitability of the customer contract during its remaining term. Additionally, contracts, conversion costs and all other long lived assets (including customer relationships) are tested for impairment upon an indicator of potential impairment. Such indicators include, but are not limited to: a current period operating or cash flow loss associated with the use of an asset or asset group, combined with a history of such losses and/or a forecast anticipating continued losses; a significant adverse change in the business, legal climate, market price of an asset or manner in which an asset is being used; an accumulation of costs for a project significantly in excess of the amount originally expected; or an expectation that an asset will be sold or otherwise disposed of at a loss.

In 2011, the Company recorded immaterial asset impairment charges.  In 2010, the Company recorded impairment charges totaling $11.5 million related to software, the write-off of assets the Company determined have no future use or value, and other intangibles. In 2009, the Company recorded impairment charges totaling $168 million related to customer contracts, software, real property, other intangibles, and trade name impairment charges. The Company followed a discounted cash flow approach in estimating the fair value of the reporting units, intangible assets or other affected asset groups discussed above. Discount rates were determined on a market participant basis. In certain situations, the Company relied in part on a third-party valuation firm in determining the appropriate discount rates. The Company obtained an appraisal from a third-party brokerage firm to assist in estimating the value of real property in 2009. All key assumptions and valuations were determined by and are the responsibility of management. A relatively small change in these inputs would have had an immaterial impact on the impairments.

Goodwill. The Company’s goodwill balance was $17.2 billion and $17.3 billion as of December 31, 2011 and 2010, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired, including identifiable intangible assets, and has been allocated to reporting units. The Company’s reporting units are businesses at the operating segment level or one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management.

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. In 2011, the Company adopted new accounting guidance that provides the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that the fair value is more likely than not greater than the carrying amount then the two-step impairment test is unnecessary.  After performing a qualitative assessment, the Company proceeded to step one of its 2011 impairment test.  In step one of the impairment test, the Company estimates the fair value of each reporting unit using a discounted cash flow analysis. The Company believes that this methodology provides the Company with a reasonable estimate of each reporting unit’s fair value. The estimate of fair value requires various assumptions about a reporting unit’s future financial results and cost of capital. The Company determines the cost of capital for each reporting unit giving consideration to a number of factors including the discount rate used by the third-party valuation firm in their calculations of the fair value of Holding’s common stock. All key assumptions and valuations are determined by and are the responsibility of management. If it is determined that the fair value of the reporting unit is less than its carrying value, the Company proceeds to step two of the impairment test which requires the Company to estimate the fair value of all of the reporting unit’s assets and liabilities and calculate an implied fair value of goodwill, which is the difference between the reporting unit’s fair value and the fair value of all its other assets and liabilities. If the implied fair value of goodwill is less than its carrying value, the shortfall is recognized as an impairment. The methodology for estimating fair value in step two varies by asset; however, the most significant assets are intangible assets. The Company estimates the fair value of the intangible assets using the excess earnings method, royalty savings method, or cost savings method, all of which are a form of a discounted cash flow analysis. An impairment charge of a reporting unit’s goodwill could have a material adverse effect on the Company’s financial results. Changes in the underlying business and economic conditions could affect these estimates used in the analysis discussed above, which in turn could affect the fair value of the reporting unit. Thus, it is possible for reporting units that record impairments to record additional impairments in the future.

The Company did not record any goodwill impairment charges in 2011 or 2010. As of October 1, 2011, the most recent impairment analysis date, the fair value of each reporting unit substantially exceeded its carrying value with two exceptions. The fair value of the International reporting unit exceeded its carrying value by 10%. The fair value of the Canada reporting unit exceeded its carrying value by 3%.  Together, these two reporting units represent the entire International segment.  As of October 1, 2011, the International and Canada reporting units had goodwill balances of $2,140.6 million and $142.0 million, respectively. As of December 31, 2011, these balances had not materially changed.

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

Certain members of the Company’s Board of Directors are affiliated with KKR. In addition, First Data has a management agreement with affiliates of KKR pursuant to which such entities or their affiliates provide management services to the Company. Pursuant to such agreement, the Company pays an aggregate annual base management fee and reimburses out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. The agreement provides that the Company will pay fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the management agreement, in the event of an initial public offering or under certain other circumstances. The agreement also includes customary exculpation and indemnification provisions in favor of KKR and its affiliates. The Company also paid fees to an affiliate of KKR for services in extending maturities under its senior secured lending facility and issuing new secured notes.

Refer to Note 10 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding transactions with related parties.

New Accounting Guidance

In May 2011, the Financial Accounting Standards Board revised its guidance on fair value measurements. The amendment clarifies certain aspects of the Board’s intent for the application of existing fair value measurement requirements and additionally changes certain requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company during the first quarter of 2012. Adoption of the revised guidance is not anticipated to have a material impact on the Company’s financial position or results of operations but management is currently assessing the impact on its fair value measurement disclosures.

In September 2011, the Financial Accounting Standards Board issued guidance related to testing goodwill for impairment. Under the amended guidance, an entity has the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that the fair value is more likely than not greater than the carrying amount then the two-step impairment test is unnecessary. The Company adopted the amendments for its 2011 annual impairment test.  After performing a qualitative assessment, the Company proceeded to step one of its impairment test.

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The Company’s assets include both fixed and floating rate interest-bearing securities. These investments arise primarily from settlement funds held by the Company associated with the official check business and merchant acquiring business. The Company invests these funds pending settlement. The Company has classified these investments as available-for-sale. Accordingly, they are carried on the Company’s Consolidated Balance Sheets at fair market value. A portion of the Company’s Integrated Payment Systems (“IPS”) business involved the payment of commissions to selling agents of its official check products and such commissions were generally computed based on short-term variable rates. The continued wind-down of this business resulted in a decrease in its investment portfolio balance as well as a decrease in commissions during the year ended December 31, 2011.

The Company’s interest rate-sensitive liabilities are its debt instruments. The Company’s senior secured term loan facility is subject to variable interest rates. The Company has interest rate swaps on $5.0 billion of the variable rate debt that convert it to fixed rates. Certain of the swaps will expire in September 2012. The Company entered into $5.0 billion notional forward-starting interest rate swaps during 2011 and 2012 that will become effective upon expiration of the existing instruments and are intended to mitigate exposure to fluctuations in interest rates and will expire in September 2016. In addition, during 2011, the Company entered into a fixed to floating interest rate swap with a notional value of $750 million expiring in June 2019, related to its $750 million 7.375% fixed rate notes.  Therefore, as of December 31, 2011, the Company had approximately $7.0 billion of variable rate debt that is not subject to a fixed rate swap and includes the fixed to floating interest rate swap noted above.

Using the December 31, 2011 balances, a 10% proportionate increase in short-term interest rates on an annualized basis compared to the interest rates as of December 31, 2011, which for the three month LIBOR was 0.5810%, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of $3.4 million. The $3.4 million decrease to pretax income (due to a 10% increase in variable rates as of December 31, 2011) is a combination of the following: a) $4.6 million increase in interest expense related to the Company’s balance of variable interest rate debt, net of interest rate swaps, and b) $1.2 million increase in interest income associated with operating cash balances, settlement related cash balances, and investment positions. Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax income. Actual interest rates could change significantly more than 10%. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

The Company is exposed to changes in currency rates as a result of its investments in foreign operations, revenues generated in currencies other than the U.S. dollar and foreign currency denominated loans. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates.

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which the Company’s revenues and profits are denominated would result in an increase to pretax income of approximately $11 million. The increase results from an $88 million increase related to foreign exchange on intercompany loans and a $17 million increase related to foreign exchange on foreign currency earnings. This increase is partially offset by an $84 million decrease related to a euro denominated term loan held by the Company as well as a $10 million decrease related to three euro denominated cross-currency swaps held by the Company, assuming consistent operating results as the twelve months preceding December 31, 2011. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, equity and comprehensive income (loss) for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted authoritative guidance relating to when and how to assess other-than-temporary impairments of securities, effective April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Data Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 5, 2012

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in millions)	2011	2010	2009
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$3,692.8	$3,521.3	$3,047.0
Check services	338.2	378.8	364.1
Card services	1,750.6	1,735.8	1,841.6
Other services	548.4	545.6	536.2
Product sales and other (a)	852.1	809.3	796.7
Reimbursable debit network fees, postage and other	3,531.5	3,389.6	2,728.2
	10,713.6	10,380.4	9,313.8

Expenses:
Cost of services (exclusive of items shown below)	2,888.4	3,023.3	2,945.1
Cost of products sold	369.6	375.2	305.5
Selling, general and administrative	1,693.7	1,579.7	1,438.2
Reimbursable debit network fees, postage and other	3,531.5	3,389.6	2,728.2
Depreciation and amortization	1,245.0	1,414.4	1,452.3
Other operating expenses:
Restructuring, net	46.4	72.0	92.8
Impairments	—	11.5	185.1
Litigation and regulatory settlements	(2.5)	(2.0)	11.8
	9,772.1	9,863.7	9,159.0
Operating profit	941.5	516.7	154.8
Interest income	7.9	7.8	11.7
Interest expense	(1,833.1)	(1,796.6)	(1,796.4)
Other income (expense)	124.1	(15.9)	(61.3)
	(1,701.1)	(1,804.7)	(1,846.0)
Loss before income taxes and equity earnings in affiliates	(759.6)	(1,288.0)	(1,691.2)
Income tax benefit	(270.1)	(323.8)	(578.8)
Equity earnings in affiliates	153.4	117.3	97.8
Net loss	(336.1)	(846.9)	(1,014.6)
Less: Net income attributable to noncontrolling interests	180.0	174.9	71.8
Net loss attributable to First Data Corporation	$(516.1)	$(1,021.8)	$(1,086.4)

(a)                  Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $146.0 million, $134.6 million and $107.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except common stock share amounts)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$485.7	$509.5
Accounts receivable, net of allowance for doubtful accounts of $18.1 (2011) and $20.3 (2010)	1,848.6	2,169.6
Settlement assets	10,658.3	6,694.0
Other current assets	322.9	413.4
Total current assets	13,315.5	9,786.5
Property and equipment, net of accumulated depreciation of $842.9 (2011) and $691.6 (2010)	935.9	952.0
Goodwill	17,204.6	17,296.9
Customer relationships, net of accumulated amortization of $3,212.7 (2011) and $2,490.5 (2010)	4,425.4	5,223.7
Other intangibles, net of accumulated amortization of $1,282.2 (2011) and $975.8 (2010)	1,879.2	1,931.0
Investment in affiliates	1,490.6	1,208.2
Long-term settlement assets	181.0	365.1
Other long-term assets	844.1	780.7
Total assets	$40,276.3	$37,544.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$205.9	$180.9
Short-term and current portion of long-term borrowings	133.4	270.5
Settlement obligations	10,837.8	7,058.9
Other current liabilities	1,643.1	1,353.7
Total current liabilities	12,820.2	8,864.0
Long-term borrowings	22,521.7	22,438.8
Long-term deferred tax liabilities	695.4	1,013.7
Other long-term liabilities	763.6	1,139.6
Total liabilities	36,800.9	33,456.1
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	67.4	28.1
First Data Corporation stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2011 and 2010)	—	—
Additional paid-in capital	7,375.2	7,395.1
Paid-in capital	7,375.2	7,395.1
Accumulated loss	(6,680.2)	(6,163.9)
Accumulated other comprehensive loss	(598.4)	(636.9)
Total First Data Corporation stockholder’s equity	96.6	594.3
Noncontrolling interests	3,311.4	3,465.6
Total equity	3,408.0	4,059.9
Total liabilities and equity	$40,276.3	$37,544.1

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in millions)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(336.1)	$(846.9)	$(1,014.6)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,344.2	1,526.0	1,553.8
Charges related to other operating expenses and other income (expense)	(77.7)	97.4	350.5
Other non-cash and non-operating items, net	27.7	265.6	306.2
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	256.7	224.7	288.8
Other assets, current and long-term	239.3	298.3	215.6
Accounts payable and other liabilities, current and long-term	(1.2)	(386.1)	(42.8)
Income tax accounts	(337.3)	(424.3)	(657.9)
Net cash provided by operating activities	1,115.6	754.7	999.6
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(19.2)	(1.8)	(84.8)
Contributions to equity method investments	(161.5)	(1.4)	(29.7)
Payments related to other businesses previously acquired	3.2	(1.4)	(14.7)
Proceeds from dispositions, net of expenses paid and cash disposed	1.7	21.2	88.1
Proceeds from sale of property and equipment	17.1	5.5	7.6
Additions to property and equipment	(202.9)	(210.1)	(199.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(201.9)	(159.6)	(180.0)
Other investing activities	4.9	18.4	(16.8)
Net cash used in investing activities	(558.6)	(329.2)	(429.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(107.3)	75.1	(206.1)
Debt modification and related financing costs	(39.7)	(61.2)	—
Principal payments on long-term debt	(104.5)	(220.4)	(243.1)
Proceeds from sale-leaseback transactions	14.2	—	21.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(327.3)	(216.1)	(10.0)
Contributions from noncontrolling interests	0.8	—	193.0
Purchase of noncontrolling interests	—	(213.3)	—
Redemption of Parent’s redeemable common stock	(0.5)	(2.5)	—
Cash dividends	(0.2)	(14.9)	—
Net cash used in financing activities	(564.5)	(653.3)	(244.4)
Effect of exchange rate changes on cash and cash equivalents	(16.3)	0.3	4.9
Change in cash and cash equivalents	(23.8)	(227.5)	330.7
Cash and cash equivalents at beginning of period	509.5	737.0	406.3
Cash and cash equivalents at end of period	$485.7	$509.5	$737.0

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

			First Data Corporation Shareholder
(in millions)	Total	Comprehensive Income (Loss)	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2008	$2,402.3		$(4,068.0)	$(934.9)	—	$7,380.8	$24.4

Adjustment resulting from adoption of new accounting guidance	—		27.1	(27.1)
Acquisitions	20.4						20.4
Formation of Banc of America Merchant Services, LLC alliance	3,431.9					20.8	3,411.1
Distributions and dividends paid to noncontrolling interests	(10.0)						(10.0)
Comprehensive loss
Net (loss) income (a)	(1,018.3)	$(1,018.3)	(1,086.4)				68.1
Other comprehensive gain (loss):
Unrealized gains on securities	10.9	10.9		10.9
Unrealized gains on hedging activities	110.2	110.2		110.2
Foreign currency translation adjustment	228.2	228.2		223.7			4.5
Pension liability adjustments	(64.5)	(64.5)		(64.5)
Other comprehensive gain		284.8
Comprehensive loss		$(733.5)
Adjustment to redemption value of redeemable noncontrolling interests	(30.2)					(26.5)	(3.7)
Stock compensation expense and other	19.2					19.2
Balance, December 31, 2009	5,100.1		(5,127.3)	(681.7)	—	7,394.3	3,514.8
Distributions and dividends paid to noncontrolling interests	(188.5)						(188.5)
Purchase of noncontrolling interest	(5.0)					(7.5)	2.5
Comprehensive loss
Net (loss) income (a)	(881.9)	$(881.9)	(1,021.8)				139.9
Other comprehensive gain, net of taxes:
Unrealized gains on securities	27.5	27.5		27.5
Unrealized gains on hedging activities	70.3	70.3		70.3
Foreign currency translation adjustment	(84.6)	(84.6)		(81.5)			(3.1)
Pension liability adjustments	28.5	28.5		28.5
Other comprehensive gain		41.7
Comprehensive loss		$(840.2)
Adjustment to redemption value of redeemable noncontrolling interests	(7.0)					(7.0)
Stock compensation expense and other	15.4		0.1			15.3
Cash dividends paid by First Data Corporation to Parent	(14.9)		(14.9)
Balance, December 31, 2010	4,059.9		(6,163.9)	(636.9)	—	7,395.1	3,465.6

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

			First Data Corporation Shareholder
(in millions)	Total	Comprehensive Income (Loss)	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Distributions and dividends paid to noncontrolling interests	(296.1)						(296.1)
Contributions from noncontrolling interests	0.8						0.8
Comprehensive loss
Net (loss) income (a)	(368.1)	$(368.1)	(516.1)				148.0
Other comprehensive gain, net of taxes:
Unrealized gains on securities	0.8	0.8		0.8
Unrealized gains on hedging activities	99.6	99.6		99.6
Foreign currency translation adjustment	(44.9)	(44.9)		(38.0)			(6.9)
Pension liability adjustments	(23.9)	(23.9)		(23.9)
Other comprehensive gain		31.6
Comprehensive loss		$(336.5)
Adjustments to redemption value of redeemable noncontrolling interest	(38.6)					(38.6)
Stock compensation expense and other	18.7					18.7
Cash dividends paid by First Data Corporation to Parent	(0.2)		(0.2)
Balance, December 31, 2011	$3,408.0		$(6,680.2)	$(598.4)	—	$7,375.2	$3,311.4

(a)         The total net loss presented in the Consolidated Statements of Equity for the twelve months ended December 31, 2011, 2010 and 2009 is $32.0 million, $35.0 million and $3.7 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in millions)	2011	2010	2009
Net loss (a)	$(368.1)	$(881.9)	$(1,018.3)
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	0.8	27.5	10.9
Unrealized gains on hedging activities	99.6	70.3	110.2
Pension liability adjustments	(23.9)	28.5	(64.5)
Foreign currency translation adjustment	(44.9)	(84.6)	228.2
Total other comprehensive income, net of tax	31.6	41.7	284.8
Comprehensive loss	(336.5)	(840.2)	(733.5)
Less: Comprehensive income attributable to noncontrolling interests	141.1	136.8	72.6
Comprehensive loss attributable to First Data Corporation	$(477.6)	$(977.0)	$(806.1)

(a)                  The total net loss presented in the Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2011, 2010 and 2009 is $32.0 million, $35.0 million and $3.7 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Business Description

First Data Corporation (“FDC” or “the Company”) operates electronic commerce businesses providing a variety of services to financial institutions, commercial establishments and consumers. Such services include merchant transaction processing and acquiring; credit, retail and debit card issuing and processing; prepaid services and check verification, settlement and guarantee services.

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

The Company consolidates an entity’s financial statements when the Company either will absorb a majority of the entity’s expected losses or residual returns, in the case of a variable interest entity, or has the ability to exert control over a subsidiary. Control is normally established when ownership interests exceed 50% in an entity; however, when the Company does not exercise control over a majority-owned entity as a result of other investors having rights over the management and operations of the entity, the Company accounts for the entity under the equity method. As of December 31, 2011 and 2010, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated.

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

	Year ended December 31,
(in millions)	2011	2010	2009
Amortization of initial payments for new contracts	$42.5	$38.6	$27.7
Amortization related to equity method investments	56.7	73.0	73.8

In 2011, the Company recorded a net $58.5 million pretax ($35.2 million after tax) benefit in the Consolidated Statement of Operations to correct cumulative depreciation and amortization errors related to purchase accounting associated with the Company’s 2007 merger with an affiliate of Kohlberg Kravis Roberts & Co. The corrections impacted “Costs of services” ($10.2 million expense), “Depreciation and amortization” ($57.7 million benefit) and amortization of equity method investments within “Equity earnings in affiliates” ($11.0 million benefit). The errors and the cumulative correction, which totaled $58.5 million in aggregate and occurred over a four year period, were deemed immaterial to prior years and the current year, respectively.

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

Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows:

	Year ended December 31,
(in millions)	2011	2010	2009
Interchange fees and assessments	$18,826.1	$17,834.8	$14,325.2
Debit network fees	2,959.1	2,798.3	2,091.9

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

The sale and leasing of point of sale (“POS”) devices (“terminals”) are also reported in “Product sales and other”. Revenue for terminals sold or sold under a sales-type lease transaction is recognized when the following four criteria are met: evidence of an agreement exists, delivery has occurred, the selling price or minimum lease payments are fixed or determinable, and collection of the selling price or minimum lease payments is reasonably assured. Revenue for operating leases is recognized on a straight-line basis over the lease term.

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

Stock-Based Compensation

Stock-based compensation to employees is measured at the grant date fair values of the respective stock options and restricted stock awards and expensed over the requisite service periods. An estimate of forfeitures is applied when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. During 2010, the Company modified the terms of its plan and, due to the nature of call rights and vesting conditions associated with the options and awards, the Company will recognize expense associated with the modifications and grants subsequent to the modifications only upon the occurrence of certain liquidity or employment termination events. Refer to Note 13 of these Consolidated Financial Statements for details regarding the Company’s stock-based compensation plan.

Foreign Currency Translation

The U.S. dollar is the functional currency for most of the Company’s U.S. based businesses and certain foreign based businesses. Significant operations with a local currency as their functional currency include operations in the United Kingdom, Australia, Germany, Ireland, Greece and Argentina. Foreign currency denominated assets and liabilities for these units and other less significant operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during each monthly period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of Other Comprehensive Income (“OCI”). Intercompany loans are generally not considered invested on a long-term basis and such foreign currency gains and losses are recorded in income. Transaction gains and losses related to operating assets and liabilities are included in the “Cost of services” and “Selling, general and administrative” lines of the Consolidated Statements of Operations and were immaterial. Non-operating transaction gains and losses derived from non-operating assets and liabilities are included in the “Other income (expense)” line of the Consolidated Statements of Operations and are separately disclosed in Note 9 of these Consolidated Financial Statements.

Derivative Financial Instruments

The Company utilizes derivative instruments to enhance its ability to manage interest rate risk and foreign exchange risk. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are recorded in either the “Other long-term assets”, “Other current liabilities” or “Other long-term liabilities” captions in the Consolidated Balance Sheets. Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows or a hedge of a net investment in a foreign operation. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity as a component of OCI and then recognized in earnings in the same period or periods during which the hedged item affects earnings. For derivatives that qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent the hedge is effective. Any ineffective portions of cash flow hedges and net investment hedges are recognized in the “Other income (expense)” line in the Consolidated Statements of Operations during the period of change. Additional discussion of derivative instruments is provided in Note 6 of these Consolidated Financial Statements.

Noncontrolling and Redeemable Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. Substantially all of the Company’s noncontrolling interests are presented pretax in the Consolidated Statements of Operations as “Net income attributable to noncontrolling interests” since the majority of the Company’s non-wholly owned consolidated subsidiaries are flow through entities for tax purposes. Noncontrolling interests are presented as a component of equity in the Consolidated Balance Sheets and reflect the original investments by these noncontrolling shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries, net of dividends or distributions. Noncontrolling interests that are redeemable at the option of the holder are presented outside of equity and are carried at their estimated redemption value. A noncontrolling interest is recorded on the date of acquisition based on the total fair value of the acquired entity and the noncontrolling interest’s share of that value.

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

The Company’s contingent obligation relates to imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “Cost of services” in the Company’s Consolidated Statements of Operations. The amount of the reserves attributable to entities consolidated by the Company was $31.6 million and $39.9 million as of December 31, 2011 and 2010, respectively.

The majority of the TeleCheck Services, Inc. (“TeleCheck”) business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. The following table presents the accrued warranty and recovery balances:

	As of December 31,
(in millions)	2011	2010
Accrued warranty balances	$11.4	$13.4
Accrued recovery balances	26.8	29.8

Accrued warranties are included in “Other current liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets. The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.3 billion as of December 31, 2011 which represented an estimate of the total uncleared checks at that time.

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

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory requirements are included in “Other long-term assets” in the Consolidated Balance Sheets and were immaterial as of December 31, 2011 and 2010.

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

The Company has receivables associated with its point-of-sale (“POS”) terminal leasing businesses. Leasing receivables are included in “Accounts receivable” and “Other long-term assets” in the Consolidated Balance Sheets. The Company recognizes interest income on its leasing receivables using the effective interest method. For direct financing leases, the interest rate used incorporates initial direct costs included in the net investment in the lease. For sales type leases, initial direct costs are expensed as incurred.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to 10 years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred. The following table presents the amounts charged to expense for the depreciation and amortization of property and equipment, including equipment under capital lease:

Year ended December 31, (in millions)	Amount
2011	$292.1
2010	320.4
2009	300.3

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

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. The Company estimates the fair value of each reporting unit using a discounted cash flow analysis. The Company performed its annual goodwill impairment test in the fourth quarters of 2011, 2010 and 2009. As of October 1, 2011, the most recent impairment analysis date, the fair value of each reporting unit substantially exceeded its carrying value with two exceptions. The fair value of the International reporting unit exceeded its carrying value by 10%. The fair value of the Canada reporting unit exceeded its carrying value by 3%.  Together, these two reporting units represent the entire International segment.  The Company did not record any goodwill impairment charges in 2011 or 2010.  In 2009, the Company recorded an impairment of $17 million, as discussed in Note 2 of these Consolidated Financial Statements. The 2009 goodwill impairment impacted a reporting unit within All Other and Corporate.

Customer relationships represent the estimated value of the Company’s relationships with customers, primarily merchants and financial institutions, to which it provides services. Customer relationships are amortized based on the pattern of undiscounted cash flows for the period as a percentage of total projected undiscounted cash flows. The Company selected this amortization method for these customer relationships based on a conclusion that the projected undiscounted cash flows could be reliably determined.

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

In addition to capitalized contract and software development costs, other intangibles include copyrights, patents, purchased software, trademarks and non-compete agreements acquired in business combinations. Other intangibles, except for the First Data trade name discussed below, are amortized on a straight-line basis over the length of the contract or benefit period, which generally ranges from three to 25 years. The intangible amortization expense associated with customer relationships and other intangibles, including amortization associated with investments in affiliates, was as follows:

Year ended December 31, (in millions)	Amount
2011	$1,052.1
2010	1,205.6
2009	1,253.5

The value of the First Data trade name is $603.5 million as of December 31, 2011 and 2010. Upon consideration of many factors, including the determination that there are no legal, regulatory or contractual provisions that limit the useful life of the First Data trade name, the Company determined that the First Data trade name had an indefinite useful life. The Company also considered the effects of obsolescence, demand, competition, other economic factors and ability to maintain and protect the trade name without significant expenditures. The First Data trade name is expected to contribute directly or indirectly to the future cash flows of the Company for an indefinite period. As an indefinite lived asset, the First Data trade name is not amortized but is reviewed annually for impairment until such time as it is determined to have a finite life. The First Data trade name was not impaired as of December 31, 2011 or 2010.

The following table provides the components of other intangibles:

	As of December 31,
(in millions)	2011 Cost	2011 Accumulated Amortization	2011 Net of Accumulated Amortization	2010 Cost	2010 Accumulated Amortization	2010 Net of Accumulated Amortization
Customer relationships	$7,638.1	$(3,212.7)	$4,425.4	$7,714.2	$(2,490.5)	$5,223.7

Other intangibles:
Conversion costs	$120.9	$(38.9)	$82.0	$90.2	$(23.7)	$66.5
Contract costs	189.9	(88.3)	101.6	139.8	(32.8)	107.0
Software	1,402.4	(933.0)	469.4	1,254.7	(761.5)	493.2
Other, including trade names	1,448.2	(222.0)	1,226.2	1,422.1	(157.8)	1,264.3
Total other intangibles	$3,161.4	$(1,282.2)	$1,879.2	$2,906.8	$(975.8)	$1,931.0

The estimated future aggregate amortization expense for the next five years is as follows:

Year ended December 31, (in millions)	Amount
2012	$915.2
2013	792.6
2014	698.9
2015	616.7
2016	468.3

The Company tests contract and conversion costs greater than $1 million for recoverability on an annual basis by comparing the remaining expected undiscounted cash flows under the contract to the net book value. Any assets that are determined to be unrecoverable are written down to their fair value. In addition to this annual test, these assets and all other long lived assets are tested for impairment upon an indicator of potential impairment. The Company recorded no impairment charges related to customer contracts and other intangibles in 2011.  The Company did record impairment charges relating to customer contracts and other intangibles in 2010 and 2009 as described in Note 2 of these Consolidated Financial Statements.

Inventory

Inventories are stated at lower of cost or market and consist primarily of POS terminals, forms and envelopes. The cost of inventory is determined using average cost for POS terminals and first-in first-out (“FIFO”) for forms.

Investment Securities

The Company maintains investments in marketable and non-marketable securities, the majority of which are carried at fair value.  These are included in the “Settlement assets”, “Other current assets”, “Long-term settlement assets” and “Other long-term assets” line items of the Consolidated Balance Sheets.

The specific identification method is used to determine the cost basis of securities sold. As of December 31, 2011 and 2010, all of the debt and equity securities were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of OCI, net of any related tax effect. The Company assesses marketable securities for impairment quarterly. Cost method investments are evaluated for impairment upon an indicator such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment.  If no such events or changes in circumstances have occurred, the fair value is estimated only if practicable to do so.

For equity securities, declines in value that are judged to be other than temporary in nature are recognized in the Consolidated Statements of Operations. For public company equity securities, the Company’s policy is to treat a decline in the investment’s quoted market value that has lasted for more than six months as an other than temporary decline in value.

For debt securities, when the Company intends to sell an impaired debt security or it is more likely than not it will be required to sell prior to recovery of its amortized cost basis, an other-than-temporary-impairment (“OTTI”) has occurred. The impairment is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value. When the Company does not intend to sell an impaired debt security and it is not more likely than not it will be required to sell prior to recovery of its amortized cost basis, the Company assesses whether it will recover its amortized cost basis. If the entire amortized cost will not be recovered, a credit loss exists resulting in the credit loss portion of the OTTI being recognized in earnings and the amount related to all other factors recognized in OCI.  The Company adopted this accounting for OTTI effective April 1, 2009 in accordance with new accounting guidance and the cumulative effect is reported as “Adjustment resulting from adoption of new accounting guidance” on the accompanying Consolidated Statements of Equity. Refer to Note 7 of these Consolidated Financial Statements for a detailed discussion regarding the fair value of the Company’s investments.

New Accounting Guidance

In May 2011, the Financial Accounting Standards Board revised its guidance on fair value measurements. The amendment clarifies certain aspects of the Board’s intent for the application of existing fair value measurement requirements and additionally changes certain requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company during the first quarter of 2012. Adoption of the revised guidance is not anticipated to have a material impact on the Company’s financial position or results of operations but management is currently assessing the impact on its fair value measurement disclosures.

In September 2011, the Financial Accounting Standards Board issued guidance related to testing goodwill for impairment. Under the amended guidance, an entity has the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that the fair value is more likely than not greater than the carrying amount then the two-step impairment test is unnecessary. The Company adopted the amendments for its 2011 annual impairment test.  After performing a qualitative assessment, the Company proceeded to step one of its impairment test.

Note 2: Restructuring, Impairments, and Litigation and Regulatory Settlements

The Company recorded restructuring charges, impairment charges, and litigation and regulatory settlements during the three years ended December 31, 2011. Restructuring accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Consolidated Statements of Operations caption in which they were originally recorded. Such reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

	Pretax Benefit (Charge)
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Divested	Totals
Year ended December 31, 2011
Restructuring charges	$(2.8)	$(10.5)	$(34.2)	$(3.8)	$—	$(51.3)
Restructuring accrual reversals	1.1	—	2.5	1.3	—	4.9
Litigation and regulatory settlements	—	—	—	2.5	—	2.5
Total pretax charge, net of reversals	$(1.7)	$(10.5)	$(31.7)	$—	$—	$(43.9)

Year ended December 31, 2010
Restructuring charges	$(20.3)	$(11.3)	$(28.2)	$(27.7)	$—	$(87.5)
Restructuring accrual reversals	0.7	0.8	10.9	3.1	—	15.5
Impairments	(1.6)	—	(9.9)	—	—	(11.5)
Litigation and regulatory settlements	—	2.0	—	—	—	2.0
Total pretax charge, net of reversals	$(21.2)	$(8.5)	$(27.2)	$(24.6)	$—	$(81.5)

Year ended December 31, 2009
Restructuring charges	$(15.9)	$(14.5)	$(49.2)	$(22.0)	$(0.5)	$(102.1)
Restructuring accrual reversals	4.2	1.7	2.9	0.5	—	9.3
Impairments	—	—	(131.9)	(53.2)	—	(185.1)
Litigation and regulatory settlements	—	(14.5)	—	2.7	—	(11.8)
Total pretax charge, net of reversals	$(11.7)	$(27.3)	$(178.2)	$(72.0)	$(0.5)	$(289.7)

Restructuring Charges

2011. The 2011 restructurings resulted from the elimination of management and other positions, approximately 750 employees, as part of the Company aligning the business with strategic objectives. Similar initiatives are expected to occur in future periods resulting in additional restructuring charges. Partially offsetting the charges were reversals of excess 2009 and 2010 restructuring accruals as well as reversals resulting from the refinement of 2011 estimates.

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

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2010 and 2011:

(in millions)	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2010	$58.5	$0.2
Expense provision	86.7	0.6
Cash payments and other	(91.2)	(0.4)
Changes in estimates	(15.3)	(0.2)
Remaining accrual as of December 31, 2010	38.7	0.2
Expense provision	45.0	6.3
Cash payments and other	(60.9)	(5.5)
Changes in estimates	(4.8)	(0.1)
Remaining accrual as of December 31, 2011	$18.0	$0.9

Impairments

In the fourth quarter of 2010, within Retail and Alliance Services, the Company recorded $1.6 million in impairment charges related to other intangibles. Also during the fourth quarter of 2010, the Company recorded $9.9 million in asset impairment charges related to the International segment. Approximately $6.2 million of the total impairment occurred because the Company did not complete a software project and determined that there were no likely alternative uses for the software. The remaining $3.7 million of impairment charges resulted from the write-off of assets the Company determined have no future use or value.

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

Also, in the fourth quarter of 2009, domestically, the Company recorded approximately $33 million in impairment charges related to customer contracts, a goodwill impairment charge of approximately $17 million and a software impairment charge of approximately $3 million related to the Information Services reporting unit. The significant factor that drove most of the impairment was lower projections of financial results as compared to those used in the 2008 impairment testing.

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

Note 3: Business Combinations, Asset Acquisitions and Dispositions

	Initial Consideration (b)
Businesses and Assets Acquired (a)	Month	Total	Cash
	(in millions)
2011:
Merchant portfolio acquisitions		$19.2	$19.2

2010:
Redemption of Rockmount Investments, LLC (“Rockmount”) put in BAMS (c)		$213.3	$213.3
Merchant portfolio acquisitions		1.8	1.8
		$215.1	$215.1

2009:
Banc of America Merchant Services, LLC (“BAMS”)	June	$3,444.2	$—
ICICI Merchant Services	December	68.7	68.7
Nine other acquisitions and merchant portfolio acquisitions		24.1	24.1
		$3,537.0	$92.8

(a)                   Includes businesses and assets consolidated by the Company upon acquisition.  For information related to equity method investments refer to Note 18 of these Consolidated Financial Statements.

(b)                  Does not consider cash acquired or debt assumed. Does not reflect cash paid or received in years subsequent to initial acquisition.

(c)                   See discussion of redemption in the 2009 Acquisition section below.

2011 Disposition

In November 2011, the Company contributed the assets of its transportation business to an alliance in exchange for a 30% noncontrolling interest in that alliance, as discussed in further detail in Note 18 of these Consolidated Financial Statements, and accordingly, the transportation business was deconsolidated.

2010 Disposition

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

BofA’s and the Company’s contributions to the newly formed company were principally comprised of merchant acquiring contract rights and relationships and sales forces. The Company’s contribution was most significantly comprised of assets received upon the November 1, 2008 termination of the Chase Paymentech Solutions (“CPS”) alliance, though certain other assets were included as well. Rockmount’s contribution was in the form of cash totaling $321.7 million of which $128.7 million represents the cash contributed to Rockmount by the Company for its 40% investment noted above.

The formation of BAMS was accounted for by the Company as a sale of a noncontrolling interest in a subsidiary and a purchase business combination. The Company recorded a gain of approximately $33 million ($21 million, net of taxes), through adjustments to additional paid-in capital and noncontrolling interest. The gain was not material as the assets comprising the most significant portion of the Company’s contribution were adjusted to fair value in the fourth quarter 2008 in connection with the November 1, 2008 termination of the CPS alliance.

The assets contributed to BAMS by the Company continue to be recorded at the Company’s carrying basis, which for the majority of assets was established effective November 1, 2008 as described immediately above net of applicable amortization expense subsequently recognized, and the assets contributed by BofA were recorded at their estimated fair value. The fair value of the BofA contribution to BAMS was determined by estimating the BAMS enterprise value and attributing the appropriate portion of that value to such contribution. The Company relied in part upon a third-party valuation firm in determining the enterprise value of BAMS. All key assumptions and valuations were determined by and were the responsibility of management. The value attributed to the net tangible and identifiable intangible assets contributed by BofA was based on their estimated fair values. During the fourth quarter of 2009 the final valuation was completed and the purchase price allocation resulted in identifiable intangible assets of $1,317 million, which will be amortized over a range estimated to be 11 to 20 years, and goodwill of $2,127 million.

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

Other Information

The following table outlines the net assets acquired and net cash paid for acquisitions (at date of acquisition) for businesses and assets other than equity method investments:

	Year ended December 31,
(in millions)	2011	2010	2009
Fair value of net assets acquired	$19.2	$215.1	$3,537.0
Less non-cash consideration	—	—	(3,444.2)
Less cash acquired	—	—	(8.0)
Net cash paid for acquisitions	$19.2	$215.1	$84.8

The following table presents changes to goodwill for the years ended December 31, 2010 and 2011:

(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Divested Operations	Totals
Balance as of January 1, 2010
Goodwill	$14,132.9	$3,457.0	$2,744.8	$195.4	$181.3	$20,711.4
Accumulated impairment losses	(1,106.5)	(1,395.2)	(375.6)	(177.0)	(181.3)	(3,235.6)
	13,026.4	2,061.8	2,369.2	18.4	—	17,475.8
Purchase price adjustments	(67.2)	(5.6)	(0.5)	(18.4)	—	(91.7)
Other adjustments (primarily foreign currency)	—	—	(87.2)	—	—	(87.2)
Balance as of December 31, 2010
Goodwill	14,065.7	3,451.4	2,657.1	177.0	181.3	20,532.5
Accumulated impairment losses	(1,106.5)	(1,395.2)	(375.6)	(177.0)	(181.3)	(3,235.6)
	12,959.2	2,056.2	2,281.5	—	—	17,296.9
Deconsolidation (a)	(42.8)	—	—	—	—	(42.8)
Purchase price adjustments	—	—	(4.5)	—	—	(4.5)
Other adjustments (primarily foreign currency)	—	—	(45.0)	—	—	(45.0)
Balance as of December 31, 2011
Goodwill	14,022.9	3,451.4	2,607.6	177.0	181.3	20,440.2
Accumulated impairment losses	(1,106.5)	(1,395.2)	(375.6)	(177.0)	(181.3)	(3,235.6)
	$12,916.4	$2,056.2	$2,232.0	$—	$—	$17,204.6

(a)          Relates to the deconsolidation of the Company’s transportation business.  Refer to Note 18 of these Consolidated Financial Statements for additional information.

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels or if certain other conditions are met, as well as other payments or receipts of cash related to certain events that transpired subsequent to the acquisition of certain companies. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and is recorded when payable as additional purchase price. Additional consideration was received totaling $3.2 million in 2011, and additional consideration was paid totaling $1.4 million in 2010 and $14.7 million in 2009. As of December 31, 2011, the Company did not have any contingent consideration payable.

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

	As of December 31,
(in millions)	2011	2010
Settlement assets:
Current settlement assets:
Cash and cash equivalents	$1,650.3	$1,896.0
Investment securities	105.7	39.2
Due from card associations and bank partners	8,353.3	4,194.8
Due from merchants	549.0	542.0
Due from selling agents	—	22.0
	10,658.3	6,694.0
Long-term settlement assets:
Investment securities	181.0	365.1
	$10,839.3	$7,059.1
Settlement obligations:
Current settlement obligations:
Payment instruments outstanding	$459.6	$775.5
Card settlements due to merchants	10,378.2	6,283.4
	$10,837.8	$7,058.9

As of December 31, 2011 and 2010, the Company’s cash equivalents consisted primarily of money market funds and commercial paper. See Note 5 of these Consolidated Financial Statements for information concerning the Company’s investment securities.

FDC generated revenues from its investment of certain settlement assets, the majority of which pertained to cash equivalents and investment securities. As of December 31, 2011, the official check portfolio was invested in cash equivalents as well as short-term and long-term investments, substantially all of which were highly-rated (in the “A” category or higher). The following table presents the official check investment portfolio average balances and total investment revenues:

	Year ended December 31,
	2011	2010	2009
Official check investment portfolio average balances (in billions)	$0.6	$1.0	$2.7
Investment revenues from the official check portfolio (before commissions to certain selling agents) (in millions) (a)	$0.8	$(17.6)	$31.1

(a)                Includes impairment charges of $5.2 million and $28.2 million for the years ended December 31, 2011 and 2010. Refer to Note 5 of these Consolidated Financial Statements for additional information.

Note 5: Investment Securities

The majority of the Company’s investment securities are a component of settlement assets and represent the investment of funds received by the Company from prior year sales of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities, excluding those classified as cash equivalents, within current settlement assets primarily consisted of municipal obligations and corporate bonds as of December 31, 2011 and of corporate bonds as of December 31, 2010.  The Company’s long-term settlement assets were primarily comprised of SLARS and U.S. Government guaranteed securities as of December 31, 2011 and of SLARS and corporate bonds as of December 31, 2010. Realized gains and losses and OTTI on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments, primarily cost method investments, which are included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets and are discussed further below. Realized gains and losses on these investments are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 9 of these Consolidated Financial Statements.

The principal components of the Company’s investment securities are as follows:

(in millions)	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)/(c)	Fair Value (d)
As of December 31, 2011
Student loan auction rate securities	$169.3	$1.2	$—	$—	$170.5
Corporate bonds	10.3	—	(0.1)	—	10.2
State and municipal obligations	96.0	—	—	—	96.0
U.S. Government guaranteed securities	10.0	—	—	—	10.0
Other	0.1	0.4	—	—	0.5
Total available-for-sale securities	285.7	1.6	(0.1)	—	287.2
Cost method investments	23.7	—	—	—	23.7
Totals	$309.4	$1.6	$(0.1)	$—	$310.9

As of December 31, 2010
Student loan auction rate securities	$341.1	$—	$—	$—	$341.1
Corporate bonds	63.0	0.1	(0.1)	—	63.0
State and municipal obligations (e)	0.5	—	—	—	0.5
Other	0.1	0.1	—	—	0.2
Total available-for-sale securities	404.7	0.2	(0.1)	—	404.8
Cost method investments	24.5	—	—	—	24.5
Totals	$429.2	$0.2	$(0.1)	$—	$429.3

(a)                   Represents amortized cost for debt securities.

(b)                  “OTTI” refers to other-than-temporary impairments.

(c)                   For debt securities, represents the fair value adjustment excluding that attributable to credit losses.

(d)                  Represents cost for cost method investments.

(e)                   State and municipal obligations have been reclassified from “Other” to conform to current year presentation.

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		More than 12 months			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Unrealized Losses
As of December 31, 2011
Corporate bonds	$10.2	$(0.1)	$—	$—	$10.2	$(0.1)

As of December 31, 2010
Corporate bonds	$45.8	$(0.1)	$—	$—	$45.8	$(0.1)

All of the above investments, with the exception of cost method investments, were classified as available-for-sale. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of OCI into the Consolidated Statements of Operations. Unrealized gains and losses on investments carried at fair value are included as a separate component of OCI, net of any related tax effects.

The following table presents additional information regarding available-for-sale securities:

	Year ended December 31,
(in millions)	2011	2010	2009
Proceeds from sales (a)	$283.2	$138.1	$56.0
Gross realized gains included in earnings as a result of sales (a)	3.6	6.2	0.1
Gross realized (losses) included in earnings as a result of sales (a)	(2.9)	(3.3)	(0.7)
Gross realized (losses) included in earnings as a result of impairment (b)	(5.2)	(28.2)	—
Net unrealized (losses) or gains included in OCI, net of tax	(2.0)	7.7	10.6
Net (losses) reclassified out of OCI into earnings, net of tax	(2.8)	(19.8)	(0.3)

(a)                  Includes activity resulting from sales, redemptions, liquidations and related matters. Gains and losses are recorded in the “Product sales and other” or “Other income (expense)” line items of the Consolidated Statements of Operations.

(b)                  In the fourth quarter of 2010, due to new and existing state laws and regulations as well as the Company’s changing views of its use of capital, the Company determined it could no longer assert that it will not more likely than not be required to sell the SLARS prior to the recovery of their fair value to amortized cost.

The following table presents maturity information for the Company’s investments in debt securities as of December 31, 2011:

(in millions)	Fair Value
Due within one year	$105.7
Due after one year through five years	10.4
Due after five years through 10 years	28.8
Due after 10 years	141.8
Total debt securities	$286.7

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of December 31, 2011 there were no indicators of impairment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of December 31, 2011, it was deemed impracticable to estimate the fair value on $18.4 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments.

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

As of December 31, 2011, the Company uses derivative instruments (i) to mitigate cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), (ii) to preserve the ratio of fixed rate and floating rate debt that the Company held prior to the 2011 debt modifications and amendments discussed in Note 8 of these Consolidated Financial Statements and (iii) to protect the net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates.

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

With respect to derivative instruments that are afforded hedge accounting, the effective portion of changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a net investment hedge that qualifies for hedge accounting are recorded as part of the cumulative translation adjustment in OCI to the extent the hedge is effective. Any ineffectiveness associated with the aforementioned cash flow hedges, as well as any change in the fair value of a derivative that is not designated as a hedge, is recorded immediately in “Other income (expense)” in the Consolidated Statements of Operations.

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

Derivatives Not Qualifying for Hedge Accounting

As of December 31, 2011, the Company had certain derivative instruments that functioned as economic hedges but no longer qualified or were not designated to qualify for hedge accounting. Such instruments included cross-currency swaps held in order to mitigate foreign currency exposure on intercompany loans and interest rate swaps held in order to mitigate the exposure on interest payments related to variable rate debt to fluctuations in interest rates. Additionally, during 2011, the Company entered into a fixed to floating interest rate swap in order to preserve the ratio of fixed and floating rate debt that it held prior to the 2011 debt modification and amendments discussed in Note 8 of these Consolidated Financial Statements. The swap has a notional value of $750.0 million and expires on June 15, 2019, but is subject to a mandatory put that will result in cash settlement on June 15, 2015.

Interest rate swaps with a combined notional value of $5.0 billion, including one that is designated as a cash flow hedge as discussed in “Derivatives That Qualify for Hedge Accounting” below, will expire in September 2012. During the third quarter of 2011 and the first quarter of 2012, the Company entered into forward-starting interest rate swaps with a combined notional value of $3.0 billion and $2.0 billion, respectively, all of which will become effective upon expiration of the existing instruments. The forward-starting interest rate swaps are intended to mitigate exposure to fluctuations in interest rates and will expire in September 2016. The Company did not designate the new swaps as hedges for accounting purposes.

During the first quarter of 2011, the Company held a foreign exchange rate collar with a notional value of $1.9 million that expired on March 31, 2011.

During 2009, the Company de-designated certain cash flow hedges with a notional value of $3.0 billion because the hedges no longer qualified for hedge accounting. During the second quarter of 2010, two interest rate hedges with a total notional balance of $1.0 billion and one basis rate swap with a notional balance of $1.0 billion ceased to qualify for hedge accounting treatment. During the fourth quarter of 2011, two interest rate hedges with a total notional balance of $3.0 billion also ceased to qualify for hedge accounting treatment. The Company therefore de-designated the hedges and ceased to apply hedge accounting from the beginning of the quarter during which the respective de-designations occurred. The amount carried in OCI as of the date of de-designation is subsequently reclassified into earnings in the same periods during which the forecasted transactions affect earnings. The amount of losses in OCI related to previously hedged transactions as of December 31, 2011 that is expected to be reclassified into the Consolidated Statements of Operations within the next 12 months is approximately $107.6 million.

During the third quarter of 2010, five interest rate swaps with a total notional balance of $2.5 billion and one basis rate swap with a notional balance of $1.0 billion expired.

As of December 31, 2011, the Company held cross-currency swaps not qualifying for hedge accounting with a notional value of 91.1 million euro (approximately $119.1 million).

The notional value of the currently effective interest rate swaps and forward-starting interest rate swaps that did not qualify for hedge accounting as of December 31, 2011 and 2010 was $5.3 billion and $3.0 billion, respectively.

While the derivatives noted above do not qualify for hedge accounting, they continued to be effective economically in eliminating the variability in interest rate payments on the corresponding portion of the Company’s variable rate debt and protecting a portion of the Company’s net investment in its European operations from changes in foreign currency exchange rates.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below.

Derivatives That Qualify for Hedge Accounting

Hedge of a net investment in a foreign operation. As of December 31, 2011, the Company had a cross-currency swap that was designated as a hedge of a net investment in a foreign operation with an aggregate notional amount of 115.0 million Australian dollars (approximately $116.8 million).

Cash flow hedge. As of December 31, 2011, the Company held an interest rate swap which was designated as a cash flow hedge of the variability in the interest payments on $500 million of the approximate $11.2 billion of variable rate senior secured term loan. Although this hedge remains highly effective on an ongoing basis in offsetting the variability in the interest payments, any ineffectiveness is recognized immediately in the Consolidated Statements of Operations. This swap will expire on September 24, 2012.

During the third quarter of 2010, two basis rate swaps with a total notional balance of $3.0 billion expired.

At December 31, 2011, the maximum length of time over which the Company has designated hedges against its exposure is approximately 9 months. The Company follows the hypothetical derivative method to measure hedge ineffectiveness which resulted mostly from a hedge being off-market at the time of designation. Ineffectiveness associated with the hedge is recognized immediately in the Consolidated Statements of Operations.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets, derivative gains and losses in the Consolidated Statements of Operations and accumulated derivative gains and losses in OCI, refer to the tabular information presented below.

Fair Value of Derivative Instruments

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of December 31, 2011
(in millions)	Assets (a)	Liabilities (b)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$(12.8)
Foreign exchange contracts	—	(27.1)
Total derivatives designated as hedging instruments	—	(39.9)

Derivatives not designated as hedging instruments
Interest rate contracts	$65.4	$(143.9)
Foreign exchange contracts	10.9	(0.7)
Forward-starting interest rate contracts	—	(11.9)
Total derivatives not designated as hedging instruments	76.3	(156.5)
Total derivatives	$76.3	$(196.4)

	As of December 31, 2010
(in millions)	Assets (a)	Liabilities (b)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$(252.2)
Foreign exchange contracts	—	(21.3)
Total derivatives designated as hedging instruments	—	(273.5)

Derivatives not designated as hedging instruments
Interest rate contracts	$—	$(105.0)
Foreign exchange contracts	7.7	(0.9)
Total derivatives not designated as hedging instruments	7.7	(105.9)
Total derivatives	$7.7	$(379.4)

(a)                  Derivative assets are included in the “Other long-term assets” line of the Consolidated Balance Sheets.

(b)                  Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Year ended December 31,
	2011		2010		2009
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$61.3	—	$(26.2)	—	$41.1	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(93.0)	—	$(145.7)	—	$(131.4)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	$(2.3)	—	$(6.3)	—	$(11.3)	—

Derivatives in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	$(9.4)	—	$(14.8)	—	$(21.9)
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	—	—	$0.5	—	$1.1
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$58.0	$2.5	$(61.6)	$9.1	$(53.0)	$(4.2)

(a)                  Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.

(b)                  Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income for the years ended December 31, 2011 and 2010 related to derivative instruments classified as cash flow hedges and a net investment hedge held by the Company:

	Year ended December 31,
(in millions, after tax)	2011	2010
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(181.3)	$(242.3)
Less: Reclassifications into earnings from other comprehensive income (loss)	60.2	91.3
	(121.1)	(151.0)
Increase in fair value of derivatives that qualify for hedge accounting (a)	33.5	(30.3)
Accumulated loss included in other comprehensive income (loss) at end of the period	$(87.6)	$(181.3)

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

Note 7: Fair Value Measurement

Fair value of financial instruments

Carrying amounts for certain of the Company’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments:

	As of December 31, 2011		As of December 31, 2010
(in millions)	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$105.7	$105.7	$39.2	$39.2
Long-term investment securities	$181.0	$181.0	$365.1	$365.1
Other long-term assets:
Long-term investment securities	$0.5	$0.5	$0.5	$0.5
Cost method investments	$23.7	$23.7	$24.5	$24.5
Derivative financial instruments	$76.3	$76.3	$7.7	$7.7
Other current liabilities:
Derivative financial instruments	$156.7	$156.7	$4.4	$4.4
Long-term borrowings:
Long-term borrowings	$22,521.7	$20,189.8	$22,438.8	$20,914.6
Other long-term liabilities:
Derivative financial instruments	$39.7	$39.7	$375.0	$375.0

(a)                  Represents cost for cost method investments. Refer to Note 5 of these Consolidated Financial Statements for a more detailed discussion of cost method investments.

The estimated fair values of investment securities and derivative financial instruments are described below. Refer to Notes 5 and 6 of these Consolidated Financial Statements for additional information regarding the Company’s investment securities and derivative financial instruments, respectively.

The estimated fair market value of FDC’s long-term borrowings was primarily based on market trading prices. For additional information regarding the Company’s borrowings, refer to Note 8 of these Consolidated Financial Statements.

Concentration of credit risk

The Company’s investment securities are diversified across multiple issuers within its investment portfolio (investment securities plus cash and cash equivalents). In addition to investment securities, the Company maintains other financial instruments with various financial institutions. The Company’s largest single issuer represents less than 12% of the total carrying value of the investment portfolio and the Company limits its derivative financial instruments credit risk by maintaining contracts with counterparties having a credit rating of “A” or higher. The Company periodically reviews the credit standings of these institutions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value is defined by accounting guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the hierarchy prescribed in the accounting guidance for fair value measurements, based upon the available inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

·                        Level 1 Inputs—Quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

·                        Level 2 Inputs—Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including but not limited to quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities and observable inputs other than quoted prices such as interest rates or yield curves.

·                        Level 3 Inputs—Unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.

The Company maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy described above:

	As of December 31, 2011
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$170.5	$170.5
Corporate bonds	—	10.2	—	10.2
State and municipal obligations	—	95.5	—	95.5
U.S. Government guaranteed agency securities	—	10.0	—	10.0
Preferred stock	0.5	—	—	0.5
Total settlement assets	0.5	115.7	170.5	286.7

Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Interest rate swap contracts	—	65.4	—	65.4
Foreign currency derivative contracts	—	10.9	—	10.9
Total other long-term assets	—	76.8	—	76.8
Total assets at fair value	$0.5	$192.5	$170.5	$363.5

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$156.7	$—	$156.7
Other long-term liabilities:
Foreign currency derivative contracts	—	27.8	—	27.8
Forward-starting interest rate contracts	—	11.9	—	11.9
Total liabilities at fair value	$—	$196.4	$—	$196.4

	As of December 31, 2010
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$341.1	$341.1
Corporate bonds	—	63.0	—	63.0
Preferred stock	0.2	—	—	0.2
Total settlement assets	0.2	63.0	341.1	404.3

Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Foreign currency derivative contracts	—	7.7	—	7.7
Total other long-term assets	—	8.2	—	8.2
Total assets at fair value	$0.2	$71.2	$341.1	$412.5

	As of December 31, 2010
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$4.4	$—	$4.4
Other long-term liabilities:
Interest rate swap contracts	—	352.8	—	352.8
Foreign currency derivative contracts	—	22.2	—	22.2
Total liabilities at fair value	$—	$379.4	$—	$379.4

Settlement assets - student loan auction rate securities.  Due to the lack of observable market activity for the SLARS held by the Company as of December 31, 2011, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy. A 50 basis point change in liquidity risk premium, as well as slight changes in other factors, would impact the value of the SLARS by approximately $3 million. For additional information regarding sales, settlements and impairments of the SLARS, refer to Note 5 of these Consolidated Financial Statements.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance as of January 1, 2010	$449.7
Total gains or losses (realized or unrealized):
Included in other comprehensive income	44.7
Included in product sales and other (a)	(31.5)
Sales	(23.5)
Settlements	(98.3)
Transfers in (out) of Level 3	—
Ending balance as of December 31, 2010	341.1
Total gains or losses (realized or unrealized):
Included in other comprehensive income	1.2
Included in product sales and other (a)	(4.5)
Sales	(158.4)
Settlements	(8.9)
Transfers in (out) of Level 3	—
Ending balance as of December 31, 2011	$170.5

(a)         Includes impairments of $28.2 million and $5.2 million for the years ended December 31, 2010 and 2011, respectively.

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

Derivative financial instruments.  The Company uses derivative instruments to mitigate certain risks. The Company’s derivatives are not exchange listed and therefore the fair value is estimated under an income approach using Bloomberg analytics models that are based on readily observable market inputs. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observables including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity and, accordingly, the Company’s derivatives were classified within Level 2 of the fair value hierarchy. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized or that will be realized in the near future. Refer to Note 6 of these Consolidated Financial Statements for additional information regarding the Company’s derivative financial instruments

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the year ended December 31, 2011, the Company did not record any adjustments to the carrying value of existing assets based on non-recurring fair value measurements.

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

The fair values of the impaired assets were estimated primarily using an income approach, based on management’s current cash flow projections and using assumptions that management believed were consistent with market participant assumptions. The inputs to the valuations were largely unobservable, and the measurements were accordingly classified as Level 3. The majority of these assets were deemed fully impaired. All key assumptions and valuations were determined by and are the responsibility of management. The specific impairments are described in Note 2 of these Consolidated Financial Statements.

Note 8: Borrowings

	As of December 31,
(in millions)	2011	2010
Short-term borrowings
Senior secured revolving credit facility	$—	$—
Other	76.4	180.3
Total short-term borrowings	76.4	180.3

Current portion of long-term borrowings:
5.625% Notes due 2011	—	31.4
Capital lease obligations	57.0	58.8
Total current portion of long-term borrowings	57.0	90.2

Long-term borrowings (a):
Senior secured term loan facility due 2014, net of unamortized discount of $9.8 and $24.3	6,554.9	11,951.0
Senior secured term loan facility due 2018, net of unamortized discount of $27.2	4,626.2	—
7.375% Senior secured first lien notes due 2019, net of unamortized discount of $15.0	735.0	—
8.875% Senior secured first lien notes due 2020, net of unamortized discount of $15.4 and $17.2	494.6	492.8
8.25% Senior secured second lien notes due 2021, net of unamortized discount of $16.1 and $17.9	1,983.6	1,981.8
8.75%/10.00% PIK toggle senior secured second lien notes due 2022 (b), net of unamortized discount of $8.1 and $9.0	991.9	991.0
12.625% Senior unsecured notes due 2021, net of unamortized discount of $24.2 and $26.9	2,975.8	2,973.1
9.875% Senior unsecured notes due 2015	783.5	783.5
10.55% Senior unsecured notes due 2015 (previously senior PIK notes (b))	748.4	675.3
11.25% Senior unsecured subordinated notes due 2016	2,500.0	2,500.0
4.70% Unsecured notes due 2013, net of unamortized discount of $1.1 and $1.8	14.0	13.3
4.85% Unsecured notes due 2014, net of unamortized discount of $0.5 and $0.6	3.3	3.2
4.95% Unsecured notes due 2015, net of unamortized discount of $1.5 and $1.9	8.3	7.9
Capital lease obligations	102.2	65.9
Total long-term borrowings	22,521.7	22,438.8
Total borrowings	$22,655.1	$22,709.3

(a)                Unamortized discount amounts are as of December 31, 2011 and 2010, respectively.

(b)                Payment In-Kind (“PIK”)

Short-Term Borrowings

FDC had approximately $341 million and $428 million available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity, as of December 31, 2011 and 2010, respectively. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty and the euro. The total amounts outstanding against short-term lines of credit and other arrangements were $76.4 million and $180.3 million as of December 31, 2011 and 2010, respectively. Certain of these arrangements are uncommitted but FDC had $74.0 million and $150.6 million of borrowings outstanding against them as of December 31, 2011 and 2010, respectively. The weighted average interest rates associated with these arrangements were 5.0% and 4.0% for the years ended December 31, 2011 and 2010, respectively. Commitment fees for the committed lines of credit range from 0.36% to 2.0%.

Senior Secured Credit Facilities

Senior Secured Revolving Credit Facility. As of December 31, 2011, FDC had a $2.0 billion senior secured revolving credit facility with commitments from financial institutions to provide $1,515.3 million of credit after being reduced by a $254.1 million permanent reduction discussed in “Modifications and Amendments to the Senior Secured Credit Facilities” below and a $230.6 million commitment by an affiliate of Lehman Brothers Holdings Inc. that was terminated in June 2011. A portion of the revolving credit facility, $499.1 million, matures on September 24, 2013 while the remaining $1,016.2 million matures between June 24, 2015 and September 24, 2016 subject to certain conditions.

Up to $500 million of the senior secured revolving credit facility is available for letters of credit (of which $45.0 million and $51.9 million of letters of credit were issued under the facility as of December 31, 2011 and 2010, respectively). As of December 31, 2011, $1,470.3 million remained available.

Interest is payable at a rate equal to, at FDC’s option, either (a) LIBOR for deposits in the applicable currency plus an applicable margin or (b) the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 0.50%, plus an applicable margin. The weighted-average interest rates were 5.8% and 4.5% for the years ended December 31, 2011 and 2010, respectively. The commitment fee rate for the unused portion of this facility ranges from 0.50% to 0.75% per year.

Senior Secured Term Loan Facility.  The Company has amounts outstanding under its senior secured term loan facility under separate tranches that mature on September 24, 2014 and March 24, 2018.  A portion of each tranche is denominated in euro. Interest is payable based upon LIBOR or euro LIBOR plus an applicable margin as shown in the table below.

	Due September 24, 2014			Due March 24, 2018
	As of December 31,			As of December 31,
(in millions)	2011	2010	Rate	2011	Rate

U.S. denominated term loan	$6,154.2	$11,068.3	LIBOR + 275 bps	$4,225.3	LIBOR + 400 bps
Euro denominated term loan (U.S. dollar equivalent)	400.7	882.7	euro LIBOR + 275 bps	400.9	euro LIBOR + 400 bps
Totals	$6,554.9	$11,951.0		$4,626.2

As of December 31, 2011, FDC held interest rate swaps to mitigate exposure to variability in interest payments on the outstanding variable rate senior secured term loan. Refer to Note 6 of these Consolidated Financial Statements for a discussion of the Company’s derivatives.

The original terms of FDC’s senior secured term loan facility required the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. However, in conjunction with debt modifications and amendments discussed below, proceeds from the issuance of the 8.875% and 7.375% senior secured notes described below were used to prepay portions of the principal balances of FDC’s senior secured term loans which satisfied the future quarterly principal payments until March 2018. Therefore, the Company made no principal payments during 2011. During 2010 and 2009, the Company paid $96.2 million and $129.0 million, respectively, of principal payments on the senior secured term loan facility in accordance with the original provisions, of which $89.2 million and $119.0 million, respectively, related to the U.S. dollar denominated loan and $7.0 million and $10.0 million, respectively, related to the euro denominated loan.

The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by FDC. All obligations under the senior secured loan facility are fully and unconditionally guaranteed by substantially all domestic, wholly-owned subsidiaries of FDC, subject to certain exceptions.

Modifications and Amendments to the Senior Secured Credit Facilities. On August 10, 2010, FDC amended its senior secured credit facilities to, among other things:

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

The amendment became effective, including the changes to the credit agreement described above, on August 20, 2010 following FDC’s issuance of $510.0 million in new notes and using the net cash proceeds therefrom to prepay a like amount of FDC’s secured term loans. Refer to the “8.875% Senior Secured Notes” section below. The Company recorded $26.8 million in fees in conjunction with the debt modification. The fees were recorded as a discount on the senior secured term loans and are being amortized to interest expense over the remaining life of the loans.

On March 24, 2011, FDC further amended its credit agreement to, among other things:

(i) extend the maturity date of $1.0 billion, after giving effect to the reduction discussed below, of FDC’s revolving credit commitments (the “Revolver Extension”) under the amended credit agreement to the earliest of: (x) June 24, 2015, if on such date the aggregate outstanding principal amount of FDC’s 9.875% senior notes due 2015 and 10.55% senior notes due 2015 exceeds $750.0 million, (y) December 31, 2015, if on such date the aggregate outstanding principal amount of FDC’s 11.25% senior subordinated notes due 2016 exceeds $750.0 million and (z) September 24, 2016;

(ii) extend the maturity date of approximately $5.0 billion of term loans (consisting of approximately $4.5 billion of dollar denominated term loans and an amount of euro denominated term loans the dollar equivalent of which was approximately $0.5 billion (the “Term Loan Extension”)) under the amended credit agreement to March 24, 2018;

(iii) provide for an increase in the interest rate applicable to the revolving credit loans subject to the Revolver Extension and the term loans subject to the Term Loan Extension to a rate equal to, at FDC’s option, either (x) LIBOR for deposits in the applicable currency plus 400 basis points or (y) with regard to dollar denominated borrowings, a base rate plus 300 basis points;

(iv) provide for an increase in the commitment fee payable on the undrawn portion of the revolving credit commitments subject to the Revolver Extension to 75 basis points; and

(v) provide FDC with the ability to reduce the revolving credit commitments subject to the Revolver Extension while maintaining the revolving credit commitments not subject to the Revolver Extension in their original amount.

Accordingly, when the amended credit agreement became effective, the Company effected a permanent reduction of the revolving credit commitments that were subject to the Revolver Extension in an amount equal to $254.1 million.

The amendment became effective on April 13, 2011 following FDC’s issuance of $750 million in new notes and using the net cash proceeds from the offering to prepay approximately $735 million of its outstanding senior secured term loans, including $0.3 billion of the $5.0 billion that was extended until 2018 under the amendment discussed above.  Refer to the “7.375% Senior Secured Notes” section below.  The Company incurred $38.8 million in fees in conjunction with this modification and amendment, a significant portion of which were recorded as discounts on the senior secured term loans and the 7.375% senior secured notes and are being amortized to interest expense over the remaining life of the loans.

In February 2012, FDC announced its intention to seek amendments to its senior secured credit facilities to, among other things, (i) convert all or a portion of the Company’s existing term loans maturing September 2014 under its senior secured term loan facility into new dollar- and euro-denominated extended tranches of term loans, maturing March 2017, (ii) provide for certain increases in the Company’s ability to incur indebtedness pursuant to the incremental facility option under its senior secured credit facilities and (iii) effect certain other changes as provided for in the definitive documentation for the amendments.  The effectiveness of the amendments is subject to certain conditions, including, among other things, the Company issuing senior secured notes in an amount to be determined within 90 days of the date of the initial effectiveness of the amendment agreement.  The net cash proceeds from the issuance of the notes will be used to prepay a portion of eligible 2017 term loans.  As of March 2, 2012, FDC has obtained amendment approvals from lenders holding more than 50.1% of the commitments and loans under the senior secured credit facilities.

7.375% Senior Secured First Lien Notes

On April 13, 2011, in accordance with the terms of FDC’s amended credit agreement discussed above, FDC issued and sold $750 million aggregate principal amount of 7.375% senior secured notes due June 15, 2019. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2011.

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

8.875% Senior Secured First Lien Notes

FDC’s 8.875% senior secured notes due August 15, 2020 require the payment of interest semi-annually on February 15 and August 15 of each year.

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

Senior Secured Second Lien Notes

Interest on the 8.25% cash-pay notes is payable in cash, accrues interest at the rate of 8.25% per annum and is payable semi-annually in arrears on January 15 and July 15. The 8.25% cash-pay notes mature on January 15, 2021.

Cash interest on the PIK toggle notes accrues at a rate of 8.75% per annum and PIK interest accrues at a rate of 10.00% per annum. The initial interest payment on the PIK toggle notes will be payable in cash. For any interest period thereafter through and including the interest period ending January 15, 2014, FDC may elect to pay interest on the PIK toggle notes (i) entirely in cash, (ii) entirely by increasing the aggregate principal amount of the outstanding PIK toggle notes or by issuing PIK notes (“PIK Interest”), or (iii) on 50% of the outstanding aggregate principal amount of the PIK toggle notes in cash and on 50% of the outstanding aggregate principal amount of the outstanding PIK toggle notes by increasing the aggregate principal amount of the outstanding PIK toggle notes or by issuing PIK notes (“Partial PIK Interest”). After January 15, 2014, all interest on the PIK toggle notes will be payable in cash. If FDC elects to pay PIK Interest or Partial PIK Interest, FDC will increase the principal amount of the PIK toggle notes or issue PIK toggle notes in an amount equal to the amount of PIK Interest or the portion of Partial PIK Interest payable in PIK toggle notes for the applicable interest payment period to holders of the PIK toggle notes on the relevant record date. As of December 31, 2011 and 2010, FDC elected to pay interest on the notes entirely in cash. The PIK toggle notes mature on January 15, 2022.

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

12.625% Senior Unsecured Notes

Interest on the 12.625% senior notes is payable in cash, accrues at the rate of 12.625% per annum, and is payable semi-annually in arrears on January 15 and July 15. The 12.625% senior notes mature on January 15, 2021.

Effective in December 2011, FDC exchanged substantially all of its 12.625% senior notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable.  FDC may redeem the senior notes, in whole or in part, at any time prior to January 15, 2016, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the redemption date and a “make-whole premium.” Thereafter, FDC may redeem the senior notes, in whole or in part, at established redemption prices. In addition, on or prior to January 15, 2014, FDC may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds from certain equity offerings at established redemption prices. The 12.625% senior notes are similar in rank to FDC’s other senior notes described above.

9.875% Senior Unsecured Notes and 10.55% Senior Unsecured Notes

On December 17, 2010, FDC completed its private exchange offers (“Debt Exchange”), in which FDC offered to exchange its 9.875% Senior notes due 2015 and its 10.550% Senior PIK notes due 2015, subject to the maximum exchange amount of $6.0 billion, for the new securities, payable (i) 50% in new 8.25% Senior second lien notes due 2021 or, in new 8.75%/10.00% PIK Toggle senior second lien notes due 2022, and (ii) 50% in new 12.625% Senior Unsecured Notes due 2021. The maximum aggregate principal amount of PIK toggle notes issuable in the exchange offers was $1.0 billion. The notes issued are described in detail above. The following table presents the results of the debt exchange.

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

FDC recorded $53.8 million in fees in conjunction with the debt exchange. The fees were recorded as a discount on the new notes and are being amortized to interest expense over the remaining term of the loans.

FDC’s 9.875% senior notes due September 24, 2015 are publicly tradable and require the payment of interest semi-annually on March 31 and September 30.

FDC’s 10.55% senior notes due September 24, 2015 are publicly tradable and require the payment of interest semi-annually on March 31 and September 30. The terms require that interest on these notes up to and including September 30, 2011 be paid entirely by increasing the principal amount of the outstanding notes or by issuing senior PIK notes. Beginning October 1, 2011, interest will be payable in cash and the first such payment will be in April 2012. During 2011, 2010 and 2009, FDC increased the principal amount of these notes by $73.1 million, $362.5 million and $333.0 million, respectively, in accordance with this provision.

The 9.875% senior notes and 10.55% senior notes are unsecured and (i) rank senior in right of payment to all of FDC’s existing and future subordinated indebtedness, (ii) rank equally in right of payment to all of the existing and future senior indebtedness, (iii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iv) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes.

11.25% Senior Unsecured Subordinated Notes

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

Deferred Financing Costs

Deferred financing costs were capitalized in conjunction with certain of FDC’s debt issuances and totaled $269.8 million and $331.3 million, as of December 31, 2011 and 2010, respectively. Deferred financing costs are reported in the “Other long-term assets” line of the Consolidated Balance Sheets and are being amortized on a straight-line basis, which approximates the interest method, over the remaining term of the respective debt, with a weighted-average period of 5 years.

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

All obligations under the senior secured notes, senior secured second lien notes, PIK toggle senior secured second lien notes, senior unsecured notes, and senior unsecured subordinated notes are similarly guaranteed in accordance with their terms by each of FDC’s domestic subsidiaries that guarantee obligations under FDC’s senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured obligations noted above. FDC is in compliance with all applicable covenants.

Other

In November 2011, FDC paid off its 5.625% notes due 2011 for $32.6 million.

In June 2010, FDC paid off its 4.50% notes due 2010 for $13.1 million.

In 2009, FDC paid off its 3.90% Note due in 2009 for $10.7 million.

Maturities

The following table presents the future aggregate annual maturities of long-term debt:

Year ended December 31, (in millions)	Amount
2013	$70.5
2014	6,584.0
2015	1,555.9
2016	2,503.5
Thereafter	11,807.8

Note 9: Supplemental Financial Information

Supplemental Statements of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Year ended December 31,
(in millions)	2011	2010	2009
Investment gains	$—	$2.5	$3.0
Derivative financial instruments gains and (losses)	58.2	(58.3)	(67.4)
Divestitures, net	57.4	18.7	(12.9)
Non-operating foreign currency gains	5.3	21.2	10.5
Other	3.2	—	5.5
Other income (expense)	$124.1	$(15.9)	$(61.3)

Supplemental Balance Sheet Information

	As of December 31,
(in millions)	2011	2010
Current assets:
Accounts receivable:
Customers	$1,682.8	$1,940.7
Due from unconsolidated merchant alliances	36.8	110.1
Leasing receivables	93.1	90.0
Interest and other receivables	54.0	49.1
	1,866.7	2,189.9
Less allowance for doubtful accounts-other receivables	(14.2)	(17.0)
Less allowance for doubtful accounts-leasing receivables	(3.9)	(3.3)
	$1,848.6	$2,169.6

Other current assets:
Prepaid expenses	$113.5	$134.4
Inventory	89.3	106.2
Deferred and other income tax assets	120.1	169.0
Other	—	3.8
	$322.9	$413.4

	As of December 31,
(in millions)	2011	2010
Property and equipment:
Land	$95.8	$91.8
Buildings	322.2	340.7
Leasehold improvements	56.1	46.2
Equipment and furniture	1,026.2	947.9
Equipment under capital lease	278.5	217.0
	1,778.8	1,643.6
Less accumulated depreciation	(842.9)	(691.6)
	$935.9	$952.0

Other long-term assets:
Accounts receivable	$160.3	$150.1
Leasing Receivables, net of allowance for doubtful accounts of $10.3 (2011) and $8.8 (2010)	257.6	221.7
Investments	24.2	25.0
Regulatory and escrowed cash	13.9	13.4
Derivative financial instruments	76.3	7.7
Deferred financing costs, net of amortization	269.8	331.3
Deferred income tax assets	10.5	11.6
Pension asset	13.7	0.2
Other	17.8	19.7
	$844.1	$780.7

Other current liabilities:
Accrued interest expense	$439.5	$177.2
Other accrued expenses	537.5	534.5
Compensation and benefit liabilities	284.6	253.9
Derivative financial instruments	156.7	4.4
Due to unconsolidated merchant alliances	6.9	115.5
Other	217.9	268.2
	$1,643.1	$1,353.7

Other long-term liabilities:
Pension obligations	$91.1	$69.8
Derivative financial instruments	39.7	375.0
Income taxes payable	475.6	556.5
Other	157.2	138.3
	$763.6	$1,139.6

Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows:

	Year ended December 31,
(in millions)	2011	2010	2009
Income tax payments, net of refunds received	$67.2	$100.5	$79.0
Interest paid	1,458.2	1,494.9	1,412.2
Distributions received from equity method investments	194.8	194.1	136.7

Significant non-cash transactions. During 2011, 2010 and 2009, the principal amount of FDC’s senior notes due 2015 increased by $73.1 million, $362.5 million and $333.0 million, respectively, resulting from the “payment” of accrued interest expense.  Beginning October 1, 2011, the interest on FDC’s senior notes due 2015 is required to be paid in cash and the first such payment will be made in April 2012.

During 2011, 2010 and 2009, the Company entered into capital leases, net of trade-ins, totaling approximately $106 million, $65 million and $105 million, respectively.

The following summary details the Company’s exchange offerings during 2009, 2010 and 2011.

·                 March 2009 — Exchanged the remaining balance of the Company’s 9.875% senior unsecured cash-pay term loan bridge loans due 2015 that was not previously exchanged for senior notes having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly.

·                   September 2009 - Exchanged aggregate principal amounts of $3.2 billion of its 10.55% senior PIK notes, $2.5 billion of its 11.25% senior subordinated notes and $1.6 billion of its 9.875% senior notes (which constituted all such notes outstanding at that date) for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. Substantially all of the notes were exchanged effective September 9, 2009.

·                   December 2010 - Exchanged $3.0 billion of its 9.875% senior notes due 2015 and $3.0 billion of its 10.550% senior PIK notes due 2015 for $2.0 billion of 8.25% senior second lien notes due 2021, $1.0 billion of 8.75%/10.00% PIK toggle senior second lien notes due 2022 and $3.0 billion of 12.625% senior notes due 2021.

·                  December 2011 — Exchanged substantially all of its aggregate principal amounts of $3 billion of its 12.625% senior notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable.

There were no expenditures, other than professional fees, or receipts of cash associated with the exchange offers described above.

In November 2011, the Company contributed the assets of its transportation business to an alliance in exchange for a 30% interest in the alliance.  Refer to Note 18 of these Consolidated Financial Statements for additional information.

On June 26, 2009, the Company entered into the BAMS alliance. The Company’s and BofA’s direct contributions to the alliance consisted of non-cash assets and liabilities.

Refer to Note 13 of these Consolidated Financial Statements for information concerning the Company’s stock-based compensation plans.

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

Management Agreement

First Data has a management agreement with affiliates of KKR (the “Management Agreement”) pursuant to which KKR provides management, consulting, financial and other advisory services to the Company. Pursuant to the Management Agreement, KKR receives an aggregate annual management fee and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement provides that KKR also is entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. The Management Agreement terminates automatically upon the consummation of an initial public offering and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. During 2011, 2010 and 2009, the Company incurred $20.0 million, $20.5 million, $21.3 million, respectively, of management fees.

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

On April 12, 2011 the Company entered into an Amended and Restated Engagement Letter with KCM and others, pursuant to which KCM agreed to assist in arranging and coordinating the Company’s request for an extension of the maturity of certain commitment and loans under its senior secured lending facility.  The Company paid KCM $1.25 million in April 2011 for such services.

On April 13, 2011, the Company entered into a Purchase Agreement with, among others, KCM, in which KCM agreed to serve as one of the initial purchasers for an offering of secured notes and receive a portion of the underwriting commission for the offering.  Under the terms of the agreement, the Company paid underwriting commissions of $0.5 million to KCM.

During 2011 and 2010 the Company paid $12.0 million and $7.3 million, respectively, of expenses to Capstone Consulting LLC, a consulting company that works exclusively with KKR’s portfolio companies, for consulting, financial and other advisory services provided to the Company.

Note 11: Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options and escalation provisions. The following table presents the amounts associated with total rent expense for operating leases:

Year ended December 31, (in millions)	Amount
2011	$81.3
2010	83.7
2009	80.5

Future minimum aggregate rental commitments as of December 31, 2011 under all noncancelable operating leases, net of sublease income, were $267.0 million and are due in the following years:

Year ended December 31, (in millions)	Amount
2012	$57.6
2013	45.3
2014	31.0
2015	24.3
2016	22.3
Thereafter	86.5

Sublease income is earned from leased space which FDC concurrently subleases to third parties with comparable time periods. As of December 31, 2011, sublease amounts totaled $0.1 million in FDC obligations. In addition, the Company has certain guarantees imbedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company believes the fair value of such guarantees is insignificant due to the likelihood and extent of the potential changes.

Letters of Credit

The Company has $45.0 million in outstanding letters of credit as of December 31, 2011, all of which were issued under the Company’s senior secured revolving credit facility and expire prior to December 10, 2012 with a one-year renewal option. The letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The Company expects to renew most of the letters of credit prior to expiration.

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

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following three areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) Merchant customer matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee, and collection activities; and (3) other matters which may include issues such as employment. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $1 million for patent infringement, $0 to $31 million for merchant customer matters and $0 to $7 million for other matters, resulting in a total estimated range of possible losses of $0 to $39 million for all of the matters described above.

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

Note 12: First Data Corporation Stockholder’s Equity and Redeemable Noncontrolling Interests

Dividends

The Company’s senior secured revolving credit facility, senior secured term loan facility, senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior notes and senior subordinated notes contain restrictions on the Company’s ability to pay dividends. The restrictions are subject to numerous qualifications and exceptions, including an exception that allows the Company to pay a dividend to repurchase, under certain circumstances, the equity of Parent held by employees, officers and directors that were obtained in connection with the stock compensation plan. The Company paid cash dividends to its parent totaling $0.2 million during 2011 and $14.9 million during 2010. No dividends were paid in 2009.

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of OCI are as follows:

(in millions)	Beginning Balance	Cumulative Effect Adjustment Net of Tax	Pretax Gain (Loss) Amount	Tax (Benefit) Expense	Net-of- Tax Amount	Ending Balance
As of December 31, 2011
Unrealized gains (losses) on securities	$0.1	$—	$1.3	$0.5	$0.8	$0.9
Unrealized gains (losses) on hedging activities	(171.8)	—	158.6	59.0	99.6	(72.2)
Foreign currency translation adjustment	(400.3)	—	(79.0)	(41.0)	(38.0)	(438.3)
Pension liability adjustments	(64.9)	—	(38.8)	(14.9)	(23.9)	(88.8)
	$(636.9)	$—	$42.1	$3.6	$38.5	$(598.4)

As of December 31, 2010
Unrealized gains (losses) on securities	$(27.4)	$—	$44.0	$16.5	$27.5	$0.1
Unrealized gains (losses) on hedging activities	(242.1)	—	115.2	44.9	70.3	(171.8)
Foreign currency translation adjustment	(318.8)	—	(65.5)	16.0	(81.5)	(400.3)
Pension liability adjustments	(93.4)	—	44.9	16.4	28.5	(64.9)
	$(681.7)	$—	$138.6	$93.8	$44.8	$(636.9)

As of December 31, 2009
Unrealized gains (losses) on securities	$(11.2)	$(27.1)	$17.2	$6.3	$10.9	$(27.4)
Unrealized gains (losses) on hedging activities	(352.3)	—	172.5	62.3	110.2	(242.1)
Foreign currency translation adjustment	(542.5)	—	209.2	(14.5)	223.7	(318.8)
Pension liability adjustments	(28.9)	—	(101.1)	(36.6)	(64.5)	(93.4)
	$(934.9)	$(27.1)	$297.8	$17.5	$280.3	$(681.7)

As discussed in Note 1 of these Consolidated Financial Statements, in 2009, the Company recognized a cumulative effect adjustment of $43.3 million pretax ($27.1 million net of tax) in unrealized losses on securities and a corresponding increase in retained earnings. The cumulative effect adjustment was equal to the amount of an other-than-temporary-impairment previously recorded in the Statement of Operations.

Other First Data Corporation Stockholder’s Equity Transactions

The following table presents the effects of changes in FDC’s ownership interest in its BAMS alliance on FDC’s equity:

	Year ended December 31,
(in millions)	2011	2010	2009
Net loss attributable to FDC	$(516.1)	$(1,021.8)	$(1,086.4)
Increase in FDC’s paid-in capital for gain recognized on formation on BAMS, net of tax	—	—	20.8
Decrease in FDC’s paid-in capital for loss recognized from purchase of noncontrolling interest, including tax effect	—	(7.5)	—
Change in net loss attributable to FDC and transfers from noncontrolling interest	$(516.1)	$(1,029.3)	$(1,065.6)

Redeemable Noncontrolling Interests

As discussed in Note 3 of these Consolidated Financial Statements, during 2010, the third party owning a controlling interest in Rockmount exercised a put right on Rockmount’s beneficial interest in BAMS requiring net cash payments from FDC of $213 million. The redemption amount was based on Rockmount’s capital account balance in BAMS immediately prior to the redemption with an additional adjustment paid by the Company and Bank of America N.A. based on the level of BAMS revenues for the trailing 12 month period ended March 31, 2010.

The following table presents a summary of the redeemable noncontrolling interest activity in 2011 and 2010:

(in millions)	Redeemable Noncontrolling Interests
Balance as of January 1, 2010	$226.9
Distributions	(27.6)
Share of income	35.0
Purchase of noncontrolling interest	(213.3)
Adjustment to redemption value of redeemable noncontrolling interests	7.0
Other	0.1
Balance as of December 31, 2010	28.1
Distributions	(31.2)
Share of income	32.0
Adjustment to redemption value of redeemable noncontrolling interest	38.6
Other	(0.1)
Balance as of December 31, 2011	$67.4

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

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was as follows:

Year ended December 31, (in millions)	Amount
2011	$17.6
2010	17.1
2009	19.2

The Company has a deferred compensation plan for non-employee directors that allows each of these directors to defer their annual compensation. The plan is unfunded. For purposes of determining the investment return on the deferred compensation, each director’s account is treated as if credited with a number of shares of Holdings stock determined by dividing the deferred compensation amount by the first Board approved fair value of the stock during the year. The account balance will be paid in cash upon termination of Board service, certain liquidity events or other certain events at the fair value of the stock at the time of settlement. Due to the cash settlement provisions, the account balances are recorded as a liability and are adjusted to fair value quarterly. As of December 31, 2011, the balance of this liability was $0.5 million.

Stock Options

During the years ended December 31, 2011, 2010 and 2009, time-based options and performance-based options were granted under the stock plan. The time-based options and performance-based options have a contractual term of 10 years. Time-based options vest equally over a three to five year period from the date of issuance and performance-based options vest based upon the Company achieving certain EBITDA targets. The options also have certain accelerated vesting provisions that become effective upon a change in control, a qualified public offering, or certain termination events.

In May 2010, the Company modified the terms of time-based options and substantially all performance-based options outstanding under the stock plan. The modifications only affected active employees as of the modification date. The exercise price on previously granted time-based options was reduced from $5 to $3. The Company is continuing to recognize expense on these options based on the original grant date fair value amortized over the remaining original vesting schedule. Subsequent to the modification, due to the nature of the call rights associated with the time-based options, which expire 180 days after certain employment termination events or the latter of September 24, 2012 or a qualified public offering, the incremental stock option fair value from the change in exercise price and the total fair value of time-based options issued since the modification date will only be recognized upon the occurrence of such events. Prior to the modifications, the call rights expired 180 days after certain employment termination events or the earlier of September 24, 2012 or a change in control. In addition, substantially all outstanding performance-based options were cancelled and reissued. The reissued performance-based options have an exercise price of $3 and a tiered vesting schedule that provides for vesting of 25%, 75% or 100% of the options if the Company achieves certain EBITDA targets in any fiscal year between January 1, 2010 and December 31, 2013. The performance-based options have the same call rights as the time-based options described above.  Due to the call rights, the Company will only recognize expense on the performance-based options upon certain employment termination events or the latter of September 24, 2012 or a qualified public offering.  In conjunction with the above noted modifications, stock plan participants also received a cash bonus payment in the second quarter of 2010 totaling $7.8 million.

As of December 31, 2011 there was approximately $101 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options. Approximately $15 million will be recognized over a weighted-average period of approximately 1.9 years while approximately $86 million will only be recognized upon a qualified public offering or certain liquidity or employment termination events.

During 2011, 2010, and 2009, Holdings paid $2.9 million, $21.9 million, and $4.5 million, respectively, to repurchase shares from employees that terminated employment with the Company.

The fair value of Holdings stock options granted for the years ended December 31, 2011, 2010 and 2009 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions (excluding the effect of stock plan modifications):

	Year ended December 31,
	2011	2010	2009
Risk-free interest rate	2.86%	3.03%	3.21%
Dividend yield	—	—	—
Volatility	54.65%	51.40%	53.58%
Expected term (in years)	7	7	7
Fair value of stock	$3	$3	$3
Fair value of options	$1.73	$1.66	$1.71

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

A summary of Holdings stock option activity for the year ended December 31, 2011 is as follows:

(options in millions)	Options	Weighted-Average Exercise Price	Remaining Contractual Term
Outstanding as of January 1, 2011	70.0	$3.00
Granted	6.7	$3.00
Cancelled / Forfeited	(3.7)	$3.03
Outstanding as of December 31, 2011	73.0	$3.00	6 years
Options exercisable as of December 31, 2011	19.2	$3.00	6 years

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during 2011, 2010 and 2009. Grants were made as incentive awards. The restrictions on the awards granted subsequent to the modifications described above will lapse upon a qualified public offering, a change in control or certain employment termination or liquidity events. As such, the Company is not recognizing expense on awards granted subsequent to the modifications described above. The Company is continuing to recognize expense on the restricted stock awards granted prior to the modifications described above based on the original grant date fair value amortized over the remaining original vesting schedule. As of December 31, 2011 there was approximately $32 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock. Approximately $1 million will be recognized over a weighted-average period of approximately 1.4 years while approximately $31 million will only be recognized upon certain liquidity events or certain termination events.

During 2011, 2010, and 2009, the Company paid $0.5 million, $2.5 million, and $0.2 million, respectively, to repurchase stock awards from employees that terminated employment with the Company.

A summary of Holdings restricted stock award and restricted stock unit activity for the year ended December 31, 2011 is as follows:

(awards/units in millions)	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1, 2011	8.4	$3.19
Granted	3.0	$3.00
Cancelled / Forfeited	(0.5)	$3.06
Non-vested as of December 31, 2011	10.9	$3.14

Note 14: Employee Benefit Plans

Defined Contribution Plans

FDC maintains defined contribution savings plans covering virtually all of the Company’s U.S. employees and defined contribution pension plans for international employees primarily in the United Kingdom and Australia. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, Company matching and discretionary Company contributions.

The following table presents the aggregate amounts charged to expense in connection with these plans:

Year ended December 31, (in millions)	Amount
2011	$42.7
2010	41.1
2009	43.3

Defined Benefit Plans

The Company has a defined benefit pension plan which is frozen and covers certain full-time employees in the U.S. The Company also has separate plans covering certain employees located primarily in the United Kingdom, Greece, Austria and Germany.

As of June 30, 2009, the Company froze, with respect to future accruals, benefit increases relating to length of service, compensation and other factors under its defined benefit pension plan that covers certain employees in the United Kingdom. The Company accounted for the elimination of benefits as a curtailment which resulted in a re-measurement of the plan assets and benefit obligation. In addition, the Company changed certain assumptions used in the measurement of its benefit obligation. The re-measurement resulted in a net increase to the net pension liability and a loss, net of income taxes, recorded in other comprehensive income of approximately $53 million due most significantly to a change in the discount rate assumption. This loss was partially offset by a benefit recorded, net of income taxes, to other comprehensive income of approximately $8 million related to the curtailment of the plan. The curtailment will also decrease service cost expense in future periods.

In December 2011, the Company received judicial confirmation that a change in U.K. law restricted the Company’s ability to eliminate the effects of future compensation increases on the plan’s benefits associated with the curtailment.  As a result, benefits related to future compensation increases have been reinstated but the plan remains frozen to benefit accruals related to length of service and all other factors.  Due to this change, the Company recorded a loss of approximately $7 million, net of income taxes, in other comprehensive income.

The Company uses December 31 as the measurement date for its plans.

The following table provides a reconciliation of the changes in the plans’ projected benefit obligations and fair value of assets for the years ended December 31, 2011 and 2010, as well as a statement of the funded status as of the respective period ends.

	As of December 31,
(in millions)	2011	2010
Change in benefit obligation
Benefit obligation at beginning of period	$725.9	$741.5
Service costs	6.1	3.1
Interest costs	39.8	40.0
U.K. plan benefit reinstatement	10.9	—
Actuarial (gain)/loss	35.7	(12.0)
Termination benefits (a)	0.9	1.1
Benefits paid	(27.5)	(27.3)
Foreign currency translation	6.7	(20.5)
Benefit obligation at end of period	798.5	725.9
Change in plan assets
Fair value of plan assets at the beginning of period	656.3	598.4
Actual return on plan assets	53.9	70.0
Company contributions	29.9	31.4
Benefits paid	(25.7)	(26.8)
Foreign currency translation	6.7	(16.7)
Fair value of plan assets at end of period	721.1	656.3
Funded status of the plans	$(77.4)	$(69.6)

(a)                   Related to restructuring activities in Europe.

	Year ended December 31,
(in millions)	2011	2010
U.K. Plan:
Plan benefit obligations	$574.7	$528.9
Fair value of plan assets	588.4	529.1
Net pension asset (a)	13.7	0.2

U.S. and other foreign plans:
Plan benefit obligations	223.8	197.0
Fair value of plan assets	132.7	127.2
Net pension liabilities (b)	$91.1	$69.8
Funded status of the plans	$(77.4)	$(69.6)

(a)	Pension asset is included in the “Other long-term assets” line of the Consolidated Balance Sheets.
(b)	Pension liabilities are included in the “Other long-term liabilities” line of the Consolidated Balance Sheets.

The accumulated benefit obligation for all defined benefit pension plans was $786.8 million and $724.5 million as of December 31, 2011 and 2010, respectively.

The following table summarizes the activity in other comprehensive income, net of tax:

	Year ended December 31,
(in millions)	2011	2010	2009
Total unrecognized gain/(loss) included in other comprehensive income at the beginning of period	$(64.9)	$(93.4)	$(28.9)
Unrecognized gain/(loss) arising during the period	(17.7)	27.1	(73.1)
Curtailment	—	—	7.7
U.K. plan benefit reinstatement	(7.0)	—	—
Amortization of deferred gains/(losses) to net periodic benefit expense (a)	0.8	1.4	0.9
Total unrecognized gain/(loss) included in other comprehensive income at end of period	$(88.8)	$(64.9)	$(93.4)

(a)                   Expected amortization of deferred losses to net periodic benefit expense in 2012 is $2.1 million pretax.

Amounts recorded in other comprehensive income represent unrecognized net actuarial gains and losses. The Company does not have prior year service costs or credits or net transition assets or obligations.

The following table provides the components of net periodic benefit cost for the plans:

	Year ended December 31,
(in millions)	2011	2010	2009
Service costs	$6.1	$3.1	$6.6
Interest costs	39.8	40.0	37.6
Expected return on plan assets	(46.5)	(40.4)	(35.3)
Amortization	1.3	2.2	1.3
Net periodic benefit expense	$0.7	$4.9	$10.2

Assumptions. The weighted-average rate assumptions used in the measurement of the Company’s benefit obligations are as follows:

	As of December 31,
	2011	2010	2009
Discount rate	4.75%	5.40%	5.62%
Rate of compensation increase (a)	3.77%	4.00%	4.00%

(a)                   2011 applies to plans in Greece and the United Kingdom. 2010 and 2009 apply to a plan in Greece.

The weighted-average rate assumptions used in the measurement of the Company’s net cost are as follows:

	As of December 31,
	2011	2010	2009
Discount rate	5.21%	5.55%	6.19%
Expected long-term return on plan assets	6.83%	6.86%	6.95%
Rate of compensation increase (a)	4.24%	4.00%	3.85%

(a)                   2011 and 2009 apply to plans in Greece and United Kingdom and 2010 applies to Greece.

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

Plan assets. The Company’s pension plan target asset allocation, based on the investment policy as of December 31, 2011, is as follows:

	Target	Target
	allocation	allocation
Asset Category	U.S. plans	Foreign plans
Equity securities	40%	60%
Debt securities	60%	40%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. global equity investments. In addition, private equity securities comprise a very small part of the equity allocation. The fixed income allocation is a combination of fixed income investment strategies designed to contribute to the total rate of return of all plan assets while minimizing risk and supporting the duration of plan liabilities.

Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies. The general philosophy of the Benefit Committee in setting the allocation percentages for the domestic plan shown above is to adhere to the appropriate allocation mix necessary to support the underlying plan liabilities as influenced significantly by the demographics of the participants and the frozen nature of the plan.

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

Fair value measurements. Financial instruments included in plan assets carried and measured at fair value on a recurring basis are classified in the table below according to the hierarchy described in Note 7 of these Consolidated Financial Statements:

	As of December 31, 2011
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Investments:
Cash and cash equivalents	$3.2	$—	$—	$3.2
Registered investment companies:
Cash management fund	1.0	—	—	1.0
Equity funds	49.1	—	—	49.1
Fixed income funds	14.2	—	—	14.2
Fixed income securities	—	35.1	—	35.1
Private investment funds—redeemable (a)	—	613.1	—	613.1
Private investment funds—non-redeemable	—	—	1.0	1.0
Insurance annuity contracts	—	—	4.4	4.4
Total investments at fair value	$67.5	$648.2	$5.4	$721.1

(a)                   46% of portfolio is invested in equity index funds and 54% in fixed income investments.

	As of December 31, 2010
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Investments:
Cash and cash equivalents	$4.3	$—	$—	$4.3
Registered investment companies:
Cash management fund	1.2			1.2
Equity funds	21.1	—	—	21.1
Private investment funds—redeemable (a)	—	625.0	—	625.0
Private investment funds—non-redeemable	—	—	0.3	0.3
Insurance annuity contracts	—	—	4.4	4.4
Total investments at fair value	$26.6	$625.0	$4.7	$656.3

(a)               50% of portfolio is invested in equity index funds, 49% in fixed income investments, and 1% in other investments.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in millions)	Insurance annuity contracts	Private investment funds non-redeemable
Beginning balance as of January 1, 2010	$5.3	$0.4
Actual return on plan assets	(0.9)	—
Distributions	—	(0.1)
Ending balance as of December 31, 2010	4.4	0.3
Transfer in from level 2 (a)		1.4
Actual return on plan assets	—	—
Settlements	—	(0.7)
Ending balance as of December 31, 2011	$4.4	$1.0

(a)                   The plans value transfers into Level 3 utilizing values as of the beginning of the period.

Registered investment companies. The Company’s domestic plan has investments in shares of mutual funds, primarily small and mid-cap equity funds, that are registered with the Securities and Exchange Commission. Prices of these funds are based on Net Asset Values (“NAV”) calculated by the funds and are publicly reported on national exchanges. The plan measures fair value of these investments using the NAV provided by the fund managers.

Fixed income securities. The Company’s domestic plan has investments in several fixed income securities, primarily corporate bonds. The bonds were valued under a market approach using observable inputs including reported trades, benchmark yields, broker/dealer quotes, issuer spreads and other standard inputs.

Private investment funds—redeemable. The Company’s domestic and United Kingdom plans are invested in shares or units of several private investment funds, not the underlying assets. Redeemable private investment funds include collective trusts, comingled funds, pooled funds, limited partnerships and limited liability corporations. The funds calculate NAV on a periodic basis and are available only from the fund managers. Private investment funds are redeemable at the NAV.

Private investment funds—non-redeemable. The Company’s domestic plan has investments in several partnerships (limited partnership and limited liability corporations) for which the plan has a limited ability to redeem or transfer its interests; therefore, there is an illiquid market in which the plan can exit these investments. As a result, the plan measures fair value of these investments using estimates of fair value which come from partner capital statements provided by the partnerships.

Insurance annuity contracts. The Company’s United Kingdom Plan is invested in several insurance annuity contracts. The value of these contracts is calculated by estimating future payments and discounting them to present value. As a result, there is no market for the Plan to exit these investments.

Contributions. Contributions to the plans in 2012 are expected to be approximately $32 million.

The estimated future benefit payments, which reflect expected future service, are expected to be as follows:

Year ended December 31, (in millions)	Amount
2012	$23.2
2013	24.8
2014	26.4
2015	27.9
2016	31.6
2017-2021	181.6

The Company does not offer post-retirement health care or other insurance benefits for retired employees.

Note 15: Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. First Data’s CODM is its Chief Executive Officer. The Company is organized in three segments: Retail and Alliance Services, Financial Services and International.

The business segment measurements provided to and evaluated by the chief operating decision maker are computed in accordance with the principles listed below.

·                        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

·                           Segment results exclude divested businesses. The Company sold a merchant acquiring business in Canada as well as a debit and credit card issuing and acquiring processing business in Austria, both reported within the International segment, in November 2009 and August 2009, respectively. The International performance measures have been adjusted for 2009 to exclude the results of divested businesses.

·                        Segment revenue includes equity earnings in affiliates (excluding amortization expense) and intersegment revenue. Retail and Alliance Services segment revenue does not include equity earnings because it is reported using proportionate consolidation as described below.

·                          Segment revenue excludes reimbursable debit network fees, postage and other revenue.

·                          Segment earnings before net interest expense, income taxes, depreciation and amortization (“EBITDA”) includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses and other income (expense). Retail and Alliance Services segment EBITDA does not include equity earnings because it is reported using proportionate consolidation as described below. Additionally, segment EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine segment EBITDA are:

·                           stock based compensation and related expense is excluded;

·                         official check and money order businesses’ EBITDA are excluded;

·                         cost of data center technology and savings initiatives are excluded and represent implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expenses related to the reorganization of global application development resources (applicable to 2010 and 2009), expenses associated with domestic data center consolidation initiatives and planned workforce reduction expenses (applicable to 2010 and 2009), certain platform development and other costs directly associated with the termination of the Chase Paymentech Solutions alliance, and expenses related to the conversion of certain BAMS alliance merchant clients onto the Company’s platforms in 2011, 2010 and 2009 all of which are considered nonrecurring projects (excludes costs accrued in purchase accounting).  Effective October 1, 2011, First Data and Bank of America N.A. (“the Bank”) jointly decided to have First Data operate the Bank’s legacy settlement platform.  Transition costs associated with the revised strategy are also excluded from segment EBITDA.

·                           debt issuance costs are excluded and represent costs associated with issuing debt and modifying the Company’s debt structure;

·                         KKR related items include annual sponsor and other fees for management, consulting, financial and other advisory services.

·                        Retail and Alliance Services segment revenue and EBITDA are reflected based on the Company’s proportionate share of the results of its investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. In addition, Retail and Alliance Services segment measures reflect commission payments to certain ISO’s, which are treated as an expense in the Consolidated Statements of Operations, as contra revenue to be consistent with revenue share arrangements with other ISO’s that are recorded as contra revenue.

·                        Corporate operations include administrative and shared service functions such as the executive group, legal, tax, treasury, internal audit, accounting, human resources, information technology and procurement. Costs incurred by Corporate that are directly attributable to a segment are allocated to the respective segment. Administrative, shared service and certain information technology costs are retained by Corporate.

The following tables present the Company’s operating segment results for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31, 2011
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,974.5	$1,350.0	$1,337.9	$108.3	$5,770.7
Product sales and other	407.5	29.5	388.8	32.9	858.7
Equity earnings in affiliates (a)	—	—	34.6	—	34.6
Total segment reporting revenues	$3,382.0	$1,379.5	$1,761.3	$141.2	$6,664.0
Internal revenue	$17.5	$37.8	$9.8	$—	$65.1
External revenue	3,364.5	1,341.7	1,751.5	141.2	6,598.9
Depreciation and amortization	571.1	347.7	222.7	45.1	1,186.6
Segment EBITDA	1,407.5	593.5	454.3	(206.8)	2,248.5
Other operating expenses and other income (expense) excluding divestitures	(0.4)	(10.5)	(12.1)	45.8	22.8
Expenditures for long-lived assets	33.4	60.0	168.0	143.4	404.8
Equity earnings in affiliates	118.5	—	34.9	—	153.4
Investment in unconsolidated affiliates	1,288.9	—	201.7	—	1,490.6

	Year ended December 31, 2010
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,923.9	$1,362.2	$1,237.5	$126.8	$5,650.4
Product sales and other	390.9	46.8	353.9	23.9	815.5
Equity earnings in affiliates (a)	—	—	29.4	—	29.4
Total segment reporting revenues	$3,314.8	$1,409.0	$1,620.8	$150.7	$6,495.3
Internal revenue	$18.0	$36.0	$8.4	$—	$62.4
External revenue	3,296.8	1,373.0	1,612.4	150.7	6,432.9
Depreciation and amortization	676.2	362.9	289.9	51.2	1,380.2
Segment EBITDA	1,322.3	553.0	329.8	(178.1)	2,027.0
Other operating expenses and other income (expense) excluding divestitures	(60.2)	(8.5)	(26.4)	(21.0)	(116.1)
Expenditures for long-lived assets	27.9	69.9	171.3	100.6	369.7
Equity earnings in affiliates	104.8	—	12.5	—	117.3
Investment in unconsolidated affiliates	1,013.5	—	194.7	—	1,208.2

	Year ended December 31, 2009
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,720.1	$1,379.8	$1,197.1	$209.7	$5,506.7
Product sales and other	342.7	63.0	344.9	40.7	791.3
Equity earnings in affiliates (a)	—	—	30.1	—	30.1
Total segment reporting revenues	$3,062.8	$1,442.8	$1,572.1	$250.4	$6,328.1
Internal revenue	$16.5	$34.0	$6.5	$1.1	$58.1
External revenue	3,046.3	1,408.8	1,565.6	249.3	6,270.0
Depreciation and amortization	752.2	353.3	285.6	73.7	1,464.8
Segment EBITDA	1,193.5	645.3	398.7	(122.7)	2,114.8
Other operating expenses and other income (expense) excluding divestitures	(5.3)	(25.6)	(173.9)	(133.1)	(337.9)
Expenditures for long-lived assets	42.5	84.2	170.3	81.8	378.8
Equity earnings in affiliates	86.6	—	11.2	—	97.8
Investment in unconsolidated affiliates	1,075.8	—	215.5	—	1,291.3

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Year ended December 31,
(in millions)	2011	2010	2009
Segment Revenues:
Total reported segments	$6,522.8	$6,344.6	$6,077.7
All Other and Corporate	141.2	150.7	250.4
Adjustments to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(9.9)	8.0	(0.8)
Eliminations of intersegment revenues	(65.1)	(62.4)	(58.1)
Adjusted revenue	6,589.0	6,440.9	6,269.2
Adjustments to reconcile to Consolidated revenues:
Divested businesses	—	—	75.2
Adjustments for non-wholly owned entities (c)	179.7	224.1	(12.3)
Official check and money order revenues	9.9	(8.0)	0.8
ISO commission expense	403.5	333.8	252.7
Reimbursable debit network fees, postage and other	3,531.5	3,389.6	2,728.2
Consolidated revenues	$10,713.6	$10,380.4	$9,313.8
Segment EBITDA:
Total reported segments	$2,455.3	$2,205.1	$2,237.5
All Other and Corporate	(206.8)	(178.1)	(122.7)
Adjusted EBITDA	2,248.5	2,027.0	2,114.8
Adjustments to reconcile to “Net loss attributable to First Data Corporation”:
Divested businesses	—	1.1	43.7
Adjustments for non-wholly owned entities (c)	59.5	34.3	(21.3)
Depreciation and amortization	(1,245.0)	(1,414.4)	(1,452.3)
Interest expense	(1,833.1)	(1,796.6)	(1,796.4)
Interest income	7.9	7.8	11.7
Other items (d)	62.4	(97.4)	(351.0)
Income tax benefit	270.1	323.8	578.8
Stock based compensation	(16.9)	(16.1)	(19.2)
Official check and money order EBITDA (b)	(0.5)	(21.2)	(19.9)
Costs of alliance conversions and data center, technology and savings initiatives	(28.4)	(25.7)	(147.9)
Stock plan modification expenses	—	(7.8)	—
KKR related items	(37.4)	(28.5)	(26.5)
Debt issuance costs	(3.2)	(8.1)	(0.7)
Eliminations	—	—	(0.2)
Net loss attributable to First Data Corporation	$(516.1)	$(1,021.8)	$(1,086.4)

(a)                  Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for the International segment.

(b)                  Represents an adjustment to exclude the official check and money order businesses due to the Company’s wind-down of these businesses.

(c)                   Represent the net adjustment to reflect First Data’s proportionate share of alliance revenue and EBITDA within the Retail and Alliance Services segment and amortization related to equity method investments not included in segment EBITDA.

(d)                  Includes restructuring, litigation and regulatory settlements and impairments as applicable to the periods presented and “Other income (expense)” as presented in the Consolidated Statement of Operations.

Segment assets are as follows:

	As of December 31,
(in millions)	2011	2010
Assets:
Retail and Alliance Services	$27,882.2	$24,673.8
Financial Services	4,647.8	4,982.2
International	5,332.9	5,186.7
All Other and Corporate	2,413.4	2,701.4
Consolidated	$40,276.3	$37,544.1

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows:

	Year ended December 31,
(in millions)	2011	2010	2009
Depreciation and Amortization:
Total reported segments	$1,141.5	$1,329.0	$1,391.1
All Other and Corporate	45.1	51.2	73.7
	1,186.6	1,380.2	1,464.8
Adjustments to reconcile to consolidated depreciation and amortization:
Divested businesses	—	—	8.9
Adjustments for non-wholly owned entities	115.1	107.2	52.4
Amortization of initial payments for new contracts	42.5	38.6	27.7
Total consolidated depreciation and amortization	$1,344.2	$1,526.0	$1,553.8

Information concerning principal geographic areas was as follows:

(in millions)	United States	International	Total
Revenues
2011	$9,026.3	$1,687.3	$10,713.6
2010	8,806.8	1,573.6	10,380.4
2009	7,789.3	1,524.5	9,313.8
Long-Lived Assets
2011	$21,154.6	$3,290.5	$24,445.1
2010	21,979.0	3,424.6	25,403.6
2009	22,962.4	3,694.7	26,657.1

“International” represents businesses of significance, which have local currency as their functional currency regardless of the segments to which the associated revenues and long-lived assets applied.

Note 16: Quarterly Financial Results (Unaudited)

Summarized quarterly results for the two years ended December 31, 2011 and 2010, respectively, are as follows:

	2011 by Quarter:
(in millions)	First	Second	Third (a)	Fourth (b)
Revenues	$2,544.2	$2,749.8	$2,731.8	$2,687.8
Expenses	2,437.7	2,537.8	2,438.6	2,358.0
Interest income	1.9	1.9	1.6	2.5
Interest expense	(442.3)	(462.3)	(466.7)	(461.8)
Other income (expense)	(26.3)	(1.4)	95.4	56.4
Loss before income taxes and equity earnings in affiliates	(360.2)	(249.8)	(76.5)	(73.1)
Income tax benefit	(148.0)	(88.1)	(18.9)	(15.1)
Equity earnings in affiliates	27.7	33.5	47.8	44.4
Net loss	(184.5)	(128.2)	(9.8)	(13.6)
Less: Net income attributable to noncontrolling interests	32.6	47.6	44.1	55.7
Net loss attributable to First Data Corporation	$(217.1)	$(175.8)	$(53.9)	$(69.3)

	2010 by Quarter:
(in millions)	First	Second	Third	Fourth
Revenues	$2,402.1	$2,614.7	$2,633.1	$2,730.5
Expenses	2,332.1	2,467.9	2,492.4	2,571.3
Interest income	2.0	1.4	2.1	2.3
Interest expense	(448.9)	(450.9)	(455.8)	(441.0)
Other income (expense)	8.2	24.8	(52.3)	3.4
Loss before income taxes and equity earnings in affiliates	(368.7)	(277.9)	(365.3)	(276.1)
Income tax (benefit) expense	(138.1)	(122.4)	52.3	(115.6)
Equity earnings in affiliates	22.2	33.3	31.2	30.6
Net loss	(208.4)	(122.2)	(386.4)	(129.9)
Less: Net income attributable to noncontrolling interests	31.7	49.0	44.9	49.3
Net loss attributable to First Data Corporation	$(240.1)	$(171.2)	$(431.3)	$(179.2)

(a)               In the third quarter of 2011, the Company recorded a net $55.4 million pretax ($31.5 million after tax) benefit in the Consolidated Statement of Operations to correct cumulative depreciation and amortization errors related to purchase accounting associated with the Company’s 2007 merger with an affiliate of Kohlberg Kravis Roberts & Co. The corrections impacted amortization of initial payments for new contracts within “Revenues” ($1.6 million contra-revenue), “Expenses” ($44.3 million benefit) and amortization of equity method investments within “Equity earnings in affiliates” ($12.7 million benefit). The errors and the cumulative correction, which totaled $55.4 million in aggregate and occurred over a four year period, were deemed immaterial to prior years and the current year, respectively. Additional immaterial related amounts were recorded in the fourth quarter.

(b)               In the fourth quarter of 2011, the Company contributed the assets of its transportation business to an alliance in exchange for a 30% interest in the alliance. The Company recognized a pretax gain of $59.1 million within “Other Income (expense)” as a result of this transaction.  Refer to Note 18 of these Consolidated Financial Statements for additional information.

Note 17: Income Taxes

	Year ended December 31,
(in millions)	2011	2010	2009
Components of pretax (loss) income:
Domestic	$(898.9)	$(1,289.1)	$(1,799.2)
Foreign	292.7	118.4	205.8
	$(606.2)	$(1,170.7)	$(1,593.4)
(Benefit) provision for income taxes:
Federal	$(282.6)	$(313.9)	$(579.6)
State and local	(27.9)	(39.3)	(38.8)
Foreign	40.4	29.4	39.6
	$(270.1)	$(323.8)	$(578.8)

Effective Income Tax Rate	44.6%	27.7%	36.3%

The Company’s effective tax rates differ from statutory rates as follows:

	Year ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.5	2.0	2.1
Nontaxable income from noncontrolling interests	10.2	5.2	1.6
Impact of foreign operations (a)	3.9	1.5	2.5
Valuation allowances	(12.7)	(15.1)	(1.7)
Liability for unrecognized tax benefits	3.3	2.1	(2.5)
Impact of contribution to alliance (b)	(2.2)	0.0	0.0
Prior year adjustments	2.5	(1.2)	0.0
Other	3.1	(1.8)	(0.7)
Effective tax rate	44.6%	27.7%	36.3%

(a)          The impact of foreign operations includes the effects of tax earnings and profits adjustments, foreign losses and differences between foreign tax expense and foreign taxes eligible for the U.S. foreign tax credit.

(b)         The impact of contribution to alliance represents the tax effects resulting from the gain on the contribution of the company’s transportation business in exchange for a 30% interest in an alliance.

The Company’s income tax (benefits) provisions consisted of the following components:

	Year ended December 31,
(in millions)	2011	2010	2009
Current
Federal	$(54.0)	$(27.7)	$39.8
State and local	25.8	18.3	13.1
Foreign	61.8	57.7	67.7
	33.6	48.3	120.6
Deferred
Federal	(228.6)	(286.2)	(619.4)
State and local	(53.7)	(57.6)	(51.9)
Foreign	(21.4)	(28.3)	(28.1)
	(303.7)	(372.1)	(699.4)
	$(270.1)	$(323.8)	$(578.8)

Income tax payments, net of refunds received, of $67.2 million in 2011 were greater than current expense primarily as a result of the decreased liability for unrecognized tax benefits reducing current expense.  Income tax payments, net of refunds received, of $100.5 million in 2010 were greater than current expense primarily as a result of the decreased liability for unrecognized tax benefits reducing current expense. Income tax payments, net of refunds received, of $79 million in 2009 were less than current expense primarily as a result of the increased liability for unrecognized tax benefits increasing current expense.

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

	As of December 31,
(in millions)	2011	2010
Deferred tax assets related to:
Reserves and other accrued expenses	$450.3	$360.1
Pension obligations	44.2	43.4
Employee related liabilities	64.0	59.8
Deferred revenues	26.7	15.3
Unrealized securities and hedging (gain)/loss	42.2	101.7
Net operating losses and tax credit carryforwards	956.1	772.8
U.S. foreign tax credits on undistributed earnings	203.2	171.4
Foreign exchange (gain)/loss	61.5	23.1
Total deferred tax assets	1,848.2	1,547.6
Valuation allowance	(364.2)	(287.2)
Realizable deferred tax assets	1,484.0	1,260.4
Deferred tax liabilities related to:
Property, equipment and intangibles	(1,382.0)	(1,549.8)
Investment in affiliates and other	(532.7)	(472.6)
U.S. tax on foreign undistributed earnings	(145.9)	(113.7)
Total deferred tax liabilities	(2,060.6)	(2,136.1)
Net deferred tax liabilities	$(576.6)	$(875.7)

The Company’s deferred tax assets and liabilities were included in the Consolidated Balance Sheets as follows:

	As of December 31,
(in millions)	2011	2010
Current deferred tax assets	$108.3	$126.4
Long-term deferred tax assets	10.5	11.6
Long-term deferred tax liabilities	(695.4)	(1,013.7)
Net deferred tax liabilities	$(576.6)	$(875.7)

As of December 31, 2011 and December 31, 2010 the Company had recorded valuation allowances of $364.2 million and $287.2 million, respectively, against federal, state and foreign net operating losses and foreign tax credits. The increase to the valuation allowance of $77.0 million in 2011 was primarily due to current year foreign net operating losses which may not be utilized within the statute of limitations and foreign tax credits for which it is likely that no benefit will be realized in the future.

The following table presents the approximate amounts of federal, state and foreign net operating loss carryforwards and foreign tax credit, general business credit and minimum tax credit carryforwards:

As of December 31,
(in millions)	2011
Federal net operating loss carryforwards (a)	$1,936
State net operating loss carryforwards (b)	2,639
Foreign net operating loss carryforwards (c)	375
Foreign tax credit carryforwards (d)	129
General business credit carryforwards (e)	26
Minimum tax credit carryforwards (f)	14

(a)                   If not utilized, these carryforwards will expire in years 2015 through 2031.

(b)                  If not utilized, these carryforwards will expire in years 2012 through 2031.

(c)                   Foreign net operating loss carryforwards of $86 million, if not utilized, will expire in years 2012 through 2025. The remaining foreign net operating loss carryforwards of $289 million have an indefinite life.

(d)                  If not utilized, these carryforwards will expire in years 2017 through 2021.

(e)                   If not utilized, these carryforwards will expire in years 2025 through 2029.

(f)                     These carryforwards have an indefinite life.

A reconciliation of the unrecognized tax benefits for the year ended December 31, 2009, 2010 and 2011 is as follows:

(in millions)	Unrecognized Tax Benefits
Balance as of January 1, 2009	$371.5
Increases for tax positions of prior years	21.6
Decreases for tax positions of prior years	(5.2)
Increases for tax positions related to the current period	35.4
Decreases for cash settlements with taxing authorities	(2.9)
Decreases due to the lapse of the applicable statute of limitations	(5.4)
Balance as of December 31, 2009	$415.0
Increases for tax positions of prior years	0.5
Decreases for tax positions of prior years	(45.4)
Increases for tax positions related to the current period	1.9
Decreases for cash settlements with taxing authorities	(1.4)
Decreases due to the lapse of the applicable statute of limitations	(2.0)
Balance as of December 31, 2010	$368.6
Increases for tax positions of prior years	1.3
Decreases for tax positions of prior years	(28.5)
Increases for tax positions related to the current period	1.7
Decreases for cash settlements with taxing authorities	(1.0)
Decreases due to the lapse of the applicable statute of limitations	(7.4)
Balance as of December 31, 2011	$334.7

Most of the unrecognized tax benefits are included in the “Other long-term liabilities” line of the Consolidated Balance Sheets, net of the federal benefit on state income taxes (approximately $23 million at December 31, 2011).  However, those unrecognized tax benefits that affect the federal consolidated tax years ending December 31, 2008 through December 31, 2011 are included in the “Long-term deferred tax liabilities” line of the Consolidated Balance Sheets,” as these items reduce the Company’s net operating loss and credit carryforwards from those periods.  The unrecognized tax benefits at December 31, 2011, 2010, and 2009 included approximately $172 million, $195 million, and $217 million, respectively, of tax positions that, if recognized, would affect the effective tax rate.

During the year ended December 31, 2011, the Company’s liability for unrecognized tax benefits was reduced by $25 million after negotiating settlements with the Internal Revenue Service (“IRS”) regarding specific contested issues in the 2003 through 2006 federal tax years. The reduction in liabilities was recorded through a decrease to tax expense.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the “Income tax (benefit) expense” line item of the Consolidated Statements of Operations.  Cumulative accrued interest and penalties (net of related tax benefits) are not included in the ending balances of unrecognized tax benefits.  Cumulative accrued interest and penalties are included in the “Other long-term liabilities” line of the Consolidated Balance Sheets while the related tax benefits are included in the “Long-term deferred tax liabilities” line of the Consolidated Balance Sheets.  The following table presents the approximate amounts associated with accrued interest expense and the cumulative accrued interest and penalties:

	Year ended December 31,
	2011	2010	2009
Current year accrued interest expense (net of related tax benefits)	$9	$14	$18
Cumulative accrued interest and penalties (net of related tax benefits)	69	67	70

As of December 31, 2011, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $163 million within the next twelve months as the result of the possible closure of its 2003 through 2007 federal tax years, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.  The potential decrease relates to various federal, state and foreign tax benefits including research and experimentation credits, transfer pricing adjustments and certain amortization and loss deductions.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  As of December 31, 2011, the Company was no longer subject to income tax examination by the U.S. federal jurisdiction for years before 2003.  State and local examinations are substantially complete through 2002.  Foreign jurisdictions generally remain subject to examination by their respective authorities from 2003 forward, none of which are considered major jurisdictions.

Under the Tax Allocation Agreement executed at the time of the spin-off of The Western Union Company (“Western Union”) on September 29, 2006, Western Union is responsible for and must indemnify the Company against all taxes, interest and penalties that relate to Western Union for periods prior to the spin-off date. If Western Union were to agree to or be finally determined to owe any amounts for such periods but were to default in its indemnification obligation under the Tax Allocation Agreement, the Company as parent of the tax group during such periods generally would be required to pay the amounts to the relevant tax authority, resulting in a potentially material adverse effect on the Company’s financial position and results of operations. As of December 31, 2011, the Company had approximately $18 million of uncertain income tax liabilities recorded related to Western Union for periods prior to the spin-off date. The Company has recorded a corresponding account receivable of equal amount from Western Union, which is included as a long-term account receivable in the “Other long-term assets” line of the Company’s Consolidated Balance Sheets, reflecting the indemnification obligation.  During the year ended December 31, 2011 the uncertain income tax liabilities related to Western Union decreased by approximately $112 million as a result of agreements reached with the IRS regarding specific contested issues in the 2003 through 2006 federal tax years.  As of December 31, 2011, the Company anticipates it is reasonably possible that the uncertain tax liabilities related to Western Union may decrease by approximately $18 million within the next twelve months as the result of the possible closure of its 2003 through 2007 federal tax years.  The uncertain income tax liabilities and corresponding receivable are based on information provided by Western Union regarding its tax contingency reserves for periods prior to the spin-off date. There is no assurance that a Western Union-related issue raised by the IRS or other tax authority will be finally resolved at a cost not in excess of the amount reserved and reflected in the Company’s uncertain income tax liabilities and corresponding receivable from Western Union.  The Western Union contingent liability is in addition to the Company’s liability for unrecognized tax benefits discussed above.

The IRS completed its examination of the United States federal consolidated income tax returns of the Company for 2003 and 2004 and issued a Notice of Deficiency (the “Notice”) in December 2008. The Notice claims that the Company and its subsidiaries, which included Western Union during the years at issue, owe significant additional taxes, interest and penalties with respect to a variety of adjustments.  The Company and Western Union agreed with several of the adjustments in the Notice, and during 2010, the IRS conceded certain of the adjustments.  During the fourth quarter of 2011, the Company and Western Union reached agreements with the IRS resolving all remaining disputed adjustments in the Notice.  As a result, the Company’s liability for unrecognized tax benefits and the uncertain income tax liabilities related to Western Union on these previously disputed items were reduced to zero and an income taxes payable of $114 million was recorded, reflecting the agreements reached with the IRS related to the Western Union issues in the 2003 through 2006 federal tax years.  The Company also recorded a corresponding account receivable from Western Union, reflecting its indemnification obligation with respect to these adjustments.

Note 18: Investment in Affiliates

Operating results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

A merchant alliance, as it pertains to investments accounted for under the equity method, is an agreement between FDC and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the bank. The alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the alliance and charges fees to the alliance primarily based on contractual pricing. These fees have been separately identified on the face of the Consolidated Statements of Operations.

In November 2011, the Company formed an alliance, TCH LLC, by contributing the assets of its transportation business (a controlling interest in a business) to the alliance in exchange for a noncontrolling 30% interest in TCH, LLC.  The alliance is accounted for as an equity method investment by the Company.  The Company recognized a pretax gain of $59.1 million in the “Other income (expense)” line item of the Consolidated Statement of Operations upon deconsolidation of the Company’s assets associated with its transportation business and contribution of those assets to the alliance.

In the fourth quarter of 2011, the Company funded $160.0 million to one of its merchant alliance partners for referrals from bank branches contributed to the alliance as called for by the agreement that extended the term of the alliance in 2008.  In 2009, the Company contributed $28.0 million to the PNC alliance.

At December 31, 2011, there were ten affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and five strategic investments in companies in related markets.

A summary of unaudited financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is presented below.

	As of December 31,
(in millions)	2011	2010
Total assets	$2,727.9	$1,721.1
Total liabilities	2,495.7	1,558.5

The primary components of assets and liabilities are settlement-related accounts similar to those described in Note 4 of these Consolidated Financial Statements.

	Year ended December 31,
(in millions)	2011	2010	2009
Net operating revenues	$1,114.4	$999.1	$869.9
Operating expenses	577.4	520.6	435.1
Operating income	$537.0	$478.5	$434.8
Net income	$509.8	$455.6	$415.3
FDC equity earnings	$153.4	$117.3	$97.8

The formation of a merchant alliance accounted for under the equity method of accounting generally involves the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentages. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company.  The amount by which the total of the Company’s investments in affiliates exceeded its proportionate share of the investees’ net assets was approximately $1.4 billion and $1.1 billion at December 31, 2011 and 2010, respectively. The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized.  The estimated future amortization expense for these intangible assets as of December 31, 2011 is $112.0 million in 2012, $105.7 million in 2013, $89.7 million in 2014, $33.0 million in 2015 and $29.1 million in 2016. These amounts assume that these alliances continue as they currently exist. Much of the difference between FDC’s proportionate share of the investees’ net income and FDC’s equity earnings noted above relates to this amortization.

Note 19: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 8 of these Consolidated Financial Statements, FDC’s 9.875% senior notes, 12.625% senior notes, 10.55% senior notes and 11.25% senior subordinated notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). None of the other subsidiaries of FDC, either direct or indirect, guarantee the notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured revolving credit facility, senior secured term loan facility, the 8.875% senior secured notes and the 7.375% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries. The Guarantors further unconditionally guarantee the 8.25% senior second lien notes and 8.75%/10.00% PIK toggle senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries. The 9.875% senior note, 12.625% senior note, 10.55% senior note and 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

The following tables present the results of operations, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 to arrive at the information for FDC on a consolidated basis.

	Year ended December 31, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$4,055.9	$2,437.1	$(163.0)	$6,330.0
Product sales and other	—	551.4	358.2	(57.5)	852.1
Reimbursable debit network fees, postage and other	—	2,445.0	1,159.1	(72.6)	3,531.5
	—	7,052.3	3,954.4	(293.1)	10,713.6
Expenses:
Cost of services (exclusive of items shown below)	—	1,909.8	1,141.6	(163.0)	2,888.4
Cost of products sold	—	274.7	152.4	(57.5)	369.6
Selling, general and administrative	259.7	957.8	476.2	—	1,693.7
Reimbursable debit network fees, postage and other	—	2,445.0	1,159.1	(72.6)	3,531.5
Depreciation and amortization	8.3	743.1	493.6	—	1,245.0
Other operating expenses:
Restructuring, net	(0.6)	23.1	23.9	—	46.4
Litigation and regulatory settlements	(2.5)	—	—	—	(2.5)
	264.9	6,353.5	3,446.8	(293.1)	9,772.1
Operating (loss) profit	(264.9)	698.8	507.6	—	941.5
Interest income	0.3	0.6	7.0	—	7.9
Interest expense	(1,812.9)	(7.6)	(12.6)	—	(1,833.1)
Interest income (expense) from intercompany notes	162.5	(176.6)	14.1	—	—
Other income (expense)	59.0	68.4	(3.3)	—	124.1
Equity earnings from consolidated subsidiaries	637.9	134.5	—	(772.4)	—
	(953.2)	19.3	5.2	(772.4)	(1,701.1)
(Loss) income before income taxes and equity earnings in affiliates	(1,218.1)	718.1	512.8	(772.4)	(759.6)
Income tax (benefit) expense	(702.0)	341.3	90.6	—	(270.1)
Equity earnings in affiliates	—	153.6	(0.2)	—	153.4
Net (loss) income	(516.1)	530.4	422.0	(772.4)	(336.1)
Less: Net income attributable to noncontrolling interests	—	0.3	59.3	120.4	180.0
Net (loss) income attributable to First Data Corporation	$(516.1)	$530.1	$362.7	$(892.8)	$(516.1)

	Year ended December 31, 2010
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$4,001.7	$2,328.3	$(148.5)	$6,181.5
Product sales and other	—	542.6	319.3	(52.6)	809.3
Reimbursable debit network fees, postage and other	—	2,299.8	1,160.3	(70.5)	3,389.6
	—	6,844.1	3,807.9	(271.6)	10,380.4
Expenses:
Cost of services (exclusive of items shown below)	—	1,944.3	1,227.5	(148.5)	3,023.3
Cost of products sold	—	257.8	170.0	(52.6)	375.2
Selling, general and administrative	264.7	877.2	437.8	—	1,579.7
Reimbursable debit network fees, postage and other	—	2,299.8	1,160.3	(70.5)	3,389.6
Depreciation and amortization	7.6	937.9	468.9	—	1,414.4
Other operating expenses:
Restructuring, net	12.7	46.0	13.3	—	72.0
Impairments	—	7.8	3.7	—	11.5
Litigation and regulatory settlements	—	(2.0)	—	—	(2.0)
	285.0	6,368.8	3,481.5	(271.6)	9,863.7
Operating (loss) profit	(285.0)	475.3	326.4	—	516.7
Interest income	1.0	1.1	5.7	—	7.8
Interest expense	(1,775.2)	(6.4)	(15.0)	—	(1,796.6)
Interest income (expense) from intercompany notes	112.3	(146.4)	34.1	—	—
Other income (expense)	2.8	31.8	(24.5)	(26.0)	(15.9)
Equity earnings from consolidated subsidiaries	323.8	150.2	—	(474.0)	—
	(1,335.3)	30.3	0.3	(500.0)	(1,804.7)
(Loss) income before income taxes and equity earnings in affiliates	(1,620.3)	505.6	326.7	(500.0)	(1,288.0)
Income tax (benefit) expense	(598.5)	164.7	110.0	—	(323.8)
Equity earnings in affiliates	—	117.7	1.5	(1.9)	117.3
Net (loss) income	(1,021.8)	458.6	218.2	(501.9)	(846.9)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.2)	49.3	125.8	174.9
Net (loss) income attributable to First Data Corporation	$(1,021.8)	$458.8	$168.9	$(627.7)	$(1,021.8)

	Year ended December 31, 2009
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$4,111.5	$1,741.2	$(63.8)	$5,788.9
Product sales and other	—	521.0	304.1	(28.4)	796.7
Reimbursable debit network fees, postage and other	—	2,233.5	527.7	(33.0)	2,728.2
	—	6,866.0	2,573.0	(125.2)	9,313.8
Expenses:
Cost of services (exclusive of items shown below)	—	2,138.3	870.6	(63.8)	2,945.1
Cost of products sold	—	229.9	104.0	(28.4)	305.5
Selling, general and administrative	218.9	827.0	392.3	—	1,438.2
Reimbursable debit network fees, postage and other	—	2,233.5	527.7	(33.0)	2,728.2
Depreciation and amortization	6.0	1,063.5	382.8	—	1,452.3
Other operating expenses:
Restructuring, net	3.0	59.0	30.8	—	92.8
Impairments	—	100.2	84.9	—	185.1
Litigation and regulatory settlements	(2.7)	14.5	—	—	11.8
	225.2	6,665.9	2,393.1	(125.2)	9,159.0
Operating (loss) profit	(225.2)	200.1	179.9	—	154.8
Interest income	3.5	0.7	7.5	—	11.7
Interest expense	(1,770.7)	(7.5)	(18.2)	—	(1,796.4)
Interest (expense) income from intercompany notes	(97.3)	58.7	38.6	—	—
Other (expense) income	(88.6)	(0.2)	27.5	—	(61.3)
Equity earnings from consolidated subsidiaries	322.5	28.4	—	(350.9)	—
	(1,630.6)	80.1	55.4	(350.9)	(1,846.0)
(Loss) income before income taxes and equity earnings in affiliates	(1,855.8)	280.2	235.3	(350.9)	(1,691.2)
Income tax (benefit) expense	(769.4)	217.5	(26.9)	—	(578.8)
Equity earnings in affiliates	—	101.5	(1.2)	(2.5)	97.8
Net (loss) income	(1,086.4)	164.2	261.0	(353.4)	(1,014.6)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.1)	10.9	61.0	71.8
Net (loss) income attributable to First Data Corporation	$(1,086.4)	$164.3	$250.1	$(414.4)	$(1,086.4)

	As of December 31, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$162.2	$37.1	$286.4	$—	$485.7
Accounts receivable, net of allowance for doubtful accounts	25.3	939.4	883.9	—	1,848.6
Settlement assets (a)	—	6,093.2	4,565.1	—	10,658.3
Other current assets	45.7	212.0	65.2	—	322.9
Total current assets	233.2	7,281.7	5,800.6	—	13,315.5
Property and equipment, net of accumulated depreciation	31.4	623.5	281.0	—	935.9
Goodwill	—	9,510.5	7,694.1	—	17,204.6
Customer relationships, net of accumulated amortization	—	2,468.4	1,957.0	—	4,425.4
Other intangibles, net of accumulated amortization	606.8	638.7	633.7	—	1,879.2
Investment in affiliates	—	1,452.8	37.8	—	1,490.6
Long-term settlement assets	—	—	181.0	—	181.0
Other long-term assets	465.7	304.3	74.1	—	844.1
Investment in consolidated subsidiaries	25,242.7	5,396.2	—	(30,638.9)	—
Total assets	$26,579.8	$27,676.1	$16,659.3	$(30,638.9)	$40,276.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7.1	$113.4	$85.4	$—	$205.9
Short-term and current portion of long-term borrowings	0.3	39.6	93.5	—	133.4
Settlement obligations (a)	—	6,093.2	4,744.6	—	10,837.8
Other current liabilities	690.5	544.5	408.1	—	1,643.1
Total current liabilities	697.9	6,790.7	5,331.6	—	12,820.2
Long-term borrowings	22,422.4	69.0	30.3	—	22,521.7
Long-term deferred tax (assets) liabilities	(1,091.6)	1,677.5	109.5	—	695.4
Intercompany payable (receivable)	5,707.0	(4,618.7)	(1,088.3)	—	—
Intercompany notes	(1,887.3)	1,949.9	(62.6)	—	—
Other long-term liabilities	634.8	100.1	28.7	—	763.6
Total liabilities	26,483.2	5,968.5	4,349.2	—	36,800.9
Redeemable equity interests	—	—	67.4	(67.4)	—
Redeemable noncontrolling interest	—	—	—	67.4	67.4
First Data Corporation stockholder’s equity	96.6	21,707.5	5,580.5	(27,288.0)	96.6
Noncontrolling interests	—	0.1	60.7	3,250.6	3,311.4
Equity of consolidated alliance	—	—	6,601.5	(6,601.5)	—
Total equity	96.6	21,707.6	12,242.7	(30,638.9)	3,408.0
Total liabilities and equity	$26,579.8	$27,676.1	$16,659.3	$(30,638.9)	$40,276.3

	As of December 31, 2010
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$164.1	$21.1	$324.3	$—	$509.5
Accounts receivable, net of allowance for doubtful accounts	2.6	1,121.1	1,045.9	—	2,169.6
Settlement assets (a)	—	3,476.2	3,217.8	—	6,694.0
Other current assets	86.0	262.4	65.0	—	413.4
Total current assets	252.7	4,880.8	4,653.0	—	9,786.5
Property and equipment, net of accumulated depreciation	30.3	637.2	284.5	—	952.0
Goodwill	—	9,468.3	7,828.6	—	17,296.9
Customer relationships, net of accumulated amortization	—	2,923.8	2,299.9	—	5,223.7
Other intangibles, net of accumulated amortization	606.9	665.4	658.7	—	1,931.0
Investment in affiliates	—	1,169.9	38.3	—	1,208.2
Long-term settlement assets	—	—	365.1	—	365.1
Other long-term assets	482.4	265.5	32.8	—	780.7
Investment in consolidated subsidiaries	25,074.4	5,361.4	—	(30,435.8)	—
Total assets	$26,446.7	$25,372.3	$16,160.9	$(30,435.8)	$37,544.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$0.4	$95.2	$85.3	$—	$180.9
Short-term and current portion of long-term borrowings	31.7	44.9	193.9	—	270.5
Settlement obligations (a)	—	3,476.2	3,582.7	—	7,058.9
Other current liabilities	301.1	651.3	401.3	—	1,353.7
Total current liabilities	333.2	4,267.6	4,263.2	—	8,864.0
Long-term borrowings	22,376.0	21.8	41.0	—	22,438.8
Long-term deferred tax (assets) liabilities	(928.5)	1,838.6	103.6	—	1,013.7
Intercompany payable (receivable)	4,298.1	(3,496.7)	(801.4)	—	—
Intercompany notes	(1,253.2)	1,621.1	(367.9)	—	—
Other long-term liabilities	1,026.8	89.7	23.1	—	1,139.6
Total liabilities	25,852.4	4,342.1	3,261.6	—	33,456.1
Redeemable equity interests	—	—	28.1	(28.1)	—
Redeemable noncontrolling interests	—	—	—	28.1	28.1
First Data Corporation stockholder’s equity	594.3	21,030.4	5,864.5	(26,894.9)	594.3
Noncontrolling interests	—	(0.2)	52.5	3,413.3	3,465.6
Equity of consolidated alliance	—	—	6,954.2	(6,954.2)	—
Total equity	594.3	21,030.2	12,871.2	(30,435.8)	4,059.9
Total liabilities and equity	$26,446.7	$25,372.3	$16,160.9	$(30,435.8)	$37,544.1

(a)                  The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

	Year ended December 31, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(516.1)	$530.4	$422.0	$(772.4)	$(336.1)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	8.3	827.4	508.5	—	1,344.2
(Gains) charges related to other operating expenses and other income (expense)	(59.6)	(45.3)	27.2	—	(77.7)
Other non-cash and non-operating items, net	(546.0)	(210.1)	11.4	772.4	27.7
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(437.4)	481.7	113.2	—	157.5
Net cash (used in) provided by operating activities	(1,550.8)	1,584.1	1,082.3	—	1,115.6
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	—	(19.1)	(0.1)	—	(19.2)
Contributions to equity method investments	—	(161.5)	—	—	(161.5)
Payments related to other businesses previously acquired	—	—	3.2	—	3.2
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	1.7	—	1.7
Proceeds from sale of property and equipment	—	14.3	2.8	—	17.1
Additions to property and equipment	(4.6)	(101.3)	(97.0)	—	(202.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.0)	(161.6)	(39.3)	—	(201.9)
Distributions and dividends from subsidiaries	109.7	294.5	—	(404.2)	—
Other investing activities	1.5	6.9	(3.5)	—	4.9
Net cash provided by (used in) investing activities	105.6	(127.8)	(132.2)	(404.2)	(558.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(107.3)	—	(107.3)
Debt modification and related financing costs	(39.7)	—	—	—	(39.7)
Principal payments on long-term debt	(32.9)	(52.7)	(18.9)	—	(104.5)
Proceeds from sale-leaseback transactions	—	2.5	11.7	—	14.2
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(44.2)	(283.1)	(327.3)
Contributions from noncontrolling interest	—	—	0.8	—	0.8
Distributions paid to equity holders	—	—	(577.6)	577.6	—
Redemption of Parent’s redeemable common stock	(0.5)	—	—	—	(0.5)
Cash dividends	(0.2)	—	(109.7)	109.7	(0.2)
Intercompany	1,516.6	(1,375.9)	(140.7)	—	—
Net cash provided by (used in) financing activities	1,443.3	(1,426.1)	(985.9)	404.2	(564.5)
Effect of exchange rate changes on cash and cash equivalents	—	(14.2)	(2.1)	—	(16.3)
Change in cash and cash equivalents	(1.9)	16.0	(37.9)	—	(23.8)
Cash and cash equivalents at beginning of period	164.1	21.1	324.3	—	509.5
Cash and cash equivalents at end of period	$162.2	$37.1	$286.4	$—	$485.7

	Year ended December 31, 2010
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,021.8)	$458.6	$218.2	$(501.9)	$(846.9)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	7.6	1,036.9	481.5	—	1,526.0
Charges related to other operating expenses and other income (expense)	9.9	20.0	41.5	26.0	97.4
Other non-cash and non-operating items, net	(11.6)	(207.4)	8.8	475.8	265.6
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(608.4)	107.0	216.9	(2.9)	(287.4)
Net cash (used in) provided by operating activities	(1,624.3)	1,415.1	966.9	(3.0)	754.7
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	—	(1.7)	(0.1)	—	(1.8)
Contributions to equity method investments	—	(1.4)	—	—	(1.4)
Payments related to other businesses previously acquired	—	—	(1.4)	—	(1.4)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	21.2	—	21.2
Proceeds from sale of property and equipment	—	1.4	4.1	—	5.5
Additions to property and equipment	(4.2)	(113.0)	(92.9)	—	(210.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.7)	(116.9)	(41.0)	—	(159.6)
Distributions and dividends from subsidiaries	225.8	187.9	—	(413.7)	—
Other investing activities	3.8	135.1	14.0	(134.5)	18.4
Net cash provided by (used in) investing activities	223.7	91.4	(96.1)	(548.2)	(329.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	75.1	—	75.1
Debt modification and related financing costs	(61.2)	—	—	—	(61.2)
Principal payments on long-term debt	(143.8)	(57.0)	(19.6)	—	(220.4)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(31.0)	(185.1)	(216.1)
Purchase of noncontrolling interest	—	—	—	(213.3)	(213.3)
Distributions paid to redeemable equity holders	—	—	(7.5)	7.5	—
Distributions paid to equity holders	—	—	(368.5)	368.5	—
Redemption of Parent’s redeemable common stock	(2.5)	—	—	—	(2.5)
Redemption of redeemable equity of consolidated alliance	—	—	(347.8)	347.8	—
Cash dividends	(14.9)	—	(225.8)	225.8	(14.9)
Intercompany	1,682.5	(1,454.7)	(227.8)	—	—
Net cash provided by (used in) financing activities	1,460.1	(1,511.7)	(1,152.9)	551.2	(653.3)
Effect of exchange rate changes on cash and cash equivalents	—	0.9	(0.6)	—	0.3
Change in cash and cash equivalents	59.5	(4.3)	(282.7)	—	(227.5)
Cash and cash equivalents at beginning of period	104.6	25.4	607.0	—	737.0
Cash and cash equivalents at end of period	$164.1	$21.1	$324.3	$—	$509.5

	Year ended December 31, 2009
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,086.4)	$164.2	$261.0	$(353.4)	$(1,014.6)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	6.0	1,153.7	394.1	—	1,553.8
Charges related to other operating expenses and other income (expense)	88.4	173.9	88.2	—	350.5
Other non-cash and non-operating items, net	38.8	(86.9)	0.9	353.4	306.2
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(795.7)	903.6	(304.2)	—	(196.3)
Net cash (used in) provided by operating activities	(1,748.9)	2,308.5	440.0	—	999.6
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	—	(10.8)	(74.0)	—	(84.8)
Contributions to equity method investments	—	(158.4)	—	128.7	(29.7)
Payments related to other businesses previously acquired	—	(14.6)	(0.1)	—	(14.7)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	88.1	—	88.1
Proceeds from sale of property and equipment	—	7.1	0.5	—	7.6
Additions to property and equipment	(8.0)	(92.2)	(98.9)	—	(199.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(2.6)	(135.5)	(41.9)	—	(180.0)
Other investing activities	105.9	3.1	(16.8)	(109.0)	(16.8)
Net cash provided by (used in) investing activities	95.3	(401.3)	(143.1)	19.7	(429.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(18.0)	—	(188.1)	—	(206.1)
Principal payments on long-term debt	(175.1)	(39.8)	(28.2)	—	(243.1)
Proceeds from sale-leaseback transactions	—	—	21.8	—	21.8
Proceeds from issuance of common stock	—	—	321.7	(321.7)	—
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(10.0)	—	(10.0)
Contribution from noncontrolling interests	—	—	—	193.0	193.0
Cash dividends	—	—	(109.0)	109.0	—
Intercompany	1,940.8	(1,879.5)	(61.3)	—	—
Net cash provided by (used in) financing activities	1,747.7	(1,919.3)	(53.1)	(19.7)	(244.4)
Effect of exchange rate changes on cash and cash equivalents	—	(1.4)	6.3	—	4.9
Change in cash and cash equivalents	94.1	(13.5)	250.1	—	330.7
Cash and cash equivalents at beginning of period	10.5	38.9	356.9	—	406.3
Cash and cash equivalents at end of period	$104.6	$25.4	$607.0	$—	$737.0

FIRST DATA CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

(dollars, in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
Year ended December 31, 2011 deducted from receivables	$29.1	$61.3	$0.0	$62.0	$28.4
Year ended December 31, 2010 deducted from receivables	$22.5	$68.7	$0.0	$62.1	$29.1
Year ended December 31, 2009 deducted from receivables	$23.8	$59.3	$0.0	$60.6	$22.5

(a)                  Amounts related to business divestitures and write-offs against assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011, to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Framework to Internal Control Environment. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Data Corporation

We have audited First Data Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Data Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Data Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Data Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, equity and comprehensive income (loss) for each of the three years in the period ended December 31, 2011 and our report dated March 5, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 5, 2012

ITEM 9B.                              OTHER INFORMATION

On March 3, 2012, the Company established salary and target bonus amounts for 2012 for the Named Executive Officers of the Company under the First Data Corporation Senior Executive Incentive Plan as set forth in Exhibit 10.30 to this Form 10-K.

On March 3, 2012, First Data Holdings Inc., the parent corporation of the Company, approved equity grants and compensation for the Named Executive Officers of the Company under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates as set forth in Exhibit 10.30 to this Form 10-K.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and members of the Board of Directors (the “Board”) are as follows:

Name	Age	Position
Jonathan J. Judge	58	Chief Executive Officer and Director
Peter W. Boucher	57	Executive Vice President
John Elkins	59	Executive Vice President and Chief Marketing Officer
Mark Herrington	48	Executive Vice President
Kevin M. Kern	56	Executive Vice President and Chief Technology Officer
Edward A. Labry III	49	Executive Vice President
David R. Money	56	Executive Vice President, General Counsel and Secretary
Ray E. Winborne	44	Executive Vice President and Chief Financial Officer
James R. Fisher	56	Director
Joe W. Forehand	63	Director and Chairman of the Board
Henry R. Kravis	68	Director
Scott C. Nuttall	39	Director
Tagar C. Olson	34	Director

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

John Elkins joined the Company as Executive Vice President and Chief Marketing Officer in September 2009.  In January 2011 he was appointed head of the Company’s business outside North America, including the Asia Pacific, Europe, Middle East and Africa, and Latin America regions.  Prior to joining the Company, Mr. Elkins served as a senior advisor to McKinsey & Company from November 2007 to September 2009. He also previously served as Executive Vice President and Chief Marketing Officer for Visa International from April 2003 to November 2007. Elkins is the founder and former Chairman and CEO of FutureBrand, a worldwide corporate brand, retail, industrial and packaging strategy and design consultancy.

Mark Herrington has been an Executive Vice President of the Company since May 2011. He previously served as the general manager of the Company’s Retail Solutions division from October 2007 to May 2011.  Mr. Herrington cofound Money Network, LLC in 2001 and served as President at the time the Company acquired a majority interest in Money Network, LLC in June 2005.

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

Edward A. Labry III has been Executive Vice President since February 2006 and President, First Data — North America since January 2011. Mr. Labry was President, Retail and Alliance Services from February 2009 until January 2011 and President, First Data USA from September 2007 to February 2009. He served as the Company’s President of Commercial Services from January 2006 to September 2007. From May 2005 to January 2006 he was President of the Company’s Prepaid Services business and from

February 2004 to May 2005 he was special assistant to the Company’s Chairman. Mr. Labry joined Concord EFS, Inc., in 1985 and served as President at the time the Company acquired Concord EFS, Inc. He is a board member of Dixon Gallery and Gardens, Hutchison School and Cumberland University.

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

Henry R. Kravis has been a member of the Board since September 2009. Mr. Kravis, a pioneer of the private equity industry, co-founded KKR in 1976 and is its Co-Chairman and Co-Chief Executive Officer.  He is actively involved in managing KKR and serves on its regional Private Equity Investment and Portfolio Management Committees.  In addition to serving on the board of the general partner of KKR & Co. L.P., Mr. Kravis currently serves on the board of China International Capital Corporation Limited.  He also serves as a director, chairman emeritus or trustee of several cultural, professional and education institutions, including The Business Council, Claremont McKenna, Columbia Business School, the Council on Foreign Relations, Mount Sinai Hospital, the New York City Investment Fund, Partnership for New York City, Rockefeller University, and Tsinghua University School of Economics and Management.  He earned a B.A. from Claremont McKenna College in 1967 and an M.B.A. from the Columbia Business School in 1969.  Mr. Kravis has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies.

Scott C. Nuttall has been a member of the Board since September 2007 and is a Member of KKR. Mr. Nuttall joined KKR in 1996 and heads KKR’s Global Capital and Asset Management Group which includes the Client and Partner Group, KKR Capital Markets and KKR Asset Management. He has played a significant role in KKR’s private equity investments in Alea Group Holdings, Amphenol, Bristol West Holdings, Capmark Financial, First Data Corporation, KinderCare Learning Centers, Legg Mason, Masonite International, Walter Industries and Willis Group. Mr. Nuttall is currently a member of the board of directors of KKR Financial Holdings and Legg Mason.  He is actively involved in funds affiliated with KKR and is a member of KKR’s Management Committee. Prior to joining KKR, he was with the Blackstone Group where he was involved in numerous merchant banking and merger and acquisition transactions. He received a B.S., summa cum laude, from the University of Pennsylvania.

Tagar C. Olson has been a member of the Board since September 2007. Mr. Olson joined KKR in 2002 and is a Member and Co-Head of KKR’s Financial Services industry team within the Private Equity platform. Mr. Olson has played a significant role in the investments in Santander Consumer USA, First Data Corporation, KKR Debt Investors, Legg Mason, Visant, Capmark, KSL Holdings, KSL Recreation, Masonite, and Yellow Pages Group. Currently, he is on the board of directors of Santander Consumer USA and Visant.  Prior to joining KKR, Mr. Olson was with Evercore Partners Inc., where he was involved in a number of private equity transactions and mergers and acquisitions. He holds a B.S. and B.A.S., summa cum laude, from the University of Pennsylvania.

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

PART III

ITEM 11.                                                EXECUTIVE COMPENSATION

FIRST DATA CORPORATION

COMPENSATION DISCUSSION AND ANALYSIS

FISCAL YEAR 2011

EXECUTIVE SUMMARY

In 2011, the Governance, Compensation and Nominations Committee (the “Committee”) of First Data Corporation (“FDC” or the “Company”) based funding for executive incentives on a comprehensive view of company performance, including financial and strategic achievements.  During 2011, the Committee rewarded employees, including senior executives of FDC based on improved financial performance during 2011 and significant progress against First Data’s six strategic pillars.  Key initiatives supporting each pillar are carefully tracked and results are monitored via a balanced scorecard of related metrics.  This successful overall performance was supported by financial results which, year over year, as measured by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), were 11% greater than 2010.

During 2011, FDC solidified its executive team by making the following changes to better serve our customers around the world, leverage our broad global product set and position the company to fully take advantage of regulatory changes and emerging developments in the payments industry.

·                  January appointment of Ed Labry as President, First Data — North America;

·                  March appointment of John Elkins as President, First Data — International Regions; Mr. Elkins also retained his role as head of global strategy.

FDC remains committed to a compensation philosophy, strategy, and process that incents and rewards both short-term and long-term company performance. Details of the compensation philosophy and programs are addressed within the appropriate sections of the following discussion.

ROLE OF THE COMMITTEE

The Committee reviews and approves all aspects of FDC’s compensation programs for its executive officers. Specifically, under its charter, the Committee is tasked with:

·                  establishing FDC’s compensation philosophy;

·                  evaluating performance and setting compensation for FDC’s executive officers;

·                  overseeing regulatory compliance with respect to compensation matters; and

·                  delegating to and monitoring various subcommittees with responsibility for administrative and legal compliance for retirement and benefit plans.

During 2011, the Committee was comprised of Scott C. Nuttall and Henry R. Kravis.  All of the foregoing individuals are affiliated with Kohlberg Kravis Roberts & Co. (“KKR”) and, therefore, not deemed independent Directors.  Disclosure of payments between FDC and KKR affiliates are described in Item 13 of this Form 10-K.

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

ROLE OF MANAGEMENT

FDC’s management provides information, data, analysis, updates and recommendations to the Committee. Specifically, management provides recommendations on pay levels for executive officers other than the Chief Executive Officer (“CEO”) as well as the design of all material compensation and benefit plans. Finally, management is responsible for the administration of FDC’s executive compensation programs and policies.

EXECUTIVE COMPENSATION PROGRAM OBJECTIVES

Executive Compensation Philosophy

FDC’s executive compensation philosophy and corresponding pay practices are designed to create a strong incentive for FDC executives to achieve the Company’s financial and strategic objectives, resulting in increased value for shareholders.

Alignment of the executives’ interests with the interest of shareholders is created via equity compensation and annual incentive compensation, the value of which is driven by company performance over the long and short term, respectively.  Other than base pay, FDC offers few non-performance based elements of compensation, such as executive benefits and perquisites.

When considering the design of FDC compensation plans, incentive plan funding schemes, and individual compensation decisions, the Committee carefully considers each of the following four guiding principles of FDC’s executive compensation programs.  These objectives work together to bring an appropriate balance to FDC compensation programs and have remained a consistent guide for the Committee over the last several years.

·                  Align compensation with company performance and creation of shareholder value

·                  Facilitate equity ownership

·                  Drive behaviors consistent with FDC’s core values

·                  Pay at a competitive market position

Align Compensation with Company Performance and Creation of Shareholder Value

The Committee places a great emphasis on the alignment of compensation with increased shareholder value. The annual cash incentive and annual equity plans described below primarily drive this alignment.

Annual cash incentives are funded each year on the basis of overall company performance, while equity-based incentives are designed to provide greater value to executives when they achieve long-term value creation.  Together, these elements of compensation reinforce the relationship between pay and performance.

FDC’s incentive structure creates a strong incentive for executives to drive company performance over both the short and long term, while ensuring alignment between long-term shareholder and executive interests.

Facilitate Equity Ownership

The 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (the “2007 Equity Plan”) facilitates significant equity ownership by executive officers.  All executive officers have purchased shares of stock and received matching grants of stock options in Holdings. The Holdings Committee believes that by requiring a personal investment in Holdings, the 2007 Equity Plan is a powerful mechanism to facilitate equity ownership and closely align executive and shareholder interests.  Beginning in 2011, executives are also eligible for annual equity grants which are intended to further reinforce this alignment.

Drive Behaviors Consistent with FDC’s Core Values

FDC is entrusted with highly sensitive and confidential customer information and therefore requires the highest level of integrity from its employees.  During 2011, FDC stressed its vision, mission and core values to reflect FDC’s purpose, long-term vision and the global employee attitudes and attributes that drive the Company’s success in the marketplace.  FDC’s five core values are:  Put Customers First, Empower our People, Act with Integrity, Deliver Excellence and Enjoy the Journey.

Executive behavior is considered by the Committee when determining annual executive incentive awards and all other compensation decisions.  Furthermore, FDC’s annual objectives and strategies are closely aligned with FDC’s vision, mission and values.  Success against these objectives and strategies is a key consideration in the Committee’s evaluation of overall company performance.

Pay at a Competitive Market Position

FDC and the Committee review the Company’s executive compensation practices and targets against a peer group of companies on an annual basis.  FDC’s current competitive positioning and the impact future decisions may have on such positioning are carefully evaluated. The peer group used to assess competitive positioning reflects FDC’s direct business competitors and companies with which FDC competes for talent.

FDC’s peer group remains the same as in 2010 and is comprised of direct competitors, frequently identified peer companies to FDC’s direct competitors, and other companies deemed comparable to FDC in terms of industry, pay practices, revenue and market value.  The 2011 peer group includes the following 21 companies:

· Accenture	· ADP	· American Express
· Capital One Financial	· Computer Sciences Corp.	· Discover Financial
· eBay	· Fidelity Nat’l Info Services	· Fifth Third Bancorp
· Fiserv	· Mastercard	· PNC Financial Services
· SAIC	· SLM Corp.	· State Street Corp.
· SunTrust Banks	· Symantec Corp.	· Total System Services
· Visa	· Western Union	· Yahoo!

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

In order to successfully attract and retain top performing executives, FDC annually reviews market data and aims to provide base pay and short-term cash incentive opportunities between the median and 75th percentile of its peer group companies.  As a privately held company, competitive cash compensation programs are required for FDC to attract and retain top talent due to the uncertain time horizon and lack of liquidity associated with FDC’s equity-based compensation vehicles.

The foundation of FDC’s long-term incentive program (more fully described below) is structured around an initial purchase of shares by each executive and a proportional one-time grant of options.  To ensure ongoing competitive compensation for executives and to strengthen long-term alignment, an annual equity grant program was started in 2011 and is further described below.  Grants under this new annual program are generally below public company market levels due to the unique nature of FDC’s ownership and overall equity compensation structure.  As a private company, the Committee recognizes that directly comparing FDC’s total compensation and equity-based long-term incentives against public company peers is challenging.

ELEMENTS OF COMPENSATION

Compensation for FDC’s executive officers is delivered through:

·                  base salary;

·                  annual cash incentives;

·                  equity;

·                  perquisites; and

·                  retirement plans.

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

During the 2011 annual pay review process which included consideration of individual performance, salary increase trends and competitive market pay for each executive position, Mr. Winborne received an increase to $600,000 (4.3% increase), Mr. Elkins received an increase to $575,000 (4.4% increase), and Mr. Kern received an increase to $575,000 (4.4% increase).  Aside from the pay adjustments listed above, the Committee did not approve any other executive pay increases for 2011.

For 2012, no base pay adjustments have been made to executive officers, with the exception of Mr. Elkins, whose base pay will be increased to $625,000, effective March 1, 2012, to reflect his 2011 promotion to President, First Data International Regions.  Current base salary levels for named executive officers are as follows:

	Base Salary as of December 31, 2011	Base Salary as of March 1, 2012
Jonathan J. Judge, Chief Executive Officer	$1,500,000	$1,500,000
Edward A. Labry III, Executive Vice President & President, First Data — North America	$1,000,000	$1,000,000
John Elkins, Executive Vice President & President, First Data — International Regions	$575,000	$625,000
Ray E. Winborne, Executive Vice President & Chief Financial Officer	$600,000	$600,000
Kevin M. Kern, Executive Vice President, Operations & Technology	$575,000	$575,000

Annual Cash Incentives

Plan Design and Mechanics

Executive officers are eligible to receive a performance-based annual cash incentive under the FDC Senior Executive Incentive Plan (“SEIP”). SEIP payouts to executive officers are based on target annual cash incentive levels established by the Committee on the basis of company financial performance and established strategic objectives for the year.  The SEIP is an essential element of FDC’s compensation program because the awards are driven by company performance.

At the beginning of 2011, the Committee approved target bonus levels for all executive officers. The Committee also approved a fully discretionary funding structure for 2011 for the SEIP.  This structure was deemed most appropriate to ensure the Committee maintained the discretion and ability to appropriately incent and reward the performance of each executive based upon all factors relevant to the evaluation of company performance.  Company performance was evaluated based on key financial metrics such as revenue and EBITDA and achievements which advanced progress against First Data’s six strategic pillars.  Non-financial progress was measured via a balanced scorecard of metrics measuring results related to each of FDC’s six strategic pillars: (i) Best Products Enabled with Best Technology ; (ii) Profitable Top-Line Revenue Growth ; (iii) Global Business Delivered Locally ; (iv) Continuous Operational Improvement; (v) Inter-Generational Leadership; and (vi) Customer First.

Determination of 2011 Awards

The 2011 awards to be paid in March of 2012 to executive officers under the SEIP were determined by the Committee after careful evaluation of FDC and executive performance during 2011.  The Committee considered both financial and strategic results during the year in determining SEIP funding for 2011.  The Committee established a 95% funding level for the SEIP based on a combination of strong financial performance and strong progress and accomplishments in key strategic areas such as margin improvement, customer alignment, product innovation and operational efficiency, including:

·                  Creation of a client-centric structure in the North America business

·                  Significantly expanding international margins

·                  Increasing technology reliability and security

·                  Launching Google Wallet and expanding product pipeline

·                  Improving capital structure via refinancing activities and working capital savings

·                  Successfully closing deal to operate Bank of America’s merchant platform

·                  Building employee engagement, a pay for performance culture and talent development

The Committee awarded each executive 95% of their individual incentive target for the year, with the exception of Mr. Elkins who received the equivalent of 95% of target payout based on a 125% of base pay SEIP target due to his promotion to President, First Data International Regions.

	2011 SEIP Target	SEIP Funding Percent	2011 SEIP Payout
Jonathan J. Judge	$2,250,000	95%	$2,137,500
Edward A. Labry III	$1,250,000	95%	$1,187,500
John Elkins	$575,000	95%	$682,813
Ray E. Winborne	$600,000	95%	$570,000
Kevin Kern	$575,000	95%	$546,250

Determination of 2012 Targets and Funding

When establishing executive officer target award levels under the SEIP, the Committee considers multiple factors including: FDC’s 75th percentile target level for annual cash incentives, each executive’s base salary level and the scope and responsibilities of each executive’s position.  For 2012, the Committee concluded that the annual cash incentive targets for FDC’s executive officers met all FDC compensation objectives and should remain unchanged from 2011 levels on a percentage of base pay basis, with the exception of Mr. Elkins, whose percentage was increased to 125% as a result of his 2011 promotion. Incentive targets for 2012 each named executive officer are as follows:

	2012 SEIP Target as a % of Base Pay	2012 SEIP Target in $
Jonathan J. Judge	150%	$2,250,000
Edward A. Labry III	125%	$1,250,000
John Elkins	125%	$781,250
Ray E. Winborne	100%	$600,000
Kevin Kern	100%	$575,000

At the beginning of 2012, the Committee approved a discretionary funding mechanism for the SEIP for the 2012 plan year. The Committee will determine the funding level at its discretion at the end of the year after considering FDC’s 2012 financial performance and performance against key metrics and objectives aligned to the six pillars of FDC’s strategy.

Equity

The equity compensation program is intended to align long-term compensation opportunities with the interests of beneficial shareholders of the Company. Specifically, the purpose of the 2007 Equity Plan is to promote FDC’s long-term financial interests and growth by:

·                  attracting and retaining executives with the experience and abilities required to make a substantial contribution to the success of the Company;

·                  rewarding executives for long-term commitment and the creation of value over the long term;

·                  motivating executives by means of growth-related incentives tied to achievement of long range goals; and

·                  aligning the interests of the Company’s executives with those of the Company’s majority beneficial shareholders.

2007 Equity Plan

The 2007 Equity Plan allowed executives to invest in Holdings by purchasing shares of restricted common stock. For each share of stock purchased, a proportional amount of stock options was granted.  Prior to 2011, the Holdings Committee approved such share purchases and option grants for all executive officers.

In February 2011, an additional share purchase and option grant was approved for Mr. Winborne subsequent to his 2010 appointment as Chief Financial Officer.  Mr. Winborne was granted 887,500 stock options on February 1, 2011, of which, one half have time-based vesting over a five year period and one half have performance based vesting subject to FDC’s attainment of the following EBITDA targets by 2013.

EBITDA Target	Vesting %
$2.8 Billion	25%
$3.1 Billion	75%
$3.4 Billion	100%

2011 Equity Awards

In 2011, the Holdings Committee implemented an annual equity grant program for FDC executives in order maintain a more competitive overall total compensation structure and promote long-term retention of key talent.  Annual grants will be made on a discretionary basis, with amounts determined in the sole discretion of the Holdings Committee based on each executive’s role and performance.  Per his employment agreement, Mr. Judge has an annual equity award target value of $1,000,000.  Mr. Judge’s 2011 award was pro-rated based on his October 1, 2010 hiring.

2011 grants were made half in time-vested options and half in restricted stock awards, based on the grant date fair value of $3 per share of stock and a grant of two options for each share of restricted stock granted.  Equity awards made pursuant to this structure in 2011 were made under the 2007 Equity Plan.  Restricted shares vest upon the later of three years from grant date or a liquidity event, as defined by the plan.  Time options vest one-third per year over a three year period from the grant date.

The following equity awards were approved for executive officers in March 2011:

	Stock Option Grant	Restricted Stock Award
Jonathan J. Judge	83,333	41,667
Edward A. Labry III	200,000	100,000
John Elkins	160,000	80,000
Ray E. Winborne	160,000	80,000
Kevin Kern	175,000	87,500

The Committee believes that annual equity grants in conjunction with: (1)  personal investments by senior executives in Holdings stock with a long holding period, (2) making a proportional one-time grant of stock options with a relatively long five year vesting period, and (3) performance-based vesting requirements on one half of all investment-matching options granted, is an effective approach to align the interests of executives and shareholders, as well as maximize teamwork, retention and motivation within the executive team.

General Provisions for Options and Purchased Shares under the 2007 Equity Plan

Options granted in 2010 and prior:  Vesting of all time options is fully accelerated upon a Change in Control or a Liquidity Event, as defined in the 2007 Equity Plan. Vesting of all performance options is fully accelerated upon a Change in Control or a Liquidity Event only if one of the following conditions is also met: (a) the Sponsor IRR (as defined in the 2007 Equity Plan) is achieved, or (b) the Sponsor Return (as defined in the 2007 Equity Plan) is achieved.

Options granted in 2011:  Initial Public Offering (“IPO”) or sale of First Data has no impact on options vesting unless the Sponsor’s (KKR’s) stake drops to a level below 10% of their original investment.  If it does, then all options granted in 2011 become

100% vested.  If the sale of First Data results in a Change in Control whereby the sponsor stake drops below 50% and the sponsor no longer controls a majority of the Board all call rights are eliminated and options granted in 2011 become 100% vested.

If an option holder terminates employment with FDC for any reason, all options are subject to call rights by Holdings until the later of September 24, 2012 or a Change in Control or a Liquidity Event, as defined in the 2007 Equity Plan.

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

Restricted Stock Awards/Restricted Stock Units awarded in 2011 will have the restrictions lapse/vest at the later of:  (a) three years from grant date (March 18, 2014), and (b) following an IPO plus any mandatory lock-up period (up to 180 additional days from IPO).

Grant Process

Equity grants made during 2011 under the 2007 Equity Plan were made at the then-current fair market value ($3) on the date of each grant respectively. Fair market value was determined by the full Holdings Board at the time of grant. Equity grants were made on the date the grants were approved by the Committee.

Perquisites

FDC’s compensation philosophy is to focus on performance-based forms of compensation while providing only minimal, but competitive, executive benefits and perquisites.  Reimbursement for relocation and moving expenses and an annual stipend for personal financial planning are offered to FDC’s executive officers.  Executives are also authorized to use the corporate aircraft for personal purposes in limited instances.  The Company also makes private golf facilities available to executives for limited personal use.

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

Competitive analysis indicates that the relocation and financial planning benefits are comparable to what is offered by other companies with whom the Company competes for talent. The Committee reviews the appropriateness of perquisites provided to executive officers on an annual basis.

Retirement Plans

In 2011, all employees in the U.S., including executive officers, were eligible to participate in the First Data Corporation Incentive Savings Plan (“ISP”). The ISP is a qualified 401(k) plan designed to comply with Internal Revenue Service (“IRS”) safe harbor rules. FDC maintains the ISP to allow employees to save for their retirement on a pre-tax basis and provides company contributions to help employees build retirement savings. FDC offers the ISP not only because it is a market competitive practice, but it is critical to provide a vehicle for its employees to save for retirement.

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

EMPLOYMENT AGREEMENTS WITH FDC EXECUTIVES

Letter Agreement with Mr. Judge

First Data Corporation and Holdings have entered into an employment agreement with Mr. Judge effective as of October 1, 2010 (the “Employment Agreement”). A copy of the Employment Agreement was filed included in the Current Report on Form 8-K filed on September 28, 2010.  The Employment Agreement provides for an initial five year term and automatic one-year extensions after such time unless terminated by either party with prior written notice.

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

Employment Agreement with Mr. Labry

In connection with the Company’s merger with Concord EFS, Inc., on April 1, 2003 an employment agreement was entered into with Edward A. Labry III, President, First Data — North America. The agreement provided Mr. Labry’s compensation for the initial employment period and that he may be eligible for additional compensation under certain Company plans or arrangements. Under the agreement, Mr. Labry agreed not to compete with the Company, or solicit any employees or customers of the Company, during his employment with the Company and twelve months thereafter. The initial employment period was February 26, 2004 through February 26, 2006. However, the agreement automatically extends for additional thirty (30) day periods unless either party gives notice to the other party fifteen (15) days before the end of an employment period. As of the date hereof, neither party has provided notice to terminate the agreement.

TAX AND ACCOUNTING CONSIDERATIONS

During 2011, Internal Revenue Code Section 162(m) limitations on tax deductibility of compensation did not apply to FDC as the Company’s common stock is not registered or publicly traded. The Committee has not considered Internal Revenue Code Section 162(m) deductibility limitations in the planning of 2011 compensation since they do not apply.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James R. Fisher	40,000	0	0	0	0	0	40,000
Joe W. Forehand (1)	800,000	0	0	760,000	0	0	1,560,000
Henry R. Kravis	40,000	0	0	0	0	0	40,000
Scott C. Nuttall	40,000	0	0	0	0	0	40,000
Tagar C. Olson	40,000	0	0	0	0	0	40,000

FDC Directors do not receive compensation. However, all of the Directors of FDC are also Directors of FDC’s parent company, Holdings. The Board of Directors of Holdings has approved an annual cash retainer for each non-employee director of Holdings, other than Mr. Forehand, of $40,000 per year.

All Directors other than Mr. Forehand are eligible to defer up to 100% of their retainer in the First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan and each such Director elected to defer 100% of their retainer earned in 2011. Deferrals in the Non-Employee Director Deferred Compensation Plan track the value of shares of Holdings and are payable to participants only upon Separation of Service or Death. Mr. Forehand deferred his compensation as a non-employee director of Holdings and participated in the 2008 Non-Employee Director Deferred Compensation Plan through March 31, 2010.

(1)          Mr. Forehand received a non-executive Chairman compensation package from Holdings consisting of $800,000 per year payable in monthly installments and an annual bonus determined at the discretion of the Holdings Committee, with a target amount of $800,000.  Based on the 95% company performance factor in 2011, his 2011 bonus was $760,000.

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

GOVERNANCE, COMPENSATION AND NOMINATIONS COMMITTEE

Scott C. Nuttall (Chairperson)

Henry R. Kravis

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)

Jonathan J. Judge,	2011	1,500,000	2,137,500	125,001	146,249	0	0	662,524	4,571,274
Chief Executive Officer	2010	375,000	5,567,123	0	6,304,000	0	0	147,997	12,394,120

Ray E. Winborne	2011	595,833	570,000	240,000	1,739,850	0	0	27,707	3,173,390
Executive Vice	2010	479,744	613,068	0	187,088	0	0	38,603	1,318,503
President & Chief
Financial Officer

Edward A. Labry III,	2011	1,000,000	1,187,500	300,000	351,000	0	0	173,243	3,011,743
Executive Vice	2010	812,500	2,113,281	3,750,000	14,002,500	0	0	65,634	20,743,915
President	2009	750,000	528,750	0	3,225,000	0	0	238,269	4,742,019

John Elkins,	2011	570,833	682,183	240,000	280,800	0	0	25,665	1,799,481
Executive Vice	2010	550,000	467,500	0	1,678,000	0	0	25,665	2,721,165
President	2009	154,423	111,850	0	0	0	0	29,665	295,938

Kevin M. Kern,	2011	570,833	546,250	262,500	307,125	0	0	26,066	1,712,774
Executive Vice	2010	487,500	478,958	300,000	1,197,825	0	0	31,514	2,495,797
President

Kevin J. Schultz	2011	62,500	0	0	0	0	0	3,845,334	3,907,834
Former Executive Vice	2010	637,500	681,253	0	1,370,894	0	0	391,885	3,081,532
President (6)	2009	168,462	484,795	450,000	633,806	0	0	296,097	2,033,160

(1)

In 2011, payouts under the Senior Executive Incentive Plan were determined by The Committee using a Company performance factor of 95%; reported as bonus due to the discretionary nature of the funding determination for 2011.

(2)

The table reflects the grant date fair value of all restricted shares used for financial reporting purposes and awarded under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. For further information on stock awards granted in 2011, see the Grant of Plan-Based Awards Table.

(3)

The table reflects the grant date fair value of all stock options used for financial reporting purposes and awarded under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. The table also reflects the financial reporting value of previously issued stock options which were modified during 2011. See Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for the year ended December 31, 2011 for a discussion of the relevant assumptions used in calculating grant date fair value. For further information on options granted in 2011, see the Grant of Plan-Based Awards Table.

(4)	During 2011, no executive officer participated in a Non Qualified Deferred Compensation plan.
(5)	Full explanation of these amounts is provided in the Perquisite and Personal Benefits Table and accompanying footnotes.
(6)	Mr. Schultz last day employed with First Data was January 31, 2011.

PERQUISITE AND PERSONAL BENEFITS

Name	Year	Financial Planning ($) (1)	Employee Stock Purchase Plan ($)	Defined Contribution Plans ($) (2)	Non Qualified Deferred Compensation Earnings ($)	Life Insurance ($) (3)	Tax Gross Up Payments ($) (4)	Severance Payments ($) (5)	Relocation Benefits ($) (6)	Other Compensation ($) (7)	Total ($)
Jonathan J. Judge	2011	$20,000	$0	$8,575	$0	$4,902	$193,188	$0	$329,191	$106,668	$662,524
	2010	$20,000	$0	$5,625	$0	$613	$20,091	$0	$5,000	$96,668	$147,997

Ray E. Winborne	2011	10,000	0	8,575	0	570	6,963	0	0	1,599	27,707
	2010	20,000	0	8,575	0	420	9,608	0	0	0	38,603

Edward A. Labry III	2011	10,000	0	8,575	0	1,260	30,297	0	10,268	112,843	173,243
	2010	10,000	0	8,575	0	1,260	8,267	0	0	37,532	65,634
	2009	10,000	0	8,575	0	1,260	80,970	0	125,000	12,464	238,269

John Elkins	2011	10,000	0	8,575	0	2,580	4,510	0	0	0	25,665
	2010	10,000	0	8,575	0	2,580	4,510	0	0	0	25,665
	2009	20,000	0	0	0	645	9,020	0	0	0	29,665

Kevin Kern	2011	10,000	0	0	0	2,580	11,286	0	0	2,200	26,066
	2010	20,000	0	0	0	1,806	9,708	0	0	0	31,514

Kevin Schultz	2011	0	0	2,188	0	190	0	3,837,187	0	5,769	3,845,334
	2010	10,000	0	8,575	0	1,518	100,329	0	271,463	0	391,885
	2009	20,000	0	2,250	0	316	82,304	0	165,076	26,151	296,097

(1)

Executive officers are eligible to receive an annual cash benefit for personal financial planning. These benefits are grossed-up for taxes and the gross-up payment is reported in the Tax Gross Up Payments column.

(2)

For all Executives, this column represents company contributions in the FDC Corporation Incentive Savings Plan (“ISP”), a qualified 401(k) plan. The ISP is described in the Compensation Discussion and Analysis.

(3)	Includes the value of imputed income on life insurance premiums paid by the Company.
(4)

For 2011, amounts include all tax gross up payments related to financial planning, personal corporate aircraft usage and relocation. These tax gross-up amounts are respectively as follows: Mr. Judge $9,608/$34,449/$149,131; Mr. Winborne $4,804/$2,159/$0; Mr. Labry $4,804/$0/$25,493; Mr. Kern $4,804/$0/$6,482; Mr. Elkins $4,510/$0/$0; Mr. Schultz $0/$0/$0.

(5)

Mr. Schultz received in 2011 the following benefits under the First Data Corporation Severance/Change in Control Policy: $22,593 for 2011 Medical benefits and 2012 COBRA benefits, $3,375,000 representing two years of base and target bonus, $79,594 as a prorated 2011 bonus payment and $360,000 as Restricted Covenant Agreement consideration.

(6)	Messrs. Judge and Labry received relocation benefits in the amounts of $329,191 and $10,268, respectively.
(7)

Messrs. Judge and Labry received value from personal use of corporate aircraft in the amounts of $102,544 and $111,244, respectively. These amounts represent the incremental cost associated with the personal use of the aircraft by each of the named executive officers. The calculation of incremental cost for personal use of the corporate aircraft includes the average hourly variable costs of operating the aircraft for the year attributed to the named executive officer’s personal flight activity. In addition, Messrs. Judge, Winborne, Labry, and Kern have the following amounts reported for costs associated with guests of Named Executive Officers that attended FDC’s President Club, $1,759, $1,599, $1,599, and $2,200, respectively. Mr. Schultz received $5,769 post-termination vacation payout due to Severance arrangement.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plans (1)	Estimated Future Payouts Under Equity Incentive Plans (1)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (4)	Market Close Price per Share ($)
Jonathan J. Judge	3/8/2011			41,667			125,001	3.00
	3/8/2011				83,333	3.00	146,249	3.00

Ray E. Winborne (5)	2/1/2011				443,750	3.00	729,525	3.00
	2/1/2011				443,750	3.00	729,525	3.00
	3/8/2011			80,000			240,000	3.00
	3/8/2011				160,000	3.00	280,800	3.00

Edward A. Labry III	3/8/2011			100,000			300,000	3.00
	3/8/2011				200,000	3.00	351,000	3.00

John Elkins	3/8/2011			80,000			240,000	3.00
	3/8/2011				160,000	3.00	280,800	3.00

Kevin Kern	3/8/2011			87,500			262,500	3.00
	3/8/2011				175,000	3.00	307,125	3.00

(1)       No executive officers were eligible for any Estimated Future Payouts under the Non-Equity or Equity Incentive Plans during 2011.

(2)       Grants reflected in this column are grants of Restricted Stock made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. All restricted shares granted in 2011 vest only upon the latter of three years following the grant date and the lapse of transfer restrictions under the 2007 Equity Plan.

(3)       Grants reflected in this column are grants of Stock Options made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.  The grant price was determined at the time of the grant by the Board, pursuant to their authority under the plan, to be $3.00.  The option grants listed vests in equal annual installments, 33% per year, over a three year period from the grant date of 3/8/2011 and have a ten-year term.  This applies to all grants awarded on March 8, 2011 and vesting terms for Mr. Winborne’s grants dated February 11, 2011 are further described in this table’s footnote 5.

(4)       Grant Date Fair Value for restricted stock and options is based on their valuation for financial reporting purposes at the time of grant.

(5)       On February 1, 2011, Ray E. Winborne Jr., the Chief Financial Officer of the Company, purchased 283,333 shares of common stock of First Data Holdings Inc. (“Holdings”), the parent of the Company, for $850,000 and was granted options to purchase 887,500 shares of common stock of Holdings under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation (the “2007 Equity Plan”).  The options have a ten-year term and an exercise price of $3.00 per share. One-half of the options have time-based vesting, whereby 20% of the options vest on each of the first five anniversaries of Mr. Winborne’s appointment, November 10, 2010, and are subject to Mr. Winborne’s continued employment. The other half of the options granted are subject to EBITDA-based performance vesting. Subject to Mr. Winborne’s continued employment, the performance options will vest in the following percentages upon achievement of the corresponding EBITDA target in any fiscal year beginning in 2011 and ending in 2013.

EBITDA Target	Vesting %
$2.8 Billion	25%
$3.1 Billion	75%
$3.4 Billion	100%

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards					Stock Awards
Name	Company (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jonathan J. Judge	Holdings	0	*2,000,000	0	3.00	11/10/2020
	Holdings	400,000	1,600,000	0	3.00	11/10/2020
	Holdings	0	83,333	0	3.00	3/8/2021
	Holdings						41,667	$125,001

Ray E. Winborne	Holdings	0	*56,250	0	3.00	6/23/2020
	Holdings	11,250	45,000	0	3.00	6/23/2020
	Holdings	0	*443,750	0	3.00	2/1/2021
	Holdings	88,750	355,000	0	3.00	2/1/2021
	Holdings	0	160,000	0	3.00	3/8/2021
	Holdings						80,000	$240,000

Edward A. Labry III	Holdings	3,000,000	750,000	0	3.00	9/24/2017
	Holdings	375,000	1,500,000	0	3.00	5/19/2020
	Holdings	0	*5,625,000	0	3.00	5/19/2020
	Holdings	750,000	1,125,000	0	3.00	9/23/2019
	Holdings	0	200,000	0	3.00	3/8/2021
	Holdings						1,250,000	3,750,000
	Holdings						100,000	300,000
	WU	327,406	0	0	41.62	3/4/2012
	WU	1,094	0	0	41.62	3/4/2012
	WU	30,000	0	0	19.07	12/8/2014
	WU	200,000	0	0	20.65	2/22/2016

John Elkins	Holdings	0	*500,000	0	3.00	5/19/2020
	Holdings	100,000	400,000	0	3.00	5/19/2020
	Holdings	0	160,000	0	3.00	3/8/2021
	Holdings						80,000	240,000

Kevin Kern	Holdings	0	*337,500	0	3.00	5/12/2020
	Holdings	0	*112,500	0	3.00	5/19/2020
	Holdings	90,000	135,000	0	3.00	9/1/2019
	Holdings	22,500	90,000	0	3.00	5/12/2020
	Holdings	30,000	120,000	0	3.00	5/19/2020
	Holdings	45,000	67,500	0	3.00	9/23/2019
	Holdings	0	175,000	0	3.00	3/8/2021
	Holdings						100,000	300,000
	Holdings						87,500	262,500

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

(2)             Grants reflected in this column are grants of Stock Options made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. For Messrs. Judge, Winborne, Labry, Kern and Elkins, the performance option grants (noted as “*”) vests contingent upon attainment of EBITDA thresholds in any fiscal year through 2013 as follows, 25% if $2.8 billion is attained, 75% if $3.1 billion is attained and 100% if $3.4 billion is attained.  All other option grants listed time-vest in equal annual installments 20% each years over a five year period.  Also, on May 19, 2010, the strike price on all time-vested options granted to Mr. Labry, Mr. Kern and Mr. Elkins in 2008 was modified from $5.00 to $3.00.  March 2011 stock options award vesting terms are described in footnote 3 of the Grants of Plan-Based Awards Table.

(3)             All grants reflected in this column are awards of Restricted Stock made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. All restricted shares granted in 2010 vest only upon the lapse of transfer restrictions under the 2007 Equity Plan.   March 2011 Restricted Stock Award vesting terms are described in footnote 2 of the Grants of Plan-Based Awards Table. Market value of the shares is based on the per share price as of December 31, 2011, as determined by the Board of Directors for purposes of the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.

OPTION EXERCISES AND STOCK VESTED

		Option Awards		Stock Awards
Name	Company	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Kevin Schultz (1)	Holdings	0	0	30,000	90,000

(1)      Table reflects pro rata vesting of Restricted Stock Units held by Mr. Schultz.  Vesting of these units was triggered by his involuntary departure Not for Cause, per the terms of the award under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.  No other Named Executives exercised options or had vesting restrictions lapse on stock awards.

PENSION BENEFITS

During 2011, no executive officers participated in either a qualified or non qualified defined benefit plan sponsored by FDC.

NON QUALIFIED DEFERRED COMPENSATION

During 2011, no executive officers participated in a non qualified deferred compensation plan sponsored by FDC.

SEVERANCE BENEFITS (1)

Name	Cash Payments ($) (2)	Health & Welfare Benefits ($) (3)	Financial Planning ($) (4)	Unvested Stock Options ($) (5)	Unvested Restricted Stock ($) (6)	Estimated 280G Tax Gross Up ($)	Total ($)
Jonathan J. Judge	7,500,000	21,085	40,000	0	31,250	0	7,592,335
Ray E. Winborne	2,400,000	21,754	20,000	0	60,000	0	2,501,754
Edward A. Labry III	4,500,000	20,748	20,000	0	3,825,000	0	8,365,748
John Elkins	2,300,000	14,158	20,000	0	60,000	0	2,394,158
Kevin Kern	2,300,000	14,357	20,000	0	365,625	0	2,699,982

(1)      Benefits are determined based on an assumed termination date of December 31, 2011 and the terms of the FDC Severance/Change in Control Policy, effective September 24, 2007 and amended in 2008.  Executive officers are eligible to receive benefits under this plan following three months of service and in the event of an involuntary termination Not for Cause, Death or Disability, or in the event of a voluntary termination for Good Reason.

(2)      Represents two times the sum of each executive’s base salary and target bonus as of December 31, 2011.

(3)      Represents the company-paid portion of Medical, Dental and Vision benefits for each executive for a period of two years.

(4)      Represents the cash value of the financial planning benefit for each executive for a period of two years.

(5)      Stock Option vesting is not accelerated under any of the severance scenarios.

(6)      The terms of the Restricted Stock Awards issued during 2010 to Messrs. Labry and Kern provide that the entire award shall vest following a severance-eligible departure from the Company.  The terms of the Restricted Stock Awards issued during 2011 to all Named Officers provide that the award will vest based on number of months completed since grant divided by 36 months following a severance-eligible departure from the Company.

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

5.                       A “Gross Up Payment” is made if it is determined that any Internal Revenue Code Section 280G parachute payments provided by the Company to, or on behalf of, an eligible executive would be subject to the excise tax imposed by Internal Revenue Code Section 4999. The Gross Up Payment is an amount so that after payment of all taxes the eligible executive retains an amount equal to the Excise Tax imposed by Internal Revenue Code Section 4999. Executives are eligible for this benefit regardless of whether their employment is terminated following the triggering Change in Control.

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

Compensation Committee Interlocks and Insider Participation

None of the Company’s Governance, Compensation and Nominations Committee members have been an officer or employee of the Company at any time. During 2011, the Company had no compensation committee interlocks.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not have any compensation plans under which the Company’s common stock may be issued. First Data Holdings Inc., the Company’s parent company, has adopted the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. The following table contains certain information regarding options, warrants or rights under the plan as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	83,940,395	$3.00	17,750,614
Equity compensation plans not approved by security holders	—	—	—
Total	83,940,395	$3.00	17,750,614

Beneficial Ownership

All of the outstanding stock of First Data Corporation is held by First Data Holdings Inc. The following table sets forth, as of March 1, 2012, the beneficial ownership of common stock of First Data Holdings Inc. by each person known by the Company to beneficially own more than 5% of the equity securities of First Data Holdings Inc., each director, each Named Executive Officer and all directors and executive officers as a group. Unless otherwise indicated in the footnotes to this table, the Company believes that each person has sole voting and investment power of the shares.

Name	Number of Shares Beneficially Owned (1,2)	Percent of Class
New Omaha Holdings L.P. (3)	1,266,800,220	98%
Jonathan J. Judge	1,750,001	*
John Elkins	465,333	*
Kevin M. Kern	422,500	*
Edward A. Labry III (4)	6,665,000	*
Ray E. Winborne	476,583	*
James R. Fisher	0	*
Joe W. Forehand	1,199,999	*
Henry R. Kravis (3), (5)	0	*
Scott C. Nuttall (5)	0	*
Tagar C. Olson (5)	0	*
All directors and executive officers as a group (13 persons)	15,558,821	1%

*                           Less than one percent

(1)                   The number of shares reported includes shares covered by options that are exercisable within 60 days of March 1, 2012 as follows: Mr. Elkins, 132,000; Mr. Forehand, 866,666; Mr. Judge, 416,667; Mr. Kern, 222,500; Mr. Labry, 4,165,000; Mr. Winborne, 143,250; and all directors and executive officers as a group, 8,063,833.

(2)                   No shares are pledged as security except for 2,370,000 shares held by Mr. Labry.

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

(4)                   Includes the Labry Family Trust-2002 holdings of 130,000 shares and 195,000 additional shares covered by options that are exercisable within 60 days. Mr. Labry disclaims beneficial ownership of any shares owned directly or indirectly by the Labry Family Trust-2002, except to the extent of his pecuniary interest therein.

(5)                   Each of Messrs. Kravis, Nuttall and Olson is a member of our board of directors and serves as an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates.  Each of Messrs. Kravis, Nuttall and Olson disclaim beneficial ownership of the shares held by New Omaha Holdings L.P.

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

Certain Relationships and Related Transactions

First Data has a management agreement with affiliates of KKR (the “Management Agreement”) pursuant to which KKR provides management, consulting, financial and other advisory services to the Company. Pursuant to the Management Agreement, KKR receives an aggregate annual management fee and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement provides that KKR also is entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. The Management Agreement terminates automatically upon the consummation of an initial public offering and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. From January 1, 2011 through February 17, 2012, the Company paid $30 million of management fees.

On April 12, 2011 the Company entered into an Amended and Restated Engagement Letter with, among others, KKR Capital Markets LLC (“KCM”), an affiliate of KKR, pursuant to which KCM agreed to assist in arranging and coordinating the Company’s request for an extension of the maturity of certain commitment and loans under its senior secured lending facility.  The Company paid KCM $1.25 million in April 2011 for such services.

On April 13, 2011, the Company entered into a Purchase Agreement with, among others, KCM, in which KCM agreed to serve as one of the initial purchasers for an offering of secured notes and receive a portion of the underwriting commission for the offering.  Under the terms of the agreement, the Company paid underwriting commissions of $0.5 million to KCM.

From January 1, 2011 through February 17, 2012, the Company paid $12.7 million of expenses with Capstone Consulting LLC, a consulting company that works exclusively with KKR’s portfolio companies, for consulting, financial and other advisory services to the Company.

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

ITEM 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company retained Ernst & Young LLP to audit the accounts of the Company and its subsidiaries for 2011 and 2010. Ernst & Young LLP has served as the independent registered public accounting firm for the Company or its predecessor entities since 1980.

Summary of Principal Accountant’s Fees for 2011 and 2010

Audit Fees. Ernst & Young LLP’s fees for the Company’s annual audit were $6.9  million in 2011 and $6.9 million in 2010. Audit fees primarily include fees related to the audit of the Company’s annual consolidated financial statements; the review of its quarterly consolidated financial statements; statutory audits required domestically and internationally; comfort letters, consents, and assistance with and review of documents filed with the SEC; offering memoranda, purchase accounting and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

Audit-Related Fees. Ernst & Young LLP’s fees for audit-related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements were $1.9 million in 2011 and $1.9 million in 2010. Audit-related fees primarily include fees related to service auditor examinations, due diligence related to mergers and acquisitions, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards not classified as audit fees.

Tax Fees. Ernst & Young LLP’s fees for tax compliance, tax advice and tax planning services to the Company were $0.6  million in 2011 and $0.7 million in 2010.

All Other Fees. The Company did not pay Ernst & Young LLP any fees for all other professional services in 2011 or 2010.

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

During 2011, all audit and non-audit services provided by Ernst & Young LLP were pre-approved by the Audit Committee of the Board of Directors or, consistent with the pre-approval policy of the Audit Committee, by the Chairperson of the Committee.

PART IV

ITEM 15.                                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                   The following documents are filed as part of this report:

(1)                  Financial Statements

See Index to Financial Statements on page 59.

(2)                  Financial Statement Schedules

See Index to Financial Statements on page 59.

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

3(ii)	Company’s By-laws (incorporated by reference to Exhibit 3(ii) of the Company’s Quarterly Report on Form 10-Q filed on May 13, 2011, Commission File No. 1-11073).

4.1

Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9.875% Senior Notes (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

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

4.5

2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 28, 2007, Commission File No. 1-11073).

4.6

Indenture, dated as of August 20, 2010, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.875% Senior Secured Notes Due 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2010).

4.7

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

10.3

2011 Extension Agreement, dated as of March 24, 2011, among the Company, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 13, 2011).

10.4

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

10.9	Form of Separation and Release Agreement with Michael Capellas (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 13, 2010).*

10.10

Employment Agreement between the Company and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on February 24, 2006, Commission File No. 1-11073). *

10.11	Employment Agreement with Jonathan J. Judge, effective as of October 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2010).*

10.12

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

10.14

Form of Management Stockholder’s Agreement for Executive Committee Members (with amendments through January 1, 2010) (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 11, 2010, Commission File No. 1-11073). *

10.15	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.16

First Data Corporation 2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2007, Commission File No. 1-11073). *

10.17

Company’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 13, 2011, Commission File No. 1-11073). *

10.18

Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 14, 2004, Commission File No. 1-11073). *

10.19

Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee Members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2005, Commission File No. 1-11073). *

10.20

Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 1, 2005, Commission File No. 1-11073). *

10.21

Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee Members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2005, Commission File No. 1-11073). *

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

10.24	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 25, 2010).*

10.25	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 25, 2010).*

10.26	Form of Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 25, 2010).*

10.27	First Data Corporation Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.28	First Data Corporation Severance Policy (Global Pay Structure Level 6 Employees) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.29	Form of Stock Option Agreement (effective April 2010) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.30 (1)	Description of Named Executive Officer Salary and Bonus Arrangements for 2012. *

10.31 (1)	Description of First Data Holdings Inc. Compensation of Directors. *

10.32

First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Company’s Form S-4 filed on August 13, 2008, Commission File No. 1-11073). *

21(1)	Subsidiaries of the Company.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)                   Filed herewith

(2)                   These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

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

Date: March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ JONATHAN J. JUDGE	Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2012
Jonathan J. Judge

/S/ RAY E. WINBORNE	Executive Vice President and Chief Financial Officer	March 5, 2012
Ray E. Winborne	(Principal Financial and Accounting Officer)

/S/ JOE W. FOREHAND	Director and Chairman of the Board	March 5, 2012
Joe W. Forehand

/S/ JAMES R. FISHER	Director	March 5, 2012
James R. Fisher

/S/ HENRY R. KRAVIS	Director	March 5, 2012
Henry R. Kravis

/S/ SCOTT C. NUTTALL	Director	March 5, 2012
Scott C. Nuttall

/S/ TAGAR C. OLSON	Director	March 5, 2012
Tagar C. Olson

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

3(ii)	Company’s By-laws (incorporated by reference to Exhibit 3(ii) of the Company’s Quarterly Report on Form 10-Q filed on May 13, 2011, Commission File No. 1-11073).

4.1

Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9.875% Senior Notes (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

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

4.5

2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 28, 2007, Commission File No. 1-11073).

4.6

Indenture, dated as of August 20, 2010, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.875% Senior Secured Notes Due 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2010).

4.7

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

4.11	Pledge Agreement, dated as of December 17, 2010, among the Company, the other pledgors named therein

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

10.3

2011 Extension Agreement, dated as of March 24, 2011, among the Company, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 13, 2011).

10.4

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

10.9	Form of Separation and Release Agreement with Michael Capellas (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 13, 2010).*

10.10

Employment Agreement between the Company and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on February 24, 2006, Commission File No. 1-11073). *

10.11	Employment Agreement with Jonathan J. Judge, effective as of October 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2010).*

10.12

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

10.14

Form of Management Stockholder’s Agreement for Executive Committee Members (with amendments through January 1, 2010) (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 11, 2010, Commission File No. 1-11073). *

10.15	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.16

First Data Corporation 2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2007, Commission File No. 1-11073). *

10.17

Company’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 13, 2011, Commission File No. 1-11073). *

10.18

Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 14, 2004, Commission File No. 1-11073). *

10.19

Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee Members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2005, Commission File No. 1-11073). *

10.20

Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 1, 2005, Commission File No. 1-11073). *

10.21

Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee Members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2005, Commission File No. 1-11073). *

10.22

First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 as amended and restated effective September 24, 2007 (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073). *

10.23

Amendment No. 1 to the First Data Corporation Severance/Change in Control Policy (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 25, 2009, Commission File No. 1-11073).

10.24	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 25, 2010).*

10.25	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 25, 2010).*

10.26	Form of Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 25, 2010).*

10.27	First Data Corporation Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.28	First Data Corporation Severance Policy (Global Pay Structure Level 6 Employees) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.29	Form of Stock Option Agreement (effective April 2010) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.30 (1)	Description of Named Executive Officer Salary and Bonus Arrangements for 2012. *

10.31 (1)	Description of First Data Holdings Inc. Compensation of Directors. *

10.32

First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Company’s Form S-4 filed on August 13, 2008, Commission File No. 1-11073). *

21(1)	Subsidiaries of the Company.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)                   Filed herewith

(2)                   These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

*                          Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.