Form 10-Q
period 2012-03-31
FIRST DATA CORP
filed 2012-05-14
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(in millions)	2012	2011
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$920.5	$833.0
Check services	78.0	84.0
Card services (a)	429.9	429.6
Other services	124.9	136.4
Product sales and other (a)	203.4	196.9
Reimbursable debit network fees, postage and other	807.3	864.3
	2,564.0	2,544.2
Expenses:
Cost of services (exclusive of items shown below)	695.4	716.5
Cost of products sold	85.0	90.8
Selling, general and administrative	446.5	411.7
Reimbursable debit network fees, postage and other	807.3	864.3
Depreciation and amortization	309.1	341.8
Other operating expenses:
Restructuring, net	3.7	12.6
	2,347.0	2,437.7
Operating profit	217.0	106.5
Interest income	2.5	1.9
Interest expense	(461.1)	(442.3)
Other income (expense)	(8.2)	(26.3)
	(466.8)	(466.7)
Loss before income taxes and equity earnings in affiliates	(249.8)	(360.2)
Income tax benefit	(108.2)	(148.0)
Equity earnings in affiliates	27.5	27.7
Net loss	(114.1)	(184.5)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	38.4	32.6
Net loss attributable to First Data Corporation	$(152.5)	$(217.1)

(a)                   Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $38.5 million for the three months ended March 31, 2012, and $35.7 million for the comparable period in 2011.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
(in millions)	2012	2011
Net loss	$(114.1)	$(184.5)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	2.1	(0.6)
Unrealized gains on hedging activities	24.2	26.8
Foreign currency translation adjustment	79.5	130.6
Pension liability adjustments	0.3	(0.2)
Total other comprehensive income, net of tax	106.1	156.6
Comprehensive loss	(8.0)	(27.9)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	36.3	32.8
Comprehensive loss attributable to First Data Corporation	$(44.3)	$(60.7)

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)	As of March 31, 2012 (Unaudited)	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$329.2	$485.7
Accounts receivable, net of allowance for doubtful accounts of $20.1 (2012) and $18.1 (2011)	1,847.5	1,848.6
Settlement assets	12,107.2	10,658.3
Other current assets	316.9	322.9
Total current assets	14,600.8	13,315.5
Property and equipment, net of accumulated depreciation of $894.6 (2012) and $842.9 (2011)	891.6	935.9
Goodwill	17,266.2	17,204.6
Customer relationships, net of accumulated amortization of $3,381.2 (2012) and $3,212.7 (2011)	4,275.4	4,425.4
Other intangibles, net of accumulated amortization of $1,342.8 (2012) and $1,282.2 (2011)	1,900.4	1,879.2
Investment in affiliates	1,468.0	1,490.6
Long-term settlement assets	170.7	181.0
Other long-term assets	847.0	844.1
Total assets	$41,420.1	$40,276.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$208.8	$205.9
Short-term and current portion of long-term borrowings	191.9	133.4
Settlement obligations	12,273.0	10,837.8
Other current liabilities	1,447.7	1,643.1
Total current liabilities	14,121.4	12,820.2
Long-term borrowings	22,544.2	22,521.7
Long-term deferred tax liabilities	657.7	695.4
Other long-term liabilities	682.0	763.6
Total liabilities	38,005.3	36,800.9
Commitments and contingencies (See Note 7)
Redeemable noncontrolling interest	66.2	67.4
First Data Corporation stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2012 and 2011)	—	—
Additional paid-in capital	7,379.3	7,375.2
Paid-in capital	7,379.3	7,375.2
Accumulated loss	(6,836.2)	(6,680.2)
Accumulated other comprehensive loss	(490.2)	(598.4)
Total First Data Corporation stockholder’s equity	52.9	96.6
Noncontrolling interests	3,295.7	3,311.4
Total equity	3,348.6	3,408.0
Total liabilities and equity	$41,420.1	$40,276.3

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(114.1)	$(184.5)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	349.4	367.1
Charges related to other operating expenses and other income (expense)	11.9	38.9
Other non-cash and non-operating items, net	(50.2)	(11.3)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	4.4	204.8
Other assets, current and long-term	96.1	56.9
Accounts payable and other liabilities, current and long-term	(225.7)	(200.7)
Income tax accounts	(126.0)	(162.8)

Net cash (used in) provided by operating activities	(54.2)	108.4

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	—	(0.2)
Contributions to equity method investments	(7.9)	—
Payments related to other businesses previously acquired	(3.2)	—
Additions to property and equipment	(47.6)	(56.6)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(54.2)	(52.4)
Other investing activities	2.0	1.4

Net cash used in investing activities	(110.9)	(107.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	52.9	(78.9)
Accrued interest funded upon issuance of notes	16.9	—
Debt modification proceeds (payments) and related financing costs, net	8.0	(18.6)
Principal payments on long-term debt	(15.8)	(19.3)
Proceeds from sale-leaseback transactions	—	4.4
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(53.2)	(66.1)
Redemption of Parent’s redeemable common stock	(0.1)	(0.2)
Cash dividends	(3.5)	—

Net cash provided by (used in) financing activities	5.2	(178.7)

Effect of exchange rate changes on cash and cash equivalents	3.4	4.1

Change in cash and cash equivalents	(156.5)	(174.0)

Cash and cash equivalents at beginning of period	485.7	509.5

Cash and cash equivalents at end of period	$329.2	$335.5

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

		First Data Corporation Shareholder
Three months ended March 31, 2012 (in millions)	Total	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2011	$3,408.0	$(6,680.2)	$(598.4)	—	$7,375.2	$3,311.4
Dividends and distributions paid to noncontrolling interests	(43.3)					(43.3)
Net (loss) income (a)	(122.8)	(152.5)				29.7
Other comprehensive income (loss)	106.1		108.2			(2.1)
Stock compensation expense and other	4.1				4.1
Cash dividends paid by First Data Corporation to Parent	(3.5)	(3.5)

Balance, March 31, 2012	$3,348.6	$(6,836.2)	$(490.2)	—	$7,379.3	$3,295.7

Three months ended March 31, 2011 (in millions)
Balance, December 31, 2010	$4,059.9	$(6,163.9)	$(636.9)	—	$7,395.1	$3,465.6
Dividends and distributions paid to noncontrolling interests	(56.7)					(56.7)
Net (loss) income (a)	(192.0)	(217.1)				25.1
Other comprehensive income	156.6		156.4			0.2
Adjustment to redemption value of redeemable noncontrolling interests	(18.9)				(18.9)
Stock compensation expense and other	4.7				4.7

Balance, March 31, 2011	$3,953.6	$(6,381.0)	$(480.5)	—	$7,380.9	$3,434.2

(a)       The total net loss presented in the Consolidated Statements of Equity for the three months ended March 31, 2012 and 2011 is $8.7 million and $7.5 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2012 and the consolidated results of its operations, comprehensive income (loss), consolidated cash flows and changes in equity for the three months ended March 31, 2012 and 2011. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

	Three months ended March 31,
(in millions)	2012	2011
Amortization of initial payments for new contracts	$9.8	$9.6
Amortization related to equity method investments	$30.5	$15.7

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

	Three months ended March 31,
(in millions)	2012	2011
Interchange fees and assessments	$4,285.1	$4,474.3
Debit network fees	$663.4	$725.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Three months ended March 31,
(in millions)	2012	2011
Investment gains	$0.3	$—
Derivative financial instruments losses	(3.7)	(11.3)
Non-operating foreign currency losses	(4.8)	(15.0)

Other income (expense)	$(8.2)	$(26.3)

Supplemental Cash Flow Information

During the three months ended March 31, 2011, the principal amount of FDC’s senior unsecured notes due 2015 increased by $35.6 million resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on FDC’s senior unsecured notes due 2015 is required to be paid in cash.

During the three months ended March 31, 2012 and 2011, the Company entered into capital leases, net of trade-ins, totaling approximately $7 million and $68 million, respectively.

Refer to Note 9 of these Consolidated Financial Statements for information concerning the Company’s stock-based compensation plans.

Note 3: Restructuring

Restructuring Charges and Reversal of Restructuring Accruals

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
(in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Three months ended March 31, 2012
Restructuring charges	80	$—	$—	$(4.0)	$(0.3)	$(4.3)
Restructuring accrual reversal		—	—	0.3	0.3	0.6

Total pretax charge, net of reversals		$—	$—	$(3.7)	$—	$(3.7)

Three months ended March 31, 2011
Restructuring charges	260	$(1.5)	$(5.2)	$(6.5)	$(1.2)	$(14.4)
Restructuring accrual reversal		0.7	—	0.7	0.4	1.8

Total pretax charge, net of reversals		$(0.8)	$(5.2)	$(5.8)	$(0.8)	$(12.6)

The Company recorded $3.9 million of restructuring charges during the three months ended March 31, 2012 related to employee reduction and certain employee relocation efforts in Germany.  The Company expects to record approximately $29 million of restructuring charges in 2012 in connection with the restructuring event in Germany.

The Company recorded restructuring charges during the three months ended March 31, 2011 in connection with management’s alignment of the business with strategic objectives.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2012:

(in millions)	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2012	$16.7	$0.9
Expense provision	4.3	—
Cash payments and other	(5.4)	(0.3)
Changes in estimates	(0.5)	(0.1)

Remaining accrual as of March 31, 2012	$15.1	$0.5

Note 4: Borrowings

Short-Term Borrowings

As of March 31, 2012 and December 31, 2011, FDC had approximately $308 million and $341 million available, respectively, under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty and the euro. The total amounts outstanding against short-term lines of credit and other arrangements were $51.8 million and $76.4 million as of March 31, 2012 and December 31, 2011, respectively. Certain of these arrangements are uncommitted but FDC had $49.2 million and $74.0 million of borrowings outstanding against them as of March 31, 2012 and December 31, 2011, respectively.

Senior Secured Credit Facilities

Senior Secured Revolving Credit Facility. As of March 31, 2012, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit, of which $46.7 million and $45.0 million were issued as of March 31, 2012 and December 31, 2011, respectively. In addition to the outstanding letters of credit, FDC had $79.0 million outstanding against this facility as of March 31, 2012 and no amounts outstanding as of December 31, 2011. At March 31, 2012, $1,389.6 million remained available under this facility after considering the amount outstanding and the letters of credit issued under the facility.

Modifications and Amendments to the Senior Secured Credit Facilities. On March 13, 2012, FDC amended its credit agreement to, among other things:

(i) convert approximately $3.2 billion of the existing term loans maturing in 2014 (the “2014 Term Loans”) under FDC’s senior secured term credit facilities into a new dollar-denominated term loan tranche and a new euro-denominated term loan tranche, which will each mature on March 24, 2017 (collectively, the “2017 Term Loans”);

(ii) permit FDC to provide a loan extension request upon such shorter notice period as may be agreed by the administrative agent;

(iii) permit the deduction of fees and expenses related to any loan extensions from the net cash proceeds of any substantially concurrent debt offering related thereto that are being used to repay term loans under its senior secured credit facilities;

(iv) increase the Maximum Incremental Facilities Amount (as defined in the Amended Credit Agreement) by the amount of outstanding 2014 Term Loans, provided such increased amount may only be used for the incurrence of indebtedness the net cash proceeds of which are substantially concurrently used to prepay 2014 Term Loans;

(v) increase the Maximum Incremental Facilities Amount by the amount of any permanent reduction and/or termination of the revolving credit commitments after the effectiveness date of the Amendment Agreement;

(vi) permit voluntary prepayments of term loans to be directed to a class of Extended Term Loans (as defined in the Amended Credit Agreement) without requiring a prepayment of existing term loans from which such Extended Term Loans were converted; and

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(vii) provide for an increase in the interest applicable to the 2017 Term Loans to a rate equal to, at FDC’s option, either (i) LIBOR for deposits in the applicable currency plus 500 basis points or (ii) with regard to dollar-denominated borrowings, a base rate plus 400 basis points.

The amendment became effective on March 23, 2012 when FDC issued $845 million aggregate principal amount of additional 7.375% senior secured notes due June 15, 2019 (refer to the “7.375% Senior Secured Notes” section below) and, using the net proceeds therefrom, effected a prepayment of the outstanding 2017 Term Loans under the Amended Credit Agreement of approximately $807 million.

In connection with the debt modification and amendments and the debt offering discussed above, the Company incurred costs of $31.6 million, $27.0 million of which was recorded as discounts on the debt and will be amortized to interest expense over the remaining terms of the loans.

2010 Debt Financing Costs

During the three months ended March 31, 2011, FDC paid $18.6 million in fees that were recorded in 2010 related to the December 2010 debt exchange as discussed in Note 8 to the Company’s Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

7.375% Senior Secured First Lien Notes

On March 23, 2012, FDC issued and sold $845 million aggregate principal amount of additional 7.375% senior secured notes due 2019 in connection with the March 2012 amendment to its Senior Secured Credit Facilities discussed above. The additional notes were issued at a discount of 99.5% of the par amount totaling $4.2 million. The additional notes are treated as a single series with and have the same terms as the previously existing 7.375% notes. The additional notes and the previously existing 7.375% notes vote as one class under the related indenture.

10.55% Senior Unsecured Notes

FDC’s 10.55% senior notes due September 24, 2015 are publicly tradable and require the payment of interest semi-annually on March 31 and September 30. During the three months ended March 31, 2011, the principal amount of FDC’s 10.55% senior secured notes increased by $35.6 million resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on FDC’s senior unsecured notes is required to be paid in cash.

Note 5: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables present the Company’s operating segment results for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$746.4	$338.1	$309.6	$25.5	$1,419.6
Product sales and other	100.9	7.5	86.5	10.4	205.3
Equity earnings in affiliates (a)	—	—	8.8	—	8.8

Total segment reporting revenues	$847.3	$345.6	$404.9	$35.9	$1,633.7

Internal revenue	$4.4	$7.8	$2.1	$—	$14.3
External revenue	842.9	337.8	402.8	35.9	1,619.4
Depreciation and amortization	136.6	89.9	73.6	12.9	313.0
Segment EBITDA	352.0	157.4	95.4	(54.1)	550.7
Other operating expenses and other income (expense) excluding divestitures and other items	(10.6)	—	(13.2)	11.9	(11.9)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three months ended March 31,
(in millions)	2012	2011
Segment Revenues:
Total reported segments	$1,597.8	$1,517.7
All Other and Corporate	35.9	39.8
Adjustment to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(4.0)	(2.9)
Eliminations of intersegment revenues	(14.3)	(17.3)

Adjusted revenue	1,615.4	1,537.3

Adjustment to reconcile to Consolidated revenues:
Adjustments for non-wholly-owned entities (c)	21.1	48.0
Official check and money order revenues (b)	4.0	2.9
ISO commission expense	116.2	91.7
Reimbursable debit network fees, postage and other	807.3	864.3

Consolidated revenues	$2,564.0	$2,544.2

Segment EBITDA:
Total reported segments	$604.8	$513.9
All Other and Corporate	(54.1)	(46.1)

Adjusted EBITDA	550.7	467.8

Adjustments to reconcile to “Net loss attributable to First Data Corporation”:
Adjustments for non-wholly-owned entities (c)	(3.7)	13.2
Depreciation and amortization	(309.1)	(341.8)
Interest expense	(461.1)	(442.3)
Interest income	2.5	1.9
Other items (d)	(14.0)	(44.4)
Income tax benefit (expense)	108.2	148.0
Stock-based compensation	(3.6)	(4.1)
Official check and money order EBITDA (b)	1.7	0.1
Costs of alliance conversions	(11.5)	(6.3)
KKR related items	(8.4)	(9.2)
Debt issuance costs	(4.2)	—

Net loss attributable to First Data Corporation	$(152.5)	$(217.1)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment assets are as follows:

(in millions)	As of March 31, 2012	As of December 31, 2011
Assets:
Retail and Alliance Services	$29,197.3	$27,882.2
Financial Services	4,635.2	4,647.8
International	5,351.2	5,332.9
All Other and Corporate	2,236.4	2,413.4

Consolidated	$41,420.1	$40,276.3

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows:

	Three months ended March 31,
(in millions)	2012	2011
Depreciation and amortization:
Total reported segments	$300.1	$316.4
All Other and Corporate	12.9	12.4

	313.0	328.8

Adjustments to reconcile to consolidated depreciation and amortization:
Adjustments for non-wholly-owned entities	26.6	28.7
Amortization of initial payments for new contracts	9.8	9.6

Total consolidated depreciation and amortization	$349.4	$367.1

Note 6: Redeemable Noncontrolling Interest

The following table presents a summary of the redeemable noncontrolling interest activity:

(in millions)	2012	2011
Balance as of January 1,	$67.4	$28.1
Distributions	(9.9)	(9.4)
Share of income	8.7	7.5
Adjustment to redemption value of redeemable noncontrolling interest	—	18.9

Balance as of March 31,	$66.2	$45.1

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

Note 8: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended March 31,
(in millions)	2012	2011
Service costs	$0.7	$0.8
Interest costs	9.2	9.9
Expected return on plan assets	(11.0)	(11.6)
Amortization	0.4	0.3

Net periodic benefit (income) expense	$(0.7)	$(0.6)

The Company estimates pension plan contributions for 2012 to be approximately $32 million. During the three months ended March 31, 2012, approximately $7 million was contributed to the United Kingdom plan and no contributions were made to the U.S. plan.

Note 9: Stock Compensation Plans

The Company recognizes stock-based compensation expense related to stock options and non-vested restricted stock awards and units that were granted prior to plan modifications made in May 2010. Due to the nature of call rights associated with options and restricted stock awards and units granted subsequent to plan modifications in 2010, the Company will recognize expense related to such awards only upon certain liquidity or employment termination events.

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations was as follows:

	Three months ended March 31,
(in millions)	2012	2011
Total stock-based compensation expense (pretax)	$3.8	$4.5

Stock Options

During the three months ended March 31, 2012 time-based and performance-based options were granted under the stock plan. The time-based options granted vest equally over a three to five year period and performance-based options vest based upon the Company achieving certain EBITDA targets.

As of March 31, 2012 there was approximately $109 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options. Approximately $12 million will be recognized over a weighted-average period of

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

approximately 1.7 years while approximately $97 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

The fair value of First Data Holdings Inc. (“Holdings”) stock options granted for the three months ended March 31, 2012 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended March 31, 2012
Risk-free interest rate	1.45%
Dividend yield	—
Volatility	51.75%
Expected term (in years)	7
Fair value of stock	$3.00
Fair value of options	$1.59

A summary of Holdings stock option activity for the three months ended March 31, 2012 is as follows:

(options in millions)	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2012	73.0	$3.00
Granted	7.9	$3.00
Cancelled / Forfeited	(1.4)	$3.00

Outstanding at March 31, 2012	79.5	$3.00

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during the three months ended March 31, 2012. As of March 31, 2012 there was approximately $43 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock. Approximately $1 million will be recognized over a weighted-average period of approximately 1.2 years while approximately $42 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

A summary of Holdings restricted stock award and restricted stock unit activity for the three months ended March 31, 2012 is as follows:

(awards/units in millions)	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2012	10.9	$3.14
Granted	4.0	$3.00
Cancelled / Forfeited	(0.3)	$3.16

Non-vested at March 31, 2012	14.6	$3.09

Note 10: Investment Securities

The majority of the Company’s investment securities are a component of settlement assets and represent the investment of funds received by the Company from prior sales of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities, excluding those classified as cash equivalents, within current settlement assets primarily consisted of municipal obligations as of March 31, 2012 and municipal obligations and corporate bonds as of December 31, 2011.  The Company’s long-term settlement assets were primarily comprised of student loan auction rate securities (“SLARS”) as of March 31, 2012 and SLARS and U.S. Government guaranteed securities as of December 31, 2011. Realized gains and losses and other-than-temporary impairments (“OTTI”) on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments, primarily cost method investments, which are included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets and are discussed further below. Realized gains and losses on these investments are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2 of these Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The principal components of the Company’s investment securities are as follows:

(in millions)	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)/(c)	Fair Value (d)
As of March 31, 2012
Student loan auction rate securities	$160.5	$4.5	$—	$—	$165.0
State and municipal obligations	99.5	—	—	—	99.5
Preferred Stock	0.1	0.3	—	—	0.4

Total available-for-sale securities	260.1	4.8	—	—	264.9

Cost method investments	23.6	—	—	—	23.6

Totals	$283.7	$4.8	$—	$—	$288.5

As of December 31, 2011
Student loan auction rate securities	$169.3	$1.2	$—	$—	$170.5
Corporate bonds	10.3	—	(0.1)	—	10.2
State and municipal obligations	96.0	—	—	—	96.0
U.S. Government guaranteed securities	10.0	—	—	—	10.0
Preferred Stock	0.1	0.4	—	—	0.5

Total available-for-sale securities	285.7	1.6	(0.1)	—	287.2

Cost method investments	23.7	—	—	—	23.7

Totals	$309.4	$1.6	$(0.1)	$—	$310.9

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

The following table presents additional information regarding available-for-sale securities:

	Three months ended March 31,
(in millions)	2012	2011
Proceeds from sales (a)	$29.7	$118.6
Gross realized gains included in earnings as a result of sales (a)	0.5	0.5
Gross realized (losses) included in earnings as a result of sales (a)	—	(2.7)
Net unrealized gains or (losses) included in OCI, net of tax	2.4	(2.0)
Net gains or (losses) reclassified out of OCI into earnings, net of tax	0.3	(1.4)

(a)                   Includes activity resulting from sales, redemptions, liquidations and related matters.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In April 2012, the Company sold approximately $66 million of its holdings in SLARS resulting in a realized gain of $2.6 million.

The following table presents maturity information for the Company’s investments in debt securities as of March 31, 2012:

(in millions)	Fair Value
Due within one year	$93.7
Due after one year through five years	5.7
Due after five years through 10 years	29.6
Due after 10 years	135.5

Total debt securities	$264.5

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of March 31, 2012, there were no indicators of impairment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of March 31, 2012, it was deemed impracticable to estimate the fair value on $18.3 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments.

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

The Company uses derivative instruments (i) to mitigate cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), (ii) to maintain a desired ratio of fixed rate and floating rate debt, and (iii) to protect the net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates.

Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company applies strict policies to manage each of these risks, including prohibition against derivatives trading, derivatives market-making or any other speculative activities. Although most of the Company’s derivatives do not qualify for hedge accounting, they are maintained for economic hedge purposes and are not considered speculative.

The Company’s policy is to manage its cash flow and net investment exposures related to adverse changes in interest rates and foreign currency exchange rates. The Company’s objective is to engage in risk management strategies that provide adequate downside protection.

Accounting for Derivative Instruments and Hedging Activities

The Company recognizes all derivatives in the “Other current assets”, “Other long-term assets”, “Other current liabilities” and “Other long-term liabilities” captions in the Consolidated Balance Sheets at their fair values.

With respect to derivative instruments that are afforded hedge accounting, the effective portion of changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a net investment hedge that qualifies for hedge accounting are recorded as part of the cumulative translation adjustment in OCI to the extent the hedge is effective. Any ineffectiveness associated with designated cash flow hedges, as well as any change in the fair value of a derivative that is not designated as a hedge, is recorded immediately in “Other income (expense)” in the Consolidated Statements of Operations.

The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that have been designated as cash flow hedges to forecasted transactions and net investment hedges to the underlying investment in a foreign subsidiary or affiliate. The Company formally assesses, both at inception of the hedge and on an ongoing basis, whether the

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

hedge is highly effective in offsetting changes in cash flows or foreign currency exposure of the underlying hedged items. The Company also performs an assessment of the probability of the forecasted transactions on a periodic basis. If it is determined that a derivative ceases to be highly effective during the term of the hedge or if the forecasted transaction is no longer probable, the Company discontinues hedge accounting prospectively for such derivative.

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

Summary of Derivative Instruments

The Company’s derivative instruments portfolio was comprised of the following:

Notional value (in millions)	As of March 31, 2012		As of December 31, 2011
Interest rate contracts	USD	5,750	USD	5,750
Foreign exchange contracts	EUR	91.1	EUR	91.1
Foreign exchange contracts	AUD	115	AUD	115
Forward-starting interest rate contracts	USD	5,000	USD	3,000

Derivatives Not Qualifying For Hedge Accounting.  During the three months ended March 31, 2012 and 2011, the Company held certain derivative instruments that functioned as economic hedges but no longer qualified or were not designated to qualify for hedge accounting. Such instruments included cross-currency swaps held in order to mitigate foreign currency exposure on intercompany loans, interest rate swaps held in order to mitigate the exposure to interest rate fluctuations on interest payments related to variable rate debt and, during the three months ended March 31, 2012, a fixed to floating interest rate swap held to maintain a desired ratio of fixed and variable rate debt.

Interest rate swaps with a combined notional value of $5.0 billion will expire in September 2012. During the first quarter of 2012, the Company entered into forward-starting interest rate swaps with a combined notional value of $2.0 billion which, together with the forward-starting interest rate swaps held as of December 31, 2011, will become effective upon expiration of the existing instruments. The forward-starting interest rate swaps are intended to mitigate exposure to the same fluctuations in interest rates as the current interest rate swaps and will expire in September 2016. The Company did not designate the new swaps as hedges for accounting purposes.

During the first quarter of 2012, an interest rate swap with a total notional value of $500 million ceased to qualify for hedge accounting treatment and the Company therefore de-designated the cash flow hedge from the beginning of the quarter. For this and for previous cash flow hedge de-designations, the amount carried in OCI as of the date of de-designation is subsequently reclassified into earnings in the same periods during which the forecasted transactions affect earnings. The total amount of losses carried in OCI, $76.4 million as of March 31, 2012, are expected to be reclassified into the Consolidated Statements of Operations within the next 6 months.

During the three months ended March 31, 2012 and 2011, the Company held cross-currency swaps not qualifying for hedge accounting with a total notional value of 91.1 million euro (approximately $121.3 million at March 31, 2012).

During the three months ended March 31, 2011, the Company held a foreign exchange rate collar with a notional value of $1.9 million that expired on March 31, 2011.

While the derivatives noted above do not qualify for hedge accounting, they continue to be effective economically in eliminating the variability in interest rate payments on the corresponding portion of the Company’s variable rate debt and protecting a portion of the Company’s net investment in its European operations from changes in foreign currency exchange rates.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets, derivative gains and losses in the Consolidated Statements of Operations and accumulated derivative gains and losses in OCI, refer to the tables presented below.

Derivatives That Qualify for Hedge Accounting.

Hedge of a net investment in a foreign operation. During the three months ended March 31, 2012 and 2011, the Company held a cross-currency swap with an aggregate notional value of 115.0 million Australian dollars (approximately $120.3 million at March 31, 2012) that was designated as a hedge of a net investment in a foreign operation.

Cash flow hedges. During the three months ended March 31, 2012, the Company did not have any interest rate swaps that were designated as cash flow hedges of the variability in the interest payments on its debt. During the three months ended March 31, 2011, the Company held interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $3.5 billion of the approximate $12.0 billion of variable rate senior secured term loans and the maximum length of time over which the Company had hedged its exposure as of March 31, 2011 was approximately 18 months. Since March 31, 2011, each of these designated cash flow hedges has ceased to be highly effective in offsetting the variability in the interest payments, due in part to their approaching maturity dates, and was de-designated. Until the de-designation date of each of these cash flow hedges, the Company followed the hypothetical derivative method to measure hedge ineffectiveness which resulted mostly from the hedges being off-market at the time of designation, and any ineffectiveness was recognized immediately in the Consolidated Statements of Operations.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets, derivative gains and losses in the Consolidated Statements of Operations and accumulated derivative gains and losses in OCI, refer to the tables presented below.

Fair Value of Derivative Instruments

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of March 31, 2012
(in millions)	Assets (a)	Liabilities (b)
Derivative designated as hedging instrument
Foreign exchange contract	$—	$(29.5)
Derivatives not designated as hedging instruments
Interest rate contracts	72.6	(108.2)
Foreign exchange contracts	8.8	(1.5)
Forward-starting interest rate contracts	1.9	(16.2)

Total derivatives not designated as hedging instruments	83.3	(125.9)

Total derivatives	$83.3	$(155.4)

	As of December 31, 2011
(in millions)	Assets (a)	Liabilities (b)
Derivatives designated as hedging instruments
Interest rate contract	$—	$(12.8)
Foreign exchange contract	—	(27.1)

Total derivatives designated as hedging instruments	$—	$(39.9)

Derivatives not designated as hedging instruments
Interest rate contracts	$65.4	$(143.9)
Foreign exchange contracts	10.9	(0.7)
Forward-starting interest rate contracts	—	(11.9)

Total derivatives not designated as hedging instruments	76.3	(156.5)

Total derivatives	$76.3	$(196.4)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(a)                   Derivative assets are included in the “Other current assets” and “Other long-term assets” lines of the Consolidated Balance Sheets.

(b)                  Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Three months ended March 31,
	2012		2011
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	—	$19.5	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(38.5)	—	$(19.0)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	—	$(1.1)	—
Derivative in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	$(2.4)	—	$(4.9)
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$(0.6)	$(3.1)	$(3.9)	$(6.3)

(a)                   Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.

(b)                  Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

Accumulated Derivatives Gains and Losses

The following table summarizes activity in other comprehensive income for the three months ended March 31, 2012 related to derivative instruments classified as cash flow hedges and a net investment hedge held by the Company:

(in millions, after tax)	Three months ended March 31, 2012
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(87.6)
Less: Reclassifications into earnings from other comprehensive income (loss)	24.2
(63.4)
Increase in fair value of derivative that qualifies for hedge accounting (a)	(1.5)
Accumulated loss included in other comprehensive income (loss) at end of the period	$(64.9)

(a)                  Gains and losses are included in “Foreign currency translation adjustment” on the Consolidated Statements of Comprehensive Income (Loss).

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12: Fair Value Measurement

Fair Value of Financial Instruments

Carrying amounts for certain of the Company’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments:

	As of March 31, 2012
(in millions)	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$93.7	$93.7
Long-term investment securities	$170.7	$170.7
Other current assets:
Derivative financial instruments	$15.5	$15.5
Other long-term assets:
Long-term investment securities	$0.5	$0.5
Cost method investments	$23.6	$23.6
Derivative financial instruments	$67.8	$67.8
Other current liabilities:
Derivative financial instruments	$108.2	$108.2
Long-term borrowings:
Long-term borrowings	$22,544.2	$21,899.0
Other long-term liabilities:
Derivative financial instruments	$47.2	$47.2

(a)                   Represents cost for cost method investments.

The estimated fair values of investment securities and derivative financial instruments are described below. Refer to Notes 10 and 11 of these Consolidated Financial Statements for additional information regarding the Company’s investment securities and derivative financial instruments, respectively.

The estimated fair market value of FDC’s long-term borrowings was primarily based on market trading prices and is considered to be a level 2 measurement.  For additional information regarding the Company’s borrowings, refer to Note 4 of these Consolidated Financial Statements as well as to Note 8 of the Company’s Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Concentration of Credit Risk

The Company’s investment securities are diversified across multiple issuers within its investment portfolio (investment securities plus cash and cash equivalents). In addition to investment securities, the Company maintains other financial instruments with various financial institutions. The Company’s largest single issuer represents less than 12% of the total carrying value of the investment portfolio and the Company limits its derivative financial instruments credit risk by maintaining contracts with highly rated (in the “A” category or higher) counterparties. The Company periodically reviews the credit standings of these institutions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy:

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of March 31, 2012
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$165.0	$165.0
State and municipal obligations	—	99.0	—	99.0
Preferred stock	0.4	—	—	0.4
Total settlement assets	0.4	99.0	165.0	264.4

Other current assets:
Interest rate swap contracts	—	6.7	—	6.7
Foreign currency derivative contracts	—	8.8	—	8.8
Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Interest rate swap contracts	—	65.9	—	65.9
Forward-starting interest rate contracts	—	1.9	—	1.9
Total assets at fair value	$0.4	$182.8	$165.0	$348.2

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$108.2	$—	$108.2
Other long-term liabilities:
Foreign currency derivative contracts	—	31.0	—	31.0
Forward-starting interest rate contracts	—	16.2	—	16.2
Total liabilities at fair value	$—	$155.4	$—	$155.4

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

Settlement assets - student loan auction rate securities. Due to the lack of observable market activity for the SLARS held by the Company as of March 31, 2012, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy. A 50 basis point change in liquidity risk premium, as well as slight changes in other unobservable inputs including default probability and default recovery rate assumptions and the probability of an issuer call prior to maturity would impact the value of the SLARS by approximately $3 million. For additional information regarding sales, settlements and impairments of the SLARS, refer to Note 10 of these Consolidated Financial Statements.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance as of January 1, 2012	$170.5
Total gains (realized or unrealized):
Included in other comprehensive income	3.3
Included in product sales and other	0.5
Sales	(8.8)
Settlements	(0.5)
Transfers in (out) of Level 3	—
Ending balance as of March 31, 2012	$165.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the three months ended March 31, 2012, the Company did not perform any non-recurring fair value measurements.

Note 13: Acquisition

In April 2012, the Company acquired the remaining 30 percent noncontrolling interest in a provider of card and electronic payment processing services to merchant acquiring banks, for approximately 37.1 million euro, of which 19.0 million euro ($25.2 million) was paid in April 2012 with the remainder to be paid in 2013.

Note 14: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 8 of these Consolidated Financial Statements, FDC’s 9.875% senior notes, 12.625% senior notes, 10.55% senior notes and 11.25% senior subordinated notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). None of the other subsidiaries of FDC, either direct or indirect, guarantee the notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured revolving credit facility, senior secured term loan facility, the 8.875% senior secured notes and the 7.375% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries. The Guarantors further unconditionally guarantee the 8.25% senior second lien notes and 8.75%/10.00% PIK toggle senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries. The 9.875% senior note, 12.625% senior note, and 10.55% senior note and 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the results of operations, comprehensive income, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the three months ended March 31, 2012 and 2011, and as of March 31, 2012 and December 31, 2011 to arrive at the information for FDC on a consolidated basis.

	Three months ended March 31, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,009.3	$589.9	$(45.9)	$1,553.3
Product sales and other	—	132.6	84.1	(13.3)	203.4
Reimbursable debit network fees, postage and other	—	590.5	227.3	(10.5)	807.3
	—	1,732.4	901.3	(69.7)	2,564.0
Expenses:
Cost of services (exclusive of items shown below)	—	455.6	285.7	(45.9)	695.4
Cost of products sold	—	64.7	33.6	(13.3)	85.0
Selling, general and administrative	68.4	254.9	123.2	—	446.5
Reimbursable debit network fees, postage and other	—	590.5	227.3	(10.5)	807.3
Depreciation and amortization	2.2	188.1	118.8	—	309.1
Other operating expenses:
Restructuring, net	—	(0.1)	3.8	—	3.7
	70.6	1,553.7	792.4	(69.7)	2,347.0
Operating (loss) profit	(70.6)	178.7	108.9	—	217.0
Interest income	—	0.2	2.3	—	2.5
Interest expense	(456.7)	(1.7)	(2.7)	—	(461.1)
Interest income (expense) from intercompany notes	46.7	(48.2)	1.5	—	—
Other income (expense)	(25.5)	0.2	17.1	—	(8.2)
Equity earnings from consolidated subsidiaries	168.9	31.2	—	(200.1)	—
	(266.6)	(18.3)	18.2	(200.1)	(466.8)
(Loss) income before income taxes and equity earnings in affiliates	(337.2)	160.4	127.1	(200.1)	(249.8)
Income tax (benefit) expense	(184.7)	65.9	10.6	—	(108.2)
Equity earnings in affiliates	—	27.3	0.2	—	27.5
Net (loss) income	(152.5)	121.8	116.7	(200.1)	(114.1)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	13.7	24.7	38.4
Net (loss) income attributable to First Data Corporation	$(152.5)	$121.8	$103.0	$(224.8)	$(152.5)
Comprehensive (loss) income	$(44.3)	$127.8	$199.6	$(291.1)	$(8.0)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	11.6	24.7	36.3
Comprehensive (loss) income attributable to First Data Corporation	$(44.3)	$127.8	$188.0	$(315.8)	$(44.3)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$950.7	$568.8	$(36.5)	$1,483.0
Product sales and other	—	131.0	80.4	(14.5)	196.9
Reimbursable debit network fees, postage and other	—	591.5	292.4	(19.6)	864.3
	—	1,673.2	941.6	(70.6)	2,544.2
Expenses:
Cost of services (exclusive of items shown below)	—	463.1	289.9	(36.5)	716.5
Cost of products sold	—	68.3	37.0	(14.5)	90.8
Selling, general and administrative	63.5	228.9	119.3	—	411.7
Reimbursable debit network fees, postage and other	—	591.5	292.4	(19.6)	864.3
Depreciation and amortization	2.2	216.1	123.5	—	341.8
Other operating expenses:
Restructuring, net	(0.1)	10.7	2.0	—	12.6
	65.6	1,578.6	864.1	(70.6)	2,437.7
Operating (loss) profit	(65.6)	94.6	77.5	—	106.5
Interest income	0.1	0.2	1.6	—	1.9
Interest expense	(437.3)	(1.6)	(3.4)	—	(442.3)
Interest income (expense) from intercompany notes	35.8	(41.8)	6.0	—	—
Other income (expense)	(84.2)	9.3	48.6	—	(26.3)
Equity earnings from consolidated subsidiaries	129.4	22.8	—	(152.2)	—
	(356.2)	(11.1)	52.8	(152.2)	(466.7)
(Loss) income before income taxes and equity earnings in affiliates	(421.8)	83.5	130.3	(152.2)	(360.2)
Income tax (benefit) expense	(204.7)	57.1	(0.4)	—	(148.0)
Equity earnings in affiliates	—	27.8	(0.1)	—	27.7
Net (loss) income	(217.1)	54.2	130.6	(152.2)	(184.5)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	12.8	19.8	32.6
Net (loss) income attributable to First Data Corporation	$(217.1)	$54.2	$117.8	$(172.0)	$(217.1)
Comprehensive (loss) income	$(60.7)	$124.3	$262.3	$(353.8)	$(27.9)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	13.0	19.8	32.8
Comprehensive (loss) income attributable to First Data Corporation	$(60.7)	$124.3	$249.3	$(373.6)	$(60.7)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of March 31, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6.3	$20.5	$302.4	$—	$329.2
Accounts receivable, net of allowance for doubtful accounts	26.0	1,001.6	819.9	—	1,847.5
Settlement assets (a)	—	6,656.1	5,451.1	—	12,107.2
Other current assets	20.0	222.1	74.8	—	316.9
Total current assets	52.3	7,900.3	6,648.2	—	14,600.8
Property and equipment, net of accumulated depreciation	30.7	605.1	255.8	—	891.6
Goodwill	—	9,516.5	7,749.7	—	17,266.2
Customer relationships, net of accumulated amortization	—	2,377.6	1,897.8	—	4,275.4
Other intangibles, net of accumulated amortization	606.5	645.6	648.3	—	1,900.4
Investment in affiliates	—	1,429.9	38.1	—	1,468.0
Long-term settlement assets	—	—	170.7	—	170.7
Other long-term assets	445.0	318.7	83.3	—	847.0
Investment in consolidated subsidiaries	25,538.6	5,392.6	—	(30,931.2)	—
Total assets	$26,673.1	$28,186.3	$17,491.9	$(30,931.2)	$41,420.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5.7	$115.5	$87.6	$—	$208.8
Short-term and current portion of long-term borrowings	79.3	44.6	68.0	—	191.9
Settlement obligations (a)	—	6,656.1	5,616.9	—	12,273.0
Other current liabilities	580.0	527.0	340.7	—	1,447.7
Total current liabilities	665.0	7,343.2	6,113.2	—	14,121.4
Long-term borrowings	22,456.9	59.5	27.8	—	22,544.2
Long-term deferred tax (assets) liabilities	(1,133.4)	1,672.5	118.6	—	657.7
Intercompany payable (receivable)	6,012.4	(4,866.8)	(1,145.6)	—	—
Intercompany notes	(1,933.5)	1,997.7	(64.2)	—	—
Other long-term liabilities	552.8	98.6	30.6	—	682.0
Total liabilities	26,620.2	6,304.7	5,080.4	—	38,005.3
Redeemable equity interest	—	—	66.2	(66.2)	—
Redeemable noncontrolling interest	—	—	—	66.2	66.2
First Data Corporation stockholder’s equity	52.9	21,881.6	5,717.4	(27,599.0)	52.9
Noncontrolling interests	—	—	63.7	3,232.0	3,295.7
Equity of consolidated alliance	—	—	6,564.2	(6,564.2)	—
Total equity	52.9	21,881.6	12,345.3	(30,931.2)	3,348.6
Total liabilities and equity	$26,673.1	$28,186.3	$17,491.9	$(30,931.2)	$41,420.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of December 31, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$162.2	$37.1	$286.4	$—	$485.7
Accounts receivable, net of allowance for doubtful accounts	25.3	939.4	883.9	—	1,848.6
Settlement assets (a)	—	6,093.2	4,565.1	—	10,658.3
Other current assets	45.7	212.0	65.2	—	322.9
Total current assets	233.2	7,281.7	5,800.6	—	13,315.5
Property and equipment, net of accumulated depreciation	31.4	623.5	281.0	—	935.9
Goodwill	—	9,510.5	7,694.1	—	17,204.6
Customer relationships, net of accumulated amortization	—	2,468.4	1,957.0	—	4,425.4
Other intangibles, net of accumulated amortization	606.8	638.7	633.7	—	1,879.2
Investment in affiliates	—	1,452.8	37.8	—	1,490.6
Long-term settlement assets	—	—	181.0	—	181.0
Other long-term assets	465.7	304.3	74.1	—	844.1
Investment in consolidated subsidiaries	25,242.7	5,396.2	—	(30,638.9)	—
Total assets	$26,579.8	$27,676.1	$16,659.3	$(30,638.9)	$40,276.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7.1	$113.4	$85.4	$—	$205.9
Short-term and current portion of long-term borrowings	0.3	39.6	93.5	—	133.4
Settlement obligations (a)	—	6,093.2	4,744.6	—	10,837.8
Other current liabilities	690.5	544.5	408.1	—	1,643.1
Total current liabilities	697.9	6,790.7	5,331.6	—	12,820.2
Long-term borrowings	22,422.4	69.0	30.3	—	22,521.7
Long-term deferred tax (assets) liabilities	(1,091.6)	1,677.5	109.5	—	695.4
Intercompany payable (receivable)	5,707.0	(4,618.7)	(1,088.3)	—	—
Intercompany notes	(1,887.3)	1,949.9	(62.6)	—	—
Other long-term liabilities	634.8	100.1	28.7	—	763.6
Total liabilities	26,483.2	5,968.5	4,349.2	—	36,800.9
Redeemable equity interest	—	—	67.4	(67.4)	—
Redeemable noncontrolling interest	—	—	—	67.4	67.4
First Data Corporation stockholder’s equity	96.6	21,707.5	5,580.5	(27,288.0)	96.6
Noncontrolling interests	—	0.1	60.7	3,250.6	3,311.4
Equity of consolidated alliance	—	—	6,601.5	(6,601.5)	—
Total equity	96.6	21,707.6	12,242.7	(30,638.9)	3,408.0
Total liabilities and equity	$26,579.8	$27,676.1	$16,659.3	$(30,638.9)	$40,276.3

(a)                   The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(152.5)	$121.8	$116.7	$(200.1)	$(114.1)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	2.2	225.3	121.9	—	349.4
Charges (gains) related to other operating expenses and other income (expense)	25.5	(0.3)	(13.3)	—	11.9
Other non-cash and non-operating items, net	(161.0)	(90.7)	1.4	200.1	(50.2)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(272.2)	15.1	5.9	—	(251.2)
Net cash (used in) provided by operating activities	(558.0)	271.2	232.6	—	(54.2)
CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to equity method investments	—	(7.9)	—	—	(7.9)
Payments related to other businesses previously acquired	—	(3.2)	—	—	(3.2)
Additions to property and equipment	(0.1)	(30.0)	(17.5)	—	(47.6)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.1)	(45.3)	(8.8)	—	(54.2)
Distributions and dividends from subsidiaries	20.0	46.7	—	(66.7)	—
Other investing activities	0.4	1.3	0.3	—	2.0
Net cash provided by (used in) investing activities	20.2	(38.4)	(26.0)	(66.7)	(110.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	79.0	—	(26.1)	—	52.9
Accrued interest funded upon issuance of notes	16.9	—	—	—	16.9
Debt modification proceeds (payments) and related financing costs, net	8.0	—	—	—	8.0
Principal payments on long-term debt	(0.1)	(11.1)	(4.6)	—	(15.8)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(9.9)	(43.3)	(53.2)
Distributions paid to equity holders	—	—	(88.0)	88.0	—
Redemption of Parent’s redeemable common stock	(0.1)	—	—	—	(0.1)
Cash dividends	(3.5)	—	(22.0)	22.0	(3.5)
Intercompany	281.7	(234.5)	(47.2)	—	—
Net cash provided by (used in) financing activities	381.9	(245.6)	(197.8)	66.7	5.2

Effect of exchange rate changes on cash and cash equivalents	—	(3.8)	7.2	—	3.4

Change in cash and cash equivalents	(155.9)	(16.6)	16.0	—	(156.5)

Cash and cash equivalents at beginning of period	162.2	37.1	286.4	—	485.7

Cash and cash equivalents at end of period	$6.3	$20.5	$302.4	$—	$329.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(217.1)	$54.2	$130.6	$(152.2)	$(184.5)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	2.2	238.3	126.6	—	367.1
Charges (gains) related to other operating expenses and other income (expense)	84.1	1.4	(46.6)	—	38.9
Other non-cash and non-operating items, net	(103.1)	(67.6)	7.2	152.2	(11.3)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(204.7)	132.9	(30.0)	—	(101.8)
Net cash (used in) provided by operating activities	(438.6)	359.2	187.8	—	108.4
CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	—	(0.2)	—	—	(0.2)
Additions to property and equipment	(2.9)	(22.9)	(30.8)	—	(56.6)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.1)	(42.0)	(10.3)	—	(52.4)
Distributions and dividends from subsidiaries	1.0	59.0	—	(60.0)	—
Other investing activities	0.4	0.5	0.5	—	1.4
Net cash used in investing activities	(1.6)	(5.6)	(40.6)	(60.0)	(107.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(78.9)	—	(78.9)
Debt modification payments and related financing costs, net	(18.6)	—	—	—	(18.6)
Principal payments on long-term debt	(0.1)	(10.8)	(8.4)	—	(19.3)
Proceeds from sale-leaseback transactions	—	—	4.4	—	4.4
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(9.4)	(56.7)	(66.1)
Distributions paid to equity holders	—	—	(115.7)	115.7	—
Redemption of Parent’s redeemable common stock	(0.2)	—	—	—	(0.2)
Cash dividends	—	—	(1.0)	1.0	—
Intercompany	352.0	(323.6)	(28.4)	—	—
Net cash provided by (used in) financing activities	333.1	(334.4)	(237.4)	60.0	(178.7)

Effect of exchange rate changes on cash and cash equivalents	—	(5.4)	9.5	—	4.1

Change in cash and cash equivalents	(107.1)	13.8	(80.7)	—	(174.0)

Cash and cash equivalents at beginning of period	164.1	21.1	324.3	—	509.5

Cash and cash equivalents at end of period	$57.0	$34.9	$243.6	$—	$335.5

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

Consolidated Results.

	Three months ended March 31,
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$1,553.3	$1,483.0	5%
Product sales and other	203.4	196.9	3%
Reimbursable debit network fees, postage and other	807.3	864.3	(7)%
	2,564.0	2,544.2	1%
Expenses:
Cost of services (exclusive of items shown below)	695.4	716.5	(3)%
Cost of products sold	85.0	90.8	(6)%
Selling, general and administrative	446.5	411.7	8%
Reimbursable debit network fees, postage and other	807.3	864.3	(7)%
Depreciation and amortization	309.1	341.8	(10)%
Other operating expenses, net (a)	3.7	12.6	*
	2,347.0	2,437.7	(4)%
Interest income	2.5	1.9	32%
Interest expense	(461.1)	(442.3)	4%
Other income (expense) (b)	(8.2)	(26.3)	*
Income tax (benefit) expense	(108.2)	(148.0)	(27)%
Equity earnings in affiliates	27.5	27.7	(1)%
Net loss	(114.1)	(184.5)	(38)%
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	38.4	32.6	18%
Net loss attributable to First Data Corporation	$(152.5)	$(217.1)	(30)%

*                          Calculation not meaningful

(a)                   Other operating expenses, net includes restructuring, net, litigation and regulatory settlements, impairments and other as applicable to the periods presented.

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

Operating revenues overview.

Transaction and processing service fees. Revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 due to growth in merchant transactions and dollar volumes both domestically and internationally, lower debit interchange rates as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and new business. Partially offsetting these increases were decreases due to lost business, price compression and changes in merchant and pricing mix. Lower debit interchange rates positively impacted the transaction and processing service fees growth rate by approximately 2 percentage points.

Product sales and other. Revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 mainly resulting from increases in professional services and terminal leasing revenue.  The increase in professional services revenue is partly due to new projects in Germany while the increase in terminal leasing revenue is due to increased lease originations and lease renewals.  Partially offsetting these increases were decreases in terminal sales due to a bulk terminal sale to a domestic customer in the first quarter of 2011 and foreign currency exchange rate movements.   Foreign currency exchange rate movements negatively impacted the product sales and other growth rate by approximately 2 percentage points.

Reimbursable debit network fees, postage and other. Revenue and expense decreased for the three months ended March 31, 2012 compared to the same period in 2011 due to the cap on debit interchange rates imposed by the Dodd-Frank Act in October 2011 partially offset by growth of personal identification number (“PIN”)-debit transaction and dollar volumes. The cap on debit interchange rates imposed by the Dodd-Frank Act impacted the reimbursable debit network fees, postage and other growth rate by approximately 16 percentage points.

Operating expenses overview.

Cost of services. Expenses decreased for the three months ended March 31, 2012 compared to the same period in 2011 due to decreased operations and technology costs and lower net check warranty expense.  Net check warranty expense decreased due to lower check volumes and better risk assessment data.

Cost of products sold. Expenses decreased for the three months ended March 31, 2012 compared to the same period in 2011 due most significantly to lower terminal sales and lower cost terminal replacements internationally.  Also contributing to the decrease was a bulk sale to a domestic customer in the first quarter of 2011 and foreign currency exchange rate movements.

Selling, general and administrative. Expenses increased for the three months ended March 31, 2012 compared to the same period in the prior year due most significantly to growth in payments made to independent sales organizations (“ISO’s”).  Growth in payments made to ISO’s increased due to the Company increasing the number of ISO’s and an increase in ISO transaction volumes which negatively impacted the selling, general and administrative growth rate by approximately 7 percentage points.

Depreciation and amortization. Expenses decreased for the three months ended March 31, 2012 compared to the same period in 2011 due most significantly to a decrease in the amortization of certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in the prior period and certain other intangible assets that have become fully amortized. These decreases were partially offset by increases due to newly capitalized assets.

Other operating expenses, net. A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
(in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Three months ended March 31, 2012
Restructuring charges	80	$—	$—	$(4.0)	$(0.3)	$(4.3)
Restructuring accrual reversal		—	—	0.3	0.3	0.6
Total pretax charge, net of reversals		$—	$—	$(3.7)	$—	$(3.7)

Three months ended March 31, 2011
Restructuring charges	260	$(1.5)	$(5.2)	$(6.5)	$(1.2)	$(14.4)
Restructuring accrual reversal		0.7	—	0.7	0.4	1.8
Total pretax charge, net of reversals		$(0.8)	$(5.2)	$(5.8)	$(0.8)	$(12.6)

The Company recorded $3.9 million of restructuring charges during the three months ended March 31, 2012 related to employee reduction and certain employee relocation efforts in Germany.  The Company expects to record approximately $29 million of restructuring charges in 2012 in connection with the restructuring event in Germany.

The Company estimates cost savings resulting from restructuring activities recorded during the three months ended March 31, 2012 of approximately $3 million in 2012 and approximately $6 million on an annual basis.

The Company recorded restructuring charges during the three months ended March 31, 2011 in connection with management’s alignment of the business with strategic objectives.

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2012:

(in millions)	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2012	$16.7	$0.9
Expense provision	4.3	—
Cash payments and other	(5.4)	(0.3)
Changes in estimates	(0.5)	(0.1)
Remaining accrual as of March 31, 2012	$15.1	$0.5

Interest expense. Interest expense increased for the three months ended March 31, 2012 compared to the same period in 2011 due to higher average interest rates resulting primarily from the April 2011 debt modifications and amendments.

The Company utilizes interest rate swaps to hedge its interest payments on a portion of its variable rate debt from fluctuations in interest rates. While these swaps do not qualify for hedge accounting, they continue to be effective economically in eliminating variability in interest rate payments. Additionally, the Company utilizes a fixed to floating interest rate swap, which does not qualify for hedge accounting, to maintain a desired ratio of fixed rate and floating rate debt. The fair value adjustments for interest rate swaps that do not qualify for hedge accounting as well as interest rate swap ineffectiveness are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations and totaled charges of $0.6 million and $5.0 million for the three months ended March 31, 2012 and 2011, respectively..

Other income (expense).

	Three months ended March 31,
(in millions)	2012	2011
Investment gains	$0.3	$—
Derivative financial instruments gains and (losses)	(3.7)	(11.3)
Non-operating foreign currency gains and (losses)	(4.8)	(15.0)
Other income (expense)	$(8.2)	$(26.3)

Derivative financial instruments gains and (losses). The net gains and losses for the three months ended March 31, 2012 and 2011 were due most significantly to the fair value adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges.

Non-operating foreign currency (losses) and gains. The net gains and losses related to currency translations on the Company’s intercompany loans and its euro-denominated debt.

Income taxes. The Company’s effective tax rates on pretax loss were tax benefits of 48.7% and 44.5% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate benefit for the three months ended March 31, 2012 was greater than the statutory rate primarily due to a decrease in the Company’s liability for unrecognized tax benefits, net income attributable to noncontrolling interests from pass through entities for which there was no tax expense provided, certain prior period tax adjustments, state tax benefits and foreign income taxed at lower effective rates.  These positive adjustments were partially offset by an increase in the Company’s valuation allowances against foreign tax credits and unrealized investment losses.

The effective tax rate benefit for the three months ended March 31, 2011 was greater than the federal statutory rate primarily due to state tax benefits, net income attributable to noncontrolling interests for which there was no tax expense provided, a net benefit relating to tax effects of foreign exchange gains and losses on intercompany notes and a benefit relating to a tax law change in Greece, partially offset by an increase in the Company’s valuation allowance against foreign tax credits and an adjustment to the calculation of certain deferred tax liabilities.

The balance of the Company’s liability for unrecognized tax benefits was approximately $285 million as of March 31, 2012.  During the quarter ended March 31, 2012, the Company’s liability for unrecognized tax benefits was reduced by approximately $51 million upon closure of the 2003 and 2004 federal tax years and the resolution of certain state audit issues.  The liability for interest accrued on the unrecognized tax benefits of $25 million and the contra-liability for the federal benefit on state taxes of $4 million were reduced at the same time. The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $131 million within the next twelve months as the result of the possible closure of its 2005 through 2007 federal tax years, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.  The potential decrease relates to various federal, state and foreign tax benefits including research and experimentation credits, transfer pricing adjustments and certain amortization and loss deductions.

In addition to the liability discussed above, the balance of the uncertain income tax liability for which The Western Union Company is required to indemnify the Company was approximately $5 million as of March 31, 2012.  During the quarter ended March 31, 2012, this liability decreased by approximately $6 million upon closure of the 2003 and 2004 federal tax years and the resolution of certain state audit issues.  The Company anticipates that it is reasonably possible that the uncertain income tax liability may decrease by approximately $5 million within the next twelve months as a result of the possible closure of the 2005 and 2006 federal tax years.

Equity earnings in affiliates. Equity earnings in affiliates decreased slightly for the three months ended March 31, 2012 compared to the same period in 2011.  Transaction and dollar volume growth, pricing increases and the positive impact of lower debit interchange rates as a result of the Dodd-Frank Act were offset by increased amortization associated with a referral payment to one of the Company’s merchant alliance partners in the fourth quarter of 2011.  Amortization of the referral payment negatively impacted the equity earnings in affiliates growth rate by approximately 47 percentage points.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests. Most of the net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interests increased for the three months ended March 31, 2012 compared to the same period in 2011 due to the impact of lower debit interchange rates as a result of the Dodd-Frank Act, transaction and dollar volume growth and pricing increases.

Segment results. For a detailed discussion of the Company’s principles regarding its segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Retail and Alliance Services segment results.

	Three months ended March 31,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$746.4	$664.1	12%
Product sales and other	100.9	100.7	0%
Segment revenue	$847.3	$764.8	11%
Segment EBITDA	$352.0	$285.5	23%
Segment margin	42%	37%	4 pts
Key indicators:
Domestic merchant transactions (a)	8,834.8	8,371.5	6%

(a)                   Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions reflect 100% of alliance transactions.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended March 31,		Change
(in millions)	2012	2011	%
Acquiring revenue	$552.1	$486.2	14%
Check processing revenue	76.2	82.2	(7)%
Prepaid revenue	66.3	65.4	1%
Processing fees and other revenue from alliance partners	51.8	30.3	71%
Total transaction and processing service fees revenue	$746.4	$664.1	12%

Acquiring revenue. Acquiring revenue increased in the first quarter of 2012 compared to the first quarter of 2011 mainly from lower debit interchange rates as a result of the Dodd-Frank Act which benefited the growth rate for acquiring revenue by approximately $26 million or 5 percentage points. Acquiring revenue also benefited from increases in merchant transactions and dollar volumes, new sales and pricing increases for regional merchants. These increases were partially offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes, the affect of shifts in pricing mix, merchant attrition and price compression largely related to national merchants and ISO portfolios.

Revenue growth outpaced transaction growth for the periods presented driven most significantly by the impact of lower debit interchange rates discussed above partially offset by merchant mix, pricing mix and price compression. Revenue per transaction increased 11% for the three months ended March 31, 2012 compared to the same period in 2011 driven by the impact of lower debit interchange rates discussed above as well as increased fees from the shift in processing related to the Banc of America Merchant Services, LLC (“BAMS”) alliance described in the “Processing fees and other revenue from alliance partners” section below. In addition, there were decreases in transaction growth resulting from deconversions occurring throughout 2011 and the first quarter of 2012 that did not materially impact revenue. The average ticket size of signature based transactions decreased slightly in the first quarter of 2012 as compared to the same period in 2011.

Check processing revenue. Check processing revenue decreased in the three months ended March 31, 2012 versus the comparable period in 2011 due most significantly to the impact of merchant mix resulting from a shift in regional to national merchants and lower overall check volumes from check writer and merchant attrition.

Prepaid revenue. Prepaid revenue increased slightly in the three months ended March 31, 2012 compared to the same period in 2011 due most significantly to higher transaction volumes within the open loop payroll distribution program related to existing customers and new business mainly offset by the disposition of a line of business in the second quarter of 2011.

Processing fees and other revenue from alliance partners. The increase in processing fees and other revenue from alliance partners in the three months ended March 31, 2012 compared to the same period in 2011 resulted from increased fees from the BAMS alliance due to a shift of processing from the alliance partner to the Company beginning in October 2011, as well as increased transaction and dollar volumes within the Company’s merchant alliances. The impact of the shift in processing benefited the 2012 growth rate by approximately $17 million or 56 percentage points.

Product sales and other revenue. Product sales and other revenue remained flat in the three months ended March 31, 2012 versus the comparable period in 2011 primarily due to growth in leasing revenue from increased lease originations and lease renewals mostly offset by a decline in equipment sales due in part to a bulk sale to a customer in 2011.

Segment EBITDA. The impact of the revenue items noted above primarily contributed to the increase in Retail and Alliance Services segment EBITDA in the first three months of 2012 compared to the same period in 2011. The impact from the Dodd-Frank Act, benefited segment EBITDA growth in the first quarter of 2012 compared to the same period in 2011 by approximately $24 million or 8 percentage points. The impact from the shift in processing related to the BAMS alliance positively impacted segment EBITDA growth for the three months ended 2012 compared to the same period in 2011 by approximately $13 million or 4 percentage points.

Financial Services segment results.

	Three months ended March 31,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$338.1	$331.5	2%
Product sales and other	7.5	6.1	23%
Segment revenue	$345.6	$337.6	2%
Segment EBITDA	$157.4	$136.7	15%
Segment margin	46%	41%	5	pts
Key indicators:
Domestic debit issuer transactions (a)	3,092.6	3,047.2	1%
Domestic active card accounts on file (end of period) (b)	131.1	112.0	17%
Domestic card accounts on file (end of period) (c)	748.8	666.3	12%

(a)                   Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and PIN-debit POS and ATM gateway transactions.

(b)                  Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.

(c)                   Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month of the period.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended March 31,		Change
(in millions)	2012	2011	%
Credit card, retail card and debit processing	$226.9	$221.1	3%
Output services	57.2	56.3	2%
Other revenue	54.0	54.1	0%
Total transaction and processing service fees revenue	$338.1	$331.5	2%

Credit card, retail card and debit processing revenue. Credit card and retail card processing revenue increased for the three months ended March 31, 2012 versus the comparable period in 2011 due to net new business and volume growth from existing customers partially offset by price compression. Growth in domestic active card accounts on file benefited primarily from net new account conversions, mostly retail accounts; the substantial majority of which were converted in March 2012.

Debit processing revenue increased for the three months ended March 31, 2012 versus the comparable period in 2011 due primarily to volume growth from existing customers and new fees implemented in 2011, primarily regulatory compliance fees, partially offset by net lost business and price compression on contract renewals.

Debit issuer transaction growth in the three months ended March 31, 2012 compared to the same periods in 2011 increased due to impacts from the implementation of Dodd-Frank Act exclusivity rules, growth of existing clients due in part to the shift to debit cards from cash and checks, and new business. Mostly offsetting the increases were decreases due to lost business, including the loss of a large financial institution that is expected to fully deconvert by mid 2012.

During 2010, the Company received notification from the large financial institution noted above that it will not renew its debit processing agreement at the end of the contract term. However, the client extended its processing contract through the deconversion period. Deconversion began in late 2011 and will continue through mid 2012. The Company has also received notification of termination from various financial institutions that are less significant individually, which are scheduled to deconvert throughout 2012. Including the large financial institution, these agreements represented approximately 7% of segment revenue for 2011.

Output services revenue. Output services revenue increased for the three months ended March 31, 2012 versus the comparable period in 2011 due to net new business in print and plastics partially offset by price compression from existing customers.

Other revenue. Other revenue consists mostly of revenue from remittance processing, information services, online banking and bill payment services as well as voice services. Other revenue for the three months ended March 31, 2012 was flat compared to the same period in 2011 due to decreases in voice services and information services volumes mostly offset by an increase in online banking and bill payment services.

Segment EBITDA. Financial Services segment EBITDA increased for the three months ended March 31, 2012 compared to the same period in 2011 due most significantly to decreased operating expenses, primarily technology and operations costs, resulting from reduced headcount and operational efficiencies as well as from the revenue items noted above. The decrease in operating expenses benefited the segment EBITDA growth rate for the first quarter of 2012 versus the comparable period in 2011 by 9 percentage points.

International segment results.

	Three months ended March 31,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$309.6	$323.7	(4)%
Product sales and other	86.5	84.5	2%
Equity earnings in affiliates	8.8	7.1	24%
Segment revenue	$404.9	$415.3	(3)%
Segment EBITDA	$95.4	$91.7	4%
Segment margin	24%	22%	2 pts
Key indicators:
International transactions (a)	1,865.6	1,719.3	9%
International card accounts on file (end of period) (b)	74.5	87.4	(15)%

(a)                   International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.

(b)                  International card accounts on file include bankcard and retail. International card accounts on file for the three months ended March 31, 2011 reflects an updated count of card accounts on file.

Summary. Segment revenue in the three months ended March 31, 2012 versus the comparable period in 2011 was negatively impacted due to the items discussed below as well as the impact of foreign currency exchange rate movements. Foreign currency exchange rate movements negatively impacted the total segment revenue growth rate in the first quarter of 2012 compared to the same period in 2011 by 2 percentage points.

Transaction and processing service fees revenue. Transaction and processing service fees revenue includes merchant related services and card services revenue. Merchant related services revenue encompasses merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue and fees from switching services. Card services revenue represents monthly managed service fees for issued cards. Merchant related services transaction and processing service fee revenue represented approximately 58% and 57% and card services revenue represented approximately 42% and 43% of total transaction and processing service fees revenue for the three months ended March 31, 2012 and the same period in 2011, respectively.

Transaction and processing service fees revenue decreased in the first three months of 2012 compared to the same period in 2011 primarily due to declines in the card issuing businesses partially offset by growth in the merchant acquiring businesses. Revenue in the card issuing businesses declined due to lost business in Germany, the United Kingdom and Central and South Eastern Europe and lower revenue in Greece driven by the economic recession and a strategic decision to exit low-margin businesses.  Partially offsetting these decreases were increased transaction volumes in the card issuing business in Argentina and new business in Canada. Increases in the merchant acquiring businesses resulted from growth in the merchant acquiring alliances and direct sales channels in the United Kingdom and Canada. Foreign currency exchange rate movements negatively impacted the transaction and processing service fees growth rate for the first quarter of 2012 versus the comparable period in 2011 by 2 percentage points.

Transaction and processing service fees revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was impacted by foreign currency exchange rate movements, the mix of transaction types and price compression. International card accounts on file in the three months ended March 31, 2012 as compared to the same period in 2011 decreased primarily due to lost business in China and the United Kingdom that deconverted in the fourth quarter of December 2011.

Product sales and other revenue. Product sales and other revenue increased in the first quarter of 2012 versus the same period in 2011 due to an increase in professional services revenue resulting from new projects in Germany as well as growth in terminal sales and leasing revenue as a result of new clients and growth from existing clients primarily in Argentina. The impact of foreign currency exchange rate movements negatively impacted the growth rate for product sales and other revenue for the three months ended 2012 compared to the same period in 2011 by 4 percentage points.

Segment EBITDA. Segment EBITDA increased in the three months ended March 31, 2012 compared to the same period in 2011 due to the impact of the revenue items noted above as well as decreased expenses, principally operations and technology costs, driven by cost cutting initiatives. The segment EBITDA growth rate for the first quarter of 2012 versus the comparable period in 2011 benefited from decreased operations and technology costs by 9 percentage points. Segment EBITDA growth was negatively impacted by 3 percentage points in the first quarter of 2012 compared to the same period in 2011 from the impact of foreign currency exchange rate movements.

Capital Resources and Liquidity

FDC’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in the Company’s debt structure as well as the Company’s cash flow activities and the sources and uses of funding during the three months ended March 31, 2012 and 2011. Refer to Note 4 to the Company’s Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information regarding the Company’s debt structure.

Debt modifications and amendments. On March 13, 2012, FDC amended its credit agreement to, among other things:

(i) convert approximately $3.2 billion of the existing term loans maturing in 2014 (the “2014 Term Loans”) under FDC’s senior secured term credit facilities into a new dollar-denominated term loan tranche and a new euro-denominated term loan tranche, which will each mature on March 24, 2017 (collectively, the “2017 Term Loans”).

(ii) permit FDC to provide a loan extension request upon such shorter notice period as may be agreed by the administrative agent;

(iii) permit the deduction of fees and expenses related to any loan extensions from the net cash proceeds of any substantially concurrent debt offering related thereto that are being used to repay term loans under its senior secured credit facilities;

(iv) increase the Maximum Incremental Facilities Amount (as defined in the Amended Credit Agreement) by the amount of outstanding 2014 Term Loans, provided such increased amount may only be used for the incurrence of indebtedness the net cash proceeds of which are substantially concurrently used to prepay 2014 Term Loans;

(v) increase the Maximum Incremental Facilities Amount by the amount of any permanent reduction and/or termination of the revolving credit commitments after the effectiveness date of the Amendment Agreement;

(vi) permit voluntary prepayments of term loans to be directed to a class of Extended Term Loans (as defined in the Amended Credit Agreement) without requiring a prepayment of existing term loans from which such Extended Term Loans were converted; and

(vii) provide for an increase in the interest applicable to the 2017 Term Loans to a rate equal to, at FDC’s option, either (i) LIBOR for deposits in the applicable currency plus 500 basis points or (ii) with regard to dollar-denominated borrowings, a base rate plus 400 basis points.

The amendment became effective on March 23, 2012 when FDC issued $845 million aggregate principal amount of additional 7.375% senior secured notes due June 15, 2019 and, using the net proceeds therefrom, effected a prepayment of the outstanding 2017 Term Loans under the Amended Credit Agreement of approximately $807 million.  The additional notes are treated as a single series with and have the same terms as the previously existing 7.375% notes. The additional notes and the previously existing 7.375% notes vote as one class under the related indenture.

The Company has taken a number of steps to extend its debt maturities and intends to extend additional maturity dates as opportunities allow.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At March 31, 2012 and December 31, 2011, the Company held $329.2 million and $485.7 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by Integrated Payment Systems Inc. (“IPS”) that are not available to fund operations outside of the IPS business. In addition, cash and cash equivalents also includes amounts held by the BAMS alliance, which is consolidated by the Company, that are not available to fund operations outside of the alliance. At March 31, 2012 and December 31, 2011, the cash and cash equivalents held by IPS and the BAMS alliance totaled $109.2 million and $75.2 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at March 31, 2012 and December 31, 2011 totaling $195.7 million and $216.0 million, respectively. As of March 31, 2012, there was approximately $50 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. FDC plans to fund any cash needs throughout the remainder of 2012 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

Cash flows from operating activities.

	Three months ended March 31,
Source/(use) (in millions)	2012	2011
Net loss	$(114.1)	$(184.5)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	349.4	367.1
Charges related to other operating expenses and other income (expense)	11.9	38.9
Other non-cash and non-operating items, net	(50.2)	(11.3)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	4.4	204.8
Other assets, current and long-term	96.1	56.9
Accounts payable and other liabilities, current and long-term	(225.7)	(200.7)
Income tax accounts	(126.0)	(162.8)
Net cash (used in) provided by operating activities	$(54.2)	$108.4

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

FDC’s operating cash flow is significantly impacted by its level of debt. Approximately $495 million and $353 million in cash interest was paid during the three months ended March 31, 2012 and 2011, respectively. The increase in cash interest payments from 2011 is primarily due to changes in the timing of coupon payments resulting from the Company’s debt modification activities during the last two years.

Cash flows from operating activities decreased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to the increase in cash interest payments.

FDC anticipates funding operations throughout the remainder of 2012 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash flows from investing activities.

	Three months ended March 31,
Source/(use) (in millions)	2012	2011
Current period acquisitions	$—	$(0.2)
Contributions to equity method investments	(7.9)	—
Payments related to other businesses previously acquired	(3.2)	—
Additions to property and equipment	(47.6)	(56.6)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(54.2)	(52.4)
Other investing activities	2.0	1.4
Net cash used in investing activities	$(110.9)	$(107.8)

Acquisitions and dispositions. The Company may finance acquisitions through a combination of internally generated funds, reinvestment of proceeds from asset sales, short-term borrowings and equity of its parent company. The Company may also consider using long-term borrowings subject to restrictions in its debt agreements. Although the Company considers potential acquisitions from time to time, the Company’s plan for the remainder of 2012 does not include funding of material acquisitions.

In the first quarter of 2012, the Company contributed $7.9 million for a working capital settlement in connection with the contribution of its transportation business to the TCH LLC alliance formed in November 2011.

In April 2012, the Company acquired the remaining 30 percent noncontrolling interest in a provider of card and electronic payment processing services to merchant acquiring banks, for approximately 37.1 million euro, of which 19.0 million euro ($25.2 million) was paid in April 2012 with the remainder to be paid in 2013.

The Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives.

Capital expenditures. Capital expenditures are anticipated to be approximately $425 to $475 million in 2012 and are expected to be funded by cash flows from operations and reinvestment of proceeds from asset sales. If, however, those sources are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility.

Cash flows from financing activities.

	Three months ended March 31,
Source/(use) (in millions)	2012	2011
Short-term borrowings, net	$52.9	$(78.9)
Accrued interest funded upon issuance of notes	16.9	—
Debt modification proceeds (payments) and related financing costs, net	8.0	(18.6)
Principal payments on long-term debt	(15.8)	(19.3)
Proceeds from sale-leaseback transactions	—	4.4
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(53.2)	(66.1)
Redemption of Parent’s redeemable common stock	(0.1)	(0.2)
Cash dividends	(3.5)	—
Net cash provided by (used in) financing activities	$5.2	$(178.7)

Short-term borrowings, net. The cash activity related to short-term borrowings in 2012 resulted primarily from net borrowings on FDC’s senior secured revolving credit facility partially offset by paydowns on FDC’s credit lines used principally to prefund settlement activity. In 2011, the cash activity resulted primarily from net paydowns on FDC’s credit lines used principally to prefund settlement activity.

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

As of March 31, 2012, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. In addition to the letters of credit discussed below, FDC had $79.0 million outstanding against this facility as of March 31, 2012 and no amount outstanding as of December 31, 2011. Therefore, as of March 31, 2012, $1,389.6 million remained available under this facility. Excluding the letters of credit, the maximum amount outstanding against this facility during the three months ended March 31, 2012 was approximately $124 million while the average amount outstanding during the period was approximately $15 million.

Accrued interest funded upon issuance of notes. During the first quarter of 2012, FDC received $16.9 million of accrued interest on the notes issued in connection with the March 2012 debt modification discussed above.  The interest will be paid in the second quarter of 2012.

Debt modification proceeds (payments) and related financing costs. During the first quarter of 2012, FDC received net cash proceeds of $8 million related to the March 2012 debt modification discussed above, a substantial portion of which were used to pay expenses related to the modification that were included in the Company’s results of operations.  During the first quarter of 2011, FDC paid $18.6 million in fees related to the December 2010 debt exchange discussed in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Principal payments on long-term debt. Payments for capital leases totaled $15.8 million and $14.9 million for the three months ended March 31, 2012 and 2011, respectively.

As of May 11, 2012, FDC’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (negative outlook). The Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

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

Cash dividends. The Company paid cash dividends to First Data Holdings Inc. in 2012.

Letters, lines of credit and other.

	Total Available (a)		Total Outstanding
(in millions)	As of March 31, 2012	As of December 31, 2011	As of March 31, 2012	As of December 31, 2011
Letters of credit (b)	$500.0	$500.0	$46.7	$45.0
Lines of credit and other (c)	$308.0	$341.2	$51.8	$76.4

(a)                   Total available without giving effect to amounts outstanding.

(b)                  Up to $500 million of FDC’s senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding during the three months ended March 31, 2012 was approximately $47 million. All letters of credit expire prior to February 20, 2013 with a one-year renewal option. FDC expects to renew most of the letters of credit prior to expiration.

(c)                   As of March 31, 2012, represents $258.8 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. FDC cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, FDC had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, FDC will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant non-cash transactions. During the three months ended March 31, 2011, the principal amount of FDC’s senior unsecured notes due 2015 increased by $35.6 million resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on FDC’s senior unsecured notes due 2015 is required to be paid in cash.

During the three months ended March 31, 2012 and 2011, the Company entered into capital leases, net of trade-ins, totaling approximately $7 million and $68 million, respectively.

Guarantees and covenants. For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and covenants” and “Covenant compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As of March 31, 2012, the Company was in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $12,344.3 million, Consolidated EBITDA of $2,847.9 million and a Ratio of 4.33 to 1.00 compared to the maximum ratio allowed by the covenant of 6.50 to 1.00.

The calculation of Consolidated EBITDA under FDC’s senior secured term loan facility is as follows:

(in millions)	Last twelve months ended March 31, 2012
Net loss attributable to First Data Corporation	$(451.5)
Interest expense, net (1)	1,843.3
Income tax benefit	(230.3)
Depreciation and amortization (2)	1,326.5
EBITDA (15)	2,488.0
Stock based compensation (3)	16.4
Restructuring, net (4)	37.5
Divestitures, net (5)	(57.4)
Derivative financial instruments (gains) and losses (6)	(65.8)
Official check and money order EBITDA (7)	(1.1)
Cost of alliance conversions and other technology initiatives (8)	44.3
KKR related items (9)	24.5
Debt issuance costs (10)	7.4
Projected near-term cost savings and revenue enhancements (11)	158.0
Net income attributable to noncontrolling interests and redeemable noncontrolling interests (12)	185.8
Equity entities taxes, depreciation and amortization (13)	16.1
Other (14)	(5.8)
Consolidated EBITDA (15)	$2,847.9

(1)                           Includes interest expense and interest income.

(2)                           Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $42.7 million and amortization related to equity method investments, which is netted within the “Equity earnings in affiliates” line of $71.5 million.

(3)                           Stock based compensation recognized as expense.

(4)                           Restructuring charges in connection with management’s alignment of the business with strategic objectives.

(5)                           Due mostly to a gain recognized upon disposition of the Company’s controlling interest in a business, in connection with the formation of an alliance.

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

(9)                           Represents KKR annual sponsorship fees for management, financial and other advisory services.

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

(12)                     Net income attributable to noncontrolling interests and redeemable noncontrolling interests in restricted subsidiaries.

(13)                     Represents FDC’s proportional share of income taxes, depreciation and amortization on equity method investments.

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

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain non-cash items, non-recurring items that FDC does not expect to continue at the same level in the future and certain items management believes will impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis (see Note 8 above). Consolidated EBITDA is further adjusted to add net income attributable to noncontrolling interests and redeemable noncontrolling interests of certain non-wholly-owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing FDC’s senior unsecured debt and/or senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing FDC’s senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2012 and 2011, the Company did not engage in any off-balance sheet financing activities other than those discussed in the “Off-Balance Sheet Arrangements” discussion in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Contractual Obligations

During the three months ended March 31, 2012, there were no material changes outside the ordinary course of business in the Company’s contractual obligations and commercial commitments from those reported at December 31, 2011 in the Company’s Annual Report on Form 10-K other than an approximate $78 million reduction in the Company’s liability for unrecognized tax benefits discussed in the “Income Taxes” section above.

In March 2012, as discussed above within “Capital Resources and Liquidity”, FDC amended its credit agreement to, among other things, convert approximately $3.2 billion of the existing term loans maturing in 2014 under FDC’s senior secured term credit facilities into a new dollar-denominated term loan tranche and a new euro-denominated term loan tranche, which will each mature on March 24, 2017. Additionally, FDC issued $845 million aggregate principal amount of additional 7.375% senior secured notes due June 15, 2019 and, using the net proceeds therefrom, effected a prepayment of the outstanding 2017 Term Loans under the Amended Credit Agreement of approximately $807 million. The combined effect of these events did not materially impact the total amount of the Company’s outstanding obligations but increased future interest payments and extended the maturity of approximately $2.4 billion of obligations from 2014 to 2017 and $0.8 billion of obligations from 2014 to 2019.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 related to its exposure to market risk from interest rates or foreign currency.

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

Evaluation of disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).  There were no material developments in the litigation matters previously disclosed in the Annual Report.

ITEM 1A.                     RISK FACTORS

There are no material changes to the risk factors as reported in the Company’s Annual Report on form 10-K for the year ended December 31, 2011.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                              OTHER INFORMATION

None

ITEM 6.                              EXHIBITS

Exhibit Number	Description

10.1

2012 Extension Agreement, dated as of March 13, 2012, among First Data Corporation, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 26, 2012).

10.2

First Supplemental Indenture, dated as March 23, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 7.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 26, 2012).

10.3	First Data Corporation Long Term Cash Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 17, 2012).

10.4	First Data Corporation Severance Policy (Global Pay Structure Level 6 Employees) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 17, 2012).

10.5	Description of Additional Director Compensation

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States

Exhibit Number	Description
Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

FIRST DATA CORPORATION
(Registrant)

Date: May 14, 2012	By	/s/ RAY E. WINBORNE
Ray E. Winborne
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2012	By	/s/ Barry D. Cooper
Barry D. Cooper
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

2012 Extension Agreement, dated as of March 13, 2012, among First Data Corporation, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 26, 2012).

10.2

First Supplemental Indenture, dated as March 23, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 7.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 26, 2012).

10.3	First Data Corporation Long Term Cash Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 17, 2012).

10.4	First Data Corporation Severance Policy (Global Pay Structure Level 6 Employees) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 17, 2012).

10.5	Description of Additional Director Compensation

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*              These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.