Form 10-Q
period 2012-06-30
FIRST DATA CORP
filed 2012-08-14
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$987.4	$939.5	$1,907.9	$1,772.5
Check services	78.4	84.5	156.4	168.5
Card services (a)	437.9	439.2	867.8	868.8
Other services	118.5	130.2	243.4	266.6
Product sales and other (a)	217.0	217.4	420.4	414.3
Reimbursable debit network fees, postage and other	846.3	939.0	1,653.6	1,803.3
	2,685.5	2,749.8	5,249.5	5,294.0
Expenses:
Cost of services (exclusive of items shown below)	713.4	719.5	1,408.8	1,436.0
Cost of products sold	86.2	92.5	171.2	183.3
Selling, general and administrative	458.9	438.6	905.4	850.3
Reimbursable debit network fees, postage and other	846.3	939.0	1,653.6	1,803.3
Depreciation and amortization	294.5	329.8	603.6	671.6
Other operating expenses:
Restructuring, net	13.2	18.4	16.9	31.0
Impairments	5.1	—	5.1	—
	2,417.6	2,537.8	4,764.6	4,975.5
Operating profit	267.9	212.0	484.9	318.5
Interest income	1.7	1.9	4.2	3.8
Interest expense	(480.7)	(462.3)	(941.8)	(904.6)
Other income (expense)	(22.6)	(1.4)	(30.8)	(27.7)
	(501.6)	(461.8)	(968.4)	(928.5)
Loss before income taxes and equity earnings in affiliates	(233.7)	(249.8)	(483.5)	(610.0)
Income tax benefit	(74.7)	(88.1)	(182.9)	(236.1)
Equity earnings in affiliates	44.0	33.5	71.5	61.2
Net loss	(115.0)	(128.2)	(229.1)	(312.7)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	42.4	47.6	80.8	80.2
Net loss attributable to First Data Corporation	$(157.4)	$(175.8)	$(309.9)	$(392.9)

(a)                  Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $40.2 million and $78.7 million for the three and six months ended June 30, 2012, respectively, and $36.5 million and $72.2 million for the comparable periods in 2011.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Net loss	$(115.0)	$(128.2)	$(229.1)	$(312.7)
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on securities	(1.5)	1.2	0.6	0.6
Unrealized gains on hedging activities	24.1	20.0	48.3	46.8
Foreign currency translation adjustment	(172.2)	32.4	(92.7)	163.0
Pension liability adjustments	0.7	0.2	1.0	—
Total other comprehensive (loss) income, net of tax	(148.9)	53.8	(42.8)	210.4
Comprehensive loss	(263.9)	(74.4)	(271.9)	(102.3)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	41.5	57.0	77.8	89.8
Comprehensive loss attributable to First Data Corporation	$(305.4)	$(131.4)	$(349.7)	$(192.1)

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)	As of June 30, 2012 (Unaudited)	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$483.5	$485.7
Accounts receivable, net of allowance for doubtful accounts of $30.6 (2012) and $18.1 (2011)	1,687.4	1,848.6
Settlement assets	11,757.9	10,658.3
Other current assets	373.0	322.9
Total current assets	14,301.8	13,315.5
Property and equipment, net of accumulated depreciation of $960.2 (2012) and $842.9 (2011)	854.6	935.9
Goodwill	17,132.8	17,204.6
Customer relationships, net of accumulated amortization of $3,521.2 (2012) and $3,212.7 (2011)	4,081.1	4,425.4
Other intangibles, net of accumulated amortization of $1,396.1 (2012) and $1,282.2 (2011)	1,874.3	1,879.2
Investment in affiliates	1,442.2	1,490.6
Long-term settlement assets	99.8	181.0
Other long-term assets	871.0	844.1
Total assets	$40,657.6	$40,276.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$241.1	$205.9
Short-term and current portion of long-term borrowings	102.2	133.4
Settlement obligations	11,855.3	10,837.8
Other current liabilities	1,546.9	1,643.1
Total current liabilities	13,745.5	12,820.2
Long-term borrowings	22,514.4	22,521.7
Long-term deferred tax liabilities	633.3	695.4
Other long-term liabilities	735.9	763.6
Total liabilities	37,629.1	36,800.9
Commitments and contingencies (See Note 7)
Redeemable noncontrolling interest	67.0	67.4
First Data Corporation stockholder’s (deficit) equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2012 and 2011)	—	—
Additional paid-in capital	7,337.2	7,375.2
Paid-in capital	7,337.2	7,375.2
Accumulated loss	(6,994.1)	(6,680.2)
Accumulated other comprehensive loss	(638.2)	(598.4)
Total First Data Corporation stockholder’s (deficit) equity	(295.1)	96.6
Noncontrolling interests	3,256.6	3,311.4
Total equity	2,961.5	3,408.0
Total liabilities and equity	$40,657.6	$40,276.3

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(229.1)	$(312.7)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	677.2	725.0
Charges related to other operating expenses and other income (expense)	52.8	58.7
Other non-cash and non-operating items, net	(58.0)	(1.2)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	95.6	291.6
Other assets, current and long-term	168.5	80.0
Accounts payable and other liabilities, current and long-term	(114.3)	64.6
Income tax accounts	(198.0)	(271.2)
Net cash provided by operating activities	394.7	634.8

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	(1.9)	(12.6)
Contributions to equity method investments	(7.9)	(0.7)
Payments related to other businesses previously acquired	(3.2)	—
Proceeds from dispositions, net of expenses paid and cash disposed	—	1.7
Proceeds from sale of property and equipment	7.4	2.4
Additions to property and equipment	(91.5)	(111.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(99.2)	(103.7)
Other investing activities	7.2	(1.7)
Net cash used in investing activities	(189.1)	(226.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(34.3)	(110.1)
Debt modification proceeds (payments) and related financing costs, net	7.1	(39.7)
Principal payments on long-term debt	(36.0)	(39.4)
Proceeds from sale-leaseback transactions	13.8	11.7
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(131.5)	(131.2)
Purchase of noncontrolling interest	(25.1)	—
Redemption of Parent’s redeemable common stock	(0.1)	(0.3)
Cash dividends	(4.0)	—
Net cash used in financing activities	(210.1)	(309.0)

Effect of exchange rate changes on cash and cash equivalents	2.3	2.6
Change in cash and cash equivalents	(2.2)	102.0
Cash and cash equivalents at beginning of period	485.7	509.5
Cash and cash equivalents at end of period	$483.5	$611.5

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

		First Data Corporation Shareholder
Six months ended June 30, 2012 (in millions)	Total	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2011	$3,408.0	$(6,680.2)	$(598.4)	—	$7,375.2	$3,311.4
Dividends and distributions paid to noncontrolling interests	(113.1)					(113.1)
Net (loss) income (a)	(247.1)	(309.9)				62.8
Other comprehensive loss	(42.8)		(39.8)			(3.0)
Stock compensation expense and other	8.1				8.1
Cash dividends paid by First Data Corporation to Parent	(4.0)	(4.0)
Purchase of noncontrolling interest	(47.6)				(46.1)	(1.5)
Balance, June 30, 2012	$2,961.5	$(6,994.1)	$(638.2)	—	$7,337.2	$3,256.6

Six months ended June 30, 2011 (in millions)
Balance, December 31, 2010	$4,059.9	$(6,163.9)	$(636.9)	—	$7,395.1	$3,465.6
Dividends and distributions paid to noncontrolling interests	(114.3)					(114.3)
Net (loss) income (a)	(328.0)	(392.9)				64.9
Other comprehensive income	210.4		200.8			9.6
Adjustment to redemption value of redeemable noncontrolling interest	(18.9)				(18.9)
Stock compensation expense and other	9.4				9.4
Balance, June 30, 2011	$3,818.5	$(6,556.8)	$(436.1)	—	$7,385.6	$3,425.8

(a)                  The total net loss presented in the Consolidated Statements of Equity for the six months ended June 30, 2012 and 2011 is $18.0 million and $15.3 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2012 and the consolidated results of its operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011 and the consolidated cash flows and changes in equity for the six months ended June 30, 2012 and 2011. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Amortization of initial payments for new contracts	$11.9	$10.1	$21.7	$19.7
Amortization related to equity method investments	$21.4	$18.0	$51.9	$33.7

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Interchange fees and assessments	$4,633.8	$4,907.7	$8,918.9	$9,382.0
Debit network fees	$705.5	$797.5	$1,368.9	$1,523.2

New Accounting Guidance

In July 2012, the Financial Accounting Standards Board issued guidance related to testing indefinite-lived intangibles for impairment. Under the amended guidance, an entity has the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined that the fair value is more likely than not greater than the carrying amount, then quantitative impairment testing is unnecessary. The amendments will be effective for the Company’s 2013 annual impairment test with early adoption permitted. Management is currently assessing the impact of the revised guidance on its testing for impairment and is considering early adoption for its 2012 annual impairment test.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Investment gains	$—	$—	$0.3	$—
Derivative financial instruments gains and (losses)	(40.1)	6.2	(43.8)	(5.1)
Divestitures, net	—	(0.9)	—	(0.9)
Non-operating foreign currency gains and (losses)	17.5	(6.7)	12.7	(21.7)
Other income (expense)	$(22.6)	$(1.4)	$(30.8)	$(27.7)

Supplemental Cash Flow Information

During the six months ended June 30, 2011, the principal amount of FDC’s senior unsecured notes due 2015 increased by $35.6 million resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on FDC’s senior unsecured notes due 2015 is required to be paid in cash.

During the six months ended June 30, 2012 and 2011, the Company entered into capital leases, net of trade-ins, totaling approximately $34 million and $85 million, respectively.

As discussed in Note 13 of these Consolidated Financial Statements, the Company acquired the remaining approximately 30 percent noncontrolling interest in Omnipay for approximately 37.1 million euro, of which 19.0 million euro ($25.1 million) was paid in April 2012 with the remainder to be paid in 2013.

Refer to Note 9 of these Consolidated Financial Statements for information concerning the Company’s stock-based compensation plans.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3: Restructuring

Restructuring Charges and Reversal of Restructuring Accruals

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
(in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Three months ended June 30, 2012
Restructuring charges	490	$(3.0)	$—	$(12.1)	$(0.5)	$(15.6)
Restructuring accrual reversals		1.0	—	0.4	1.0	2.4
Total pretax (charge) benefit, net of reversals		$(2.0)	$—	$(11.7)	$0.5	$(13.2)

Six months ended June 30, 2012
Restructuring charges	570	$(3.0)	$—	$(16.1)	$(0.8)	$(19.9)
Restructuring accrual reversals		1.0	—	0.7	1.3	3.0
Total pretax (charge) benefit, net of reversals		$(2.0)	$—	$(15.4)	$0.5	$(16.9)

Three months ended June 30, 2011
Restructuring charges	260	$(1.2)	$(0.4)	$(16.0)	$(1.6)	$(19.2)
Restructuring accrual reversals		0.1	—	0.2	0.5	0.8
Total pretax charge, net of reversals		$(1.1)	$(0.4)	$(15.8)	$(1.1)	$(18.4)

Six months ended June 30, 2011
Restructuring charges	520	$(2.7)	$(5.6)	$(22.5)	$(2.8)	$(33.6)
Restructuring accrual reversals		0.8	—	0.9	0.9	2.6
Total pretax charge, net of reversals		$(1.9)	$(5.6)	$(21.6)	$(1.9)	$(31.0)

The Company recorded restructuring charges during the three and six months ended June 30, 2012 primarily related to employee reduction and certain employee relocation efforts in Germany. The Company expects to record a total of approximately $23 million of restructuring charges in 2012 in connection with the restructuring event in Germany. Additional restructuring charges were recorded in 2012 in connection with management’s alignment of the business with strategic objectives as well as refinements of estimates.

The Company recorded restructuring charges during the six months ended June 30, 2011 in connection with management’s alignment of the business with strategic objectives.

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2012:

(in millions)	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2012	$16.7	$0.9
Expense provision	19.9	—
Cash payments and other	(13.5)	(0.5)
Changes in estimates	(2.9)	(0.1)
Remaining accrual as of June 30, 2012	$20.2	$0.3

Note 4: Borrowings

Short-Term Borrowings

As of June 30, 2012 and December 31, 2011, FDC had approximately $270 million and $341 million available, respectively, under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with international operations and are in various functional currencies, the most

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

significant of which are the Australian dollar, the Polish zloty and the Singapore dollar. The total amounts outstanding against short-term lines of credit and other arrangements were $40.3 million and $76.4 million as of June 30, 2012 and December 31, 2011, respectively. Certain of these arrangements are uncommitted but FDC had $38.1 million and $74.0 million of borrowings outstanding against them as of June 30, 2012 and December 31, 2011, respectively.

Senior Secured Credit Facilities

Senior Secured Revolving Credit Facility. As of June 30, 2012, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit, of which $50.9 million and $45.0 million were issued as of June 30, 2012 and December 31, 2011, respectively. FDC had no borrowings outstanding against this facility as of June 30, 2012 or as of December 31, 2011 other than the letters of credit discussed above. At June 30, 2012, $1,464.4 million remained available under this facility after considering the outstanding letters of credit, $499.1 million of which is due to expire on September 24, 2013.

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

In connection with the debt modification and amendments and the debt offering discussed above, the Company incurred costs of $31.5 million, $27.0 million of which was recorded as discounts on the debt and are being amortized to interest expense over the remaining terms of the loans.

On August 8, 2012, FDC launched a request to amend and extend all or a portion of the outstanding term loans maturing in 2014 (the “2014 Term Loans”), under FDC’s senior secured term credit facilities into a new dollar-denominated term loan tranche and a new euro-denominated term loan tranche, maturing on March 24, 2017.  The effectiveness of the agreement is subject to certain conditions.  The 2014 Term Loan holders are under no obligation to accept the extension request and there can be no assurance that any amount of the 2014 Term Loans will be extended.

Other Debt Financing Costs

During the six months ended June 30, 2011, FDC paid $18.6 million in fees that were recorded in 2010 related to the December 2010 debt exchange and incurred $38.8 million in fees related to the April 2011 debt modifications and amendments as discussed in Note 8 to the Company’s Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Debt Offering

On August 2, 2012, the Company entered into an agreement to issue $1,300.0 million aggregate principal amount of 6.750% senior secured notes due 2020. The notes will be issued at 99.193% of the par amount for a discount totaling $10.5 million. The Company anticipates that the offering will close on August 16, 2012. Interest on the notes will be payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. In accordance with the terms of FDC’s Amended Credit Agreement, FDC will use the net proceeds from the offering of approximately $1,267 million to repay a portion of its outstanding senior secured term loans.

Related Financing Costs. In connection with the debt offering discussed above, the Company anticipates incurring costs of approximately $23 million.

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

10.55% Senior Unsecured Notes

FDC’s 10.55% senior notes due September 24, 2015 are publicly tradable and require the payment of interest semi-annually on March 31 and September 30. During the six months ended June 30, 2011, the principal amount of FDC’s 10.55% senior unsecured notes increased by $35.6 million resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on FDC’s senior unsecured notes is required to be paid in cash.

Note 5: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables present the Company’s operating segment results for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$809.4	$338.8	$321.1	$21.5	$1,490.8
Product sales and other	104.5	9.9	93.7	11.3	219.4
Equity earnings in affiliates (a)	—	—	9.8	—	9.8
Total segment reporting revenues	$913.9	$348.7	$424.6	$32.8	$1,720.0
Internal revenue	$5.1	$7.8	$2.4	$—	$15.3
External revenue	908.8	340.9	422.2	32.8	1,704.7
Depreciation and amortization	129.4	82.0	69.7	10.2	291.3
Segment EBITDA	415.2	150.3	117.5	(62.0)	621.0
Other operating expenses and other income (expense) excluding divestitures and other items	3.7	(5.1)	(7.1)	(32.4)	(40.9)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended June 30, 2011
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$740.9	$337.7	$341.5	$28.0	$1,448.1
Product sales and other	102.8	6.9	100.3	9.1	219.1
Equity earnings in affiliates (a)	—	—	9.7	—	9.7
Total segment reporting revenues	$843.7	$344.6	$451.5	$37.1	$1,676.9
Internal revenue	$4.6	$9.8	$2.4	$—	$16.8
External revenue	839.1	334.8	449.1	37.1	1,660.1
Depreciation and amortization	138.6	89.0	81.9	9.5	319.0
Segment EBITDA	352.2	142.5	119.1	(52.7)	561.1
Other operating expenses and other income (expense) excluding divestitures	(21.5)	(0.3)	(14.1)	17.0	(18.9)

	Six months ended June 30, 2012
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,555.8	$676.9	$630.7	$47.0	$2,910.4
Product sales and other	205.4	17.4	180.2	21.7	424.7
Equity earnings in affiliates (a)	—	—	18.6	—	18.6
Total segment reporting revenues	$1,761.2	$694.3	$829.5	$68.7	$3,353.7
Internal revenue	$9.5	$15.6	$4.5	$—	$29.6
External revenue	1,751.7	678.7	825.0	68.7	3,324.1
Depreciation and amortization	266.0	171.9	143.3	23.1	604.3
Segment EBITDA	767.2	307.7	212.9	(116.1)	1,171.7
Other operating expenses and other income (expense) excluding divestitures	(6.9)	(5.1)	(20.3)	(20.5)	(52.8)

	Six months ended June 30, 2011
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,405.0	$669.2	$665.2	$60.2	$2,799.6
Product sales and other	203.5	13.0	184.8	16.7	418.0
Equity earnings in affiliates (a)	—	—	16.8	—	16.8
Total segment reporting revenues	$1,608.5	$682.2	$866.8	$76.9	$3,234.4
Internal revenue	$9.0	$20.5	$4.6	$—	$34.1
External revenue	1,599.5	661.7	862.2	76.9	3,200.3
Depreciation and amortization	294.3	175.7	155.9	21.9	647.8
Segment EBITDA	637.7	279.2	210.8	(98.8)	1,028.9
Other operating expenses and other income (expense) excluding divestitures	(21.8)	(5.5)	(19.8)	(10.7)	(57.8)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Segment Revenues:
Total reported segments	$1,687.2	$1,639.8	$3,285.0	$3,157.5
All Other and Corporate	32.8	37.1	68.7	76.9
Adjustment to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(5.6)	(3.9)	(9.6)	(6.8)
Eliminations of intersegment revenues	(15.3)	(16.8)	(29.6)	(34.1)
Adjusted revenue	1,699.1	1,656.2	3,314.5	3,193.5
Adjustment to reconcile to Consolidated revenues:
Adjustments for non-wholly-owned entities (c)	15.6	50.1	36.7	98.1
Official check and money order revenues (b)	5.6	3.9	9.6	6.8
ISO commission expense	118.9	100.6	235.1	192.3
Reimbursable debit network fees, postage and other	846.3	939.0	1,653.6	1,803.3
Consolidated revenues	$2,685.5	$2,749.8	$5,249.5	$5,294.0
Segment EBITDA:
Total reported segments	$683.0	$613.8	$1,287.8	$1,127.7
All Other and Corporate	(62.0)	(52.7)	(116.1)	(98.8)
Adjusted EBITDA	621.0	561.1	1,171.7	1,028.9
Adjustments to reconcile to “Net loss attributable to First Data Corporation”:
Adjustments for non-wholly-owned entities (c)	3.4	10.9	(0.3)	24.1
Depreciation and amortization	(294.5)	(329.8)	(603.6)	(671.6)
Interest expense	(480.7)	(462.3)	(941.8)	(904.6)
Interest income	1.7	1.9	4.2	3.8
Other items (d)	(52.3)	(22.5)	(66.3)	(66.9)
Income tax benefit	74.7	88.1	182.9	236.1
Stock-based compensation	(3.4)	(4.4)	(7.0)	(8.5)
Official check and money order EBITDA (b)	3.1	1.2	4.8	1.3
Costs of alliance conversions	(22.2)	(6.7)	(33.7)	(13.0)
KKR related items	(8.4)	(9.8)	(16.8)	(19.0)
Debt issuance costs	0.2	(3.5)	(4.0)	(3.5)
Net loss attributable to First Data Corporation	$(157.4)	$(175.8)	$(309.9)	$(392.9)

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

(c)                   Represents the net adjustment to reflect First Data’s proportionate share of alliance revenue and EBITDA within the Retail and Alliance Services segment, equity earnings in affiliates included in international segment revenue and amortization related to equity method investments not included in segment EBITDA.

(d)                  Includes restructuring, litigation and regulatory settlements, and impairments as applicable to the periods presented and “Other income (expense)” as presented in the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment assets are as follows:

(in millions)	As of June 30, 2012	As of December 31, 2011
Assets:
Retail and Alliance Services	$28,735.5	$27,882.2
Financial Services	4,537.9	4,647.8
International	5,053.3	5,332.9
All Other and Corporate	2,330.9	2,413.4
Consolidated	$40,657.6	$40,276.3

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Depreciation and amortization:
Total reported segments	$281.1	$309.5	$581.2	$625.9
All Other and Corporate	10.2	9.5	23.1	21.9
	291.3	319.0	604.3	647.8
Adjustments to reconcile to consolidated depreciation and amortization:
Adjustments for non-wholly-owned entities	24.6	28.8	51.2	57.5
Amortization of initial payments for new contracts	11.9	10.1	21.7	19.7
Total consolidated depreciation and amortization	$327.8	$357.9	$677.2	$725.0

Note 6: Noncontrolling Interests

The following table presents a summary of the redeemable noncontrolling interest activity:

(in millions)	2012	2011
Balance as of January 1,	$67.4	$28.1
Distributions	(18.4)	(16.9)
Share of income	18.0	15.3
Adjustment to redemption value of redeemable noncontrolling interest	—	18.9
Balance as of June 30,	$67.0	$45.4

The following table presents the effects of changes in FDC’s ownership interest in Omnipay (refer to Note 13) on FDC’s equity (in millions):

Six months ended June 30, 2012
Net loss attributable to FDC	$(309.9)
Transfers from noncontrolling interest:
Decrease in FDC’s paid-in capital for purchase of noncontrolling interest	(46.1)
Transfers from noncontrolling interest	(46.1)
Change in net loss attributable to FDC and transfers from noncontrolling interest	$(356.0)

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

Legal

On July 2, 2004, a class action complaint was filed against the Company, its subsidiary Concord EFS, Inc., and various financial institutions. Plaintiffs claim that the defendants violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgment, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Similar suits were filed and served in July, August and October 2004 (referred to collectively as the “ATM Fee Antitrust Litigation”). The Court granted judgment in favor of the defendants, dismissing the case on September 17, 2010. On October 14, 2010, the plaintiffs appealed the

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

summary judgment. On July 12, 2012, the United States Court of Appeals for the Ninth Circuit affirmed the Court’s dismissal of all the claims against the defendants.  On July 26, 2012, the plaintiffs petitioned the Ninth Circuit for rehearing en banc.

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) Merchant customer matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee, and collection activities; and (3) other matters which may include issues such as employment. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $3 million for patent infringement, $0 to $33 million for merchant customer matters and $0 to $8 million for other matters, resulting in a total estimated range of possible losses of $0 to $44 million for all of the matters described above.

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

Note 8: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Service costs	$0.7	$0.8	$1.4	$1.6
Interest costs	9.3	10.1	18.5	20.0
Expected return on plan assets	(11.3)	(11.8)	(22.3)	(23.4)
Amortization	0.5	0.3	0.9	0.6
Net periodic benefit expense/(income)	$(0 .8)	$(0.6)	$(1.5)	$(1.2)

The Company estimates pension plan contributions for 2012 to be approximately $32 million. During the six months ended June 30, 2012, approximately $13 million was contributed to the United Kingdom plan and approximately $1 million was contributed to the U.S. plan.

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

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Total stock-based compensation expense (pretax)	$3.5	$4.4	$7.3	$8.9

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Options

During the six months ended June 30, 2012 time-based options were granted under the stock plan. The time-based options granted vest equally over a three to five year period.

As of June 30, 2012 there was approximately $105 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock options. Approximately $9 million will be recognized over a weighted-average period of approximately 1.4 years while approximately $96 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

The fair value of First Data Holdings Inc. (“Holdings”) stock options granted for the six months ended June 30, 2012 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Six months ended June 30, 2012
Risk-free interest rate	1.45%
Dividend yield	—
Volatility	51.75%
Expected term (in years)	7
Fair value of stock (a)	$3.00
Fair value of options	$1.60

(a)                  The fair value of the stock increased from $3.00 to $3.50 effective March 31, 2012. This change will impact stock compensation expense for grants issued subsequent to March 31, 2012.

A summary of Holdings stock option activity for the six months ended June 30, 2012 is as follows:

(options in millions)	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2012	73.0	$3.00
Granted	7.9	$3.00
Cancelled / Forfeited	(1.9)	$3.01
Outstanding at June 30, 2012	79.0	$3.00

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during the six months ended June 30, 2012. As of June 30, 2012 there was approximately $42 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock. $0.4 million will be recognized over a weighted-average period of approximately one year with the remainder recognized upon the occurrence of certain liquidity or employment termination events.

A summary of Holdings restricted stock award and restricted stock unit activity for the six months ended June 30, 2012 is as follows:

(awards/units in millions)	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2012	10.9	$3.14
Granted	4.0	$3.00
Cancelled / Forfeited	(0.4)	$3.25
Non-vested at June 30, 2012	14.5	$3.08

Note 10: Investment Securities

The majority of the Company’s investment securities are a component of settlement assets and represent the investment of funds received by the Company from prior sales of payment instruments (official checks and financial institution money orders) by

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

authorized agents. The Company’s investment securities, excluding those classified as cash equivalents, within current settlement assets primarily consisted of municipal obligations as of June 30, 2012 and municipal obligations and corporate bonds as of December 31, 2011.  The Company’s long-term settlement assets were primarily comprised of student loan auction rate securities (“SLARS”) and municipal obligations as of June 30, 2012 and SLARS and U.S. Government guaranteed securities as of December 31, 2011. Realized gains and losses and other-than-temporary impairments (“OTTI”) on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments, primarily cost method investments, which are included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets and are discussed further below. Realized gains and losses on these investments are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2 of these Consolidated Financial Statements.

The principal components of the Company’s investment securities are as follows:

(in millions)	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)/(c)	Fair Value (d)
As of June 30, 2012
Student loan auction rate securities	$85.4	$1.9	$—	$—	$87.3
State and municipal obligations	117.0	—	(0.1)	—	116.9
Preferred Stock	0.1	0.5	—	—	0.6
Total available-for-sale securities	202.5	2.4	(0.1)	—	204.8
Cost method investments	23.2	—	—	—	23.2
Totals	$225.7	$2.4	$(0.1)	$—	$228.0

As of December 31, 2011
Student loan auction rate securities	$169.3	$1.2	$—	$—	$170.5
Corporate bonds	10.3	—	(0.1)	—	10.2
State and municipal obligations	96.0	—	—	—	96.0
U.S. Government guaranteed securities	10.0	—	—	—	10.0
Preferred Stock	0.1	0.4	—	—	0.5
Total available-for-sale securities	285.7	1.6	(0.1)	—	287.2
Cost method investments	23.7	—	—	—	23.7
Totals	$309.4	$1.6	$(0.1)	$—	$310.9

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

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		More than 12 months			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Unrealized Losses
As of June 30, 2012
State and municipal obligations (a)	$41.4	$—	$0.1	$—	$41.5	$(0.1)

As of December 31, 2011
Corporate bonds	$10.2	$(0.1)	$—	$—	$10.2	$(0.1)

(a)                  Unrealized losses less than and greater than 12 months total less than $50,000, respectively.

All of the above investments, with the exception of cost method investments, were classified as available-for-sale. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

other comprehensive income (“OCI”) into the Consolidated Statements of Operations. Unrealized gains and losses on investments carried at fair value are included as a separate component of OCI, net of any related tax effects.

The following table presents additional information regarding available-for-sale securities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Proceeds from sales (a)	$77.9	$63.3	$107.6	$181.9
Gross realized gains included in earnings as a result of sales (a)	2.7	0.5	3.2	1.0
Gross realized (losses) included in earnings as a result of sales (a)	—	—	—	(2.7)
Net unrealized gains or (losses) included in OCI, net of tax	0.2	1.5	2.6	(0.5)
Net gains or (losses) reclassified out of OCI into earnings, net of tax	1.7	0.3	2.0	(1.1)

(a)         Includes activity resulting from sales, redemptions, liquidations and related matters.

In July 2012, the Company sold SLARS with an amortized cost basis of $47.8 million, resulting in a realized gain of $1.1 million.

The following table presents maturity information for the Company’s investments in debt securities as of June 30, 2012:

(in millions)	Fair Value
Due within one year	$104.6
Due after one year through five years	12.2
Due after 10 years	87.4
Total debt securities	$204.2

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of June 30, 2012, there were no indicators of impairment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of June 30, 2012, it was deemed impracticable to estimate the fair value on $17.8 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments.

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

Summary of Derivative Instruments

The Company’s derivative instruments portfolio was comprised of the following:

Notional value (in millions)	As of June 30, 2012		As of December 31, 2011
Interest rate contracts	USD	5,750	USD	5,750
Foreign exchange contracts	EUR	91.1	EUR	91.1
Foreign exchange contracts	AUD	115	AUD	115
Forward-starting interest rate contracts	USD	5,000	USD	3,000

Derivatives Not Qualifying For Hedge Accounting.  During the six months ended June 30, 2012 and 2011, the Company held certain derivative instruments that functioned as economic hedges but no longer qualified or were not designated to qualify for hedge accounting. Such instruments included cross-currency swaps held in order to mitigate foreign currency exposure on intercompany loans, interest rate swaps held in order to mitigate the exposure to interest rate fluctuations on interest payments related to variable rate debt and, during the six months ended June 30, 2012, a fixed to floating interest rate swap held to maintain a desired ratio of fixed and variable rate debt.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

current interest rate swaps and will expire in September 2016. The Company did not designate the new swaps as hedges for accounting purposes.

During the first quarter of 2012, an interest rate swap with a total notional value of $500 million ceased to qualify for hedge accounting treatment and the Company therefore de-designated the cash flow hedge from the beginning of the quarter. For this and for previous cash flow hedge de-designations, the amount carried in OCI as of the date of de-designation is subsequently reclassified into earnings in the same periods during which the forecasted transactions affect earnings. The total amount of losses carried in OCI, $37.9 million as of June 30, 2012, are expected to be reclassified into the Consolidated Statements of Operations within the next three months.

During the six months ended June 30, 2012 and 2011, the Company held cross-currency swaps not qualifying for hedge accounting with a total notional value of 91.1 million euro (approximately $113.8 million at June 30, 2012).

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

Derivatives That Qualify for Hedge Accounting.

Hedge of a net investment in a foreign operation. During the six months ended June 30, 2012 and 2011, the Company held a cross-currency swap with an aggregate notional value of 115.0 million Australian dollars (approximately $115.7 million at June 30, 2012) that was designated as a hedge of a net investment in a foreign operation.

Cash flow hedges. During the six months ended June 30, 2012, the Company did not have any interest rate swaps that were designated as cash flow hedges of the variability in the interest payments on its debt. During the six months ended June 30, 2011, the Company held interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $3.5 billion of the approximate $11.3 billion of variable rate senior secured term loans and the maximum length of time over which the Company had hedged its exposure as of June 30, 2011 was approximately 15 months. Since June 30, 2011, these designated cash flow hedges ceased to be highly effective in offsetting the variability in the interest payments, due in part to their approaching maturity dates, and were de-designated. Until the de-designation date of these cash flow hedges, the Company followed the hypothetical derivative method to measure hedge ineffectiveness which resulted mostly from the hedges being off-market at the time of designation, and any ineffectiveness was recognized immediately in the Consolidated Statements of Operations.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets, derivative gains and losses in the Consolidated Statements of Operations and accumulated derivative gains and losses in OCI, refer to the tables presented below.

Fair Value of Derivative Instruments

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of June 30, 2012
(in millions)	Assets (a)	Liabilities (b)
Derivative designated as hedging instrument
Foreign exchange contract	$—	$(28.8)
Derivatives not designated as hedging instruments
Interest rate contracts	86.8	(54.2)
Foreign exchange contracts	13.5	(0.2)
Forward-starting interest rate contracts	—	(85.4)
Total derivatives not designated as hedging instruments	100.3	(139.8)
Total derivatives	$100.3	$(168.6)

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

(b)                  Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Three months ended June 30,
	2012		2011
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	—	$12.8	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(38.4)	—	$(19.0)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	—	$(0.6)	—
Derivative in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	$(1.0)	—	$(4.9)
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$(46.6)	$6.5	$10.0	$(3.2)

(a)                   Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.

(b)                  Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30,
	2012		2011
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	—	$32.3	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(76.9)	—	$(38.0)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	—	$(1.7)	—
Derivative in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	$(3.4)	—	$(9.8)
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$(47.2)	$3.4	$6.1	$(9.5)

(a)                   Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.

(b)                  Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

Accumulated Derivatives Gains and Losses

The following table summarizes activity in other comprehensive income for the six months ended June 30, 2012 related to derivative instruments classified as cash flow hedges and a net investment hedge held by the Company:

(in millions, after tax)	Six months ended June 30, 2012
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(87.6)
Less: Reclassifications into earnings from other comprehensive income (loss)	48.3
(39.3)
Increase in fair value of derivative that qualifies for hedge accounting (a)	(2.1)
Accumulated loss included in other comprehensive income (loss) at end of the period	$(41.4)

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

(Unaudited)

Note 12: Fair Value Measurement

Fair Value of Financial Instruments

Carrying amounts for certain of the Company’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments:

	As of June 30, 2012
(in millions)	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$104.6	$104.6
Long-term investment securities	$99.8	$99.8
Other current assets:
Derivative financial instruments	$14.4	$14.4
Other long-term assets:
Long-term investment securities	$0.4	$0.4
Cost method investments	$23.2	$23.2
Derivative financial instruments	$85.9	$85.9
Other current liabilities:
Derivative financial instruments	$54.2	$54.2
Long-term borrowings:
Long-term borrowings	$22,514.4	$22,074.8
Other long-term liabilities:
Derivative financial instruments	$114.4	$114.4

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy:

	As of June 30, 2012
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$87.3	$87.3
State and municipal obligations	—	116.5	—	116.5
Preferred stock	0.6	—	—	0.6
Total settlement assets	0.6	116.5	87.3	204.4

Other current assets:
Interest rate swap contracts	—	0.9	—	0.9
Foreign currency derivative contracts	—	13.5	—	13.5
Other long-term assets:
Available-for-sale securities	—	0.4	—	0.4
Interest rate swap contracts	—	85.9	—	85.9
Total assets at fair value	$0.6	$217.2	$87.3	$305.1

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$54.2	$—	$54.2
Other long-term liabilities:
Foreign currency derivative contracts	—	29.0	—	29.0
Forward-starting interest rate contracts	—	85.4	—	85.4
Total liabilities at fair value	$—	$168.6	$—	$168.6

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

Settlement assets - student loan auction rate securities. Due to the lack of observable market activity for the SLARS held by the Company as of June 30, 2012, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy. A 50 basis point change in liquidity risk premium, as well as slight changes in other unobservable inputs including default probability and default recovery rate assumptions and the probability of an issuer call prior to maturity would impact the value of the SLARS by approximately $2 million. For additional information regarding sales, settlements and impairments of the SLARS, refer to Note 10 of these Consolidated Financial Statements.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance as of January 1, 2012	$170.5
Total realized gains included in product sales and other	3.2
Total unrealized gains included in other comprehensive income	0.7
Sales	(86.6)
Settlements	(0.5)
Transfers in (out) of Level 3	—
Ending balance as of June 30, 2012	$87.3

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the six months ended June 30, 2012, the Company recorded impairments totaling approximately $11 million on assets with a total carrying value of approximately $27 million due to the sale, expected sale or discontinued use of certain assets. The impairments related to property and equipment, customer relationships, software, and goodwill.

The fair values of the impaired assets were estimated primarily using a discounted cash flow analysis, based on management’s current cash flow projections and using assumptions that management believes are consistent with market participant assumptions. The inputs to the valuations are largely unobservable, and the measurements are accordingly classified as Level 3.  All key assumptions and valuations were determined by and are the responsibility of management.

Note 13: Acquisition

In April 2012, the Company acquired the remaining approximately 30 percent noncontrolling interest in Omnipay, a provider of card and electronic payment processing services to merchant acquiring banks, for approximately 37.1 million euro, of which 19.0 million euro ($25.1 million) was paid in April 2012 with the remainder to be paid in 2013.

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

During the second quarter of 2011, the Company began allocating certain general and administrative expenses of the parent company to its subsidiaries.  This allocation was inadvertently not reflected in the Company’s previously reported supplemental guarantor condensed consolidating financial statements. The Company does not believe this exclusion was material. In addition, the Company corrected certain other immaterial errors. The adjustments

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

are limited to the guarantor footnote and do not affect any other reported amounts or disclosures in the Company’s consolidated financial statements.  The accompanying information for the six months ended June 30, 2012 reflects the correction of previously reported supplemental guarantor condensed consolidating financial statements for the three months ended March 31, 2012. A summary of the corrections is as follows:

Increase (Decrease) from Amounts Previously Reported

	Three months ended March 31, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments
(Loss) income before income taxes and equity earnings in affiliates	$13.2	$(22.4)	$(13.2)	$22.4
Income tax (benefit) expense	13.2	(8.2)	(5.0)	—
Net (loss) income	—	(14.2)	(8.2)	22.4
Net (loss) income attributable to First Data Corporation	—	(14.2)	(8.2)	22.4

	Three months ended June 30, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments
(Loss) income before income taxes and equity earnings in affiliates	$0.8	$0.8	$(3.3)	$1.7
Income tax (benefit) expense	0.8	—	(0.8)	—
Net (loss) income	—	0.8	(2.5)	1.7
Net (loss) income attributable to First Data Corporation	—	0.8	(2.5)	1.7

	Six months ended June 30, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments
(Loss) income before income taxes and equity earnings in affiliates	$0.8	$0.8	$(3.3)	$1.7
Income tax (benefit) expense	0.8	—	(0.8)	—
Net (loss) income	—	0.8	(2.5)	1.7
Net (loss) income attributable to First Data Corporation	—	0.8	(2.5)	1.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2012
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
Cost of services	$—	$—	$455.6	$444.0	$285.7	$297.3	$(45.9)	$(45.9)
Selling, general and administrative	68.4	33.1	254.9	288.6	123.2	124.8	—	—
Operating (loss) profit	(70.6)	(35.3)	178.7	156.6	108.9	95.7	—	—
Equity earnings from consolidated subsidiaries	168.9	146.8	31.2	30.9	—	—	(200.1)	(177.7)
(Loss) income before income taxes and equity earnings in affiliates	(337.2)	(324.0)	160.4	138.0	127.1	113.9	(200.1)	(177.7)
Income tax (benefit) expense	(184.7)	(171.5)	65.9	57.7	10.6	5.6	—	—
Net (loss) income	(152.5)	(152.5)	121.8	107.6	116.7	108.5	(200.1)	(177.7)
Net (loss) income attributable to First Data Corporation	(152.5)	(152.5)	121.8	107.6	103.0	94.8	(224.8)	(202.4)

	Three months ended June 30, 2011
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
Selling, general and administrative	$70.7	$68.5	$242.2	$241.1	$125.7	$129.0	$—	$—
Operating (loss) profit	(72.5)	(70.3)	146.4	147.5	138.1	134.8	—	—
Equity earnings from consolidated subsidiaries	149.8	148.4	33.4	33.1	—	—	(183.2)	(181.5)
(Loss) income before income taxes and equity earnings in affiliates	(355.3)	(354.5)	135.0	135.8	153.7	150.4	(183.2)	(181.5)
Income tax (benefit) expense	(179.5)	(178.7)	68.1	68.1	23.3	22.5	—	—
Net (loss) income	(175.8)	(175.8)	99.9	100.7	130.9	128.4	(183.2)	(181.5)
Net (loss) income attributable to First Data Corporation	(175.8)	(175.8)	99.7	100.7	116.6	113.9	(216.3)	(214.6)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2011
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Non-Guarantor Subsidiaries
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
Selling, general and administrative	$134.2	$132.0	$471.1	$470.0	$245.0	$248.3	$—	$—
Operating (loss) profit	(138.1)	(135.9)	241.0	242.1	215.6	212.3	—	—
Equity earnings from consolidated subsidiaries	279.2	277.8	56.2	55.9	—	—	(335.4)	(333.7)
(Loss) income before income taxes and equity earnings in affiliates	(777.1)	(776.3)	218.5	219.3	284.0	280.7	(335.4)	(333.7)
Income tax (benefit) expense	(384.2)	(383.4)	125.2	125.2	22.9	22.1	—	—
Net (loss) income	(392.9)	(392.9)	154.1	154.9	261.5	259.0	(335.4)	(333.7)
Net (loss) income attributable to First Data Corporation	(392.9)	(392.9)	153.9	154.9	234.4	231.7	(388.3)	(386.6)

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2011
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
ASSETS
Investment in consolidated subsidiaries	$25,242.7	$25,150.6	$5,396.2	$5,395.3	$—	$—	$(30,638.9)	$(30,545.9)
Total assets	26,579.8	26,487.7	27,676.1	27,675.2	16,659.3	16,659.3	(30,638.9)	(30,545.9)
LIABILITIES AND EQUITY
Intercompany payable (receivable)	5,707.0	5,614.9	(4,618.7)	(4,544.6)	(1,088.3)	(1,070.3)	—	—
Total liabilities	26,483.2	26,391.1	5,968.5	6,042.7	4,349.2	4,367.1	—	—
First Data Corporation stockholder’s equity	96.6	96.6	21,707.5	21,632.5	5,580.5	5,562.5	(27,288.0)	(27,195.0)
Total equity	96.6	96.6	21,707.6	21,632.5	12,242.7	12,224.8	(30,638.9)	(30,545.9)
Total liabilities and equity	26,579.8	26,487.7	27,676.1	27,675.2	16,659.3	16,659.3	(30,638.9)	(30,545.9)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2011
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions) Source/(use)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(392.9)	$(392.9)	$154.1	$154.9	$261.5	$259.0	$(335.4)	$(333.7)
Other non-cash and non-operating items, net	(223.4)	(222.0)	(117.1)	(116.8)	3.9	3.9	335.4	333.7
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(111.0)	(110.2)	171.3	171.3	104.7	103.9	—	—
Net cash (used in) provided by operating activities	(623.5)	(621.3)	679.8	680.9	578.5	575.2	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Intercompany	665.1	662.9	(603.3)	(604.4)	(61.8)	(58.5)	—	—
Net cash provided by (used in) financing activities	625.0	622.8	(630.2)	(631.3)	(459.8)	(456.5)	156.0	156.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the results of operations, comprehensive income, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the three and six months ended June 30, 2012 and 2011, and as of June 30, 2012 and December 31, 2011 to arrive at the information for FDC on a consolidated basis.

	Three months ended June 30, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,052.0	$619.6	$(49.4)	$1,622.2
Product sales and other	—	146.7	86.2	(15.9)	217.0
Reimbursable debit network fees, postage and other	—	615.0	242.2	(10.9)	846.3
	—	1,813.7	948.0	(76.2)	2,685.5
Expenses:
Cost of services (exclusive of items shown below)	—	421.0	341.8	(49.4)	713.4
Cost of products sold	—	65.2	36.9	(15.9)	86.2
Selling, general and administrative	32.2	293.6	133.1	—	458.9
Reimbursable debit network fees, postage and other	—	615.0	242.2	(10.9)	846.3
Depreciation and amortization	1.9	178.0	114.6	—	294.5
Other operating expenses:
Restructuring, net	(0.2)	1.7	11.7	—	13.2
Impairments	—	5.1	—	—	5.1
	33.9	1,579.6	880.3	(76.2)	2,417.6
Operating (loss) profit	(33.9)	234.1	67.7	—	267.9
Interest income	0.1	0.1	1.5	—	1.7
Interest expense	(476.3)	(1.7)	(2.7)	—	(480.7)
Interest income (expense) from intercompany notes	48.2	(49.7)	1.5	—	—
Other income (expense)	0.6	—	(23.2)	—	(22.6)
Equity earnings from consolidated subsidiaries	141.9	50.3	—	(192.2)	—
	(285.5)	(1.0)	(22.9)	(192.2)	(501.6)
(Loss) income before income taxes and equity earnings in affiliates	(319.4)	233.1	44.8	(192.2)	(233.7)
Income tax (benefit) expense	(162.0)	98.9	(11.6)	—	(74.7)
Equity earnings in affiliates	—	43.3	0.7	—	44.0
Net (loss) income	(157.4)	177.5	57.1	(192.2)	(115.0)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	15.3	27.1	42.4
Net (loss) income attributable to First Data Corporation	$(157.4)	$177.5	$41.8	$(219.3)	$(157.4)
Comprehensive (loss) income	$(305.4)	$165.3	$(120.5)	$(3.3)	$(263.9)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	14.4	27.1	41.5
Comprehensive (loss) income attributable to First Data Corporation	$(305.4)	$165.3	$(134.9)	$(30.4)	$(305.4)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,061.3	$1,209.5	$(95.3)	$3,175.5
Product sales and other	—	279.3	170.3	(29.2)	420.4
Reimbursable debit network fees, postage and other	—	1,205.5	469.5	(21.4)	1,653.6
	—	3,546.1	1,849.3	(145.9)	5,249.5
Expenses:
Cost of services (exclusive of items shown below)	—	865.0	639.1	(95.3)	1,408.8
Cost of products sold	—	129.9	70.5	(29.2)	171.2
Selling, general and administrative	65.3	582.2	257.9	—	905.4
Reimbursable debit network fees, postage and other	—	1,205.5	469.5	(21.4)	1,653.6
Depreciation and amortization	4.1	366.1	233.4	—	603.6
Other operating expenses:
Restructuring, net	(0.2)	1.6	15.5	—	16.9
Impairments	—	5.1	—	—	5.1
	69.2	3,155.4	1,685.9	(145.9)	4,764.6
Operating (loss) profit	(69.2)	390.7	163.4	—	484.9
Interest income	0.1	0.3	3.8	—	4.2
Interest expense	(933.0)	(3.4)	(5.4)	—	(941.8)
Interest income (expense) from intercompany notes	94.9	(97.9)	3.0	—	—
Other income (expense)	(24.9)	0.2	(6.1)	—	(30.8)
Equity earnings from consolidated subsidiaries	288.7	81.2	—	(369.9)	—
	(574.2)	(19.6)	(4.7)	(369.9)	(968.4)
(Loss) income before income taxes and equity earnings in affiliates	(643.4)	371.1	158.7	(369.9)	(483.5)
Income tax (benefit) expense	(333.5)	156.6	(6.0)	—	(182.9)
Equity earnings in affiliates	—	70.6	0.9	—	71.5
Net (loss) income	(309.9)	285.1	165.6	(369.9)	(229.1)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	29.0	51.8	80.8
Net (loss) income attributable to First Data Corporation	$(309.9)	$285.1	$136.6	$(421.7)	$(309.9)
Comprehensive (loss) income	$(349.7)	$278.9	$70.9	$(272.0)	$(271.9)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	26.0	51.8	77.8
Comprehensive (loss) income attributable to First Data Corporation	$(349.7)	$278.9	$44.9	$(323.8)	$(349.7)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended June 30, 2011 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,015.6	$619.8	$(42.0)	$1,593.4
Product sales and other	—	136.5	97.0	(16.1)	217.4
Reimbursable debit network fees, postage and other	—	634.1	325.5	(20.6)	939.0
	—	1,786.2	1,042.3	(78.7)	2,749.8
Expenses:
Cost of services (exclusive of items shown below)	—	489.6	271.9	(42.0)	719.5
Cost of products sold	—	66.9	41.7	(16.1)	92.5
Selling, general and administrative	68.5	241.1	129.0	—	438.6
Reimbursable debit network fees, postage and other	—	634.1	325.5	(20.6)	939.0
Depreciation and amortization	2.1	202.2	125.5	—	329.8
Other operating expenses:
Restructuring, net	(0.3)	4.8	13.9	—	18.4
	70.3	1,638.7	907.5	(78.7)	2,537.8
Operating (loss) profit	(70.3)	147.5	134.8	—	212.0
Interest income	0.1	0.2	1.6	—	1.9
Interest expense	(456.9)	(2.1)	(3.3)	—	(462.3)
Interest income (expense) from intercompany notes	39.9	(42.9)	3.0	—	—
Other income (expense)	(15.7)	—	14.3	—	(1.4)
Equity earnings from consolidated subsidiaries	148.4	33.1	—	(181.5)	—
	(284.2)	(11.7)	15.6	(181.5)	(461.8)
(Loss) income before income taxes and equity earnings in affiliates	(354.5)	135.8	150.4	(181.5)	(249.8)
Income tax (benefit) expense	(178.7)	68.1	22.5	—	(88.1)
Equity earnings in affiliates	—	33.0	0.5	—	33.5
Net (loss) income	(175.8)	100.7	128.4	(181.5)	(128.2)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	14.5	33.1	47.6
Net (loss) income attributable to First Data Corporation	$(175.8)	$100.7	$113.9	$(214.6)	$(175.8)
Comprehensive (loss) income	$(131.4)	$78.4	$177.0	$(198.4)	$(74.4)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	23.9	33.1	57.0
Comprehensive (loss) income attributable to First Data Corporation	$(131.4)	$78.4	$153.1	$(231.5)	$(131.4)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2011 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,966.3	$1,188.6	$(78.5)	$3,076.4
Product sales and other	—	267.5	177.4	(30.6)	414.3
Reimbursable debit network fees, postage and other	—	1,225.6	617.9	(40.2)	1,803.3
	—	3,459.4	1,983.9	(149.3)	5,294.0
Expenses:
Cost of services (exclusive of items shown below)	—	952.7	561.8	(78.5)	1,436.0
Cost of products sold	—	135.2	78.7	(30.6)	183.3
Selling, general and administrative	132.0	470.0	248.3	—	850.3
Reimbursable debit network fees, postage and other	—	1,225.6	617.9	(40.2)	1,803.3
Depreciation and amortization	4.3	418.3	249.0	—	671.6
Other operating expenses:
Restructuring, net	(0.4)	15.5	15.9	—	31.0
	135.9	3,217.3	1,771.6	(149.3)	4,975.5
Operating (loss) profit	(135.9)	242.1	212.3	—	318.5
Interest income	0.2	0.4	3.2	—	3.8
Interest expense	(894.2)	(3.7)	(6.7)	—	(904.6)
Interest income (expense) from intercompany notes	75.7	(84.7)	9.0	—	—
Other income (expense)	(99.9)	9.3	62.9	—	(27.7)
Equity earnings from consolidated subsidiaries	277.8	55.9	—	(333.7)	—
	(640.4)	(22.8)	68.4	(333.7)	(928.5)
(Loss) income before income taxes and equity earnings in affiliates	(776.3)	219.3	280.7	(333.7)	(610.0)
Income tax (benefit) expense	(383.4)	125.2	22.1	—	(236.1)
Equity earnings in affiliates	—	60.8	0.4	—	61.2
Net (loss) income	(392.9)	154.9	259.0	(333.7)	(312.7)
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	27.3	52.9	80.2
Net (loss) income attributable to First Data Corporation	$(392.9)	$154.9	$231.7	$(386.6)	$(392.9)
Comprehensive (loss) income	$(192.1)	$202.7	$439.3	$(552.2)	$(102.3)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	36.9	52.9	89.8
Comprehensive (loss) income attributable to First Data Corporation	$(192.1)	$202.7	$402.4	$(605.1)	$(192.1)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of June 30, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$128.7	$42.8	$312.0	$—	$483.5
Accounts receivable, net of allowance for doubtful accounts	1.5	938.9	747.0	—	1,687.4
Settlement assets (a)	—	6,504.4	5,253.5	—	11,757.9
Other current assets	76.9	223.6	72.5	—	373.0
Total current assets	207.1	7,709.7	6,385.0	—	14,301.8
Property and equipment, net of accumulated depreciation	29.9	589.8	234.9	—	854.6
Goodwill	—	9,508.6	7,624.2	—	17,132.8
Customer relationships, net of accumulated amortization	—	2,278.3	1,802.8	—	4,081.1
Other intangibles, net of accumulated amortization	605.7	648.3	620.3	—	1,874.3
Investment in affiliates	—	1,404.4	37.8	—	1,442.2
Long-term settlement assets (a)	—	—	99.8	—	99.8
Other long-term assets	447.3	331.5	92.2	—	871.0
Investment in consolidated subsidiaries	25,502.4	5,366.5	—	(30,868.9)	—
Total assets	$26,792.4	$27,837.1	$16,897.0	$(30,868.9)	$40,657.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7.5	$149.0	$84.6	$—	$241.1
Short-term and current portion of long-term borrowings	0.3	47.4	54.5	—	102.2
Settlement obligations (a)	—	6,504.4	5,350.9	—	11,855.3
Other current liabilities	599.6	568.5	378.8	—	1,546.9
Total current liabilities	607.4	7,269.3	5,868.8	—	13,745.5
Long-term borrowings	22,423.2	67.7	23.5	—	22,514.4
Long-term deferred tax (assets) liabilities	(1,114.3)	1,647.2	100.4	—	633.3
Intercompany payable (receivable)	6,566.7	(5,380.6)	(1,186.1)	—	—
Intercompany notes	(1,990.2)	2,042.1	(51.9)	—	—
Other long-term liabilities	594.7	114.8	26.4	—	735.9
Total liabilities	27,087.5	5,760.5	4,781.1	—	37,629.1
Redeemable equity interest	—	—	67.0	(67.0)	—
Redeemable noncontrolling interest	—	—	—	67.0	67.0
First Data Corporation stockholder’s (deficit) equity	(295.1)	22,076.6	5,494.6	(27,571.2)	(295.1)
Noncontrolling interests	—	—	58.1	3,198.5	3,256.6
Equity of consolidated alliance	—	—	6,496.2	(6,496.2)	—
Total equity	(295.1)	22,076.6	12,048.9	(30,868.9)	2,961.5
Total liabilities and equity	$26,792.4	$27,837.1	$16,897.0	$(30,868.9)	$40,657.6

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of December 31, 2011 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$162.2	$37.1	$286.4	$—	$485.7
Accounts receivable, net of allowance for doubtful accounts	25.3	939.4	883.9	—	1,848.6
Settlement assets (a)	—	6,093.2	4,565.1	—	10,658.3
Other current assets	45.7	212.0	65.2	—	322.9
Total current assets	233.2	7,281.7	5,800.6	—	13,315.5
Property and equipment, net of accumulated depreciation	31.4	623.5	281.0	—	935.9
Goodwill	—	9,510.5	7,694.1	—	17,204.6
Customer relationships, net of accumulated amortization	—	2,468.4	1,957.0	—	4,425.4
Other intangibles, net of accumulated amortization	606.8	638.7	633.7	—	1,879.2
Investment in affiliates	—	1,452.8	37.8	—	1,490.6
Long-term settlement assets (a)	—	—	181.0	—	181.0
Other long-term assets	465.7	304.3	74.1	—	844.1
Investment in consolidated subsidiaries	25,150.6	5,395.3	—	(30,545.9)	—
Total assets	$26,487.7	$27,675.2	$16,659.3	$(30,545.9)	$40,276.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7.1	$113.4	$85.4	$—	$205.9
Short-term and current portion of long-term borrowings	0.3	39.6	93.5	—	133.4
Settlement obligations (a)	—	6,093.2	4,744.6	—	10,837.8
Other current liabilities	690.5	544.6	408.0	—	1,643.1
Total current liabilities	697.9	6,790.8	5,331.5	—	12,820.2
Long-term borrowings	22,422.4	69.0	30.3		22,521.7
Long-term deferred tax (assets) liabilities	(1,091.6)	1,677.5	109.5	—	695.4
Intercompany payable (receivable)	5,614.9	(4,544.6)	(1,070.3)	—	—
Intercompany notes	(1,887.3)	1,949.9	(62.6)	—	—
Other long-term liabilities	634.8	100.1	28.7	—	763.6
Total liabilities	26,391.1	6,042.7	4,367.1	—	36,800.9
Redeemable equity interest	—	—	67.4	(67.4)	—
Redeemable noncontrolling interest	—	—	—	67.4	67.4
First Data Corporation stockholder’s equity	96.6	21,632.5	5,562.5	(27,195.0)	96.6
Noncontrolling interests	—	—	60.8	3,250.6	3,311.4
Equity of consolidated alliance	—	—	6,601.5	(6,601.5)	—
Total equity	96.6	21,632.5	12,224.8	(30,545.9)	3,408.0
Total liabilities and equity	$26,487.7	$27,675.2	$16,659.3	$(30,545.9)	$40,276.3

(a)         The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(309.9)	$285.1	$165.6	$(369.9)	$(229.1)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	4.1	433.2	239.9	—	677.2
Charges (gains) related to other operating expenses and other income (expense)	24.7	6.5	21.6	—	52.8
Other non-cash and non-operating items, net	(269.6)	(159.1)	0.8	369.9	(58.0)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(320.5)	253.2	19.1	—	(48.2)
Net cash (used in) provided by operating activities	(871.2)	818.9	447.0	—	394.7
CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	—	(1.9)	—	—	(1.9)
Contributions to equity method investments	—	(7.9)	—	—	(7.9)
Payments related to other businesses previously acquired	—	(3.2)	—	—	(3.2)
Additions to property and equipment	(0.2)	(47.2)	(44.1)	—	(91.5)
Proceeds from sale of property and equipment	—	6.5	0.9	—	7.4
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.7)	(82.0)	(16.5)	—	(99.2)
Distributions and dividends from subsidiaries	63.7	109.8	—	(173.5)	—
Other investing activities	0.9	0.3	6.0	—	7.2
Net cash provided by (used in) investing activities	63.7	(25.6)	(53.7)	(173.5)	(189.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(34.3)	—	(34.3)
Debt modification proceeds (payments) and related financing costs, net	7.1	—	—	—	7.1
Principal payments on long-term debt	(0.1)	(26.7)	(9.2)	—	(36.0)
Proceeds from sale-leaseback transactions	—	13.8	—	—	13.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(27.6)	(103.9)	(131.5)
Purchase of noncontrolling interest	—	—	(25.1)	—	(25.1)
Distributions paid to equity holders	—	—	(211.7)	211.7	—
Redemption of Parent’s redeemable common stock	(0.1)	—	—	—	(0.1)
Cash dividends	(4.0)	—	(65.7)	65.7	(4.0)
Intercompany	771.1	(777.6)	6.5	—	—
Net cash provided by (used in) financing activities	774.0	(790.5)	(367.1)	173.5	(210.1)
Effect of exchange rate changes on cash and cash equivalents	—	2.9	(0.6)	—	2.3
Change in cash and cash equivalents	(33.5)	5.7	25.6	—	(2.2)
Cash and cash equivalents at beginning of period	162.2	37.1	286.4	—	485.7
Cash and cash equivalents at end of period	$128.7	$42.8	$312.0	$—	$483.5

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2011 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(392.9)	$154.9	$259.0	$(333.7)	$(312.7)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	4.3	465.3	255.4	—	725.0
Charges related to other operating expenses and other income (expense)	99.5	6.2	(47.0)	—	58.7
Other non-cash and non-operating items, net	(222.0)	(116.8)	3.9	333.7	(1.2)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(110.2)	171.3	103.9	—	165.0
Net cash (used in) provided by operating activities	(621.3)	680.9	575.2	—	634.8
CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	—	(12.5)	(0.1)	—	(12.6)
Contributions to equity method investments	—	(0.7)	—	—	(0.7)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	1.7	—	1.7
Proceeds from sale of property and equipment	—	1.2	1.2	—	2.4
Additions to property and equipment	(4.1)	(56.7)	(51.0)	—	(111.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.1)	(80.1)	(23.5)	—	(103.7)
Distributions and dividends from subsidiaries	45.6	110.4	—	(156.0)	—
Other investing activities	0.7	0.4	(2.8)	—	(1.7)
Net cash provided by (used in) investing activities	42.1	(38.0)	(74.5)	(156.0)	(226.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(110.1)	—	(110.1)
Debt modification proceeds (payments) and related financing costs, net	(39.7)	—	—	—	(39.7)
Principal payments on long-term debt	(0.1)	(26.9)	(12.4)	—	(39.4)
Proceeds from sale of leaseback transactions	—	—	11.7	—	11.7
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(25.2)	(106.0)	(131.2)
Distributions paid to equity holders	—	—	(216.4)	216.4	—
Redemption of Parent’s redeemable common stock	(0.3)	—	—	—	(0.3)
Cash dividends	—	—	(45.6)	45.6	—
Intercompany	662.9	(604.4)	(58.5)	—	—
Net cash provided by (used in) financing activities	622.8	(631.3)	(456.5)	156.0	(309.0)
Effect of exchange rate changes on cash and cash equivalents	—	(10.4)	13.0	—	2.6
Change in cash and cash equivalents	43.6	1.2	57.2	—	102.0
Cash and cash equivalents at beginning of period	164.1	21.1	324.3	—	509.5
Cash and cash equivalents at end of period	$207.7	$22.3	$381.5	$—	$611.5

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

Consolidated Results.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	%	2012	2011	%
Revenues:
Transaction and processing service fees	$1,622.2	$1,593.4	2%	$3,175.5	$3,076.4	3%
Product sales and other	217.0	217.4	0%	420.4	414.3	1%
Reimbursable debit network fees, postage and other	846.3	939.0	(10)%	1,653.6	1,803.3	(8)%
	2,685.5	2,749.8	(2)%	5,249.5	5,294.0	(1)%
Expenses:
Cost of services (exclusive of items shown below)	713.4	719.5	(1)%	1,408.8	1,436.0	(2)%
Cost of products sold	86.2	92.5	(7)%	171.2	183.3	(7)%
Selling, general and administrative	458.9	438.6	5%	905.4	850.3	6%
Reimbursable debit network fees, postage and other	846.3	939.0	(10)%	1,653.6	1,803.3	(8)%
Depreciation and amortization	294.5	329.8	(11)%	603.6	671.6	(10)%
Other operating expenses, net (a)	18.3	18.4	*	22.0	31.0	*
	2,417.6	2,537.8	(5)%	4,764.6	4,975.5	(4)%
Interest income	1.7	1.9	(11)%	4.2	3.8	11%
Interest expense	(480.7)	(462.3)	4%	(941.8)	(904.6)	4%
Other income (expense) (b)	(22.6)	(1.4)	*	(30.8)	(27.7)	*
Income tax benefit	(74.7)	(88.1)	(15)%	(182.9)	(236.1)	(23)%
Equity earnings in affiliates	44.0	33.5	31%	71.5	61.2	17%
Net loss	(115.0)	(128.2)	(10)%	(229.1)	(312.7)	(27)%
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	42.4	47.6	(11)%	80.8	80.2	1%
Net loss attributable to First Data Corporation	$(157.4)	$(175.8)	(10)%	$(309.9)	$(392.9)	(21)%

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

Operating revenues overview.

Transaction and processing service fees. Revenue increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 due to new business, growth in merchant transactions and dollar volumes both domestically and internationally and lower debit interchange rates as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  Lower debit interchange rates positively impacted the transaction and processing service fees growth rates by approximately 2 percentage points for both the three and six-month periods. Partially offsetting these increases were decreases due to lost business, price compression, changes in merchant and pricing mix and foreign currency exchange rate movements.  Foreign currency exchange rate movements negatively impacted the transaction and processing service fees growth rates by approximately 1 percentage point for both the three and six-month periods.

Product sales and other. Revenue is flat for the three months ended June 30, 2012 compared to the same period in 2011. Decreases in terminal sales internationally and foreign currency exchange rate movements were mostly offset by increases in software licensing and maintenance revenue. Revenue increased slightly for the six months ended June 30, 2012 compared to the same period in 2011 due to increases in professional services income domestically and investment income which were partially offset by decreases in terminal sales and foreign exchange rate movements.  Foreign currency exchange rate movements negatively impacted the product sales and other growth rates by approximately 3 and 2 percentage points for the three and six-month periods, respectively.

Reimbursable debit network fees, postage and other. Revenue and expense decreased for the three and six months ended June 30, 2012 compared to the same periods in 2011 due to the cap on debit interchange rates imposed by the Dodd-Frank Act in October 2011 partially offset by growth of personal identification number (“PIN”)-debit transaction and dollar volumes. The cap on debit interchange rates imposed by the Dodd-Frank Act impacted the reimbursable debit network fees, postage and other growth rates by approximately 16 percentage points for both the three and six-month periods.

Operating expenses overview.

Cost of services. Expenses decreased for the three and six-month periods ended June 30, 2012 compared to the same periods in 2011 due to decreased operations and technology costs as a result of cost cutting initiatives, cost efficiencies as a result of the shift in processing from the alliance partner to the Company related to the Banc of America Merchant Services, LLC (“BAMS”) alliance beginning in October 2011 and lower net check warranty expense.  Net check warranty expense decreased due to lower check volumes and better risk assessment data.

Cost of products sold. Expenses decreased for the three and six months ended June 30, 2012 compared to the same periods in 2011 due most significantly to lower terminal sales, lower cost terminal replacements internationally, settlement of a dispute with a vendor internationally and foreign currency exchange rate movements.  Foreign currency exchange rate movements positively impacted the growth rates for the three and six months ended June 30, 2012 by approximately 3 and 2 percentage points, respectively.

Selling, general and administrative. Expenses increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 due most significantly to growth in payments made to independent sales organizations (“ISO’s”).  Growth in payments made to ISO’s increased due to the Company increasing the number of ISO’s and an increase in ISO transaction volumes which negatively impacted the selling, general and administrative growth rates for the three and six months ended June 30, 2012 by approximately 5 and 6 percentage points, respectively.

Depreciation and amortization. Expenses decreased for the three and six months ended June 30, 2012 compared to the same periods in 2011 due most significantly to a decrease in the amortization of certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in the prior period and certain other intangible assets that have become fully amortized. These decreases were partially offset by increases due to newly capitalized assets.

Other operating expenses, net. A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
(in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Three months ended June 30, 2012
Restructuring charges	490	$(3.0)	$—	$(12.1)	$(0.5)	$(15.6)
Restructuring accrual reversals		1.0	—	0.4	1.0	2.4
Total pretax (charge) benefit, net of reversals		$(2.0)	$—	$(11.7)	$0.5	$(13.2)

Six months ended June 30, 2012
Restructuring charges	570	$(3.0)	$—	$(16.1)	$(0.8)	$(19.9)
Restructuring accrual reversals		1.0	—	0.7	1.3	3.0
Total pretax (charge) benefit, net of reversals		$(2.0)	$—	$(15.4)	$0.5	$(16.9)

Three months ended June 30, 2011
Restructuring charges	260	$(1.2)	$(0.4)	$(16.0)	$(1.6)	$(19.2)
Restructuring accrual reversals		0.1	—	0.2	0.5	0.8
Total pretax charge, net of reversals		$(1.1)	$(0.4)	$(15.8)	$(1.1)	$(18.4)

Six months ended June 30, 2011
Restructuring charges	520	$(2.7)	$(5.6)	$(22.5)	$(2.8)	$(33.6)
Restructuring accrual reversals		0.8	—	0.9	0.9	2.6
Total pretax charge, net of reversals		$(1.9)	$(5.6)	$(21.6)	$(1.9)	$(31.0)

The Company recorded restructuring charges during the three and six months ended June 30, 2012 related primarily to employee reduction and certain employee relocation efforts in Germany.  The Company expects to record a total of approximately $23 million of restructuring charges in 2012 in connection with the restructuring event in Germany.  Additional restructuring charges were recorded in 2012 in connection with management’s alignment of the business with strategic objectives as well as refinements of estimates.

The Company estimates cost savings resulting from restructuring activities recorded during the three months ended June 30, 2012 of approximately $10 million in 2012 and approximately $30 million on an annual basis.

The Company also recorded restructuring charges during the six months ended June 30, 2011 in connection with management’s alignment of the business with strategic objectives.

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2012:

(in millions)	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2012	$16.7	$0.9
Expense provision	19.9	—
Cash payments and other	(13.5)	(0.5)
Changes in estimates	(2.9)	(0.1)
Remaining accrual as of June 30, 2012	$20.2	$0.3

Interest expense. Interest expense increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 due to higher average interest rates resulting primarily from the March 2012 and April 2011 debt modifications and amendments.

The Company utilizes interest rate swaps to hedge its interest payments on a portion of its variable rate debt from fluctuations in interest rates. While these swaps do not qualify for hedge accounting, they continue to be effective economically in eliminating variability in interest rate payments. Additionally, the Company utilizes a fixed to floating interest rate swap, which does not qualify for hedge accounting, to maintain a desired ratio of fixed rate and floating rate debt. The fair value adjustments for interest rate swaps that do not qualify for hedge accounting as well as interest rate swap ineffectiveness are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations and totaled charges of $46.6 million and $47.2 million for the three and six months ended June 30, 2012 and benefits of $9.4 million and $4.4 million for the three and six months ended June 30, 2011, respectively.

Other income (expense).

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Investment gains	$—	$—	$0.3	$—
Derivative financial instruments gains and (losses)	(40.1)	6.2	(43.8)	(5.1)
Divestitures, net	—	(0.9)	—	(0.9)
Non-operating foreign currency gains and (losses)	17.5	(6.7)	12.7	(21.7)
Other income (expense)	$(22.6)	$(1.4)	$(30.8)	$(27.7)

Derivative financial instruments gains and (losses). The net gains and losses for the three and six months ended June 30, 2012 and 2011 were due most significantly to the fair value adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges.

Non-operating foreign currency (losses) and gains. The net gains and losses related to currency translations on the Company’s intercompany loans and its euro-denominated debt.

Income taxes. The Company’s effective tax rates on pretax loss from continuing operations were tax benefits of 39.4% and 44.4%, for the three and six months ended June 30, 2012, respectively, and 40.7% and 43.0%, for the same periods in 2011.  The effective tax rates for the three and six months ended June 30, 2012 were higher than the federal statutory rates primarily due to net income attributable to noncontrolling interests for which there was no tax expense provided, foreign income taxed at lower effective rates, certain prior period tax adjustments, and state tax benefits partially offset by an increase in the Company’s valuation allowance against foreign tax credits, and a net expense relating to tax effects of foreign exchange gains and losses on intercompany notes.  The effective tax rate for the six-month period was also affected by a decrease in the Company’s liability for unrecognized tax benefits.

The effective tax rates for the three and six months ended June 30, 2011 were higher than the federal statutory rate primarily due to net income attributable to noncontrolling interests for which there was no tax expense provided, state tax benefits, and foreign income taxed at lower effective rates, partially offset by an increase in the Company’s valuation allowance against foreign tax credits.  The three-month period was also affected by an increase in the Company’s liability for unrecognized tax benefits.  The effective tax rate for the six months ended June 30, 2011 was additionally impacted by a net benefit relating to tax effects of foreign exchange gains and losses on intercompany notes.

The balance of the Company’s liability for unrecognized tax benefits was approximately $286 million as of June 30, 2012.  During the six months ended June 30, 2012, the Company’s liability for unrecognized tax benefits was reduced by approximately $51 million upon closure of the 2003 and 2004 federal tax years and the resolution of certain state audit issues.  The liability for interest accrued on the unrecognized tax benefits of $25 million and the contra-liability for the federal benefit on state taxes of $4 million were reduced at the same time. The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $131 million within the next twelve months as the result of the possible closure of its 2005 through 2007 federal tax years, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.  The potential decrease relates to various federal, state and foreign tax benefits including research and experimentation credits, transfer pricing adjustments and certain amortization and loss deductions.

In addition to the liability discussed above, the balance of the uncertain income tax liability for which The Western Union Company is required to indemnify the Company was approximately $5 million as of June 30, 2012.  During the six months ended June 30, 2012, this liability decreased by approximately $6 million upon closure of the 2003 and 2004 federal tax years and the resolution of certain state audit issues.  The Company anticipates that it is reasonably possible that the uncertain income tax liability may decrease by approximately $5 million within the next twelve months as a result of the possible closure of the 2005 and 2006 federal tax years.

Equity earnings in affiliates. Equity earnings in affiliates increased for the three and six months ended June 30, 2012, compared to the same periods in 2011.  Transaction and dollar volume growth, pricing increases and the positive impact of lower debit interchange rates as a result of the Dodd-Frank Act were partially offset by increased amortization associated with a referral payment to one of the Company’s merchant alliance partners in the fourth quarter of 2011.  Amortization of the referral payment negatively impacted the equity earnings in affiliates growth rate by approximately 14 and 29 percentage points for the three and six months ended June 30, 2012, respectively.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests. Most of the net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased for the three months ended June 30, 2012 compared to the same period in 2011 due to an increase in processing expense due to a shift in processing related to the BAMS alliance.  Net income attributable to noncontrolling interests and redeemable noncontrolling interest increased for the six months ended June 30, 2012 when compared to the same period in 2011 due to the impact of lower debit interchange rates as a result of the Dodd-Frank Act, transaction and dollar volume growth and pricing increases partially offset by the aforementioned increase in processing expenses.

Segment results. For a detailed discussion of the Company’s principles regarding its segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Retail and Alliance Services segment results.

	Three months ended June 30,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$809.4	$740.9	9%
Product sales and other	104.5	102.8	2%
Segment revenue	$913.9	$843.7	8%
Segment EBITDA	$415.2	$352.2	18%
Segment margin	45%	42%	4 pts
Key indicators:
Domestic merchant transactions (a)	9,360.8	9,059.6	3%

	Six months ended June 30,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$1,555.8	$1,405.0	11%
Product sales and other	205.4	203.5	1%
Segment revenue	$1,761.2	$1,608.5	9%
Segment EBITDA	$767.2	$637.7	20%
Segment margin	44%	40%	4 pts
Key indicators:
Domestic merchant transactions (a)	18,195.6	17,431.1	4%

(a)         Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions reflect 100% of alliance transactions.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended June 30,		Change
(in millions)	2012	2011	%
Acquiring revenue	$610.7	$560.8	9%
Check processing revenue	76.5	82.5	(7)%
Prepaid revenue	68.0	64.2	6%
Processing fees and other revenue from alliance partners	54.2	33.4	62%
Total transaction and processing service fees revenue	$809.4	$740.9	9%

	Six months ended June 30,		Change
(in millions)	2012	2011	%
Acquiring revenue	$1,162.8	$1,047.0	11%
Check processing revenue	152.7	164.7	(7)%
Prepaid revenue	134.3	129.6	4%
Processing fees and other revenue from alliance partners	106.0	63.7	66%
Total transaction and processing service fees revenue	$1,555.8	$1,405.0	11%

Acquiring revenue. Acquiring revenue increased in the three and six months ended June 30, 2012 compared to the same periods in 2011 mainly from lower debit interchange rates as a result of the Dodd-Frank Act which benefited growth for acquiring revenue by an estimated $25 million and $51 million or 4 and 5 percentage points, respectively. Acquiring revenue also benefited from increases in merchant transactions and dollar volumes, new sales and pricing increases for regional merchants. These increases were partially offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes, the affect of shifts in pricing mix, merchant attrition and price compression.

Revenue growth outpaced transaction growth for the periods presented driven most significantly by the impact of lower debit interchange rates discussed above partially offset by merchant mix, pricing mix and price compression. Revenue per transaction increased 8% for the second quarter of 2012 compared to the same period in 2011 driven by the impact of lower debit interchange rates discussed above as well as increased fees from the shift in processing related to the Banc of America Merchant Services, LLC (“BAMS”) alliance described in the “Processing fees and other revenue from alliance partners” section below. In addition, there were decreases in transaction growth resulting from deconversions occurring throughout 2011 and the first quarter of 2012 that did not materially impact revenue. The average ticket size of signature based transactions decreased slightly in the second quarter of 2012 as compared to the same period in 2011.

Check processing revenue. Check processing revenue decreased in the three and six months ended June 30, 2012 versus the comparable periods in 2011 due most significantly to lower overall check volumes from check writer and merchant attrition and the impact of merchant mix resulting from a shift in regional to national merchants.

Prepaid revenue. Prepaid revenue increased in the three and six months ended June 30, 2012 compared to the same periods in 2011 due most significantly to higher transaction volumes within the open loop payroll distribution program related to existing customers and new business partially offset by the disposition of a line of business in the second quarter of 2011.

Processing fees and other revenue from alliance partners. The increase in processing fees and other revenue from alliance partners in the three and six months ended June 30, 2012 compared to the same periods in 2011 resulted from increased fees from the BAMS alliance due to a shift of processing from the alliance partner to the Company beginning in October 2011, as well as increased transaction and dollar volumes within the Company’s merchant alliances. The impact of the shift in processing benefited the three and six month 2012 growth rates by approximately $17 million and $34 million or 52 and 54 percentage points, respectively.

Product sales and other revenue. Product sales and other revenue increased in the three and six-month periods ended June 30, 2012 versus the comparable periods in 2011 primarily due to growth in leasing revenue from increased lease originations and lease renewals partially offset by a decline in equipment sales including lower bulk sales.

Segment EBITDA. The impact of the revenue items noted above primarily contributed to the increase in Retail and Alliance Services segment EBITDA in the three and six months ended June 30, 2012 compared to the same periods in 2011. The Dodd-Frank Act benefited segment EBITDA growth rates in the three and six- month periods ended June 30, 2012 compared to the prior year by an estimated $23 million and $47 million or 7 percentage points for both periods. The impact from the shift in processing related to the BAMS alliance positively impacted segment EBITDA growth rates for the three and six months ended June 30, 2012 compared to the same periods in 2011 by approximately $14 million and $27 million or 4 percentage points for both periods.

Financial Services segment results.

	Three months ended June 30,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$338.8	$337.7	0%
Product sales and other	9.9	6.9	43%
Segment revenue	$348.7	$344.6	1%
Segment EBITDA	$150.3	$142.5	5%
Segment margin	43%	41%	2 pts
Key indicators:
Domestic debit issuer transactions (a)	3,163.4	3,313.0	(5)%

	Six months ended June 30,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$676.9	$669.2	1%
Product sales and other	17.4	13.0	34%
Segment revenue	$694.3	$682.2	2%
Segment EBITDA	$307.7	$279.2	10%
Segment margin	44%	41%	3 pts
Key indicators:
Domestic debit issuer transactions (a)	6,256.0	6,360.2	(2)%
Domestic active card accounts on file (end of period) (b)	133.7	114.2	17%
Domestic card accounts on file (end of period) (c)	736.2	681.6	8%

(a)                  Domestic debit issuer transactions include signature and PIN-debit transactions, STAR and non-STAR branded.

(b)                  Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.

(c)                   Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month of the period.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended June 30,		Change
(in millions)	2012	2011	%
Credit card, retail card and debit processing	$230.3	$229.8	0%
Output services	54.7	54.3	1%
Other revenue	53.8	53.6	0%
Total transaction and processing service fees revenue	$338.8	$337.7	0%

	Six months ended June 30,		Change
(in millions)	2012	2011	%
Credit card, retail card and debit processing	$457.2	$450.9	1%
Output services	111.9	110.6	1%
Other revenue	107.8	107.7	0%
Total transaction and processing service fees revenue	$676.9	$669.2	1%

Credit card, retail card and debit processing revenue. Credit card and retail card processing revenue increased for the three and six months ended June 30, 2012 versus the comparable periods in 2011 due to net new business and volume growth from existing customers mostly offset by price compression on contract renewals as well as volume based pricing incentives. Growth in domestic active card accounts on file benefited primarily from net new account conversions, mostly retail accounts; the substantial majority of which were converted in March 2012.

Debit processing revenue decreased for the three months ended June 30, 2012 versus the comparable period in 2011 due primarily to net lost business and price compression on contract renewals as well as other net contractual pricing incentives partially offset by new fees implemented in 2011, primarily regulatory compliance fees and volume growth from existing customers. Debit processing revenue remained flat for the six months ended June 30, 2012 compared to the prior year due to net lost business and price compression on contract renewals as well as other net contractual pricing incentives offset by volume growth from existing customers and new fees implemented in 2011 as mentioned above.

Debit issuer transaction growth in the three and six months ended June 30, 2012 compared to the same periods in 2011 decreased due to lost business, including the loss of a large financial institution that substantially deconverted in June 2012. This decrease was partially offset by net impacts from the implementation of the Dodd-Frank Act discussed below and growth of existing clients due in part to the shift to debit cards from cash and checks.

The implementation of the Dodd-Frank Act resulted in a net increase in debit issuer transactions. Growth benefited from new contracts with financial institutions and transactions routed on behalf of other networks through the Company’s gateway. This growth was partially offset by losses in the existing customer base from merchant routing decisions. The net revenue impact from the implementation of the Dodd-Frank Act was minimal because of lower rates on new transactions from regulated financial institutions and gateway transactions compared to rates on transactions lost due to routing decisions.

Output services revenue. Output services revenue increased for the three and six months ended June 30, 2012 versus the comparable periods in 2011 due to growth from existing customers and net new business mostly offset by volume based pricing incentives.

Other revenue. Other revenue consists mostly of revenue from remittance processing, information services, online banking and bill payment services as well as voice services. Other revenue for the three and six months ended June 30, 2012 was flat compared to the same periods in 2011 due to increases in online banking and bill payment services offset by decreases in voice services and information services volumes.

Segment EBITDA. Financial Services segment EBITDA increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 due most significantly to decreased operating expenses, primarily technology and operations costs, resulting from reduced headcount and operational efficiencies as well as from the revenue items noted above. The decrease in operating expenses benefited the segment EBITDA growth rates for the three and six-month periods ended June 30, 2012 compared to the prior year by 3 and 6 percentage points, respectively.

International segment results.

	Three months ended June 30,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$321.1	$341.5	(6)%
Product sales and other	93.7	100.3	(7)%
Equity earnings in affiliates	9.8	9.7	1%
Segment revenue	$424.6	$451.5	(6)%
Segment EBITDA	$117.5	$119.1	(1)%
Segment margin	28%	26%	2 pts
Key indicators:
International transactions (a)	2,070.3	1,895.4	9%

	Six months ended June 30,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$630.7	$665.2	(5)%
Product sales and other	180.2	184.8	(2)%
Equity earnings in affiliates	18.6	16.8	11%
Segment revenue	$829.5	$866.8	(4)%
Segment EBITDA	$212.9	$210.8	1%
Segment margin	26%	24%	2 pts
Key indicators:
International transactions (a)	3,982.8	3,633.1	10%
International card accounts on file (end of period) (b)	70.8	88.7	(20)%

(a)                  International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. International transactions for the three months ended March 31, 2012 and for both the three and six-month periods ended June 30, 2011 reflect an updated count of international transactions.

(b)                  International card accounts on file include bankcard and retail. International card accounts on file for as of June 30, 2011 reflects an updated count of card accounts on file.

Summary. Segment revenue in the three and six months ended June 30, 2012 versus the comparable periods in 2011 was negatively impacted due to the impact of foreign currency exchange rate movements partially offset by the items discussed below. Foreign currency exchange rate movements negatively impacted the total segment revenue growth rates in the three and six months ended June 30, 2012 by 7 and 5 percentage points, respectively, compared to the same periods in 2011.

Transaction and processing service fees revenue. Transaction and processing service fees revenue includes merchant related services and card services revenue. Merchant related services revenue encompasses merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue and fees from switching services. Card services revenue represents monthly managed service fees for issued cards. Merchant related services transaction and processing service fee revenue represented approximately 60% and card services revenue represented approximately 40% of total transaction and processing service fees revenue for all periods presented.

Transaction and processing service fees revenue decreased in the three and six months ended June 30, 2012 compared to the same periods in 2011 due to declines in the card issuing businesses partially offset by growth in the merchant acquiring businesses. Revenue in the card issuing businesses declined primarily due to lost business in Germany, the United Kingdom and China as well as lower revenue in Greece driven by the economic recession and a strategic decision to exit low-margin businesses.  Partially offsetting these decreases were increased transaction volumes in the card issuing business in Argentina and new business in Canada. Increases in the merchant acquiring businesses resulted from growth in the merchant acquiring alliances and direct sales channels in the United Kingdom and Canada. Foreign currency exchange rate movements negatively impacted the transaction and processing service fees growth rates for the three and six months ended June 30, 2012 versus the comparable periods in 2011 by 7 and 4 percentage points, respectively.

Transaction and processing service fees revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was impacted by foreign currency exchange rate movements, the mix of transaction types and price compression. International card accounts on file in the six months ended June 30, 2012 as compared to the same period in 2011 decreased primarily due to lost business in China and the United Kingdom that deconverted in the fourth quarter of 2011.

Product sales and other revenue. Product sales and other revenue decreased for the three and six months ended June 30, 2012 versus the same periods in 2011 due to declines in terminal sales and lease originations in Germany as well as a decrease resulting from the strategic decision to exit a line of business in Greece. Partially offsetting these decreases were increases due to new sales, price increases and higher terminal installations in Argentina. The impact of foreign currency exchange rate movements negatively impacted the growth rates for product sales and other revenue for the three and six months ended June 30, 2012 compared to the same periods in 2011 by 7 and 6 percentage points, respectively.

Segment EBITDA. Segment EBITDA decreased in the three months ended June 30, 2012 compared to the same period in 2011 due to the impact of foreign currency exchange rate movements partially offset by the revenue items noted above. Segment EBITDA growth was negatively impacted by 6 percentage points in the three months ended June 30, 2012 compared to the same period in 2011 from the impact of foreign currency exchange rate movements.

Segment EBITDA increased in the six months ended June 30, 2012 versus the comparable period in 2011 due to the revenue items noted above as well as from decreased expenses, principally operations and technology costs, driven by cost cutting initiatives. The segment EBITDA growth rate for the six months ended June 30, 2012 versus the comparable period in 2011 benefited from decreased operations and technology costs by 5 percentage points. The increase in segment EBITDA for the six months ended June 30, 2012 compared to the prior year was partially offset by foreign currency exchange rate movements which impacted the segment EBITDA growth rate by 5 percentage points.

Capital Resources and Liquidity

FDC’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in the Company’s debt structure as well as the Company’s cash flow activities and the sources and uses of funding during the six months ended June 30, 2012 and 2011. Refer to Note 4 to the Company’s Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information regarding the Company’s debt structure.

Debt Offering. On August 2, 2012, the Company entered into an agreement to issue $1,300.0 million aggregate principal amount of 6.750% senior secured notes due 2020. The notes will be issued at 99.193% of the par amount for a discount totaling $10.5 million. The Company anticipates that the offering will close on August 16, 2012. Interest on the notes will be payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. In accordance with the terms of FDC’s Amended Credit Agreement, FDC will use the net proceeds from the offering of approximately $1,267 million to repay a portion of its outstanding senior secured term loans.

Related Financing Costs. In connection with the debt offering discussed above, the Company anticipates incurring costs of approximately $23 million.

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

On August 8, 2012, FDC launched a request to amend and extend all or a portion of the outstanding term loans maturing in 2014 (the “2014 Term Loans”), under FDC’s senior secured term credit facilities into a new dollar-denominated term loan tranche and a new euro-denominated term loan tranche, maturing on March 24, 2017.  The effectiveness of the agreement is subject to certain conditions.  The 2014 Term Loan holders are under no obligation to accept the extension request and there can be no assurance that any amount of the 2014 Term Loans will be extended.

The Company has taken a number of steps to extend its debt maturities and intends to extend additional maturity dates as opportunities allow.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At June 30, 2012 and December 31, 2011, the Company held $483.5 million and $485.7 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by Integrated Payment Systems Inc. (“IPS”) and the BAMS alliance, that are not available to fund operations outside of those businesses. At June 30, 2012 and December 31, 2011, the cash and cash equivalents held by IPS and the BAMS alliance totaled $119.7 million and $75.2 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at June 30, 2012 and December 31, 2011 totaling $221.1 million and $216.0 million, respectively. As of June 30, 2012, there was approximately $80 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. FDC plans to fund any cash needs throughout the remainder of 2012 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

Cash flows from operating activities.

	Six months ended June 30,
Source/(use) (in millions)	2012	2011
Net loss	$(229.1)	$(312.7)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	677.2	725.0
Charges related to other operating expenses and other income (expense)	52.8	58.7
Other non-cash and non-operating items, net	(58.0)	(1.2)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	95.6	291.6
Other assets, current and long-term	168.5	80.0
Accounts payable and other liabilities, current and long-term	(114.3)	64.6
Income tax accounts	(198.0)	(271.2)
Net cash provided by operating activities	$394.7	$634.8

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

FDC’s operating cash flow is significantly impacted by its level of debt. Approximately $910 million and $514 million in cash interest was paid during the six months ended June 30, 2012 and 2011, respectively. The increase in cash interest payments from 2011 is primarily due to changes in the timing of coupon payments resulting from the Company’s debt modification activities during the last two years.

Cash flows from operating activities decreased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to the increase in cash interest payments partially offset by increased operating income.

FDC anticipates funding operations throughout the remainder of 2012 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash flows from investing activities.

	Six months ended June 30,
Source/(use) (in millions)	2012	2011
Current period acquisitions	$(1.9)	$(12.6)
Contributions to equity method investments	(7.9)	(0.7)
Payments related to other businesses previously acquired	(3.2)	—
Proceeds from dispositions, net of expenses paid and cash disposed	—	1.7
Proceeds from sale of property and equipment	7.4	2.4
Additions to property and equipment	(91.5)	(111.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(99.2)	(103.7)
Other investing activities	7.2	(1.7)
Net cash used in investing activities	$(189.1)	$(226.4)

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

Cash flows from financing activities.

	Six months ended June 30,
Source/(use) (in millions)	2012	2011
Short-term borrowings, net	$(34.3)	$(110.1)
Debt modification proceeds (payments) and related financing costs, net	7.1	(39.7)
Principal payments on long-term debt	(36.0)	(39.4)
Proceeds from sale-leaseback transactions	13.8	11.7
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(131.5)	(131.2)
Purchase of noncontrolling interest	(25.1)	—
Redemption of Parent’s redeemable common stock	(0.1)	(0.3)
Cash dividends	(4.0)	—
Net cash used in financing activities	$(210.1)	$(309.0)

Short-term borrowings, net. The cash activity related to short-term borrowings in 2012 and 2011 resulted primarily from net paydowns on FDC’s credit lines used principally to prefund settlement activity.

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

As of June 30, 2012, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. Besides the letters of credit discussed below, FDC had no amount outstanding against this facility as of June 30, 2012 and December 31, 2011. Therefore, as of June 30, 2012, $1,464.4 million remained available under this facility, $499.1 million of which is due to expire on September 24, 2013. Excluding the letters of credit, the maximum amount outstanding against this facility during both the three and six months ended June 30, 2012 was approximately $295 million while the average amount outstanding during the three and six months ended June 30, 2012 was approximately $59 million and $37 million, respectively.

Debt modification proceeds (payments) and related financing costs. During 2012, FDC received net cash proceeds of $7 million related to the March 2012 debt modification discussed above, a substantial portion of which were used to pay expenses related to the modification that were included in the Company’s results of operations.  During the first six months of 2011, FDC paid $18.6 million in fees related to the December 2010 debt exchange and $21.1 million in fees related to the April 2011 debt modification and amendments as discussed in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Principal payments on long-term debt. Payments for capital leases totaled $36.0 million and $39.4 million for the six months ended June 30, 2012 and 2011, respectively.

As of August 10, 2012, FDC’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (negative outlook). The Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

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

Purchase of noncontrolling interest. In April 2012, the Company acquired the remaining approximately 30 percent noncontrolling interest in Omnipay, a provider of card and electronic payment processing services to merchant acquiring banks, for approximately 37.1 million euro, of which 19.0 million euro ($25.1 million) was paid in April 2012 with the remainder to be paid in 2013.

Cash dividends. The Company paid cash dividends to its parent company, First Data Holdings Inc., in 2012.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Letters, lines of credit and other.

	Total Available (a)		Total Outstanding
(in millions)	As of June 30, 2012	As of December 31, 2011	As of June 30, 2012	As of December 31, 2011
Letters of credit (b)	$500.0	$500.0	$50.9	$45.0
Lines of credit and other (c)	$269.5	$341.2	$40.3	$76.4

(a)                  Total available without giving effect to amounts outstanding.

(b)                  Up to $500 million of FDC’s senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding during both the three and six months ended June 30, 2012 was approximately $52 million. All letters of credit expire prior to May 30, 2013 with a one-year renewal option. FDC expects to renew most of the letters of credit prior to expiration.

(c)                   As of June 30, 2012, represents $231.4 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. FDC cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, FDC had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, FDC will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant non-cash transactions. During the six months ended June 30, 2011, the principal amount of FDC’s senior unsecured notes due 2015 increased by $35.6 million resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on FDC’s senior unsecured notes due 2015 is required to be paid in cash.

During the six months ended June 30, 2012 and 2011, the Company entered into capital leases, net of trade-ins, totaling approximately $34 million and $85 million, respectively.

As discussed above, the Company acquired the remaining approximately 30 percent noncontrolling interest in Omnipay for approximately 37.1 million euro, of which 19.0 million euro ($25.1 million) was paid in April 2012 with the remainder to be paid in 2013.

Guarantees and covenants. For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and covenants” and “Covenant compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As of June 30, 2012, the Company was in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $12,080.6 million, Consolidated EBITDA of $2,895.3 million and a Ratio of 4.17 to 1.00 compared to the maximum ratio allowed by the covenant of 6.50 to 1.00.

The calculation of Consolidated EBITDA under FDC’s senior secured term loan facility is as follows:

(in millions)	Last twelve months ended June 30, 2012
Net loss attributable to First Data Corporation	$(433.1)
Interest expense, net (1)	1,862.0
Income tax benefit	(216.9)
Depreciation and amortization (2)	1,296.4
EBITDA (16)	2,508.4
Stock based compensation (3)	15.4
Restructuring, net (4)	42.3
Divestitures, net (5)	(58.3)
Derivative financial instruments (gains) and losses (6)	(19.4)
Official check and money order EBITDA (7)	(3.0)
Cost of alliance conversions and other technology initiatives (8)	55.2
KKR related items (9)	23.4
Debt issuance costs (10)	3.7
Projected near-term cost savings and revenue enhancements (11)	158.0
Net income attributable to noncontrolling interests and redeemable noncontrolling interests (12)	180.6
Equity entities taxes, depreciation and amortization (13)	15.4
Non-operating foreign currency (gains) and losses (14)	(39.7)
Other (15)	13.3
Consolidated EBITDA (16)	$2,895.3

(1)                          Includes interest expense and interest income.

(2)                          Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $44.5 million and amortization related to equity method investments, which is netted within the “Equity earnings in affiliates” line of $74.9 million.

(3)                          Stock based compensation recognized as expense.

(4)                          Restructuring charges in connection with management’s alignment of the business with strategic objectives and employee reduction and certain employee relocation efforts in Germany.

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

(14)                   Includes net gains and losses related to the fair value adjustments of FDC’s intercompany loans and its euro-denominated debt.

(15)                  Includes items such as litigation and regulatory settlements, impairments and other as applicable to the period presented.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2012 and 2011, the Company did not engage in any off-balance sheet financing activities other than those discussed in the “Off-Balance Sheet Arrangements” discussion in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Contractual Obligations

During the six months ended June 30, 2012, there were no material changes outside the ordinary course of business in the Company’s contractual obligations and commercial commitments from those reported at December 31, 2011 in the Company’s Annual Report on Form 10-K other than an approximate $78 million reduction in the Company’s liability for unrecognized tax benefits discussed in the “Income Taxes” section above.

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

New Accounting Guidance

In July 2012, the Financial Accounting Standards Board issued guidance related to testing indefinite-lived intangibles for impairment. Under the amended guidance, an entity has the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined that the fair value is more likely than not greater than the carrying amount, then quantitative impairment testing is unnecessary. The amendments will be effective for the Company’s 2013 annual impairment test with early adoption permitted. Management is currently assessing the impact of the revised guidance on its testing for impairment and is considering early adoption for its 2012 annual impairment test.

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

ITEM 4.                         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

ATM Fee Antitrust Litigation

In the ATM Fee Antitrust Litigation action that was previously reported in the Annual Report, on July 12, 2012, the United States Court of Appeals for the Ninth Circuit affirmed the Northern District Court of California’s dismissal of all the claims against the defendants.   On July 26, 2012, the plaintiffs petitioned the Ninth Circuit for rehearing en banc.

ITEM 1A.                RISK FACTORS

The following risk factor has changed materially from the one set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This should be reviewed in conjunction with those described in the Annual Report on Form 10-K and in other reports the Company files with the Securities and Exchange Commission in evaluating the Company’s business.

The Company’s business may be adversely affected by risks associated with foreign operations.

The Company is subject to risks related to the changes in currency rates as a result of its investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. From time to time, the Company utilizes foreign currency forward contracts or other derivative instruments to mitigate the cash flow or market value risks associated with foreign currency denominated transactions. However, these hedge contracts may not eliminate all of the risks related to foreign currency translation. Furthermore, the Company is subject to exchange control regulations that restrict the conversion of its revenue and assets denominated in Argentine pesos into U.S. dollars.  Those regulations may become more restrictive in the future.  Similar regulations also may be adopted in other jurisdictions that restrict or prohibit the conversion of the Company’s other foreign currencies into U.S. dollars. The occurrence of any of these factors could decrease the value of revenues and earnings the Company derives from its international operations and have a material adverse impact on the Company’s business.

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

FIRST DATA CORPORATION
(Registrant)

Date: August 13, 2012	By	/s/ RAY E. WINBORNE
Ray E. Winborne
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2012	By	/s/ BARRY D. COOPER
Barry D. Cooper
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*              These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.