Form 10-Q
period 2012-09-30
FIRST DATA CORP
filed 2012-11-13
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$977.4	$925.9	$2,885.3	$2,698.4
Check services	77.4	83.9	233.8	252.4
Card services (a)	431.0	441.9	1,298.8	1,310.7
Other services	126.3	132.6	369.7	399.2
Product sales and other (a)	217.5	227.7	637.9	642.0
Reimbursable debit network fees, postage and other	844.4	919.8	2,498.0	2,723.1
	2,674.0	2,731.8	7,923.5	8,025.8
Expenses:
Cost of services (exclusive of items shown below)	729.0	745.7	2,137.8	2,181.7
Cost of products sold	80.1	92.4	251.3	275.7
Selling, general and administrative	467.9	407.7	1,373.3	1,258.0
Reimbursable debit network fees, postage and other	844.4	919.8	2,498.0	2,723.1
Depreciation and amortization	293.5	263.7	897.1	935.3
Other operating expenses:
Restructuring, net	7.2	11.8	24.1	42.8
Litigation and regulatory settlements	—	(2.5)	—	(2.5)
Impairments	—	—	5.1	—
	2,422.1	2,438.6	7,186.7	7,414.1
Operating profit	251.9	293.2	736.8	611.7
Interest income	2.1	1.6	6.3	5.4
Interest expense	(488.6)	(466.7)	(1,430.4)	(1,371.3)
Other income (expense)	(52.0)	95.4	(82.8)	67.7
	(538.5)	(369.7)	(1,506.9)	(1,298.2)
Loss before income taxes and equity earnings in affiliates	(286.6)	(76.5)	(770.1)	(686.5)
Income tax benefit	(69.4)	(18.9)	(252.3)	(255.0)
Equity earnings in affiliates	43.0	47.8	114.5	109.0
Net loss	(174.2)	(9.8)	(403.3)	(322.5)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	37.8	44.1	118.6	124.3
Net loss attributable to First Data Corporation	$(212.0)	$(53.9)	$(521.9)	$(446.8)

(a)                   Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $40.7 million and $119.4 million for the three and nine months ended September 30, 2012, respectively, and $37.1 million and $109.3 million for the comparable periods in 2011.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Net loss	$(174.2)	$(9.8)	$(403.3)	$(322.5)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	(0.8)	(3.0)	(0.2)	(2.4)
Unrealized gains on hedging activities	23.8	28.5	72.1	75.3
Foreign currency translation adjustment	96.4	(192.6)	3.7	(29.6)
Pension liability adjustments	(0.3)	0.4	0.7	0.4
Total other comprehensive income (loss), net of tax	119.1	(166.7)	76.3	43.7
Comprehensive loss	(55.1)	(176.5)	(327.0)	(278.8)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	41.3	35.5	119.1	125.3
Comprehensive loss attributable to First Data Corporation	$(96.4)	$(212.0)	$(446.1)	$(404.1)

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)	As of September 30, 2012 (Unaudited)	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$470.2	$485.7
Accounts receivable, net of allowance for doubtful accounts of $31.7 (2012) and $18.1 (2011)	1,759.6	1,848.6
Settlement assets	15,157.5	10,658.3
Other current assets	337.8	322.9
Total current assets	17,725.1	13,315.5
Property and equipment, net of accumulated depreciation of $1,018.4 (2012) and $842.9 (2011)	857.8	935.9
Goodwill	17,206.8	17,204.6
Customer relationships, net of accumulated amortization of $3,670.7 (2012) and $3,212.7 (2011)	3,918.0	4,425.4
Other intangibles, net of accumulated amortization of $1,471.6 (2012) and $1,282.2 (2011)	1,839.0	1,879.2
Investment in affiliates	1,424.5	1,490.6
Long-term settlement assets	53.9	181.0
Other long-term assets	878.4	844.1
Total assets	$43,903.5	$40,276.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$255.4	$205.9
Short-term and current portion of long-term borrowings	131.4	133.4
Settlement obligations	15,210.2	10,837.8
Other current liabilities	1,530.6	1,643.1
Total current liabilities	17,127.6	12,820.2
Long-term borrowings	22,519.1	22,521.7
Long-term deferred tax liabilities	547.5	695.4
Other long-term liabilities	800.9	763.6
Total liabilities	40,995.1	36,800.9
Commitments and contingencies (See Note 7)
Redeemable noncontrolling interest	66.6	67.4
First Data Corporation stockholder’s (deficit) equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2012 and 2011)	—	—
Additional paid-in capital	7,340.8	7,375.2
Paid-in capital	7,340.8	7,375.2
Accumulated loss	(7,207.2)	(6,680.2)
Accumulated other comprehensive loss	(522.6)	(598.4)
Total First Data Corporation stockholder’s (deficit) equity	(389.0)	96.6
Noncontrolling interests	3,230.8	3,311.4
Total equity	2,841.8	3,408.0
Total liabilities and equity	$43,903.5	$40,276.3

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(in millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(403.3)	$(322.5)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,004.1	1,004.3
Charges (gains) related to other operating expenses and other income (expense)	112.1	(24.9)
Other non-cash and non-operating items, net	(37.8)	38.2
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	39.9	230.7
Other assets, current and long-term	220.6	148.8
Accounts payable and other liabilities, current and long-term	(92.7)	(235.4)
Income tax accounts	(304.7)	(300.3)
Net cash provided by operating activities	538.2	538.9

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	(1.9)	(19.2)
Contributions to equity method investments	(7.9)	(0.7)
Payments related to other businesses previously acquired	(3.2)	3.2
Proceeds from dispositions, net of expenses paid and cash disposed	—	1.7
Proceeds from sale of property and equipment	7.8	15.2
Additions to property and equipment	(136.3)	(143.7)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(141.2)	(150.1)
Other investing activities	7.3	(0.7)
Net cash used in investing activities	(275.4)	(294.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(22.0)	(24.7)
Accrued interest funded upon issuance of notes	6.5	—
Debt modification proceeds (payments) and related financing costs, net	10.8	(39.7)
Principal payments on long-term debt	(60.2)	(57.6)
Proceeds from sale-leaseback transactions	13.8	14.2
Contributions from noncontrolling interests	—	0.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(199.0)	(228.0)
Purchase of noncontrolling interest	(25.1)	—
Redemption of Parent’s redeemable common stock	(0.5)	(0.3)
Cash dividends	(5.1)	—
Net cash used in financing activities	(280.8)	(335.3)

Effect of exchange rate changes on cash and cash equivalents	2.5	(16.4)
Change in cash and cash equivalents	(15.5)	(107.1)
Cash and cash equivalents at beginning of period	485.7	509.5
Cash and cash equivalents at end of period	$470.2	$402.4

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

		First Data Corporation Shareholder
Nine months ended September 30, 2012 (in millions)	Total	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2011	$3,408.0	$(6,680.2)	$(598.4)	—	$7,375.2	$3,311.4
Dividends and distributions paid to noncontrolling interests	(171.6)					(171.6)
Net (loss) income (a)	(429.9)	(521.9)				92.0
Other comprehensive income	76.3		75.8			0.5
Stock compensation expense and other	11.7				11.7
Cash dividends paid by First Data Corporation to Parent	(5.1)	(5.1)
Purchase of noncontrolling interest	(47.6)				(46.1)	(1.5)
Balance, September 30, 2012	$2,841.8	$(7,207.2)	$(522.6)	—	$7,340.8	$3,230.8

Nine months ended September 30, 2011 (in millions)
Balance, December 31, 2010	$4,059.9	$(6,163.9)	$(636.9)	—	$7,395.1	$3,465.6
Dividends and distributions paid to noncontrolling interests	(204.3)					(204.3)
Contributions from noncontrolling interests	0.8					0.8
Net (loss) income (a)	(345.2)	(446.8)				101.6
Other comprehensive income	43.7		42.7			1.0
Adjustment to redemption value of redeemable noncontrolling interest	(18.9)				(18.9)
Stock compensation expense and other	14.2				14.2
Balance, September 30, 2011	$3,550.2	$(6,610.7)	$(594.2)	—	$7,390.4	$3,364.7

(a)                   The total net loss presented in the Consolidated Statements of Equity for the nine months ended September 30, 2012 and 2011 is $26.6 million and $22.7 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2012 and the consolidated results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 and the consolidated cash flows and changes in equity for the nine months ended September 30, 2012 and 2011. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Amortization of initial payments for new contracts	$12.0	$11.5	$33.7	$31.2
Amortization related to equity method investments	$21.4	$4.1	$73.3	$37.8

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Interchange fees and assessments	$4,669.4	$4,936.6	$13,588.3	$14,318.6
Debit network fees	$702.0	$775.4	$2,070.9	$2,298.6

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Investment losses	$(8.1)	$—	$(7.8)	$—
Derivative financial instruments (losses) and gains	(43.0)	79.4	(86.8)	74.3
Divestitures, net	—	(0.1)	—	(1.0)
Non-operating foreign currency gains and (losses)	(0.9)	12.9	11.8	(8.8)
Other	—	3.2	—	3.2
Other income (expense)	$(52.0)	$95.4	$(82.8)	$67.7

Supplemental Cash Flow Information

During the three and nine months ended September 30, 2011, the principal amount of FDC’s 10.55% senior unsecured notes due 2015 increased by $37.5 million and $73.1 million, respectively, resulting from the “payment” of accrued interest expense. The terms of FDC’s senior unsecured notes due 2015 require interest to be paid in cash for all periods after October 1, 2011.

During the nine months ended September 30, 2012 and 2011, the Company entered into capital leases, net of trade-ins, totaling approximately $49 million and $99 million, respectively.

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

Note 3: Restructuring

Restructuring Charges and Reversal of Restructuring Accruals

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
(in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Three months ended September 30, 2012
Restructuring charges	10	$(4.4)	$—	$(1.7)	$(1.2)	$(7.3)
Restructuring accrual reversals		—	—	0.1	—	0.1
Total pretax (charge) benefit, net of reversals		$(4.4)	$—	$(1.6)	$(1.2)	$(7.2)

Nine months ended September 30, 2012
Restructuring charges	580	$(7.4)	$—	$(17.8)	$(2.0)	$(27.2)
Restructuring accrual reversals		1.0	—	0.8	1.3	3.1
Total pretax (charge) benefit, net of reversals		$(6.4)	$—	$(17.0)	$(0.7)	$(24.1)

Three months ended September 30, 2011
Restructuring charges	140	$(0.1)	$(4.9)	$(6.8)	$(0.6)	$(12.4)
Restructuring accrual reversals		0.1	—	0.3	0.2	0.6
Total pretax charge, net of reversals		$—	$(4.9)	$(6.5)	$(0.4)	$(11.8)

Nine months ended September 30, 2011
Restructuring charges	660	$(2.8)	$(10.5)	$(29.3)	$(3.4)	$(46.0)
Restructuring accrual reversals		0.9	—	1.2	1.1	3.2
Total pretax charge, net of reversals		$(1.9)	$(10.5)	$(28.1)	$(2.3)	$(42.8)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company recorded restructuring charges during the nine months ended September 30, 2012 primarily related to employee reduction and certain employee relocation efforts in Germany. The Company expects to record a total of approximately $22 million of restructuring charges through the second quarter of 2013 in connection with the restructuring event in Germany. Additional restructuring charges were recorded in 2012 in connection with management’s alignment of the business with strategic objectives as well as refinements of estimates.

The Company recorded restructuring charges during the three and nine months ended September 30, 2011 in connection with management’s alignment of the business with strategic objectives.

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2012:

(in millions)	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2012	$16.7	$0.9
Expense provision	27.2	—
Cash payments and other	(20.7)	(0.7)
Changes in estimates	(3.0)	(0.1)
Remaining accrual as of September 30, 2012	$20.2	$0.1

Note 4: Borrowings

Short-Term Borrowings

As of September 30, 2012 and December 31, 2011, FDC had approximately $268 million and $341 million available, respectively, under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty and the Singapore dollar. The total amounts outstanding against short-term lines of credit and other arrangements were $54.1 million and $76.4 million as of September 30, 2012 and December 31, 2011, respectively. Certain of these arrangements are uncommitted but FDC had $52.0 million and $74.0 million of borrowings outstanding against them as of September 30, 2012 and December 31, 2011, respectively.

Senior Secured Credit Facilities

Senior Secured Revolving Credit Facility. As of September 30, 2012, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit, of which $51.5 million and $45.0 million were issued as of September 30, 2012 and December 31, 2011, respectively. FDC had no borrowings outstanding against this facility as of September 30, 2012 or as of December 31, 2011 other than the letters of credit discussed above. At September 30, 2012, $1,463.8 million remained available under this facility after considering the outstanding letters of credit, $499.1 million of which is due to expire on September 24, 2013.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In connection with the debt modification and amendments and the debt offering discussed above, FDC incurred costs of $31.5 million, $27.0 million of which was recorded as discounts on the debt and are being amortized to interest expense over the remaining terms of the loans.

On August 16, 2012, FDC further amended its credit agreement to, among other things:

(i)  convert approximately $295 million of the existing term loans maturing in 2014 under FDC’s senior secured term credit facilities into a new dollar-denominated term loan tranche and a new euro-denominated term loan tranche, each of which will mature on March 24, 2017; and

(ii) provide for an increase in the interest applicable to these 2017 Term Loans to a rate equal to, at FDC’s option, either (a) LIBOR for deposits in the applicable currency plus 500 basis points or (b) with regard to dollar-denominated borrowings, a base rate plus 400 basis points.

In addition on August 16, 2012, the Company issued senior secured notes as described below.  In accordance with the terms of FDC’s Amended Credit Agreement, FDC used the net proceeds from the issue and sale of approximately $1,266 million to repay a portion of its outstanding senior secured term loans.

FDC incurred costs of $23.2 million related to the August 2012 amendment and debt offering, $17.8 million of which was recorded as discounts on the debt and are being amortized to interest expense or over the remaining terms of the loans.

Additionally, on September 27, 2012, FDC entered into an Incremental Joinder Agreement relating to its credit agreement, pursuant to which FDC incurred $750 million in new term loans maturing on September 24, 2018 (“September 2018 Term Loans”).  The term loans were issued at 98.250% of the par amount for a discount totaling $13.1 million. The interest rate applicable to the September 2018 Term Loans is a rate equal to, at FDC’s option, either (a) LIBOR for deposits in U.S. dollars plus 500 basis points or (b) a base rate plus 400 basis points.

Also on September 27, 2012, FDC issued and sold $850 million aggregate principal amount of additional 6.75% senior secured notes due November 1, 2020 (refer to the “6.75% Senior Secured Notes” section below).

In connection with the September 2012 joinder agreement and debt offering discussed above, FDC used the net cash proceeds to repay approximately $1,573 million of its outstanding dollar-denominated term loan borrowings maturing in 2014 and to pay related fees and expenses. FDC incurred costs of $21.0 million, $16.3 million of which was recorded as discounts on the debt and are being amortized to interest expense over the remaining terms of the loans.

6.75% Senior Secured First Lien Notes

On August 16, 2012, FDC issued and sold $1,300 million aggregate principal amount of 6.750% senior secured notes due 2020. The notes were issued at 99.193% of the par amount for a discount totaling $10.5 million. Interest on the notes will be payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. The proceeds from the issue and sale were used to repay a portion of FDC’s outstanding senior secured term loans as described above.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On September 27, 2012, FDC issued and sold $850 million aggregate principal amount of 6.750% senior secured notes due 2020 pursuant to the indenture governing the 6.750% senior secured notes due 2020 that were issued on August 16, 2012.  The additional notes were treated as a single series with the existing 6.750% notes and will have the same terms as those notes. The notes were issued at 100.750% of the par amount for a premium totaling $6.4 million. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. The proceeds from the issuance were used to repay a portion of FDC’s outstanding senior secured term loans as described above.

7.375% Senior Secured First Lien Notes

On March 23, 2012, FDC issued and sold $845 million aggregate principal amount of additional 7.375% senior secured notes due 2019 in connection with the March 2012 amendment to its Senior Secured Credit Facilities discussed above. The additional notes were issued at 99.5% of the par amount for a discount totaling $4.2 million. The additional notes are treated as a single series with and have the same terms as the previously existing 7.375% notes. The additional notes and the previously existing 7.375% notes vote as one class under the related indenture.

10.55% Senior Unsecured Notes

FDC’s 10.55% senior notes due September 24, 2015 are publicly tradable and require the payment of interest semi-annually on March 31 and September 30. During the three and nine months ended September 30, 2011, the principal amount of FDC’s 10.55% senior unsecured notes increased by $37.5 million and $73.1 million resulting from the “payment” of accrued interest expense.  The terms of FDC’s senior unsecured notes due 2015 require interest to be paid in cash for all periods after October 1, 2011.

Other Debt Financing Costs

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

The following tables present the Company’s operating segment results for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30, 2012
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$807.6	$334.5	$321.9	$19.3	$1,483.3
Product sales and other	102.6	12.6	95.8	9.1	220.1
Equity earnings in affiliates (a)	—	—	9.3	—	9.3
Total segment reporting revenues	$910.2	$347.1	$427.0	$28.4	$1,712.7
Internal revenue	$5.4	$7.8	$2.3	$—	$15.5
External revenue	904.8	339.3	424.7	28.4	1,697.2
Depreciation and amortization	125.5	83.6	69.9	10.4	289.4
Segment EBITDA	409.4	149.5	119.5	(69.9)	608.5
Other operating expenses and other income (expense) excluding divestitures and other items	(21.9)	—	(5.4)	(31.9)	(59.2)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended September 30, 2011
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$740.5	$336.8	$341.2	$24.5	$1,443.0
Product sales and other	107.5	6.9	102.8	11.5	228.7
Equity earnings in affiliates (a)	—	—	9.0	—	9.0
Total segment reporting revenues	$848.0	$343.7	$453.0	$36.0	$1,680.7
Internal revenue	$4.2	$8.3	$2.5	$—	$15.0
External revenue	843.8	335.4	450.5	36.0	1,665.7
Depreciation and amortization	136.2	82.9	9.2	10.7	239.0
Segment EBITDA	354.1	155.9	112.0	(57.5)	564.5
Other operating expenses and other income (expense) excluding divestitures	37.1	(5.0)	9.2	41.6	82.9

	Nine months ended September 30, 2012
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,363.4	$1,011.4	$952.6	$66.3	$4,393.7
Product sales and other	308.0	30.0	276.0	30.8	644.8
Equity earnings in affiliates (a)	—	—	27.9	—	27.9
Total segment reporting revenues	$2,671.4	$1,041.4	$1,256.5	$97.1	$5,066.4
Internal revenue	$14.9	$23.4	$6.8	$—	$45.1
External revenue	2,656.5	1,018.0	1,249.7	97.1	5,021.3
Depreciation and amortization	391.5	255.5	213.2	33.5	893.7
Segment EBITDA	1,176.6	457.2	332.4	(186.0)	1,780.2
Other operating expenses and other income (expense) excluding divestitures	(28.8)	(5.1)	(25.7)	(52.4)	(112.0)

	Nine months ended September 30, 2011
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,145.5	$1,006.0	$1,006.4	$84.7	$4,242.6
Product sales and other	311.0	19.9	287.6	28.2	646.7
Equity earnings in affiliates (a)	—	—	25.8	—	25.8
Total segment reporting revenues	$2,456.5	$1,025.9	$1,319.8	$112.9	$4,915.1
Internal revenue	$13.2	$28.8	$7.1	$—	$49.1
External revenue	2,443.3	997.1	1,312.7	112.9	4,866.0
Depreciation and amortization	430.5	258.6	165.1	32.6	886.8
Segment EBITDA	991.8	435.1	322.8	(156.3)	1,593.4
Other operating expenses and other income (expense) excluding divestitures	15.3	(10.5)	(10.6)	30.9	25.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Segment Revenues:
Total reported segments	$1,684.3	$1,644.7	$4,969.3	$4,802.2
All Other and Corporate	28.4	36.0	97.1	112.9
Adjustment to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(2.3)	(4.7)	(11.9)	(11.5)
Eliminations of intersegment revenues	(15.5)	(15.0)	(45.1)	(49.1)
Adjusted revenue	1,694.9	1,661.0	5,009.4	4,854.5
Adjustment to reconcile to Consolidated revenues:
Adjustments for non-wholly-owned entities (c)	11.8	46.6	48.5	144.7
Official check and money order revenues (b)	2.3	4.7	11.9	11.5
ISO commission expense	120.6	99.7	355.7	292.0
Reimbursable debit network fees, postage and other	844.4	919.8	2,498.0	2,723.1
Consolidated revenues	$2,674.0	$2,731.8	$7,923.5	$8,025.8
Segment EBITDA:
Total reported segments	$678.4	$622.0	$1,966.2	$1,749.7
All Other and Corporate	(69.9)	(57.5)	(186.0)	(156.3)
Adjusted EBITDA	608.5	564.5	1,780.2	1,593.4
Adjustments to reconcile to “Net loss attributable to First Data Corporation”:
Adjustments for non-wholly-owned entities (c)	4.1	25.0	3.8	49.1
Depreciation and amortization	(293.5)	(263.7)	(897.1)	(935.3)
Interest expense	(488.6)	(466.7)	(1,430.4)	(1,371.3)
Interest income	2.1	1.6	6.3	5.4
Other items (d)	(70.8)	84.9	(137.1)	18.0
Income tax benefit	69.4	18.9	252.3	255.0
Stock-based compensation	(3.4)	(4.2)	(10.4)	(12.7)
Official check and money order EBITDA (b)	1.4	2.2	6.2	3.5
Costs of alliance conversions	(22.8)	(7.0)	(56.5)	(20.0)
KKR related items	(8.4)	(9.4)	(25.2)	(28.4)
Debt issuance costs	(10.0)	—	(14.0)	(3.5)
Net loss attributable to First Data Corporation	$(212.0)	$(53.9)	$(521.9)	$(446.8)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment assets are as follows:

(in millions)	As of September 30, 2012	As of December 31, 2011
Assets:
Retail and Alliance Services	$31,956.3	$27,882.2
Financial Services	4,480.0	4,647.8
International	5,194.9	5,332.9
All Other and Corporate	2,272.3	2,413.4
Consolidated	$43,903.5	$40,276.3

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Depreciation and amortization:
Total reported segments	$279.0	$228.3	$860.2	$854.2
All Other and Corporate	10.4	10.7	33.5	32.6
	289.4	239.0	893.7	886.8
Adjustments to reconcile to consolidated depreciation and amortization:
Adjustments for non-wholly-owned entities	25.5	28.8	76.7	86.3
Amortization of initial payments for new contracts	12.0	11.5	33.7	31.2
Total consolidated depreciation and amortization	$326.9	$279.3	$1,004.1	$1,004.3

Note 6: Noncontrolling Interests

The following table presents a summary of the redeemable noncontrolling interest activity:

(in millions)	2012	2011
Balance as of January 1,	$67.4	$28.1
Distributions	(27.4)	(23.8)
Share of income	26.6	22.7
Adjustment to redemption value of redeemable noncontrolling interest	—	18.9
Balance as of September 30,	$66.6	$45.9

The following table presents the effects of changes in FDC’s ownership interest in Omnipay (refer to Note 13) on FDC’s equity (in millions):

Nine months ended September 30, 2012
Net loss attributable to FDC	$(521.9)
Transfers from noncontrolling interest:
Decrease in FDC’s paid-in capital for purchase of noncontrolling interest	(46.1)
Transfers from noncontrolling interest	(46.1)
Change in net loss attributable to FDC and transfers from noncontrolling interest	$(568.0)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Company. The matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition and/or results of operations.

Legal

On July 2, 2004, a class action complaint was filed against the Company, its subsidiary Concord EFS, Inc., and various financial institutions. Plaintiffs claim that the defendants violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgment, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Similar suits were filed and served in July, August and October 2004 (referred to collectively as the “ATM Fee Antitrust Litigation”). The Court granted judgment in favor of the defendants, dismissing the case on September 17, 2010. On October 14, 2010, the plaintiffs appealed the summary judgment. On July 12, 2012, the United States Court of Appeals for the Ninth Circuit affirmed the Court’s dismissal of all the claims against the defendants.  On July 26, 2012 the plaintiffs petitioned the Ninth Circuit for rehearing en banc.

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

Note 8: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Service costs	$0.7	$0.8	$2.1	$2.4
Interest costs	9.3	10.0	27.8	30.0
Expected return on plan assets	(11.1)	(11.6)	(33.4)	(35.0)
Amortization	0.4	0.3	1.3	0.9
Net periodic benefit expense/(income)	$(0.7)	$(0.5)	$(2.2)	$(1.7)

The Company estimates pension plan contributions for 2012 to be approximately $32 million. During the nine months ended September 30, 2012, approximately $20 million was contributed to the United Kingdom plan and approximately $3 million was contributed to the U.S. plan.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Total stock-based compensation expense (pretax)	$3.6	$4.4	$10.9	$13.3

Stock Options

During the nine months ended September 30, 2012 time-based options were granted under the stock plan. The time-based options granted vest equally over a three to five year period.

As of September 30, 2012 there was approximately $101 million of total unrecognized compensation expense related to non-vested stock options. Approximately $6 million will be recognized over a period of approximately two years while approximately $95 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

The fair value of First Data Holdings Inc. (“Holdings”) stock options granted for the nine months ended September 30, 2012 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Nine months ended September 30, 2012
Risk-free interest rate	1.45%
Dividend yield	—
Volatility	51.77%
Expected term (in years)	7
Fair value of stock (a)	$3.00
Fair value of options	$1.60

(a)                   The fair value of the stock increased from $3.00 to $3.50 effective March 31, 2012. This change will impact stock compensation expense for grants issued subsequent to March 31, 2012.

A summary of Holdings stock option activity for the nine months ended September 30, 2012 is as follows:

(options in millions)	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2012	73.0	$3.00
Granted	8.0	$3.00
Exercised	(0.3)	$3.40
Cancelled / Forfeited	(2.6)	$3.00
Outstanding at September 30, 2012	78.1	$3.00
Options exercisable as of September 30, 2012	27.1	$3.00

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during the nine months ended September 30, 2012. As of September  30, 2012 there was approximately $41 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock. Approximately $0.1 million will be recognized over a period of approximately two years with the remainder recognized upon the occurrence of certain liquidity or employment termination events.

A summary of Holdings restricted stock award and restricted stock unit activity for the nine months ended September 30, 2012 is as follows:

(awards/units in millions)	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2012	10.9	$3.14
Granted	4.0	$3.00
Vested	(0.7)	$4.80
Cancelled / Forfeited	(0.5)	$3.19
Non-vested at September 30, 2012	13.7	$3.00

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10: Investment Securities

The majority of the Company’s investment securities are a component of settlement assets and represent the investment of funds received by the Company from prior sales of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities, excluding those classified as cash equivalents, within current settlement assets primarily consisted of municipal obligations as of September 30, 2012 and municipal obligations and corporate bonds as of December 31, 2011.  The Company’s long-term settlement assets were primarily comprised of student loan auction rate securities (“SLARS”) and municipal obligations as of September 30, 2012 and SLARS and U.S. Government guaranteed securities as of December 31, 2011. Realized gains and losses and other-than-temporary impairments (“OTTI”) on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments, primarily cost method investments, which are included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets and are discussed further below. Realized gains and losses on these investments are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2 of these Consolidated Financial Statements.

The principal components of the Company’s investment securities are as follows:

(in millions)	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)/(c)	Fair Value (d)
As of September 30, 2012
Student loan auction rate securities	$37.5	$1.1	$—	$—	$38.6
Corporate bonds	1.3	—	—	—	1.3
State and municipal obligations	111.1	—	—	—	111.1
Preferred Stock	0.1	0.1	—	—	0.2
Total available-for-sale securities	150.0	1.2	—	—	151.2
Cost method investments	14.2	—	—	—	14.2
Totals	$164.2	$1.2	$—	$—	$165.4

As of December 31, 2011
Student loan auction rate securities	$169.3	$1.2	$—	$—	$170.5
Corporate bonds	10.3	—	(0.1)	—	10.2
State and municipal obligations	96.0	—	—	—	96.0
U.S. Government guaranteed securities	10.0	—	—	—	10.0
Preferred Stock	0.1	0.4	—	—	0.5
Total available-for-sale securities	285.7	1.6	(0.1)	—	287.2
Cost method investments	23.7	—	—	—	23.7
Totals	$309.4	$1.6	$(0.1)	$—	$310.9

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents additional information regarding available-for-sale securities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Proceeds from sales (a)	$49.0	$79.2	$156.6	$261.1
Gross realized gains included in earnings as a result of sales (a)	1.1	1.9	4.3	2.9
Gross realized (losses) included in earnings as a result of sales (a)	—	(0.1)	—	(2.8)
Gross realized (losses) included in earnings as a result of impairment	—	(0.1)	—	(0.1)
Net unrealized gains or (losses) included in OCI, net of tax	—	(1.9)	2.6	(2.4)
Net gains reclassified out of OCI into earnings, net of tax	0.8	1.1	2.8	—

(a)          Includes activity resulting from sales, redemptions, liquidations and related matters.

The following table presents maturity information for the Company’s investments in debt securities as of September 30, 2012:

(in millions)	Fair Value
Due within one year	$96.9
Due after one year through five years	15.4
Due after 10 years	38.7
Total debt securities	$151.0

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. During the three months ended September 30, 2012, the Company recognized an impairment of $8.7 million related to a cost method investment due to uncertainty regarding the investee’s viability as a going concern. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of September 30, 2012, it was deemed impracticable to estimate the fair value on $8.8 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments.

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

The Company uses derivative instruments (i) to mitigate cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), (ii) to maintain a desired ratio of fixed rate and floating rate debt, and (iii) to protect the net investment in certain foreign subsidiaries and/or affiliates and intercompany loans with respect to changes in foreign currency exchange rates.

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

Summary of Derivative Instruments

The Company’s derivative instruments portfolio was comprised of the following:

Notional value (in millions)	As of September 30, 2012		As of December 31, 2011
Interest rate contracts	USD	5,750	USD	5,750
Foreign exchange contracts	EUR	91.1	EUR	91.1
Foreign exchange contracts	AUD	115	AUD	115
Forward-starting interest rate contracts	USD	—	USD	3,000

Derivatives Not Qualifying For Hedge Accounting.  During the nine months ended September 30, 2012 and 2011, the Company held certain derivative instruments that functioned as economic hedges but no longer qualified or were not designated to qualify for hedge accounting. Such instruments included cross-currency swaps held in order to mitigate foreign currency exposure on intercompany loans and a portion of the Company’s net investment in its European operations, interest rate swaps held in order to mitigate the exposure to interest rate fluctuations on interest payments related to variable rate debt and, during the nine months ended September 30, 2012, a fixed to floating interest rate swap held to maintain a desired ratio of fixed and variable rate debt.

Interest rate swaps with a combined notional value of $5.0 billion expired in September 2012. During the first quarter of 2012, the Company entered into forward-starting interest rate swaps with a combined notional value of $2.0 billion which, together with the forward-starting interest rate swaps held as of December 31, 2011, became effective upon expiration of the prior instruments. The newly effective interest rate swaps are intended to mitigate exposure to the same fluctuations in interest rates as the prior interest rate swaps and will expire in September 2016. The Company did not designate the new swaps as hedges for accounting purposes.

During the first quarter of 2012, an interest rate swap with a total notional value of $500 million ceased to qualify for hedge accounting treatment and the Company therefore de-designated the cash flow hedge from the beginning of the quarter. For this and for

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

previous cash flow hedge de-designations, the amount carried in OCI as of the date of de-designation is subsequently reclassified into earnings in the same periods during which the forecasted transactions affect earnings. As of September 30, 2012, there are no longer any losses carried in OCI related to interest rate swaps that are expected to be reclassified into the Consolidated Statements of Operations.

During the nine months ended September 30, 2012 and 2011, the Company held cross-currency swaps not qualifying for hedge accounting with a total notional value of 91.1 million euro (approximately $117.5 million at September 30, 2012).

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

Derivatives That Qualify for Hedge Accounting.

Hedge of a net investment in a foreign operation. During the nine months ended September 30, 2012 and 2011, the Company held a cross-currency swap with an aggregate notional value of 115.0 million Australian dollars (approximately $119.5 million at September 30, 2012) that was designated as a hedge of a net investment in a foreign operation.

Cash flow hedges. During the nine months ended September 30, 2012, the Company did not have any interest rate swaps that were designated as cash flow hedges of the variability in the interest payments on its debt. During the nine months ended September 30, 2011, the Company held interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $3.5 billion of the approximate $11.2 billion of variable rate senior secured term loans and the maximum length of time over which the Company had hedged its exposure as of September 30, 2011 was approximately 12 months. Since September 30, 2011, these designated cash flow hedges ceased to be highly effective in offsetting the variability in the interest payments, due in part to their approaching maturity dates, and were de-designated. Until the de-designation date of these cash flow hedges, the Company followed the hypothetical derivative method to measure hedge ineffectiveness which resulted mostly from the hedges being off-market at the time of designation, and any ineffectiveness was recognized immediately in the Consolidated Statements of Operations.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets, derivative gains and losses in the Consolidated Statements of Operations and accumulated derivative gains and losses in OCI, refer to the tables presented below.

Fair Value of Derivative Instruments

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of September 30, 2012
(in millions)	Assets (a)	Liabilities (b)
Derivative designated as hedging instrument
Foreign exchange contract	$—	$(32.4)
Derivatives not designated as hedging instruments
Interest rate contracts	101.2	(139.1)
Foreign exchange contracts	12.2	(0.7)
Total derivatives not designated as hedging instruments	113.4	(139.8)
Total derivatives	$113.4	$(172.2)

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

(b)                  Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Three months ended September 30,
	2012		2011
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	—	$26.4	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(37.9)	—	$(19.0)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	—	$(0.5)	—
Derivative in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	$(3.7)	—	$8.1
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$(41.2)	$(1.8)	$70.5	$9.4

(a)                   Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.

(b)                  Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine months ended September 30,
	2012		2011
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	—	$58.7	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$(114.8)	—	$(57.0)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	—	$(2.2)	—
Derivative in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	—	$(7.1)	—	$(1.7)
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$(88.4)	$1.6	$76.6	$(0.1)

(a)                  Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.

(b)                  Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

Accumulated Derivatives Gains and Losses

The following table summarizes activity in other comprehensive income for the nine months ended September 30, 2012 related to derivative instruments classified as cash flow hedges and a net investment hedge held by the Company:

(in millions, after tax)	Nine months ended September 30, 2012
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(87.6)
Less: Reclassifications into earnings from other comprehensive income (loss)	72.1
(15.5)
Increase in fair value of derivative that qualifies for hedge accounting (a)	(4.4)
Accumulated loss included in other comprehensive income (loss) at end of the period	$(19.9)

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

(Unaudited)

Note 12: Fair Value Measurement

Fair Value of Financial Instruments

Carrying amounts for certain of the Company’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments:

	As of September 30, 2012
(in millions)	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$96.9	$96.9
Long-term investment securities	$53.8	$53.8
Other current assets:
Derivative financial instruments	$19.0	$19.0
Other long-term assets:
Long-term investment securities	$0.5	$0.5
Cost method investments	$14.2	$14.2
Derivative financial instruments	$94.4	$94.4
Other current liabilities:
Derivative financial instruments	$0.2	$0.2
Long-term borrowings:
Long-term borrowings	$22,519.1	$22,726.8
Other long-term liabilities:
Derivative financial instruments	$172.0	$172.0

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

Concentration of Credit Risk

The Company’s investment securities are diversified across multiple issuers within its investment portfolio (investment securities plus cash and cash equivalents). In addition to investment securities, the Company maintains other financial instruments with various financial institutions. The Company’s largest single issuer represents less than 11% of the total carrying value of the investment portfolio and the Company limits its derivative financial instruments credit risk by maintaining contracts with highly rated (in the “A” category or higher) counterparties. The Company periodically reviews the credit standings of these institutions.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy:

	As of September 30, 2012
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$38.6	$38.6
Corporate bonds	—	1.3	—	1.3
State and municipal obligations	—	110.6	—	110.6
Preferred stock	0.2	—	—	0.2
Total settlement assets	0.2	111.9	38.6	150.7

Other current assets:
Interest rate swap contracts	—	6.8	—	6.8
Foreign currency derivative contracts	—	12.2	—	12.2
Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Interest rate swap contracts	—	94.4	—	94.4
Total assets at fair value	$0.2	$225.8	$38.6	$264.6

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$0.2	$—	$0.2
Other long-term liabilities:
Foreign currency derivative contracts	—	33.1	—	33.1
Interest rate swap contracts	—	138.9	—	138.9
Total liabilities at fair value	$—	$172.2	$—	$172.2

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

Settlement assets - student loan auction rate securities. Due to the lack of observable market activity for the SLARS held by the Company as of September 30, 2012, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy. A 50 basis point change in liquidity risk premium, as well as slight changes in other unobservable inputs including default probability and default recovery rate assumptions and the probability of an issuer call prior to maturity would impact the value of the SLARS by approximately $1 million. For additional information regarding sales, settlements and impairments of the SLARS, refer to Note 10 of these Consolidated Financial Statements.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance as of January 1, 2012	$170.5
Total realized gains included in product sales and other	4.3
Total unrealized losses included in other comprehensive income	(0.1)
Sales	(135.6)
Settlements	(0.5)
Transfers in (out) of Level 3	—
Ending balance as of September 30, 2012	$38.6

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the nine months ended September 30, 2012, the Company recorded impairments totaling approximately $18 million on assets with a total carrying value of approximately $38 million due to the sale, expected sale or discontinued use of certain assets. The impairments related to property and equipment, customer relationships, software, and goodwill. In addition, the Company impaired a strategic investment with a total carrying value of $8.7 million as discussed in Note 10.

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

Note 14: Income Taxes

The Company’s effective tax rates on pretax loss from continuing operations were tax benefits of 28.5% and 38.5%, for the three and nine months ended September 30, 2012, respectively, and 66.0% and 44.2%, for the same periods in 2011.  The tax rates for each of the periods were favorably impacted by net income attributable to noncontrolling interests for which there was no tax expense provided and foreign income taxed at lower effective rates, and unfavorably impacted by increases in the Company’s valuation allowance against foreign tax credits.  In addition to the above factors, the three month period ended September 30, 2012 was unfavorably impacted by certain prior period tax adjustments, while the nine month period was favorably impacted by a decrease in the Company’s liability for unrecognized tax benefits, discussed below.  As a result of the Company recording pretax losses in each of the periods, the favorable impacts caused increases to the effective tax rate, while the unfavorable impacts caused decreases to the effective tax rate.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The balance of the Company’s liability for unrecognized tax benefits was approximately $286 million as of September 30, 2012.  During the nine months ended September 30, 2012, the Company’s liability for unrecognized tax benefits was reduced by approximately $51 million upon closure of the 2003 and 2004 federal tax years and the resolution of certain state audit issues.  The liability for interest accrued on the unrecognized tax benefits of $25 million and the contra-liability for the federal benefit on state taxes of $4 million were reduced at the same time. The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $132 million within the next twelve months as the result of the possible closure of its 2005 through 2007 federal tax years the progress of which is described below, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.  The potential decrease relates to various federal, state and foreign tax benefits including research and experimentation credits, transfer pricing adjustments and certain amortization and loss deductions.

In addition to the liability discussed above, the balance of the uncertain income tax liability for which The Western Union Company is required to indemnify the Company was approximately $4 million as of September 30, 2012.  During the nine months ended September 30, 2012, this liability decreased by approximately $6 million upon closure of the 2003 and 2004 federal tax years and the resolution of certain state audit issues.  The Company anticipates that it is reasonably possible that the uncertain income tax liability may decrease by approximately $4 million within the next twelve months as a result of the possible closure of the 2005 and 2006 federal tax years the progress of which is described below.

The Internal Revenue Service (“IRS”) completed its examination of the U.S. federal consolidated income tax returns of the Company for 2005-2007 and issued a 30-Day letter on October 31, 2012.  The 30-Day letter claims that the Company and its subsidiaries, which included Western Union during some of the years at issue, owe additional taxes with respect to a variety of adjustments.  The Company and Western Union agree with several of the adjustments in the 30-day letter, such adjustments representing tax due of approximately $40 million.  This undisputed tax and associated interest due (pretax) of approximately $15 million through September 30, 2012, have been fully reserved.  The undisputed tax for which Western Union would be required to indemnify the Company is greater than the total tax due, such that settlement of the undisputed tax would result in a net refund to the Company.  As to the adjustments that are disputed, such issues represent total taxes allegedly due of approximately $59 million, of which $40 million relates to the Company and $19 million relates to Western Union.  The Company estimates that total interest due (pretax) on the disputed amounts is approximately $15 million through September 30, 2012, of which $8 million relates to the Company and $7 million relates to Western Union.  As to the disputed issues, the Company and Western Union plan to contest the adjustments by appealing the case to the Appeals Office of the IRS.  The Company believes that it has adequately reserved for the disputed issues in its liability for unrecognized tax benefits described above and that final resolution of those issues will not have a material adverse effect on its financial position or results of operations.

Note 15: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 8 of these Consolidated Financial Statements, FDC’s 9.875% senior notes, 12.625% senior notes, 10.55% senior notes and 11.25% senior subordinated notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). None of the other subsidiaries of FDC, either directly or indirectly, guarantee the notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured revolving credit facility, senior secured term loan facility, the 8.875% senior secured notes, the 7.375% senior secured notes, and the 6.75% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The Guarantors further unconditionally guarantee the 8.25% senior second lien notes and 8.75%/10.00% PIK toggle senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The 9.875% senior note, 12.625% senior note, and 10.55% senior note and 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the second quarter of 2011, the Company began allocating certain general and administrative expenses of the parent company to its subsidiaries.  This allocation was inadvertently not reflected in the Company’s previously reported supplemental guarantor condensed consolidating financial statements. The Company does not believe this exclusion was material. In addition, the Company corrected certain other immaterial errors. The adjustments are limited to the guarantor footnote and do not affect any other reported amounts or disclosures in the Company’s consolidated financial statements.  A summary of the corrections is as follows:

Increase (Decrease) from Amounts Previously Reported

	Three months ended September 30, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments
(Loss) income before income taxes and equity earnings in affiliates	$0.8	$0.4	$(2.8)	$1.6
Income tax (benefit) expense	0.8	—	(0.8)	—
Net (loss) income	—	0.4	(2.0)	1.6
Net (loss) income attributable to First Data Corporation	—	0.4	(2.0)	1.6

	Nine months ended September 30, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments
(Loss) income before income taxes and equity earnings in affiliates	$1.6	$1.2	$(6.1)	$3.3
Income tax (benefit) expense	1.6	—	(1.6)	—
Net (loss) income	—	1.2	(4.5)	3.3
Net (loss) income attributable to First Data Corporation	—	1.4	(4.7)	3.3

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2011
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
Selling, general and administrative	$64.7	$62.5	$229.2	$228.6	$113.8	$116.6	$—	$—
Operating (loss) profit	(64.2)	(62.0)	224.5	225.1	132.9	130.1	—	—
Equity earnings from consolidated subsidiaries	163.7	162.3	41.4	41.2	—	—	(205.1)	(203.5)
(Loss) income before income taxes and equity earnings in affiliates	(172.2)	(171.4)	219.7	220.1	81.1	78.3	(205.1)	(203.5)
Income tax (benefit) expense	(118.3)	(117.5)	83.0	83.0	16.4	15.6	—	—
Net (loss) income	(53.9)	(53.9)	185.5	185.9	63.7	61.7	(205.1)	(203.5)
Net (loss) income attributable to First Data Corporation	(53.9)	(53.9)	185.5	185.9	49.1	47.1	(234.6)	(233.0)

	Nine months ended September 30, 2011
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
Selling, general and administrative	$198.9	$194.5	$700.3	$698.6	$358.8	$364.9	$—	$—
Operating (loss) profit	(202.3)	(197.9)	465.5	467.2	348.5	342.4	—	—
Equity earnings from consolidated subsidiaries	442.9	440.1	97.6	97.1	—	—	(540.5)	(537.2)
(Loss) income before income taxes and equity earnings in affiliates	(949.3)	(947.7)	438.2	439.4	365.1	359.0	(540.5)	(537.2)
Income tax (benefit) expense	(502.5)	(500.9)	208.2	208.2	39.3	37.7	—	—
Net (loss) income	(446.8)	(446.8)	339.6	340.8	325.2	320.7	(540.5)	(537.2)
Net (loss) income attributable to First Data Corporation	(446.8)	(446.8)	339.4	340.8	283.5	278.8	(622.9)	(619.6)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2011
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
ASSETS
Investment in consolidated subsidiaries	$25,242.7	$25,150.6	$5,396.2	$5,395.3	$—	$—	$(30,638.9)	$(30,545.9)
Total assets	26,579.8	26,487.7	27,676.1	27,675.2	16,659.3	16,659.3	(30,638.9)	(30,545.9)
LIABILITIES AND EQUITY
Intercompany payable (receivable)	5,707.0	5,614.9	(4,618.7)	(4,544.6)	(1,088.3)	(1,070.3)	—	—
Total liabilities	26,483.2	26,391.1	5,968.5	6,042.7	4,349.2	4,367.1	—	—
First Data Corporation stockholder’s equity	96.6	96.6	21,707.5	21,632.5	5,580.5	5,562.5	(27,288.0)	(27,195.0)
Total equity	96.6	96.6	21,707.6	21,632.5	12,242.7	12,224.8	(30,638.9)	(30,545.9)
Total liabilities and equity	26,579.8	26,487.7	27,676.1	27,675.2	16,659.3	16,659.3	(30,638.9)	(30,545.9)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2011
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions) Source/(use)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(446.8)	$(446.8)	$339.6	$340.8	$325.2	$320.7	$(540.5)	$(537.2)
Other non-cash and non operating items, net	(360.1)	(357.3)	(151.1)	(150.6)	8.9	8.9	540.5	537.2
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(510.6)	(509.0)	282.3	282.3	72.1	70.5	—	—
Net cash (used in) provided by operating activities	(1,360.3)	(1,355.9)	1,094.7	1,096.4	804.5	798.4	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Intercompany	1,135.2	1,130.8	(1,051.3)	(1,053.0)	(83.9)	(77.8)	—	—
Net cash provided by (used in) financing activities	1,128.0	1,123.6	(1,090.8)	(1,090.0)	(654.7)	(648.6)	279.7	279.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the results of operations, comprehensive income, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the three and nine months ended September 30, 2012 and 2011, and as of September 30, 2012 and December 31, 2011 to arrive at the information for FDC on a consolidated basis.

	Three months ended September 30, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,051.2	$608.8	$(47.9)	$1,612.1
Product sales and other	—	144.6	88.2	(15.3)	217.5
Reimbursable debit network fees, postage and other	—	610.7	234.9	(1.2)	844.4
	—	1,806.5	931.9	(64.4)	2,674.0
Expenses:
Cost of services (exclusive of items shown below)	—	496.1	280.8	(47.9)	729.0
Cost of products sold	—	62.2	33.2	(15.3)	80.1
Selling, general and administrative	44.7	293.5	129.7	—	467.9
Reimbursable debit network fees, postage and other	—	610.7	234.9	(1.2)	844.4
Depreciation and amortization	1.9	175.3	116.3	—	293.5
Other operating expenses:
Restructuring, net	—	5.7	1.5	—	7.2
	46.6	1,643.5	796.4	(64.4)	2,422.1
Operating (loss) profit	(46.6)	163.0	135.5	—	251.9
Interest income	—	—	2.1	—	2.1
Interest expense	(483.8)	(2.3)	(2.5)	—	(488.6)
Interest income (expense) from intercompany notes	49.4	(50.7)	1.3	—	—
Other income (expense)	(53.8)	(8.7)	10.5	—	(52.0)
Equity earnings from consolidated subsidiaries	146.4	39.6	—	(186.0)	—
	(341.8)	(22.1)	11.4	(186.0)	(538.5)
(Loss) income before income taxes and equity earnings in affiliates	(388.4)	140.9	146.9	(186.0)	(286.6)
Income tax (benefit) expense	(176.4)	77.9	29.1	—	(69.4)
Equity earnings in affiliates	—	42.7	0.3	—	43.0
Net (loss) income	(212.0)	105.7	118.1	(186.0)	(174.2)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	14.9	22.9	37.8
Net (loss) income attributable to First Data Corporation	$(212.0)	$105.7	$103.2	$(208.9)	$(212.0)
Comprehensive (loss) income	$(96.4)	$127.1	$209.7	$(295.5)	$(55.1)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	18.4	22.9	41.3
Comprehensive (loss) income attributable to First Data Corporation	$(96.4)	$127.1	$191.3	$(318.4)	$(96.4)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine months ended September 30, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$3,112.5	$1,818.3	$(143.2)	$4,787.6
Product sales and other	—	423.9	258.5	(44.5)	637.9
Reimbursable debit network fees, postage and other	—	1,816.2	704.4	(22.6)	2,498.0
	—	5,352.6	2,781.2	(210.3)	7,923.5
Expenses:
Cost of services (exclusive of items shown below)	—	1,361.1	919.9	(143.2)	2,137.8
Cost of products sold	—	192.1	103.7	(44.5)	251.3
Selling, general and administrative	110.0	875.7	387.6	—	1,373.3
Reimbursable debit network fees, postage and other	—	1,816.2	704.4	(22.6)	2,498.0
Depreciation and amortization	6.0	541.4	349.7	—	897.1
Other operating expenses:
Restructuring, net	(0.2)	7.3	17.0	—	24.1
Impairments	—	5.1	—	—	5.1
	115.8	4,798.9	2,482.3	(210.3)	7,186.7
Operating (loss) profit	(115.8)	553.7	298.9	—	736.8
Interest income	0.1	0.3	5.9	—	6.3
Interest expense	(1,416.8)	(5.7)	(7.9)	—	(1,430.4)
Interest income (expense) from intercompany notes	144.3	(148.6)	4.3	—	—
Other income (expense)	(78.7)	(8.5)	4.4	—	(82.8)
Equity earnings from consolidated subsidiaries	435.1	120.8	—	(555.9)	—
	(916.0)	(41.7)	6.7	(555.9)	(1,506.9)
(Loss) income before income taxes and equity earnings in affiliates	(1,031.8)	512.0	305.6	(555.9)	(770.1)
Income tax (benefit) expense	(509.9)	234.5	23.1	—	(252.3)
Equity earnings in affiliates	—	113.3	1.2	—	114.5
Net (loss) income	(521.9)	390.8	283.7	(555.9)	(403.3)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	43.9	74.7	118.6
Net (loss) income attributable to First Data Corporation	$(521.9)	$390.8	$239.8	$(630.6)	$(521.9)
Comprehensive (loss) income	$(446.1)	$406.0	$280.6	$(567.5)	$(327.0)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	44.4	74.7	119.1
Comprehensive (loss) income attributable to First Data Corporation	$(446.1)	$406.0	$236.2	$(642.2)	$(446.1)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended September 30, 2011 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,022.7	$601.2	$(39.6)	$1,584.3
Product sales and other	—	144.0	97.9	(14.2)	227.7
Reimbursable debit network fees, postage and other	—	639.9	299.4	(19.5)	919.8
	—	1,806.6	998.5	(73.3)	2,731.8
Expenses:
Cost of services (exclusive of items shown below)	—	503.0	282.3	(39.6)	745.7
Cost of products sold	—	68.0	38.6	(14.2)	92.4
Selling, general and administrative	62.5	228.6	116.6	—	407.7
Reimbursable debit network fees, postage and other	—	639.9	299.4	(19.5)	919.8
Depreciation and amortization	2.0	135.5	126.2	—	263.7
Other operating expenses:
Restructuring, net	—	6.5	5.3	—	11.8
Litigation and regulatory settlements	(2.5)	—	—	—	(2.5)
	62.0	1,581.5	868.4	(73.3)	2,438.6
Operating (loss) profit	(62.0)	225.1	130.1	—	293.2
Interest income	—	0.2	1.4	—	1.6
Interest expense	(461.9)	(1.9)	(2.9)	—	(466.7)
Interest income (expense) from intercompany notes	41.6	(44.5)	2.9	—	—
Other income (expense)	148.6	—	(53.2)	—	95.4
Equity earnings from consolidated subsidiaries	162.3	41.2	—	(203.5)	—
	(109.4)	(5.0)	(51.8)	(203.5)	(369.7)
(Loss) income before income taxes and equity earnings in affiliates	(171.4)	220.1	78.3	(203.5)	(76.5)
Income tax (benefit) expense	(117.5)	83.0	15.6	—	(18.9)
Equity earnings in affiliates	—	48.8	(1.0)	—	47.8
Net (loss) income	(53.9)	185.9	61.7	(203.5)	(9.8)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	14.6	29.5	44.1
Net (loss) income attributable to First Data Corporation	$(53.9)	$185.9	$47.1	$(233.0)	$(53.9)
Comprehensive (loss) income	$(212.0)	$156.9	$(135.7)	$14.3	$(176.5)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	6.0	29.5	35.5
Comprehensive (loss) income attributable to First Data Corporation	$(212.0)	$156.9	$(141.7)	$(15.2)	$(212.0)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine months ended September 30, 2011 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,989.0	$1,789.8	$(118.1)	$4,660.7
Product sales and other	—	411.5	275.3	(44.8)	642.0
Reimbursable debit network fees, postage and other	—	1,865.5	917.3	(59.7)	2,723.1
	—	5,266.0	2,982.4	(222.6)	8,025.8
Expenses:
Cost of services (exclusive of items shown below)	—	1,455.7	844.1	(118.1)	2,181.7
Cost of products sold	—	203.2	117.3	(44.8)	275.7
Selling, general and administrative	194.5	698.6	364.9	—	1,258.0
Reimbursable debit network fees, postage and other	—	1,865.5	917.3	(59.7)	2,723.1
Depreciation and amortization	6.3	553.8	375.2	—	935.3
Other operating expenses:
Restructuring, net	(0.4)	22.0	21.2	—	42.8
Litigation and regulatory settlements	(2.5)	—	—	—	(2.5)
	197.9	4,798.8	2,640.0	(222.6)	7,414.1
Operating (loss) profit	(197.9)	467.2	342.4	—	611.7
Interest income	0.2	0.6	4.6	—	5.4
Interest expense	(1,356.1)	(5.6)	(9.6)	—	(1,371.3)
Interest income (expense) from intercompany notes	117.3	(129.2)	11.9	—	—
Other income (expense)	48.7	9.3	9.7	—	67.7
Equity earnings from consolidated subsidiaries	440.1	97.1	—	(537.2)	—
	(749.8)	(27.8)	16.6	(537.2)	(1,298.2)
(Loss) income before income taxes and equity earnings in affiliates	(947.7)	439.4	359.0	(537.2)	(686.5)
Income tax (benefit) expense	(500.9)	208.2	37.7	—	(255.0)
Equity earnings in affiliates	—	109.6	(0.6)	—	109.0
Net (loss) income	(446.8)	340.8	320.7	(537.2)	(322.5)
Less: Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	41.9	82.4	124.3
Net (loss) income attributable to First Data Corporation	$(446.8)	$340.8	$278.8	$(619.6)	$(446.8)
Comprehensive (loss) income	$(404.1)	$359.6	$303.6	$(537.9)	$(278.8)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	42.9	82.4	125.3
Comprehensive (loss) income attributable to First Data Corporation	$(404.1)	$359.6	$260.7	$(620.3)	$(404.1)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of September 30, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$130.0	$20.6	$319.6	$—	$470.2
Accounts receivable, net of allowance for doubtful accounts	0.4	973.6	785.6	—	1,759.6
Settlement assets (a)	—	8,565.1	6,592.4	—	15,157.5
Other current assets	77.4	188.4	72.0	—	337.8
Total current assets	207.8	9,747.7	7,769.6	—	17,725.1
Property and equipment, net of accumulated depreciation	30.7	577.1	250.0	—	857.8
Goodwill	—	9,517.0	7,689.8	—	17,206.8
Customer relationships, net of accumulated amortization	—	2,166.9	1,751.1	—	3,918.0
Other intangibles, net of accumulated amortization	605.5	626.4	607.1	—	1,839.0
Investment in affiliates	—	1,386.3	38.2	—	1,424.5
Long-term settlement assets (a)	—	—	53.9	—	53.9
Other long-term assets	442.0	400.8	104.2	(68.6)	878.4
Investment in consolidated subsidiaries	25,845.1	5,373.4	—	(31,218.5)	—
Total assets	$27,131.1	$29,795.6	$18,263.9	$(31,287.1)	$43,903.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7.2	$157.6	$90.6	$—	$255.4
Short-term and current portion of long-term borrowings	14.9	49.2	67.3	—	131.4
Settlement obligations (a)	—	8,565.1	6,645.1	—	15,210.2
Other current liabilities	529.8	609.0	391.8	—	1,530.6
Total current liabilities	551.9	9,380.9	7,194.8	—	17,127.6
Long-term borrowings	22,435.9	60.4	22.8	—	22,519.1
Long-term deferred tax (assets) liabilities	(1,130.2)	1,562.7	115.0	—	547.5
Intercompany payable (receivable)	7,009.6	(5,774.0)	(1,235.6)	—	—
Intercompany notes	(2,002.0)	2,053.9	(51.9)	—	—
Other long-term liabilities	654.9	187.6	27.0	(68.6)	800.9
Total liabilities	27,520.1	7,471.5	6,072.1	(68.6)	40,995.1
Redeemable equity interest	—	—	66.6	(66.6)	—
Redeemable noncontrolling interest	—	—	—	66.6	66.6
First Data Corporation stockholder’s (deficit) equity	(389.0)	22,324.1	5,624.3	(27,948.4)	(389.0)
Noncontrolling interests	—	—	59.2	3,171.6	3,230.8
Equity of consolidated alliance	—	—	6,441.7	(6,441.7)	—
Total equity	(389.0)	22,324.1	12,125.2	(31,218.5)	2,841.8
Total liabilities and equity	$27,131.1	$29,795.6	$18,263.9	$(31,287.1)	$43,903.5

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine months ended September 30, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(521.9)	$390.8	$283.7	$(555.9)	$(403.3)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	6.0	638.4	359.7	—	1,004.1
Charges related to other operating expenses and other income (expense)	78.5	20.9	12.7	—	112.1
Other non-cash and non-operating items, net	(405.3)	(193.9)	5.5	555.9	(37.8)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(519.1)	381.9	0.3	—	(136.9)
Net cash (used in) provided by operating activities	(1,361.8)	1,238.1	661.9	—	538.2
CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	—	(1.9)	—	—	(1.9)
Contributions to equity method investments	—	(7.9)	—	—	(7.9)
Payments related to other businesses previously acquired	—	(3.2)	—	—	(3.2)
Additions to property and equipment	(1.7)	(67.3)	(67.3)	—	(136.3)
Proceeds from sale of property and equipment	—	6.9	0.9	—	7.8
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.7)	(117.1)	(23.4)	—	(141.2)
Distributions and dividends from subsidiaries	87.0	161.6	—	(248.6)	—
Other investing activities	1.9	0.5	4.9	—	7.3
Net cash provided by (used in) investing activities	86.5	(28.4)	(84.9)	(248.6)	(275.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(22.0)	—	(22.0)
Accrued interest funded upon issuance of notes	6.5	—	—	—	6.5
Debt modification proceeds and related financing costs, net	10.8	—	—	—	10.8
Principal payments on long-term debt	(0.2)	(44.9)	(15.1)	—	(60.2)
Proceeds from sale-leaseback transactions	—	13.8	—	—	13.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(45.4)	(153.6)	(199.0)
Purchase of noncontrolling interest	—	—	(25.1)	—	(25.1)
Distributions paid to equity holders	—	—	(313.2)	313.2	—
Redemption of Parent’s redeemable common stock	(0.5)	—	—	—	(0.5)
Cash dividends	(5.1)	—	(89.0)	89.0	(5.1)
Intercompany	1,231.6	(1,191.1)	(40.5)	—	—
Net cash provided by (used in) financing activities	1,243.1	(1,222.2)	(550.3)	248.6	(280.8)
Effect of exchange rate changes on cash and cash equivalents	—	(4.0)	6.5	—	2.5
Change in cash and cash equivalents	(32.2)	(16.5)	33.2	—	(15.5)
Cash and cash equivalents at beginning of period	162.2	37.1	286.4	—	485.7
Cash and cash equivalents at end of period	$130.0	$20.6	$319.6	$—	$470.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine months ended September 30, 2011 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(446.8)	$340.8	$320.7	$(537.2)	$(322.5)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	6.3	611.2	386.8	—	1,004.3
(Gains) charges related to other operating expenses and other income (expense)	(49.1)	12.7	11.5	—	(24.9)
Other non-cash and non-operating items, net	(357.3)	(150.6)	8.9	537.2	38.2
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(509.0)	282.3	70.5	—	(156.2)
Net cash (used in) provided by operating activities	(1,355.9)	1,096.4	798.4	—	538.9
CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	—	(19.1)	(0.1)	—	(19.2)
Contributions to equity method investments	—	(0.7)	—	—	(0.7)
Payments related to other businesses previously acquired	—	—	3.2	—	3.2
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	1.7	—	1.7
Proceeds from sale of property and equipment	—	13.9	1.3	—	15.2
Additions to property and equipment	(4.0)	(70.4)	(69.3)	—	(143.7)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.3)	(118.8)	(31.0)	—	(150.1)
Distributions and dividends from subsidiaries	75.6	204.1	—	(279.7)	—
Other investing activities	1.1	0.4	(2.2)	—	(0.7)
Net cash provided by (used in) investing activities	72.4	9.4	(96.4)	(279.7)	(294.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	33.0	—	(57.7)	—	(24.7)
Debt modification proceeds (payments) and related financing costs, net	(39.7)	—	—	—	(39.7)
Principal payments on long-term debt	(0.2)	(39.5)	(17.9)	—	(57.6)
Proceeds from sale-leaseback transactions	—	2.5	11.7	—	14.2
Contributions from noncontrolling interests	—	—	0.8	—	0.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(32.0)	(196.0)	(228.0)
Distributions paid to equity holders	—	—	(400.1)	400.1	—
Redemption of Parent’s redeemable common stock	(0.3)	—	—	—	(0.3)
Cash dividends	—	—	(75.6)	75.6	—
Intercompany	1,130.8	(1,053.0)	(77.8)	—	—
Net cash provided by (used in) financing activities	1,123.6	(1,090.0)	(648.6)	279.7	(335.3)
Effect of exchange rate changes on cash and cash equivalents	—	(18.1)	1.7	—	(16.4)
Change in cash and cash equivalents	(159.9)	(2.3)	55.1	—	(107.1)
Cash and cash equivalents at beginning of period	164.1	21.1	324.3	—	509.5
Cash and cash equivalents at end of period	$4.2	$18.8	$379.4	$—	$402.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated Results.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	%	2012	2011	%
Revenues:
Transaction and processing service fees	$1,612.1	$1,584.3	2%	$4,787.6	$4,660.7	3%
Product sales and other	217.5	227.7	(4)%	637.9	642.0	(1)%
Reimbursable debit network fees, postage and other	844.4	919.8	(8)%	2,498.0	2,723.1	(8)%
	2,674.0	2,731.8	(2)%	7,923.5	8,025.8	(1)%
Expenses:
Cost of services (exclusive of items shown below)	729.0	745.7	(2)%	2,137.8	2,181.7	(2)%
Cost of products sold	80.1	92.4	(13)%	251.3	275.7	(9)%
Selling, general and administrative	467.9	407.7	15%	1,373.3	1,258.0	9%
Reimbursable debit network fees, postage and other	844.4	919.8	(8)%	2,498.0	2,723.1	(8)%
Depreciation and amortization	293.5	263.7	11%	897.1	935.3	(4)%
Other operating expenses, net (a)	7.2	9.3	*	29.2	40.3	*
	2,422.1	2,438.6	(1)%	7,186.7	7,414.1	(3)%
Operating profit	251.9	293.2	(14)%	736.8	611.7	20%
Interest income	2.1	1.6	31%	6.3	5.4	17%
Interest expense	(488.6)	(466.7)	5%	(1,430.4)	(1,371.3)	4%
Other income (expense) (b)	(52.0)	95.4	*	(82.8)	67.7	*
	(538.5)	(369.7)	46%	(1,506.9)	(1,298.2)	16%

Loss before income taxes and equity earnings in affiliates	(286.6)	(76.5)	275%	(770.1)	(686.5)	12%

Income tax benefit	(69.4)	(18.9)	267%	(252.3)	(255.0)	(1)%
Equity earnings in affiliates	43.0	47.8	(10)%	114.5	109.0	5%
Net loss	(174.2)	(9.8)	1678%	(403.3)	(322.5)	25%
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	37.8	44.1	(14)%	118.6	124.3	(5)%
Net loss attributable to First Data Corporation	$(212.0)	$(53.9)	293%	$(521.9)	$(446.8)	17%

*	Calculation not meaningful
(a)	Other operating expenses, net includes restructuring, net, litigation and regulatory settlements, impairments and other as applicable to the periods presented.
(b)

Other income (expense) includes investment gains and losses, derivative financial instruments gains and losses, divestitures, net, and non-operating foreign currency exchange gains and losses as applicable to the periods presented.

The following provides highlights of revenue and expense growth while a more detailed discussion is included in the “Segment Results” section below.

Operating revenues overview.

Transaction and processing service fees. Revenue increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to new business, growth in merchant transactions and dollar volumes both domestically and internationally and lower debit interchange rates as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  Lower debit interchange rates positively impacted the transaction and processing service fees growth rates by approximately 2 percentage points for both the three and nine-month periods. Partially offsetting these increases were decreases due to lost business, price compression, changes in merchant and pricing mix and foreign currency exchange rate movements.  Foreign currency exchange rate movements negatively impacted the transaction and processing service fees growth rates by approximately 1 percentage point for both the three and nine-month periods.

Product sales and other. Revenue decreased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to decreases in terminal sales domestically and internationally, foreign currency exchange rate movements and a gain on the sale of a merchant portfolio recognized in 2011 partially offset by increases in software licensing and maintenance revenue as well as professional services revenue domestically. Foreign currency exchange rate movements adversely impacted the product sales and other growth rates by approximately 3 percentage points for both the three and nine-month periods.

Reimbursable debit network fees, postage and other. Revenue and expense decreased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to the cap on debit interchange rates imposed by the Dodd-Frank Act in October 2011 partially offset by growth of personal identification number (“PIN”)-debit transaction and dollar volumes. The cap on debit interchange rates imposed by the Dodd-Frank Act impacted the reimbursable debit network fees, postage and other growth rates by approximately 18 and 16  percentage points for the three and nine-month periods, respectively.

Operating expenses overview.

Cost of services. Expenses decreased for the three and nine-month periods ended September 30, 2012 compared to the same periods in 2011 due most significantly to cost efficiencies as a result of the shift in processing from the alliance partner to the Company related to the Banc of America Merchant Services, LLC (“BAMS”) alliance beginning in October 2011 and the impact of foreign currency exchange rate movements.  In addition, expense growth rates in 2012 benefited from the third quarter 2011 correction of cumulative errors in the amortization of initial payments for new contracts related to purchase accounting associated with the Company’s 2007 merger with an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”) which totaled a $10.2 million expense in 2011 in “Cost of services” (a $55.4 million benefit in aggregate in 2011) and occurred over a four year period.  Also benefiting the nine-month period was decreased operations and technology costs as a result of cost cutting initiatives.  Partially offsetting these decreases were increases in outside professional services expenses as well as certain asset impairments.  Foreign currency exchange rate movements benefited the “Cost of services” expense growth rates for the three and nine-month periods by 2 and 1 percentage points, respectively.

Cost of products sold. Expenses decreased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 due most significantly to lower terminal sales, lower cost terminal replacements internationally and foreign currency exchange rate movements.  The nine-month period also benefited from the settlement of a dispute with a vendor internationally. Foreign currency exchange rate movements positively impacted the growth rates for the three and nine months ended September 30, 2012 by approximately 3 and 2 percentage points, respectively.

Selling, general and administrative. Expenses increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 due most significantly to growth in outside commissions, primarily payments made to independent sales organizations (“ISO’s”).  Growth in outside commissions resulted mostly from the Company increasing the number of ISO’s and an increase in ISO transaction volumes which negatively impacted the selling, general and administrative growth rates for both the three and nine months ended September 30, 2012 versus the comparable periods in 2011 by approximately 6 percentage points, respectively.  Additionally, expenses increased due to legal fees related primarily to the debt restructurings that occurred during the third quarter of 2012 as well as increased employee related expenses.  Partially offsetting these increases were decreases in both the three and nine-month periods resulting from the impact of foreign currency exchange rate movements which benefited the growth rates compared to 2011 by 1 percentage point in both periods.

Depreciation and amortization.  Expenses increased for the three months ended September 30, 2012 compared to the same period in 2011 due to the third quarter 2011 correction of cumulative depreciation and amortization errors related to purchase accounting associated with the Company’s 2007 merger with an affiliate of KKR.  The errors and cumulative correction recorded in 2011, which totaled a $54.5 million benefit in “Depreciation and amortization” (a $55.4 million benefit in 2011 in aggregate) and occurred over a four year period, were deemed immaterial to 2011 and prior years.  Partially offsetting this increase were decreases due most significantly to a decrease in the amortization of certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in the prior period and certain other intangible assets that have become fully amortized.

Depreciation and amortization expenses decreased for the nine months ended September 30, 2012 versus the comparable period in 2011 as a result of the accelerated amortization and fully amortized assets noted above having a more significant impact than the aforementioned error corrections for the nine-month period.

Other operating expenses, net. A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
(in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Three months ended September 30, 2012
Restructuring charges	10	$(4.4)	$—	$(1.7)	$(1.2)	$(7.3)
Restructuring accrual reversals		—	—	0.1	—	0.1
Total pretax (charge) benefit, net of reversals		$(4.4)	$—	$(1.6)	$(1.2)	$(7.2)

Nine months ended September 30, 2012
Restructuring charges	580	$(7.4)	$—	$(17.8)	$(2.0)	$(27.2)
Restructuring accrual reversals		1.0	—	0.8	1.3	3.1
Total pretax (charge) benefit, net of reversals		$(6.4)	$—	$(17.0)	$(0.7)	$(24.1)

Three months ended September 30, 2011
Restructuring charges	140	$(0.1)	$(4.9)	$(6.8)	$(0.6)	$(12.4)
Restructuring accrual reversals		0.1	—	0.3	0.2	0.6
Total pretax charge, net of reversals		$—	$(4.9)	$(6.5)	$(0.4)	$(11.8)

Nine months ended September 30, 2011
Restructuring charges	660	$(2.8)	$(10.5)	$(29.3)	$(3.4)	$(46.0)
Restructuring accrual reversals		0.9	—	1.2	1.1	3.2
Total pretax charge, net of reversals		$(1.9)	$(10.5)	$(28.1)	$(2.3)	$(42.8)

The Company recorded restructuring charges during the nine months ended September 30, 2012 primarily related to employee reduction and certain employee relocation efforts in Germany. The Company expects to record a total of approximately $22 million of restructuring charges through the second quarter of 2013 in connection with the restructuring event in Germany. Additional restructuring charges were recorded in 2012 in connection with management’s alignment of the business with strategic objectives as well as refinements of estimates.

The Company estimates cost savings resulting from restructuring activities recorded during the nine months ended September 30, 2012 of approximately $11 million in 2012 and approximately $30 million on an annual basis.

The Company recorded restructuring charges during the three and nine months ended September 30, 2011 in connection with management’s alignment of the business with strategic objectives.

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2012:

(in millions)	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2012	$16.7	$0.9
Expense provision	27.2	—
Cash payments and other	(20.7)	(0.7)
Changes in estimates	(3.0)	(0.1)
Remaining accrual as of September 30, 2012	$20.2	$0.1

Interest expense. Interest expense increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to higher average interest rates resulting primarily from the March 2012 and April 2011 debt modifications and amendments.

The Company utilizes interest rate swaps to hedge its interest payments on a portion of its variable rate debt from fluctuations in interest rates. While these swaps do not qualify for hedge accounting, they continue to be effective economically in eliminating variability in interest rate payments. Additionally, the Company utilizes a fixed to floating interest rate swap, which does not qualify for hedge accounting, to maintain a desired ratio of fixed rate and floating rate debt. The fair value adjustments for interest rate swaps that do not qualify for hedge accounting as well as interest rate swap ineffectiveness are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations and totaled charges of $41.2 million and $88.4 million for the three and nine months ended September 30, 2012 and benefits of $70.0 million and $74.4 million for the three and nine months ended September 30, 2011, respectively.

Other income (expense).

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Investment losses	$(8.1)	$—	$(7.8)	$—
Derivative financial instruments gains and (losses)	(43.0)	79.4	(86.8)	74.3
Divestitures, net	—	(0.1)	—	(1.0)
Non-operating foreign currency gains and (losses)	(0.9)	12.9	11.8	(8.8)
Other	—	3.2	—	3.2
Other income (expense)	$(52.0)	$95.4	$(82.8)	$67.7

Investment losses.  The net investment losses for the three and nine-month period in 2012 relate primarily to the impairment of a strategic investment.

Derivative financial instruments gains and (losses). The net gains and losses for the three and nine months ended September 30, 2012 and 2011 were due most significantly to the fair value adjustments for interest rate swaps and cross currency swaps that are not designated as accounting hedges.

Non-operating foreign currency gains and (losses). The net gains and losses related to currency translations on the Company’s intercompany loans and its euro-denominated debt.

Income taxes. The Company’s effective tax rates on pretax loss from continuing operations were tax benefits of 28.5% and 38.5%, for the three and nine months ended September 30, 2012, respectively, and 66.0% and 44.2%, for the same periods in 2011.  The tax rates for each of the periods were favorably impacted by net income attributable to noncontrolling interests for which there was no tax expense provided and foreign income taxed at lower effective rates, and unfavorably impacted by increases in the Company’s valuation allowance against foreign tax credits.  In addition to the above factors, the three month period ended September 30, 2012 was unfavorably impacted by certain prior period tax adjustments, while the nine month period was favorably impacted by a decrease in the Company’s liability for unrecognized tax benefits, discussed below.  As a result of the Company recording pretax losses in each of the periods, the favorable impacts caused increases to the effective tax rate, while the unfavorable impacts caused decreases to the effective tax rate.

The balance of the Company’s liability for unrecognized tax benefits was approximately $286 million as of September 30, 2012.  During the nine months ended September 30, 2012, the Company’s liability for unrecognized tax benefits was reduced by approximately $51 million upon closure of the 2003 and 2004 federal tax years and the resolution of certain state audit issues.  The liability for interest accrued on the unrecognized tax benefits of $25 million and the contra-liability for the federal benefit on state taxes of $4 million were reduced at the same time. The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $132 million within the next twelve months as the result of the possible closure of its 2005 through 2007 federal tax years the progress of which is described below, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.  The potential decrease relates to various federal, state and foreign tax benefits including research and experimentation credits, transfer pricing adjustments and certain amortization and loss deductions.

In addition to the liability discussed above, the balance of the uncertain income tax liability for which The Western Union Company (“Western Union”) is required to indemnify the Company was approximately $4 million as of September 30, 2012.  During the nine months ended September 30, 2012, this liability decreased by approximately $6 million upon closure of the 2003 and 2004 federal tax years and the resolution of certain state audit issues.  The Company anticipates that it is reasonably possible that the uncertain income tax liability may decrease by approximately $4 million within the next twelve months as a result of the possible closure of the 2005 and 2006 federal tax years the progress of which is described below.

The Internal Revenue Service (“IRS”) completed its examination of the U.S. federal consolidated income tax returns of the Company for 2005-2007 and issued a 30-Day letter on October 31, 2012.  The 30-Day letter claims that the Company and its subsidiaries, which included Western Union during some of the years at issue, owe additional taxes with respect to a variety of adjustments.  The Company and Western Union agree with several of the adjustments in the 30-Day letter, such adjustments representing tax due of approximately $40 million.  This undisputed tax and associated interest due (pretax) of approximately $15 million through September 30, 2012, have been fully reserved.  The undisputed tax for which Western Union would be required to indemnify the Company is greater than the total tax due, such that settlement of the undisputed tax would result in a net refund to the Company.  As to the adjustments that are disputed, such issues represent total taxes allegedly due of approximately $59 million, of which $40 million relates to the Company and $19 million relates to Western Union.  The Company estimates that total interest due (pretax) on the disputed amounts is approximately $15 million through September 30, 2012, of which $8 million relates to the Company and $7 million relates to Western Union.  As to the disputed issues, the Company and Western Union plan to contest the adjustments by appealing the case to the Appeals Office of the IRS.  The Company believes that it has adequately reserved for the disputed issues in its liability for unrecognized tax benefits described above and that final resolution of those issues will not have a material adverse effect on its financial position or results of operations.

Equity earnings in affiliates. Equity earnings in affiliates decreased for the three months ended September 30, 2012 compared to the same period in 2011 due mostly to a benefit recorded in the third quarter of 2011 resulting from the correction of cumulative depreciation and amortization errors related to purchase accounting associated with the Company’s 2007 merger with an affiliate of KKR partially offset by transaction growth, dollar volume growth, pricing increases and the positive impact of lower debit interchange rates as a result of the Dodd-Frank Act.  In addition, equity earnings in affiliates for the three-month period compared to the prior year was also unfavorably impacted by increased amortization associated with a referral payment to one of the Company’s merchant alliance partners in the fourth quarter of 2011.

Equity earnings in affiliates increased for the nine months ended September 30, 2012 versus the same period in 2011 due to the same items impacting the three-month period but the nine-month effect of the benefits described above were only partially offset by the error correction and nine-month impact of increased amortization.

The error corrections recorded in the third quarter of 2011, which totaled a $12.7 million benefit in “Equity earnings in affiliates” (a $55.4 million benefit in aggregate) and occurred over a four year period, adversely impacted the equity earnings in affiliates growth rates for the three and nine month periods compared to the prior year by 27 and 10 percentage points, respectively.  Amortization of the referral payment negatively impacted the equity earnings in affiliates growth rates by approximately 11 and 21 percentage points for the three and nine months ended September 30, 2012, respectively.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests. Most of the net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to increased processing expense in the BAMS alliance resulting from a shift in processing from the alliance partner to FDC partially offset by the impact of lower debit interchange rates as a result of the Dodd-Frank Act, transaction and dollar volume growth and pricing increases.

Segment results. For a detailed discussion of the Company’s principles regarding its segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Retail and Alliance Services segment results.

	Three months ended September 30,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$807.6	$740.5	9%
Product sales and other	102.6	107.5	(5)%
Segment revenue	$910.2	$848.0	7%
Segment EBITDA	$409.4	$354.1	16%
Segment margin	45%	42%	3	pts
Key indicators:
Domestic merchant transactions (a)	9,493.4	9,057.6	5%

	Nine months ended September 30,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$2,363.4	$2,145.5	10%
Product sales and other	308.0	311.0	(1)%
Segment revenue	$2,671.4	$2,456.5	9%
Segment EBITDA	$1,176.6	$991.8	19%
Segment margin	44%	40%	4	pts
Key indicators:
Domestic merchant transactions (a)	27,689.0	26,488.7	5%

(a)          Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions reflect 100% of alliance transactions.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended September 30,		Change
(in millions)	2012	2011	%
Acquiring revenue	$596.3	$555.7	7%
Check processing revenue	75.4	81.8	(8)%
Prepaid revenue	79.1	70.5	12%
Processing fees and other revenue from alliance partners	56.8	32.5	75%
Total transaction and processing service fees revenue	$807.6	$740.5	9%

	Nine months ended September 30,		Change
(in millions)	2012	2011	%
Acquiring revenue	$1,759.1	$1,602.7	10%
Check processing revenue	228.1	246.5	(7)%
Prepaid revenue	213.4	200.1	7%
Processing fees and other revenue from alliance partners	162.8	96.2	69%
Total transaction and processing service fees revenue	$2,363.4	$2,145.5	10%

Acquiring revenue. Acquiring revenue increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 mainly from lower debit interchange rates as a result of the Dodd-Frank Act which benefited growth for acquiring revenue by an estimated $24 million and $75 million or 4 and 5 percentage points, respectively. Acquiring revenue also benefited from increases in merchant transactions and dollar volumes, new sales and pricing increases for regional merchants. These increases were partially offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes, the affect of shifts in pricing mix, merchant attrition and price compression.

Revenue growth outpaced transaction growth for the periods presented driven most significantly by the impact of lower debit interchange rates discussed above partially offset by merchant mix, pricing mix and price compression. Revenue per transaction increased 4% for the third quarter of 2012 compared to the same period in 2011 driven by the items impacting acquiring revenue  discussed above as well as the shift in processing described in the “Processing fees and other revenue from alliance partners” section below.  In addition, there were decreases in transaction growth resulting from deconversions occurring throughout 2011 and the first quarter of 2012 that did not materially impact revenue.  The average ticket size of signature based transactions decreased slightly in the third quarter of 2012 as compared to the same period in 2011.

Check processing revenue. Check processing revenue decreased in the three and nine months ended September 30, 2012 versus the comparable periods in 2011 due most significantly to lower overall check volumes from check writer and merchant attrition and the impact of merchant mix resulting from a shift in regional to national merchants.

Prepaid revenue. Prepaid revenue increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 due most significantly to higher transaction volumes within the open loop payroll distribution program related to existing customers and new business.

Processing fees and other revenue from alliance partners. The increase in processing fees and other revenue from alliance partners in the three and nine months ended September 30, 2012 compared to the same periods in 2011 resulted from increased fees from the BAMS alliance due to a shift of processing from the alliance partner to the Company beginning in October 2011, as well as increased transaction and dollar volumes within the Company’s merchant alliances. The impact of the shift in processing benefited the three and nine-month growth rates by approximately $21 million and $55 million or 63 and 57 percentage points, respectively.

Product sales and other revenue. Product sales and other revenue decreased in the three and nine-month periods ended September 30, 2012 versus the comparable periods in 2011 primarily due to a decline in equipment sales including lower bulk sales and a gain on the sale of a portfolio in the third quarter of 2011 partially offset by growth in leasing revenue resulting from increased lease originations and lease renewals.

Segment EBITDA. The impact of the revenue items noted above primarily contributed to the increase in Retail and Alliance Services segment EBITDA in the three and nine months ended September 30, 2012 compared to the same periods in 2011. The Dodd-Frank Act benefited segment EBITDA growth rates in the three and nine-month periods ended September 30, 2012 compared to the prior year by an estimated $23 million and $70 million or 7 percentage points for both periods. The impact from the shift in processing related to the BAMS alliance positively impacted segment EBITDA growth rates for the three and nine months ended September 30, 2012 compared to the same periods in 2011 by approximately $17 million and $44 million or 5 and 4 percentage points, respectively.

Financial Services segment results.

	Three months ended September 30,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$334.5	$336.8	(1)%
Product sales and other	12.6	6.9	83%
Segment revenue	$347.1	$343.7	1%
Segment EBITDA	$149.5	$155.9	(4)%
Segment margin	43%	45%	(2	)pts
Key indicators:
Domestic debit issuer transactions (a)	2,986.5	3,354.3	(11)%

	Nine months ended September 30,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$1,011.4	$1,006.0	1%
Product sales and other	30.0	19.9	51%
Segment revenue	$1,041.4	$1,025.9	2%
Segment EBITDA	$457.2	$435.1	5%
Segment margin	44%	42%	2	pts
Key indicators:
Domestic debit issuer transactions (a)	9,242.5	9,714.5	(5)%
Domestic active card accounts on file (end of period) (b)	134.5	115.5	16%
Domestic card accounts on file (end of period) (c)	721.8	693.7	4%

(a)	Domestic debit issuer transactions include signature and PIN-debit transactions, STAR and non-STAR branded.
(b)	Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.
(c)	Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month of the period.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended September 30,		Change
(in millions)	2012	2011	%
Credit card, retail card and debit processing	$225.2	$224.7	0%
Output services	57.5	57.1	1%
Other revenue	51.8	55.0	(6)%
Total transaction and processing service fees revenue	$334.5	$336.8	(1)%

	Nine months ended September 30,		Change
(in millions)	2012	2011	%
Credit card, retail card and debit processing	$682.4	$675.6	1%
Output services	169.4	167.7	1%
Other revenue	159.6	162.7	(2)%
Total transaction and processing service fees revenue	$1,011.4	$1,006.0	1%

Credit card, retail card and debit processing revenue. Credit card and retail card processing revenue increased for the three and nine months ended September 30, 2012 versus the comparable periods in 2011 due to net new business and volume growth from existing customers mostly offset by price compression on contract renewals as well as volume based pricing incentives. Growth in domestic active card accounts on file benefited primarily from net new account conversions, mostly retail accounts; the substantial majority of which were converted in March 2012.

Debit processing revenue decreased for the three and nine months ended September 30, 2012 versus the comparable periods in 2011 due primarily to net lost business and price compression on contract renewals as well as other net contractual pricing incentives partially offset by new fees implemented in 2011, primarily regulatory compliance fees and volume growth from existing customers.

Debit issuer transaction growth in the three and nine months ended September 30, 2012 compared to the same periods in 2011 decreased due to lost business, including the loss of a large financial institution that completed its deconversion in the third quarter of 2012.  This decrease was partially offset by net impacts from the implementation of the Dodd-Frank Act discussed below and growth of existing clients due in part to the shift to debit cards from cash and checks.   The deconversion noted above also impacted domestic card accounts on file.

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

Output services revenue. Output services revenue increased for the three and nine months ended September 30, 2012 versus the comparable periods in 2011 due to growth from existing customers and net new business which was mostly offset on a year-to-date basis by volume based pricing incentives.

Other revenue. Other revenue consists mostly of revenue from remittance processing, information services, online banking and bill payment services as well as voice services. Other revenue for the three and nine months ended September 30, 2012 decreased compared to the same periods in 2011 due to decreases in information services and voice services driven by lost or disposed business and decreases in volumes from existing customers partially offset by increases in online banking and bill payment services for the nine-month period driven by new business and growth from existing customers.

Segment EBITDA. Financial Services segment EBITDA decreased for the three months ended September 30, 2012 compared to the same period in 2011 due most significantly to a sales tax recovery recorded in the third quarter of 2011 which adversely impacted the segment EBITDA growth rate for the three-month period by approximately 5 percentage points.  Financial Services segment EBITDA increased for the nine-month period compared to the same period in 2011 due most significantly to the revenue items noted above and decreased operating expenses, primarily technology and operations costs, resulting from reduced headcount and operational efficiencies partially offset by the sales tax recovery described above.

International segment results.

	Three months ended September 30,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$321.9	$341.2	(6)%
Product sales and other	95.8	102.8	(7)%
Equity earnings in affiliates	9.3	9.0	3%
Segment revenue	$427.0	$453.0	(6)%
Segment EBITDA	$119.5	$112.0	7%
Segment margin	28%	25%	3	pts
Key indicators:
International transactions (a)	2,188.2	1,962.5	12%

	Nine months ended September 30,		Change
(in millions)	2012	2011	%
Revenues:
Transaction and processing service fees	$952.6	$1,006.4	(5)%
Product sales and other	276.0	287.6	(4)%
Equity earnings in affiliates	27.9	25.8	8%
Segment revenue	$1,256.5	$1,319.8	(5)%
Segment EBITDA	$332.4	$322.8	3%
Segment margin	26%	24%	2	pts
Key indicators:
International transactions (a)	6,227.1	5,647.5	10%
International card accounts on file (end of period) (b)	72.8	89.1	(18)%

(a)                   International transactions include VISA, MasterCard and other card association merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. International transactions for both the three and nine-month periods ended September 30, 2011 reflect an updated count of international transactions.

(b)                  International card accounts on file include bankcard and retail. International card accounts on file as of September 30, 2011 reflect an updated count of card accounts on file.

Summary. Segment revenue in the three and nine months ended September 30, 2012 versus the comparable periods in 2011 was impacted by foreign currency exchange rate movements as well as the items discussed below. Foreign currency exchange rate movements negatively impacted the total segment revenue growth rates in the three and nine months ended September 30, 2012 by 6 and 5 percentage points, respectively, compared to the same periods in 2011.

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

Transaction and processing service fees revenue decreased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to the impact of foreign currency exchange rate movements.  In addition, declines in the card issuing businesses were partially offset by growth in the merchant acquiring businesses. Revenue in the card issuing businesses declined primarily due to lost business in Germany, Australia, the United Kingdom and China as well as lower revenue in Greece driven by the economic recession and a strategic decision to exit low-margin businesses.  Partially offsetting these decreases were increased transaction volumes in the card issuing business in Argentina and new business in Canada.  Increases in the merchant acquiring businesses resulted from growth in the merchant acquiring alliances and direct sales channels in the United Kingdom and Canada.  Foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rates for the three and nine months ended September 30, 2012 versus the comparable periods in 2011 by 6 and 5 percentage points, respectively.

Transaction and processing service fees revenue is driven by accounts on file and transactions.  The spread between growth in these two indicators and revenue growth was impacted by foreign currency exchange rate movements, the mix of transaction types and price compression.  International card accounts on file as of September 30, 2012 as compared to the same period in 2011 decreased primarily due to lost business in China and the United Kingdom that deconverted in the fourth quarter of 2011.

Product sales and other revenue. Product sales and other revenue decreased for the three and nine months ended September 30, 2012 versus the same periods in 2011 due to declines in terminal sales and lease originations in Germany as well as a decrease resulting from the strategic decision to exit a line of business in Greece. Partially offsetting these decreases were increases due to new sales, price increases and higher terminal installations in Argentina. Foreign currency exchange rate movements negatively impacted the growth rates for product sales and other revenue for the three and nine months ended September 30, 2012 compared to the same periods in 2011 by 7 and 6 percentage points, respectively.

Segment EBITDA. Segment EBITDA increased in the three and nine months ended September 30, 2012 versus the comparable periods in 2011 due to the revenue items noted above.  In addition, International segment EBITDA benefited in 2012 from the third quarter 2011 correction of cumulative errors in the amortization of initial payments for new contracts related to purchase accounting associated with the KKR merger which adversely impacted 2011 results by $11.8 million and benefited the growth rates for the three and nine-month periods in 2012 compared to the prior year by 11 and 4 percentage points, respectively.  Segment EBITDA also benefited from decreased expenses, principally operations and technology costs, driven by cost savings initiatives. The segment EBITDA growth rates for the three and nine months ended September 30, 2012 versus the comparable periods in 2011 benefited from decreased operations and technology costs by 4 percentage points for both periods. The increases in segment EBITDA for the three and nine months ended September 30, 2012 compared to the same periods in the prior year were partially offset by foreign currency exchange rate movements which adversely impacted the segment EBITDA growth rates by 6 and 5 percentage points, respectively.

Capital Resources and Liquidity

FDC’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in the Company’s debt structure as well as the Company’s cash flow activities and the sources and uses of funding during the nine months ended September 30, 2012 and 2011. Refer to Note 4 to the Company’s Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information regarding the Company’s debt structure.

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

In connection with the debt modification and amendments and the debt offering discussed above, FDC incurred costs of $31.5 million, $27.0 million of which was recorded as discounts on the debt and are being amortized to interest expense over the remaining terms of the loans.

On August 16, 2012, FDC further amended its credit agreement to, among other things:

(i) convert approximately $295 million of the existing term loans maturing in 2014 under FDC’s senior secured term credit facilities into a new dollar-denominated term loan tranche and a new euro-denominated term loan tranche, each of which will mature on March 24, 2017; and

(ii) provide for an increase in the interest applicable to these 2017 Term Loans to a rate equal to, at FDC’s option, either (a) LIBOR for deposits in the applicable currency plus 500 basis points or (b) with regard to dollar-denominated borrowings, a base rate plus 400 basis points.

In addition on August 16, 2012, the Company issued senior secured notes as described below.  In accordance with the terms of FDC’s Amended Credit Agreement, FDC used the net proceeds from the issue and sale of approximately $1,266 million to repay a portion of its outstanding senior secured term loans.

FDC incurred costs of $23.2 million related to the August 2012 amendment and debt offering, $17.8 million of which was recorded as discounts on the debt and are being amortized to interest expense or over the remaining terms of the loans.

Additionally, on September 27, 2012, FDC entered into an Incremental Joinder Agreement relating to its credit agreement, pursuant to which FDC incurred $750 million in new term loans maturing on September 24, 2018 (“September 2018 Term Loans”).  The term loans were issued at 98.250% of the par amount for a discount totaling $13.1 million. The interest rate applicable to the September 2018 Term Loans is a rate equal to, at FDC’s option, either (a) LIBOR for deposits in U.S. dollars plus 500 basis points or (b) a base rate plus 400 basis points.

Also on September 27, 2012, FDC issued and sold $850 million aggregate principal amount of additional 6.750% senior secured notes due November 1, 2020 (refer to the “Debt Offering” section below).

In connection with the September 2012 joinder agreement and debt offering discussed above, FDC used the net cash proceeds to repay approximately $1,573 million of its outstanding dollar-denominated term loan borrowings maturing in 2014 and to pay related fees and expenses. FDC incurred costs of $21.0 million, $16.3 million of which was recorded as discounts on the debt and are being amortized to interest expense over the remaining terms of the loans.

Debt Offering.  On August 16, 2012, FDC issued and sold $1,300 million aggregate principal amount of 6.750% senior secured notes due 2020. The notes were issued at 99.193% of the par amount for a discount totaling $10.5 million. Interest on the notes will be payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. The proceeds from the issue and sale were used to repay a portion of FDC’s outstanding senior secured term loans as described above.

On September 27, 2012, FDC issued and sold $850 million aggregate principal amount of 6.750% senior secured notes due 2020 pursuant to the indenture governing the 6.750% senior secured notes due 2020 that were issued on August 16, 2012.  The additional notes were treated as a single series with the existing 6.750% notes and will have the same terms as those notes. The notes were issued at 100.750% of the par amount for a premium totaling $6.4 million. Interest on the notes will be payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. The proceeds from the issuance were used to repay a portion of FDC’s outstanding senior secured term loans as described above.

FDC has taken a number of steps to extend its debt maturities and intends to extend additional maturity dates as opportunities allow.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At September 30, 2012 and December 31, 2011, the Company held $470.2 million and $485.7 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by Integrated Payment Systems Inc. (“IPS”) and the BAMS alliance, that are not available to fund operations outside of those businesses. At September 30, 2012 and December 31, 2011, the cash and cash equivalents held by IPS and the BAMS alliance totaled $102.0 million and $75.2 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at September 30, 2012 and December 31, 2011 totaling $221.4 million and $216.0 million, respectively. As of September 30, 2012, there was approximately $65 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. FDC plans to fund any cash needs throughout the remainder of 2012 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

Cash flows from operating activities.

	Nine months ended September 30,
Source/(use) (in millions)	2012	2011
Net loss	$(403.3)	$(322.5)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,004.1	1,004.3
Charges related to other operating expenses and other income (expense)	112.1	(24.9)
Other non-cash and non-operating items, net	(37.8)	38.2
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	39.9	230.7
Other assets, current and long-term	220.6	148.8
Accounts payable and other liabilities, current and long-term	(92.7)	(235.4)
Income tax accounts	(304.7)	(300.3)
Net cash provided by operating activities	$538.2	$538.9

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

FDC’s operating cash flow is significantly impacted by its level of debt. Approximately $1,410 million and $1,249 million in cash interest was paid during the nine months ended September 30, 2012 and 2011, respectively. The increase in cash interest payments from 2011 is primarily due to changes in the timing of coupon payments resulting from the Company’s debt modification activities during the last two years.

Cash flows from operating activities were relatively flat for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the increase in cash interest payments being offset by increased operating income.

FDC anticipates funding operations throughout the remainder of 2012 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash flows from investing activities.

	Nine months ended September 30,
Source/(use) (in millions)	2012	2011
Current period acquisitions	$(1.9)	$(19.2)
Contributions to equity method investments	(7.9)	(0.7)
Payments related to other businesses previously acquired	(3.2)	3.2
Proceeds from dispositions, net of expenses paid and cash disposed	—	1.7
Proceeds from sale of property and equipment	7.8	15.2
Additions to property and equipment	(136.3)	(143.7)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(141.2)	(150.1)
Other investing activities	7.3	(0.7)
Net cash used in investing activities	$(275.4)	$(294.3)

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

During the nine months ended September 30, 2011, net proceeds were received for the sale of certain assets, including buildings and equipment.

Cash flows from financing activities.

	Nine months ended September 30,
Source/(use) (in millions)	2012	2011
Short-term borrowings, net	$(22.0)	$(24.7)
Accrued interest funded upon issuance of notes	6.5	—
Debt modification proceeds (payments) and related financing costs, net	10.8	(39.7)
Principal payments on long-term debt	(60.2)	(57.6)
Proceeds from sale-leaseback transactions	13.8	14.2
Contributions from noncontrolling interests	—	0.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(199.0)	(228.0)
Purchase of noncontrolling interest	(25.1)	—
Redemption of Parent’s redeemable common stock	(0.5)	(0.3)
Cash dividends	(5.1)	—
Net cash used in financing activities	$(280.8)	$(335.3)

Short-term borrowings, net. The cash activity related to short-term borrowings in 2012 and 2011 resulted primarily from net paydowns on FDC’s credit lines used principally to prefund settlement activity as well as borrowings on FDC’s senior secured revolving credit facility in 2011.

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

As of September 30, 2012, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. Besides the letters of credit discussed below, FDC had no amount outstanding against this facility as of September 30, 2012 and December 31, 2011. Therefore, as of September 30, 2012, $1,463.8 million remained available under this facility, $499.1 million of which is due to expire on September 24, 2013. Excluding the letters of credit, the maximum amount outstanding against this facility during the three and nine months ended September 30, 2012 was approximately $203.8 million and $295.0 million, respectively, while the average amount outstanding during the three and nine months ended September 30, 2012 was approximately $28.2 million and $34.1 million, respectively.

Accrued interest funded upon issuance of notes. During the third quarter of 2012, FDC received $6.5 million of accrued interest on the notes issued in September 2012 discussed above.  The interest will be paid in the fourth quarter of 2012.

Debt modification proceeds (payments) and related financing costs. During 2012, FDC received net cash proceeds of $10.8 million related to the March, August and September 2012 debt modifications and offerings discussed above, a substantial portion of which were used to pay expenses related to the modification and offerings that were included in the Company’s results of operations.

During the first nine months of 2011, FDC paid $18.6 million in fees related to the December 2010 debt exchange and $21.1 million in fees related to the April 2011 debt modification and amendments as discussed in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Principal payments on long-term debt. Payments for capital leases totaled $60.2 million and $57.6 million for the nine months ended September 30, 2012 and 2011, respectively.

As of November 12, 2012, FDC’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (negative outlook). The Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

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

Cash dividends. The Company paid cash dividends to its parent company, First Data Holdings Inc., in 2012.

Letters, lines of credit and other.

	Total Available (a)		Total Outstanding
(in millions)	As of September 30, 2012	As of December 31, 2011	As of September 30, 2012	As of December 31, 2011
Letters of credit (b)	$500.0	$500.0	$51.5	$45.0
Lines of credit and other (c)	$268.4	$341.2	$54.1	$76.4

(a)      Total available without giving effect to amounts outstanding.

(b)      Up to $500 million of FDC’s senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding during the three and nine months ended September 30, 2012 was approximately $51 million and $52 million, respectively. All letters of credit expire prior to September 27, 2013 with a one-year renewal option. FDC expects to renew most of the letters of credit prior to expiration.

(c)      As of September 30, 2012, represents $216.4 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. FDC cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, FDC had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, FDC will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant non-cash transactions. During the three and nine months ended September 30, 2011, the principal amount of FDC’s 10.55% senior unsecured notes due 2015 increased by $37.5 million and $73.1 million, respectively, resulting from the “payment” of accrued interest expense. The terms of FDC’s senior unsecured notes due 2015 require interest to be paid in cash for all periods after October 1, 2011.

During the nine months ended September 30, 2012 and 2011, the Company entered into capital leases, net of trade-ins, totaling approximately $49 million and $99 million, respectively.

As discussed above, the Company acquired the remaining approximately 30 percent noncontrolling interest in Omnipay for approximately 37.1 million euro, of which 19.0 million euro ($25.1 million) was paid in April 2012 with the remainder to be paid in 2013.

Guarantees and covenants. For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and covenants” and “Covenant compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As of September 30, 2012, the Company was in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $12,112.6 million, Consolidated EBITDA of $2,898.7 million and a Ratio of 4.18 to 1.00 compared to the maximum ratio allowed by the covenant of 6.50 to 1.00.  On October 1, 2012, the maximum ratio allowed by the covenant decreased to 6.25 to 1.00.

The calculation of Consolidated EBITDA under FDC’s senior secured term loan facility is as follows:

(in millions)	Last twelve months ended September 30, 2012
Net loss attributable to First Data Corporation	$(591.2)
Interest expense, net (1)	1,883.4
Income tax benefit	(267.4)
Depreciation and amortization (2)	1,344.0
EBITDA (17)	2,368.8
Stock based compensation (3)	14.6
Restructuring, net (4)	40.2
Divestitures, net (5)	(58.4)
Derivative financial instruments (gains) and losses (6)	102.9
Official check and money order EBITDA (7)	(2.2)
Cost of alliance conversions and other technology initiatives (8)	69.1
KKR related items (9)	21.9
Debt issuance costs (10)	13.7
Projected near-term cost savings and revenue enhancements (11)	129.0
Net income attributable to noncontrolling interests and redeemable noncontrolling interests (12)	174.3
Equity entities taxes, depreciation and amortization (13)	15.0
Non-operating foreign currency (gains) and losses (14)	(25.9)
Impairments (15)	22.2
Other (16)	13.5
Consolidated EBITDA (17)	$2,898.7

(1)         Includes interest expense and interest income.

(2)         Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $45.0 million and amortization related to equity method investments, which is netted within the “Equity earnings in affiliates” line of $92.2 million.

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

(15)      Represents impairment of certain equipment, land and a building.

(16)      Includes items such as litigation and regulatory settlements, investment gains and losses and other as applicable to the period presented.

(17)      EBITDA is defined as net income (loss) attributable to First Data Corporation before net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under U.S. generally accepted accounting principles (“GAAP”) and does not purport to be an alternative to net income (loss) attributable to First Data Corporation as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of FDC’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain non-cash items, non-recurring items that FDC does not expect to continue at the same level in the future and certain items management believes will impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis (see Note 11 above). Consolidated EBITDA is further adjusted to add net income attributable to noncontrolling interests and redeemable noncontrolling interests of certain non-wholly-owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing FDC’s senior unsecured debt and/or senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing FDC’s senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2012 and 2011, the Company did not engage in any off-balance sheet financing activities other than those discussed in the “Off-Balance Sheet Arrangements” discussion in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Contractual Obligations

During the nine months ended September 30, 2012, there were no material changes outside the ordinary course of business in the Company’s contractual obligations and commercial commitments from those reported at December 31, 2011 in the Company’s

Annual Report on Form 10-K other than an approximate $78 million reduction in the Company’s liability for unrecognized tax benefits discussed in the “Income Taxes” section above.

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

In August 2012, as discussed above within “Capital Resources and Liquidity”, FDC further amended its credit agreement to, among other things, convert approximately $295 million of the existing term loans maturing in 2014 under FDC’s senior secured term credit facilities into a new dollar-denominated term loan tranche and a new euro-denominated term loan tranche, each of which will mature on March 24, 2017.  Additionally, FDC issued $1.3 billion aggregate principal amount of 6.750% senior secured notes due 2020 and used the net proceeds from the issuance and sale of approximately $1,266 million to repay a portion of its outstanding senior secured term loans maturing in 2014.

In September 2012, as discussed above within “Capital Resources and Liquidity”, FDC entered into an Incremental Joinder Agreement relating to its credit agreement, pursuant to which FDC incurred $750 million in new term loans maturing on September 24, 2018.  Additionally, FDC issued and sold $850 million aggregate principal amount of additional 6.750% senior secured notes due November 1, 2020.  In connection with the joinder agreement and debt offering, FDC used the net cash proceeds to repay approximately $1,573 million of its outstanding dollar-denominated term loan borrowings maturing in 2014 and to pay related fees and expenses.

The combined effect of these events did not materially impact the total amount of the Company’s outstanding obligations but increased future interest payments and extended the maturity of approximately $6.4 billion of obligations from 2014 to 2017 and beyond.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of September 30, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Report”). There were no material developments in the litigation matters previously disclosed in the Report.

ITEM 1A.     RISK FACTORS

There are no material changes to the risk factors as reported in the Company’s Annual Report on form 10-K for the year ended December 31, 2011 and the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2012.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

On November 8, 2012, James Fisher informed the Company that he did not intend to run for re-election as a member of the Board of Directors of the Company.

ITEM 6.        EXHIBITS

Exhibit Number	Description

10.1

September 2012 Joinder Agreement, dated as of September 27, 2012, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit B - Marked Pages of the Conformed Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012, and incorporated herein by reference).

10.2

First Supplemental Indenture, dated as September 27, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 6.750% Senior Secured Notes due 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2012, and incorporated herein by reference).

10.3

2012 August Extension Agreement, dated as of August 16, 2012, among First Data Corporation, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2012, and incorporated herein by reference).

10.4

Indenture, dated as August 16, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 6.750% Senior Secured Notes due 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2012, and incorporated herein by reference).

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

FIRST DATA CORPORATION
(Registrant)

Date: November 13, 2012	By	/s/ RAY E. WINBORNE
Ray E. Winborne
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2012	By	/s/ BARRY D. COOPER
Barry D. Cooper
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

September 2012 Joinder Agreement, dated as of September 27, 2012, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit B - Marked Pages of the Conformed Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012, and incorporated herein by reference).

10.2

First Supplemental Indenture, dated as September 27, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 6.750% Senior Secured Notes due 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2012, and incorporated herein by reference).

10.3

2012 August Extension Agreement, dated as of August 16, 2012, among First Data Corporation, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2012, and incorporated herein by reference).

10.4

Indenture, dated as August 16, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 6.750% Senior Secured Notes due 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2012, and incorporated herein by reference).

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