Form 10-K
period 2012-12-31
FIRST DATA CORP
filed 2013-03-19
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is privately held. There were 1,000 shares of the registrant’s common stock outstanding as of March 1, 2013.

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

Operating locations. The Company has domestic and international operations and regional or country offices where sales, customer service and/or administrative personnel are based. The international operations generate revenues from customers located and operating outside of the U.S. Revenues generated from processing transactions at locations within the U.S. (domestic) and outside of the U.S. (international), regardless of the segments to which the associated revenues applied, were 85% and 15% of FDC’s consolidated revenues for the year ended December 31, 2012, respectively. Long-lived assets attributable to domestic and international operations as percentages of FDC’s total long-lived assets as of December 31, 2012 were 86% and 14%, respectively. No individual foreign country is material to the Company’s total revenues or long-lived assets. Further financial information relating to the Company’s international and domestic revenues and long-lived assets is set forth in Note 15 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Retail and Alliance Services segment revenues from external customers, segment EBITDA and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA, and consolidated assets:

	Year ended December 31,
	2012	2011	2010
Segment revenues from external customers	53%	51%	51%
Segment EBITDA	65%	63%	65%
Assets (at December 31)	68%	69%	66%

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

•                           selling and leasing POS devices; and

•                           debit network fees.

Most of this segment’s revenue is derived from regional and local merchants. The items listed above are included in the Company’s consolidated revenues and, for equity earnings from unconsolidated alliances, the “Equity earnings in affiliates” line item in the Consolidated Statements of Operations. The Retail and Alliance Services segment revenue and EBITDA are presented using proportionate consolidation, accordingly, segment revenue also includes the alliance partner’s share of processing fees charged to consolidated alliances. In addition, segment revenue excludes debit network fees and other reimbursable items.

Retail and Alliance Services provides merchant acquiring and processing services, prepaid services and check verification, guarantee and settlement services to merchants operating in approximately 3.9 million merchant locations across the U.S. and acquired $1.6 trillion of payment transaction dollar volume on behalf of U.S. merchants in 2012. Retail and Alliance Services provides full service merchant processing primarily on Visa and MasterCard transactions and PIN-debit at the point of sale.

Retail and Alliance Services approaches the market through diversified sales channels including equity alliances, revenue sharing alliances and referral arrangements with more than 400 financial institution partners, more than 1,200 non-bank referral partners, and more than 600 independent sales organization partners, as of December 31, 2012. Growth in the Retail and Alliance Services business is derived from entering into new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment and the strength of FDC’s alliances and relationships with banks and other entities. The Company’s alliance structures take on different forms, including consolidated subsidiaries, equity method investments and revenue sharing arrangements. Under the alliance and referral programs, the alliance/referral partners typically act as a merchant referral source. The Company benefits by providing processing services for the alliance/referral partners and their merchant customers. Both the Company and the alliance may provide management, sales, marketing, and other administrative services. The alliance strategy could be affected by consolidation among financial institutions.

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

There are a number of different entities involved in a merchant transaction including the cardholder, card issuer, card association, merchant, merchant acquirer, electronic processor for credit and signature debit transactions, and debit network for personal identification number (“PIN”) debit transactions. The card issuer is the financial institution that issues credit or debit cards, authorizes transactions after determining whether the cardholder has sufficient available credit or funds for the transaction, and provides funds for the transaction. Some of these functions may be performed by an electronic processor (such as the Company’s Financial Services business) on behalf of the issuer. The card associations, Visa or MasterCard, a debit network (such as STAR Network) or another payment network (such as Discover) route transactions between the Company and the card issuer. The merchant is a business from which a product or service is purchased by a cardholder. The acquirer (such as the Company or one of its alliances) contracts with merchants to facilitate their acceptance of cards. A merchant acquirer may do its own processing or, more commonly, may outsource those functions to an electronic processor such as the Retail and Alliance Services segment. The acquirer/processor serves as an intermediary between the merchant and the card issuer by:

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

Check verification, settlement and guarantee services. TeleCheck offers check verification, settlement and guarantee services using the Company’s proprietary database system to assist merchants in deciding whether accepting checks at the point of sale is a reasonable risk, or, further, to guarantee checks presented to merchants if they are approved. These services include risk management services, which utilize software, information and analysis to assist the merchant in the decision process and include identity fraud prevention and reduction. Revenues are earned primarily by charging merchant fees for check verification or guarantee services.

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

Financial Services segment revenues from external customers, segment EBITDA, and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA and consolidated assets:

	Year ended December 31,
	2012	2011	2010
Segment revenues from external customers	20%	20%	21%
Segment EBITDA	25%	26%	27%
Assets (at December 31)	12%	12%	13%

Description of Financial Services segment operations.  Financial Services provides issuer card and network solutions for credit, retail and debit card processing, debit network services (including the STAR network), output services to financial institutions and other organizations offering credit, debit and retail cards to consumers and businesses to manage customer accounts. Financial Services also provides PIN debit network services through the STAR Network which enables PIN-secured debit transaction acceptance at over approximately 2 million ATM and retail terminal locations in the U.S. as of December 31, 2012. Financial Services also offers payment management solutions for recurring bill payment and services to improve customer communications, billing, online banking and consumer bill payment as well as information and check clearing services. A substantial portion of the information services as well as the check clearing services businesses had been divested as of December 31, 2012.  Revenue and profit growth in these businesses is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in debit and credit card usage, growth from existing clients and sales to new clients and the related account conversions.

As of December 31, 2012, the Financial Services segment had more than 4,000 domestic client relationships.  The Company has relationships and many long-term customer contracts with card issuers providing credit and retail card processing, output services for printing and embossing items, debit card processing services and STAR Network services. These contracts generally require a notice period prior to the end of the contract if a client chooses not to renew. Additionally, some contracts may allow for early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are designed primarily to cover balance sheet exposure related to items such as capitalized conversion costs or signing bonuses associated with the contract and, in some cases, may cover a portion of lost future revenue and profit. Although these contracts may be terminated upon certain occurrences, the contracts provide the segment with a steady revenue stream since a vast majority of the contracts are honored through the contracted expiration date.

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

Other services.  Other services consist of the Company’s remittance processing and other services. The remittance processing business processes mail-in payments for third-party organizations. Revenues for remittance processing services are derived primarily on a per transaction basis and consist of fees for processing consumer payments. Other services consist primarily of online banking and bill payment services, voice services as well as information and check clearing services.  A substantial portion of the information services as well as the check clearing services businesses had been divested as of December 31, 2012.

Financial Services segment competition.  The Company’s Financial Services segment competes with several other third-party card processors and debit networks in the U.S., as well as financial institutions with in-house operations to manage card issuance and maintenance. The Company also faces significant competition from regional and national operators of debit networks.

The most significant competitive factors are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, data security, scalability, and flexibility of infrastructure and servicing capability. The Financial Services business is impacted by financial institution consolidation.

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

•                  ATM and POS processing, acquiring and switching services.

International segment revenues from external customers, segment EBITDA and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA and consolidated assets:

	Year ended December 31,
	2012	2011	2010
Segment revenues from external customers	25%	27%	25%
Segment EBITDA	20%	20%	16%
Assets (at December 31)	14%	13%	14%

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

International geographic mix.  The following countries accounted for more than 10% of the segment’s revenues from external customers for the periods presented:

	Year ended December 31,
	2012	2011	2010
United Kingdom	17%	18%	17%
Australia	15%	16%	15%
Germany	12%	13%	13%

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

All Other and Corporate significant customers.  During 2012, the Company had a significant relationship with one client whose revenues represented approximately 50% of All Other and Corporate revenue for the year ended December 31, 2012.

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

Employees and Labor

At December 31, 2012, the Company employed approximately 24,000 employees, approximately 97% of which were full-time employees. The majority of the employees of the Company’s subsidiaries outside of the U.S. are subject to the terms of individual employment agreements. One of the Company’s wholly owned subsidiaries has approximately 1,500 employees in the United Kingdom, a portion of whom are members of the Unite trade union. Employees of the Company’s subsidiaries in Vienna, Austria; Frankfurt, Germany; and Nürnberg, Germany are also represented by local works councils and a portion of the Frankfurt workforce is covered by a union contract. Certain employees of the Company’s Korean subsidiary are represented by a Labor-Management council. Employees in certain other countries are also covered by the terms of industry-specific national collective agreements. None of the Company’s employees are otherwise represented by any labor organization in the U.S. The Company believes that its relations with its employees and the labor organizations identified above are in good standing.

Available Information

FDC’s principal executive offices are located at 5565 Glenridge Connector, N.E., Suite 2000, Atlanta, Georgia 30342, telephone (404) 890-2000. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to shareholders and other interested parties through the “Investor Relations” portion of the Company’s web site at http://investor.firstdata.com as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a web site, www.sec.gov, which contains reports and other information filed electronically with the SEC by the Company. The Company’s Audit Committee Charter, Governance, Compensation and Nominations Committee Charter, Technology and Investment Committee Charter, and Code of Ethics for Senior Financial Officers are available without charge through the “About First Data”, “Investor Relations”, “Corporate Governance” portion of the Company’s investor relations web site, listed above, or by writing to the attention of Investor Relations at the address listed above.

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

Dodd-Frank Act. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in the United States. The Dodd-Frank Act will result in significant structural and other changes to the regulation of the financial services industry. Among other things, Title X of the Dodd-Frank Act establishes a new, independent regulatory agency known as the Consumer Financial Protection Bureau to regulate consumer financial products and services (including many offered by the Company’s customers). Separately, under Section 1075 of the Dodd-Frank Act, debit interchange transaction fees that a card issuer receives and that are established by a payment card network for an electronic debit transaction will now be regulated by the Federal Reserve Board and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. On June 29, 2011, the Federal Reserve Board announced the final rules governing debit card interchange fees, and routing and exclusivity restrictions as well as a proposed rule governing the fraud prevention adjustment in response to Section 1075 of the Dodd-Frank Act. Effective October 1, 2011, debit interchange rates for card issuers operating in the U.S. with assets of $10 billion or more are capped at the sum of $.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $.01 per transaction in debit interchange for fraud prevention costs. In addition, the new regulations ban debit payment card networks from prohibiting an issuer from contracting with any other payment card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction.  Beginning April 1, 2012, all debit card issuers in the U.S. were required to participate in at least two unaffiliated debit payment card networks.  On April 1, 2013, the ban on network exclusivity arrangements becomes effective for prepaid card and healthcare debit card issuers, with some leeway for prepaid cards issued before that date.   Additionally, Section 1075 of the Dodd-Frank Act provides two self-executing statutory provisions that became effective on July 22, 2010. The first provision allows merchants to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (while federal governmental entities and institutions of higher education may set maximum amounts for the acceptance of credit cards). The second provision allows merchants to provide discounts or incentives to entice consumers to pay with an alternative payment method, such as cash, checks or debit cards. Separate from Title X, the Dodd-Frank Act creates a new entity, known as the Financial Stability Oversight Council, and authorizes it to require that a nonbank financial company that is deemed to pose a systemic risk to the U.S. financial system become subject to consolidated, prudential supervision by the Federal Reserve Board.  At this point it is unclear whether the Company would be subject to additional systemic risk related oversight.

The Company experienced some benefit due mostly to lower debit interchange rates.  A discussion of the overall impact on the Company is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

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

The collection business within TRS Recovery Services, Inc. (“TRS”) is subject to the Federal Fair Debt Collection Practices Act and various similar state laws. TRS has licenses in a number of states in order to engage in collection in those states. In the United Kingdom, FDRL has a license under the Consumer Credit Act of 1974 (“CCA”) to enable it to undertake, among other things, credit administration and debt collections activities on behalf of its card issuing customers through calls and correspondence with the cardholders. FDRL is also licensed under the CCA to carry on the activity of a consumer hire business for the purpose of leasing terminals to merchants. The CCA establishes a comprehensive code of regulations for the origination, administration and enforcement of credit and hire agreements.

Significant portions of federal regulatory oversight of both the Fair Credit Reporting Act and the Fair Debt Collection Practices Act have been transferred from the Federal Trade Commission to the Consumer Financial Protection Bureau.  TeleCheck and TRS are subject to regulation, supervision, and examination from the Consumer Financial Protection Bureau.  Further regulations may be imposed in the future as both state governments, the Consumer Financial Protection Bureau and other federal agencies identify and consider supplementary consumer financial protection measures involving, among other things, collection activities, the collection, storage and use of data and databases regarding consumers. In particular, laws regulating activities with respect to current or emerging technology such as the use of automated dialers or pre-recorded messaging or calls to cellular phones could impair the collection by TRS of returned checks, including those purchased under TeleCheck’s guarantee services. Moreover, reducing or eliminating access to and use of information on drivers licenses, requiring blocking of access to credit reports or scores, mandating score or scoring methodology disclosure and proscribing the maintenance or use of consumer databases, including a consumer’s rights to affect the usable content of databases, could reduce the effectiveness of TeleCheck’s risk management tools or otherwise increase its costs of doing business. Such legislation could also affect the business of First Data Solutions, Inc., which provides access to non-FCRA data for identity verification and fraud-prevention purposes, by imposing new regulatory requirements or restricting the availability and completeness of consumer data.

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

In addition, the Housing Assistance Tax Act of 2008 included an amendment to the Internal Revenue Code that requires information returns to be made for each calendar year by merchant acquiring entities and third-party settlement organizations with respect to payments made in settlement of payment card transactions and third-party payment network transactions occurring in that calendar year. This requirement to make information returns applies to returns for calendar years beginning after December 31, 2010. Reportable transactions are also subject to backup withholding requirements. The Company could be liable for penalties if it is not in compliance with these regulations.

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

The first significant amount of the Company’s indebtedness matures in September 2015 and consists of $783.5 million of indebtedness under its senior unsecured notes. Refer to Note 8 to the Company’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding future debt maturities.  The Company’s senior secured revolving credit facility has $499.1 million in commitments that mature in September 2013 and $1,016.2 million in commitments that mature between June 2015 and September 2016, depending upon certain conditions. The Company may not be able to refinance its senior unsecured notes or its other existing indebtedness because of the Company’s high level of debt, debt incurrence restrictions under its debt agreements or because of adverse conditions in credit markets generally.

Despite the Company’s high indebtedness level, the Company and its subsidiaries still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with the Company’s substantial indebtedness.

The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the Company’s senior secured notes, senior second lien notes, senior notes, payment-in-kind (“PIK”) toggle senior second lien notes, and senior subordinated notes; the indenture governing the senior PIK notes of First Data Holdings Inc.; and the Company’s senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to the Company’s and its subsidiaries’ existing debt levels, the related risks that the Company will face would increase.

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

The Company and its customers are subject to laws and regulations that affect the electronic payments industry in the many countries in which the Company’s services are used. In particular, the Company’s customers are subject to numerous laws and regulations applicable to banks, financial institutions and card issuers in the United States and abroad, and, consequently, the Company is at times affected by these federal, state and local laws and regulations. The U.S. Congress and governmental agencies have increased their scrutiny of a number of credit card practices, from which some of the Company’s customers derive significant revenue. Regulation of the payments industry, including regulations applicable to the Company and its customers, has increased significantly in recent years. Failure to comply with laws and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of consent orders or civil and criminal penalties, including fines which could have an adverse effect on the Company’s results of operation and financial condition. The Company is subject to U.S. and international financial services regulations, a myriad of consumer protection laws, economic sanctions, laws and regulations and anti-corruption laws, escheat regulations and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on the Company. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, significantly changes the U.S. financial regulatory system, including creating a new independent agency funded by the Federal Reserve Board to regulate consumer financial products and services (including many offered by the Company’s customers), restricting debit card fees paid by merchants to issuer banks and allowing merchants to offer discounts for different payment methods. On June 29, 2011, the Federal Reserve Board announced the final rules governing debit card interchange fees, and routing and exclusivity restrictions as well as a proposed rule governing the fraud prevention adjustment in response to the Dodd-Frank Act.  Within the Retail and Alliance Services segment the Company experienced some transitory benefit due mostly to lower debit interchange rates, however, the overall impact of the Dodd-Frank Act on the Company is difficult to estimate because it will take some time for the market to react and adjust to the new regulations and additional regulations may be developed by the newly created Bureau of Consumer Financial Protection (“CFPB”), with respect to consumer financial products and services that impact the Company or its customers. Pursuant to final rules published by the CFPB specifying the criteria for agencies with consumer reporting activities that will be subject to direct supervision and regulatory oversight by the CFPB, two of the Company’s subsidiaries, TeleCheck Services Inc. and TRS Recovery Services, Inc., are subject to CFPB oversight. At this point it is unclear as to whether other parts of the Company’s business also will be subject to CFPB oversight in the future or what such oversight may entail. Each of the proposed regulations may adversely affect the Company’s business or operations, directly or indirectly (if, for example, the Company’s customers’ business and operations are adversely affected). In addition, an inadvertent failure by the Company to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage the Company’s reputation or brands. Furthermore, the Company is subject to tax laws in each jurisdiction where it does business. Changes in tax laws or their interpretations could decrease the value of revenues the Company receives, the value of tax loss carryforwards and tax credits recorded on the Company’s balance sheet and the amount of the Company’s cash flow and have a material adverse impact on the Company’s business.

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

As of December 31, 2012, the Company had $8.3 billion aggregate principal amount of variable rate long-term indebtedness, of which interest rate swaps fix the interest rate on $5.0 billion in notional amount prior to the impact of $750 million of fixed to floating interest rate swaps. As a result, using balances as of December 31, 2012, a 10% proportionate increase in short-term interest rates on an annualized basis compared to the interest rates as of December 31, 2012 would result in a $1.1 million increase in interest expense related to the Company’s balance of variable interest rate debt, net of interest rate swaps. Refer to the discussion of the Company’s interest rate swap transactions in Note 6 to the Company’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

The Company is involved in various litigation matters. The Company is also involved in or is the subject of governmental or regulatory agency inquiries or investigations from time to time. If the Company is unsuccessful in its defense in the litigation matters, or any other legal proceeding, it may be forced to pay damages or fines and/or change its business practices, any of which could have a material adverse effect on the Company’s revenue and profitability. For more information about the Company’s legal proceedings, refer to “Item 3: Legal Proceedings” herein.

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

ITEM 1B.                  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                           PROPERTIES

As of December 31, 2012, the Company and its subsidiaries owned or leased approximately 62 domestic properties and approximately 85 international properties. These facilities are used for operational, sales and administrative purposes, and are substantially all currently being utilized.

	Leased Facilities		Owned Facilities
	No.	Sq. Ft.	No.	Sq. Ft.
Facilities in the United States
Retail and Alliance Services	22	881,590	8	935,310
Financial Services	17	575,413	7	1,261,987
All Other and Corporate	4	554,724	4	322,664

International Facilities	75	986,495	10	375,217

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

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s common stock. The Company had one record holder of common stock on March 1, 2013, and no equity securities of the Company are authorized for issuance under any equity compensation plan.

In 2012, the Company paid four dividends totaling $6.7 million.  In 2011, the Company paid one dividend in the amount of $0.2 million.  The senior secured revolving credit facility, senior secured term loan facility, and the indentures for the senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior notes and senior subordinated notes limit the Company’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Capital Resources and Liquidity” and Note 12 to the accompanying financial statements included in Item 8 of this Form 10-K.

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

Amounts below include acquisitions since the date acquired.

	Year ended December 31,
(in millions)	2012	2011	2010	2009	2008
Statement of operations data:
Revenues	$10,680.3	$10,713.6	$10,380.4	$9,313.8	$8,811.3
Operating expenses (a)	9,578.3	9,728.2	9,782.2	8,869.3	8,032.6
Other operating expenses (b)(c)	28.2	43.9	81.5	289.7	3,255.6
Interest expense	(1,897.8)	(1,833.1)	(1,796.6)	(1,796.4)	(1,964.9)
Net loss (c)	(527.3)	(336.1)	(846.9)	(1,014.6)	(3,608.0)
Net loss attributable to First Data Corporation	(700.9)	(516.1)	(1,021.8)	(1,086.4)	(3,764.3)
Depreciation and amortization (d)	1,330.9	1,344.2	1,526.0	1,553.8	1,559.6

Balance sheet data (at year-end):
Total assets	$37,899.0	$40,276.3	$37,544.1	$39,735.4	$38,176.1
Total current and long-term settlement assets	9,228.1	10,839.3	7,059.1	7,351.0	8,662.9
Total liabilities	35,205.2	36,800.9	33,456.1	34,408.4	35,773.8
Settlement obligations	9,226.3	10,837.8	7,058.9	7,394.7	8,680.6
Long-term borrowings	22,528.9	22,521.7	22,438.8	22,304.9	22,075.2
Other long-term liabilities (e)	1,331.4	1,459.0	2,153.3	2,648.3	2,920.6
Redeemable noncontrolling interests	67.4	67.4	28.1	226.9	—
Total equity	2,626.4	3,408.0	4,059.9	5,100.1	2,402.3

(a)                  Operating expenses include Cost of services; Cost of products sold; Selling, general and administrative; Reimbursable debit network fees, postage and other; and Depreciation and amortization.

(b)                  Other operating expenses include Restructuring, net; Impairments; and Litigation and regulatory settlements.

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

(e)                 Other long-term liabilities include Long-term deferred tax liabilities.

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

Regulatory reform. On June 29, 2011, the Federal Reserve Board announced the final rules governing debit card interchange fees and routing and exclusivity restrictions as well as a proposed rule governing the fraud prevention adjustment in response to Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Effective October 1, 2011, debit interchange rates for card issuers with more than $10 billion of assets are capped at $.21 per transaction with an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $.01 per transaction in debit interchange for fraud prevention costs. In addition, the new regulations ban debit payment card networks from prohibiting an issuer from contracting with any other payment card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction. On April 1, 2013, the ban on network exclusivity arrangements becomes effective for non-reloadable prepaid card and healthcare prepaid issuers. Additionally, each debit card issuer must participate in two unaffiliated networks beginning April 1, 2012 and each debit payment card network must comply with applicable exclusivity requirements by October 1, 2011.

The Company’s consolidated and segment results benefited from the impact of the Dodd-Frank Act as discussed in the “Consolidated results” and “Segment results” sections below.  Within the Retail and Alliance Services segment, the Company experienced benefit due mostly to lower debit interchange rates as discussed in the Retail and Alliance Services segment results section below.  Within the Financial Services segment, the implementation of the Dodd-Frank Act resulted in a net increase in debit issuer transactions in 2012 compared to 2011 with minimal impact to revenue as discussed in the Financial Services segment results section below.

Banc of America Merchant Services, LLC (“BAMS”). In 2009, the Company and Bank of America N.A. (“BofA”) formed the BAMS alliance.  When the alliance was formed, the intent was to shift processing for merchants contributed to the alliance by BofA from three existing bank platforms to FDC. After evaluating the conversion strategy, the Company and BofA jointly decided to have FDC operate BofA’s legacy settlement platform and provide the necessary operational support for legacy BofA merchants. The transfer of ownership was effective October 1, 2011.

The shift of processing to FDC as described above increased the Retail and Alliance Services segment revenue and segment EBITDA for 2012 compared to 2011. This benefit did not impact consolidated revenues because the BAMS alliance is consolidated by the Company. Consolidated expenses decreased in 2012 as a result of cost efficiencies resulting from the shift of processing to FDC. Beginning October 1, 2011, costs incurred related to the transfer and operation of the platform were billed to the BAMS alliance resulting in a portion of the costs being attributed to the BofA noncontrolling interest.

Segment Discussion

Retail and Alliance Services segment. The Retail and Alliance Services segment is comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards and checks. The segment’s merchant processing and acquiring services include authorization, transaction capture, settlement, chargeback handling and internet-based transaction processing and are the largest component of the segment’s revenue. A majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network (such as STAR or Interlink), or another payment network (such as Discover or American Express). Many of the segment’s services are offered through alliance arrangements. Financial results of the merchant alliance strategy appear both in the “Transaction and processing service fees revenue” and “Equity earnings in affiliates” line items of the Consolidated Statements of Operations. The Company evaluates the Retail and Alliance Services segment based on the Company’s proportionate share of the results of these alliances. Refer to “Segment Results” below for a more detailed discussion.

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

Financial Services segment. The Financial Services segment provides issuer card and network solutions and payment management solutions for recurring bill payments. Financial Services also offers services to improve customer communications, billing, online banking and consumer bill payment. Issuer card and network solutions includes credit, retail and debit card processing, debit network services (including the STAR Network), and output services for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. Output services include statement and letter printing, embossing and mailing services. The segment also provides remittance processing services, information services and other payment services such as remote deposit, clearing services and processing for payments which occur in such forms as checks, ACH, wire transfer and stored-value cards. A substantial portion of the information services as well as the check clearing services businesses had been divested as of December 31, 2012.  The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting and network switching.

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

Debit processing revenue is derived mostly from the processing of transactions where the Company could receive multiple fees for a transaction, depending on the role of the Company. The Company continues to see a shift to the use of debit cards from checks and cash, a decrease that negatively affects the Company’s remittance processing business.

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

International segment. The International segment businesses provide the following services outside of the U.S.: credit, retail, debit and prepaid card processing: merchant acquiring and processing; ATM and point-of-sale (“POS”) processing, driving, acquiring and switching services; and card processing software. The primary service offerings of the International segment are substantially the same as those provided in the Retail and Alliance Services and Financial Services segments. The largest components of the segment’s revenue are fees for facilitating the merchant’s ability to accept credit, retail and debit cards by authorizing, capturing, and settling merchants’ credit, retail, debit, stored-value and loyalty card transactions as well as for transaction authorization and posting, network switching and account management.

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

Transaction and processing service fees. Transaction and processing service fee revenue is comprised of fees related to merchant acquiring; check processing; credit, retail and debit card processing; output and remittance processing; and payment management services. Revenues are based on a per transaction fee, a percentage of dollar volume processed, accounts on file or some combination thereof. These revenues represent approximately 60% of FDC’s 2012 revenue and are most reflective of the Company’s core business performance. “Merchant related services” revenue is comprised primarily of fees charged to merchants and processing fees charged to alliances accounted for under the equity method.  For segment reporting purposes, the proportionate consolidation presentation results in revenue including the alliance partners’ share of processing fees charged to both consolidated and unconsolidated alliances. Merchant discount revenue from credit card and signature debit card transactions acquired from merchants is recorded net of interchange and assessments charged by the credit card associations. “Check services” revenues include check verification, settlement and guarantee fees which are charged on a per transaction basis or as a percentage of the face value of the check. “Card services” revenue related to credit and retail card processing is comprised primarily of fees charged to the client based on cardholder accounts on file, both active and inactive. “Card services” revenue for output services consists of fees for printing statements and letters and embossing plastics. Debit processing and network service fees included in “Card services” revenues are typically based on transaction volumes processed. “Other services” revenue includes all other types of transactional revenue not specifically related to the classifications noted above.

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

Reimbursable debit network fees, postage and other. Debit network fees from personal identification number (“PIN”)-debit card transactions acquired from merchants are recorded gross with the associated network fee recorded in the corresponding expense caption, principally within the Retail and Alliance Services segment. In addition, the reimbursable component and the offsetting expense caption include postage, telecommunications and similar costs that are passed through to customers principally within the Financial Services segment. Reimbursable debit network fees, postage and other revenue and the corresponding expense are not included in segment results.

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

Results of Operations

The following discussion for both consolidated results and segment results are for the year ended December 31, 2012 compared to the year ended December 31, 2011 as well as for the year ended December 31, 2011 compared to the year ended December 31, 2010. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

Consolidated results.

	Year ended December 31,			Percent Change
(in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenues:
Transaction and processing service fees	$6,452.1	$6,330.0	$6,181.5	2%	2%
Product sales and other	866.7	852.1	809.3	2%	5%
Reimbursable debit network fees, postage and other	3,361.5	3,531.5	3,389.6	(5)%	4%
	10,680.3	10,713.6	10,380.4	0%	3%
Expenses:
Cost of services (exclusive of items shown below)	2,863.5	2,888.4	3,023.3	(1)%	(4)%
Cost of products sold	336.3	369.6	375.2	(9)%	(1)%
Selling, general and administrative	1,825.4	1,693.7	1,579.7	8%	7%
Reimbursable debit network fees, postage and other	3,361.5	3,531.5	3,389.6	(5)%	4%
Depreciation and amortization	1,191.6	1,245.0	1,414.4	(4)%	(12)%
Other operating expenses, net (a)	28.2	43.9	81.5	*	*
	9,606.5	9,772.1	9,863.7	(2)%	(1)%
Operating profit	1,073.8	941.5	516.7	14%	82%
Interest income	8.8	7.9	7.8	11%	1%
Interest expense	(1,897.8)	(1,833.1)	(1,796.6)	4%	2%
Other income (expense) (b)	(94.3)	124.1	(15.9)	*	*
	(1,983.3)	(1,701.1)	(1,804.7)	17%	(6)%
Loss before income taxes and equity earnings in affiliates	(909.5)	(759.6)	(1,288.0)	20%	(41)%

Income tax benefit	(224.0)	(270.1)	(323.8)	(17)%	(17)%
Equity earnings in affiliates	158.2	153.4	117.3	3%	31%
Net loss	(527.3)	(336.1)	(846.9)	57%	(60)%
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	173.6	180.0	174.9	(4)%	3%
Net loss attributable to First Data Corporation	$(700.9)	$(516.1)	$(1,021.8)	36%	(49)%

*                     Calculation not meaningful.

(a)                  Other operating expenses, net includes restructuring, net, impairments and litigation and regulatory settlements as applicable to the periods presented.

(b)                  Other income (expense) includes investment gains and losses, derivative financial instruments gains and losses, divestitures, net, non-operating foreign currency exchange gains and losses and other as applicable to the periods presented.

The following provides highlights of revenue and expense growth on a consolidated basis while a more detailed discussion is included in the “Segment Results” section below.

Operating revenues overview.

Transaction and processing service fees. Revenue increased in 2012 compared to 2011 due to new business, growth in merchant transactions and dollar volumes both domestically and internationally and lower debit interchange rates as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Lower debit interchange rates positively impacted the transaction and processing service fees growth rate by approximately 1 percentage point. Partially offsetting these increases were decreases due to lost business, price compression, changes in merchant and pricing mix and foreign currency exchange rate movements. Foreign currency exchange rate movements negatively impacted the transaction and processing service fees growth rate in 2012 compared to 2011 by approximately 1 percentage point.

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

Product sales and other. Revenue increased in 2012 compared to 2011 due to increases in software licensing and maintenance revenue, primarily internationally, as well as professional services revenue.  These increases were partially offset by decreases in terminal sales both domestically and internationally and foreign currency exchange rate movements. Foreign currency exchange rate movements adversely impacted the product sales and other growth rate in 2012 compared to 2011 by approximately 2 percentage points.

Revenue increased in 2011 compared to 2010 mainly resulting from an increase in equipment sales internationally due in part to new regulations and new business, increases in the leasing business domestically and internationally resulting from new lease originations as well as fees associated with lease renewals and an increase in investment income due to a lesser impairment of Student Loan Auction Rate Securities (“SLARS”) recognized in 2011 compared to 2010 as discussed below. In addition, foreign currency exchange rate movements positively impacted the product sales and other growth rate in 2011 compared to 2010 by approximately 1 percentage point. Partially offsetting these increases were decreased contract termination fees mostly related to Financial Services and a decrease in professional services revenue due to the completion of prior year projects in Financial Services and All Other and Corporate

Reimbursable debit network fees, postage and other. Revenue and expense decreased in 2012 compared to 2011 due to the cap on debit interchange rates imposed by the Dodd-Frank Act in October 2011 partially offset by growth of PIN debit transaction and dollar volumes. The cap on debit interchange rates imposed by the Dodd-Frank Act impacted the reimbursable debit network fees, postage and other growth rate in 2012 compared to 2011 by approximately 13 percentage points.

Revenue and expense increased in 2011 compared to 2010 due to growth of PIN-debit transaction volumes as well as an increase in debit network fees resulting from rate increases imposed by the debit networks. Partially offsetting these increases was a decrease due to the cap on debit interchange rates imposed by the Dodd-Frank Act described above which impacted the reimbursable debit network fees, postage and other growth rate by approximately 5%.

Operating expenses overview.

Cost of services. Expenses decreased slightly in 2012 compared to 2011 due most significantly to cost efficiencies as a result of the shift in processing from the alliance partner to the Company related to the Banc of America Merchant Services, LLC (“BAMS”) alliance beginning in October 2011 and the impact of foreign currency exchange rate movements. In addition, the expense growth rate in 2012 benefited from the 2011 error correction described below. Partially offsetting these decreases were increases in outside professional services expenses. Foreign currency exchange rate movements benefited the “Cost of services” expense growth rate in 2012 compared to 2011 by 1 percentage point.

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

Cost of products sold. Expenses decreased in 2012 compared to 2011 driven by the International segment due most significantly to lower terminal sales, lower cost terminal replacements, the write-off of capitalized commissions in 2011 relating to the international leasing business and foreign currency exchange rate movements. Foreign currency exchange rate movements positively impacted the growth rate in 2012 compared to 2011 by approximately 2 percentage points.  The impact of the write-off benefited the growth rate by approximately 2 percentage points.

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

Selling, general and administrative. Expenses increased in 2012 compared to 2011 due most significantly to growth in outside commissions, primarily payments made to independent sales organizations (“ISO’s”). Growth in outside commissions resulted mostly from the Company increasing the number of ISO’s and an increase in ISO transaction volumes which negatively impacted the selling, general and administrative growth rate for 2012 versus 2011 by approximately 4 percentage points. Additionally, expenses increased due to legal fees related primarily to the debt restructurings that occurred during the third quarter of 2012 as well as increased employee related expenses. Partially offsetting these increases was a decrease resulting from the impact of foreign currency exchange rate movements which benefited the growth rate in 2012 compared to 2011 by 1 percentage point.

Expenses increased in 2011 compared to 2010 due to growth in payments made to ISO’s as a result of the Company increasing its number of ISO partners as well as an increase in ISO transaction volumes, higher incentive compensation expense and net increases in various expense items that were not individually significant.  The payments to ISO’s impacted the selling, general and administrative growth rate by approximately 5 percentage points. Foreign currency exchange rate movements also contributed to the increase in expenses by approximately 1 percentage point.

Depreciation and amortization. Expenses decreased in 2012 compared to 2011 due to decreases in amortization of certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in the prior periods, certain other intangible assets that have been fully amortized and decreases resulting from foreign currency exchange rate movements.  These decreases were partially offset by an increase driven by the benefit recorded in 2011 related to the correction of errors described below.  The error corrections adversely impacted the depreciation and amortization growth rate in 2012 versus 2011 by 5 percentage points.

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

Other operating expenses, net.

2012 Activities

	Pretax Benefit (Charge)
Year ended December 31, 2012 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	$(7.5)	$—	$(18.5)	$(2.2)	$(28.2)
Restructuring accrual reversals	1.0	—	2.8	1.3	5.1
Impairments	—	(5.1)	—	—	(5.1)
Total pretax charge, net of reversals	$(6.5)	$(5.1)	$(15.7)	$(0.9)	$(28.2)

The Company recorded restructuring charges during 2012 primarily related to employee reduction and certain employee relocation efforts in Germany. The Company expects to record approximately $2 million of additional restructuring charges in 2013 in connection with the restructuring event in Germany. Additional restructuring charges were recorded in 2012 in connection with management’s alignment of the business with strategic objectives as well as refinements of estimates.  Approximately 650 employees were impacted by the 2012 restructurings.  The Company expects to record additional restructuring charges in 2013 associated with similar events and the departure of executive officers.

The Company estimates cost savings resulting from restructuring activities recorded during 2012 of approximately $11 million in 2012 and approximately $31 million on an annual basis.

During 2012, within Financial Services, the Company recorded approximately $5.1 million in impairment charges related to an adjustment to fair value of an investment.

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2011 and 2012 (in millions):

	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2011	$38.7	$0.2
Expense provision	45.0	6.3
Cash payments and other	(62.2)	(5.5)
Changes in estimates	(4.8)	(0.1)
	16.7	0.9
Remaining accrual as of December 31, 2011
Expense provision	28.2	—
Cash payments and other	(26.8)	(0.8)
Changes in estimates	(5.0)	(0.1)
Remaining accrual as of December 31, 2012	$13.1	$—

2011 Activities

	Pretax Benefit (Charge)
Year ended December 31, 2011 (in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	$(2.8)	$(10.5)	$(34.2)	$(3.8)	$(51.3)
Restructuring accrual reversals	1.1	—	2.5	1.3	4.9
Litigation and regulatory settlements	—	—	—	2.5	2.5
Total pretax charge, net of reversals	$(1.7)	$(10.5)	$(31.7)	$—	$(43.9)

The 2011 restructurings resulted from the elimination of management and other positions, approximately 750 employees, as part of the Company aligning the business with strategic objectives. Partially offsetting the charges were reversals of excess 2009 and 2010 restructuring accruals as well as reversals resulting from the refinement of 2011 estimates.

2010 Activities

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

Interest expense. Interest expense increased in 2012 compared to 2011 due to higher average interest rates resulting primarily from the March 2012, August 2012 and April 2011 debt modifications and amendments partially offset by a decrease due to the expiration of certain interest rate swaps which were replaced by swaps with lower fixed interest rates.

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

The Company utilizes interest rate swaps to hedge its interest payments on a portion of its variable rate debt from fluctuations in interest rates. While these swaps do not qualify for hedge accounting, they continue to be effective economically in eliminating variability in interest rate payments. Additionally, the Company utilizes a fixed to floating interest rate swap, which does not qualify for hedge accounting, to maintain a desired ratio of fixed rate and floating rate debt. The fair value adjustments for interest rate swaps that do not qualify for hedge accounting as well as interest rate swap ineffectiveness are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations and totaled charges of $89.9 million, benefits of $55.7 million and charges of $67.9 million for the years ended December 31, 2012, 2011 and 2010, respectively

Other income (expense).

	Year ended December 31,
(in millions)	2012	2011	2010
Investment gains (losses)	$(7.7)	$—	$2.5
Derivative financial instruments gains (losses)	(91.4)	58.2	(58.3)
Divestitures, net	—	57.4	18.7
Non-operating foreign currency gains	4.8	5.3	21.2
Other	—	3.2	—
Other income (expense)	$(94.3)	$124.1	$(15.9)

Investment losses. The net investment losses in 2012 relate primarily to the impairment of a strategic investment.

Derivative financial instruments gains and (losses). The net gains and losses for the periods presented were due most significantly to the fair value adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges. The loss in 2012 compared to the gain in 2011 was primarily driven by fair value adjustments related to new interest rate swaps entered into during 2012 and 2011.  The gain in 2011 compared to the loss in 2010 was mostly driven by a new interest rate swap entered into in conjunction with the April 2011 debt modifications and amendments as well as the expiration of interest rate swaps noted above in the “Interest expense” discussion.

Divestitures, net.  The gain recognized in 2011 resulted most significantly from the contribution of the Company’s transportation business to an alliance in exchange for a 30% interest in that alliance. The 2010 gain related most significantly to a contingent payment received in connection with the Company’s November 2009 sale of a merchant acquiring business in Canada.

Non-operating foreign currency gains and (losses). Amounts represent net gains and losses related to currency translations on the Company’s intercompany loans and its euro-denominated debt.

Income taxes.  The Company’s effective tax rates on pretax loss from continuing operations were tax benefits of 29.8% in 2012, 44.6% in 2011, and 27.7% in 2010.  The calculation of the effective tax rate includes most of the equity earnings in affiliates in pretax income because this item relates principally to entities that are considered pass-through entities for income tax purposes.

The effective tax rate benefit in 2012 was less than the statutory rate primarily due to an increase in the Company’s valuation allowance against foreign tax credits, foreign and state net operating losses and capital losses.  The negative adjustment was partially offset by net income attributable to noncontrolling interests from pass through entities for which there was no tax expense provided, lower tax earnings and profits than book income for foreign entities, a decrease in the Company’s liability for unrecognized tax benefits, discussed below, and state tax benefits. The 2012 effective income tax rate was negatively impacted by approximately 9 percentage points due to the current year cumulative correction of immaterial prior year errors.

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

The effective tax rate benefit in 2010 was less than the statutory rate primarily due to an increase in the Company’s valuation allowance against foreign tax credits.  This negative adjustment was partially offset by state tax benefits, net income attributable to noncontrolling interests for which there was no tax expense provided and a decrease in the Company’s liability for unrecognized tax benefits.

As a result of the Company recording pretax losses in each of the periods, the favorable impacts caused increases to the effective tax rate, while the unfavorable impacts caused decreases to the effective tax rate.

Subsequent to the merger and as part of the First Data Holdings, Inc. (“Holdings”) consolidated federal group and consolidated, combined or unitary state groups for income tax purposes, the Company has been and continues to be in a tax net operating loss position. The Company currently anticipates being able to utilize in the future most of its existing federal net operating loss carryforwards due to the existence of significant deferred tax liabilities established in connection with purchase accounting for the merger and the Company’s consideration of a tax planning strategy related to its investments in affiliates.  Implementation of this tax planning strategy would result in the immediate reversal of temporary differences associated with the excess of book basis over tax basis in the investments. Accordingly, the Company has not established valuation allowances against these loss carryforwards.  The Company, however, may not be able to realize a benefit related to losses in most states and certain foreign countries, requiring the establishment of valuation allowances.  The Company currently anticipates that it will be required to establish a valuation allowance against its federal net operating loss carryforwards in 2013.

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

During the year ended December 31, 2012, the Company’s liability for unrecognized tax benefits was reduced by $52 million upon closure of the 2003 and 2004 federal tax years and the resolution of certain state audit issues.  As of December 31, 2012, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $126 million within the next twelve months as the result of the possible closure of its 2005 through 2007 federal tax years, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.  The potential decrease relates to various federal, state and foreign tax benefits including research and experimentation credits, transfer pricing adjustments and certain amortization and loss deductions.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  As of December 31, 2012, the Company was no longer subject to income tax examination by the U.S. federal jurisdiction for years before 2005.  State and local examinations are substantially complete through 2002.  Foreign jurisdictions generally remain subject to examination by their respective authorities from 2005 forward, none of which are considered major jurisdictions.

Under the Tax Allocation Agreement executed at the time of the spin-off of The Western Union Company (“Western Union”) on September 29, 2006, Western Union is responsible for and must indemnify the Company against all taxes, interest and penalties that relate to Western Union for periods prior to the spin-off date. If Western Union were to agree to or be finally determined to owe any amounts for such periods but were to default in its indemnification obligation under the Tax Allocation Agreement, the Company as parent of the tax group during such periods generally would be required to pay the amounts to the relevant tax authority, resulting in a potentially material adverse effect on the Company’s financial position and results of operations. As of December 31, 2012, the

Company had approximately $110 million of income taxes payable, including approximately $4 million of uncertain income tax liabilities, recorded related to Western Union for periods prior to the spin-off date. The Company has recorded a corresponding account receivable of equal amount from Western Union, which is included as a long-term account receivable in the “Other long-term assets” line of the Company’s Consolidated Balance Sheets, reflecting the indemnification obligation.  During the year ended December 31, 2012, the uncertain income tax liabilities related to Western Union decreased by approximately $14 million as a result of the closure of the 2003-2004 federal tax years.  As of December 31, 2012, the Company anticipates it is reasonably possible that the uncertain tax liabilities related to Western Union may decrease by approximately $4 million within the next twelve months as the result of the possible closure of its 2005 and 2006 federal tax years.  The uncertain income tax liabilities and corresponding receivable are based on information provided by Western Union regarding its tax contingency reserves for periods prior to the spin-off date. There is no assurance that a Western Union-related issue raised by the Internal Revenue Service (“IRS”) or other tax authority will be finally resolved at a cost not in excess of the amount reserved and reflected in the Company’s uncertain income tax liabilities and corresponding receivable from Western Union.  The Western Union contingent liability is in addition to the Company’s liability for unrecognized tax benefits discussed above.

The IRS completed its examination of the U.S. federal consolidated income tax returns of the Company for 2005 through 2007 and issued a 30-Day letter on October 31, 2012.  The 30-Day letter claims that the Company and its subsidiaries, which included Western Union during some of the years at issue, owe additional taxes with respect to a variety of adjustments.  The Company and Western Union agree with several of the adjustments in the 30-Day letter, such adjustments representing tax due of approximately $40 million.  This undisputed tax and associated interest due (pretax) of approximately $16 million through December 31, 2012, have been fully reserved.  The undisputed tax for which Western Union would be required to indemnify the Company is greater than the total tax due, such that settlement of the undisputed tax would result in a net refund to the Company.  As to the adjustments that are disputed, such issues represent total taxes allegedly due of approximately $59 million, of which $40 million relates to the Company and $19 million relates to Western Union.  The Company estimates that total interest due (pretax) on the disputed amounts is approximately $16 million through December 31, 2012, of which $9 million relates to the Company and $7 million relates to Western Union.  As to the disputed issues, the Company and Western Union have contested the adjustments by filing a protest with the IRS.  The IRS has prepared a rebuttal to the protest and has forwarded the case to Appeals.  The Company believes that it has adequately reserved for the disputed issues in its liability for unrecognized tax benefits described above and that final resolution of those issues will not have a material adverse effect on its financial position or results of operations.

Equity earnings in affiliates. Equity earnings in affiliates increased in 2012 compared to 2011 due mostly to transaction growth, dollar volume growth, pricing increases and the positive impact of lower debit interchange rates as a result of the Dodd-Frank Act.  These increases were partially offset by a decrease resulting from the 2011 error correction described below which adversely impacted the equity earnings in affiliates growth rate for 2012 compared to 2011 by 7 percentage points.

Equity earnings in affiliates increased in 2011 compared to 2010 mostly due to the 2011 correction of cumulative depreciation and amortization errors related to purchase accounting associated with the Company’s 2007 merger with an affiliate of KKR.  The error corrections, which totaled an $11 million benefit in “Equity earnings in affiliates” (a $58.5 million benefit in aggregate) and occurred over a four year period, benefited the equity earnings in affiliates growth rate in 2011 compared to 2010 by 9 percentage points.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests. Most of the net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased in 2012 compared to 2011 due to increased processing expense in the BAMS alliance resulting from a shift in processing from the alliance partner to FDC partially offset by the impact of lower debit interchange rates as a result of the Dodd-Frank Act, transaction and dollar volume growth and pricing increases.

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

•                           stock based compensation and related expense is excluded;

•                           official check and money order businesses’ EBITDA are excluded;

•                           expenses related to the reorganization of global application development resources (applicable to 2010), expenses associated with domestic data center consolidation initiatives and planned workforce reduction expenses (applicable to 2010), certain platform development and other costs directly associated with the termination of the Chase Paymentech Solutions alliance, and expenses related to the conversion of certain BAMS alliance merchant clients onto the Company’s platforms all of which are considered nonrecurring projects (excludes costs accrued in purchase accounting).  Effective October 1, 2011, First Data and Bank of America N.A. (“the Bank”) jointly decided to have First Data operate the Bank’s legacy settlement platform.  Transition costs associated with the revised strategy are also excluded from segment EBITDA.

•                           debt issuance costs are excluded and represent costs associated with issuing debt and modifying the Company’s debt structure;

•                           KKR related items including annual sponsor and other fees for management, consulting, financial and other advisory services are excluded.

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

Retail and Alliance Services segment results.

	Year ended December 31,			Percent Change
(in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Revenues:
Transaction and processing service fees	$3,198.8	$2,974.5	$2,923.9	8%		2%
Product sales and other	404.0	407.5	390.9	(1)%		4%
Segment revenue	$3,602.8	$3,382.0	$3,314.8	7%		2%
Segment EBITDA	$1,594.8	$1,407.5	$1,322.3	13%		6%
Segment margin	44%	42%	40%	2	pts	2	pts

Key indicators:
Domestic merchant transactions (a)	37,362.6	35,619.8	33,543.8	5%		6%

(a)            Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the POS. Domestic merchant transactions reflect 100% of alliance transactions.

Transaction and processing service fees revenue.

	Year ended December 31,			Percent Change
(in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Acquiring revenue	$2,368.7	$2,204.4	$2,169.7	7%	2%
Check processing revenue	306.1	330.1	370.7	(7)%	(11)%
Prepaid revenue	306.5	291.1	263.2	5%	11%
Processing fees and other revenue from alliance partners	217.5	148.9	120.3	46%	24%
Total transaction and processing service fees revenue	$3,198.8	$2,974.5	$2,923.9	8%	2%

Acquiring revenue. Acquiring revenue increased in 2012 compared to 2011 and 2011 compared to 2010 mainly from lower debit interchange rates as a result of the Dodd-Frank Act described in the “Regulatory Reform” section above which benefited growth for acquiring revenue by an estimated $75 million or 3 percentage points and $26 million or 1 percentage point, respectively. Acquiring revenue also benefited from increases in merchant transactions and dollar volumes, new sales and pricing increases for a certain segment of merchants. These increases were partially offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes, the affect of shifts in pricing mix, merchant attrition and price compression. In addition, acquiring revenue in 2011 was adversely impacted compared to 2010 by a card association fee increase which only benefited the third quarter of 2010 and impacted the acquiring revenue growth rate in 2011 compared to 2010 by 1 percentage point.

Revenue growth outpaced transaction growth in 2012 compared to 2011 driven most significantly by the impact of lower debit interchange rates discussed above partially offset by merchant mix, pricing mix and price compression.  Revenue per transaction increased 4% for 2012 compared to 2011 driven by the items impacting acquiring revenue discussed above as well as the shift in processing described in the “Processing fees and other revenue from alliance partners” section below.

Transaction growth outpaced revenue growth in 2011 compared to 2010 driven by the factors noted above, particularly merchant mix, pricing mix and price compression. A greater proportion of transaction growth was driven by the Company’s national merchants which contributed to lower revenue per transaction. The average ticket size of signature based transactions decreased slightly in 2012 as compared to 2011. The average ticket size of signature based transactions was flat in 2011 as compared to 2010.

Check processing revenue. Check processing revenue decreased in 2012 versus 2011 and in 2011 versus 2010 due most significantly to lower overall check volumes from check writer and merchant attrition and the impact of merchant mix resulting from a shift in regional to national merchants.

Prepaid revenue. Prepaid revenue increased in 2012 compared to 2011 due most significantly to higher transaction volumes within the open loop payroll distribution program related to existing customers and new business.

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

Processing fees and other revenue from alliance partners. The increases in processing fees and other revenue from alliance partners in 2012 compared to 2011 and in 2011 compared to 2010 resulted from increased fees from the BAMS alliance due to a shift of processing from the alliance partner to the Company beginning in October 2011, as well as increased transaction and dollar volumes within the Company’s merchant alliances.  The impact of the shift in processing benefited the 2012 and 2011 revenue and growth rates by approximately $55 million or 37 percentage points and approximately $18 million or 15 percentage points, respectively.

Product sales and other revenue. Product sales and other revenue decreased in 2012 compared to 2011 primarily due to a decline in equipment sales including lower bulk sales and a gain on the sale of a portfolio in 2011 partially offset by growth in leasing revenue resulting from increased lease originations and lease renewals.

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

Segment EBITDA.  The impact of the revenue items noted above primarily contributed to the increase in Retail and Alliance Services segment EBITDA in 2012 compared 2011. The Dodd-Frank Act benefited the segment EBITDA growth rate in 2012 compared to the prior year by an estimated $70 million or 5 percentage points. The impact from the shift in processing related to the BAMS alliance positively impacted the segment EBITDA growth rate for 2012 compared to 2011 by approximately $44 million or 3 percentage points.

Retail and Alliance Services segment EBITDA in 2011 compared to 2010 was positively impacted by the revenue items noted above in the revenue discussion.  The decrease in debit interchange rates positively impacted the segment EBITDA growth rate in 2011 compared to 2010 by approximately $24 million or 2 percentage points. Expense reductions also benefited Retail and Alliance Services segment EBITDA in 2011 compared to the prior year. Also contributing to the increase in segment EBITDA for 2011 compared to 2010 was decreased credit losses due to a lower level of merchant delinquencies which benefited the segment EBITDA growth rate by 1 percentage point. The card association fee noted above negatively impacted the segment EBITDA growth rate in 2011 compared to 2010 by 2 percentage points.

Financial Services segment results.

	Year ended December 31,			Percent Change
(in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Revenues:
Transaction and processing service fees	$1,350.0	$1,350.0	$1,362.2	0%		(1)%
Product sales and other	40.1	29.5	46.8	36%		(37)%
Segment revenue	$1,390.1	$1,379.5	$1,409.0	1%		(2)%
Segment EBITDA	$603.1	$593.5	$553.0	2%		7%
Segment margin	43%	43%	39%	0	pts	4	pts

Key indicators:
Domestic debit issuer transactions (a)	12,113.8	13,042.6	12,201.2	(7)%		7%
Domestic active card accounts on file (end of period) (b)
Bankcard	55.4	50.5	47.8	10%		6%
Retail	89.3	72.6	70.7	23%		3%
Total	144.7	123.1	118.5	18%		4%

Domestic card accounts on file (end of period) (c)
Bankcard	152.2	137.2	127.3	11%		8%
Retail	492.2	423.0	398.4	16%		6%
Debit	93.7	146.5	129.9	(36)%		13%
Total	738.1	706.7	655.6	4%		8%

(a)                  Domestic debit issuer transactions include signature and PIN-debit transactions, STAR and non-STAR branded.

(b)                  Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.

(c)                   Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month of the period.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Year ended December 31,			Percent Change
(in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Credit card, retail card and debit processing	$911.5	$907.2	$924.7	0%	(2)%
Output services	229.8	225.3	219.5	2%	3%
Other revenue	208.7	217.5	218.0	(4)%	0%
Total transaction and processing service fees revenue	$1,350.0	$1,350.0	$1,362.2	0%	(1)%

Credit card, retail card and debit processing revenue. Credit card and retail card processing revenue increased for 2012 compared to 2011 due to net new business and volume growth from existing customers mostly offset by price compression on contract renewals as well as volume based pricing incentives. Growth in domestic active card accounts on file in 2012 versus 2011 benefited primarily from net new account conversions, mostly retail accounts; the substantial majority of which were converted in March 2012. Credit card and retail card processing revenue declined in 2011 versus 2010 with net new account conversions more than offset by price compression, declines in revenue from existing customers and the loss of call center business not driven by active accounts on file. Growth in domestic active card accounts on file in 2011 compared to 2010 benefited primarily from net new account conversions.

Debit processing revenue decreased for 2012 compared to 2011 due primarily to net lost business and price compression on contract renewals as well as other net contractual pricing incentives partially offset by new fees implemented in 2011, primarily regulatory compliance fees and volume growth from existing customers. Debit processing revenue increased slightly in 2011 compared to 2010 due to debit issuer transaction growth from existing customers substantially offset by net lost business and price compression.

Debit issuer transactions in 2012 decreased compared to 2011 due to lost business, including the loss of a large financial institution that completed its deconversion in the third quarter of 2012. This decrease was partially offset by net impacts from the implementation of the Dodd-Frank Act discussed below and growth of existing clients due in part to the shift to debit cards from cash and checks. The deconversion noted above also impacted domestic card accounts on file in 2012 versus 2011. Debit issuer transactions grew in 2011 compared to 2010 resulted from growth of existing clients due in part to the shift to debit cards from cash and checks, and new business partially offset by lost business.

The implementation of the Dodd-Frank Act described in the “Regulatory Reform” section above resulted in a net increase in debit issuer transactions in 2012 compared to 2011. Growth benefited from new contracts with financial institutions and transactions routed on behalf of other networks through the Company’s gateway. This growth was partially offset by losses in the existing customer base from merchant routing decisions. The net revenue impact in 2012 from the implementation of the Dodd-Frank Act was minimal because of lower rates on new transactions from regulated financial institutions and gateway transactions compared to rates on transactions lost due to routing decisions.

Output services revenue. Output services revenue increased in 2012 compared to 2011 due to growth from existing customers and net new business which was partially offset by price compression on contract renewals as well as volume based pricing incentives.

Output services revenue increased in 2011 compared to 2010 due to net new plastic and print business and growth in plastics volumes from existing customers partially offset by lower print volumes from existing customers and price compression.

Other revenue. Other revenue consists mostly of revenue from remittance processing, online banking and bill payment services, voice services as well as information services. Other revenue for 2012 decreased compared to 2011 due to decreases in information services, voice services and check clearing driven by lost or disposed business and decreases in volumes from existing customers partially offset by increases in online banking and bill payment services driven by new business and growth from existing customers. A substantial portion of the information services as well as the check clearing services businesses had been divested as of December 31, 2012.

Other revenue was flat in 2011 compared to 2010 due to a decrease in volumes related to remittance processing and information services mostly offset by an increase in online banking and bill payment services volumes as well as net new business primarily in remittance processing.

Product sales and other revenue. Product sales and other revenue increased in 2012 compared to 2011 primarily due to new software license sales and professional services for programming.

Product sales and other revenue decreased in 2011 compared to 2010 due most significantly to higher contract termination fees recognized in 2010 as well as a decline in professional services revenue resulting from projects that were completed in 2010.

Segment EBITDA. Financial Services segment EBITDA increased in 2012 compared to 2011 due most significantly to the revenue items noted above partially offset by a sales tax recovery recorded in 2011.

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

International segment results.

	Year ended December 31,			Percent Change
(in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Revenues:
Transaction and processing service fees	$1,291.2	$1,337.9	$1,237.5	(3)%		8%
Product sales and other	391.0	388.8	353.9	1%		10%
Equity earnings in affiliates	36.2	34.6	29.4	5%		18%
Segment revenue	$1,718.4	$1,761.3	$1,620.8	2%		9%
Segment EBITDA	$483.8	$454.3	$329.8	6%		38%
Segment margin	28%	26%	20%	2	pts	6	pts

Key indicators:
International transactions (a)	8,458.4	7,637.9	6,777.8	11%		13%
International card accounts on file (end of period) (b)	73.6	75.0	88.8	(2)%		(16)%

(a)                  International transactions include VISA, MasterCard and other card association merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.  International transactions for the years ended December 31, 2011 and December 31, 2010 reflect an updated count of international transactions.

(b)                  International card accounts on file include bankcard and retail.

Summary. Segment revenue in 2012 compared to 2011 was impacted by the items discussed below as well as foreign currency exchange rate movements. Foreign currency exchange rate movements negatively impacted the total segment revenue growth rate in 2012 by 4 percentage points compared to 2011 and benefited the total segment revenue growth rate in 2011 by 4 percentage points compared to 2010.

Transaction and processing service fee revenue. Transaction and processing service fees revenue includes merchant related services and card services revenue. Merchant related services revenue encompasses merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue and fees from switching services. Card services revenue represents monthly managed service fees for issued cards. Merchant related services transaction and processing service fees revenue represented approximately 60% for the periods presented and card services revenue represented approximately 40% of total transaction and processing service fees revenue for the periods presented.

Transaction and processing service fees revenue decreased in 2012 compared to 2011 due to the impact of foreign currency exchange rate movements. In addition, declines in the card issuing businesses were partially offset by growth in the merchant acquiring businesses. Revenue in the card issuing businesses declined primarily due to lost business in Germany, Australia, the United Kingdom and China as well as lower revenue in Greece driven by the economic recession and a strategic decision to exit low-margin businesses. Partially offsetting these decreases were increased transaction volumes in the card issuing business primarily in Argentina and new business in Canada. Increases in the merchant acquiring businesses resulted from growth in the merchant acquiring alliances and direct sales channels primarily in the United Kingdom and Canada. Foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rate in 2012 versus 2011 by 4 percentage points.

Transaction and processing service fees revenue increased in 2011 compared to 2010 due to growth in the merchant acquiring businesses resulting from growth from existing clients in the merchant acquiring alliances and the direct sales channel in the United Kingdom. The card issuing businesses grew due to new business primarily in the United Kingdom as well as transaction growth in Argentina and pricing in Australia. Partially offsetting these increases were lost business and lower revenue in Greece driven by the economic recession and a strategic decision to exit low-margin businesses. Foreign currency exchange rate movements benefited the transaction and processing service fees growth rate in 2011 versus 2010 by 5 percentage points.

Transaction and processing service fees revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was impacted by foreign currency exchange rate movements, the mix of transaction types and price compression. International card accounts on file decreased in 2011 compared to the 2010 primarily due to lost business in China and the United Kingdom that deconverted in the fourth quarter of 2011.

Product sales and other revenue. Product sales and other revenue increased in 2012 compared to 2011 due to new software license fees and new sales, price increases and higher terminal installations in Argentina. Partially offsetting these increases are declines in terminal sales and lease originations in Germany, a decrease resulting from contract termination fees recognized in 2011 as well as a decrease resulting from the strategic decision to exit a line of business in Greece. Foreign currency exchange rate movements negatively impacted the growth rate for product sales and other revenue in 2012 compared to 2011 by 5 percentage points.

Product sales and other revenue increased in 2011 compared to 2010 due to growth in terminal sales and leasing revenue as a result of new clients and growth from existing clients in Argentina and the United Kingdom as well as new terminal requirements and lease renewals in the United Kingdom.

Segment EBITDA. Segment EBITDA increased in 2012 compared to 2011 due primarily to the revenue items noted above. In addition, International segment EBITDA benefited in 2012 from the 2011 correction of cumulative errors in the amortization of initial payments for new contracts related to purchase accounting associated with the KKR merger and the write-off of capitalized commissions related to terminal leases which adversely impacted 2011 results by $14.3 million and benefited the growth rate for 2012 compared to 2011 by 3 percentage points. Segment EBITDA also benefited from decreased expenses, principally operations and technology costs, driven by cost savings initiatives. The segment EBITDA growth rate for 2012 compared to 2011 benefited from decreased operations and technology costs by 4 percentage points. The increases in segment EBITDA for 2012 compared to 2011 were partially offset by foreign currency exchange rate movements which adversely impacted the segment EBITDA growth rate by 4 percentage points.

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

Capital Resources and Liquidity

FDC’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in the Company’s debt structure as well as the Company’s cash flow activities and the sources and uses of funding during the years ended December 31, 2012, 2011 and 2010.

During 2012, 2011 and 2010, the Company completed various amendments and modifications to certain of its debt agreements, several debt offerings and a debt exchange in an effort to extend its debt maturities.  Additionally, in February 2013, FDC issued $785 million aggregate principal amount of 11.25% senior unsecured notes due January 15, 2021.  The proceeds from the offering were used to repurchase FDC’s outstanding 10.55% senior unsecured notes and to pay related fees and expenses.  Also in February 2013, FDC entered into a Joinder Agreement relating to its credit agreement, pursuant to which FDC incurred $258 million in new term loans maturing on September 24, 2018.  The net cash proceeds from the new term loans were used to repay all of its outstanding term loan borrowings maturing in 2014 and to pay related fees and expenses.

Details regarding the Company’s debt structure are provided in Note 8 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.   The Company intends to extend additional debt maturity dates as opportunities allow.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At December 31, 2012 and 2011, the Company held $608.3 million and $485.7 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by Integrated Payment Systems Inc. (“IPS”) and the BAMS alliance, that are not available to fund operations outside of those businesses.  At December 31, 2012 and 2011, the cash and cash equivalents held by IPS and the BAMS alliance totaled $85.8 million and $75.2 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at December 31, 2012 and 2011 totaling $268.4 million and $216.0 million, respectively. As of December 31, 2012, there was approximately $70 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. FDC plans to fund any cash needs in 2013 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

Cash flows from operating activities.

	Year ended December 31,
Source/(use) (in millions)	2012	2011	2010
Net loss	$(527.3)	$(336.1)	$(846.9)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,330.9	1,344.2	1,526.0
Charges (gains) related to other operating expenses and other income (expense)	122.5	(77.7)	97.4
Other non-cash and non-operating items, net	(40.2)	27.7	265.6
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	(49.8)	256.7	224.7
Other assets, current and long-term	260.0	239.3	298.3
Accounts payable and other liabilities, current and long-term	(34.6)	(1.2)	(386.1)
Income tax accounts	(294.1)	(337.3)	(424.3)
Net cash provided by operating activities	$767.4	$1,115.6	$754.7

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

FDC’s operating cash flow is significantly impacted by its level of debt. Approximately $1,793.9 million, $1,458.2 million and $1,494.9 million in cash interest, including interest on lines of credit and capital leases, was paid during 2012, 2011 and 2010, respectively. The increase in cash interest in 2012 compared to 2011 is due primarily to the debt exchanges referred to above resulting in seven months of interest payments in 2011 compared to twelve months of interest payments in 2012 for the notes issued in the exchange as well as an increase in the interest coupon rate.

The timing of quarterly interest payments in 2013 will be impacted by when payment dates occur, shifting payments normally included in the first quarter to the second quarter. The Company estimates that its 2013 quarterly cash interest payments, excluding interest on lines of credit and capital leases, will be as follows:

Three months ended	Estimated cash interest payments on Long-term Debt (a) (Unaudited)
March 31, 2013	$440
June 30, 2013	465
September 30, 2013	665
December 31, 2013	225
$1,795

(a)                  The Company has an option to pay certain portions of its interest obligations “in kind” as an increase in principal rather than in cash.  These amounts represent the amount of cash projected to be paid if the Company opts to pay its entire interest obligation for 2013 in cash.

Using December 31, 2012 balances for variable rate debt and applicable interest rate swaps, a 10 percent increase in the applicable LIBOR index on an annualized basis would increase interest expense by approximately $1.1 million.

The Company’s operating cash flows are impacted by fluctuations in working capital. Cash flows from operating activities in 2012 decreased compared to 2011 primarily due to the increase in cash interest payments as well as an increase in prefunding settlement volumes and timing partially offset by increased operating income.  Cash flows from operating activities increased in 2011 compared to 2010 due to the flow through of operating activity which included higher revenues and lower expenses.  Additionally, the increase was partially due to sources of cash related to lower prefunding of settlement arrangements.

FDC anticipates funding operations throughout 2013 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash flows from investing activities.

	Year ended December 31,
Source/(use) (in millions)	2012	2011	2010
Current year acquisitions, net of cash acquired	$(32.9)	$(19.2)	$(1.8)
Contributions to equity method investments	(7.9)	(161.5)	(1.4)
Payments related to other businesses previously acquired	(4.4)	3.2	(1.4)
Proceeds from dispositions, net of expenses paid and cash disposed	—	1.7	21.2
Proceeds from sale of property and equipment	8.0	17.1	5.5
Additions to property and equipment	(193.1)	(202.9)	(210.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(177.2)	(201.9)	(159.6)
Other investing activities	10.4	4.9	18.4
Net cash used in investing activities	$(397.1)	$(558.6)	$(329.2)

Acquisitions and dispositions.  The Company may finance acquisitions through a combination of internally generated funds, reinvestment of proceeds from asset sales, short-term borrowings and equity of its parent company. The Company may also consider using long-term borrowings subject to restrictions in its debt agreements. All acquisitions during the periods presented were funded from cash flows from operating activities or from the reinvestment of cash proceeds from the sale of other assets. Purchases of noncontrolling interests are classified as financing activities as noted below. Although the Company considers potential acquisitions from time to time, the Company’s plan for 2013 does not include funding of material acquisitions.

In December 2012, the Company acquired 100% of Clover Network, Inc., a provider of payment network services for total consideration of $56.1 million. The transaction called for cash consideration of $36.1 million as well as a series of contingent payments based on the achievement of specified sales targets. These contingent payments are classified as purchase consideration if made to outside investors and compensation if made to current and future employees.  As part of the purchase price the Company recorded a $20 million liability for the contingent consideration due to outside investors based upon the net present value of the Company’s estimate of the future payments.

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

The Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives. For a more detailed discussion on acquisitions and dispositions in 2012, 2011 and 2010 refer to Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Capital expenditures.  Capital expenditures are estimated to be approximately $425 to $475 million in 2013 and are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility.

During the periods presented, net proceeds were received for the sale of certain assets, including buildings and equipment in 2011.

Other investing activities. The source of cash in 2010 related to a decrease in regulatory, restricted and escrow cash balances.

Cash flows from financing activities.

	Year ended December 31,
Source/(use) (in millions)	2012	2011	2010
Short-term borrowings, net	$99.1	$(107.3)	$75.1
Accrued interest funded upon issuance of notes	6.5	—	—
Debt modification proceeds (payments) and related financing costs	10.8	(39.7)	(61.2)
Principal payments on long-term debt	(83.3)	(104.5)	(220.4)
Proceeds from sale-leaseback transactions	13.8	14.2	—
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(261.9)	(327.3)	(216.1)
Contributions from noncontrolling interests	—	0.8	—
Purchase of noncontrolling interests	(25.1)	—	(213.3)
Redemption of Parent’s redeemable common stock	(1.7)	(0.5)	(2.5)
Cash dividends	(6.7)	(0.2)	(14.9)
Net cash used in financing activities	$(248.5)	$(564.5)	$(653.3)

Short-term borrowings, net. The cash activity related to short-term borrowings in 2012 and 2011 resulted primarily from net borrowings and paydowns on FDC’s international credit lines used principally to prefund settlement activity. In 2010, the cash activity related to short-term borrowings resulted primarily from net borrowings on FDC’s senior secured revolving credit facility.

As of December 31, 2012, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit, $499.1 million of which is due to expire on September 24, 2013 with the remainder due to expire between June 24, 2015 and September 24, 2016. Besides the letters of credit discussed below, FDC had no amount outstanding against this facility as of December 31, 2012 and 2011. Therefore, as of December 31, 2012, $1,470.2 million remained available under this facility. Excluding the letters of credit, the maximum amount outstanding against this facility during 2012 was approximately $295 million while the average amount outstanding during 2012 was approximately $27 million.

FDC utilizes its revolving credit facility on a short-term basis to fund investing or operating activities when cash flows from operating activities are not sufficient. The Company believes the capacity under its senior secured revolving credit facility, both before and after the expiration of the commitments due to expire in 2013, will be sufficient to meet its short-term liquidity needs. FDC’s senior secured revolving credit facility can be used for working capital and general corporate purposes.

There are multiple institutions that have commitments under this facility with none representing more than approximately 14% of the remaining capacity.

Debt modification proceeds (payments) and related financing costs. The Company’s debt modifications and amendments noted above were accounted for as modifications resulting in only the net effect of the transactions being reflected as a source or use of cash excluding certain fees included in the Company’s results of operations.

During 2012, FDC received net cash proceeds of $10.8 million related to the 2012 debt modifications and offerings referred to above, a substantial portion of which were used to pay related expenses that were included in the Company’s results of operations.

During the year ended December 31, 2011, FDC paid $18.6 million in fees related to the December 2010 debt exchange and $21.1 million in fees related to the April 2011 debt modification and amendments.

The Company paid a net amount of $24.1 million in fees related to the August 2010 debt modification. The Company also paid a net amount of $37.1 million for costs incurred during the fourth quarter of 2010 related to the December 2010 debt exchange.

Principal payments on long-term debt. In conjunction with the debt modifications and amendments discussed above, proceeds from the issuance of new notes were used to prepay portions of the principal balances of FDC’s senior secured term loans which satisfied the future quarterly principal payments until September 2018. Prior to the modifications, during 2010, the Company made principal payments of $96.2 million related to its senior secured term loan facility.

During 2011 and 2010, the Company paid notes that came due totaling $32.6 million and $13.1 million, respectively. In addition, the Company paid $34.1 million in debt restructuring fees in 2010.

Payments for capital leases totaled $80.2 million, $71.9 million and $76.9 million for 2012, 2011 and 2010, respectively.

As of March 19, 2013, FDC’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). The Company’s current level of debt may impair its ability to get additional funding beyond its revolving credit facility if needed.

Proceeds from sale-leaseback transactions. The Company may, from time to time, enter into sale-leaseback transactions as a means of financing previously or recently acquired fixed assets, primarily equipment.

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests. Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests primarily represent distributions of earnings. The activity in all periods presented was primarily the result of distributions associated with the BAMS alliance including an incremental distribution in 2011 of approximately $64 million related to both working capital initiatives and an extra quarterly distribution due to a change in the timing of such distributions.

Purchase of noncontrolling interest. In April 2012, the Company acquired the remaining approximately 30 percent noncontrolling interest in Omnipay, a provider of card and electronic payment processing services to merchant acquiring banks, for approximately 37.1 million euro, of which 19.0 million euro ($25.1 million) was paid in April 2012 with the remainder to be paid in April 2013. The use of cash in 2010 relates to the redemption amount paid to the third-party investor to redeem its interest in the BAMS alliance.

Cash dividends. The Company paid cash dividends to First Data Holdings Inc. in the periods presented.

Letters, lines of credit and other.

	Total Available (a)		Total Outstanding
	As of December 31,		As of December 31,
(in millions)	2012	2011	2012	2011
Letters of credit (b)	$500.0	$500.0	$45.1	$45.0
Lines of credit and other (c)	$346.0	$341.2	$177.2	$76.4

(a)                  Total available without giving effect to amounts outstanding.

(b)                  Up to $500 million of the Company’s senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding during 2012 was approximately $52 million.  All letters of credit expire prior to December 10, 2013 with a one-year renewal option. FDC expects to renew most of the letters of credit prior to expiration.

(c)                   As of December 31, 2012, represents $216.0 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. FDC cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, FDC had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, FDC will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant non-cash transactions. During 2011 and 2010, the principal amount of FDC’s senior notes due 2015 increased by $73.1 million and $362.5 million, respectively, resulting from the “payment” of accrued interest expense. The decrease in the amount of interest expense accrued during 2011 is due to the December 2010 exchange of notes discussed below.  The terms of FDC’s senior unsecured notes due 2015 require interest to be paid in cash for all periods after October 1, 2011.

In December 2011, the Company exchanged substantially all of its aggregate principal amounts of $3.0 billion of its 12.625% senior notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable.

In December 2010, the Company exchanged $3.0 billion of its 9.875% senior notes due 2015 and $3.0 billion of its 10.550% senior PIK notes due 2015 for $2.0 billion of 8.25% senior second lien notes due 2021, $1.0 billion of 8.75%/10.00% PIK toggle senior second lien notes due 2022 and $3.0 billion of 12.625% senior notes due 2021.

There were no expenditures, other than professional fees, or receipts of cash associated with the registration statement or exchange offer described above.

During 2012, 2011 and 2010, the Company entered into capital leases, net of trade-ins, totaling approximately $55 million, $106 million and $65 million, respectively.

As discussed above, the Company acquired 100% of Clover Network, Inc. and recorded a $20 million liability for the contingent consideration due to outside investors based upon the net present value of the Company’s estimate of the future payments.

Also discussed above, the Company acquired the remaining approximately 30 percent noncontrolling interest in Omnipay for approximately 37.1 million euro, of which 19.0 million euro ($25.1 million) was paid in April 2012 with the remainder to be paid in April 2013.

In November 2011, the Company contributed the assets of its transportation business to an alliance in exchange for a 30% noncontrolling interest in the alliance. Refer to Note 18 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

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

All obligations under the senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior notes and senior subordinated notes are similarly guaranteed in accordance with their terms by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured obligations noted above. The Company is in compliance with all applicable covenants as of December 31, 2012 and anticipates it will remain in compliance in future periods.

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

The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior notes and senior subordinated notes. As of December 31, 2012, the Company is in compliance with this covenant with Consolidated Senior Secured Debt of $11,985.1 million, Consolidated EBITDA of $2,913.8 million and a Ratio of 4.11 to 1.00.

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

The calculation of Consolidated EBITDA under FDC’s senior secured term loan facility is as follows:

(in millions)	Last twelve months ended December 31, 2012
Net loss attributable to First Data Corporation	$(700.9)
Interest expense, net (1)	1,889.0
Income tax benefit	(224.0)
Depreciation and amortization (2)	1,330.9
EBITDA (15)	2,295.0

Stock based compensation (3)	11.8
Restructuring, net (4)	37.7
Derivative financial instruments (gains) and losses (5)	91.3
Official check and money order EBITDA (6)	(6.4)
Cost of alliance conversions and other technology initiatives (7)	79.9
KKR related items (8)	21.3
Debt issuance costs (9)	13.7
Projected near-term cost savings and revenue enhancements (10)	151.0
Net income attributable to noncontrolling interests and redeemable noncontrolling interests (11)	173.6
Equity entities taxes, depreciation and amortization (12)	15.0
Impairments (13)	22.1
Other (14)	7.8

Consolidated EBITDA (15)	$2,913.8

(1)	Includes interest expense and interest income.
(2)

Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $44.5 million and amortization related to equity method investments, which is netted within the “Equity earnings in affiliates” line of $94.8 million.

(3)	Stock based compensation recognized as expense.
(4)	Restructuring charges in connection with management’s alignment of the business with strategic objectives and employee reduction and certain employee relocation efforts in Germany.
(5)	Represents fair market value adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges.
(6)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to FDC’s wind down of these businesses.
(7)

Represents costs directly associated with the termination of the Chase Paymentech alliance, expenses related to First Data taking over operations of Banc of America N.A.’s legacy settlement platform in connection with the Banc of America Merchant Services alliance and conversion of certain BAMS merchants onto First Data platforms, all of which are considered business optimization projects, and other technology initiatives.

(8)	Represents KKR annual sponsorship fees for management, consulting, financial and other advisory services.
(9)	Debt issuance costs represent non-capitalized costs associated with issuing debt and modifying FDC’s debt structure.
(10)

Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives described in Note 7, the BAMS alliance, operations and technology initiatives, headcount reductions and other addressable spend reductions.

(11)	Net income attributable to noncontrolling interests and redeemable noncontrolling interests in restricted subsidiaries.
(12)	Represents FDC’s proportional share of income taxes, depreciation and amortization on equity method investments.

(13)	Represents impairment of certain equipment, land and a building.
(14)	Includes items such as litigation and regulatory settlements, investment gains and losses, non-operating foreign currency gains and losses and other as applicable to the period presented.
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

Off-balance sheet arrangements

During 2012, 2011 and 2010, the Company did not engage in any off-balance sheet financing activities other than those included in the “Contractual obligations” discussion below and those reflected in Note 11 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Contractual obligations

The Company’s contractual obligations as of December 31, 2012 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (a)	$34,012.8	$1,982.5	$5,362.9	$7,878.2	$18,789.2
Capital lease obligations (b)	145.2	71.7	65.9	7.6	—
Operating leases	293.3	57.3	84.9	61.2	89.9
Pension plan contributions (c)	147.3	42.4	64.6	40.3	—
Purchase obligations (d):
Technology and telecommunications (e)	1,496.2	768.1	411.8	116.8	199.5
All other (f)	521.5	119.2	128.7	119.2	154.4
Other long-term liabilities	131.4	10.8	42.1	75.6	2.9

	$36,747.7	$3,052.0	$6,160.9	$8,298.9	$19,235.9

(a)

Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Includes $992.7 million of PIK toggle notes for which it is assumed the Company will pay interest in cash. Also includes $4.1 billion of variable rate debt (including the impact of interest rate swaps). Borrowings and interest rate swaps are discussed in Note 8 and Note 6, respectively, to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K. Interest payments for the variable rate debt and the associated interest rate swaps were calculated using interest rates as of December 31, 2012.
(b)	Represents future payments on existing capital leases, including interest expense, through scheduled expiration dates.
(c)

Includes future pension plan contributions for all plans in 2013 and future contractual commitments for the United Kingdom (“U.K.”) plan through 2017 which are subject to change.  The amount of pension plan contributions depends upon various factors that cannot be accurately estimated beyond a one-year time frame other than the U.K. plan.

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

As of December 31, 2012, the Company had approximately $317 million of tax contingencies comprised of approximately $279 million reported in long-term income taxes payable in the “Other long-term liabilities” line of the Consolidated Balance Sheets, including approximately $4 million of income tax liabilities for which Western Union is required to indemnify the Company, and approximately $38 million recorded as an increase of the Company’s deferred tax liability. Timing of tax payments is dependent upon various factors which cannot be reasonably estimated at this time.

In February 2013, as discussed in Note 8 to the Company’s Consolidated Financial Statements included in Item 8 of this Form 10-K, FDC issued $785 million aggregate principal amount of 11.25% senior unsecured notes due January 15, 2021.  The proceeds from the offering were used to repurchase FDC’s outstanding 10.55% senior unsecured notes and pay related fees and expenses.  Additionally, in February 2013, FDC entered into a Joinder Agreement relating to its credit agreement, pursuant to which FDC incurred $258 million in new term loans maturing on September 24, 2018.  The net cash proceeds from the new term loans were used to repay all of its outstanding term loan borrowings maturing in 2014 and to pay related fees and expenses.

The combined effect of these events did not materially impact the total amount of the Company’s outstanding obligations but increased future interest payments and extended the maturity of $0.3 billion of obligations from 2014 to 2018 and $0.8 billion of obligations from 2015 to 2021.

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

During the years ended December 31, 2012, 2011 and 2010, time-based options were granted under the stock plan and during the years ended December 31, 2011 and 2010, performance-based options were granted under the stock plan. The time options and performance options have a contractual term of 10 years. Time options vest equally over a three to five year period from the date of issuance and performance options vest based upon the Company achieving certain EBITDA targets. The options also have certain accelerated vesting provisions upon a change in control, a qualified public offering, or certain termination events.

The assumptions used in estimating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be different in the future.

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

	As of December 31,
(in millions)	2012	2011
Cash and cash equivalents collateral	$470.0	$473.2
Collateral in the form of letters of credit	120.9	112.5
Total collateral	$590.9	$585.7

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

	Year ended December 31,
	2012	2011	2010
FDC and consolidated and unconsolidated alliances credit losses (in millions)	$50.0	$63.6	$78.2
FDC and consolidated alliances credit losses (in millions)	$43.3	$54.3	$71.3
Total dollar volume acquired (in billions)	$1,725.4	$1,643.2	$1,520.4

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

	As of December 31,
(in millions)	2012	2011
FDC and consolidated and unconsolidated alliances merchant credit loss reserves	$26.1	$35.5
FDC and consolidated alliances merchant credit loss reserves	$23.4	$31.6

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

	As of December 31,
(in millions)	2012	2011
Accrued warranty balances	$10.9	$11.4
Accrued recovery balances	$24.8	$26.8

Accrued warranties are included in “Other current liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets.

The Company establishes an incremental liability (and deferred revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are settled within 30 days. The incremental liability was approximately $1.1 million and $1.3 million as of December 31, 2012 and 2011, respectively. The following table details the check guarantees of TeleCheck.

	Year ended December 31,
	2012	2011	2010
Aggregate face value of guaranteed checks (in billions)	$42.9	$45.6	$47.6
Aggregate amount of checks presented for warranty (in millions)	$318.8	$351.8	$405.3
Warranty losses net of recoveries (in millions)	$75.9	$85.1	$110.8

The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.3 billion as of December 31, 2012 which represented an estimate of the total uncleared checks at that time.

Income taxes. The determination of the Company’s provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. The Company establishes contingency reserves for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. The Company’s reserves reflect its judgment as to the resolution of the issues involved if subject to judicial review. Several years may elapse before a particular matter, for which the Company has established a reserve, is audited and finally resolved or clarified. While the Company believes that its reserves are adequate to cover reasonably expected tax risks, issues raised by a tax authority may be finally resolved at an amount different than the related reserve. Such differences could materially increase or decrease the Company’s income tax provision in the current and/or future periods. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. As the result of interest and amortization expenses that the Company incurs, the Company is currently in a tax net operating loss position. Judgment is required to determine whether some portion or all of the deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.  Refer to Note 17 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company’s income tax provision.

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

Investment securities. Due to the lack of observable market activity for the SLARS held by the Company, the valuation of the SLARS is highly judgmental. The Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating probabilities of certain outcomes for the securities held by the Company and assessing the risk factors inherent in each. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. Substantially all SLARS held by the Company have collateral backed by the Federal Family Education Loan Program (“FFELP”). The probabilities of auction failure, a successful auction or repurchase at par, or default by the issuer for each future period were forecasted. Default recovery rates were forecasted. The Company assumed that the issuers will continue to pay maximum interest rates on the securities until the event of either a successful auction or repurchase by the issuer, at par. To determine the fair value of each security, the weighted average cash flows for each period were discounted back to present value at the determined discount rate for each security. The discount rates used in the valuation were a combination of the liquidity risk premium assigned to the security (which ranged from 3.5% to 4.5%) plus the treasury strip yield (zero coupon treasury bond) for the individual period for which a cash flow was being discounted.  The liquidity risk premiums on the SLARS have decreased by 50 basis points from December 31, 2011 due to decreasing spreads on asset backed and municipal securities and successful auction rate security transactions.  A 50 basis point change in liquidity risk premium, as well as slight changes in other unobservable inputs including default probability and default recovery rate assumptions and the probability of an issuer call prior to maturity, would impact the value of the SLARS by approximately $1 million.

As of December 31, 2012 and 2011, the Company also held investments in short-term debt securities.  Many of these securities are considered cash equivalents. Prices for these securities are not quoted on active exchanges but are priced through an independent third-party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. Other investments are valued based upon either quoted prices from active exchanges or available third-party broker quotes.

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

The Company designated interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable rate borrowings and certain of the cross-currency swaps as foreign currency hedges of its net investment in a foreign subsidiary. During 2012, 2011 and 2010, certain of the Company’s interest rate swaps previously designated as hedges for accounting purposes ceased to be highly effective and the Company discontinued hedge accounting for the affected derivatives. Additionally, certain other interest rate swaps, cross-currency swaps and forward contracts on various foreign currencies did not qualify or were not designated as accounting hedges and did not receive hedge accounting treatment.

Derivative financial instruments are recognized in the Company’s Consolidated Balance Sheets at their fair value. The Company’s derivatives are not exchange listed and therefore the estimated fair value of derivative financial instruments is modeled in Bloomberg using the Bloomberg reported market data and the actual terms of the derivative contracts. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observable inputs including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties along with the Company’s creditworthiness in order to appropriately reflect non-performance risk. The Company’s counterparties also provide it with the indicative fair values of its derivative instruments which it compares to the results obtained using Bloomberg software. Considering Bloomberg software is a widely accepted financial modeling tool and there is limited visibility to the preparation of the third-party quotes, the Company chooses to rely on the Bloomberg software in estimating the fair value of its derivative financial instruments. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized as of December 31, 2012 or that will be realized in the future. All key assumptions and valuations are the responsibility of management.

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

Goodwill. Goodwill represents the excess of cost over the fair value of net assets acquired, including identifiable intangible assets, and has been allocated to reporting units. The Company’s reporting units are businesses at the operating segment level or one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management.

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. In 2011, the Company adopted new accounting guidance that provides the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that the fair value is more likely than not greater than the carrying amount then the two-step impairment test is unnecessary.  After performing a qualitative assessment, the Company proceeded to step one of its 2011 and 2012 impairment tests.  In step one of the impairment test, the Company estimates the fair value of each reporting unit using a discounted cash flow analysis. The Company believes that this methodology provides the Company with a reasonable estimate of each reporting unit’s fair value. The estimate of fair value requires various assumptions about a reporting unit’s future financial results and cost of capital. The Company determines the cost of capital for each reporting unit giving consideration to a number of factors including the discount rates estimated by a third-party valuation firm. All key assumptions and valuations are determined by and are the responsibility of management. If it is determined that the fair value of the reporting unit is less than its carrying value, the Company proceeds to step two of the impairment test which requires the Company to estimate the fair value of all of the reporting unit’s assets and liabilities and calculate an implied fair value of goodwill, which is the difference between the reporting unit’s fair value and the fair value of all its other assets and liabilities. If the implied fair value of goodwill is less than its carrying value, the shortfall is recognized as an impairment. The methodology for estimating fair value in step two varies by asset; however, the most significant assets are intangible assets. The Company estimates the fair value of the intangible assets using the excess earnings method, royalty savings method, or cost savings method, all of which are a form of a discounted cash flow analysis. An impairment charge of a reporting unit’s goodwill could have a material adverse effect on the Company’s financial results. Changes in the underlying business and economic conditions could affect these estimates used in the analysis discussed above, which in turn could affect the fair value of the reporting unit. Thus, it is possible for reporting units that record impairments to record additional impairments in the future.

The Company did not record any goodwill impairment charges in 2011 or 2010. As of October 1, 2012, the most recent impairment analysis date, the fair value of each reporting unit substantially exceeded its carrying value.  As of December 31, 2012, these balances had not materially changed.

Discussion of impairments that were recorded is included in Note 7 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

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

All members of the Company’s Board of Directors are affiliated with KKR. In addition, First Data has a management agreement with affiliates of KKR pursuant to which such entities or their affiliates provide management services to the Company. Pursuant to such agreement, the Company pays an aggregate annual base management fee and reimburses out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. The agreement provides that the Company will pay fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the management agreement, in the event of an initial public offering or under certain other circumstances. The agreement also includes customary exculpation and indemnification provisions in favor of KKR and its affiliates. The Company also paid fees to an affiliate of KKR for services in extending maturities under its senior secured lending facility and issuing new secured notes.

Refer to Note 10 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding transactions with related parties.

New Accounting Guidance

In July 2012, the Financial Accounting Standards Board issued guidance related to testing indefinite-lived intangibles for impairment. Under the amended guidance, an entity has the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined that the fair value is more likely than not greater than the carrying amount, then quantitative impairment testing is unnecessary. The Company adopted the amendments for its 2012 annual impairment test. After performing a qualitative assessment, the Company proceeded to a quantitative impairment test.

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

(b) no adverse impacts from any increase or spread of the European crisis involving sovereign debt and the Euro;

(c) no adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise;

(d) successful conversions under service contracts with major clients;

(e) successfully adjusting to the new U.S. financial regulatory reform legislation and regulations;

(f) successful implementation and improvement of processing systems to provide new products, improved functionality and increased efficiencies;

(g) anticipation of and response to technological changes, particularly with respect to e-commerce and mobile commerce;

(h) no further consolidation among client financial institutions or other client groups which has a significant impact on Company client relationships and no material loss of business from significant customers of the Company;

(i) achieving planned revenue growth throughout the Company, including in the merchant alliance program which involves several alliances not under the sole control of the Company and each of which acts independently of the others, and successful management of pricing pressures through cost efficiencies and other cost-management initiatives;

(j) successfully managing the credit and fraud risks in the Company’s business units and the merchant alliances, particularly in e-commerce and mobile markets;

(k) no material breach of security of any of the Company’s systems;

(l) continuing development and maintenance of appropriate business continuity plans for the Company’s processing systems based on the needs and risks relative to each such system;

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

(o) no significant adverse movement in foreign currency exchange rates;

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The Company’s assets include both fixed and floating rate interest-bearing securities. These investments arise primarily from settlement funds held by the Company associated with the official check business and merchant acquiring business. The Company invests these funds pending settlement. The Company has classified these investments as available-for-sale. Accordingly, they are carried on the Company’s Consolidated Balance Sheets at fair market value. The continued wind-down of the official check business resulted in a decrease in its investment portfolio balance during the year ended December 31, 2012.

The Company’s interest rate-sensitive liabilities are its debt instruments. The Company’s senior secured term loan facility is subject to variable interest rates. The Company has interest rate swaps on $5.0 billion of the variable rate debt that convert it to fixed rates that expire in September 2016. In addition, the Company has a fixed to floating interest rate swap with a notional value of $750 million expiring in June 2019, to maintain its ratio of fixed to floating rate debt.  Therefore, as of December 31, 2012, the Company had approximately $4.1 billion of variable rate debt that is not subject to a fixed rate swap and includes the fixed to floating interest rate swap.

Using the December 31, 2012 balances, a 10% proportionate increase in short-term interest rates on an annualized basis compared to the interest rates as of December 31, 2012, which for the three month LIBOR was 0.3060%, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of $0.5 million. The $0.5 million decrease to pretax income (due to a 10% increase in variable rates as of December 31, 2012) is a combination of the following: a) $1.1 million increase in interest expense related to the Company’s balance of variable interest rate debt, net of interest rate swaps, and b) $0.6 million increase in interest income associated with operating cash balances, settlement related cash balances, and investment positions. Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax income. Actual interest rates could change significantly more than 10%. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

The Company is exposed to changes in currency rates as a result of its investments in foreign operations, revenues generated in currencies other than the U.S. dollar and foreign currency denominated loans. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates.

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which the Company’s revenues and profits are denominated would result in a decrease to pretax income of approximately $0.2 million. The decrease results from an $80.1 million decrease related to a euro-denominated term loan held by the Company as well as a $12.2 million decrease related to three euro-denominated cross-currency swaps held by the Company, assuming consistent operating results as the twelve months preceding December 31, 2012. This decrease is partially offset by a $77.3 million increase related to foreign exchange on intercompany loans and a $14.8 million increase related to foreign exchange on foreign currency earnings. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2012.  Our audits also include the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Data Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 19, 2013

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in millions)	2012	2011	2010
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$3,896.3	$3,692.8	$3,521.3
Check services	313.9	338.2	378.8
Card services	1,737.7	1,750.6	1,735.8
Other services	504.2	548.4	545.6
Product sales and other (a)	866.7	852.1	809.3
Reimbursable debit network fees, postage and other	3,361.5	3,531.5	3,389.6
	10,680.3	10,713.6	10,380.4

Expenses:
Cost of services (exclusive of items shown below)	2,863.5	2,888.4	3,023.3
Cost of products sold	336.3	369.6	375.2
Selling, general and administrative	1,825.4	1,693.7	1,579.7
Reimbursable debit network fees, postage and other	3,361.5	3,531.5	3,389.6
Depreciation and amortization	1,191.6	1,245.0	1,414.4
Other operating expenses:
Restructuring, net	23.1	46.4	72.0
Impairments	5.1	—	11.5
Litigation and regulatory settlements	—	(2.5)	(2.0)
	9,606.5	9,772.1	9,863.7
Operating profit	1,073.8	941.5	516.7
Interest income	8.8	7.9	7.8
Interest expense	(1,897.8)	(1,833.1)	(1,796.6)
Other income (expense)	(94.3)	124.1	(15.9)
	(1,983.3)	(1,701.1)	(1,804.7)
Loss before income taxes and equity earnings in affiliates	(909.5)	(759.6)	(1,288.0)
Income tax benefit	(224.0)	(270.1)	(323.8)
Equity earnings in affiliates	158.2	153.4	117.3
Net loss	(527.3)	(336.1)	(846.9)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	173.6	180.0	174.9
Net loss attributable to First Data Corporation	$(700.9)	$(516.1)	$(1,021.8)

(a)         Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $159.8 million, $146.0 million and $134.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in millions)	2012	2011	2010
Net loss	$(527.3)	$(336.1)	$(846.9)
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	0.2	0.8	27.5
Unrealized gains on hedging activities	72.2	99.6	70.3
Pension liability adjustments	(38.6)	(23.9)	28.5
Foreign currency translation adjustment	15.7	(44.9)	(84.6)
Total other comprehensive income, net of tax	49.5	31.6	41.7
Comprehensive loss	(477.8)	(304.5)	(805.2)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	176.9	173.1	171.8
Comprehensive loss attributable to First Data Corporation	$(654.7)	$(477.6)	$(977.0)

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except common stock share amounts)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$608.3	$485.7
Accounts receivable, net of allowance for doubtful accounts of $33.3 (2012) and $18.1 (2011)	1,847.7	1,848.6
Settlement assets	9,173.8	10,658.3
Other current assets	253.6	322.9
Total current assets	11,883.4	13,315.5
Property and equipment, net of accumulated depreciation of $1,024.3 (2012) and $842.9 (2011)	855.8	935.9
Goodwill	17,282.5	17,204.6
Customer relationships, net of accumulated amortization of $3,839.0 (2012) and $3,212.7 (2011)	3,756.3	4,425.4
Other intangibles, net of accumulated amortization of $1,544.0 (2012) and $1,282.2 (2011)	1,828.6	1,879.2
Investment in affiliates	1,413.1	1,490.6
Long-term settlement assets	54.3	181.0
Other long-term assets	825.0	844.1
Total assets	$37,899.0	$40,276.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$260.9	$205.9
Short-term and current portion of long-term borrowings	257.1	133.4
Settlement obligations	9,226.3	10,837.8
Other current liabilities	1,600.6	1,643.1
Total current liabilities	11,344.9	12,820.2
Long-term borrowings	22,528.9	22,521.7
Long-term deferred tax liabilities	509.5	695.4
Other long-term liabilities	821.9	763.6
Total liabilities	35,205.2	36,800.9
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	67.4	67.4
First Data Corporation stockholder’s (deficit) equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2012 and 2011)	—	—
Additional paid-in capital	7,341.5	7,375.2
Paid-in capital	7,341.5	7,375.2
Accumulated loss	(7,387.8)	(6,680.2)
Accumulated other comprehensive loss	(552.2)	(598.4)
Total First Data Corporation stockholder’s (deficit) equity	(598.5)	96.6
Noncontrolling interests	3,224.9	3,311.4
Total equity	2,626.4	3,408.0
Total liabilities and equity	$37,899.0	$40,276.3

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in millions)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(527.3)	$(336.1)	$(846.9)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,330.9	1,344.2	1,526.0
Charges (gains) related to other operating expenses and other income (expense)	122.5	(77.7)	97.4
Other non-cash and non-operating items, net	(40.2)	27.7	265.6
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	(49.8)	256.7	224.7
Other assets, current and long-term	260.0	239.3	298.3
Accounts payable and other liabilities, current and long-term	(34.6)	(1.2)	(386.1)
Income tax accounts	(294.1)	(337.3)	(424.3)
Net cash provided by operating activities	767.4	1,115.6	754.7
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(32.9)	(19.2)	(1.8)
Contributions to equity method investments	(7.9)	(161.5)	(1.4)
Payments related to other businesses previously acquired	(4.4)	3.2	(1.4)
Proceeds from dispositions, net of expenses paid and cash disposed	—	1.7	21.2
Proceeds from sale of property and equipment	8.0	17.1	5.5
Additions to property and equipment	(193.1)	(202.9)	(210.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(177.2)	(201.9)	(159.6)
Other investing activities	10.4	4.9	18.4
Net cash used in investing activities	(397.1)	(558.6)	(329.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	99.1	(107.3)	75.1
Accrued interest funded upon issuance of notes	6.5	—	—
Debt modification proceeds (payments) and related financing costs	10.8	(39.7)	(61.2)
Principal payments on long-term debt	(83.3)	(104.5)	(220.4)
Proceeds from sale-leaseback transactions	13.8	14.2	—
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(261.9)	(327.3)	(216.1)
Contributions from noncontrolling interests	—	0.8	—
Purchase of noncontrolling interests	(25.1)	—	(213.3)
Redemption of Parent’s redeemable common stock	(1.7)	(0.5)	(2.5)
Cash dividends	(6.7)	(0.2)	(14.9)
Net cash used in financing activities	(248.5)	(564.5)	(653.3)
Effect of exchange rate changes on cash and cash equivalents	0.8	(16.3)	0.3
Change in cash and cash equivalents	122.6	(23.8)	(227.5)
Cash and cash equivalents at beginning of period	485.7	509.5	737.0
Cash and cash equivalents at end of period	$608.3	$485.7	$509.5

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

		First Data Corporation Shareholder
(in millions)	Total	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2009	$5,100.1	$(5,127.3)	$(681.7)	—	$7,394.3	$3,514.8

Distributions and dividends paid to noncontrolling interests	(188.5)					(188.5)
Purchase of noncontrolling interest	(5.0)				(7.5)	2.5
Net (loss) income (a)	(881.9)	(1,021.8)				139.9
Other comprehensive income (loss)	41.7		44.8			(3.1)
Adjustment to redemption value of redeemable noncontrolling interests	(7.0)				(7.0)
Stock compensation expense and other	15.4	0.1			15.3
Cash dividends paid by First Data Corporation to Parent	(14.9)	(14.9)
Balance, December 31, 2010	4,059.9	(6,163.9)	(636.9)	—	7,395.1	3,465.6

Distributions and dividends paid to noncontrolling interests	(296.1)					(296.1)
Contributions from noncontrolling interests	0.8					0.8
Net (loss) income (a)	(368.1)	(516.1)				148.0
Other comprehensive income (loss)	31.6		38.5			(6.9)
Adjustments to redemption value of redeemable noncontrolling interest	(38.6)				(38.6)
Stock compensation expense and other	18.7				18.7
Cash dividends paid by First Data Corporation to Parent	(0.2)	(0.2)
Balance, December 31, 2011	3,408.0	(6,680.2)	(598.4)	—	7,375.2	3,311.4

Distributions and dividends paid to noncontrolling interests	(225.9)					(225.9)
Net (loss) income (a)	(563.3)	(700.9)				137.6
Other comprehensive income	49.5		46.2			3.3
Stock compensation expense and other	12.4				12.4
Cash dividends paid by First Data Corporation to Parent	(6.7)	(6.7)
Purchase of noncontrolling interest	(47.6)				(46.1)	(1.5)
Balance, December 31, 2012	$2,626.4	$(7,387.8)	$(552.2)	—	$7,341.5	$3,224.9

(a)         The total net loss presented in the Consolidated Statements of Equity for the twelve months ended December 31, 2012, 2011 and 2010 is $36.0 million, $32.0 million and $35.0 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interests not included in equity.

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

The Company consolidates an entity’s financial statements when the Company either will absorb a majority of the entity’s expected losses or residual returns, in the case of a variable interest entity, or has the ability to exert control over a subsidiary. Control is normally established when ownership interests exceed 50% in an entity; however, when the Company does not exercise control over a majority-owned entity as a result of other investors having rights over the management and operations of the entity, the Company accounts for the entity under the equity method. As of December 31, 2012 and 2011, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated.

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

	Year ended December 31,
(in millions)	2012	2011	2010
Amortization of initial payments for new contracts	$44.5	$42.5	$38.6
Amortization related to equity method investments	$94.8	$56.7	$73.0

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

Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows:

	Year ended December 31,
(in millions)	2012	2011	2010
Interchange fees and assessments	$18,373.0	$18,826.1	$17,834.8
Debit network fees	2,786.3	2,959.1	2,798.3

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

The sale and leasing of point-of-sale (“POS”) devices (“terminals”) are also reported in “Product sales and other”. Revenue for terminals sold or sold under a sales-type lease transaction is recognized when the following four criteria are met: evidence of an agreement exists, delivery has occurred, the selling price or minimum lease payments are fixed or determinable, and collection of the selling price or minimum lease payments is reasonably assured. Revenue for operating leases is recognized on a straight-line basis over the lease term.

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

Derivative Financial Instruments

The Company utilizes derivative instruments to enhance its ability to manage interest rate risk and foreign exchange risk. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are recorded in either the “Other current assets”, “Other long-term assets”, “Other current liabilities” or “Other long-term liabilities” captions in the Consolidated Balance Sheets. The Company’s policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements.  Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows or a hedge of a net investment in a foreign operation. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity as a component of OCI and then recognized in earnings in the same period or periods during which the hedged item affects earnings. For derivatives that qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent the hedge is effective. Any ineffective portions of cash flow hedges and net investment hedges are recognized in the “Other income (expense)” line in the Consolidated Statements of Operations during the period of change. Additional discussion of derivative instruments is provided in Note 6 of these Consolidated Financial Statements.

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

The Company’s contingent obligation relates to imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “Cost of services” in the Company’s Consolidated Statements of

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operations. The amount of the reserves attributable to entities consolidated by the Company was $23.4 million and $31.6 million as of December 31, 2012 and 2011, respectively.

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

	As of December 31,
(in millions)	2012	2011
Accrued warranty balances	$10.9	$11.4
Accrued recovery balances	$24.8	$26.8

Accrued warranties are included in “Other current liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets. The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.3 billion as of December 31, 2012 which represented an estimate of the total uncleared checks at that time.

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

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory requirements are included in “Other long-term assets” in the Consolidated Balance Sheets and were immaterial as of December 31, 2012 and 2011.

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

The Company has receivables associated with its point-of-sale (“POS”) terminal leasing businesses. Leasing receivables are included in “Accounts receivable” and “Other long-term assets” in the Consolidated Balance Sheets. The Company recognizes interest income on its leasing receivables using the effective interest method. Interest income from leasing receivables is included in “Product Sales and Other” in the Consolidated Statements of Operations. For direct financing leases, the interest rate used incorporates initial direct costs included in the net investment in the lease. For sales type leases, initial direct costs are expensed as incurred.

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

Year ended December 31, (in millions)	Amount
2012	$284.5
2011	292.1
2010	320.4

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

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. The Company estimates the fair value of each reporting unit using a discounted cash flow analysis. The Company performed its annual goodwill impairment test in the fourth quarters of 2012, 2011 and 2010.  As of October 1, 2012, the most recent impairment analysis date, the fair value of each reporting unit substantially exceeded its carrying value.  The Company did not record any goodwill impairment charges in 2011 or 2010.   Discussion of impairments that were recorded in 2012 is included in Note 7 of these Consolidated Financial Statements.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ranges from three to 25 years. The intangible amortization expense associated with customer relationships and other intangibles, including amortization associated with investments in affiliates, was as follows:

Year ended December 31, (in millions)	Amount
2012	$1,046.4
2011	1,052.1
2010	1,205.6

The value of the First Data trade name is $603.5 million as of December 31, 2012 and 2011. Upon consideration of many factors, including the determination that there are no legal, regulatory or contractual provisions that limit the useful life of the First Data trade name, the Company determined that the First Data trade name had an indefinite useful life. The Company also considered the effects of obsolescence, demand, competition, other economic factors and ability to maintain and protect the trade name without significant expenditures. The First Data trade name is expected to contribute directly or indirectly to the future cash flows of the Company for an indefinite period. As an indefinite lived asset, the First Data trade name is not amortized but is reviewed annually for impairment until such time as it is determined to have a finite life. The First Data trade name was not impaired as of December 31, 2012 or 2011.

The following table provides the components of other intangibles:

	As of December 31,
(in millions)	2012 Cost	2012 Accumulated Amortization	2012 Net of Accumulated Amortization	2011 Cost	2011 Accumulated Amortization	2011 Net of Accumulated Amortization
Customer relationships	$7,595.3	$(3,839.0)	$3,756.3	$7,638.1	$(3,212.7)	$4,425.4

Other intangibles:
Conversion costs	$154.3	$(56.7)	$97.6	$120.9	$(38.9)	$82.0
Contract costs	222.2	(119.6)	102.6	189.9	(88.3)	101.6
Software	1,544.7	(1,098.0)	446.7	1,402.4	(933.0)	469.4
Other, including trade names	1,451.4	(269.7)	1,181.7	1,448.2	(222.0)	1,226.2
Total other intangibles	$3,372.6	$(1,544.0)	$1,828.6	$3,161.4	$(1,282.2)	$1,879.2

The estimated future aggregate amortization expense for the next five years is as follows:

Year ended December 31, (in millions)	Amount
2013	$833.7
2014	748.0
2015	662.7
2016	507.5
2017	427.9

The Company tests contract and conversion costs greater than $1 million for recoverability on an annual basis by comparing the remaining expected undiscounted cash flows under the contract to the net book value. Any assets that are determined to be unrecoverable are written down to their fair value. In addition to this annual test, these assets and all other long lived assets are tested for impairment upon an indicator of potential impairment.  The Company recorded impairment charges relating to other intangibles in 2012 and 2010 as described in Note 7 of these Consolidated Financial Statements.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The specific identification method is used to determine the cost basis of securities sold. As of December 31, 2012 and 2011, all of the debt and equity securities were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of OCI, net of any related tax effect. The Company assesses marketable securities for impairment quarterly. Cost method investments are evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment.  If no such events or changes in circumstances have occurred, the fair value is estimated only if practicable to do so.

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

New Accounting Guidance

In July 2012, the Financial Accounting Standards Board issued guidance related to testing indefinite-lived intangibles for impairment. Under the amended guidance, an entity has the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined that the fair value is more likely than not greater than the carrying amount, then quantitative impairment testing is unnecessary. The Company adopted the amendments for its 2012 annual impairment test. After performing a qualitative assessment, the Company proceeded to a quantitative impairment test.

Note 2: Restructuring

The Company recorded restructuring charges during the three years ended December 31, 2012. Restructuring accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Consolidated Statements of Operations caption in which they were originally recorded. Such reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

	Pretax Benefit (Charge)
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Year ended December 31, 2012
Restructuring charges	$(7.5)	$—	$(18.5)	$(2.2)	$(28.2)
Restructuring accrual reversals	1.0	—	2.8	1.3	5.1
Total pretax charge, net of reversals	$(6.5)	$—	$(15.7)	$(0.9)	$(23.1)

Year ended December 31, 2011
Restructuring charges	$(2.8)	$(10.5)	$(34.2)	$(3.8)	$(51.3)
Restructuring accrual reversals	1.1	—	2.5	1.3	4.9
Total pretax charge, net of reversals	$(1.7)	$(10.5)	$(31.7)	$(2.5)	$(46.4)

Year ended December 31, 2010
Restructuring charges	$(20.3)	$(11.3)	$(28.2)	$(27.7)	$(87.5)
Restructuring accrual reversals	0.7	0.8	10.9	3.1	15.5
Total pretax charge, net of reversals	$(19.6)	$(10.5)	$(17.3)	$(24.6)	$(72.0)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2012. The Company recorded restructuring charges during 2012 primarily related to employee reduction and certain employee relocation efforts in Germany. The Company expects to record approximately $2 million of additional restructuring charges in 2013 in connection with the restructuring event in Germany. Additional restructuring charges were recorded in 2012 in connection with management’s alignment of the business with strategic objectives as well as refinements of estimates. Approximately 650 employees were impacted by the 2012 restructurings. The Company expects to record additional restructuring charges in 2013 associated with similar events and the departure of executive officers.

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

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2011 and 2012:

(in millions)	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2011	$38.7	$0.2
Expense provision	45.0	6.3
Cash payments and other	(62.2)	(5.5)
Changes in estimates	(4.8)	(0.1)
Remaining accrual as of December 31, 2011	16.7	0.9
Expense provision	28.2	—
Cash payments and other	(26.8)	(0.8)
Changes in estimates	(5.0)	(0.1)
Remaining accrual as of December 31, 2012	$13.1	$—

Note 3: Business Combinations, Asset Acquisitions and Dispositions

	Initial Consideration (b)
Businesses and Assets Acquired (a)	Month	Total	Cash
	(in millions)
2012:
Purchase of noncontrolling interest in Omnipay	April	$49.0	$25.1
Clover Network, Inc.	December	56.1	36.1
Merchant portfolio acquisitions		1.9	1.9
		$107.0	$63.1

2011:
Merchant portfolio acquisitions		$19.2	$19.2

2010:
Redemption of Rockmount Investments, LLC (“Rockmount”) put in BAMS (c)		$213.3	$213.3
Merchant portfolio acquisitions		1.8	1.8
		$215.1	$215.1

(a)                  Includes businesses and assets consolidated by the Company upon acquisition.  For information related to equity method investments refer to Note 18 of these Consolidated Financial Statements.

(b)                  Includes cash acquired and debt assumed.

(c)                   Banc of America Merchant Services, LLC (“BAMS”)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2012 Acquisitions

In April 2012, the Company acquired the remaining approximately 30 percent noncontrolling interest in Omnipay for approximately 37.1 million euro, of which 19.0 million euro ($25.1 million) was paid in April 2012 with the remainder to be paid in April 2013.

In December 2012, the Company acquired 100% of Clover Network, Inc., a provider of payment network services for total consideration of $54.1 million, net of cash acquired. The transaction consisted of net cash consideration of $34.1 million as well as a series of contingent payments based on the achievement of specified sales targets. These contingent payments are classified as purchase consideration if made to outside investors and compensation if made to current and future employees.  As part of the purchase price, the Company recorded a $20 million liability for the contingent consideration due to outside investors based upon the net present value of the Company’s estimate of the future payments.   The acquisition will be reported as part of the Retail and Alliance Services segment.

2012 Disposition

During the year ended December 31, 2012, contingent consideration was recorded related to a small divestiture. The transaction called for a series of contingent payments based on revenue over three years. As part of the sale price, the Company recorded a $14 million asset for the contingent consideration due based upon the net present value of the Company’s estimate of future receipts from the buyer.

2011 Disposition

In November 2011, the Company contributed the assets of its transportation business to an alliance in exchange for a 30% noncontrolling interest in that alliance, as discussed in further detail in Note 18 of these Consolidated Financial Statements, and accordingly, the transportation business was deconsolidated.

2010 Redemption

On June 26, 2009, Bank of America N.A. (“BofA”) and the Company, together with Rockmount, an investment vehicle controlled by a third-party investor, formed a new company, BAMS. BAMS provides clients with a comprehensive suite of acquiring and processing payment products for credit and debit cards as well as merchant loyalty, prepaid, check and e-commerce solutions.

At the time of the formation, the Company owned a 48.45% direct voting interest in BAMS and Bank of America N.A. (“BofA”) owned a 46.55% direct voting interest. The remaining stake in BAMS was a 5% non-voting interest held by Rockmount. The Company owned a 40% noncontrolling interest in Rockmount. In May 2010, the third party owning a controlling interest in Rockmount exercised a put right on Rockmount’s beneficial interest in BAMS requiring net cash payments from FDC of $213 million. The redemption amount was based on Rockmount’s capital account balance in BAMS immediately prior to the redemption with an additional adjustment paid by the Company and Bank of America N.A. based on the level of BAMS revenues for the trailing 12 month period ended March 31, 2010. After redemption by Rockmount, the Company owns 51% of BAMS and Bank of America N.A. owns 49%.

2010 Disposition

During 2010, the Company received a contingent payment in connection with the November 2009 sale of a merchant acquiring business.

Other Information

The following table outlines the net assets acquired and net cash paid for acquisitions (at date of acquisition) for businesses and assets other than equity method investments:

	Year ended December 31,
(in millions)	2012	2011	2010
Fair value of net assets acquired	$107.0	$19.2	$215.1
Less non-cash consideration	(43.9)	—	—
Less cash acquired	(2.0)	—	—
Net cash paid for acquisitions	$61.1	$19.2	$215.1

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents changes to goodwill for the years ended December 31, 2011 and 2012:

(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Divested Operations	Totals
Balance as of January 1, 2011
Goodwill	$14,065.7	$3,451.4	$2,657.1	$177.0	$181.3	$20,532.5
Accumulated impairment losses	(1,106.5)	(1,395.2)	(375.6)	(177.0)	(181.3)	(3,235.6)
	12,959.2	2,056.2	2,281.5	—	—	17,296.9
Deconsolidation (a)	(42.8)	—	—	—	—	(42.8)
Purchase price adjustments	—	—	(4.5)	—	—	(4.5)
Other adjustments (primarily foreign currency)	—	—	(45.0)	—	—	(45.0)
Balance as of December 31, 2011
Goodwill	14,022.9	3,451.4	2,607.6	177.0	181.3	20,440.2
Accumulated impairment losses	(1,106.5)	(1,395.2)	(375.6)	(177.0)	(181.3)	(3,235.6)
	12,916.4	2,056.2	2,232.0	—	—	17,204.6
Acquisitions	48.9	—	—	—	—	48.9
Impairments	—	(4.5)	—	—	—	(4.5)
Other adjustments (primarily foreign currency)	—	—	33.5	—	—	33.5
Balance as of December 31, 2012
Goodwill	14,071.8	3,451.4	2,641.1	177.0	181.3	20,522.6
Accumulated impairment losses	(1,106.5)	(1,399.7)	(375.6)	(177.0)	(181.3)	(3,240.1)
	$12,965.3	$2,051.7	$2,265.5	$—	$—	$17,282.5

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

	As of December 31,
(in millions)	2012	2011
Settlement assets:
Current settlement assets:
Cash and cash equivalents	$3,790.4	$1,650.3
Investment securities	125.6	105.7
Due from card associations and bank partners	4,523.4	8,353.3
Due from merchants	734.4	549.0
	9,173.8	10,658.3
Long-term settlement assets:
Investment securities	54.3	181.0
	$9,228.1	$10,839.3
Settlement obligations:
Current settlement obligations:
Payment instruments outstanding	$289.9	$459.6
Card settlements due to merchants	8,936.4	10,378.2
	$9,226.3	$10,837.8

Refer to Note 5 of these Consolidated Financial Statements for information concerning the Company’s investment securities.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5: Investment Securities

The majority of the Company’s investment securities are a component of settlement assets and represent the investment of funds received by the Company from prior sales of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities, excluding those classified as cash equivalents, within current settlement assets primarily consisted of municipal obligations as of December 31, 2012 and of municipal obligations and corporate bonds as of December 31, 2011.  The Company’s long-term settlement assets were primarily comprised of student loan auction rate securities (“SLARS”) as of December 31, 2012 and of SLARS and U.S. Government guaranteed securities as of December 31, 2011. Realized gains and losses and OTTI on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments, primarily cost method investments, which are included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets and are discussed further below. Realized gains and losses on these investments are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 9 of these Consolidated Financial Statements.

The principal components of the Company’s investment securities are as follows:

(in millions)	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)/(c)	Fair Value (d)
As of December 31, 2012
Student loan auction rate securities	$37.6	$1.2	$—	$—	$38.8
Corporate bonds	6.6	—	—	—	6.6
State and municipal obligations	134.5	—	(0.1)	—	134.4
Other	0.1	0.5	—	—	0.6
Total available-for-sale securities	178.8	1.7	(0.1)	—	180.4
Cost method investments	13.4	—	—	—	13.4
Totals	$192.2	$1.7	$(0.1)	$—	$193.8

As of December 31, 2011
Student loan auction rate securities	$169.3	$1.2	$—	$—	$170.5
Corporate bonds	10.3	—	(0.1)	—	10.2
State and municipal obligations	96.0	—	—	—	96.0
U.S. Government guaranteed securities	10.0	—	—	—	10.0
Other	0.1	0.4	—	—	0.5
Total available-for-sale securities	285.7	1.6	(0.1)	—	287.2
Cost method investments	23.7	—	—	—	23.7
Totals	$309.4	$1.6	$(0.1)	$—	$310.9

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

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		More than 12 months			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Unrealized Losses
As of December 31, 2012
State and municipal obligations (a)	$45.3	$—	$0.1	$—	$45.4	$(0.1)

As of December 31, 2011
Corporate bonds	$10.2	$(0.1)	$—	$—	$10.2	$(0.1)

(a)         Unrealized losses less than and greater than 12 months are less than $50,000, respectively.

All of the above investments, with the exception of cost method investments, were classified as available-for-sale. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OCI into the Consolidated Statements of Operations. Unrealized gains and losses on investments carried at fair value are included as a separate component of OCI, net of any related tax effects.

The following table presents additional information regarding available-for-sale securities:

	Year ended December 31,
(in millions)	2012	2011	2010
Proceeds from sales (a)	$156.6	$283.2	$138.1
Gross realized gains included in earnings as a result of sales (a)	4.4	3.6	6.2
Gross realized (losses) included in earnings as a result of sales (a)	—	(2.9)	(3.3)
Gross losses included in earnings as a result of impairment (b)	—	(5.2)	(28.2)
Net unrealized gains or (losses) included in OCI, net of tax	2.9	(2.0)	7.7
Net gains or (losses) reclassified out of OCI into earnings, net of tax	2.7	(2.8)	(19.8)

(a)                  Includes activity resulting from sales, redemptions, liquidations and related matters.

(b)                  In the fourth quarter of 2010, due to new and existing state laws and regulations as well as the Company’s changing views of its use of capital, the Company determined it could no longer assert that it will not more likely than not be required to sell the SLARS prior to the recovery of their fair value to amortized cost.

In January 2013, the company sold approximately $21 million of its holdings in SLARS resulting in a realized gain of $1.0 million.

The following table presents maturity information for the Company’s investments in debt securities as of December 31, 2012:

(in millions)	Fair Value
Due within one year	$125.6
Due after one year through five years	15.3
Due after five years through 10 years	—
Due after 10 years	38.9
Total debt securities	$179.8

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. During the third quarter of 2012, the Company recognized an impairment of $8.7 million related to a cost method investment due to uncertainty regarding the investee’s viability as a going concern. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of December 31, 2012, it was deemed impracticable to estimate the fair value on $8.0 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments.

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

Summary of Derivative Instruments

The Company’s derivative instruments portfolio was comprised of the following:

Notional value (in millions)	As of December 31, 2012		As of December 31, 2011
Interest rate contracts	USD	5,750	USD	5,750
Foreign exchange contracts	EUR	91.1	EUR	91.1
Foreign exchange contracts	AUD	115	AUD	115
Forward-starting interest rate contracts	USD	—	USD	3,000

In January of 2013, the Company’s cross-currency swap with an aggregate notional value of 69.6 million euro expired.  In January and February of 2013, the Company entered into cross-currency swaps with aggregate notional values of 100.0 million Australian dollars and 200.0 million euro that were designated as hedges of net investments in foreign operations.

Derivatives Not Qualifying For Hedge Accounting.  During the twelve months ended December 31, 2012 and 2011, the Company held certain derivative instruments that functioned as economic hedges but no longer qualified or were not designated to qualify for hedge accounting. Such instruments included cross-currency swaps held in order to mitigate foreign currency exposure on intercompany loans and a portion of the Company’s net investment in its European operations, interest rate swaps held in order to mitigate the exposure to interest rate fluctuations on interest payments related to variable rate debt and a fixed to floating interest rate swap held to maintain a desired ratio of fixed and variable rate debt.

Interest rate swaps with a combined notional value of $5.0 billion expired in September 2012. During the third quarter of 2011 and the first quarter of 2012, the Company entered into forward-starting interest rate swaps with a combined notional value of $3.0 billion and $2.0 billion, respectively, all of which became effective upon expiration of the existing instruments. The interest rate swaps are intended to mitigate exposure to fluctuations in interest rates and will expire in September 2016. The Company did not designate the swaps as hedges for accounting purposes.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2011, the Company entered into a fixed to floating interest rate swap in order to preserve the ratio of fixed and floating debt.  The swap has a notional value of $750.0 million and expires on June 15, 2019, but is subject to a mandatory put that will result in cash settlement on June 15, 2015.

During the three months ended March 31, 2011, the Company held a foreign exchange rate collar with a notional value of $1.9 million that expired on March 31, 2011.

During the third quarter of 2010, five interest rate swaps with a total notional balance of $2.5 billion and one basis rate swap with a notional balance of $1.0 billion expired.

As of December 31, 2012 and 2011, the Company held cross-currency swaps not qualifying for hedge accounting with a total notional value of 91.1 million euro (approximately $120.5 million at December 31, 2012). In January of 2013, the Company’s cross-currency swap with an aggregate notional value of 69.6 million euro expired.

During 2012, 2011, and 2010, certain interest rate swaps previously designated as hedges for accounting purposes ceased to qualify for hedge accounting treatment.  The Company therefore de-designated the hedges and ceased to apply hedge accounting from the beginning of the quarter during which the respective de-designations occurred. The amount carried in OCI as of the date of de-designation was subsequently reclassified into earnings in the same periods during which the forecasted transactions affect earnings. As of December 31, 2012, there are no longer any losses carried in OCI related to interest rate swaps that are expected to be reclassified into the Consolidated Statements of Operations.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets, derivative gains and losses in the Consolidated Statements of Operations and accumulated derivative gains and losses in OCI, refer to the tables presented below.

Derivatives That Qualify for Hedge Accounting.

Hedge of a net investment in a foreign operation. As of December 31, 2012 and 2011, the Company held a cross-currency swap with an aggregate notional value of 115.0 million Australian dollars (approximately $119.3 million at December 31, 2012) that was designated as a hedge of a net investment in a foreign operation.

In January and February of 2013, the Company entered into cross-currency swaps that were designated as hedges of net investments in foreign operations, as discussed above.

Cash flow hedges. As of December 31, 2012, the Company did not have any interest rate swaps that were designated as cash flow hedges of the variability in the interest payments on its debt. As of December 31, 2011, the Company held interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $500 million of variable rate senior secured term loans which expired in September 2012. Since December 31, 2011, these designated cash flow hedges ceased to be highly effective in offsetting the variability in the interest payments, due in part to their approaching maturity dates, and were de-designated. Until the de-designation date of these cash flow hedges, the Company followed the hypothetical derivative method to measure hedge ineffectiveness which resulted mostly from the hedges being off-market at the time of designation, and any ineffectiveness was recognized immediately in the Consolidated Statements of Operations.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of December 31, 2012
(in millions)	Assets (a)(c)	Liabilities (b)(c)
Derivatives designated as hedging instruments
Foreign exchange contract	$—	$(32.8)
Derivatives not designated as hedging instruments
Interest rate contracts	90.8	(137.7)
Foreign exchange contracts	10.1	(1.6)
Total derivatives not designated as hedging instruments	100.9	(139.3)
Total derivatives	$100.9	$(172.1)

	As of December 31, 2011
(in millions)	Assets (a)(c)	Liabilities (b)(c)
Derivatives designated as hedging instruments
Interest rate contract	$—	$(12.8)
Foreign exchange contract	—	(27.1)
Total derivatives designated as hedging instruments	—	(39.9)

Derivatives not designated as hedging instruments
Interest rate contracts	$65.4	$(143.9)
Foreign exchange contracts	10.9	(0.7)
Forward-starting interest rate contracts	—	(11.9)
Total derivatives not designated as hedging instruments	76.3	(156.5)
Total derivatives	$76.3	$(196.4)

(a)                  Derivative assets are included in the “Other current assets” and “Other long-term assets” lines of the Consolidated Balance Sheets.

(b)                  Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

(c)                      The Company’s policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements.

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Year ended December 31,
	2012		2011		2010
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$—	—	$61.3	—	$(26.2)	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	(114.9)	—	(93.0)	—	(145.7)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	—	(2.3)	—	(6.3)	—

Derivatives in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$—	(9.2)	$—	(9.4)	$—	(14.8)
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	—	—	—	—	0.5
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$(89.9)	(1.5)	$58.0	2.5	$(61.6)	9.1

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)                  Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.

(b)                  Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income for the years ended December 31, 2012 and 2011 related to derivative instruments classified as cash flow hedges and a net investment hedge held by the Company:

	Year ended December 31,
(in millions, after tax)	2012	2011
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(87.6)	$(181.3)
Less: Reclassifications into earnings from other comprehensive income (loss)	72.2	60.2
	(15.4)	(121.1)
Increase in fair value of derivatives that qualify for hedge accounting (a)	(5.7)	33.5
Accumulated loss included in other comprehensive income (loss) at end of the period	$(21.1)	$(87.6)

(a)                  Gains and losses are included in “Unrealized gains on hedging activities” and in “Foreign currency translation adjustment” on the Consolidated Statements of Comprehensive Income (Loss).

Note 7: Fair Value Measurement

Fair value of financial instruments

Carrying amounts for certain of the Company’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments:

	As of December 31, 2012		As of December 31, 2011
(in millions)	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$125.6	$125.6	$105.7	$105.7
Long-term investment securities	$54.3	$54.3	$181.0	$181.0
Other current assets:
Derivative financial instruments	$11.1	$11.1	$—	$—
Other long-term assets:
Long-term investment securities	$0.5	$0.5	$0.5	$0.5
Cost method investments	$13.4	$13.4	$23.7	$23.7
Derivative financial instruments	$89.8	$89.8	$76.3	$76.3
Other current liabilities:
Derivative financial instruments	$0.3	$0.3	$156.7	$156.7
Long-term borrowings:
Long-term borrowings	$22,528.9	$22,732.6	$22,521.7	$20,189.8
Other long-term liabilities:
Derivative financial instruments	$171.8	$171.8	$39.7	$39.7

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of credit risk

The Company’s investment securities are diversified across multiple issuers within its investment portfolio (investment securities plus cash and cash equivalents). In addition to investment securities, the Company maintains other financial instruments with various financial institutions. The Company’s largest single issuer represents less than 15% of the total carrying value of the investment portfolio and the Company limits its derivative financial instruments credit risk by maintaining contracts with counterparties having a credit rating of “A” or higher. The Company periodically reviews the credit standings of these institutions.

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

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy described above:

	As of December 31, 2012
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$38.8	$38.8
Corporate bonds	—	6.6	—	6.6
State and municipal obligations	—	133.9	—	133.9
Preferred stock	0.6	—	—	0.6
Total settlement assets	0.6	140.5	38.8	179.9

Other current assets:
Interest rate swap contracts	—	1.0	—	1.0
Foreign currency derivative contracts	—	10.1		10.1
Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Interest rate swap contracts	—	89.8	—	89.8
Total assets at fair value	$0.6	$241.9	$38.8	$281.3

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$0.3	$—	$0.3
Other long-term liabilities:
Foreign currency derivative contracts	—	34.4	—	34.4
Interest rate swap contracts	—	137.4	—	137.4
Contingent consideration	—	—	20.0	20.0
Total liabilities at fair value	$—	$172.1	$20.0	$192.1

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

Settlement assets - student loan auction rate securities.  Due to the lack of observable market activity for the SLARS held by the Company as of December 31, 2012, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy. A 50 basis point change in liquidity risk premium, as well as slight changes in other unobservable inputs including default probability and default recovery rate assumptions and the probability of an issuer call prior to maturity, would impact the value of the SLARS by approximately $1 million. For additional information regarding sales, settlements and impairments of the SLARS, refer to Note 5 of these Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance as of January 1, 2011	$341.1
Total gains or losses (realized or unrealized):
Included in other comprehensive income	1.2
Included in product sales and other (a)	(4.5)
Sales	(158.4)
Settlements	(8.9)
Transfers in (out) of Level 3	—
Ending balance as of December 31, 2011	170.5
Total realized gains included in product sales and other	4.4
Sales	(135.6)
Settlements	(0.5)
Transfers in (out) of Level 3	—
Ending balance as of December 31, 2012	$38.8

(a)         Includes impairments of $5.2 million for the year ended December 31, 2011.

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

Contingent liabilities.  As discussed in Note 3 of these Consolidated Financial Statements, during the year ended December 31, 2012, contingent consideration was recorded related to the acquisition of Clover Network, Inc. The transaction called for cash consideration as well as a series of contingent payments based on the achievement of specified sales targets. These contingent payments are classified as purchase consideration if made to outside investors and compensation if made to current and future employees. As part of the purchase price, the Company recorded a $20 million liability for the contingent consideration due to outside investors based upon the net present value of the Company’s estimate of the future payments. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date. The primary assumption is the estimated number of merchant locations that will be using the software in the next four years.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Contingent consideration
Beginning balance as of January 1, 2012	$—
Initial estimate of contingent consideration	20.0
Contingent consideration payments	—
Change in fair value of contingent consideration	—
Ending balance as of December 31, 2012	$20.0

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the year ended December 31, 2012, the Company recorded impairments totaling approximately $22 million on assets with a total carrying value of approximately $42 million due to the sale, expected sale or discontinued use of certain assets. Approximately $5 million of the total impairments related to one business in the Financial Services segment and was recorded in the “Impairments” line in the Consolidated Statement of Operations, while the remaining amounts were individually insignificant and were recorded in the “Cost of services” line. The impairments related to property and equipment, customer relationships, software, and goodwill. In addition, the Company impaired a strategic investment with a total carrying value of $8.7 million within the Retail and Alliance Segment as discussed in Note 5. The impairment was recorded in the “Other income (expense)” line in the Consolidated Statement of Operations.

During the year ended December 31, 2011, the Company did not record any adjustments to the carrying value of existing assets based on non-recurring fair value measurements.

During the year ended December 31, 2010, the Company recorded impairments in the Retail and Alliance and International segments totaling $11.5 million on assets with a total carrying value of $11.7 million, as a result of changes in management’s expectations with respect to projected cash flows, ongoing negative cash flows for certain assets or asset groups or due to the discontinued use of certain assets. The impairments related to property and equipment, customer relationships, software, other intangibles, and other long-term assets and were recorded in the “Impairments” line in the Consolidated Statement of Operations.

The fair values of the impaired assets were estimated primarily using a discounted cash flow analysis for 2012 and an income approach for 2010, both based on management’s current cash flow projections and using assumptions that management believed were consistent with market participant assumptions. The inputs to the valuations were largely unobservable, and the measurements were accordingly classified as Level 3. The majority of these assets were deemed fully impaired. All key assumptions and valuations were determined by and are the responsibility of management. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. The fair value will be measured on a non-recurring basis. Significant judgment is employed in determining the appropriateness of these assumptions.

Also during the year ended December 31, 2012, contingent consideration was recorded related to a small divestiture. The transaction called for a series of contingent payments based on revenue over three years. As part of the sale price, the Company recorded a $14 million asset for the contingent consideration due based upon the net present value of the Company’s estimate of future receipts from the buyer.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8: Borrowings

	As of December 31,
(in millions)	2012	2011
Short-term borrowings
Senior secured revolving credit facility	$—	$—
Foreign lines of credit and other arrangements	177.2	76.4
Total short-term borrowings	177.2	76.4

Current portion of long-term borrowings (a):
4.70% Unsecured notes due 2013, net of unamortized discount of $0.4	14.7	—
Capital lease obligations	65.2	57.0
Total current portion of long-term borrowings	79.9	57.0

Long-term borrowings (a):
Senior secured term loan facility due 2014, net of unamortized discount of $1.3 and $9.8	253.9	6,554.9
Senior secured term loan facility due 2017, net of unamortized discount of $12.7	2,658.6	—
Senior secured term loan facility due March 2018, net of unamortized discount of $27.3 and $27.2	4,633.3	4,626.2
Senior secured term loan facility due September 2018, net of unamortized discount of $21.4	728.6	—
7.375% Senior secured first lien notes due 2019, net of unamortized discount of $27.0 and $15.0	1,568.0	735.0
8.875% Senior secured first lien notes due 2020, net of unamortized discount of $13.6 and $15.4	496.4	494.6
6.75% Senior secured first lien notes due 2020, net of unamortized discount of $29.4	2,120.6	—
8.25% Senior secured second lien notes due 2021, net of unamortized discount of $14.3 and $16.1	1,985.4	1,983.6
8.75%/10.00% PIK toggle senior secured second lien notes due 2022 (b), net of unamortized discount of $7.3 and $8.1	992.7	991.9
12.625% Senior unsecured notes due 2021, net of unamortized discount of $21.5 and $24.2	2,978.5	2,975.8
9.875% Senior unsecured notes due 2015	783.5	783.5
10.55% Senior unsecured notes due 2015 (previously senior PIK notes (b))	748.4	748.4
11.25% Senior unsecured subordinated notes due 2016	2,500.0	2,500.0
4.70% Unsecured notes due 2013, net of unamortized discount of $1.1	—	14.0
4.85% Unsecured notes due 2014, net of unamortized discount of $0.3 and $0.5	3.5	3.3
4.95% Unsecured notes due 2015, net of unamortized discount of $1.0 and $1.5	8.8	8.3
Capital lease obligations	68.7	102.2
Total long-term borrowings	22,528.9	22,521.7
Total borrowings	$22,786.0	$22,655.1

(a)                Unamortized discount amounts are as of December 31, 2012 and 2011, respectively.

(b)                Payment In-Kind (“PIK”)

Short-Term Borrowings

FDC had approximately $346 million and $341 million available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity, as of December 31, 2012 and 2011, respectively. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the euro and the Polish zloty. The total amounts outstanding against short-term lines of credit and other arrangements were $177.2 million and $76.4 million as of December 31, 2012 and 2011, respectively. Certain of these arrangements are uncommitted but FDC had $130.0 million and $74.0 million of borrowings outstanding against them as of December 31, 2012 and 2011, respectively. The weighted average interest rates associated with these arrangements were 3.9% and 5.0% for the years ended December 31, 2012 and 2011, respectively. Commitment fees for the committed lines of credit range from 0.156% to 0.8%.

Senior Secured Credit Facilities

Senior Secured Revolving Credit Facility. As of December 31, 2012, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. A portion of the revolving credit facility, $499.1 million, matures on September 24, 2013 while the remaining $1,016.2 million matures between June 24, 2015 and September 24, 2016 subject to certain conditions.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Up to $500 million of the senior secured revolving credit facility is available for letters of credit (of which $45.1 million and $45.0 million of letters of credit were issued under the facility as of December 31, 2012 and 2011, respectively). As of December 31, 2012, $1,470.2 million remained available.

Interest is payable at a rate equal to, at FDC’s option, either (a) LIBOR for deposits in the applicable currency plus an applicable margin or (b) the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 0.50%, plus an applicable margin. The weighted-average interest rates were 5.25% and 5.8% for the years ended December 31, 2012 and 2011, respectively. The commitment fee rate for the unused portion of this facility ranges from 0.50% to 0.75% per year.

Senior Secured Term Loan Facility.  The Company has amounts outstanding under its senior secured term loan facility under separate tranches as shown in the table below.  A portion of each tranche is denominated in euro with the exception of the September 2018 term loan. Interest is payable based upon LIBOR or euro LIBOR plus an applicable margin as shown in the table below.

	U.S. dollar-denominated term loan			Euro-denominated term loan (U.S. dollar equivalent)			Totals
	As of December 31,			As of December 31,			As of December 31,
(in millions)	2012	2011	Rate	2012	2011	Rate	2012	2011
Due September 24, 2014	$130.7	$6,154.2	LIBOR + 275 bps	$123.2	$400.7	euro LIBOR + 275 bps	$253.9	$6,554.9
Due March 24, 2017	$2,424.2		LIBOR + 500 bps	$234.4		euro LIBOR + 500 bps	$2,658.6
Due March 24, 2018	$4,225.1	$4,225.3	LIBOR + 400 bps	$408.2	$400.9	euro LIBOR + 400 bps	$4,633.3	$4,626.2
Due September 24, 2018	$728.6		LIBOR + 500 bps				$728.6

As of December 31, 2012, FDC held interest rate swaps to mitigate exposure to variability in interest payments on the outstanding variable rate senior secured term loan. Refer to Note 6 of these Consolidated Financial Statements for a discussion of the Company’s derivatives.

The original terms of FDC’s senior secured term loan facility required the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. However, in conjunction with debt modifications and amendments over the last several years, proceeds from the issuance of the notes were used to prepay portions of the principal balances of FDC’s senior secured term loans which satisfied the future quarterly principal payments until September 2018. Therefore, the Company made no principal payments during 2011 or 2012. During 2010, the Company paid $96.2 million of principal payments on the senior secured term loan facility in accordance with the original provisions, of which $89.2 million related to the U.S. dollar-denominated loan and $7.0 million related to the euro-denominated loan.

The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by FDC. All obligations under the senior secured loan facility are fully and unconditionally guaranteed by substantially all domestic, wholly-owned subsidiaries of FDC, subject to certain exceptions.

2012 Modifications and Amendments to the Senior Secured Credit Facilities. On March 13, 2012, FDC amended its credit agreement to, among other things:

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The amendment became effective on March 23, 2012 when FDC issued $845 million aggregate principal amount of additional 7.375% senior secured notes due June 15, 2019 (refer to the “7.375% Senior Secured First Lien Notes” section below) and, using the net proceeds therefrom, effected a prepayment of the outstanding 2017 Term Loans under the Amended Credit Agreement of approximately $807 million.

In connection with the debt modification and amendments and the debt offering discussed above, FDC incurred costs of $31.5 million, $27.0 million of which was recorded as discounts on the debt and are being amortized to interest expense over the remaining terms of the loans.

On August 16, 2012, FDC amended its credit agreement to, among other things:

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

In addition on August 16, 2012, the Company issued $1,300 million of 6.75% senior secured notes due November 1, 2020 described below. In accordance with the terms of FDC’s Amended Credit Agreement, FDC used the net proceeds from the issue and sale of approximately $1,266 million to repay a portion of its outstanding senior secured term loans.

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

Also on September 27, 2012, FDC issued and sold $850 million aggregate principal amount of 6.75% senior secured notes due November 1, 2020 described below.

In connection with the September 2012 Joinder Agreement and debt offering, FDC used the net cash proceeds to repay approximately $1,573 million of its outstanding dollar-denominated term loan borrowings maturing in 2014 and to pay related fees and expenses. FDC incurred costs of $21.0 million, $16.3 million of which was recorded as discounts on the debt and are being amortized to interest expense over the remaining terms of the loans.

7.375% Senior Secured First Lien Notes

On March 23, 2012, FDC issued and sold $845 million aggregate principal amount of additional 7.375% senior secured notes due June 15, 2019 in connection with the March 2012 amendment to its Senior Secured Credit Facilities discussed above. The additional notes were issued at 99.5% of the par amount for a discount totaling $4.2 million. The additional notes are treated as a single series with and have the same terms as the previously existing 7.375% notes. The additional notes and the previously existing

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.375% notes vote as one class under the related indenture. Interest on the notes is payable semi-annually on June 15 and December 15 of each year.

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

8.875% Senior Secured First Lien Notes

FDC’s 8.875% senior secured notes due August 15, 2020 require the payment of interest semi-annually on February 15 and August 15 of each year. The notes were issued at 98.387% of the par amount for a discount totaling $8.2 million.

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

6.75% Senior Secured First Lien Notes

On August 16, 2012, FDC issued and sold $1,300 million aggregate principal amount of 6.75% senior secured notes due November 1, 2020. The notes were issued at 99.193% of the par amount for a discount totaling $10.5 million. Interest on the notes will be payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.

On September 27, 2012, FDC issued and sold $850 million aggregate principal amount of additional 6.75% senior secured notes pursuant to the indenture governing the 6.75% senior secured notes that were issued on August 16, 2012.  The additional notes were treated as a single series with the existing 6.75% notes and have the same terms as those notes. The notes were issued at 100.75% of the par amount for a premium totaling $6.4 million.

FDC may redeem the notes, in whole or in part, at any time prior to November 1, 2015, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and a “make-whole premium.” Thereafter, FDC may redeem the notes, in whole or in part, at established redemption prices. In addition, on or prior to November 1, 2015, FDC may redeem up to 35% of the aggregate principal amount of notes with the net cash proceeds from certain equity offerings at established redemption prices.

Senior Secured Second Lien Notes

Interest on the 8.25% cash-pay notes is payable in cash, accrues interest at the rate of 8.25% per annum and is payable semi-annually in arrears on January 15 and July 15. The 8.25% cash-pay notes mature on January 15, 2021.

Cash interest on the PIK toggle notes accrues at a rate of 8.75% per annum and PIK interest accrues at a rate of 10.00% per annum. The initial interest payment on the PIK toggle notes was payable in cash. For any interest period thereafter through and including the interest period ending January 15, 2014, FDC may elect to pay interest on the PIK toggle notes (i) entirely in cash, (ii) entirely by increasing the aggregate principal amount of the outstanding PIK toggle notes or by issuing PIK notes (“PIK Interest”), or (iii) on 50% of the outstanding aggregate principal amount of the PIK toggle notes in cash and on 50% of the outstanding aggregate principal amount of the outstanding PIK toggle notes by increasing the aggregate principal amount of the outstanding PIK toggle notes or by issuing PIK notes (“Partial PIK Interest”). After January 15, 2014, all interest on the PIK toggle notes will be payable in cash. If FDC elects to pay PIK Interest or Partial PIK Interest, FDC will increase the principal amount of the PIK toggle notes or issue PIK toggle notes in an amount equal to the amount of PIK Interest or the portion of Partial PIK Interest payable in PIK toggle notes for the applicable interest payment period to holders of the PIK toggle notes on the relevant record date. As of December 31, 2012 and 2011, FDC elected to pay interest on the notes entirely in cash. The PIK toggle notes mature on January 15, 2022.

FDC may redeem the second lien notes, in whole or in part, at any time prior to January 15, 2016, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the redemption date and a “make-whole premium.” Thereafter, FDC may redeem the second lien notes, in whole or in part, at established redemption prices. In addition, on or prior to January 15,

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Effective December 2011, FDC exchanged substantially all of its 12.625% senior notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable.  FDC may redeem the senior notes, in whole or in part, at any time prior to January 15, 2016, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the redemption date and a “make-whole premium.” Thereafter, FDC may redeem the senior notes, in whole or in part, at established redemption prices. In addition, on or prior to January 15, 2014, FDC may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds from certain equity offerings at established redemption prices.

9.875% Senior Unsecured Notes and 10.55% Senior Unsecured Notes

FDC’s 9.875% senior notes due September 24, 2015 are publicly tradable and require the payment of interest semi-annually on March 31 and September 30.

FDC’s 10.55% senior notes due September 24, 2015 are publicly tradable and require the payment of interest semi-annually on March 31 and September 30. The terms require that interest on these notes up to an including September 30, 2011 be paid entirely by increasing the principal amount of the outstanding notes or by issuing senior PIK notes. Beginning October 1, 2011, interest was payable in cash and the first such payment was in April 2012. During 2011, FDC increased the principal amount of these notes by $73.1 million in accordance with this provision.

11.25% Senior Unsecured Subordinated Notes

FDC’s publicly tradable 11.25% senior subordinated notes due March 31, 2016 require the payment of interest semi-annually on March 31 and September 30.

Deferred Financing Costs

Deferred financing costs were capitalized in conjunction with certain of FDC’s debt issuances and totaled $218.2 million and $269.8 million, as of December 31, 2012 and 2011, respectively. Deferred financing costs are reported in the “Other long-term assets” line of the Consolidated Balance Sheets and are being amortized on a straight-line basis, which approximates the interest method, over the remaining term of the respective debt, with a weighted-average period of 6 years. In addition, lender fees associated with debt modifications and amendments were capitalized as discounts on the debt and are similarly being amortized on a straight-line basis over the remaining term of the respective debt.

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

All senior secured notes are guaranteed on a senior secured basis by each of FDC’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantees FDC’s senior secured credit facilities. Each of the guarantees of the notes is a general senior obligation of each guarantor and rank senior in right of payment to all existing and future subordinated indebtedness of the guarantor subsidiary, including FDC’s existing senior subordinated notes. The notes rank equal in right of payment with all existing and future senior indebtedness of the guarantor subsidiary but are effectively senior to the guarantees of FDC’s existing senior

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unsecured notes and FDC’s existing senior secured second lien notes to the extent of the guarantor subsidiary’s value of the collateral securing the notes. The 7.375% Senior Secured First Lien Notes, 8.875% Senior Secured First Lien Notes, and 6.75% Senior Secured First Lien Notes are effectively equal in right of payment with each other and the guarantees of FDC’s senior secured credit facilities. Each series of notes are effectively subordinated to any obligations secured by liens permitted under the indenture for the particular series of notes and structurally subordinated to any existing and future indebtedness and other liabilities of any subsidiary of a guarantor that is not also a guarantor of the notes.

All senior unsecured notes (i) rank senior in right of payment to all of FDC’s existing and future subordinated indebtedness, (ii) rank equally in right of payment to all of the existing and future senior indebtedness, (iii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iv) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes.

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

All obligations under the senior secured notes, senior secured second lien notes, PIK toggle senior second lien notes, senior unsecured notes, and senior unsecured subordinated notes also contain a number of covenants similar to those described for the senior secured obligations noted above. FDC is in compliance with all applicable covenants.

Debt transactions effected subsequent to December 31, 2012

Debt Offering and Debt Repurchase.  On January 30, 2013, FDC commenced a tender offer to purchase for cash any and all of its outstanding 10.55% senior unsecured notes.  The tender offer expired on February 27, 2013.  Noteholders that validly tendered their notes on or before February 12, 2013 received an early tender premium.  The completion of the tender offer was subject to the debt offering described below and certain other conditions.  In addition, on March 1, 2013, FDC redeemed the outstanding 10.55% senior unsecured notes that were not repurchased upon completion of the tender offer.

On February 13, 2013, the Company issued $785 million aggregate principal amount of 11.25% senior unsecured notes due January 15, 2021.  Interest on the notes will be payable in cash semi-annually on May 15 and November 15 of each year, commencing on November 15, 2013. FDC used the proceeds from the offering to repurchase all of its outstanding 10.55% senior unsecured notes as described above and to pay related fees and expenses.

The notes are unsecured and (i) rank senior in right of payment to any existing and future subordinated indebtedness, including the existing senior subordinated notes; (ii) rank equally in right of payment to any existing and future senior indebtedness; (iii) be effectively junior to all existing and future secured indebtedness, including indebtedness under the senior secured credit facilities, existing senior secured notes, existing senior secured second lien notes and capital leases to the extent of the collateral securing such indebtedness; and (iv) be effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of the non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Company or one of its subsidiary guarantors).

The notes are similarly guaranteed in accordance with their terms by each of FDC’s domestic subsidiaries that guarantee obligations under FDC’s senior secured term loan facility described above.  The notes also contain a number of covenants similar to those described for the senior secured obligations noted above.

FDC may redeem the notes, in whole or in part, at any time prior to January 15, 2016, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and a “make-whole premium.”  Thereafter, FDC may redeem the notes, in whole or in part, at established redemption prices.  In addition, until January 15, 2016, FDC may redeem up to 35% of the aggregate principal amount of the notes at 111.25% with the net cash proceeds of one or more equity offerings.

FDC has agreed to use its reasonably best efforts to register notes with the SEC having substantially identical terms as the 11.25% senior unsecured notes, as part of an offer to exchange freely tradable exchange notes for the 11.25% senior unsecured notes within 360 days after the issue date. If FDC fails to complete the exchange or, if required, to have a shelf registration statement declared effective within that time period (‘‘registration default’’), the annual interest rate on the notes will increase by 0.25%. The

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annual interest rate on the notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 0.50% per year. FDC may subsequently cure the registration default and the applicable interest rate on the unsecured notes will revert to the original rate. If FDC must pay additional interest, it will be paid in cash on the same dates that other interest payments on the notes are made, until the registration default is corrected.

Joinder Agreement to the Senior Secured Credit Facilities. On February 13, 2013, FDC entered into a February 2013 Joinder Agreement relating to its credit agreement, pursuant to which FDC incurred $258 million in new term loans maturing on September 24, 2018.  The interest rate applicable to the new September 2018 Term Loans is a rate equal to, at FDC’s option, either (a) LIBOR for deposits in U.S. dollars plus 500 basis points or (b) a base rate plus 400 basis points.  FDC used the net cash proceeds from the new term loans to repay all of its outstanding term loan borrowings maturing in 2014 and to pay related fees and expenses.

Related Financing Costs. In connection with the debt offering and amendment to the senior secured credit facilities discussed above, the Company incurred lender fees and other expenses of approximately $14 million, excluding premiums paid of approximately $21 million related to the tender offer and debt repurchase.

Other

In November 2011, FDC paid off its 5.625% notes due 2011 for $32.6 million.

In June 2010, FDC paid off its 4.50% notes due 2010 for $13.1 million.

Maturities

The following table presents the future aggregate annual maturities of long-term debt:

Year ended December 31, (in millions)	Par Amount
2013	$80.3
2014	294.0
2015	1,568.0
2016	2,506.6
2017	2,672.0
Thereafter	15,665.4

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9: Supplemental Financial Information

Supplemental Statements of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Year ended December 31,
(in millions)	2012	2011	2010
Investment (losses) and gains	$(7.7)	$—	$2.5
Derivative financial instruments (losses) and gains	(91.4)	58.2	(58.3)
Divestitures, net	—	57.4	18.7
Non-operating foreign currency gains	4.8	5.3	21.2
Other	—	3.2	—
Other income (expense)	$(94.3)	$124.1	$(15.9)

Supplemental Balance Sheet Information

	As of December 31,
(in millions)	2012	2011
Current assets:
Accounts receivable:
Customers	$1,713.8	$1,682.8
Due from unconsolidated merchant alliances	37.0	36.8
Leasing receivables	99.8	93.1
Interest and other receivables	30.4	54.0
	1,881.0	1,866.7
Less allowance for doubtful accounts-other receivables	(29.9)	(14.2)
Less allowance for doubtful accounts-leasing receivables	(3.4)	(3.9)
	$1,847.7	$1,848.6

Other current assets:
Prepaid expenses	$92.0	$113.5
Inventory	72.2	89.3
Deferred and other income tax assets	78.3	120.1
Derivative financial instruments	11.1	—
	$253.6	$322.9

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(in millions)	2012	2011
Property and equipment:
Land	$88.6	$95.8
Buildings	319.4	322.2
Leasehold improvements	51.9	56.1
Equipment and furniture	1,103.4	1,026.2
Equipment under capital lease	316.8	278.5
	1,880.1	1,778.8
Less accumulated depreciation	(1,024.3)	(842.9)
	$855.8	$935.9

Other long-term assets:
Accounts receivable, net of allowance for doubtful accounts of $2.1(2012)	$180.7	$160.3
Leasing Receivables, net of allowance for doubtful accounts of $10.6 (2012) and $10.3 (2011)	277.7	257.6
Investments	13.9	24.2
Regulatory and escrowed cash	5.1	13.9
Derivative financial instruments	89.8	76.3
Deferred financing costs, net of amortization	218.2	269.8
Deferred income tax assets	10.4	10.5
Pension assets	—	13.7
Other	29.2	17.8
	$825.0	$844.1

Other current liabilities:
Accrued interest expense	$496.0	$439.5
Other accrued expenses	554.8	537.5
Compensation and benefit liabilities	307.2	284.6
Derivative financial instruments	0.3	156.7
Due to unconsolidated merchant alliances	8.7	6.9
Other	233.6	217.9
	$1,600.6	$1,643.1

Other long-term liabilities:
Pension obligations	$103.3	$91.1
Derivative financial instruments	171.8	39.7
Income taxes payable	353.0	475.6
Other	193.8	157.2
	$821.9	$763.6

Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows:

	Year ended December 31,
(in millions)	2012	2011	2010
Income tax payments, net of refunds received	$70.1	$67.2	$100.5
Interest paid	$1,793.9	$1,458.2	$1,494.9
Distributions received from equity method investments	$244.5	$194.8	$194.1

Significant non-cash transactions. During 2011 and 2010, the principal amount of FDC’s senior notes due 2015 increased by $73.1 million and $362.5 million, respectively, resulting from the “payment” of accrued interest expense. The decrease in the amount of interest expense accrued during 2011 is due to the December 2010 exchange of notes discussed below.  The terms of FDC’s senior unsecured notes due 2015 require interest to be paid in cash for all periods after October 1, 2011.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2011, the Company exchanged substantially all of its aggregate principal amounts of $3.0 billion of its 12.625% senior notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable.

In December 2010, the Company exchanged $3.0 billion of its 9.875% senior notes due 2015 and $3.0 billion of its 10.550% senior PIK notes due 2015 for $2.0 billion of 8.25% senior second lien notes due 2021, $1.0 billion of 8.75%/10.00% PIK toggle senior second lien notes due 2022 and $3.0 billion of 12.625% senior notes due 2021.

There were no expenditures, other than professional fees, or receipts of cash associated with the registration statement or exchange offer described above.

During 2012, 2011 and 2010, the Company entered into capital leases, net of trade-ins, totaling approximately $55 million, $106 million and $65 million, respectively.

As discussed in Note 3 of these Consolidated Financial Statements, the Company acquired 100% of Clover Network, Inc. and recorded a $20 million liability for the contingent consideration due to outside investors based upon the net present value of the Company’s estimate of the future payments.

Also discussed in Note 3 of these Consolidated Financial Statements, the Company acquired the remaining approximately 30 percent noncontrolling interest in Omnipay for approximately 37.1 million euro, of which 19.0 million euro ($25.1 million) was paid in April 2012 with the remainder to be paid in April 2013.

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

Management Agreement

First Data has a management agreement with affiliates of KKR (the “Management Agreement”) pursuant to which KKR provides management, consulting, financial and other advisory services to the Company. Pursuant to the Management Agreement, KKR receives an aggregate annual management fee and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement provides that KKR also is entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. The Management Agreement terminates automatically upon the consummation of an initial public offering and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. During 2012, 2011 and 2010, the Company incurred $20.1 million, $20.0 million and $20.5 million, respectively, of management fees.

All members of the Company’s Board of Directors are affiliated with KKR.

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

On April 12, 2011, the Company entered into an Amended and Restated Engagement Letter with KCM and others, pursuant to which KCM agreed to assist in arranging and coordinating the Company’s request for an extension of the maturity of certain commitment and loans under its senior secured lending facility.  The Company paid KCM $1.25 million in April 2011 for such services.

On April 13, 2011, the Company entered into a Purchase Agreement with, among others, KCM, in which KCM agreed to serve as one of the initial purchasers for an offering of secured notes and receive a portion of the underwriting commission for the offering.  Under the terms of the agreement, the Company paid underwriting commissions of $0.5 million to KCM.

On February 28, 2012, the Company entered into an Amended and Restated Engagement Letter with KCM and others, pursuant to which KCM agreed to assist in arranging and coordinating the Company’s request for an extension of the maturity of certain commitments and loans under its senior secured lending facility.  The Company paid KCM $0.6 million for such services.

In 2012 and January 2013, KCM assisted the Company in arranging and coordinating the Company’s request for an extension of the maturity of certain commitments and loans under its senior secured lending facility.  The Company paid KCM $2.4 million for such services.  Also during 2012 and January 2013, the Company entered into purchase agreements in which KCM agreed to serve as one of the initial purchasers for offerings of secured notes and receive a portion of the underwriting commissions for the offerings.  Under the terms of the agreements, the Company paid underwriting commissions to KCM of $8.6 million.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2012, 2011 and 2010, the Company paid $12.3 million, $12.0 million and $7.3 million, respectively, of expenses to Capstone Consulting LLC, a consulting company that works exclusively with KKR’s portfolio companies, for consulting, financial and other advisory services provided to the Company.

Note 11: Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options and escalation provisions. The following table presents the amounts associated with total rent expense for operating leases:

Year ended December 31, (in millions)	Amount
2012	$72.4
2011	81.3
2010	83.7

Future minimum aggregate rental commitments as of December 31, 2012 under all noncancelable operating leases, net of sublease income, were $293.3 million and are due in the following years:

Year ended December 31, (in millions)	Amount
2013	$57.3
2014	47.1
2015	37.8
2016	34.4
2017	26.8
Thereafter	89.9

Sublease income is earned from leased space which FDC concurrently subleases to third parties with comparable time periods. As of December 31, 2012, there were no sublease amounts in FDC obligations. In addition, the Company has certain guarantees imbedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company believes the fair value of such guarantees is insignificant due to the likelihood and extent of the potential changes.

Letters of Credit

The Company has $45.1 million in outstanding letters of credit as of December 31, 2012, all of which were issued under the Company’s senior secured revolving credit facility and expire prior to December 10, 2013 with a one-year renewal option. The letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The Company expects to renew most of the letters of credit prior to expiration.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

California’s dismissal of all the claims against the defendants.   On July 26, 2012, the plaintiffs petitioned the Ninth Circuit for rehearing en banc. The Company continues to believe the complaints are without merit and intends to vigorously defend them.

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) Merchant customer matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee, and collection activities; and (3) other matters which may include issues such as employment. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $6 million for patent infringement, $0 to $75 million for merchant customer matters and $0 to $4 million for other matters, resulting in a total estimated range of possible losses of $0 to $85 million for all of the matters described above.

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

As discussed in Note 3 of these Consolidated Financial Statements, during the year ended December 31, 2012, contingent consideration was recorded related to the acquisition of Clover Network, Inc. The transaction called for cash consideration as well as a series of contingent payments based on the achievement of specified sales targets. These contingent payments are classified as purchase consideration if made to outside investors and compensation if made to current and future employees. As part of the purchase price, the Company recorded a $20 million liability for the contingent consideration due to outside investors based upon the net present value of the Company’s estimate of the future payments.

Also during the year ended December 31, 2012, contingent consideration was recorded related to a small divestiture. The transaction called for a series of contingent payments based on revenue over three years. As part of the sale price, the Company recorded a $14 million asset for the contingent consideration due based upon the net present value of the Company’s estimate of future receipts from the buyer.

Note 12: First Data Corporation Stockholder’s Equity and Redeemable Noncontrolling Interests

Dividends

The Company’s senior secured revolving credit facility, senior secured term loan facility, senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior notes and senior subordinated notes contain restrictions on the Company’s ability to pay dividends. The restrictions are subject to numerous qualifications and exceptions, including an exception that allows the Company to pay a dividend to repurchase, under certain circumstances, the equity of Parent held by employees, officers and directors that were obtained in connection with the stock compensation plan. The Company paid cash dividends to its parent totaling $6.7 million during 2012, $0.2 million during 2011, and $14.9 million during 2010.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of OCI are as follows:

(in millions)	Beginning Balance	Pretax Gain (Loss) Amount	Tax (Benefit) Expense	Net-of- Tax Amount	Ending Balance
As of December 31, 2012
Unrealized gains (losses) on securities	$0.9	$0.3	$0.1	$0.2	$1.1
Unrealized gains (losses) on hedging activities	(72.2)	114.9	42.7	72.2	—
Foreign currency translation adjustment	(438.3)	28.4	16.0	12.4	(425.9)
Pension liability adjustments	(88.8)	(61.8)	(23.2)	(38.6)	(127.4)
	$(598.4)	$81.8	$35.6	$46.2	$(552.2)

As of December 31, 2011
Unrealized gains (losses) on securities	$0.1	$1.3	$0.5	$0.8	$0.9
Unrealized gains (losses) on hedging activities	(171.8)	158.6	59.0	99.6	(72.2)
Foreign currency translation adjustment	(400.3)	(79.0)	(41.0)	(38.0)	(438.3)
Pension liability adjustments	(64.9)	(38.8)	(14.9)	(23.9)	(88.8)
	$(636.9)	$42.1	$3.6	$38.5	$(598.4)

As of December 31, 2010
Unrealized gains (losses) on securities	$(27.4)	$44.0	$16.5	$27.5	$0.1
Unrealized gains (losses) on hedging activities	(242.1)	115.2	44.9	70.3	(171.8)
Foreign currency translation adjustment	(318.8)	(65.5)	16.0	(81.5)	(400.3)
Pension liability adjustments	(93.4)	44.9	16.4	28.5	(64.9)
	$(681.7)	$138.6	$93.8	$44.8	$(636.9)

The net-of-tax Foreign currency translation adjustment presented above for the year ended December 31, 2012, 2011 and 2010 is different than the amount presented on the Consolidated Statements of Comprehensive Income (Loss) by $3.3 million, $6.9 million and $3.1 million, respectively, due to the foreign currency translation adjustment related to noncontrolling interests not included above.

Other First Data Corporation Stockholder’s Equity Transactions

The following table presents the effects of changes in FDC’s ownership interest in Omnipay and its BAMS alliance on FDC’s equity:

	Year ended December 31,
(in millions)	2012	2011	2010
Net loss attributable to FDC	$(700.9)	$(516.1)	$(1,021.8)
Transfers from noncontrolling interests:
Decrease in FDC’s paid-in capital for loss recognized from purchase of noncontrolling interest, including tax effect	(46.1)	—	(7.5)
Change in net loss attributable to FDC and transfers from noncontrolling interests	$(747.0)	$(516.1)	$(1,029.3)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interest

The following table presents a summary of the redeemable noncontrolling interest activity in 2012 and 2011:

(in millions)	Redeemable Noncontrolling Interest
Balance as of January 1, 2011	$28.1
Distributions	(31.2)
Share of income	32.0
Adjustment to redemption value of redeemable noncontrolling interest	38.6
Other	(0.1)
Balance as of December 31, 2011	67.4
Distributions	(36.0)
Share of income	36.0
Balance as of December 31, 2012	$67.4

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

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was as follows:

Year ended December 31, (in millions)	Amount
2012	$12.4
2011	17.6
2010	17.1

The Company has a deferred compensation plan for non-employee directors that allows each of these directors to defer their annual compensation. The plan is unfunded. For purposes of determining the investment return on the deferred compensation, each director’s account is treated as if credited with a number of shares of Holdings stock determined by dividing the deferred compensation amount by the first Board approved fair value of the stock during the year. The account balance will be paid in cash upon termination of Board service, certain liquidity events or other certain events at the fair value of the stock at the time of settlement. Due to the cash settlement provisions, the account balances are recorded as a liability and are adjusted to fair value quarterly. As of December 31, 2012, the balance of this liability was $0.8 million.

Stock Options

During the years ended December 31, 2012, 2011 and 2010, time-based options were granted under the stock plan and during the years ended December 31, 2011 and 2010, performance-based options were granted under the stock plan. The time-based options and performance-based options have a contractual term of 10 years. Time-based options vest equally over a three to five year period from the date of issuance and performance-based options vest based upon the Company achieving certain EBITDA targets. The

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options also have certain accelerated vesting provisions that become effective upon a change in control, a qualified public offering, or certain termination events.

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

As of December 31, 2012 there was approximately $99 million of total unrecognized compensation expense related to non-vested stock options. Approximately $5 million will be recognized over a period of approximately two years while approximately $94 million will only be recognized upon a qualified public offering or certain liquidity or employment termination events.

During 2012, 2011, and 2010, Holdings paid $3.1 million, $2.9 million, and $21.9 million, respectively, to repurchase shares from employees that terminated employment with the Company.

The fair value of Holdings stock options granted for the years ended December 31, 2012, 2011 and 2010 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions (excluding the effect of stock plan modifications):

	Year ended December 31,
	2012	2011	2010
Risk-free interest rate	1.45%	2.86%	3.03%
Dividend yield	—	—	—
Volatility	51.77%	54.65%	51.40%
Expected term (in years)	7	7	7
Fair value of stock (a)	$3.00	$3.00	$3.00
Fair value of options	$1.60	$1.73	$1.66

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

A summary of Holdings stock option activity for the year ended December 31, 2012 is as follows:

(options in millions)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding as of January 1, 2012	73.0	$3.00
Granted	8.0	$3.00
Exercised	(0.4)	$3.50
Cancelled / Forfeited	(3.0)	$3.00
Outstanding as of December 31, 2012	77.6	$3.00	7 years
Options exercisable as of December 31, 2012	27.5	$3.00	6 years

The total intrinsic value and amount paid related to stock options exercised during the twelve months ended December 31, 2012 was $0.2 million and no shares were exercised during 2011 or 2010.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during 2012, 2011 and 2010. Grants were made as incentive awards. The restrictions on the awards granted subsequent to the modifications described above will lapse upon a qualified public offering, a change in control or certain employment termination or liquidity events. As such, the Company is not recognizing expense on awards granted subsequent to the modifications described above. The Company is continuing to recognize expense on the restricted stock awards granted prior to the modifications described above based on the original grant date fair value amortized over the remaining original vesting schedule. As of December 31, 2012 there was approximately $41 million of total unrecognized compensation expense related to restricted stock. Approximately $0.1 million will be recognized over a period of approximately two years with the remainder recognized upon the occurrence of certain liquidity or employment termination events.

During 2012, 2011, and 2010, the Company paid $1.5 million, $0.5 million, and $2.5 million, respectively, to repurchase stock awards from employees that terminated employment with the Company.

A summary of Holdings restricted stock award and restricted stock unit activity for the year ended December 31, 2012 is as follows:

(awards/units in millions)	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1, 2012	10.9	$3.14
Granted	4.0	$3.00
Vested	(0.7)	$4.74
Cancelled / Forfeited	(0.6)	$3.16
Non-vested as of December 31, 2012	13.6	$3.00

The total fair value of shares vested (measured as of the date of vesting) during the twelve months ended December 31, 2012, 2011 and 2010 was $2.5 million, $0.5 million, and $2.4 million, respectively.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the aggregate amounts charged to expense in connection with these plans:

Year ended December 31, (in millions)	Amount
2012	$45.2
2011	42.7
2010	41.1

Defined Benefit Plans

The Company has a defined benefit pension plan which is frozen and covers certain full-time employees in the U.S. The Company also has separate plans covering certain employees located primarily in the United Kingdom, Germany, Greece and Austria.

In December 2011, the Company received judicial confirmation that a change in U.K. law restricted the Company’s ability to eliminate the effects of future compensation increases on the plan’s benefits associated with a curtailment recorded in 2009.  As a result, benefits related to future compensation increases were reinstated but the plan remained frozen to benefit accruals related to length of service and all other factors.  The Company recorded a loss of approximately $7 million, net of income taxes, in other comprehensive income in 2011.  In December 2012, the Company initiated actions to freeze the plan benefits related to future salary increases subject to participant approval.  The Company expects to record a curtailment gain in other comprehensive income in 2013.

The Company uses December 31 as the measurement date for its plans.

The following table provides a reconciliation of the changes in the plans’ projected benefit obligations and fair value of assets for the years ended December 31, 2012 and 2011, as well as a statement of the funded status as of the respective period ends.

	As of December 31,
(in millions)	2012	2011
Change in benefit obligation
Benefit obligation at beginning of period	$798.5	$725.9
Service costs	5.0	6.1
Interest costs	37.7	39.8
U.K. plan benefit reinstatement	—	10.9
Actuarial (gain)/loss	79.0	35.7
Termination benefits (a)	0.1	0.9
Benefits paid	(29.8)	(27.5)
Foreign currency translation	18.6	6.7
Benefit obligation at end of period	909.1	798.5
Change in plan assets
Fair value of plan assets at the beginning of period	721.1	656.3
Actual return on plan assets	61.0	53.9
Company contributions	31.6	29.9
Benefits paid	(26.4)	(25.7)
Foreign currency translation	18.5	6.7
Fair value of plan assets at end of period	805.8	721.1
Funded status of the plans	$(103.3)	$(77.4)

(a)                  Related to restructuring activities in Europe.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
(in millions)	2012	2011
U.K. plan:
Plan benefit obligations	$(659.5)	$(574.7)
Fair value of plan assets	658.3	588.4
Net pension (liabilities) assets (a) (b)	(1.2)	13.7

U.S. and other foreign plans:
Plan benefit obligations	(249.6)	(223.8)
Fair value of plan assets	147.5	132.7
Net pension liabilities (b)	$(102.1)	$(91.1)
Funded status of the plans	$(103.3)	$(77.4)

(a)                  Pension assets are included in the “Other long-term assets” line of the Consolidated Balance Sheets.

(b)                  Pension liabilities are included in the “Other long-term liabilities” line of the Consolidated Balance Sheets.

The accumulated benefit obligation for all defined benefit pension plans was $896.7 million and $786.8 million as of December 31, 2012 and 2011, respectively.

The following table summarizes the activity in other comprehensive income, net of tax:

	Year ended December 31,
(in millions)	2012	2011	2010
Total unrecognized gain/(loss) included in other comprehensive income at the beginning of period	$(88.8)	$(64.9)	$(93.4)
Unrecognized gain/(loss) arising during the period	(39.9)	(17.7)	27.1
U.K. plan benefit reinstatement	—	(7.0)	—
Amortization of deferred gains/(losses) to net periodic benefit expense (a)	1.3	0.8	1.4
Total unrecognized gain/(loss) included in other comprehensive income at end of period	$(127.4)	$(88.8)	$(64.9)

(a)                  Expected amortization of deferred losses to net periodic benefit expense in 2013 is $4.0 million pretax.

Amounts recorded in other comprehensive income represent unrecognized net actuarial gains and losses. The Company does not have net transition assets or obligations.

The following table provides the components of net periodic benefit cost for the plans:

	Year ended December 31,
(in millions)	2012	2011	2010
Service costs	$5.0	$6.1	$3.1
Interest costs	37.7	39.8	40.0
Expected return on plan assets	(44.7)	(46.5)	(40.4)
Amortization	2.1	1.3	2.2
Net periodic benefit expense	$0.1	$0.7	$4.9

Assumptions. The weighted-average rate assumptions used in the measurement of the Company’s benefit obligations are as follows:

	As of December 31,
	2012	2011	2010
Discount rate	4.29%	4.75%	5.40%
Rate of compensation increase (a)	3.95%	3.77%	4.00%

(a)                  The rate of compensation increases generally apply to active plans.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average rate assumptions used in the measurement of the Company’s net cost are as follows:

	Year ended December 31,
	2012	2011	2010
Discount rate	4.71%	5.21%	5.55%
Expected long-term return on plan assets	6.11%	6.83%	6.86%
Rate of compensation increase (a)	3.60%	4.24%	4.00%

(a)                  The rate of compensation increases generally apply to active plans.

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

Plan assets. The Company’s pension plan target asset allocation, based on the investment policy as of December 31, 2012, is as follows:

	Target	Target
	allocation	allocation
Asset Category	U.S. plans	Foreign plans
Equity securities	40%	60%
Debt securities	60%	40%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and global equity investments. In addition, private equity securities comprise a very small part of the equity allocation. The fixed income allocation is a combination of fixed income investment strategies designed to contribute to the total rate of return of all plan assets while minimizing risk and supporting the duration of plan liabilities.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value measurements. Financial instruments included in plan assets carried and measured at fair value on a recurring basis are classified in the table below according to the hierarchy described in Note 7 of these Consolidated Financial Statements:

	As of December 31, 2012
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Investments:
Cash and cash equivalents	$0.6	$—	$—	$0.6
Registered investment companies:
Cash management fund	1.8	—	—	1.8
Equity funds	58.8	—	—	58.8
Fixed income securities	—	42.6	—	42.6
Private investment funds—redeemable (a)	—	698.6	—	698.6
Private investment funds—non-redeemable	—	—	0.1	0.1
Insurance annuity contracts	—	—	3.3	3.3
Total investments at fair value	$61.2	$741.2	$3.4	$805.8

(a)                  42% of portfolio is invested in equity index funds, 57% in fixed income investments and 1% in other investments.

	As of December 31, 2011
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Investments:
Cash and cash equivalents	$3.2	$—	$—	$3.2
Registered investment companies:
Cash management fund	1.0	—	—	1.0
Equity funds	49.1	—	—	49.1
Fixed income funds	14.2	—	—	14.2
Fixed income securities	—	35.1	—	35.1
Private investment funds—redeemable (a)	—	613.1	—	613.1
Private investment funds—non- redeemable	—	—	1.0	1.0
Insurance annuity contracts	—	—	4.4	4.4
Total investments at fair value	$67.5	$648.2	$5.4	$721.1

(a)              46% of portfolio is invested in equity index funds and 54% in fixed income investments.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in millions)	Insurance annuity contracts	Private investment funds non-redeemable
Beginning balance as of January 1, 2011	$4.4	$0.3
Transfer in from level 2 (a)	—	1.4
Settlements	—	(0.7)
Ending balance as of December 31, 2011	4.4	1.0
Actual return on plan assets	—	0.1
Settlements	(1.1)	(1.0)
Ending balance as of December 31, 2012	$3.3	$0.1

(a)                  The plans value transfers into Level 3 utilizing values as of the beginning of the period.

Registered investment companies. The Company’s domestic plan has investments in shares of mutual funds, primarily large cap, international and global equity funds, that are registered with the Securities and Exchange Commission. Prices of these funds are based on Net Asset Values (“NAV”) calculated by the funds and are publicly reported on national exchanges. The plan measures fair value of these investments using the NAV provided by the fund managers.

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

Contributions. Contributions to the plans in 2013 are expected to be approximately $42 million.

The estimated future benefit payments, which reflect expected future service, are expected to be as follows:

Year ended December 31, (in millions)	Amount

2013	$26.4
2014	27.3
2015	29.3
2016	32.1
2017	33.6
2018-2022	199.6

The Company’s post-retirement health care and other insurance benefits for retired employees are limited and immaterial.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The business segment measurements provided to and evaluated by the CODM are computed in accordance with the principles listed below.

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

•                           stock based compensation and related expense is excluded;

•                           official check and money order businesses’ EBITDA are excluded;

•                           expenses related to the reorganization of global application development resources (applicable to 2010 ), expenses associated with domestic data center consolidation initiatives and planned workforce reduction expenses (applicable to 2010 ), certain platform development and other costs directly associated with the termination of the Chase Paymentech Solutions alliance, and expenses related to the conversion of certain BAMS alliance merchant clients onto the Company’s platforms all of which are considered nonrecurring projects (excludes costs accrued in purchase accounting).  Effective October 1, 2011, First Data and Bank of America N.A. (“the Bank”) jointly decided to have First Data operate the Bank’s legacy settlement platform.  Transition costs associated with the revised strategy are also excluded from segment EBITDA.

•                           debt issuance costs are excluded and represent costs associated with issuing debt and modifying the Company’s debt structure;

•                           KKR related items include annual sponsor and other fees for management, consulting, financial and other advisory services.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s operating segment results for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31, 2012
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$3,198.8	$1,350.0	$1,291.2	$85.2	$5,925.2
Product sales and other	404.0	40.1	391.0	39.8	874.9
Equity earnings in affiliates (a)	—	—	36.2	—	36.2
Total segment reporting revenues	$3,602.8	$1,390.1	$1,718.4	$125.0	$6,836.3
Internal revenue	$20.2	$31.5	$9.9	$—	$61.6
External revenue	3,582.6	1,358.6	1,708.5	125.0	6,774.7
Depreciation and amortization	520.1	337.2	282.9	45.1	1,185.3
Segment EBITDA	1,594.8	603.1	483.8	(246.0)	2,435.7
Other operating expenses and other income (expense) excluding divestitures	(29.1)	(5.1)	(24.3)	(64.0)	(122.5)
Expenditures for long-lived assets	25.1	49.2	163.9	132.1	370.3
Equity earnings in affiliates	137.8	—	20.4	—	158.2
Investment in unconsolidated affiliates	1,219.6	—	193.5	—	1,413.1

	Year ended December 31, 2011
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,974.5	$1,350.0	$1,337.9	$108.3	$5,770.7
Product sales and other	407.5	29.5	388.8	32.9	858.7
Equity earnings in affiliates (a)	—	—	34.6	—	34.6
Total segment reporting revenues	$3,382.0	$1,379.5	$1,761.3	$141.2	$6,664.0
Internal revenue	$17.5	$37.8	$9.8	$—	$65.1
External revenue	3,364.5	1,341.7	1,751.5	141.2	6,598.9
Depreciation and amortization	571.1	347.7	222.7	45.1	1,186.6
Segment EBITDA	1,407.5	593.5	454.3	(206.8)	2,248.5
Other operating expenses and other income (expense) excluding divestitures	(0.4)	(10.5)	(12.1)	45.8	22.8
Expenditures for long-lived assets	33.4	60.0	168.0	143.4	404.8
Equity earnings in affiliates	118.5	—	34.9	—	153.4
Investment in unconsolidated affiliates	1,288.9	—	201.7	—	1,490.6

	Year ended December 31, 2010
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,923.9	$1,362.2	$1,237.5	$126.8	$5,650.4
Product sales and other	390.9	46.8	353.9	23.9	815.5
Equity earnings in affiliates (a)	—	—	29.4	—	29.4
Total segment reporting revenues	$3,314.8	$1,409.0	$1,620.8	$150.7	$6,495.3
Internal revenue	$18.0	$36.0	$8.4	$—	$62.4
External revenue	3,296.8	1,373.0	1,612.4	150.7	6,432.9
Depreciation and amortization	676.2	362.9	289.9	51.2	1,380.2
Segment EBITDA	1,322.3	553.0	329.8	(178.1)	2,027.0
Other operating expenses and other income (expense) excluding divestitures	(60.2)	(8.5)	(26.4)	(21.0)	(116.1)
Expenditures for long-lived assets	27.9	69.9	171.3	100.6	369.7
Equity earnings in affiliates	104.8	—	12.5	—	117.3
Investment in unconsolidated affiliates	1,013.5	—	194.7	—	1,208.2

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Year ended December 31,
(in millions)	2012	2011	2010
Segment Revenues:
Total reported segments	$6,711.3	$6,522.8	$6,344.6
All Other and Corporate	125.0	141.2	150.7
Adjustments to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(12.7)	(9.9)	8.0
Eliminations of intersegment revenues	(61.6)	(65.1)	(62.4)
Adjusted revenue	6,762.0	6,589.0	6,440.9
Adjustments to reconcile to Consolidated revenues:
Adjustments for non-wholly-owned entities (c)	73.2	179.7	224.1
Official check and money order revenues	12.7	9.9	(8.0)
ISO commission expense	470.9	403.5	333.8
Reimbursable debit network fees, postage and other	3,361.5	3,531.5	3,389.6
Consolidated revenues	$10,680.3	$10,713.6	$10,380.4
Segment EBITDA:
Total reported segments	$2,681.7	$2,455.3	$2,205.1
All Other and Corporate	(246.0)	(206.8)	(178.1)
Adjusted EBITDA	2,435.7	2,248.5	2,027.0
Adjustments to reconcile to Net loss attributable to First Data Corporation:
Divested businesses	—	—	1.1
Adjustments for non-wholly-owned entities (c)	6.8	59.5	34.3
Depreciation and amortization	(1,191.6)	(1,245.0)	(1,414.4)
Interest expense	(1,897.8)	(1,833.1)	(1,796.6)
Interest income	8.8	7.9	7.8
Other items (d)	(156.9)	62.4	(97.4)
Income tax benefit	224.0	270.1	323.8
Stock based compensation	(11.8)	(16.9)	(16.1)
Official check and money order EBITDA (b)	6.4	(0.5)	(21.2)
Costs of alliance conversions	(77.2)	(28.4)	(25.7)
Stock plan modification expenses	—	—	(7.8)
KKR related items	(33.6)	(37.4)	(28.5)
Debt issuance costs	(13.7)	(3.2)	(8.1)
Net loss attributable to First Data Corporation	$(700.9)	$(516.1)	$(1,021.8)

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

(c)                   Net adjustment to reflect First Data’s proportionate share of alliance revenue and EBITDA within the Retail and Alliance Services segment, equity earnings in affiliates included in International segment revenue and amortization related to equity method investments not included in segment EBITDA.

(d)                  Includes restructuring, litigation and regulatory settlements and impairments as applicable to the periods presented and “Other income (expense)” as presented in the Consolidated Statement of Operations.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment assets are as follows:

	As of December 31,
(in millions)	2012	2011
Assets:
Retail and Alliance Services	$25,885.7	$27,882.2
Financial Services	4,477.1	4,647.8
International	5,305.7	5,332.9
All Other and Corporate	2,230.5	2,413.4
Consolidated	$37,899.0	$40,276.3

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows:

	Year ended December 31,
(in millions)	2012	2011	2010
Depreciation and Amortization:
Total reported segments	$1,140.2	$1,141.5	$1,329.0
All Other and Corporate	45.1	45.1	51.2
	1,185.3	1,186.6	1,380.2
Adjustments to reconcile to consolidated depreciation and amortization:
Adjustments for non-wholly-owned entities	101.1	115.1	107.2
Amortization of initial payments for new contracts	44.5	42.5	38.6
Total consolidated depreciation and amortization	$1,330.9	$1,344.2	$1,526.0

Information concerning principal geographic areas was as follows:

(in millions)	United States	International	Total
Revenues
2012	$9,046.0	$1,634.3	$10,680.3
2011	9,026.3	1,687.3	10,713.6
2010	8,806.8	1,573.6	10,380.4
Long-Lived Assets
2012	$20,594.9	$3,128.3	$23,723.2
2011	21,154.6	3,290.5	24,445.1
2010	21,979.0	3,424.6	25,403.6

“International” represents businesses of significance, which have local currency as their functional currency regardless of the segments to which the associated revenues and long-lived assets applied.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16: Quarterly Financial Results (Unaudited)

Summarized quarterly results for the two years ended December 31, 2012 and 2011, respectively, are as follows:

	2012 by Quarter:
(in millions)	First	Second	Third	Fourth (a)
Revenues	$2,564.0	$2,685.5	$2,674.0	$2,756.8
Expenses	2,347.0	2,417.6	2,422.1	2,419.8
Operating profit	217.0	267.9	251.9	337.0
Interest income	2.5	1.7	2.1	2.5
Interest expense	(461.1)	(480.7)	(488.6)	(467.4)
Other income (expense)	(8.2)	(22.6)	(52.0)	(11.5)
Loss before income taxes and equity earnings in affiliates	(249.8)	(233.7)	(286.6)	(139.4)
Income tax (benefit) expense	(108.2)	(74.7)	(69.4)	28.3
Equity earnings in affiliates	27.5	44.0	43.0	43.7
Net loss	(114.1)	(115.0)	(174.2)	(124.0)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	38.4	42.4	37.8	55.0
Net loss attributable to First Data Corporation	$(152.5)	$(157.4)	$(212.0)	$(179.0)

	2011 by Quarter:
(in millions)	First	Second	Third (b)	Fourth (c)
Revenues	$2,544.2	$2,749.8	$2,731.8	$2,687.8
Expenses	2,437.7	2,537.8	2,438.6	2,358.0
Operating profit	106.5	212.0	293.2	329.8
Interest income	1.9	1.9	1.6	2.5
Interest expense	(442.3)	(462.3)	(466.7)	(461.8)
Other income (expense)	(26.3)	(1.4)	95.4	56.4
Loss before income taxes and equity earnings in affiliates	(360.2)	(249.8)	(76.5)	(73.1)
Income tax benefit	(148.0)	(88.1)	(18.9)	(15.1)
Equity earnings in affiliates	27.7	33.5	47.8	44.4
Net loss	(184.5)	(128.2)	(9.8)	(13.6)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	32.6	47.6	44.1	55.7
Net loss attributable to First Data Corporation	$(217.1)	$(175.8)	$(53.9)	$(69.3)

(a)               In the fourth quarter of 2012, the Company recorded a valuation allowance on state net operating losses of $47.8 million in “Income tax (benefit) expense”.  Refer to Note 17 of these Consolidated Financial Statements for additional information.

(b)               In the third quarter of 2011, the Company recorded a net $55.4 million pretax ($31.5 million after tax) benefit in the Consolidated Statement of Operations to correct cumulative depreciation and amortization errors related to purchase accounting associated with the Company’s 2007 merger with an affiliate of Kohlberg Kravis Roberts & Co. The corrections impacted amortization of initial payments for new contracts within “Revenues” ($1.6 million contra-revenue), “Expenses” ($44.3 million benefit) and amortization of equity method investments within “Equity earnings in affiliates” ($12.7 million benefit). The errors and the cumulative correction, which totaled $55.4 million in aggregate and occurred over a four year period, were deemed immaterial to prior years and the current year, respectively. Additional immaterial related amounts were recorded in the fourth quarter.

(c)                In the fourth quarter of 2011, the Company contributed the assets of its transportation business to an alliance in exchange for a 30% noncontrolling interest in the alliance. The Company recognized a pretax gain of $59.1 million within “Other income (expense)” as a result of this transaction.  Refer to Note 18 of these Consolidated Financial Statements for additional information.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Income Taxes

	Year ended December 31,
(in millions)	2012	2011	2010
Components of pretax (loss) income:
Domestic	$(875.5)	$(898.9)	$(1,289.1)
Foreign	124.2	292.7	118.4
	$(751.3)	$(606.2)	$(1,170.7)
(Benefit) provision for income taxes:
Federal	$(301.4)	$(282.6)	$(313.9)
State and local	66.0	(27.9)	(39.3)
Foreign	11.4	40.4	29.4
	$(224.0)	$(270.1)	$(323.8)

Effective Income Tax Rate	29.8%	44.6%	27.7%

The Company’s effective tax rates differ from statutory rates as follows:

	Year ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1	1.5	2.0
Nontaxable income from noncontrolling interests	7.9	10.2	5.2
Impact of foreign operations (a) (c)	1.5	3.9	1.5
Valuation allowances (c)	(20.2)	(12.7)	(15.1)
Liability for unrecognized tax benefits (c)	4.1	3.3	2.1
Impact of contribution to alliance (b)	0.0	(2.2)	0.0
Prior year adjustments (c)	2.0	2.5	(1.2)
Other	(1.6)	3.1	(1.8)
Effective tax rate	29.8%	44.6%	27.7%

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

(c)          The 2012 effective tax rate was negatively impacted by a total of approximately 9% as a result of the current year cumulative correction of immaterial prior year errors.  The cumulative corrections had an impact on each of the following line items above:  Impact of foreign operations, Valuation allowances, Liability for unrecognized tax benefits and Prior year adjustments.

The Company’s income tax (benefits) provisions consisted of the following components:

	Year ended December 31,
(in millions)	2012	2011	2010
Current
Federal	$(60.0)	$(54.0)	$(27.7)
State and local	16.0	25.8	18.3
Foreign	38.6	61.8	57.7
	(5.4)	33.6	48.3
Deferred
Federal	(241.4)	(228.6)	(286.2)
State and local	50.0	(53.7)	(57.6)
Foreign	(27.2)	(21.4)	(28.3)
	(218.6)	(303.7)	(372.1)
	$(224.0)	$(270.1)	$(323.8)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax payments, net of refunds received, of $70.1 million, $67.2 million and $100.5 million in 2012, 2011 and 2010, respectively, were greater than current expense primarily as a result of the decreased liability for unrecognized tax benefits reducing current expense.

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

	As of December 31,
(in millions)	2012	2011(a)
Deferred tax assets related to:
Reserves and other accrued expenses	$543.5	$450.3
Pension obligations	47.9	44.2
Employee related liabilities	75.7	64.0
Deferred revenues	30.0	26.7
Unrealized securities and hedging (gain)/loss	—	42.2
Net operating losses and tax credit carryforwards	1,383.6	1,336.5
U.S. foreign tax credits on undistributed earnings	234.8	203.2
Foreign exchange (gain)/loss	48.5	61.5
Total deferred tax assets	2,364.0	2,228.6
Valuation allowance	(896.5)	(744.6)
Realizable deferred tax assets	1,467.5	1,484.0
Deferred tax liabilities related to:
Property, equipment and intangibles	(1,206.0)	(1,382.0)
Investment in affiliates and other	(512.3)	(532.7)
Unrealized securities and hedging (gain)/loss	(0.6)	—
U.S. tax on foreign undistributed earnings	(173.8)	(145.9)
Total deferred tax liabilities	(1,892.7)	(2,060.6)
Net deferred tax liabilities	$(425.2)	$(576.6)

(a)         Certain amounts have been reclassified to conform to current year presentation.

The Company’s deferred tax assets and liabilities were included in the Consolidated Balance Sheets as follows:

	As of December 31,
(in millions)	2012	2011
Current deferred tax assets	$73.9	$108.3
Long-term deferred tax assets	10.4	10.5
Long-term deferred tax liabilities	(509.5)	(695.4)
Net deferred tax liabilities	$(425.2)	$(576.6)

As of December 31, 2012 and 2011, the Company had recorded valuation allowances of $896.5 million and $744.6 million, respectively, against federal, state and foreign net operating and capital losses, foreign tax credits and impairments. The increase to the valuation allowance of $151.9 million in 2012 was primarily due to current year foreign and state net operating losses which may not be utilized within the statute of limitations and foreign tax credits for which it is likely that no benefit will be realized in the future. In determining the necessary amount of valuation allowance, the Company has considered a tax planning strategy related to its investments in affiliates.  Implementation of this strategy would result in the immediate reversal of temporary differences associated with the excess of book basis over tax basis in the investments.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the approximate amounts of federal, state and foreign net operating loss carryforwards and foreign tax credit, general business credit and minimum tax credit carryforwards:

As of December 31,
(in millions)	2012
Federal net operating loss carryforwards (a)	$1,766.1
State net operating loss carryforwards (b)	2,759.2
Foreign net operating loss carryforwards (c)	2,450.0
Foreign tax credit carryforwards (d)	144.1
General business credit carryforwards (e)	11.1
Minimum tax credit carryforwards (f)	1.6

(a)                  If not utilized, these carryforwards will expire in years 2015 through 2032.

(b)                  If not utilized, these carryforwards will expire in years 2013 through 2032.

(c)                   Foreign net operating loss carryforwards of $137 million, if not utilized, will expire in years 2013 through 2027. The remaining foreign net operating loss carryforwards of $2,313 million have an indefinite life.

(d)                  If not utilized, these carryforwards will expire in years 2018 through 2022.

(e)                   If not utilized, these carryforwards will expire in years 2027 through 2031.

(f)                    These carryforwards have an indefinite life.

The Company intends to indefinitely invest its net equity in its foreign operations, with the exception of any undistributed foreign earnings.  Accordingly, as of December 31, 2012, no provision had been made for U.S. federal and state income taxes on the cumulative amount of temporary differences related to investments in foreign subsidiaries, other than those differences related to the undistributed earnings.  Upon sale or liquidation of these investments, the Company would potentially be subject to U.S., state and foreign income taxes and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.

A reconciliation of the unrecognized tax benefits for the year ended December 31, 2010, 2011 and 2012 is as follows:

(in millions)	Unrecognized Tax Benefits
Balance as of January 1, 2010	$415.0
Increases for tax positions of prior years	0.5
Decreases for tax positions of prior years	(45.4)
Increases for tax positions related to the current period	1.9
Decreases for cash settlements with taxing authorities	(1.4)
Decreases due to the lapse of the applicable statute of limitations	(2.0)
Balance as of December 31, 2010	$368.6
Increases for tax positions of prior years	1.3
Decreases for tax positions of prior years	(28.5)
Increases for tax positions related to the current period	1.7
Decreases for cash settlements with taxing authorities	(1.0)
Decreases due to the lapse of the applicable statute of limitations	(7.4)
Balance as of December 31, 2011	$334.7
Increases for tax positions of prior years	5.5
Decreases for tax positions of prior years	(57.7)
Increases for tax positions related to the current period	6.2
Decreases for cash settlements with taxing authorities	(0.1)
Decreases due to the lapse of the applicable statute of limitations	(2.4)
Balance as of December 31, 2012	$286.2

Most of the unrecognized tax benefits are included in the “Other long-term liabilities” line of the Consolidated Balance Sheets, net of the federal benefit on state income taxes (approximately $21 million at December 31, 2012).  However, those unrecognized tax benefits that affect the federal consolidated tax years ending December 31, 2008 through December 31, 2012 are included in the “Long-term deferred tax liabilities” line of the Consolidated Balance Sheets,” as these items reduce the Company’s net operating loss

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and credit carryforwards from those periods.  The unrecognized tax benefits as of December 31, 2012, 2011, and 2010 included approximately $163 million, $172 million, and $195 million, respectively, of tax positions that, if recognized, would affect the effective tax rate.

During the year ended December 31, 2012, the Company’s liability for unrecognized tax benefits was reduced by $52 million upon closure of the 2003 and 2004 federal tax years and the resolution of certain state audit issues.  The reduction in liabilities was recorded through a decrease to tax expense and an increase to deferred tax liabilities.

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

	Year ended December 31,
	2012	2011	2010
Current year accrued interest expense (net of related tax benefits)	$4	$9	$14
Cumulative accrued interest and penalties (net of related tax benefits)	$47	$69	$67

As of December 31, 2012, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $126 million within the next twelve months as the result of the possible closure of its 2005 through 2007 federal tax years, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.  The potential decrease relates to various federal, state and foreign tax benefits including research and experimentation credits, transfer pricing adjustments and certain amortization and loss deductions.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  As of December 31, 2012, the Company was no longer subject to income tax examination by the U.S. federal jurisdiction for years before 2005.  State and local examinations are substantially complete through 2002.  Foreign jurisdictions generally remain subject to examination by their respective authorities from 2005 forward, none of which are considered major jurisdictions.

Under the Tax Allocation Agreement executed at the time of the spin-off of The Western Union Company (“Western Union”) on September 29, 2006, Western Union is responsible for and must indemnify the Company against all taxes, interest and penalties that relate to Western Union for periods prior to the spin-off date. If Western Union were to agree to or be finally determined to owe any amounts for such periods but were to default in its indemnification obligation under the Tax Allocation Agreement, the Company as parent of the tax group during such periods generally would be required to pay the amounts to the relevant tax authority, resulting in a potentially material adverse effect on the Company’s financial position and results of operations. As of December 31, 2012, the Company had approximately $110 million of income taxes payable, including approximately $4 million of uncertain income tax liabilities, recorded related to Western Union for periods prior to the spin-off date. The Company has recorded a corresponding account receivable of equal amount from Western Union, which is included as a long-term account receivable in the “Other long-term assets” line of the Company’s Consolidated Balance Sheets, reflecting the indemnification obligation.  During the year ended December 31, 2012, the uncertain income tax liabilities related to Western Union decreased by approximately $14 million as a result of the closure of the 2003-2004 federal tax years.  As of December 31, 2012, the Company anticipates it is reasonably possible that the uncertain tax liabilities related to Western Union may decrease by approximately $4 million within the next twelve months as the result of the possible closure of its 2005 and 2006 federal tax years.  The uncertain income tax liabilities and corresponding receivable are based on information provided by Western Union regarding its tax contingency reserves for periods prior to the spin-off date. There is no assurance that a Western Union-related issue raised by the IRS or other tax authority will be finally resolved at a cost not

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in excess of the amount reserved and reflected in the Company’s uncertain income tax liabilities and corresponding receivable from Western Union.  The Western Union contingent liability is in addition to the Company’s liability for unrecognized tax benefits discussed above.

The IRS completed its examination of the U.S. federal consolidated income tax returns of the Company for 2005-2007 and issued a 30-Day letter on October 31, 2012.  The 30-Day letter claims that the Company and its subsidiaries, which included Western Union during some of the years at issue, owe additional taxes with respect to a variety of adjustments.  The Company and Western Union agree with several of the adjustments in the 30-Day letter, such adjustments representing tax due of approximately $40 million.  This undisputed tax and associated interest due (pretax) of approximately $16 million through December 31, 2012, have been fully reserved.  The undisputed tax for which Western Union would be required to indemnify the Company is greater than the total tax due, such that settlement of the undisputed tax would result in a net refund to the Company.  As to the adjustments that are disputed, such issues represent total taxes allegedly due of approximately $59 million, of which $40 million relates to the Company and $19 million relates to Western Union.  The Company estimates that total interest due (pretax) on the disputed amounts is approximately $16 million through December 31, 2012, of which $9 million relates to the Company and $7 million relates to Western Union.  As to the disputed issues, the Company and Western Union have contested the adjustments by filing a protest with the IRS.  The IRS has prepared a rebuttal to the protest and has forwarded the case to Appeals. The Company believes that it has adequately reserved for the disputed issues in its liability for unrecognized tax benefits described above and that final resolution of those issues will not have a material adverse effect on its financial position or results of operations.

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

At December 31, 2012, there were ten affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and five strategic investments in companies in related markets.

A summary of unaudited financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is presented below.

	As of December 31,
(in millions)	2012	2011
Total assets	$2,834.8	$2,820.3
Total liabilities	2,467.9	2,514.7

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The primary components of assets and liabilities are settlement-related accounts similar to those described in Note 4 of these Consolidated Financial Statements.

	Year ended December 31,
(in millions)	2012	2011	2010
Net operating revenues	$1,278.4	$1,114.4	$999.1
Operating expenses	630.2	577.4	520.6
Operating income	$648.2	$537.0	$478.5
Net income	$639.4	$509.8	$455.6
FDC equity earnings	$158.2	$153.4	$117.3

The formation of a merchant alliance accounted for under the equity method of accounting generally involves the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentages. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company.  The amount by which the total of the Company’s investments in affiliates exceeded its proportionate share of the investees’ net assets was approximately $1.3 billion and $1.4 billion at December 31, 2012 and 2011, respectively.

The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized.  The estimated future amortization expense for these intangible assets as of December 31, 2012 is as follows:

Year ended December 31, (in millions)	Amount
2013	$78.4
2014	62.2
2015	57.1
2016	52.3
2017	49.1
Thereafter	48.2

These amounts assume that these alliances continue as they currently exist. Much of the difference between FDC’s proportionate share of the investees’ net income and FDC’s equity earnings noted above relates to this amortization.

Note 19: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 8 of these Consolidated Financial Statements, FDC’s 9.875% senior notes, 12.625% senior notes, 10.55% senior notes and 11.25% senior subordinated notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). None of the other subsidiaries of FDC, either direct or indirect, guarantee the notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured revolving credit facility, senior secured term loan facility, the 8.875% senior secured notes, the 7.375% senior secured notes and the 6.75% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The Guarantors further unconditionally guarantee the 8.25% senior second lien notes and 8.75%/10.00% PIK toggle senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The 9.875% senior note, 12.625% senior note, 10.55% senior note and 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

During the second quarter of 2011, the Company began allocating certain general and administrative expenses of the parent company to its subsidiaries.  This allocation was inadvertently not reflected in the Company’s previously reported supplemental guarantor condensed consolidating financial statements. In the second quarter of 2010, the Company reorganized the ownership structure of two entities for tax purposes. The reorganization did not have any impact to the Company’s consolidated financial statements, however, the impact of the reorganization was not appropriately reflected in the Company’s previously reported supplemental guarantor condensed consolidating financial statements. The Company does not believe these errors were material. In addition to the items just described, the Company corrected certain other immaterial errors. The adjustments are limited to the

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guarantor footnote and do not affect any other reported amounts or disclosures in the Company’s consolidated financial statements.  A summary of the corrections is as follows:

Increase (Decrease) from Amounts Previously Reported

	For the nine months ended September 30, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments
(Loss) income before income taxes and equity earnings in affiliates	$35.3	$(92.7)	$(1.6)	$59.0
Income tax (benefit) expense	35.3	(34.7)	(0.6)	—
Net (loss) income	—	(58.0)	(1.0)	59.0
Net (loss) income attributable to First Data Corporation	—	(58.0)	(1.0)	59.0

	Year ended December 31, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments
(Loss) income before income taxes and equity earnings in affiliates	$110.4	$(260.1)	$(36.6)	$186.3
Income tax (benefit) expense	110.4	(97.9)	(12.5)	—
Net (loss) income	—	(162.2)	(24.1)	186.3
Net (loss) income attributable to First Data Corporation	—	(161.9)	(24.4)	186.3

	Year ended December 31, 2010
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments
(Loss) income before income taxes and equity earnings in affiliates	$44.0	$(108.6)	$(9.4)	$74.0
Income tax (benefit) expense	44.0	(40.4)	(3.6)	—
Net (loss) income	—	(68.2)	(5.8)	74.0
Net (loss) income attributable to First Data Corporation	—	(68.4)	(5.6)	74.0

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended September 30, 2012
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
Selling, general and administrative	$110.0	$105.6	$875.7	$877.2	$387.6	$390.5	$—	$—
Operating (loss) profit	(115.8)	(111.4)	553.7	552.2	298.9	296.0	—	—
Interest income (expense) from intercompany notes	144.3	234.4	(148.6)	(240.0)	4.3	5.6	—	—
Equity earnings from consolidated subsidiaries	435.1	375.9	120.8	121.0	—	—	(555.9)	(496.9)
(Loss) income before income taxes and equity earnings in affiliates	(1,031.8)	(996.5)	512.0	419.3	305.6	304.0	(555.9)	(496.9)
Income tax (benefit) expense	(509.9)	(474.6)	234.5	199.8	23.1	22.5	—	—
Net (loss) income	(521.9)	(521.9)	390.8	332.8	283.7	282.7	(555.9)	(496.9)
Net (loss) income attributable to First Data Corporation	(521.9)	(521.9)	390.8	332.8	239.8	238.8	(630.6)	(571.6)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2011
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
Cost of services	$—	$—	$1,909.8	$1,896.4	$1,141.6	$1,155.0	$(163.0)	$(163.0)
Selling, general and administrative	259.7	107.8	957.8	1,095.4	476.2	490.5	—	—
Operating (loss) profit	(264.9)	(113.0)	698.8	574.6	507.6	479.9	—	—
Interest income (expense) from intercompany notes	162.5	306.7	(176.6)	(311.9)	14.1	5.2	—	—
Equity earnings from consolidated subsidiaries	637.9	452.2	134.5	133.9	—	—	(772.4)	(586.1)
(Loss) income before income taxes and equity earnings in affiliates	(1,218.1)	(1,107.7)	718.1	458.0	512.8	476.2	(772.4)	(586.1)
Income tax (benefit) expense	(702.0)	(591.6)	341.3	243.4	90.6	78.1	—	—
Net (loss) income	(516.1)	(516.1)	530.4	368.2	422.0	397.9	(772.4)	(586.1)
Net (loss) income attributable to First Data Corporation	(516.1)	(516.1)	530.1	368.2	362.7	338.3	(892.8)	(706.5)

	Year ended December 31, 2010
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
Cost of Services	$—	$—	$1,944.3	$1,949.6	$1,227.5	$1,222.2	$(148.5)	$(148.5)
Operating (loss) profit	(285.0)	(285.0)	475.3	470.0	326.4	331.7	—	—
Interest income (expense) from intercompany notes	112.3	230.3	(146.4)	(249.7)	34.1	19.4	—	—
Equity earnings from consolidated subsidiaries	323.8	249.8	150.2	150.2	—	—	(474.0)	(400.0)
(Loss) income before income taxes and equity earnings in affiliates	(1,620.3)	(1,576.3)	505.6	397.0	326.7	317.3	(500.0)	(426.0)
Income tax (benefit) expense	(598.5)	(554.5)	164.7	124.3	110.0	106.4	—	—
Net (loss) income	(1,021.8)	(1,021.8)	458.6	390.4	218.2	212.4	(501.9)	(427.9)
Net (loss) income attributable to First Data Corporation	(1,021.8)	(1,021.8)	458.8	390.4	168.9	163.3	(627.7)	(553.7)

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2011
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
ASSETS
Current intercompany notes receivable	$—	$12.2	$—	$—	$—	$86.1	$—	$(98.3)
Total current assets	233.2	245.4	7,281.7	7,281.7	5,800.6	5,886.7	—	(98.3)
Goodwill	—	—	9,510.5	9,430.9	7,694.1	7,773.7	—	—
Long-term intercompany receivables	—	—	—	4,330.2	—	962.7	—	(5,292.9)
Long-term intercompany notes receivable	—	3,229.4	—	251.5	—	59.0	—	(3,539.9)
Investment in consolidated subsidiaries	25,242.7	23,797.4	5,396.2	5,843.0	—	—	(30,638.9)	(29,640.4)
Total assets	26,579.8	28,376.1	27,676.1	32,625.0	16,659.3	17,846.7	(30,638.9)	(38,571.5)
LIABILITIES AND EQUITY
Current intercompany notes payable	—	62.5	—	35.8	—	—	—	(98.3)
Total current liabilities	697.9	760.4	6,790.7	6,826.5	5,331.6	5,331.6	—	(98.3)
Long-term intercompany payables	5,707.0	5,292.9	(4,618.7)	—	(1,088.3)	—	—	(5,292.9)
Long-term intercompany notes payable	(1,887.3)	260.6	1,949.9	3,196.8	(62.6)	82.5	—	(3.539.9)
Total liabilities	26,483.2	28,279.5	5,968.5	11,869.9	4,349.2	5,582.6	—	(8,931.1)
First Data Corporation stockholder’s equity	96.6	96.6	21,707.5	20,755.1	5,580.5	5,534.4	(27,288.0)	(26,289.5)
Total equity	96.6	96.6	21,707.6	20,755.1	12,242.7	12,196.7	(30,638.9)	(29,640.4)
Total liabilities and equity	26,579.8	28,376.1	27,676.1	32,625.0	16,659.3	17,846.7	(30,638.9)	(38,571.5)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2012
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions) Source/(use)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(521.9)	$(521.9)	$390.8	$332.8	$283.7	$282.7	$(555.9)	$(496.9)
Other non-cash and non-operating items, net	(405.3)	(346.1)	(193.9)	(194.1)	5.5	5.5	555.9	496.9
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(519.1)	(483.8)	381.9	347.2	0.3	(0.3)	—	—
Net cash (used in) provided by operating activities	(1,361.8)	(1,267.3)	1,238.1	1,145.2	661.9	660.3	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Intercompany	1,231.6	1,137.1	(1,191.1)	(1,098.2)	(40.5)	(38.9)	—	—
Net cash provided by (used in) financing activities	1,243.1	1,148.6	(1,222.2)	(1,129.3)	(550.3)	(548.7)	248.6	248.6

	Year ended December 31, 2011
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions) Source/(use)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(516.1)	$(516.1)	$530.4	$368.2	$422.0	$397.9	$(772.4)	$(586.1)
Other non-cash and non-operating items, net	(546.0)	(360.3)	(210.1)	(209.5)	11.4	11.4	772.4	586.1
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(437.4)	(327.0)	481.7	383.8	113.2	100.7	—	—
Net cash (used in) provided by operating activities	(1,550.8)	(1,254.7)	1,584.1	1,324.6	1,082.3	1,045.7	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Intercompany	1,516.6	1,220.5	(1,375.9)	(1,116.4)	(140.7)	(104.1)	—	—
Net cash provided by (used in) financing activities	1,443.3	1,147.2	(1,426.1)	(1,166.6)	(985.9)	(949.3)	404.2	404.2

	Year ended December 31, 2010
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions) Source/(use)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,021.8)	$(1.021.8)	$458.6	$390.4	$218.2	$212.4	$(501.9)	$(427.9)
Other non-cash and non-operating items, net	(11.6)	62.4	(207.4)	(207.4)	8.8	8.8	475.8	401.8
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(608.4)	(564.4)	107.0	66.6	216.9	213.3	(2.9)	(2.9)
Net cash (used in) provided by operating activities	(1,624.3)	(1,506.3)	1,415.1	1,306.5	966.9	957.5	(3.0)	(3.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Intercompany	1,682.5	1,564.5	(1,454.7)	(1,346.1)	(227.8)	(218.4)	—	—
Net cash provided by (used in) financing activities	1,460.1	1,342.1	(1,511.7)	(1,403.1)	(1,152.9)	(1,143.5)	551.2	551.2

As previously reported represents amounts reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 or Annual Report on Form 10-K for the year ended December 31, 2011.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the results of operations, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 to arrive at the information for FDC on a consolidated basis.

	Year ended December 31, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$4,180.5	$2,471.8	$(200.2)	$6,452.1
Product sales and other	—	569.8	355.8	(58.9)	866.7
Reimbursable debit network fees, postage and other	—	2,430.3	953.8	(22.6)	3,361.5
	—	7,180.6	3,781.4	(281.7)	10,680.3
Expenses:
Cost of services (exclusive of items shown below)	—	1,829.6	1,234.1	(200.2)	2,863.5
Cost of products sold	—	252.9	142.3	(58.9)	336.3
Selling, general and administrative	89.4	1,217.3	518.7	—	1,825.4
Reimbursable debit network fees, postage and other	—	2,430.3	953.8	(22.6)	3,361.5
Depreciation and amortization	8.1	718.9	464.6	—	1,191.6
Other operating expenses:
Restructuring, net	(0.2)	7.6	15.7	—	23.1
Impairments	—	5.1	—	—	5.1
	97.3	6,461.7	3,329.2	(281.7)	9,606.5
Operating (loss) profit	(97.3)	718.9	452.2	—	1,073.8
Interest income	0.1	0.3	8.4	—	8.8
Interest expense	(1,880.4)	(7.3)	(10.1)	—	(1,897.8)
Interest income (expense) from intercompany notes	313.0	(320.0)	7.0	—	—
Other income (expense)	(102.1)	(8.1)	15.9	—	(94.3)
Equity earnings from consolidated subsidiaries	522.6	179.7	—	(702.3)	—
	(1,146.8)	(155.4)	21.2	(702.3)	(1,983.3)
(Loss) income before income taxes and equity earnings in affiliates	(1,244.1)	563.5	473.4	(702.3)	(909.5)
Income tax (benefit) expense	(543.2)	273.7	45.5	—	(224.0)
Equity earnings in affiliates	—	157.4	0.8	—	158.2
Net (loss) income	(700.9)	447.2	428.7	(702.3)	(527.3)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	61.9	111.7	173.6
Net (loss) income attributable to First Data Corporation	$(700.9)	$447.2	$366.8	$(814.0)	$(700.9)
Comprehensive (loss) income	$(654.7)	$448.6	$421.5	$(693.2)	$(477.8)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	65.2	111.7	176.9
Comprehensive (loss) income attributable to First Data Corporation	$(654.7)	$448.6	$356.3	$(804.9)	$(654.7)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2011 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$4,055.9	$2,437.1	$(163.0)	$6,330.0
Product sales and other	—	551.4	358.2	(57.5)	852.1
Reimbursable debit network fees, postage and other	—	2,445.0	1,159.1	(72.6)	3,531.5
	—	7,052.3	3,954.4	(293.1)	10,713.6
Expenses:
Cost of services (exclusive of items shown below)	—	1,896.4	1,155.0	(163.0)	2,888.4
Cost of products sold	—	274.7	152.4	(57.5)	369.6
Selling, general and administrative	107.8	1,095.4	490.5	—	1,693.7
Reimbursable debit network fees, postage and other	—	2,445.0	1,159.1	(72.6)	3,531.5
Depreciation and amortization	8.3	743.1	493.6	—	1,245.0
Other operating expenses:
Restructuring, net	(0.6)	23.1	23.9	—	46.4
Litigation and regulatory settlements	(2.5)	—	—	—	(2.5)
	113.0	6,477.7	3,474.5	(293.1)	9,772.1
Operating (loss) profit	(113.0)	574.6	479.9	—	941.5
Interest income	0.3	0.6	7.0	—	7.9
Interest expense	(1,812.9)	(7.6)	(12.6)	—	(1,833.1)
Interest income (expense) from intercompany notes	306.7	(311.9)	5.2	—	—
Other income (expense)	59.0	68.4	(3.3)	—	124.1
Equity earnings from consolidated subsidiaries	452.2	133.9	—	(586.1)	—
	(994.7)	(116.6)	(3.7)	(586.1)	(1,701.1)
(Loss) income before income taxes and equity earnings in affiliates	(1,107.7)	458.0	476.2	(586.1)	(759.6)
Income tax (benefit) expense	(591.6)	243.4	78.1	—	(270.1)
Equity earnings in affiliates	—	153.6	(0.2)	—	153.4
Net (loss) income	(516.1)	368.2	397.9	(586.1)	(336.1)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	59.6	120.4	180.0
Net (loss) income attributable to First Data Corporation	$(516.1)	$368.2	$338.3	$(706.5)	$(516.1)
Comprehensive (loss) income	(477.6)	418.2	319.0	(564.1)	(304.5)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	52.7	120.4	173.1
Comprehensive (loss) income attributable to First Data Corporation	$(477.6)	$418.2	$266.3	$(684.5)	$(477.6)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2010 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$4,001.7	$2,328.3	$(148.5)	$6,181.5
Product sales and other	—	542.6	319.3	(52.6)	809.3
Reimbursable debit network fees, postage and other	—	2,299.8	1,160.3	(70.5)	3,389.6
	—	6,844.1	3,807.9	(271.6)	10,380.4
Expenses:
Cost of services (exclusive of items shown below)	—	1,949.6	1,222.2	(148.5)	3,023.3
Cost of products sold	—	257.8	170.0	(52.6)	375.2
Selling, general and administrative	264.7	877.2	437.8	—	1,579.7
Reimbursable debit network fees, postage and other	—	2,299.8	1,160.3	(70.5)	3,389.6
Depreciation and amortization	7.6	937.9	468.9	—	1,414.4
Other operating expenses:
Restructuring, net	12.7	46.0	13.3	—	72.0
Impairments	—	7.8	3.7	—	11.5
Litigation and regulatory settlements	—	(2.0)	—	—	(2.0)
	285.0	6,374.1	3,476.2	(271.6)	9,863.7
Operating (loss) profit	(285.0)	470.0	331.7	—	516.7
Interest income	1.0	1.1	5.7	—	7.8
Interest expense	(1,775.2)	(6.4)	(15.0)	—	(1,796.6)
Interest income (expense) from intercompany notes	230.3	(249.7)	19.4	—	—
Other income (expense)	2.8	31.8	(24.5)	(26.0)	(15.9)
Equity earnings from consolidated subsidiaries	249.8	150.2	—	(400.0)	—
	(1,291.3)	(73.0)	(14.4)	(426.0)	(1,804.7)
(Loss) income before income taxes and equity earnings in affiliates	(1,576.3)	397.0	317.3	(426.0)	(1,288.0)
Income tax (benefit) expense	(554.5)	124.3	106.4	—	(323.8)
Equity earnings in affiliates	—	117.7	1.5	(1.9)	117.3
Net (loss) income	(1,021.8)	390.4	212.4	(427.9)	(846.9)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	49.1	125.8	174.9
Net (loss) income attributable to First Data Corporation	$(1,021.8)	$390.4	$163.3	$(553.7)	$(1,021.8)
Comprehensive (loss) income	(976.8)	399.5	207.2	(435.1)	(805.2)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	46.0	125.8	171.8
Comprehensive (loss) income attributable to First Data Corporation	$(976.8)	$399.5	$161.2	$(560.9)	$(977.0)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$228.0	$37.2	$343.1	$—	$608.3
Accounts receivable, net of allowance for doubtful accounts	4.4	879.7	963.6	—	1,847.7
Settlement assets (a)	—	5,097.1	4,076.7	—	9,173.8
Intercompany notes receivable	—	—	30.8	(30.8)	—
Other current assets	73.0	145.3	35.3	—	253.6
Total current assets	305.4	6,159.3	5,449.5	(30.8)	11,883.4
Property and equipment, net of accumulated depreciation	30.7	561.4	263.7	—	855.8
Goodwill	—	9,485.3	7,797.2	—	17,282.5
Customer relationships, net of accumulated amortization	—	2,071.7	1,684.6	—	3,756.3
Other intangibles, net of accumulated amortization	605.0	619.7	603.9	—	1,828.6
Investment in affiliates	—	1,375.2	37.9	—	1,413.1
Long-term settlement assets (a)	—	—	54.3	—	54.3
Long-term intercompany receivables	—	5,501.3	1,141.1	(6,642.4)	—
Long-term intercompany notes receivable	3,397.3	270.0	8.4	(3,675.7)	—
Other long-term assets	427.1	373.5	108.2	(83.8)	825.0
Investment in consolidated subsidiaries	24,257.2	5,379.5	—	(29,636.7)	—
Total assets	$29,022.7	$31,796.9	$17,148.8	$(40,069.4)	$37,899.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13.8	$141.8	$105.3	$—	$260.9
Short-term and current portion of long-term borrowings	15.1	55.1	186.9	—	257.1
Settlement obligations (a)	—	5,097.1	4,129.2	—	9,226.3
Intercompany notes payable	30.8	—	—	(30.8)	—
Other current liabilities	608.1	620.3	372.2	—	1,600.6
Total current liabilities	667.8	5,914.3	4,793.6	(30.8)	11,344.9
Long-term borrowings	22,462.3	47.8	18.8	—	22,528.9
Long-term deferred tax (assets) liabilities	(1,079.7)	1,512.7	76.5	—	509.5
Long-term intercompany payables	6,642.4	—	—	(6,642.4)	—
Long-term intercompany notes payable	276.7	3,315.6	83.4	(3,675.7)	—
Other long-term liabilities	651.7	222.7	31.3	(83.8)	821.9
Total liabilities	29,621.2	11,013.1	5,003.6	(10,432.7)	35,205.2
Redeemable equity interest	—	—	67.4	(67.4)	—
Redeemable noncontrolling interest	—	—	—	67.4	67.4
First Data Corporation stockholder’s equity	(598.5)	20,783.8	5,598.9	(26,382.7)	(598.5)
Noncontrolling interests	—	—	70.5	3,154.4	3,224.9
Equity of consolidated alliance	—	—	6,408.4	(6,408.4)	—
Total equity	(598.5)	20,783.8	12,077.8	(29,636.7)	2,626.4
Total liabilities and equity	$29,022.7	$31,796.9	$17,148.8	$(40,069.4)	$37,899.0

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2011 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$162.2	$37.1	$286.4	$—	$485.7
Accounts receivable, net of allowance for doubtful accounts	25.3	939.4	883.9	—	1,848.6
Settlement assets (a)	—	6,093.2	4,565.1	—	10,658.3
Intercompany notes receivable	12.2	—	86.1	(98.3)	—
Other current assets	45.7	212.0	65.2	—	322.9
Total current assets	245.4	7,281.7	5,886.7	(98.3)	13,315.5
Property and equipment, net of accumulated depreciation	31.4	623.5	281.0	—	935.9
Goodwill	—	9,430.9	7,773.7	—	17,204.6
Customer relationships, net of accumulated amortization	—	2,468.4	1,957.0	—	4,425.4
Other intangibles, net of accumulated amortization	606.8	638.7	633.7	—	1,879.2
Investment in affiliates	—	1,452.8	37.8	—	1,490.6
Long-term settlement assets (a)	—	—	181.0	—	181.0
Long-term intercompany receivables	—	4,330.2	962.7	(5,292.9)	—
Long-term intercompany notes receivable	3,229.4	251.5	59.0	(3,539.9)	—
Other long-term assets	465.7	304.3	74.1	—	844.1
Investment in consolidated subsidiaries	23,797.4	5,843.0	—	(29,640.4)	—
Total assets	$28,376.1	$32,625.0	$17,846.7	$(38,571.5)	$40,276.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7.1	$113.4	$85.4	$—	$205.9
Short-term and current portion of long-term borrowings	0.3	39.6	93.5	—	133.4
Settlement obligations (a)	—	6,093.2	4,744.6	—	10,837.8
Intercompany notes payable	62.5	35.8	—	(98.3)	—
Other current liabilities	690.5	544.5	408.1	—	1,643.1
Total current liabilities	760.4	6,826.5	5,331.6	(98.3)	12,820.2
Long-term borrowings	22,422.4	69.0	30.3	—	22,521.7
Long-term deferred tax (assets) liabilities	(1,091.6)	1,677.5	109.5	—	695.4
Long-term intercompany payables	5,292.9	—	—	(5,292.9)	—
Long-term intercompany notes payable	260.6	3,196.8	82.5	(3,539.9)	—
Other long-term liabilities	634.8	100.1	28.7	—	763.6
Total liabilities	28,279.5	11,869.9	5,582.6	(8,931.1)	36,800.9
Redeemable equity interest	—	—	67.4	(67.4)	—
Redeemable noncontrolling interest	—	—	—	67.4	67.4
First Data Corporation stockholder’s equity	96.6	20,755.1	5,534.4	(26,289.5)	96.6
Noncontrolling interests	—	—	60.8	3,250.6	3,311.4
Equity of consolidated alliance	—	—	6,601.5	(6,601.5)	—
Total equity	96.6	20,755.1	12,196.7	(29,640.4)	3,408.0
Total liabilities and equity	$28,376.1	$32,625.0	$17,846.7	$(38,571.5)	$40,276.3

(a)                                 The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(700.9)	$447.2	$428.7	$(702.3)	$(527.3)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	8.1	844.5	478.3	—	1,330.9
Charges (gains) related to other operating expenses and other income (expense)	101.9	20.8	(0.2)	—	122.5
Other non-cash and non-operating items, net	(483.9)	(265.8)	7.2	702.3	(40.2)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(461.8)	515.0	(171.7)	—	(118.5)
Net cash (used in) provided by operating activities	(1,536.6)	1,561.7	742.3	—	767.4
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(33.0)	0.1	—	—	(32.9)
Contributions to equity method investments	—	(7.9)	—	—	(7.9)
Payments related to other businesses previously acquired	—	(4.4)	—	—	(4.4)
Proceeds from sale of property and equipment	—	7.1	0.9	—	8.0
Additions to property and equipment	(2.6)	(88.9)	(101.6)	—	(193.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.8)	(137.8)	(38.6)	—	(177.2)
Other investing activities	228.3	219.0	6.7	(443.6)	10.4
Net cash provided by (used in) investing activities	191.9	(12.8)	(132.6)	(443.6)	(397.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	99.1	—	99.1
Accrued interest funded upon issuance of notes	6.5	—	—	—	6.5
Debt modification proceeds and related financing costs	10.8	—	—	—	10.8
Principal payments on long-term debt	(3.4)	(56.2)	(23.7)	—	(83.3)
Proceeds from sale-leaseback transactions	—	13.8	—	—	13.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(54.0)	(207.9)	(261.9)
Distributions paid to equity holders	—	—	(424.0)	424.0	—
Purchase of noncontrolling interest	—	—	(25.1)	—	(25.1)
Redemption of Parent’s redeemable common stock	(1.7)	—	—	—	(1.7)
Cash dividends	(6.7)	—	(227.5)	227.5	(6.7)
Intercompany	1,405.0	(1,502.2)	97.2	—	—
Net cash provided by (used in) financing activities	1,410.5	(1,544.6)	(558.0)	443.6	(248.5)
Effect of exchange rate changes on cash and cash equivalents	—	(4.2)	5.0	—	0.8
Change in cash and cash equivalents	65.8	0.1	56.7	—	122.6
Cash and cash equivalents at beginning of period	162.2	37.1	286.4	—	485.7
Cash and cash equivalents at end of period	$228.0	$37.2	$343.1	$—	$608.3

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2011 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(516.1)	$368.2	$397.9	$(586.1)	$(336.1)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	8.3	827.4	508.5	—	1,344.2
(Gains) charges related to other operating expenses and other income (expense)	(59.6)	(45.3)	27.2	—	(77.7)
Other non-cash and non-operating items, net	(360.3)	(209.5)	11.4	586.1	27.7
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(327.0)	383.8	100.7	—	157.5
Net cash (used in) provided by operating activities	(1,254.7)	1,324.6	1,045.7	—	1,115.6
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	—	(19.1)	(0.1)	—	(19.2)
Contributions to equity method investments	—	(161.5)	—	—	(161.5)
Payments related to other businesses previously acquired	—	—	3.2	—	3.2
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	1.7	—	1.7
Proceeds from sale of property and equipment	—	14.3	2.8	—	17.1
Additions to property and equipment	(4.6)	(101.3)	(97.0)	—	(202.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.0)	(161.6)	(39.3)	—	(201.9)
Distributions and dividends from subsidiaries	109.7	294.5	—	(404.2)	—
Other investing activities	1.5	6.9	(3.5)	—	4.9
Net cash provided by (used in) investing activities	105.6	(127.8)	(132.2)	(404.2)	(558.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(107.3)	—	(107.3)
Debt modification and related financing costs	(39.7)	—	—	—	(39.7)
Principal payments on long-term debt	(32.9)	(52.7)	(18.9)	—	(104.5)
Proceeds from sale-leaseback transactions	—	2.5	11.7	—	14.2
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(44.2)	(283.1)	(327.3)
Contributions from noncontrolling interest	—	—	0.8	—	0.8
Distributions paid to equity holders	—	—	(577.6)	577.6	—
Redemption of Parent’s redeemable common stock	(0.5)	—	—	—	(0.5)
Cash dividends	(0.2)	—	(109.7)	109.7	(0.2)
Intercompany	1,220.5	(1,116.4)	(104.1)	—	—
Net cash provided by (used in) financing activities	1,147.2	(1,166.6)	(949.3)	404.2	(564.5)
Effect of exchange rate changes on cash and cash equivalents	—	(14.2)	(2.1)	—	(16.3)
Change in cash and cash equivalents	(1.9)	16.0	(37.9)	—	(23.8)
Cash and cash equivalents at beginning of period	164.1	21.1	324.3	—	509.5
Cash and cash equivalents at end of period	$162.2	$37.1	$286.4	$—	$485.7

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2010 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,021.8)	$390.4	$212.4	$(427.9)	$(846.9)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	7.6	1,036.9	481.5	—	1,526.0
Charges related to other operating expenses and other income (expense)	9.9	20.0	41.5	26.0	97.4
Other non-cash and non-operating items, net	62.4	(207.4)	8.8	401.8	265.6
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(564.4)	66.6	213.3	(2.9)	(287.4)
Net cash (used in) provided by operating activities	(1,506.3)	1,306.5	957.5	(3.0)	754.7
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	—	(1.7)	(0.1)	—	(1.8)
Contributions to equity method investments	—	(1.4)	—	—	(1.4)
Payments related to other businesses previously acquired	—	—	(1.4)	—	(1.4)
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	21.2	—	21.2
Proceeds from sale of property and equipment	—	1.4	4.1	—	5.5
Additions to property and equipment	(4.2)	(113.0)	(92.9)	—	(210.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.7)	(116.9)	(41.0)	—	(159.6)
Distributions and dividends from subsidiaries	225.8	187.9	—	(413.7)	—
Other investing activities	3.8	135.1	14.0	(134.5)	18.4
Net cash provided by (used in) investing activities	223.7	91.4	(96.1)	(548.2)	(329.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	75.1	—	75.1
Debt modification and related financing costs	(61.2)	—	—	—	(61.2)
Principal payments on long-term debt	(143.8)	(57.0)	(19.6)	—	(220.4)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(31.0)	(185.1)	(216.1)
Purchase of noncontrolling interest	—	—	—	(213.3)	(213.3)
Distributions paid to redeemable equity holders	—	—	(7.5)	7.5	—
Distributions paid to equity holders	—	—	(368.5)	368.5	—
Redemption of Parent’s redeemable common stock	(2.5)	—	—	—	(2.5)
Redemption of redeemable equity of consolidated alliance	—	—	(347.8)	347.8	—
Cash dividends	(14.9)	—	(225.8)	225.8	(14.9)
Intercompany	1,564.5	(1,346.1)	(218.4)	—	—
Net cash provided by (used in) financing activities	1,342.1	(1,403.1)	(1,143.5)	551.2	(653.3)
Effect of exchange rate changes on cash and cash equivalents	—	0.9	(0.6)	—	0.3
Change in cash and cash equivalents	59.5	(4.3)	(282.7)	—	(227.5)
Cash and cash equivalents at beginning of period	104.6	25.4	607.0	—	737.0
Cash and cash equivalents at end of period	$164.1	$21.1	$324.3	$—	$509.5

FIRST DATA CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

(dollars, in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reclassifications from Other Accounts (a)	Deductions (b)	Balance at End of Period
Year ended December 31, 2012 deducted from receivables	$28.4	$83.6	$8.3	$74.3	$46.0
Year ended December 31, 2011 deducted from receivables	$29.1	$61.3	$0.0	$62.0	$28.4
Year ended December 31, 2010 deducted from receivables	$22.5	$68.7	$0.0	$62.1	$29.1

(a)         Amounts related to reclassifications from other current liabilities to allowance for doubtful accounts.

(b)         Amounts related to business divestitures and write-offs against assets.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2012. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012, due to a material weakness, described below in Management’s Report on Internal Control over Financial Reporting.

Notwithstanding the material weakness discussed below, management has concluded that the consolidated financial statements included in this form 10-K present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Framework to Internal Control Environment.

Management has concluded that it did not design and maintain effective controls relating to the accounting and reporting for income taxes and also concluded that this is a material weakness in internal control over financial reporting as of December 31, 2012. Specifically, the controls in place relating to the establishment and measurement of valuation allowances against deferred tax assets were not properly designed to provide reasonable assurance that the Company’s income tax benefit and deferred tax assets and liabilities would be properly recorded and disclosed in the financial statements. The Company has an insufficient number of personnel with appropriate knowledge, experience or training in accounting for income taxes.  The existing organizational structure resulted in incomplete or inadequate oversight and review of complex issues, calculations and disclosures.  Although the amount of tax related adjustments recorded to the Company’s financial statements have been immaterial, the absence of sufficient controls creates the risk that a material error would not be prevented or detected in a timely manner.

Based on management’s evaluation under the COSO framework, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2012.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is contained below.

Remediation of Material Weakness

Management has initiated a remediation plan which includes the following actions:

•      The Tax Department is in the process of being restructured, key resources have been refocused on the most critical areas and additional technical resources are being added.

•      Processes, procedures and controls over income tax accounting will be reviewed and modified to ensure greater oversight and transparency.

•      Additional external resources will be engaged to ensure that all concepts and interpretations around income tax accounting have been appropriately considered.

Changes in Internal Control over Financial Reporting

Except for the material weakness in internal control over financial reporting related to the accounting and reporting for income taxes there were no changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of First Data Corporation

We have audited First Data Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Data Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to First Data Corporation’s accounting for deferred income taxes. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Data Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated March 19, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, First Data Corporation has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/Ernst & Young LLP

Denver, Colorado

March 19, 2013

ITEM 9B.                  OTHER INFORMATION

None

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and members of the Board of Directors (the “Board”) are as follows:

Name	Age	Position
Edward A. Labry III	50	Chief Executive Officer
Peter W. Boucher	58	Executive Vice President
John Elkins	60	Executive Vice President and President, First Data International Regions
David R. Money	57	Executive Vice President, General Counsel and Secretary
Ray E. Winborne	45	Executive Vice President and Chief Financial Officer
Joe W. Forehand	64	Director and Chairman of the Board
Henry R. Kravis	69	Director
Scott C. Nuttall	40	Director
Tagar C. Olson	35	Director

Edward A. Labry III has been Chief Executive Officer since January 2013. Mr. Labry was Executive Vice President from February 2006 until January 2013 and President, First Data — North America from January 2011 until January 2013. Mr. Labry was President, Retail and Alliance Services from February 2009 until January 2011 and President, First Data USA from September 2007 to February 2009. He served as the Company’s President of Commercial Services from January 2006 to September 2007. From May 2005 to January 2006 he was President of the Company’s Prepaid Services business and from February 2004 to May 2005 he was special assistant to the Company’s Chairman. Mr. Labry joined Concord EFS, Inc., in 1985 and served as President at the time the Company acquired Concord EFS, Inc. He is a board member of Dixon Gallery and Gardens, Hutchison School and Cumberland University.

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

Joe W. Forehand has been a member of the Board since September 2009 and Chairman of the Board since March 2010.  Mr. Forehand was interim Chief Executive Officer of the Company from March 2010 until October 2010.  In his more than 30 years with Accenture Ltd., Mr. Forehand served as the CEO from 1999 until 2004, prior to that, as chief executive of the Communications and High Technology Operating Group, and as Chairman of the board of directors of Accenture Ltd. from 2001 until 2006. Mr. Forehand is a member of the Portfolio Management Committee for Kohlberg Kravis Roberts & Co. (“KKR”) and has also been involved with KKR’s growth and emphasis on the technology industry sector. He is a board member of Aricent Inc.

Henry R. Kravis has been a member of the Board since September 2009. Mr. Kravis, a pioneer of the private equity industry, co-founded KKR in 1976 and is its Co-Chairman and Co-Chief Executive Officer.  He is actively involved in managing KKR and serves on its regional Private Equity Investment and Portfolio Management Committees.  In addition to serving on the board of the general partner of KKR & Co. L.P., Mr. Kravis currently serves on the board of China International Capital Corporation Limited.  He also serves as a director, chairman emeritus or trustee of several cultural, professional and education institutions, including The Business Council, Claremont McKenna, Columbia Business School, the Council on Foreign Relations, Mount Sinai Hospital, the New York City Investment Fund, Partnership for New York City, Rockefeller University, and Tsinghua University School of Economics and Management.  He earned a B.A. from Claremont McKenna College in 1967 and a M.B.A. from the Columbia Business School in 1969.  Mr. Kravis has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies.

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

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers which applies to its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The Code is available on the Company’s web site at www.firstdata.com under “About First Data”, “Investor Relations” and “Corporate Governance”.

Audit Committee Financial Expert and Recommendation of Directors.

The Company’s Audit Committee consists of Messrs. Nuttall and Olson. The Board of Directors has determined that Messrs. Nuttal and Olson are audit committee financial experts as defined by regulations of the Securities and Exchange Commission. The Company does not have procedures by which security holders may recommend nominees to its board of directors.

PART III

ITEM 11.                           EXECUTIVE COMPENSATION

FIRST DATA CORPORATION

COMPENSATION DISCUSSION AND ANALYSIS

FISCAL YEAR 2012

EXECUTIVE SUMMARY

In 2012, the Governance, Compensation and Nominations Committee (the “Committee”) of First Data Corporation (“FDC” or the “Company”) based funding for executive incentives on a comprehensive view of company performance, including financial and strategic achievements.  During 2012, the Committee rewarded employees, including senior executives of FDC based on improved financial performance during 2012 and significant progress against First Data’s six strategic pillars.  Key initiatives supporting each pillar are carefully tracked and results are monitored via a balanced scorecard of related metrics.  This successful overall performance was supported by financial results which, year over year, as measured by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), were 8.3% greater than 2011.

During 2012, FDC’s executive team remained unchanged in support of our customer first philosophy and further leveraged our broad global product set and positioned the company to fully take advantage of regulatory changes and emerging developments in the payments industry.

On January 9, 2013 the Company announced via an 8-K filing that Jon Judge will be resigning from the role of Chief Executive Officer.  His post-termination compensation is detailed in the Retention and Transition Agreement, which was contained in the 8-K.

On January 28, 2013, the Company announced the appointment of Edward A. Labry III, 49, as interim Chief Executive Officer of the Company.  And on February 4, 2013, the departure of Kevin Kern, Executive Vice President, Operations & Technology, was announced.  Mr. Kern will be receiving benefits pursuant to the terms of the FDC Corporation Severance/Change in Control Policy.  At this time, it was also announced that executive officer, J. Mark Herrington, First Data’s Executive Vice President, Global Product, will be leaving the company.

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

During 2012, the Committee was comprised of Scott C. Nuttall (Chairperson), Joe W. Forehand and Henry R. Kravis.  All of the foregoing individuals are affiliated with Kohlberg Kravis Roberts & Co. (“KKR”) and, therefore, not deemed independent Directors.  Disclosure of payments between FDC and KKR affiliates are described in Item 13 of this Form 10-K.

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

When considering the design of FDC compensation plans, incentive plan funding schemes, and individual compensation decisions, the Committee carefully considers four guiding principles.  These objectives work together to bring an appropriate balance to FDC compensation programs and have remained a consistent guide for the Committee over the last several years.

•                  Align compensation with company performance and creation of shareholder value

•                  Facilitate equity ownership

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

To ensure ongoing competitive compensation for executives and to strengthen long-term alignment, an annual equity grant program was established in 2011 and is further described below.  Initially, grants under this annual program were below typical public company market levels due to the unique nature of FDC’s ownership and overall equity compensation structure.  Beginning in 2013 and going forward, equity grant levels will be increased in order to further facilitate significant equity ownership and alignment.

Drive Behaviors Consistent with FDC’s Core Values

FDC is entrusted with highly sensitive and confidential customer information and therefore requires the highest level of integrity from its employees.  During 2012, FDC stressed its vision, mission and core values to reflect FDC’s purpose, long-term vision and the global employee attitudes and attributes that drive the Company’s success in the marketplace.  FDC’s five core values are:  Put Customers First, Empower our People, Act with Integrity, Deliver Excellence and Enjoy the Journey.

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

FDC’s 2012 peer group remains the same as in 2011 and is comprised of direct competitors, frequently identified peer companies to FDC’s direct competitors, and other companies deemed comparable to FDC in terms of industry, pay practices, revenue and market value.  The 2012 peer group includes the following 21 companies:

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

In order to successfully attract and retain top performing executives, FDC annually reviews market data and aims to provide competitive base pay and short-term cash incentive opportunities.  As a privately held company, competitive cash compensation programs are required for FDC to attract and retain top talent due to the uncertain time horizon and lack of liquidity associated with FDC’s equity-based compensation vehicles.

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

During the 2012 annual pay review process which included consideration of individual performance, salary increase trends and competitive market pay for each executive position.  For 2012, no base pay adjustments were made to executive officers with the exception of Mr. Elkins whose base pay was increased from $575,000 to $625,000 in recognition of his 2011 promotion to President, First Data International Regions.

Effective March 1, 2013, Mr. Elkins base salary will be increased to $750,000 and Mr. Winborne’s base salary will be increased to $675,000. Current base salary levels for named executive officers are as follows:

	Base Salary as of December 31, 2012	Base Salary as of March 1, 2013
Jonathan J. Judge, Chief Executive Officer	$1,500,000	N/A
Edward A. Labry III, Executive Vice President & President, First Data — North America	$1,000,000	$1,000,000
John Elkins, Executive Vice President & President, First Data — International Regions	$625,000	$750,000
Ray E. Winborne, Executive Vice President & Chief Financial Officer	$600,000	$675,000
Kevin M. Kern, Executive Vice President, Operations & Technology	$575,000	N/A

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

At the beginning of 2012, the Committee approved target bonus levels for all executive officers. The Committee also approved a fully discretionary funding structure for 2012 for the SEIP.  This structure was deemed most appropriate to ensure the Committee maintained the discretion and ability to appropriately incent and reward the performance of each executive based upon all factors relevant to the evaluation of company performance.  Company performance was evaluated based on key financial metrics such as revenue and EBITDA and achievements which advanced progress against First Data’s six strategic pillars.  Non-financial progress was measured via a balanced scorecard of metrics measuring results related to each of FDC’s six strategic pillars: (i) Customer First; (ii) Best Products Enabled with Best Technology; (iii) Profitable Top-Line Revenue Growth; (iv) Global Business Delivered Locally; (v) Continuous Operational Improvement; and (vi) Inter-Generational Leadership.

Determination of 2012 Awards

The 2012 awards to be paid in March of 2013 to executive officers under the SEIP were determined by the Committee after careful evaluation of FDC and executive performance during 2012.  The Committee considered both financial and strategic results during the year in determining SEIP funding for 2012.  The Committee established an 85% funding level for the SEIP based on a combination of strong financial performance and strong progress and accomplishments in key strategic areas such as margin improvement, customer alignment, product innovation and operational efficiency, including but certainly not limited to:

•                  Year-over-year EBITDA growth of 8.3%

•                  Implemented new service models and standardized project flows that improved customer satisfaction, which will help FDC consistently deliver to its customers going forward.

•                  Introduced new innovative tools and products to improve customer offerings, increase customer penetration, generate new revenue opportunities and drive speed to revenue.

•                  Successfully renewed contracts with several customers on a global scale; key new deals and client signings in North America and International Regions.

•                  Improved operations globally and stabilized infrastructure in EMEA.

•                  Continued progress with employee engagement, pay for performance culture and a greatly expanded emphasis on talent development.

The Committee awarded each executive 85% of their individual incentive target for the 2012 year paid in March 2013.

	2012 SEIP Target	SEIP Funding Percent	2012 SEIP Payout
Jonathan J. Judge	$2,250,000	85%	$1,912,500
Edward A. Labry III	$1,250,000	85%	$1,062,500
John Elkins	$781,250	85%	$664,063
Ray E. Winborne	$600,000	85%	$510,000
Kevin Kern	$575,000	85%	$488,750

Determination of 2013 Targets

When establishing executive officer target award levels under the SEIP, the Committee considers multiple factors including: peer group practices, each executive’s base salary level and the scope and responsibilities of each executive’s position. For 2013, the Committee concluded that the annual cash incentive targets for FDC’s executive officers met all FDC compensation objectives and should remain unchanged from 2012 levels on a percentage of base pay basis. Incentive targets for 2013 each named executive officer are as follows:

	2013 SEIP Target as a % of Base Pay	2013 SEIP Target in $
Edward A. Labry III	125%	$1,250,000
John Elkins	125%	$937,500
Ray E. Winborne	100%	$675,000

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

2012 Equity Awards

In 2012, the Holdings Committee implemented an annual equity grant program for FDC executives in order to maintain a more competitive overall total compensation structure and promote long-term retention of key talent.  Annual grants will be made on a discretionary basis, with amounts determined in the sole discretion of the Holdings Committee based on each executive’s role and performance.  Per his employment agreement, Mr. Judge has an annual equity award target value of $1,000,000.

2012 grants were made half in time-vested options and half in restricted stock awards, based on the grant date fair value of $3 per share of stock and a grant of two options for each share of restricted stock granted.  Equity awards made pursuant to this structure in 2012 were made under the 2007 Equity Plan.  Restricted shares vest upon the later of three years from grant date or a liquidity event, as defined by the plan.  Time options vest one-third per year over a three year period from the grant date.

The following equity awards were approved for executive officers in March 2012:

	Stock Option Grant	Restricted Stock Award
Jonathan J. Judge	333,333	166,667
Edward A. Labry III	200,000	100,000
John Elkins	183,333	91,667
Ray E. Winborne	166,667	83,333
Kevin Kern	166,667	83,333

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

Options granted in 2012:  Initial Public Offering (“IPO”) or sale of First Data has no impact on options vesting unless the Sponsor’s (KKR’s) stake drops to a level below 10% of their original investment.  If it does, then all options granted in 2012 become 100% vested.  If the sale of First Data results in a Change in Control whereby the sponsor stake drops below 50% and the sponsor no longer controls a majority of the Board all call rights are eliminated and options granted in 2012 become 100% vested.

If an option holder terminates employment with FDC for any reason, all options are subject to call rights by Holdings until a Change in Control or a Liquidity Event, as defined in the 2007 Equity Plan.

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

Shares of purchased stock held by executives may not be sold prior to a Liquidity Event.  If a shareholder’s employment is terminated voluntarily or due to Death, Disability, Good Reason or Not for Cause (as defined in the 2007 Equity Plan), call rights may be exercised on purchased shares at the fair market value share price. In the event of Death or Disability, the shareholder has a put right to sell shares back to Holdings at the fair market value share price.

If the shareholder’s employment is terminated for Cause (as defined in the 2007 Equity Plan), call rights may be exercised on purchased shares at the lesser of the fair market value share price or the original purchase price.

Restricted Stock Awards/Restricted Stock Units awarded in 2012 will have the restrictions lapse/vest at the later of:  (a) three years from grant date (March 3, 2015), and (b) following an IPO plus any mandatory lock-up period (up to 180 additional days from IPO).

Grant Process

March 3, 2012 annual equity grants were made under the 2007 Equity Plan, and granted at the then-current fair market value ($3.00) on the date of each grant. Fair market value was determined by the full Holdings Board at the time of grant. Equity grants were made on the date the grants were approved by the Committee.

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

Retirement Plans

In 2012, all employees in the U.S., including executive officers, were eligible to participate in the First Data Corporation Incentive Savings Plan (“ISP”). The ISP is a qualified 401(k) plan designed to comply with Internal Revenue Service (“IRS”) safe harbor rules. FDC maintains the ISP to allow employees to save for their retirement on a pre-tax basis and provides company contributions to help employees build retirement savings. FDC offers the ISP not only because it is a market competitive practice, but it is critical to provide a vehicle for its employees to save for retirement.

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

SEVERANCE AND CHANGE IN CONTROL AGREEMENTS

In general, FDC does not enter into employment agreements with employees, including the Company’s executive officers, except in the case of Mr. Judge and Mr. Labry.  A description of these agreements is provided below.  All current executive officers serve at the will of the Board.

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

The FDC Corporation Severance/Change in Control Policy (the “Policy”) provides for the payment of benefits to executive officers upon severance from FDC and/or upon a change of control.  The Policy is intended to promote uniform treatment of senior executives who are involuntarily terminated other than for Cause or who voluntarily leave the Company for Good Reason, as defined under the 2007 Equity Plan. Under the Policy, no benefits are provided based solely on a Change in Control. The Policy provides for payment of the following severance benefits:

(i)       For executive officers appointed prior to May 1, 2011, or having 5 years or more service in such a position: total cash payments equal to the executive officer’s base pay plus target bonus multiplied by 2.

For executive officers appointed on or after May 1, 2011 and having 2 to 5 years of service in such a position: total cash payments equal to the executive officer’s base pay plus target bonus multiplied by 1.5.

For executive officers appointed on or after May 1, 2011 and having less than 2 years of service in such a position: total cash payments equal to the executive officer’s base pay for one year.

(ii)      A cash payment equal to the executive officer’s prorated bonus target for the year of termination.

(iii)     A cash payment equal to the financial planning benefits to which the executive officer would have been entitled to during the severance period.

(iv)     Continuation of medical, dental and vision benefits coverage for the severance period, with a portion of the costs of the benefits paid by the executive officer.

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

EMPLOYMENT/ TRANSITION AND TERMINATION AGREEMENTS WITH FDC EXECUTIVES

Retention and Transition Agreement with Mr. Judge

Holdings and the Company entered into a Retention and Transition Agreement (the “Agreement”) with Mr. Judge on January 9, 2013 and a copy of this Agreement, in its entirety, was included in the Current Report Form 8-K. Under the terms of the Agreement, Mr. Judge’s current compensatory arrangement continued until January 31, 2013 (the “Effective Date”).  Thereafter, subject to the conditions outlined in the Agreement, the Company agrees to provide to Executive the following payments and benefits:  (i) Executive will receive salary continuation for a period of 24 months, with the sum total of payments equal to 2 times his base pay plus target bonus; (ii) insurance coverage in accordance with COBRA paid for by the Company and Company-funded health insurance until age 65 following the COBRA period; (iii) continued vesting in previously granted equity awards until March 31, 2014; (iv) agreement not to exercise the Company’s Call Rights on Mr. Judge’s equity holdings without his mutual agreement; and (v) a cash payment equal to financial planning benefits for two years following termination.

Pursuant to the terms of the Agreement, Mr. Judge is subject to covenants not to: (i) disparage FDC or interfere with existing or prospective business relationships; (ii) disclose confidential information; (iii) solicit certain employees of FDC; and (iv) compete. In the event of an alleged material breach of the covenant not to solicit certain employees of FDC, obtains employment, and/or not to compete, any unpaid severance amounts, including but not limited to the items listed in the previous paragraph, will cease and future payments will be forfeited.

Termination Agreement with Mr. Kern

Effective February 28, 2013, Holdings and the Company entered into a Termination Agreement with Mr. Kern pursuant to the terms of the FDC Corporation Severance/Change in Control Policy.  Mr. Kern’s Termination Agreement and any subsequent payments are conditioned upon the execution and effectiveness of a release of claims against FDC and its affiliates and in addition to certain accrued amounts, Mr. Kern is entitled to (i) payment, in installments ratably over a 24 month period, of two times the sum of his base salary and target annual bonus; (ii) a monthly amount equal to the applicable COBRA premiums until the earlier of the end of the 24 month period or the date on which Mr. Kern becomes eligible to receive comparable benefits from a subsequent employer for Mr. Kern and his eligible dependents; (iii) a pro rata portion of the annual bonus that would have otherwise been payable in respect of such year if he had remained employed through such year; and (iv) a cash payment equal to financial planning benefits for two years following termination.

Employment Agreement with Mr. Labry

In connection with the Company’s merger with Concord EFS, Inc., on April 1, 2003 an employment agreement was entered into with Edward A. Labry III. The agreement provided Mr. Labry’s compensation for the initial employment period and that he may be eligible for additional compensation under certain Company plans or arrangements. Under the agreement, Mr. Labry agreed not to compete with the Company, or solicit any employees or customers of the Company, during his employment with the Company and twelve months thereafter. The initial employment period was February 26, 2004 through February 26, 2006. However, the agreement automatically extends for additional thirty (30) day periods unless either party gives notice to the other party fifteen (15) days before the end of an employment period. As of the date hereof, neither party has provided notice to terminate the agreement.

TAX AND ACCOUNTING CONSIDERATIONS

During 2012, Internal Revenue Code Section 162(m) limitations on tax deductibility of compensation did not apply to FDC as the Company’s common stock is not registered or publicly traded. The Committee has not considered Internal Revenue Code Section 162(m) deductibility limitations in the planning of 2012 compensation since they do not apply.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James R. Fisher (1)	175,000	0	0	0	0	0	175,000
Joe W. Forehand (2)	800,000	0	0	680,000	0	0	1,480,000
Henry R. Kravis	40,000	0	0	0	0	0	40,000
Scott C. Nuttall	40,000	0	0	0	0	0	40,000
Tagar C. Olson	40,000	0	0	0	0	0	40,000

FDC Directors do not receive compensation. However, all of the Directors of FDC are also Directors of FDC’s parent company, Holdings. The Board of Directors of Holdings has approved an annual cash retainer for each non-employee director of Holdings, other than Mr. Forehand, of $40,000 per year.

All Directors other than Mr. Forehand are eligible to defer up to $40,000 of their retainer in the First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan and each such Director elected to defer $40,000 of their retainer earned in 2012. Deferrals in the Non-Employee Director Deferred Compensation Plan track the value of shares of Holdings and are payable to participants only upon Separation of Service or Death.

(1)         On November 8, 2012, James Fisher informed the Company, that he did not intend to run for re-election as a member of the First Data Corporation Board of Directors.  His term expired on December 31, 2012.

(2)         Mr. Forehand received a non-executive Chairman Compensation package from Holdings consisting of $800,000 per year payable in monthly installments and an annual bonus determined at the discretion of the Holdings Committee, with a target amount of $800,000.  Based on the 85% company performance factor in 2012, his 2012 bonus was $680,000.

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

GOVERNANCE, COMPENSATION AND NOMINATIONS COMMITTEE

Scott C. Nuttall (Chairperson)

Henry R. Kravis

Joe W. Forehand

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)

Jonathan J. Judge,	2012	1,500,000	1,912,500	500,001	531,333	0	0	389,841	4,833,675
Chief Executive Officer	2011	1,500,000	2,137,500	125,001	146,249	0	0	662,524	4,571,274
	2010	375,000	5,567,123	0	6,304,000	0	0	147,997	12,394,120

Ray E. Winborne,	2012	600,000	510,000	249,999	265,667	0	0	30,926	1,656,592
Executive Vice President	2011	595,833	570,000	240,000	1,739,850	0	0	27,707	3,173,390
& Chief Financial Officer	2010	479,744	613,068	0	187,088	0	0	38,603	1,318,503

Edward A. Labry III,	2012	1,000,000	1,062,500	300,000	318,800	0	0	209,121	2,890,421
Executive Vice President	2011	1,000,000	1,187,500	300,000	351,000	0	0	173,243	3,011,743
	2010	812,500	2,113,281	3,750,000	14,002,500	0	0	65,634	20,743,915

John Elkins,	2012	616,667	664,063	275,001	292,233	0	0	27,418	1,875,382
Executive Vice President	2011	570,833	682,183	240,000	280,800	0	0	25,665	1,799,481
	2010	550,000	467,500	0	1,678,000	0	0	25,665	2,721,165

Kevin M. Kern,	2012	575,000	488,750	249,999	265,667	0	0	31,317	1,610,733
Executive Vice President	2011	570,833	546,250	262,500	307,125	0	0	26,066	1,712,774
	2010	487,500	478,958	300,000	1,197,825	0	0	31,514	2,495,797

(1)         In 2012, payouts under the Senior Executive Incentive Plan were determined by The Committee using a Company performance factor of 85%; reported as bonus due to the discretionary nature of the funding determination for 2012.

(2)         The table reflects the grant date fair value of all restricted shares used for financial reporting purposes and awarded under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. For further information on stock awards granted in 2012, see the Grant of Plan-Based Awards Table.

(3)         The table reflects the grant date fair value of all stock options used for financial reporting purposes and awarded under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.  See Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for the year ended December 31, 2012 for a discussion of the relevant assumptions used in calculating grant date fair value. For further information on options granted in 2012, see the Grant of Plan-Based Awards Table.

(4)         During 2012, no executive officer participated in a Non-Qualified Deferred Compensation plan.

(5)         Full explanation of these amounts is provided in the Perquisite and Personal Benefits Table and accompanying footnotes.

PERQUISITE AND PERSONAL BENEFITS

Name	Year	Financial Planning ($) (1)	Employee Stock Purchase Plan ($)	Defined Contribution Plans ($) (2)	Non-Qualified Deferred Compensation Earnings ($)	Life Insurance ($) (3)	Tax Gross Up Payments ($) (4)	Severance Payments ($) (5)	Relocation Benefits ($) (5)	Other Compensation ($) (6)	Total ($)

Jonathan J. Judge	2012	20,000	0	8,750	0	4,902	52,141	0	2,810	301,238	389,841
	2011	20,000	0	8,575	0	4,902	193,188	$0	329,191	106,668	662,524
	2010	20,000	0	5,625	0	613	20,091	$0	5,000	96,668	147,997

Ray E. Winborne	2012	10,000		8,750		660	8,923			2,593	30,926
	2011	10,000	0	8,575	0	570	6,963	0	0	1,599	27,707
	2010	20,000	0	8,575	0	420	9,608	0	0	0	38,603

Edward A. Labry III	2012	10,000	0	8,750	0	1,710	47,827	0	23,612	117,222	209,121
	2011	10,000	0	8,575	0	1,260	30,297	0	10,268	112,843	173,243
	2010	10,000	0	8,575	0	1,260	8,267	0	0	37,532	65,634

John Elkins	2012	10,000	0	8,750	0	4,158	4,510	0	0	0	27,418
	2011	10,000	0	8,575	0	2,580	4,510	0	0	0	25,665
	2010	10,000	0	8,575	0	2,580	4,510	0	0	0	25,665

Kevin Kern	2012	10,000	0	8,750	0	2,709	7,315	0	0	2,543	31,317
	2011	10,000	0	0	0	2,580	11,286	0	0	2,200	26,066
	2010	20,000	0	0	0	1,806	9,708	0	0	0	31,514

(1)         Executive officers are eligible to receive an annual cash benefit for personal financial planning. These benefits are grossed-up for taxes and the gross-up payment is reported in the Tax Gross Up Payments column.

(2)         For all Executives, this column represents company contributions in the First Data Corporation Incentive Savings Plan (“ISP”), a qualified 401(k) plan. The ISP is described in the Compensation Discussion and Analysis.

(3)         Includes the value of imputed income on life insurance premiums paid by the Company.

(4)         For 2012, amounts include all tax gross up payments related to financial planning, personal corporate aircraft usage and relocation. These tax gross-up amounts are respectively as follows: Mr. Judge $9,608/$40,460/$2,073; Mr. Winborne $4,804/$4,119/$0; Mr. Labry $4,804/$43,023/$0; and Mr. Elkins $4,510/$0/$0; and Mr. Kern $4,804/$2,511/$0

(5)         Mr. Judge received relocation benefits in the amount of $2,810.  Mr. Labry received relocation benefits in the amount of $23,612 for transportation and storage of home goods.

(6)         Messrs. Judge and Labry received value from personal use of corporate aircraft in the amounts of $298,780; and $114,764 respectively.  These amounts represent the incremental cost associated with the personal use of the aircraft by each of the named executive officers. The calculation of incremental cost for personal use of the corporate aircraft includes the average hourly variable costs of operating the aircraft for the year attributed to the named executive officer’s personal flight activity.  In addition, Messrs. Judge, Winborne, Labry, and Kern have the following amounts reported for costs associated with guests of Named Executive Officers that attended FDC’s President Club, $2,458, $2,593, $2,458, and $2,543, respectively.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plans (1)	Estimated Future Payouts Under Equity Incentive Plans (1)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (4)	Market Close Price per Share ($)

Jonathan J. Judge	3/3/2012			166,667			500,001	3.00
	3/3/2012				333,333	3.00	531,333	3.00

Ray E. Winborne	3/3/2012			83,333			249,999	3.00
	3/3/2012				166,667	3.00	265,667	3.00

Edward A. Labry III	3/3/2012			100,000			300,000	3.00
	3/3/2012				200,000	3.00	318,800	3.00

John Elkins	3/3/2012			91,667			275,001	3.00
	3/3/2012				183,333	3.00	292,233	3.00

Kevin Kern	3/3/2012			83,333			249,999	3.00
	3/3/2012				166,667	3.00	265,667	3.00

(1)                     No executive officers were eligible for any Estimated Future Payouts under Non-Equity or Equity Incentive Plans during 2012.

(2)                     Grants reflected in this column are grants of Restricted Stock made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. All restricted shares granted in 2012 vest only upon the latter of three years following the grant date and the lapse of transfer restrictions under the 2007 Equity Plan.

(3)                     Grants reflected in this column are grants of Stock Options made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. The grant price was determined at the time of the grant by the Board, pursuant to their authority under the plan, to be $3.00. The option grant listed vests in equal annual installments, one-third per year, over a three year period from the grant date of March 3, 2012 and have a ten-year term and applies to all grants dated March 3, 2012.

(4)                     Grant Date Fair Value for restricted stock and options is based on their valuation for financial reporting purposes at the time of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards					Stock Awards
Name	Company (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jonathan J. Judge	Holdings	0	*2,000,000	0	3.00	11/10/2020
	Holdings	800,000	1,200,000	0	3.00	11/10/2020
	Holdings	27,777	55,556	0	3.00	3/8/2021
	Holdings	0	333,333	0	3.00	3/3/2022
	Holdings						41,667	$145,835
	Holdings						166,667	$583,335

Ray E. Winborne	Holdings	0	*56,250	0	3.00	6/23/2020
	Holdings	22,500	33,750	0	3.00	6/23/2020
	Holdings	0	*443,750	0	3.00	2/1/2021
	Holdings	177,500	266,250	0	3.00	2/1/2021
	Holdings	53,333	106,667	0	3.00	3/8/2021
	Holdings	0	166,667	0	3.00	3/3/2022
	Holdings						80,000	$280,000
	Holdings						83,333	$291,666

Edward A. Labry III	Holdings	3,750,000	0	0	3.00	9/24/2017
	Holdings	750,000	1,125,000	0	3.00	5/19/2020
	Holdings	0	*5,625,000	0	3.00	5/19/2020
	Holdings	1,125,000	750,000	0	3.00	9/23/2019
	Holdings	66,666	133,334	0	3.00	3/8/2021
	Holdings		200,000	0	3.00	3/3/2022
	Holdings						1,250,000	$4,375,000

		Option Awards					Stock Awards
Name	Company (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Holdings						100,000	$350,000
	Holdings						100,000	$350,000
	WU	30,000	0	0	19.07	12/8/2014
	WU	200,000	0	0	20.65	2/22/2016

John Elkins	Holdings	0	*500,000	0	3.00	5/19/2020
	Holdings	200,000	300,000	0	3.00	5/19/2020
	Holdings	53,333	106,667	0	3.00	3/8/2021
	Holdings		183,333	0	3.00	3/3/2022
	Holdings						80,000	$280,000
	Holdings						91,667	$320,835

Kevin Kern	Holdings	0	*337,500	0	3.00	5/12/2020
	Holdings	0	*112,500	0	3.00	5/19/2020
	Holdings	135,000	90,000	0	3.00	9/1/2019
	Holdings	45,000	67,500	0	3.00	5/12/2020
	Holdings	60,000	90,000	0	3.00	5/19/2020
	Holdings	67,500	45,000	0	3.00	9/23/2019
	Holdings	58,333	116,667	0	3.00	3/8/2021
	Holdings	0	166,667	0	3.00	3/3/2022
	Holdings						100,000	350,000
	Holdings						87,500	306,250

		Option Awards					Stock Awards
Name	Company (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Holdings						83,333	291,666

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

(2)         Grants reflected in this column are grants of Stock Options made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. For Messrs. Judge, Winborne, Labry, Elkins, and Kern the performance option grants (noted as “*”) vests contingent upon attainment of EBITDA thresholds in any fiscal year through 2013 as follows, 25% if $2.8 billion is attained, 75% if $3.1 billion is attained and 100% if $3.4 billion is attained.  All other option grants listed time-vest in equal annual installments 20% each year over a five year period.  Also, on May 19, 2010, the strike price on all time-vested options granted to Messrs. Labry, Kern and Elkins in 2008 was modified from $5.00 to $3.00.  March 2011and March 2012 stock option award vesting terms were changed and are described in footnote 3 of the Grants of Plan-Based Awards Table.

(3)         All grants reflected in this column are awards of Restricted Stock made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. All restricted shares granted in 2010 vest only upon the lapse of transfer restrictions under the 2007 Equity Plan.   March 2011 and March 2012 Restricted Stock Award vesting terms are described in footnote 2 of the Grants of Plan-Based Awards Table. Market value of the shares is based on the per share price of $3.50 as of December 31, 2012, as determined by the Board of Directors for purposes of the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.

OPTION EXERCISES AND STOCK VESTED

		Option Awards		Stock Awards
Name	Company	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

NOTHING TO REPORT

PENSION BENEFITS

During 2012, no executive officers participated in either a qualified or non-qualified defined benefit plan sponsored by FDC.

NON QUALIFIED DEFERRED COMPENSATION

During 2012, no executive officers participated in a non-qualified deferred compensation plan sponsored by FDC.

SEVERANCE BENEFITS (1)

Name	Cash Payments ($) (2)	Health & Welfare Benefits ($) (3)	Financial Planning ($) (4)	Unvested Stock Options ($) (5)	Unvested Restricted Stock ($) (6)	Estimated 280G Tax Gross Up ($)	Total ($)
Jonathan J. Judge	7,500,000	21,085	40,000	0	230,904	0	7,791,989
Ray E. Winborne	2,400,000	21,754	20,000	0	236,250	0	2,678,004
Edward A. Labry III	4,500,000	20,747	20,000	0	4,666,667	0	9,207,414
John Elkins	2,812,500	14,158	20,000	0	243,542	0	3,090,200
Kevin Kern	2,300,000	14,357	20,000	0	601,562	0	2,935,919

(1)                  Benefits are determined based on an assumed termination date of December 31, 2012 and the terms of the FDC Severance/Change in Control Policy, effective September 24, 2007 and amended in 2008.  Executive officers are eligible to receive benefits under this plan following three months of service and in the event of an involuntary termination Not for Cause, Death or Disability, or in the event of a voluntary termination for Good Reason.

(2)                  Represents two times the sum of each executive’s base salary and target bonus as of December 31, 2012.

(3)                  Represents the company-paid portion of Medical, Dental and Vision benefits for each executive for a period of two years.

(4)                  Represents the cash value of the financial planning benefit for each executive for a period of two years.

(5)                  Stock Option vesting is not accelerated under any of the severance scenarios.

(6)                  The terms of the Restricted Stock Awards issued during 2010 to Messrs. Labry and Kern provide that the entire award shall vest following a severance-eligible departure from the Company.  The terms of the Restricted Stock Awards issued during 2011 and 2012 to all Named Officers provide that the award will vest based on number of months completed since grant divided by 36 months following a severance-eligible departure from the Company.  Value based on December 31, 2012 fair market value of $3.50, as previously determined by the Committee.

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

Compensation Committee Interlocks and Insider Participation

None of the Company’s Governance, Compensation and Nominations Committee members have been an officer or employee of the Company at any time, except for Joe W. Forehand who was appointed acting CEO prior to the nomination of Jonathan J. Judge. During 2012, the Company had no compensation committee interlocks.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not have any compensation plans under which the Company’s common stock may be issued. First Data Holdings Inc., the Company’s parent company, has adopted the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. The following table contains certain information regarding options, warrants or rights under the plan as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	91,158,174	$3.00	11,006,854
Equity compensation plans not approved by security holders	—	—	—
Total	91,158,174	$3.00	11,006,854

Beneficial Ownership

All of the outstanding stock of First Data Corporation is held by First Data Holdings Inc. The following table sets forth, as of March 1, 2013, the beneficial ownership of common stock of First Data Holdings Inc. by each person known by the Company to beneficially own more than 5% of the equity securities of First Data Holdings Inc., each director, each Named Executive Officer and all directors and executive officers as a group. Unless otherwise indicated in the footnotes to this table, the Company believes that each person has sole voting and investment power of the shares.

Name	Number of Shares Beneficially Owned (1,2)	Percent of Class
New Omaha Holdings L.P. (3)	1,266,800,220	98%
Jonathan J. Judge	2,300,000	*
John Elkins	801,110	*
Kevin M. Kern	724,721	*
Edward A. Labry III (4)	8,924,999	*
Ray E. Winborne	706,804	*
Joe W. Forehand	1,833,333	*
Henry R. Kravis (3), (5)	0	*
Scott C. Nuttall (5)	0	*
Tagar C. Olson (5)	0	*
All directors and executive officers as a group (12 persons)	18,645,361	1%

*              Less than one percent

(1)           The number of shares reported includes shares covered by options that are exercisable within 60 days of March 1, 2013 as follows: Mr. Elkins 467,777; Mr. Forehand,1,500,000; Mr. Judge, 966,666; Mr. Kern, 524,721; Mr. Labry, 6,424,999 ; Mr. Winborne, 373,471; and all directors and executive officers as a group, 12,652,028.

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

(4)           Includes the Labry Family Trust-2002 holdings of 130,000 shares and 253,500 additional shares covered by options that are exercisable within 60 days. Mr. Labry disclaims beneficial ownership of any shares owned directly or indirectly by the Labry Family Trust-2002, except to the extent of his pecuniary interest therein.

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

Certain Relationships and Related Transactions

First Data has a management agreement with affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) (the “Management Agreement”) pursuant to which KKR provides management, consulting, financial and other advisory services to the Company. Pursuant to the Management Agreement, KKR receives an aggregate annual management fee and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement provides that KKR also is entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. The Management Agreement terminates automatically upon the consummation of an initial public offering and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. From January 1, 2012 through December 31, 2012, the Company paid $20.1 million of management fees.

On February 28, 2012, the Company entered into an Amended and Restated Engagement Letter with KCM and others, pursuant to which KCM agreed to assist in arranging and coordinating the Company’s request for an extension of the maturity of certain commitments and loans under its senior secured lending facility.  The Company paid KCM $0.6 million for such services.

In August 2012, September 2012 and January 2013, KKR Capital Markets LLC (“KCM”) assisted the Company in arranging and coordinating the Company’s request for an extension of the maturity of certain commitments and loans under its senior secured lending facility.  The Company paid KCM $2.4 million for such services.

On March 9, 2012, the Company entered into a purchase agreement in which KCM agreed to serve as one of the initial purchasers for an offering of secured notes and receive a portion of the underwriting commission for the offering.  Under the terms of the agreement, the Company paid underwriting commissions of $2.1 million to KCM.

On August 2, 2012, the Company entered into a purchase agreement in which KCM agreed to serve as one of the initial purchasers for an offering of secured notes and receive a portion of the underwriting commission for the offering.  Under the terms of the agreement, the Company paid underwriting commissions of $3.4 million to KCM.

On September 13, 2012, the Company entered into a purchase agreement in which KCM agreed to serve as one of the initial purchasers for an offering of secured notes and receive a portion of the underwriting commission for the offering.  Under the terms of the agreement, the Company paid underwriting commissions of $1.6 million to KCM.

On January 30, 2013, the Company entered into a purchase agreement in which KCM agreed to serve as one of the initial purchasers for an offering of unsecured notes and receive a portion of the underwriting commission for the offering.  Under the terms of the agreement, the Company paid underwriting commissions of $1.5 million to KCM.

From January 1, 2012 through December 31, 2012, the Company paid $12.3 million of expenses to Capstone Consulting LLC, a consulting company that works exclusively with KKR’s portfolio companies, for consulting, financial and other advisory services to the Company.

ITEM 14.                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company retained Ernst & Young LLP to audit the accounts of the Company and its subsidiaries for 2012 and 2011. Ernst & Young LLP has served as the independent registered public accounting firm for the Company or its predecessor entities since 1980.

Summary of Principal Accountant’s Fees for 2012 and 2011

Audit Fees.

Ernst & Young LLP’s fees for the Company’s annual audit were $7.0 million in 2012 and $6.9 million in 2011. Audit fees primarily include fees related to the audit of the Company’s annual consolidated financial statements; the review of its quarterly consolidated financial statements; statutory audits required domestically and internationally; comfort letters, consents, and assistance with and review of documents filed with the SEC; offering memoranda, purchase accounting and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

Audit-Related Fees.

Ernst & Young LLP’s fees for audit-related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements were $2.7 million in 2012 and $1.9 million in 2011. Audit-related fees primarily include fees related to service auditor examinations, due diligence related to mergers and acquisitions, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards not classified as audit fees.

Tax Fees.

Ernst & Young LLP’s fees for tax compliance, tax advice and tax planning services to the Company were $0.7 million in 2012 and $0.6 million in 2011.

All Other Fees.

The Company did not pay Ernst & Young LLP any fees for all other professional services in 2012 or 2011.

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

During 2012, all audit and non-audit services provided by Ernst & Young LLP were pre-approved by the Audit Committee of the Board of Directors or, consistent with the pre-approval policy of the Audit Committee, by the Chairperson of the Committee.

PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                  The following documents are filed as part of this report:

(1)                 Financial Statements

See Index to Financial Statements on page 56.

(2)                 Financial Statement Schedules

See Index to Financial Statements on page 56.

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

4.2

2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 28, 2007, Commission File No. 1-11073).

4.3

Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9.875% Senior Notes (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.4

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

4.14

2012 Extension Agreement, dated as of March 13, 2012, among the Company, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 26, 2012).

4.15

First Supplemental Indenture, dated as March 23, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 7.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 26, 2012).

4.16

Indenture, dated as August 16, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 6.750% Senior Secured Notes due 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2012).

4.17

First Supplemental Indenture, dated as September 27, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 6.750% Senior Secured Notes due 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2012).

4.18

Indenture, dated as of February 13, 2013, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 11.25% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 13, 2013).

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

10.7

2012 August Extension Agreement, dated as of August 16, 2012, among First Data Corporation, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2012).

10.8

September 2012 Joinder Agreement, dated as of September 27, 2012, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit B - Marked Pages of the Conformed Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012).

10.9

Registration Rights Agreement, dated as of February 13, 2013, by and among First Data Corporation, the guarantors named therein and the several initial purchasers with respect to the 11.25% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 13, 2013).

10.10

February 2013 Joinder Agreement, dated as of February 13, 2013, among First Data Corporation, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit B - Marked Pages of the Conformed Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 13, 2013).

10.11

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

10.13	Employment Agreement with Jonathan J. Judge, effective as of October 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2010).*

10.14	Retention and Transition Agreement with Jonathan J. Judge (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 11, 2013).*

10.15

Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.16(1)	Form of Management Stockholder’s Agreement for Executive Committee Members (as amended). *

10.17	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.18

2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2007, Commission File No. 1-11073). *

10.19

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

10.24	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 25, 2010).*

10.25	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 25, 2010).*

10.26	First Data Corporation Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.27	First Data Corporation Severance Policy (Global Pay Structure Level 6 Employees) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 17, 2012).*

10.28	Form of Stock Option Agreement (effective April 2010) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.29

First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Company’s Form S-4 filed on August 13, 2008, Commission File No. 1-11073). *

10.30	First Data Corporation Long Term Cash Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 17, 2012). *

10.31(1)	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates, as amended. *

10.32(1)	First Data Corporation Severance / Change in Control Policy. *

21(1)	Subsidiaries of the Company.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

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

FIRST DATA CORPORATION
(Registrant)

By:	/S/ EDWARD A. LABRY III
Edward A. Labry III
Chief Executive Officer

Date: March 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ EDWARD A. LABRY III	Chief Executive Officer (Principal Executive Officer)	March 19, 2013
Edward A. Labry III

/S/ RAY E. WINBORNE	Executive Vice President and Chief Financial Officer	March 19, 2013
Ray E. Winborne	(Principal Financial Officer)

/S/ BARRY D. COOPER	Senior Vice President and Chief Accounting Officer	March 19, 2013
Barry D. Cooper	(Principal Accounting Officer)

/S/ JOE W. FOREHAND	Director and Chairman of the Board	March 19, 2013
Joe W. Forehand

/S/ HENRY R. KRAVIS	Director	March 19, 2013
Henry R. Kravis

/S/ SCOTT C. NUTTALL	Director	March 19, 2013
Scott C. Nuttall

/S/ TAGAR C. OLSON	Director	March 19, 2013
Tagar C. Olson

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

4.2

2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 28, 2007, Commission File No. 1-11073).

4.3

Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9.875% Senior Notes (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.4

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

4.14

2012 Extension Agreement, dated as of March 13, 2012, among the Company, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 26, 2012).

4.15

First Supplemental Indenture, dated as March 23, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 7.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 26, 2012).

4.16

Indenture, dated as August 16, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 6.750% Senior Secured Notes due 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2012).

4.17

First Supplemental Indenture, dated as September 27, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 6.750% Senior Secured Notes due 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2012).

4.18

Indenture, dated as of February 13, 2013, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 11.25% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 13, 2013).

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

10.7

2012 August Extension Agreement, dated as of August 16, 2012, among First Data Corporation, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2012).

10.8

September 2012 Joinder Agreement, dated as of September 27, 2012, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit B - Marked Pages of the Conformed Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012).

10.9

Registration Rights Agreement, dated as of February 13, 2013, by and among First Data Corporation, the guarantors named therein and the several initial purchasers with respect to the 11.25% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 13, 2013).

10.10

February 2013 Joinder Agreement, dated as of February 13, 2013, among First Data Corporation, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit B - Marked Pages of the Conformed Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 13, 2013).

10.11

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

10.13	Employment Agreement with Jonathan J. Judge, effective as of October 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2010).*

10.14	Retention and Transition Agreement with Jonathan J. Judge (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 11, 2013).*

10.15

Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.16(1)	Form of Management Stockholder’s Agreement for Executive Committee Members (as amended). *

10.17	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.18

2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2007, Commission File No. 1-11073). *

10.19

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

10.24	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 25, 2010).*

10.25	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 25, 2010).*

10.26	First Data Corporation Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.27	First Data Corporation Severance Policy (Global Pay Structure Level 6 Employees) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 17, 2012).*

10.28	Form of Stock Option Agreement (effective April 2010) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.29

First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Company’s Form S-4 filed on August 13, 2008, Commission File No. 1-11073). *

10.30	First Data Corporation Long Term Cash Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 17, 2012). *

10.31(1)	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates, as amended. *

10.32(1)	First Data Corporation Severance / Change in Control Policy. *

21(1)	Subsidiaries of the Company.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

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