Form 10-Q
period 2013-03-31
FIRST DATA CORP
filed 2013-05-14
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(in millions)	2013	2012
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$943.1	$920.5
Check services	72.4	78.0
Card services (a)	406.8	429.9
Other services	121.4	124.9
Product sales and other	202.4	203.4
Reimbursable debit network fees, postage and other	844.8	807.3
	2,590.9	2,564.0
Expenses:
Cost of services (exclusive of items shown below)	718.7	695.4
Cost of products sold	82.6	85.0
Selling, general and administrative	463.3	446.5
Reimbursable debit network fees, postage and other	844.8	807.3
Depreciation and amortization	272.2	309.1
Other operating expenses:
Restructuring, net	18.2	3.7
	2,399.8	2,347.0
Operating profit	191.1	217.0
Interest income	2.7	2.5
Interest expense	(469.0)	(461.1)
Other income (expense)	0.3	(8.2)
	(466.0)	(466.8)
Loss before income taxes and equity earnings in affiliates	(274.9)	(249.8)
Income tax expense (benefit)	61.6	(108.2)
Equity earnings in affiliates	37.7	27.5
Net loss	(298.8)	(114.1)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	38.6	38.4
Net loss attributable to First Data Corporation	$(337.4)	$(152.5)

(a)                  Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $40.5 million for the three months ended March 31, 2013, and $38.5 million for the comparable period in 2012.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
(in millions)	2013	2012
Net loss	$(298.8)	$(114.1)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	(0.2)	2.1
Unrealized gains on hedging activities	—	24.2
Foreign currency translation adjustment	(81.6)	79.5
Pension liability adjustments	1.4	0.3
Total other comprehensive (loss) income, net of tax	(80.4)	106.1
Comprehensive loss	(379.2)	(8.0)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	34.7	36.3
Comprehensive loss attributable to First Data Corporation	$(413.9)	$(44.3)

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)	As of March 31, 2013 (Unaudited)	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$434.3	$608.3
Accounts receivable, net of allowance for doubtful accounts of $33.4 (2013) and $33.3 (2012)	1,691.8	1,847.7
Settlement assets	16,393.3	9,173.8
Other current assets	304.9	253.6
Total current assets	18,824.3	11,883.4
Property and equipment, net of accumulated depreciation of $1,063.1 (2013) and $1,024.3 (2012)	826.8	855.8
Goodwill	17,214.3	17,282.5
Customer relationships, net of accumulated amortization of $3,974.3 (2013) and $3,839.0 (2012)	3,604.3	3,756.3
Other intangibles, net of accumulated amortization of $1,592.3 (2013) and $1,544.0 (2012)	1,792.6	1,828.6
Investment in affiliates	1,386.2	1,413.1
Long-term settlement assets	33.5	54.3
Other long-term assets	826.6	825.0
Total assets	$44,508.6	$37,899.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$270.8	$260.9
Short-term and current portion of long-term borrowings	170.8	257.1
Settlement obligations	16,425.2	9,226.3
Other current liabilities	1,468.8	1,600.6
Total current liabilities	18,335.6	11,344.9
Long-term borrowings	22,515.6	22,528.9
Long-term deferred tax liabilities	580.4	509.5
Other long-term liabilities	810.5	821.9
Total liabilities	42,242.1	35,205.2
Commitments and contingencies (See Note 7)
Redeemable noncontrolling interest	69.1	67.4
First Data Corporation stockholder’s deficit:
Common stock, $.01 par value; authorized and issued 1,000 shares (2013 and 2012)	—	—
Additional paid-in capital	7,345.3	7,341.5
Paid-in capital	7,345.3	7,341.5
Accumulated loss	(7,740.1)	(7,387.8)
Accumulated other comprehensive loss	(628.7)	(552.2)
Total First Data Corporation stockholder’s deficit	(1,023.5)	(598.5)
Noncontrolling interests	3,220.9	3,224.9
Total equity	2,197.4	2,626.4
Total liabilities and equity	$44,508.6	$37,899.0

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(298.8)	$(114.1)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	302.1	349.4
Charges related to other operating expenses and other income (expense)	17.9	11.9
Other non-cash and non-operating items, net	(42.6)	(50.2)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	138.9	4.4
Other assets, current and long-term	35.4	96.1
Accounts payable and other liabilities , current and long-term	(128.8)	(225.7)
Income tax accounts	45.1	(126.0)
Net cash provided by (used in) operating activities	69.2	(54.2)

CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to equity method investments	—	(7.9)
Payments related to other businesses previously acquired	—	(3.2)
Proceeds from sale of property and equipment	3.6	1.1
Additions to property and equipment	(44.6)	(47.6)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(46.0)	(54.2)
Other investing activities	2.4	0.9
Net cash used in investing activities	(84.6)	(110.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(81.0)	52.9
Accrued interest funded upon issuance of notes	—	16.9
Debt modification proceeds and related financing costs, net	3.5	8.0
Principal payments on long-term debt	(18.9)	(15.8)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(38.9)	(53.2)
Redemption of Parent’s redeemable common stock	(4.8)	(0.1)
Cash dividends	(14.9)	(3.5)
Net cash (used in) provided by financing activities	(155.0)	5.2

Effect of exchange rate changes on cash and cash equivalents	(3.6)	3.4
Change in cash and cash equivalents	(174.0)	(156.5)
Cash and cash equivalents at beginning of period	608.3	485.7
Cash and cash equivalents at end of period	$434.3	$329.2

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

		First Data Corporation Shareholder
Three months ended March 31, 2013 (in millions)	Total	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2012	$2,626.4	$(7,387.8)	$(552.2)	—	$7,341.5	$3,224.9
Dividends and distributions paid to noncontrolling interests	(30.1)					(30.1)
Net (loss) income (a)	(307.4)	(337.4)				30.0
Other comprehensive loss	(80.4)		(76.5)			(3.9)
Adjustment to redemption value of redeemable noncontrolling interest	(2.0)				(2.0)
Stock compensation expense and other	5.8				5.8
Cash dividends paid by First Data Corporation to Parent	(14.9)	(14.9)
Balance, March 31, 2013	$2,197.4	$(7,740.1)	$(628.7)	—	$7,345.3	$3,220.9

Three months ended March 31, 2012 (in millions)
Balance, December 31, 2011	$3,408.0	$(6,680.2)	$(598.4)	—	$7,375.2	$3,311.4
Dividends and distributions paid to noncontrolling interests	(43.3)					(43.3)
Net (loss) income (a)	(122.8)	(152.5)				29.7
Other comprehensive income (loss)	106.1		108.2			(2.1)
Stock compensation expense and other	4.1				4.1
Cash dividends paid by First Data Corporation to Parent	(3.5)	(3.5)
Balance, March 31, 2012	$3,348.6	$(6,836.2)	$(490.2)	—	$7,379.3	$3,295.7

(a)                  The total net loss presented in the Consolidated Statements of Equity for the three months ended March 31, 2013 and 2012 is $8.6 million and $8.7 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2013 and the consolidated results of its operations, comprehensive income (loss), consolidated cash flows and changes in equity for the three months ended March 31, 2013 and 2012. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

	Three months ended March 31,
(in millions)	2013	2012
Amortization of initial payments for new contracts	$10.2	$9.8
Amortization related to equity method investments	$19.7	$30.5

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

	Three months ended March 31,
(in millions)	2013	2012
Interchange fees and assessments	$4,510.6	$4,285.1
Debit network fees	$697.2	$663.4

New Accounting Guidance

In March 2013, the Financial Accounting Standards Board issued guidance that resolves diversity in practice as to when to release the cumulative translation adjustment into net income when a parent ceases to have a controlling interest in a subsidiary within a foreign entity or sells a part or all of its investment in a foreign entity.  The guidance also resolves diversity in the accounting for the cumulative translation adjustment in a business combination achieved in stages involving a foreign entity. The Company adopted the guidance as of January 1, 2013.  Adoption did not have an impact on the Company’s financial position or results of operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Three months ended March 31,
(in millions)	2013	2012
Investment gains	$1.2	$0.3
Derivative financial instruments gains (losses)	3.8	(3.7)
Non-operating foreign currency losses	(4.7)	(4.8)
Other income (expense)	$0.3	$(8.2)

Supplemental Cash Flow Information

During the three months ended March 31, 2013 and 2012, the Company entered into capital leases totaling approximately $6 million and $7 million, respectively.

Refer to Note 9 of these Consolidated Financial Statements for information concerning the Company’s stock-based compensation plans.

Note 3: Restructuring

Restructuring Charges and Reversal of Restructuring Accruals

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
(in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Three months ended March 31, 2013
Restructuring charges	10	$(4.5)	$(0.4)	$(0.8)	$(12.5)	$(18.2)
Restructuring accrual reversals		—	—	—	—	—
Total pretax charge, net of reversals		$(4.5)	$(0.4)	$(0.8)	$(12.5)	$(18.2)

Three months ended March 31, 2012
Restructuring charges	80	$—	$—	$(4.0)	$(0.3)	$(4.3)
Restructuring accrual reversals		—	—	0.3	0.3	0.6
Total pretax charge, net of reversals		$—	$—	$(3.7)	$—	$(3.7)

The Company recorded $18 million of restructuring charges during the three months ended March 31, 2013, in connection with the departure of executive officers and management’s alignment of the business with strategic objectives. The Company expects to record additional charges in 2013 associated with the alignment of the business with strategic objectives and cost savings initiatives.

The Company recorded $0.6 and $3.9 million of restructuring charges during the three months ended March 31, 2013 and 2012, respectively, related to employee reduction and certain employee relocation efforts in Germany. The Company expects to record a total of approximately $1 million of additional restructuring charges in 2013 in connection with the restructuring event in Germany.

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2013:

(in millions)	Employee Severance
Remaining accrual as of January 1, 2013	$13.1
Expense provision	18.2
Cash payments and other	(6.4)
Changes in estimates	—
Remaining accrual as of March 31, 2013	$24.9

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4: Borrowings

Short-Term Borrowings

As of March 31, 2013 and December 31, 2012, FDC had approximately $304 million and $346 million available, respectively, under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty and the euro. The total amounts outstanding against short-term lines of credit and other arrangements were $95.8 million and $177.2 million as of March 31, 2013 and December 31, 2012, respectively. Certain of these arrangements are uncommitted but FDC had $89.7 million and $130.0 million of borrowings outstanding against them as of March 31, 2013 and December 31, 2012, respectively.

Senior Secured Credit Facilities

Senior Secured Revolving Credit Facility. As of March 31, 2013, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit, of which $38.5 million and $45.1 million were issued as of March 31, 2013 and December 31, 2012, respectively. FDC had no borrowings outstanding against this facility as of March 31, 2013 or as of December 31, 2012 other than the letters of credit discussed above. At March 31, 2013, $1,476.8 million remained available under this facility after considering the outstanding letters of credit. $499.1 million of the facility matures on September 24, 2013 while the remaining $1,016.2 million matures between June 24, 2015 and September 24, 2016 subject to certain conditions. Upon completion of the April 10, 2013 action described below, the expiration date is now either on December 31, 2015 or September 24, 2016.

Senior Secured Term Loan Facility. On February 13, 2013, FDC entered into a February 2013 Joinder Agreement relating to its credit agreement, pursuant to which FDC incurred $258 million in new term loans maturing on September 24, 2018.  The interest rate applicable to the new September 2018 Term Loans is a rate equal to, at FDC’s option, either (a) LIBOR for deposits in U.S. dollars plus 500 basis points or (b) a base rate plus 400 basis points.  FDC used the net cash proceeds from the new term loans to repay all of its outstanding term loan borrowings maturing in 2014 and to pay related fees and expenses. Refer to repricing amendments to the senior secured credit facilities discussion below.

10.55% Senior Unsecured Notes

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

11.25% Senior Unsecured Notes

On February 13, 2013, FDC issued $785 million aggregate principal amount of 11.25% senior unsecured notes due January 15, 2021.  Interest on the notes will be payable in cash semi-annually on May 15 and November 15 of each year, commencing on November 15, 2013. FDC used the proceeds from the offering to repurchase all of its outstanding 10.55% senior unsecured notes as described above and to pay related fees and expenses.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

FDC has agreed to use its reasonably best efforts to register notes with the SEC having substantially identical terms as the 11.25% senior unsecured notes, as part of an offer to exchange freely tradable exchange notes for the 11.25% senior unsecured notes within 360 days after the issue date. If FDC fails to complete the exchange or, if required, to have a shelf registration statement declared effective within that time period (‘‘registration default’’), the annual interest rate on the notes will increase by 0.25%. The annual interest rate on the notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 0.50% per year. FDC may subsequently cure the registration default and the applicable interest rate on the unsecured notes will revert to the original rate. If FDC must pay additional interest, it will be paid in cash on the same dates that other interest payments on the notes are made, until the registration default is corrected.

Deferred Financing Costs

In connection with the February 2013 transactions described above, FDC incurred costs of $35.2 million, $32.7 million of which was recorded as discounts on the modified debt and are being amortized to interest expense over the remaining terms.

Debt transactions effected subsequent to March 31, 2013

Debt Offering and Debt Repurchase.  On April 10, 2013, FDC issued $815 million aggregate principal amount of 10.625% senior unsecured notes due June 15, 2021.  Interest on the notes will be payable in cash semi-annually on February 15 and August 15 of each year, commencing on August 15, 2013. FDC used the proceeds from the offering to repurchase all of its outstanding 9.875% senior unsecured notes and to pay related fees and expenses.

The notes will be unsecured and (i) rank senior in right of payment to any existing and future subordinated indebtedness, including the existing senior subordinated notes; (ii) rank equally in right of payment to any existing and future senior indebtedness; (iii) be effectively junior to all existing and future secured indebtedness, including indebtedness under the senior secured credit facilities, existing senior secured notes, existing senior secured second lien notes and capital leases to the extent of the collateral securing such indebtedness; and (iv) be effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of the non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Company or one of its subsidiary guarantors).

The notes will be similarly guaranteed in accordance with their terms by each of FDC’s domestic subsidiaries that guarantee obligations under FDC’s senior secured term loan facility described above.  The notes also contain a number of covenants similar to those described for the senior secured obligations noted above.

FDC may redeem the notes, in whole or in part, at any time prior to April 15, 2016, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and a “make-whole premium.”  Thereafter, FDC may redeem the notes, in whole or in part, at established redemption prices.  In addition, until April 15, 2016, FDC may redeem up to 35% of the aggregate principal amount of the notes at 110.625% with the net cash proceeds of one or more equity offerings.

FDC has agreed to use its reasonably best efforts to register notes with the SEC having substantially identical terms as the 10.625% senior unsecured notes, as part of an offer to exchange freely tradable exchange notes for the 10.625% senior unsecured notes within 360 days after the issue date. If FDC fails to complete the exchange or, if required, to have a shelf registration statement declared effective within that time period (‘‘registration default’’), the annual interest rate on the notes will increase by 0.25%. The annual interest rate on the notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 0.50% per year. FDC may subsequently cure the registration default and the applicable interest rate on the unsecured notes will revert to the original rate. If FDC must pay additional interest, it will be paid in cash on the same dates that other interest payments on the notes are made, until the registration default is corrected.

Repricing Amendments to the Senior Secured Credit Facilities. On April 10, 2013, FDC’s senior secured term loan facility was amended to create a senior secured replacement term loan facility in an aggregate principal amount equal to the aggregate outstanding principal amount of term loans due in 2017 that currently bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 500 basis points or a base rate plus 400 basis points.  As of April 10, 2013, all of the previously outstanding 2017

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

term loans were exchanged with loans under the new facility which have the same terms except the new loans bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 400 basis points or a base rate plus 300 basis points.

On April 15, 2013, FDC further amended its senior secured term loan facility to create a senior secured replacement term loan facility in an aggregate principal amount equal to the aggregate outstanding principal amount of the term loans due in 2018 that currently bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 500 basis points or a base rate plus 400 basis points. All of the previously outstanding 2018 term loans were exchanged for loans under the new facility which have the same terms except the new loans bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 400 basis points or a base rate plus 300 basis points.  FDC paid closing fees in connection with the transaction.

Related Financing Costs. In connection with the debt offerings and amendments to the senior secured credit facilities discussed above, FDC incurred lender fees and other expenses of approximately $36 million, excluding premiums paid of approximately $20 million related to the tender offer and debt repurchase.

Note 5: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables present the Company’s operating segment results for the three months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$765.5	$320.8	$314.3	$19.3	$1,419.9
Product sales and other	95.9	9.8	88.2	10.4	204.3
Equity earnings in affiliates (a)	—	—	6.1	—	6.1
Total segment reporting revenues	$861.4	$330.6	$408.6	$29.7	$1,630.3
Internal revenue	$5.1	$8.1	$2.3	$—	$15.5
External revenue	856.3	322.5	406.3	29.7	1,614.8
Depreciation and amortization	106.0	80.3	70.2	11.0	267.5
Segment EBITDA	354.2	133.1	100.4	(67.3)	520.4
Other operating expenses and other income (expense) excluding divestitures and other items	(6.8)	(0.4)	(6.5)	(4.2)	(17.9)

	Three months ended March 31, 2012
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$746.4	$338.1	$309.6	$25.5	$1,419.6
Product sales and other	100.9	7.5	86.5	10.4	205.3
Equity earnings in affiliates (a)	—	—	8.8	—	8.8
Total segment reporting revenues	$847.3	$345.6	$404.9	$35.9	$1,633.7
Internal revenue	$4.4	$7.8	$2.1	$—	$14.3
External revenue	842.9	337.8	402.8	35.9	1,619.4
Depreciation and amortization	136.6	89.9	73.6	12.9	313.0
Segment EBITDA	352.0	157.4	95.4	(54.1)	550.7
Other operating expenses and other income (expense) excluding divestitures	(10.6)	—	(13.2)	11.9	(11.9)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three months ended March 31,
(in millions)	2013	2012
Segment Revenues:
Total reported segments	$1,600.6	$1,597.8
All Other and Corporate	29.7	35.9
Adjustments to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(1.7)	(4.0)
Eliminations of intersegment revenues	(15.5)	(14.3)
Adjusted revenue	1,613.1	1,615.4
Adjustments to reconcile to Consolidated revenues:
Adjustments for non-wholly-owned entities (c)	15.5	21.1
Official check and money order revenues (b)	1.7	4.0
ISO commission expense	115.8	116.2
Reimbursable debit network fees, postage and other	844.8	807.3
Consolidated revenues	$2,590.9	$2,564.0
Segment EBITDA:
Total reported segments	$587.7	$604.8
All Other and Corporate	(67.3)	(54.1)
Adjusted EBITDA	520.4	550.7
Adjustments to reconcile to “Net loss attributable to First Data Corporation”:
Adjustments for non-wholly-owned entities (c)	3.1	(3.7)
Depreciation and amortization	(272.2)	(309.1)
Interest expense	(469.0)	(461.1)
Interest income	2.7	2.5
Other items (d)	(22.0)	(14.0)
Income tax (expense) benefit	(61.6)	108.2
Stock-based compensation	(9.2)	(3.6)
Official check and money order EBITDA (b)	1.3	1.7
Costs of alliance conversions	(22.6)	(11.5)
KKR related items	(8.1)	(8.4)
Debt issuance costs	(0.2)	(4.2)
Net loss attributable to First Data Corporation	$(337.4)	$(152.5)

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

(d)                  Includes restructuring, certain retention bonuses, litigation and regulatory settlements, and impairments as applicable to the periods presented and “Other income (expense)” as presented in the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment assets are as follows:

(in millions)	As of March 31, 2013	As of December 31, 2012
Assets:
Retail and Alliance Services	$32,395.5	$25,885.7
Financial Services	4,314.0	4,477.1
International	5,743.8	5,305.7
All Other and Corporate	2,055.3	2,230.5
Consolidated	$44,508.6	$37,899.0

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows:

	Three months ended March 31,
(in millions)	2013	2012
Depreciation and amortization:
Total reported segments	$256.5	$300.1
All Other and Corporate	11.0	12.9
	267.5	313.0
Adjustments to reconcile to consolidated depreciation and amortization:
Adjustments for non-wholly-owned entities	24.4	26.6
Amortization of initial payments for new contracts	10.2	9.8
Total consolidated depreciation and amortization	$302.1	$349.4

Note 6: Redeemable Noncontrolling Interest

The following table presents a summary of the redeemable noncontrolling interest activity:

(in millions)	2013	2012
Balance as of January 1,	$67.4	$67.4
Distributions	(8.8)	(9.9)
Share of income	8.6	8.7
Adjustment to redemption value of redeemable noncontrolling interest	2.0	—
Other	(0.1)	—
Balance as of March 31,	$69.1	$66.2

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

Legal

On July 2, 2004, a class action complaint was filed against the Company, its subsidiary Concord EFS, Inc., and various financial institutions. Plaintiffs claim that the defendants violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgment, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Similar suits were filed and served in July, August and October 2004 (referred to collectively as the “ATM Fee Antitrust Litigation”). The Court granted judgment in favor of the defendants, dismissing the case on September 17, 2010. On October 14, 2010, the plaintiffs appealed the summary judgment. On July 12, 2012, the United States Court of Appeals for the Ninth Circuit affirmed the Northern District Court of

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

California’s dismissal of all the claims against the defendants.   On July 26, 2012, the plaintiffs petitioned the Ninth Circuit for rehearing en banc and on March 13, 2013 the United States Court of Appeals for the Ninth Circuit issued an order denying the plaintiffs’ petition for rehearing. The Company continues to believe the complaints are without merit and intends to vigorously defend them.

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) Merchant matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee, and collection activities; and (3) other matters which may include issues such as employment. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $6 million for patent infringement, $0 to $75 million for merchant matters and $0 to $4 million for other matters, resulting in a total estimated range of possible losses of $0 to $85 million for all of the matters described above.

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

Note 8: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended March 31,
(in millions)	2013	2012
Service costs	$0.6	$0.7
Interest costs	9.4	9.2
Expected return on plan assets	(11.0)	(11.0)
Amortization	0.9	0.4
Net periodic benefit expense (income)	$(0.1)	$(0.7)

The Company estimates pension plan contributions for 2013 to be approximately $40 million. During the three months ended March 31, 2013, approximately $7 million was contributed to the United Kingdom plan and approximately $2 million was contributed to the U.S. plan.

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

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations was as follows:

	Three months ended March 31,
(in millions)	2013	2012
Total stock-based compensation expense (pretax)	$10.2	$3.8

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Options

During the three months ended March 31, 2013 time-based options were granted under the stock plan. The time-based options granted generally vest equally over a three to five year period.

As of March 31, 2013 there was approximately $92 million of total unrecognized compensation expense related to non-vested stock options. Approximately $4 million will be recognized over a period of approximately two years while approximately $88 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

The fair value of First Data Holdings Inc. (“Holdings”) stock options granted for the three months ended March 31, 2013 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended March 31, 2013
Risk-free interest rate	1.36%
Dividend yield	—
Volatility	59.55%
Expected term (in years)	7
Fair value of stock	$3.50
Fair value of options	$2.06

A summary of Holdings stock option activity for the three months ended March 31, 2013 is as follows:

(options in millions)	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	77.6	$3.00
Granted	3.4	$3.50
Exercised	(3.4)	$3.00
Cancelled / Forfeited	(4.7)	$3.00
Outstanding at March 31, 2013	72.9	$3.02
Options exercisable as of March 31, 2013	30.2	$3.02

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during the three months ended March 31, 2013. As of March 31, 2013, there was approximately $42 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock which will be recognized upon the occurrence of certain liquidity or employment termination events.

A summary of Holdings restricted stock award and restricted stock unit activity for the three months ended March 31, 2013 is as follows:

(awards/units in millions)	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2013	13.6	$3.00
Granted	1.4	$3.50
Vested	(0.9)	$3.04
Cancelled / Forfeited	(0.3)	$3.00
Non-vested at March 31, 2013	13.8	$3.05

Note 10: Investment Securities

The majority of the Company’s investment securities are a component of settlement assets and represent the investment of funds received by the Company from prior sales of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities, excluding those classified as cash equivalents, within current settlement assets primarily consisted of municipal obligations as of March 31, 2013 and December 31, 2012.  The Company’s long-term settlement assets were primarily comprised of student loan auction rate securities (“SLARS”) and municipal obligations as of March 31, 2013 and of SLARS as of December 31, 2012. Realized gains and losses and other-than-temporary impairments (“OTTI”) on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments, primarily cost method investments, which are included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets and are discussed further below. Realized gains

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

and losses on these investments are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2 of these Consolidated Financial Statements.

The principal components of the Company’s investment securities are as follows:

(in millions)	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)/(c)	Fair Value (d)
As of March 31, 2013
Student loan auction rate securities	$17.1	$0.4	$—	$—	$17.5
Corporate bonds	11.5	—	—	—	11.5
State and municipal obligations	140.3	—	—	—	140.3
Preferred Stock	0.1	1.1	—	—	1.2
Total available-for-sale securities	169.0	1.5	—	—	170.5
Cost method investments	12.9	—	—	—	12.9
Totals	$181.9	$1.5	$—	$—	$183.4

As of December 31, 2012
Student loan auction rate securities	$37.6	$1.2	$—	$—	$38.8
Corporate bonds	6.6	—	—	—	6.6
State and municipal obligations	134.5	—	(0.1)	—	134.4
Preferred Stock	0.1	0.5	—	—	0.6
Total available-for-sale securities	178.8	1.7	(0.1)	—	180.4
Cost method investments	13.4	—	—	—	13.4
Totals	$192.2	$1.7	$(0.1)	$—	$193.8

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents additional information regarding available-for-sale securities:

	Three months ended March 31,
(in millions)	2013	2012
Proceeds from sales (a)	$21.5	$29.7
Gross realized gains included in earnings as a result of sales (a)	1.0	0.5
Net unrealized gains included in OCI, net of tax	0.8	2.4
Net gains reclassified out of OCI into earnings, net of tax	1.0	0.3

(a)         Includes activity resulting from sales and redemptions.

The following table presents maturity information for the Company’s investments in debt securities as of March 31, 2013:

(in millions)	Fair Value
Due within one year	$136.5
Due after one year through five years	15.2
Due after 10 years	17.6
Total debt securities	$169.3

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of March 31, 2013, there were no indicators of impairment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of March 31, 2013, it was deemed impracticable to estimate the fair value on $7.6 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Summary of Derivative Instruments

The Company’s derivative instruments portfolio was comprised of the following:

Notional value (in millions)	As of March 31, 2013		As of December 31, 2012
Interest rate contracts	USD	5,750	USD	5,750
Foreign exchange contracts	EUR	221.5	EUR	91.1
Foreign exchange contracts	AUD	215	AUD	115

Derivatives Not Qualifying For Hedge Accounting.  During the three months ended March 31, 2013 and 2012, the Company held certain derivative instruments that functioned as economic hedges but no longer qualified or were not designated to qualify for hedge accounting. Such instruments included cross-currency swaps held in order to mitigate foreign currency exposure on intercompany loans and a portion of the Company’s net investment in its European operations, interest rate swaps held in order to mitigate the exposure to interest rate fluctuations on interest payments related to variable rate debt and a fixed to floating interest rate swap held to maintain a desired ratio of fixed and variable rate debt.

Interest rate swaps held during the three months ended March 31, 2012 with a combined notional value of $5.0 billion expired in September 2012. During the first quarter of 2012, the Company entered into forward-starting interest rate swaps with a combined notional value of $2.0 billion which became effective upon expiration of the prior instruments. The interest rate swaps are intended to mitigate exposure to fluctuations in interest rates as the prior interest rate swaps and will expire in September 2016. The Company did not designate the swaps as hedges for accounting purposes.

During the three months ended March 31, 2013 and 2012, the Company held cross-currency swaps not qualifying for hedge accounting with a total notional value of 21.5 million euro (approximately $27.6 million at March 31, 2013) and 91.1 million euro, respectively. In January of 2013, the Company’s cross-currency swap with an aggregate notional value of 69.6 million euro expired.

During the first quarter of 2012, an interest rate swap with a total notional value of $500 million ceased to qualify for hedge accounting treatment and the Company therefore de-designated the cash flow hedge from the beginning of the quarter. For this and for previous cash flow hedge de-designations, the amount carried in OCI as of the date of de-designation is subsequently reclassified into earnings in the same periods during which the forecasted transactions affect earnings. As of March 31, 2013, there are no longer any losses carried in OCI related to interest rate swaps that are expected to be reclassified into the Consolidated Statements of Operations.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Derivatives That Qualify for Hedge Accounting

Hedges of net investments in foreign operations. During the three months ended March 31, 2013, the Company entered into cross-currency swaps with aggregate notional values of 100.0 million Australian dollars and 200.0 million euro that were designated as hedges of net investments in foreign operations. As of March 31, 2013, the Company held cross-currency swaps with an aggregate notional value of 215.0 million Australian dollars (approximately $225.0 million at March 31, 2013) and 200.0 million euro (approximately $257.1 million at March 31, 2013) and as of December 31, 2012, the Company held a cross-currency swap with an aggregate notional value of 115.0 million Australian dollars that were designated as hedges of net investments in foreign operations.

Cash flow hedges. As of March 31, 2013 and 2012, the Company did not have any interest rate swaps that were designated as cash flow hedges of the variability in the interest payments on its debt.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets, derivative gains and losses in the Consolidated Statements of Operations and accumulated derivative gains and losses in OCI, refer to the tables presented below.

Fair Value of Derivative Instruments

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of March 31, 2013
(in millions)	Assets (a)(c)	Liabilities (b)(c)
Derivatives designated as hedging instruments
Foreign exchange contracts	$10.8	$(33.3)
Derivatives not designated as hedging instruments
Interest rate contracts	90.1	(129.6)
Foreign exchange contracts	—	(0.5)
Total derivatives not designated as hedging instruments	90.1	(130.1)
Total derivatives	$100.9	$(163.4)

	As of December 31, 2012
(in millions)	Assets (a)(c)	Liabilities (b)(c)
Derivative designated as hedging instrument
Foreign exchange contract	$—	$(32.8)
Derivatives not designated as hedging instruments
Interest rate contracts	90.8	(137.7)
Foreign exchange contracts	10.1	(1.6)
Total derivatives not designated as hedging instruments	100.9	(139.3)
Total derivatives	$100.9	$(172.1)

(a)                  Derivative assets are included in the “Other current assets” and “Other long-term assets” lines of the Consolidated Balance Sheets.

(b)                  Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

(c)                   The Company’s policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements.  Of the balances included in the table above, $100.9 million of assets and $118.6 million of liabilities, net $17.7 million, as of March 31, 2013 and $100.9 million of assets and $126.0 million of liabilities, net $25.1 million, as of December 31, 2012 are subject to master netting agreements with the counterparties.  The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Three months ended March 31,
	2013		2012
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$—	—	$(38.5)	—
Derivative in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$—	10.3	$—	(2.4)
Derivatives not designated as hedging instruments:
Amount of gain or (loss) recognized in income (b)	$3.3	0.5	$(0.6)	(3.1)

(a)                  Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.

(b)                  Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

Accumulated Derivatives Gains and Losses

The following table summarizes activity in other comprehensive income for the three months ended March 31, 2013 related to derivative instruments classified as net investment hedges held by the Company:

(in millions, after tax)	Three months ended March 31, 2013
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(21.1)
Increase in fair value of derivative that qualifies for hedge accounting (a)	10.3
Accumulated loss included in other comprehensive income (loss) at end of the period	$(10.8)

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

(Unaudited)

Note 12: Fair Value Measurement

Fair Value of Financial Instruments

Carrying amounts for certain of the Company’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments:

	As of March 31, 2013
(in millions)	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$136.5	$136.5
Long-term investment securities	$33.5	$33.5
Other current assets:
Derivative financial instruments	$6.6	$6.6
Other long-term assets:
Long-term investment securities	$0.5	$0.5
Cost method investments	$12.9	$12.9
Derivative financial instruments	$94.3	$94.3
Other current liabilities:
Derivative financial instruments	$0.3	$0.3
Long-term borrowings:
Long-term borrowings	$22,515.6	$23,404.3
Other long-term liabilities:
Derivative financial instruments	$163.1	$163.1

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

The estimated fair market value of FDC’s long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.  For additional information regarding the Company’s borrowings, refer to Note 4 of these Consolidated Financial Statements as well as to Note 8 of the Company’s Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy:

	As of March 31, 2013
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$17.5	$17.5
Corporate bonds	—	11.5	—	11.5
State and municipal obligations	—	139.8	—	139.8
Preferred stock	1.2	—	—	1.2
Total settlement assets	1.2	151.3	17.5	170.0

Other current assets:
Interest rate swap contracts	—	6.6	—	6.6
Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Foreign currency derivative contracts	—	10.8	—	10.8
Interest rate swap contracts	—	83.5	—	83.5
Total assets at fair value	$1.2	$252.7	$17.5	$271.4

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$0.3	$—	$0.3
Other long-term liabilities:
Foreign currency derivative contracts	—	33.8	—	33.8
Interest rate swap contracts	—	129.3	—	129.3
Contingent consideration	—	—	20.0	20.0
Total liabilities at fair value	$—	$163.4	$20.0	$183.4

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of December 31, 2012
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$38.8	$38.8
Corporate bonds	—	6.6	—	6.6
State and municipal obligations	—	133.9	—	133.9
Preferred stock	0.6	—	—	0.6
Total settlement assets	0.6	140.5	38.8	179.9

Other current assets:
Interest rate swap contracts	—	1.0	—	1.0
Foreign currency derivative contracts	—	10.1	—	10.1
Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Interest rate swap contracts	—	89.8	—	89.8
Total assets at fair value	$0.6	$241.9	$38.8	$281.3

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$0.3	$—	$0.3
Other long-term liabilities:
Foreign currency derivative contracts	—	34.4	—	34.4
Interest rate swap contracts	—	137.4	—	137.4
Contingent consideration	—	—	20.0	20.0
Total liabilities at fair value	$—	$172.1	$20.0	$192.1

Settlement assets - student loan auction rate securities. Due to the lack of observable market activity for the SLARS held by the Company as of March 31, 2013, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. Due to the use of unobservable inputs, these instruments are classified as Level 3 within the fair value hierarchy. For additional information regarding sales, settlements and impairments of the SLARS, refer to Note 10 of these Consolidated Financial Statements.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance as of January 1, 2013	$38.8
Total realized gains included in product sales and other	1.0
Total unrealized losses included in other comprehensive income	(0.8)
Sales	(21.5)
Ending balance as of March 31, 2013	$17.5

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Settlement assets - other available-for-sale securities. Prices for the municipal and corporate securities are not quoted on active exchanges but are priced through an independent third-party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, from other market inputs. Bonds were valued under a market approach using observable inputs including reported trades, benchmark yields, broker/dealer quotes, issuer spreads and other standard inputs. Municipal paper was valued under a market approach using observable inputs including maturity date, issue date, credit rating, current commercial paper rates and settlement date.

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

Contingent liabilities.  During the year ended December 31, 2012, contingent consideration was recorded related to the acquisition of Clover Network, Inc. The transaction called for cash consideration as well as a series of contingent payments based on the achievement of specified sales targets. These contingent payments are classified as purchase consideration if made to outside investors and compensation if made to current and future employees. As part of the purchase price, the Company recorded a $20 million liability for the contingent consideration due to outside investors based upon the net present value of the Company’s estimate of the future payments. Subsequent measurements are made using the same methodology. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date. The primary assumption is the estimated number of merchant locations that will be using the software in the next four years.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Contingent consideration
Beginning balance as of January 1, 2013	$20.0
Contingent consideration payments	—
Change in fair value of contingent consideration	—
Ending balance as of March 31, 2013	$20.0

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the three months ended March 31, 2013 and 2012, the Company did not perform any non-recurring fair value measurements.

Note 13: Income Taxes

The Company’s effective tax rates on pretax loss were an expense of 26.0% and a benefit of 48.7% for the three months ended March 31, 2013 and 2012 respectively. The effective tax rate for the three months ended March 31, 2013 was lower than the statutory rate primarily due to an increase in the Company’s valuation allowances against federal and state net operating loss carryforwards and foreign tax credits, tax effects of foreign exchange gains and losses on intercompany notes and certain immaterial prior period adjustments.  These negative adjustments were partially offset by state tax benefits and net income attributable to noncontrolling interests from pass through entities for which there was no tax expense provided.  As a result of the Company recording pretax losses in each of the periods, the favorable impacts caused increases to the effective tax rate, while the unfavorable impacts caused decreases to the effective tax rate.  The most significant driver to the decrease in the effective rates in 2013 compared to 2012 is the increase in the valuation allowance against federal and state net operating loss carryforwards.

The effective tax rate for the three months ended March 31, 2012 was greater than the statutory rate primarily due to state tax benefits, a decrease in the Company’s liability for unrecognized tax benefits, net income attributable to noncontrolling interests from

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

pass through entities for which there was no tax expense provided, foreign income taxed at lower effective rates and certain immaterial prior period tax adjustments.  These positive adjustments were partially offset by an increase in the Company’s valuation allowances against foreign tax credits and unrealized investment losses.

The Company projects that its deferred tax assets will exceed its deferred tax liabilities as of December 31, 2013.  As a result, the Company determined that it is not more likely than not that it would be able to realize the value of its federal and combined state net operating loss carryforwards and has recorded a valuation allowance against a portion of these carryforwards.  This valuation allowance is expected to increase over time as the Company’s deferred tax liabilities continue to decrease and will have a continuing adverse impact on the Company’s effective tax rate in the future.

The balance of the Company’s liability for unrecognized tax benefits was approximately $288 million as of March 31, 2013.  The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $127 million within the next twelve months as the result of the possible closure of its 2005 through 2007 federal tax years, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.  The potential decrease relates to various federal, state and foreign tax benefits including research and experimentation credits, transfer pricing adjustments and certain amortization and loss deductions.

In addition to the liability discussed above, the balance of the uncertain income tax liability for which The Western Union Company is required to indemnify the Company was approximately $4 million as of March 31, 2013.  The Company anticipates that it is reasonably possible that the uncertain income tax liability may decrease by approximately $4 million within the next twelve months as a result of the possible closure of the 2005 and 2006 federal tax years.

Note 14: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 4 of these Consolidated Financial Statements and in Note 8 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, FDC’s 11.25% senior notes, 12.625% senior notes, 10.625% senior notes and 11.25% senior subordinated notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). None of the other subsidiaries of FDC, either direct or indirect, guarantee the notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured revolving credit facility, senior secured term loan facility, the 8.875% senior secured notes, the 7.375% senior secured notes and the 6.75% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The Guarantors further unconditionally guarantee the 8.25% senior second lien notes and 8.75%/10.00% PIK toggle senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The 11.25% senior note, 12.625% senior note and 10.625% senior note are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 11.25% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

During the second quarter of 2011, the Company began allocating certain general and administrative expenses of the parent company to its subsidiaries.  This allocation was inadvertently not reflected in the Company’s previously reported supplemental guarantor condensed consolidating financial statements. In the second quarter of 2010, the Company reorganized the ownership structure of two entities for tax purposes. The reorganization did not have any impact to the Company’s consolidated financial statements, however, the impact of the reorganization was not appropriately reflected in the Company’s previously reported supplemental guarantor condensed consolidating financial statements.  During 2009, the Company’s deferred tax expense was improperly allocated between the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries causing an inaccurate reflection of the deferred tax liabilities on the balance sheets in the Company’s previously reported supplemental guarantor condensed consolidating financial statements. The Company does not believe these errors were material. In addition to the items just described, the Company corrected certain other immaterial errors. The adjustments are limited to the guarantor footnote and do not affect any other reported amounts or disclosures in the Company’s consolidated financial statements.  A summary of the corrections is as follows:

Increase (Decrease) from Amounts Previously Reported

	Three months ended March 31, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments
(Loss) income before income taxes and equity earnings in affiliates	$26.2	$(56.4)	$(13.9)	$44.1
Income tax (benefit) expense	26.2	(20.9)	(5.3)	—
Net (loss) income	—	(35.5)	(8.6)	44.1
Net (loss) income attributable to First Data Corporation	—	(35.5)	(8.6)	44.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2012
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
Cost of services	$—	$—	$455.6	$445.2	$285.7	$296.1	$(45.9)	$(45.9)
Selling, general and administrative	68.4	29.5	254.9	290.0	123.2	127.0	—	—
Operating (loss) profit	(70.6)	(31.7)	178.7	154.0	108.9	94.7	—	—
Interest income (expense) from intercompany notes	46.7	78.0	(48.2)	(79.8)	1.5	1.8	—	—
Equity earnings from consolidated subsidiaries	168.9	124.9	31.2	31.1	—	—	(200.1)	(156.0)
(Loss) income before income taxes and equity earnings in affiliates	(337.2)	(311.0)	160.4	104.0	127.1	113.2	(200.1)	(156.0)
Income tax (benefit) expense	(184.7)	(158.5)	65.9	45.0	10.6	5.3	—	—
Net (loss) income	(152.5)	(152.5)	121.8	86.3	116.7	108.1	(200.1)	(156.0)
Net (loss) income attributable to First Data Corporation	(152.5)	(152.5)	121.8	86.3	103.0	94.4	(224.8)	(180.7)

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2012
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
ASSETS
Long-term deferred tax assets	$—	$1,028.0	$—	$—	$—	$—	$—	$(1,028.0)
Investment in consolidated subsidiaries	24,257.2	24,308.9	5,379.5	5,379.5	—	—	(29,636.7)	(29,688.4)
Total assets	29,022.7	30,102.4	31,796.9	31,796.9	17,148.8	17,148.8	(40,069.4)	(41,149.1)
LIABILITIES AND EQUITY
Long-term deferred tax liabilities	(1,079.7)	—	1,512.7	1,445.1	76.5	92.4	—	(1,028.0)
Total liabilities	29,621.2	30,700.9	11,013.1	10,945.5	5,003.6	5,019.5	(10,432.7)	(11,460.7)
First Data Corporation stockholder’s (deficit) equity	(598.5)	(598.5)	20,783.8	20,851.4	5,598.9	5,583.0	(26,382.7)	(26,434.4)
Total equity	(598.5)	(598.5)	20,783.8	20,851.4	12,077.8	12,061.9	(29,636.7)	(29,688.4)
Total liabilities and equity	29,022.7	30,102.4	31,796.9	31,796.9	17,148.8	17,148.8	(40,069.4)	(41,149.1)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2012
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions) Source/(use)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(152.5)	$(152.5)	$121.8	$86.3	$116.7	$108.1	$(200.1)	$(156.0)
Other non-cash and non-operating items, net	(161.0)	(117.0)	(90.7)	(90.6)	1.4	1.4	200.1	156.0
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(272.2)	(246.0)	15.1	(5.9)	5.9	0.7	—	—
Net cash (used in) provided by operating activities	(558.0)	(487.8)	271.2	214.8	232.6	218.8	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Intercompany	281.7	211.5	(234.5)	(178.1)	(47.2)	(33.4)	—	—
Net cash provided by (used in) financing activities	381.9	311.7	(245.6)	(189.2)	(197.8)	(184.0)	66.7	66.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the results of operations, comprehensive income, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the three months ended March 31, 2013 and 2012, and as of March 31, 2013 and December 31, 2012 to arrive at the information for FDC on a consolidated basis.

	Three months ended March 31, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,005.2	$593.0	$(54.5)	$1,543.7
Product sales and other	—	131.1	85.5	(14.2)	202.4
Reimbursable debit network fees, postage and other	—	610.5	234.3	—	844.8
	—	1,746.8	912.8	(68.7)	2,590.9
Expenses:
Cost of services (exclusive of items shown below)	—	485.9	287.3	(54.5)	718.7
Cost of products sold	—	61.5	35.3	(14.2)	82.6
Selling, general and administrative	26.5	307.7	129.1	—	463.3
Reimbursable debit network fees, postage and other	—	610.5	234.3	—	844.8
Depreciation and amortization	1.8	159.7	110.7	—	272.2
Other operating expenses:
Restructuring, net	12.4	1.8	4.0	—	18.2
	40.7	1,627.1	800.7	(68.7)	2,399.8
Operating (loss) profit	(40.7)	119.7	112.1	—	191.1
Interest income	0.1	—	2.6	—	2.7
Interest expense	(465.2)	(1.6)	(2.2)	—	(469.0)
Interest income (expense) from intercompany notes	78.5	(77.9)	(0.6)	—	—
Other income (expense)	18.6	1.1	(19.4)	—	0.3
Equity earnings from consolidated subsidiaries	78.2	34.1	—	(112.3)	—
	(289.8)	(44.3)	(19.6)	(112.3)	(466.0)
(Loss) income before income taxes and equity earnings in affiliates	(330.5)	75.4	92.5	(112.3)	(274.9)
Income tax expense	6.9	41.4	13.3	—	61.6
Equity earnings in affiliates	—	38.3	(0.6)	—	37.7
Net (loss) income	(337.4)	72.3	78.6	(112.3)	(298.8)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	14.3	24.3	38.6
Net (loss) income attributable to First Data Corporation	$(337.4)	$72.3	$64.3	$(136.6)	$(337.4)
Comprehensive (loss) income	$(413.9)	$73.6	$16.0	$(54.9)	$(379.2)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	10.4	24.3	34.7
Comprehensive (loss) income attributable to First Data Corporation	$(413.9)	$73.6	$5.6	$(79.2)	$(413.9)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31, 2012 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,009.3	$589.9	$(45.9)	$1,553.3
Product sales and other	—	132.6	84.1	(13.3)	203.4
Reimbursable debit network fees, postage and other	—	590.5	227.3	(10.5)	807.3
	—	1,732.4	901.3	(69.7)	2,564.0
Expenses:
Cost of services (exclusive of items shown below)	—	445.2	296.1	(45.9)	695.4
Cost of products sold	—	64.7	33.6	(13.3)	85.0
Selling, general and administrative	29.5	290.0	127.0	—	446.5
Reimbursable debit network fees, postage and other	—	590.5	227.3	(10.5)	807.3
Depreciation and amortization	2.2	188.1	118.8	—	309.1
Other operating expenses:
Restructuring, net	—	(0.1)	3.8	—	3.7
	31.7	1,578.4	806.6	(69.7)	2,347.0
Operating (loss) profit	(31.7)	154.0	94.7	—	217.0
Interest income	—	0.2	2.3	—	2.5
Interest expense	(456.7)	(1.7)	(2.7)	—	(461.1)
Interest income (expense) from intercompany notes	78.0	(79.8)	1.8	—	—
Other income (expense)	(25.5)	0.2	17.1	—	(8.2)
Equity earnings from consolidated subsidiaries	124.9	31.1	—	(156.0)	—
	(279.3)	(50.0)	18.5	(156.0)	(466.8)
(Loss) income before income taxes and equity earnings in affiliates	(311.0)	104.0	113.2	(156.0)	(249.8)
Income tax (benefit) expense	(158.5)	45.0	5.3	—	(108.2)
Equity earnings in affiliates	—	27.3	0.2	—	27.5
Net (loss) income	(152.5)	86.3	108.1	(156.0)	(114.1)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	13.7	24.7	38.4
Net (loss) income attributable to First Data Corporation	$(152.5)	$86.3	$94.4	$(180.7)	$(152.5)
Comprehensive (loss) income	$(44.3)	$92.3	$191.0	$(247.0)	$(8.0)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	11.6	24.7	36.3
Comprehensive (loss) income attributable to First Data Corporation	$(44.3)	$92.3	$179.4	$(271.7)	$(44.3)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of March 31, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33.5	$43.2	$357.6	$—	$434.3
Accounts receivable, net of allowance for doubtful accounts	0.5	837.9	853.4	—	1,691.8
Settlement assets (a)	—	9,159.5	7,323.1	(89.3)	16,393.3
Intercompany notes receivable	—	—	31.1	(31.1)	—
Other current assets	70.5	165.4	69.0	—	304.9
Total current assets	104.5	10,206.0	8,634.2	(120.4)	18,824.3
Property and equipment, net of accumulated depreciation	29.9	545.0	251.9	—	826.8
Goodwill	—	9,464.6	7,749.7	—	17,214.3
Customer relationships, net of accumulated amortization	—	1,993.8	1,610.5	—	3,604.3
Other intangibles, net of accumulated amortization	605.2	599.1	588.3	—	1,792.6
Investment in affiliates	—	1,349.4	36.8	—	1,386.2
Long-term settlement assets (a)	—	—	33.5	—	33.5
Long-term intercompany receivables	—	5,662.6	1,203.8	(6,866.4)	—
Long-term intercompany notes receivable	3,435.7	274.7	4.2	(3,714.6)	—
Long-term deferred tax assets	905.1	—	—	(905.1)	—
Other long-term assets	420.8	383.1	117.2	(94.5)	826.6
Investment in consolidated subsidiaries	24,323.8	5,389.9	—	(29,713.7)	—
Total assets	$29,825.0	$35,868.2	$20,230.1	$(41,414.7)	$44,508.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14.7	$161.6	$94.5	$—	$270.8
Short-term and current portion of long-term borrowings	15.4	50.8	104.6	—	170.8
Settlement obligations (a)	—	9,159.5	7,355.0	(89.3)	16,425.2
Intercompany notes payable	31.1	—	—	(31.1)	—
Other current liabilities	544.4	563.2	361.2	—	1,468.8
Total current liabilities	605.6	9,935.1	7,915.3	(120.4)	18,335.6
Long-term borrowings	22,457.9	40.9	16.8	—	22,515.6
Long-term deferred tax liabilities	—	1,362.1	123.4	(905.1)	580.4
Long-term intercompany payables	6,866.4	—	—	(6,866.4)	—
Long-term intercompany notes payable	278.2	3,352.8	83.6	(3,714.6)	—
Other long-term liabilities	640.4	227.6	37.0	(94.5)	810.5
Total liabilities	30,848.5	14,918.5	8,176.1	(11,701.0)	42,242.1
Redeemable equity interest	—	—	69.1	(69.1)	—
Redeemable noncontrolling interest	—	—	—	69.1	69.1
First Data Corporation stockholder’s (deficit) equity	(1,023.5)	20,949.7	5,513.8	(26,463.5)	(1,023.5)
Noncontrolling interests	—	—	72.3	3,148.6	3,220.9
Equity of consolidated alliance	—	—	6,398.8	(6,398.8)	—
Total equity	(1,023.5)	20,949.7	11,984.9	(29,713.7)	2,197.4
Total liabilities and equity	$29,825.0	$35,868.2	$20,230.1	$(41,414.7)	$44,508.6

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of December 31, 2012 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$228.0	$37.2	$343.1	$—	$608.3
Accounts receivable, net of allowance for doubtful accounts	4.4	879.7	963.6	—	1,847.7
Settlement assets (a)	—	5,097.1	4,076.7	—	9,173.8
Intercompany notes receivable	—	—	30.8	(30.8)	—
Other current assets	73.0	145.3	35.3	—	253.6
Total current assets	305.4	6,159.3	5,449.5	(30.8)	11,883.4
Property and equipment, net of accumulated depreciation	30.7	561.4	263.7	—	855.8
Goodwill	—	9,485.3	7,797.2	—	17,282.5
Customer relationships, net of accumulated amortization	—	2,071.7	1,684.6	—	3,756.3
Other intangibles, net of accumulated amortization	605.0	619.7	603.9	—	1,828.6
Investment in affiliates	—	1,375.2	37.9	—	1,413.1
Long-term settlement assets (a)	—	—	54.3	—	54.3
Long-term intercompany receivables	—	5,501.3	1,141.1	(6,642.4)	—
Long-term intercompany notes receivable	3,397.3	270.0	8.4	(3,675.7)	—
Long-term deferred tax assets	1,028.0	—	—	(1,028.0)	—
Other long-term assets	427.1	373.5	108.2	(83.8)	825.0
Investment in consolidated subsidiaries	24,308.9	5,379.5	—	(29,688.4)	—
Total assets	$30,102.4	$31,796.9	$17,148.8	$(41,149.1)	$37,899.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13.8	$141.8	$105.3	$—	$260.9
Short-term and current portion of long-term borrowings	15.1	55.1	186.9	—	257.1
Settlement obligations (a)	—	5,097.1	4,129.2	—	9,226.3
Intercompany notes payable	30.8	—	—	(30.8)	—
Other current liabilities	608.1	620.3	372.2	—	1,600.6
Total current liabilities	667.8	5,914.3	4,793.6	(30.8)	11,344.9
Long-term borrowings	22,462.3	47.8	18.8	—	22,528.9
Long-term deferred tax liabilities	—	1,445.1	92.4	(1,028.0)	509.5
Long-term intercompany payables	6,642.4	—	—	(6,642.4)	—
Long-term intercompany notes payable	276.7	3,315.6	83.4	(3,675.7)	—
Other long-term liabilities	651.7	222.7	31.3	(83.8)	821.9
Total liabilities	30,700.9	10,945.5	5,019.5	(11,460.7)	35,205.2
Redeemable equity interest	—	—	67.4	(67.4)	—
Redeemable noncontrolling interest	—	—	—	67.4	67.4
First Data Corporation stockholder’s (deficit) equity	(598.5)	20,851.4	5,583.0	(26,434.4)	(598.5)
Noncontrolling interests	—	—	70.5	3,154.4	3,224.9
Equity of consolidated alliance	—	—	6,408.4	(6,408.4)	—
Total equity	(598.5)	20,851.4	12,061.9	(29,688.4)	2,626.4
Total liabilities and equity	$30,102.4	$31,796.9	$17,148.8	$(41,149.1)	$37,899.0

(a)         The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(337.4)	$72.3	$78.6	$(112.3)	$(298.8)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1.8	185.9	114.4	—	302.1
(Gains) charges related to other operating expenses and other income (expense)	(6.2)	0.7	23.4	—	17.9
Other non-cash and non-operating items, net	(61.1)	(95.4)	1.6	112.3	(42.6)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(54.5)	77.4	67.7	—	90.6
Net cash (used in) provided by operating activities	(457.4)	240.9	285.7	—	69.2
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(0.1)	(23.7)	(20.8)	—	(44.6)
Proceeds from sale of property and equipment	—	3.6	—	—	3.6
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.3)	(37.4)	(8.3)	—	(46.0)
Distributions and dividends from subsidiaries	39.1	31.1	—	(70.2)	—
Other investing activities	0.3	1.2	0.9	—	2.4
Net cash provided by (used in) investing activities	39.0	(25.2)	(28.2)	(70.2)	(84.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(81.0)	—	(81.0)
Debt modification proceeds and related financing costs, net	3.5	—	—	—	3.5
Principal payments on long-term debt	(0.1)	(16.1)	(2.7)	—	(18.9)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	—	—	(8.8)	(30.1)	(38.9)
Distributions paid to equity holders	—	—	(61.2)	61.2	—
Redemption of Parent’s redeemable common stock	(4.8)	—	—	—	(4.8)
Cash dividends	(14.9)	—	(39.1)	39.1	(14.9)
Intercompany	240.2	(199.0)	(41.2)	—	—
Net cash provided by (used in) financing activities	223.9	(215.1)	(234.0)	70.2	(155.0)
Effect of exchange rate changes on cash and cash equivalents	—	5.4	(9.0)	—	(3.6)
Change in cash and cash equivalents	(194.5)	6.0	14.5	—	(174.0)
Cash and cash equivalents at beginning of period	228.0	37.2	343.1	—	608.3
Cash and cash equivalents at end of period	$33.5	$43.2	$357.6	$—	$434.3

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31, 2012 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(152.5)	$86.3	$108.1	$(156.0)	$(114.1)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	2.2	225.3	121.9	—	349.4
Charges (gains) related to other operating expenses and other income (expense)	25.5	(0.3)	(13.3)	—	11.9
Other non-cash and non-operating items, net	(117.0)	(90.6)	1.4	156.0	(50.2)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(246.0)	(5.9)	0.7	—	(251.2)
Net cash (used in) provided by operating activities	(487.8)	214.8	218.8	—	(54.2)
CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to equity method investments	—	(7.9)	—	—	(7.9)
Payments related to other businesses previously acquired	—	(3.2)	—	—	(3.2)
Additions to property and equipment	(0.1)	(30.0)	(17.5)	—	(47.6)
Proceeds from sale of property and equipment	—	1.1	—	—	1.1
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.1)	(45.3)	(8.8)	—	(54.2)
Distributions and dividends from subsidiaries	20.0	46.7	—	(66.7)	—
Other investing activities	0.4	0.2	0.3	—	0.9
Net cash provided by (used in) investing activities	20.2	(38.4)	(26.0)	(66.7)	(110.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	79.0	—	(26.1)	—	52.9
Accrued interest funded upon issuance of notes	16.9	—	—	—	16.9
Debt modification proceeds and related financing costs, net	8.0	—	—	—	8.0
Principal payments on long-term debt	(0.1)	(11.1)	(4.6)	—	(15.8)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(9.9)	(43.3)	(53.2)
Distributions paid to equity holders	—	—	(88.0)	88.0	—
Redemption of Parent’s redeemable common stock	(0.1)	—	—	—	(0.1)
Cash dividends	(3.5)	—	(22.0)	22.0	(3.5)
Intercompany	211.5	(178.1)	(33.4)	—	—
Net cash provided by (used in) financing activities	311.7	(189.2)	(184.0)	66.7	5.2
Effect of exchange rate changes on cash and cash equivalents	—	(3.8)	7.2	—	3.4
Change in cash and cash equivalents	(155.9)	(16.6)	16.0	—	(156.5)
Cash and cash equivalents at beginning of period	162.2	37.1	286.4	—	485.7
Cash and cash equivalents at end of period	$6.3	$20.5	$302.4	$—	$329.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated Results.

	Three months ended March 31,
(in millions)	2013	2012	%
Revenues:
Transaction and processing service fees	$1,543.7	$1,553.3	(1)%
Product sales and other	202.4	203.4	0%
Reimbursable debit network fees, postage and other	844.8	807.3	5%
	2,590.9	2,564.0	1%
Expenses:
Cost of services (exclusive of items shown below)	718.7	695.4	3%
Cost of products sold	82.6	85.0	(3)%
Selling, general and administrative	463.3	446.5	4%
Reimbursable debit network fees, postage and other	844.8	807.3	5%
Depreciation and amortization	272.2	309.1	(12)%
Other operating expenses, net (a)	18.2	3.7	*
	2,399.8	2,347.0	2%
Operating profit	191.1	217.0	(12)%
Interest income	2.7	2.5	8%
Interest expense	(469.0)	(461.1)	2%
Other income (expense) (b)	0.3	(8.2)	*
	(466.0)	(466.8)	0%

Loss before income taxes and equity earnings in affiliates	(274.9)	(249.8)	10%

Income tax expense (benefit)	61.6	(108.2)	*
Equity earnings in affiliates	37.7	27.5	37%
Net loss	(298.8)	(114.1)	162%
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	38.6	38.4	1%
Net loss attributable to First Data Corporation	$(337.4)	$(152.5)	121%

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

Operating revenues overview.

Transaction and processing service fees. Revenue decreased slightly for the three months ended March 31, 2013 compared to the same period in 2012 due primarily to decreases in card services revenue resulting from net lost business, both domestically and internationally, as well as price compression.  Additionally, the Company experienced decreases in check processing revenue primarily as a result of lower overall check volumes and merchant attrition.  These decreases were mostly offset by net increases in merchant related services revenue.  The net increases in merchant related services revenue resulted from increases in both merchant transactions and dollar volumes, pricing increases for some regional merchants and network routing incentives.  These increases were partially offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes, the affects of shifts in pricing mix, merchant attrition, price compression and lost business in the card issuing business.

Product sales and other. Revenue was flat for the three months ended March 31, 2013 compared to the same period in 2012 due to increases in professional services both domestically and internationally and international terminal sales offset by decreases in domestic terminal sales and foreign currency exchange rate. Foreign currency exchange rate movements adversely impacted the product sales and other growth rates by approximately 1 percentage point.

Reimbursable debit network fees, postage and other. Revenue and expense increased for the three months ended March 31, 2013 compared to the same period in 2012 due to transaction and volume growth related to debit network fees partially offset by rate decreases.

Operating expenses overview.

Cost of services. Expenses increased for the three months ended March 31, 2013 compared to the same period in 2012 due most significantly to increases in product development.

Cost of products sold. Expenses decreased for the three months ended March 31, 2013 compared to the same period in 2012 due most significantly to lower domestic terminal sales.

Selling, general and administrative. Expenses increased for the three months ended March 31, 2013 compared to the same period in 2012 due most significantly to increases in employee related expenses.

Depreciation and amortization.  Expenses decreased the three months ended March 31, 2013 compared to the same period in 2012 due to a decrease in the amortization of certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in the prior period and certain other assets that have become fully amortized.

Other operating expenses, net. A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
(in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Three months ended March 31, 2013
Restructuring charges	10	$(4.5)	$(0.4)	$(0.8)	$(12.5)	$(18.2)
Restructuring accrual reversals		—	—	—	—	—
Total pretax charge, net of reversals		$(4.5)	$(0.4)	$(0.8)	$(12.5)	$(18.2)

Three months ended March 31, 2012
Restructuring charges	80	$—	$—	$(4.0)	$(0.3)	$(4.3)
Restructuring accrual reversals		—	—	0.3	0.3	0.6
Total pretax charge, net of reversals		$—	$—	$(3.7)	$—	$(3.7)

The Company recorded $18 million of restructuring charges during the three months ended March 31, 2013, in connection with the departure of executive officers and management’s alignment of the business with strategic objectives.   The Company expects to record additional charges in 2013 associated with the alignment of the business with strategic objectives and cost savings initiatives.

The Company recorded $0.6 and $3.9 million of restructuring charges during the three months ended March 31, 2013 and 2012, respectively, related to employee reduction and certain employee relocation efforts in Germany. The Company expects to record a total of approximately $1 million of additional restructuring charges in 2013 in connection with the restructuring event in Germany.

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2013:

(in millions)	Employee Severance
Remaining accrual as of January 1, 2013	$13.1
Expense provision	18.2
Cash payments and other	(6.4)
Changes in estimates	—
Remaining accrual as of March 31, 2013	$24.9

Interest expense. Interest expense increased for the three months ended March 31, 2013 compared to the same period in 2012 due to higher average interest rates resulting primarily from debt modifications and amendments.  Additionally, the de-designation of a cash flow hedge in the first quarter of 2012 resulted in the reclassification of accumulated losses from OCI into Interest expense during the first three quarters of 2012.  The amount reclassified for the three months ended March 31, 2012 was $38.5 million.

The Company utilizes interest rate swaps to hedge its interest payments on a portion of its variable rate debt from fluctuations in interest rates. While these swaps do not qualify for hedge accounting, they continue to be effective economically in eliminating variability in interest rate payments. Additionally, the Company utilizes a fixed to floating interest rate swap, which does not qualify for hedge accounting, to maintain a desired ratio of fixed rate and floating rate debt. The fair value adjustments for interest rate swaps that do not qualify for hedge accounting are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations and totaled a benefit of $3.3 million and a charge of $0.6 million for the three months ended March 31, 2013 and 2012, respectively.

Other income (expense).

	Three months ended March 31,
(in millions)	2013	2012
Investment gains and (losses)	$1.2	$0.3
Derivative financial instruments gains and (losses)	3.8	(3.7)
Non-operating foreign currency gains and (losses)	(4.7)	(4.8)
Other income (expense)	$0.3	$(8.2)

Investment gains.  The net investment gains for the three month period in 2013 relate to a cash distribution from an investment.

Derivative financial instruments gains and (losses). The net gains and losses for the three months ended March 31, 2013 and 2012 were due to the fair value adjustments for interest rate swaps and cross currency swaps that are not designated as accounting hedges.

Non-operating foreign currency gains and (losses). The net gains and losses related to currency translations on certain of the Company’s intercompany loans and its euro-denominated debt.

Income taxes. The Company’s effective tax rates on pretax loss were an expense of 26.0% and a benefit of 48.7% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three months ended March 31, 2013 was lower than the statutory rate primarily due to an increase in the Company’s valuation allowances against federal and state net operating loss carryforwards and foreign tax credits, tax effects of foreign exchange gains and losses on intercompany notes and certain immaterial prior period adjustments.  These negative adjustments were partially offset by state tax benefits and net income attributable to noncontrolling interests from pass through entities for which there was no tax expense provided.  As a result of the Company recording pretax losses in each of the periods, the favorable impacts caused increases to the effective tax rate, while the unfavorable impacts caused decreases to the effective tax rate.  The most significant driver to the decrease in the effective rates in 2013 compared to 2012 is the increase in the valuation allowance against federal and state net operating loss carryforwards.

The effective tax rate for the three months ended March 31, 2012 was greater than the statutory rate primarily due to state tax benefits, a decrease in the Company’s liability for unrecognized tax benefits, net income attributable to noncontrolling interests from pass through entities for which there was no tax expense provided, foreign income taxed at lower effective rates and certain immaterial prior period tax adjustments.  These positive adjustments were partially offset by an increase in the Company’s valuation allowances against foreign tax credits and unrealized investment losses.

The Company projects that its deferred tax assets will exceed its deferred tax liabilities as of December 31, 2013.  As a result, the Company determined that it is not more likely than not that it would be able to realize the value of its federal and combined state net operating loss carryforwards and has recorded a valuation allowance against a portion of these carryforwards.  This valuation allowance is expected to increase over time as the Company’s deferred tax liabilities continue to decrease and will have a continuing adverse impact on the Company’s effective tax rate in the future.

The balance of the Company’s liability for unrecognized tax benefits was approximately $288 million as of March 31, 2013.  The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $127 million within the next twelve months as the result of the possible closure of its 2005 through 2007 federal tax years, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.  The potential decrease relates to various federal, state and foreign tax benefits including research and experimentation credits, transfer pricing adjustments and certain amortization and loss deductions.

In addition to the liability discussed above, the balance of the uncertain income tax liability for which The Western Union Company is required to indemnify the Company was approximately $4 million as of March 31, 2013.  The Company anticipates that it is reasonably possible that the uncertain income tax liability may decrease by approximately $4 million within the next twelve months as a result of the possible closure of the 2005 and 2006 federal tax years.

Equity earnings in affiliates. Equity earnings in affiliates increased for the three months ended March 31, 2013 compared to the same period in 2012 due mostly to a decrease in amortization that resulted from a correction of the amortization period of a referral payment to one of the Company’s merchant alliance partners.  This change benefited the growth rates by approximately 31 percentage points.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests. Most of the net income attributable to noncontrolling interests and redeemable noncontrolling interests relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interests increased slightly for the three months ended March 31, 2013 compared to the same period in 2012 due most significantly to increased profit by one of our merchant alliances driven by pricing increases and volumes partially offset by a decrease resulting from the purchase of the remaining noncontrolling interest of OmniPay in April 2012.

Segment results. For a detailed discussion of the Company’s principles regarding its segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Retail and Alliance Services segment results.

	Three months ended March 31,		Change
(in millions)	2013	2012	%
Revenues:
Transaction and processing service fees	$765.5	$746.4	3%
Product sales and other	95.9	100.9	(5)%
Segment revenue	$861.4	$847.3	2%
Segment EBITDA	$354.2	$352.0	1%
Segment margin	41%	42%	(1	)pt
Key indicators:
Domestic merchant transactions (a)	9,227.8	8,834.8	4%

(a)         Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions reflect 100% of alliance transactions.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended March 31,		Change
(in millions)	2013	2012	%
Acquiring revenue	$563.3	$552.1	2%
Check processing revenue	68.8	76.2	(10)%
Prepaid revenue	79.6	66.3	20%
Processing fees and other revenue from alliance partners	53.8	51.8	4%
Total transaction and processing service fees revenue	$765.5	$746.4	3%

Acquiring revenue. Acquiring revenue increased in the first quarter of 2013 compared to the first quarter of 2012 from increases in merchant transactions and dollar volumes, new sales and pricing increases for some regional merchants. In addition, acquiring revenue was positively impacted by network routing incentives in the three months ended March 31, 2013 versus the comparable period in 2012. These increases were partially offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes, the affect of shifts in pricing mix, merchant attrition and price compression.

Transaction growth outpaced revenue growth for the three months ended March 31, 2013 compared to the same period in 2012 driven by the factors noted above, particularly merchant mix, pricing mix and price compression offset by network routing incentives. A greater proportion of transaction growth was driven by the Company’s national merchants which contributed to lower revenue per transaction. The average ticket size of regional signature based transactions increased in the first quarter of 2013 as compared to the same period in 2012.

Check processing revenue. Check processing revenue decreased in the three months ended March 31, 2013 versus the comparable period in 2012 due mainly to lower overall check volumes from check writer and merchant attrition and the impact of merchant mix resulting from a shift in regional to national merchants.

Prepaid revenue. Prepaid revenue increased in the three months ended March 31, 2013 compared to the same period in 2012 due primarily to higher transaction volumes within the open loop payroll distribution program related to existing customers and new business, higher closed loop transaction volumes and higher card shipments.

Processing fees and other revenue from alliance partners. The increase in processing fees and other revenue from alliance partners in the three months ended March 31, 2013 compared to the same period in 2012 resulted from increased volumes within the Company’s merchant alliances.

Product sales and other revenue. Product sales and other revenue decreased in the three months ended March 31, 2013 versus the comparable period in 2012 primarily due to a decline in terminal sales including lower bulk sales as well as a decrease in leasing revenue.

Segment EBITDA. Retail and Alliance Services segment EBITDA remained flat for the three months ended March 31, 2013 compared to the same period in 2012 due to the impact of the revenue items noted above mostly offset by increased operating expenses, primarily technology and operations costs, and a $5 million provision for an uncollectible receivable. The increase in operating expenses negatively impacted the segment EBITDA growth rate for the first quarter of 2013 versus the comparable period in 2012 by 3 percentage points.

Financial Services segment results.

	Three months ended March 31,		Change
(in millions)	2013	2012	%
Revenues:
Transaction and processing service fees	$320.8	$338.1	(5)%
Product sales and other	9.8	7.5	31%
Segment revenue	$330.6	$345.6	(4)%
Segment EBITDA	$133.1	$157.4	(15)%
Segment margin	40%	46%	(6	)pts
Key indicators:
Domestic debit issuer transactions (a)	2,698.1	3,092.6	(13)%
Domestic active card accounts on file (end of period) (b)	139.0	131.1	6%
Domestic card accounts on file (end of period) (c)	697.2	748.8	(7)%

(a)                                 Domestic debit issuer transactions include signature and PIN-debit transactions, STAR and non-STAR branded.

(b)                                 Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.

(c)                                  Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month of the period.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended March 31,		Change
(in millions)	2013	2012	%
Credit card, retail card and debit processing	$211.6	$226.9	(7)%
Output services	61.5	57.2	8%
Other revenue	47.7	54.0	(12)%
Total transaction and processing service fees revenue	$320.8	$338.1	(5)%

Credit card, retail card and debit processing revenue. Credit card and retail card processing revenue increased for the three months ended March 31, 2013 versus the comparable period in 2012 due primarily to net new business and growth from existing customers partially offset by volume based pricing incentives, price compression on contract renewals and the $3 million resolution of a customer dispute. Domestic active card accounts on file increased primarily due to growth from existing customers.

Debit processing revenue decreased for the three months ended March 31, 2013 versus the comparable period in 2012 due primarily to net lost business, price compression on contract renewals and volume based pricing incentives.

Debit issuer transaction growth in the three months ended March 31, 2013 compared to the same period in 2012 decreased primarily due to net lost business, including the loss of a large financial institution that completed its deconversion in the third quarter of 2012. The deconversion also impacted domestic card accounts on file.

In addition, domestic card accounts on file were negatively impacted by the removal of certain inactive credit and retail accounts by a large financial institution partially offset by growth from existing customers.

Output services revenue. Output services revenue increased for the three months ended March 31, 2013 versus the comparable period in 2012 due to net new business and growth from existing customers partially offset by volume based pricing incentives.

Other revenue. Other revenue consists mostly of revenue from remittance processing, information services, online banking and bill payment services as well as voice services. Other revenue for the three months ended March 31, 2013 decreased compared to the same period in 2012 due to decreases in information services and check clearing driven by lost or disposed business partially offset by increases in remittance processing driven by net new business.

Segment EBITDA. Financial Services segment EBITDA decreased for the three months ended March 31, 2013 compared to the same period in 2012 due most significantly to the impact of the revenue items noted above as well as increased operating expenses, primarily technology and operations costs. Increased technology and operations costs result primarily from higher volumes for output services and increased security investments. The increase in operating expenses negatively impacted the segment EBITDA growth rate for the first quarter of 2013 versus the comparable period in 2012 by 6 percentage points.

International segment results.

	Three months ended March 31,		Change
(in millions)	2013	2012	%
Revenues:
Transaction and processing service fees	$314.3	$309.6	2%
Product sales and other	88.2	86.5	2%
Equity earnings in affiliates	6.1	8.8	(31)%
Segment revenue	$408.6	$404.9	1%
Segment EBITDA	$100.4	$95.4	5%
Segment margin	25%	24%	1	pt
Key indicators:
International transactions (a)	2,153.0	1,939.9	11%
International card accounts on file (end of period) (b)	70.1	74.5	(6)%

(a)                  International transactions include VISA, MasterCard and other card association merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. International transactions for the three months ended March 31, 2012 reflect an updated count of international transactions.

(b)                  International card accounts on file include bankcard and retail.

Summary. Segment revenue in the three months ended March 31, 2013 versus the comparable period in 2012 was impacted by the items discussed below as well as by foreign currency exchange rate movements. Foreign currency exchange rate movements negatively impacted the total segment revenue growth rate in the first quarter of 2013 compared to the same period in 2012 by 1 percentage point.

Transaction and processing service fees revenue. Transaction and processing service fees revenue includes merchant related services and card services revenue. Merchant related services revenue encompasses merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue and fees from switching services. Card services revenue represents monthly managed service fees for issued cards. Merchant related services transaction and processing service fee revenue represented approximately 60% and card services revenue represented approximately 40% of total transaction and processing service fees revenue for the period presented.

Transaction and processing service fees revenue increased in the first three months of 2013 compared to the same period in 2012 primarily due to volumes and pricing growth in the merchant acquiring businesses partially offset by lost business in the card issuing businesses. The majority of increases in the merchant acquiring businesses resulted from volumes growth in the merchant acquiring alliances and direct sales channels primarily in Ireland, United Kingdom and Poland. Revenue in the card issuing businesses declined mainly due to lost business in Australia and Germany partially offset by volumes growth from existing customers in Argentina and the United Kingdom. Foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rate for the first quarter of 2013 versus the comparable period in 2012 by 1 percentage point.

Transaction and processing service fees revenue is driven by accounts on file and transactions.  The spread between growth in these two indicators and revenue growth was driven mostly by the mix of transaction types and price compression. International card accounts on file as of March 31, 2013 as compared to the same period in 2012 decreased primarily due to the removal of inactive accounts in Canada.

Product sales and other revenue. Product sales and other revenue increased for the three months ended March 31, 2013 versus the same period in 2012 due to price increases and higher terminal sales in Argentina, growth in professional services and terminal sales in Europe. Foreign currency exchange rate movements negatively impacted the growth rate for product sales and other revenue for the three months ended March 31, 2013 compared to the same period in 2012 by 3 percentage points.

Segment EBITDA. Segment EBITDA increased in the three months ended March 31, 2013 compared to the same period in 2012 due to the impact of the revenue items noted above as well as decreased expenses, principally operations and technology costs, driven by cost savings initiatives. The segment EBITDA growth rate for the first quarter of 2013 versus the comparable period in 2012 benefited from decreased expenses by 8 percentage points and was negatively impacted by 7 and 2 percentage points, respectively, in the first quarter of 2013 compared to the same period in 2012 from the impact of increased costs related to investments to expand our acquiring business into new areas and the impact of foreign currency exchange rate movements.

Capital Resources and Liquidity

FDC’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in the Company’s debt structure as well as the Company’s cash flow activities and the sources and uses of funding during the three months ended March 31, 2013 and 2012. Refer to Note 4 to the Company’s Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information regarding the Company’s debt structure.

During the three months ended March 31, 2013 and 2012, FDC completed various amendments and modifications to certain of its debt agreements and several debt offerings in an effort to extend its debt maturities.  Additionally, on April 10, 2013, FDC issued $815 million aggregate principal amount of 10.625% senior unsecured notes due 2021. The proceeds of those notes were used to pay FDC’s 9.875% senior unsecured notes due 2015 and to pay related fees and expenses. Also on April 10, 2013, FDC’s senior secured term loan facility was amended to create a senior secured replacement term loan facility in an aggregate principal amount equal to the aggregate outstanding principal amount of term loans due in 2017 that currently bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 500 basis points or a base rate plus 400 basis points.  As of April 10, 2013, all of the previously outstanding 2017 term loans were exchanged with loans under the new facility which have the same terms except the new loans bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 400 basis points or a base rate plus 300 basis points.  FDC paid closing fees in connection with the transaction.

On April 15, 2013, FDC further amended its senior secured term loan facility to create a senior secured replacement term loan facility in an aggregate principal amount equal to the aggregate outstanding principal amount of the term loans due in 2018 that currently bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 500 basis points or a base rate plus 400 basis points.  All of the previously outstanding 2018 term loans were exchanged for loans under the new facility which have the same terms except the new loans bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 400 basis points or a base rate plus 300 basis points.  FDC paid closing fees in connection with the transaction.

Details regarding the Company’s debt structure are provided in Note 4 to the Company’s Consolidated Financial Statements in Item 1 of this Form 10-Q.   FDC intends to extend additional debt maturity dates as opportunities allow.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At March 31, 2013 and December 31, 2012, the Company held $434.3 million and $608.3 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by Integrated Payment Systems Inc. (“IPS”) and the Banc of America Merchant Services, LLC (“BAMS”) alliance, that are not available to fund operations outside of those businesses. At March 31, 2013 and December 31, 2012, the cash and cash equivalents held by IPS and the BAMS alliance totaled $103.7 million and $85.8 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at March 31, 2013 and December 31, 2012 totaling $262.9 million and $268.4 million, respectively. As of March 31, 2013, there was approximately $75 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. FDC plans to fund any cash needs throughout the remainder of 2013 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

Cash flows from operating activities.

	Three months ended March 31,
Source/(use) (in millions)	2013	2012
Net loss	$(298.8)	$(114.1)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	302.1	349.4
Charges related to other operating expenses and other income (expense)	17.9	11.9
Other non-cash and non-operating items, net	(42.6)	(50.2)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	138.9	4.4
Other assets, current and long-term	35.4	96.1
Accounts payable and other liabilities, current and long-term	(128.8)	(225.7)
Income tax accounts	45.1	(126.0)
Net cash provided by (used in) operating activities	$69.2	$(54.2)

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

FDC’s operating cash flow is significantly impacted by its level of debt. Approximately $473 million and $495 million in cash interest was paid during the three months ended March 31, 2013 and 2012, respectively. The decrease in cash interest payments from 2012 is primarily due to a decrease in interest payments related to interest rate swaps partially offset by changes in the timing of payments resulting from FDC’s debt modification activities during the last two years.

Cash flows from operating activities increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to sources of cash related to lower prefunding of settlement arrangements as well as a decrease in cash interest payments as discussed above. The increase was partially offset by decreased operating income.

FDC anticipates funding operations throughout the remainder of 2013 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash flows from investing activities.

	Three months ended March 31,
Source/(use) (in millions)	2013	2012
Contributions to equity method investments	$—	$(7.9)
Payments related to other businesses previously acquired	—	(3.2)
Proceeds from sale of property and equipment	3.6	1.1
Additions to property and equipment	(44.6)	(47.6)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(46.0)	(54.2)
Other investing activities	2.4	0.9
Net cash used in investing activities	$(84.6)	$(110.9)

Acquisitions and dispositions. The Company may finance acquisitions through a combination of internally generated funds, reinvestment of proceeds from asset sales, short-term borrowings and equity of its parent company. The Company may also consider using long-term borrowings subject to restrictions in its debt agreements. Although the Company considers potential acquisitions from time to time, the Company’s plan for the remainder of 2013 does not include funding of material acquisitions.

In the first quarter of 2012, the Company contributed $7.9 million for a working capital settlement in connection with the contribution of its transportation business to the TCH LLC alliance formed in November 2011.

The Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives.

Capital expenditures. Capital expenditures are anticipated to be approximately $425 to $475 million in 2013 and are expected to be funded by cash flows from operations and reinvestment of proceeds from asset sales. If, however, those sources are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility.

Cash flows from financing activities.

	Three months ended March 31,
Source/(use) (in millions)	2013	2012
Short-term borrowings, net	$(81.0)	$52.9
Accrued interest funded upon issuance of notes	—	16.9
Debt modification proceeds and related financing costs, net	3.5	8.0
Principal payments on long-term debt	(18.9)	(15.8)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests	(38.9)	(53.2)
Redemption of Parent’s redeemable common stock	(4.8)	(0.1)
Cash dividends	(14.9)	(3.5)
Net cash (used in) provided by financing activities	$(155.0)	$5.2

Short-term borrowings, net. The cash activity related to short-term borrowings in 2013 resulted primarily from net paydowns on FDC’s credit lines used principally to prefund settlement activity. In 2012, the cash activity resulted primarily from net borrowings on FDC’s senior secured revolving credit facility partially offset by paydowns on FDC’s credit lines used principally to prefund settlement activity.

As of March 31, 2013, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. Besides the letters of credit discussed below, FDC had no amount outstanding against this facility as of March 31, 2013 and December 31, 2012. Therefore, as of March 31, 2013, $1,476.8 million remained available under this facility, $499.1 million of which is due to expire on September 24, 2013 with the remainder due to expire between June 24, 2015 and September 24, 2016 subject to certain conditions. Upon completion of the April 10, 2013 action described above, the expiration date is now either on December 31, 2015 or September 24, 2016. Excluding the letters of credit, the maximum amount outstanding against this facility during the three months ended March 31, 2013 was approximately $85.0 million, while the average amount outstanding during the three months ended March 31, 2013 was approximately $6.1 million.

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

There are multiple institutions that have commitments under this facility with none representing more than approximately 14% of the capacity.  Upon expiration of the $499.1 million in September 2013, no institution will represent more than approximately 21% of the capacity.

Accrued interest funded upon issuance of notes. During the first quarter of 2012, FDC received $16.9 million of accrued interest on the notes issued in connection with the 2012 debt modification referred to above.  The interest was paid in the second quarter of 2012.

Debt modification proceeds and related financing costs. FDC’s debt modifications and amendments noted above were accounted for as modifications resulting in only the net effect of the transactions being reflected as a source or use of cash excluding certain fees included in the Company’s results of operations.

During the first quarter of 2013, FDC received net cash proceeds of $3.5 million related to the 2013 debt modification referred to above.  During the first quarter of 2012, FDC received net cash proceeds of $8 million related to the 2012 debt modification referred to above, a substantial portion of which were used to pay expenses related to the modification that were included in the Company’s results of operations.

Principal payments on long-term debt. Payments for capital leases totaled $18.9 million and $15.8 million for the three months ended March 31, 2013 and 2012, respectively.

As of May 13, 2013, FDC’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). The Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests. Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interests primarily represent distributions of earnings.

Cash dividends. The Company paid cash dividends to its parent company, First Data Holdings Inc., in the periods presented.

Letters, lines of credit and other.

	Total Available (a)		Total Outstanding
(in millions)	As of March 31, 2013	As of December 31, 2012	As of March 31, 2013	As of December 31, 2012
Letters of credit (b)	$500.0	$500.0	$38.5	$45.1
Lines of credit and other (c)	$304.3	$346.3	$95.8	$177.2

(a)                  Total available without giving effect to amounts outstanding.

(b)                  Up to $500 million of FDC’s senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding during the three months ended March 31, 2013 was approximately $47 million. All letters of credit expire prior to March 18, 2014 with a one-year renewal option. FDC expects to renew most of the letters of credit prior to expiration.

(c)                   As of March 31, 2013, represents $214.6 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. FDC cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, FDC had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, FDC will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant non-cash transactions. During the three months ended March 31, 2013 and 2012, the Company entered into capital leases totaling approximately $6 million and $7 million, respectively.

Guarantees and covenants. For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and covenants” and “Covenant compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. As of March 31, 2013, the Company was in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $12,132.4 million, Consolidated EBITDA of $2,906.1 million and a Ratio of 4.17 to 1.00 compared to the maximum ratio allowed by the covenant of 6.25 to 1.00.  On October 1, 2013, the maximum ratio allowed by the covenant will decrease to 6.00 to 1.00.

The calculation of Consolidated EBITDA under FDC’s senior secured term loan facility is as follows:

(in millions)	Last twelve months ended March 31, 2013
Net loss attributable to First Data Corporation	$(885.8)
Interest expense, net (1)	1,896.7
Income tax benefit	(54.2)
Depreciation and amortization (2)	1,283.6
EBITDA (15)	2,240.3
Stock based compensation (3)	17.4
Restructuring, net (4)	54.7
Derivative financial instruments (gains) and losses (5)	83.9
Official check and money order EBITDA (6)	(6.0)
Cost of alliance conversions and other technology initiatives (7)	89.8
KKR related items (8)	21.1
Debt issuance costs (9)	9.7
Projected near-term cost savings and revenue enhancements (10)	178.0
Net income attributable to noncontrolling interests and redeemable noncontrolling interests (11)	173.8
Equity entities taxes, depreciation and amortization (12)	15.1
Impairments (13)	21.4
Other (14)	6.9
Consolidated EBITDA (15)	$2,906.1

(1)                           Includes interest expense and interest income.

(2)                           Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $44.9 million and amortization related to equity method investments, which is netted within the “Equity earnings in affiliates” line of $84.0 million.

(3)                           Stock based compensation recognized as expense.

(4)                           Restructuring charges in connection with management’s alignment of the business with strategic objectives, employee reduction and certain employee relocation efforts in Germany and the departure of executive officers.

(5)                           Represents fair market value adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges.

(6)                           Represents an adjustment to exclude the official check and money order businesses from EBITDA due to FDC’s wind down of these businesses.

(7)                           Represents costs directly associated with the strategy to have FDC operate the Bank of America N.A.’s legacy settlement platform and costs associated with the termination of the Chase Paymentech alliance, both of which are considered business optimization projects, and other technology initiatives.

(8)                           Represents KKR annual sponsorship fees for management, financial and other advisory services.

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

(13)                    Represents impairment of certain equipment, land, a building and other intangibles.

(14)                    Includes items such as litigation and regulatory settlements, investments gains and losses, non-operating foreign currency gains and losses and other as applicable to the period presented.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2013 and 2012, the Company did not engage in any off-balance sheet financing activities other than those discussed in the “Off-Balance Sheet Arrangements” discussion in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Contractual Obligations

During the three months ended March 31, 2013, there were no material changes outside the ordinary course of business in the Company’s contractual obligations and commercial commitments from those reported at December 31, 2012 in the Company’s Annual Report on Form 10-K.

In February 2013, as discussed in Note 4 to the Company’s Consolidated Financial Statements included in Item 1 of this Form 10-Q, FDC issued $785 million aggregate principal amount of 11.25% senior unsecured notes due January 15, 2021.  The proceeds from the offering were used to repurchase FDC’s outstanding 10.55% senior unsecured notes and pay related fees and expenses.  On April 10, 2013, FDC issued $815 million aggregate principal amount of 10.625% senior unsecured notes due 2021. The proceeds from those notes were used to pay FDC’s 9.875% senior unsecured notes due 2015 and to pay related fees and expenses. Additionally, in February 2013, FDC entered into a Joinder Agreement relating to its credit agreement, pursuant to which FDC incurred $258 million in new term loans maturing on September 24, 2018.  The net cash proceeds from the new term loans were used to repay all of its outstanding term loan borrowings maturing in 2014 and to pay related fees and expenses.

On April 10, 2013, FDC’s senior secured term loan facility was amended to create a senior secured replacement term loan facility in an aggregate principal amount equal to the aggregate outstanding principal amount of term loans due in 2017 that currently bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 500 basis points or a base rate plus 400 basis points.  As of April 10, 2013, all of the previously outstanding 2017 term loans were exchanged with loans under the new facility which have the same terms except the new loans bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 400 basis points or a base rate plus 300 basis points.  FDC paid closing fees in connection with the transaction.

On April 15, 2013, FDC further amended its senior secured term loan facility to create a senior secured replacement term loan facility in an aggregate principal amount equal to the aggregate outstanding principal amount of the term loans due in 2018 that currently bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 500 basis points or a base rate plus 400 basis points.  All of the previously outstanding 2018 term loans were exchanged for loans under the new facility which have the same terms except the new loans bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 400 basis points or a base rate plus 300 basis points.  FDC paid closing fees in connection with the transaction.

The combined effect of these events did not materially impact the total amount of the Company’s outstanding obligations but decreased future interest payments and extended the maturity of $0.3 billion of obligations from 2014 to 2018 and $1.6 billion of obligations from 2015 to 2021.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Guidance

In March 2013, the Financial Accounting Standards Board issued guidance that resolves diversity in practice as to when to release the cumulative translation adjustment into net income when a parent ceases to have a controlling interest in a subsidiary within a foreign entity or sells a part or all of its investment in a foreign entity.  The guidance also resolves diversity in the accounting for the cumulative translation adjustment in a business combination achieved in stages involving a foreign entity. The Company adopted the guidance as of January 1, 2013.  Adoption did not have an impact on the Company’s financial position or results of operations.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

There have been no material changes from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 related to its exposure to market risk from interest rates.

Foreign Currency Risk

As discussed in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company is exposed to changes in currency rates as a result of its investments in foreign operations, revenues generated in currencies other than the U.S. dollar and foreign currency denominated loans. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates.

In January 2013, the Company’s cross-currency swap with an aggregate notional value of 69.6 million euro expired. In February 2013, the Company incurred $258 million in new term loans of which a portion of the cash proceeds were used to repay all of its outstanding euro-denominated term loan borrowings maturing in 2014 and to pay related fees and expenses. The combined effect of these transactions materially impacted the Company’s pretax income exposure to market risk from foreign currency. During the three months ended March 31, 2013, the Company entered into cross-currency swaps with aggregate notional values of 100.0 million Australian dollars and 200.0 million euro that were designated as hedges of net investments in foreign operations. Changes in the fair value of these net investment hedges are recorded as part of the cumulative translation adjustment in OCI.

Using March 31, 2013 balances, a 10% weakening in the value of the U.S. dollar relative to all the currencies in which the Company’s revenues and profits are denominated would result in an increase to pretax income of approximately $22 million. The increase results from a $75 million increase related to foreign exchange on intercompany loans and a $16 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the twelve months preceding March 31, 2013. This increase is partially offset by a $66 million decrease related to the remaining euro-denominated term loans held by the Company as well as a $3 million decrease related to two euro-denominated cross-currency swaps held by the Company.

There were no other material changes from what was reported in the Company’s 2012 Annual Report on Form 10-K related to its exposure to market risk from foreign currency.

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

ITEM 4.                         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2013. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013, due to the material weakness described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Notwithstanding the material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in internal control over financial reporting

Other than with respect to the ongoing remediation of the material weakness pursuant to the plan described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).  There were no material developments in the litigation matters previously disclosed except as discussed below.

ATM Fee Antitrust Litigation

In the ATM Fee Antitrust Litigation action that was previously reported in the Annual Report, on March 13, 2013 the United States Court of Appeals for the Ninth Circuit issued an order denying the plaintiffs’ petition for rehearing.

ITEM 1A.                RISK FACTORS

There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                         OTHER INFORMATION

On May 7, 2013, the Board of Directors of First Data Corporation (“First Data”) approved additional compensation for Edward A. Labry, III, Vice Chairman of First Data.  Mr. Labry’s annual salary will increase to $1,100,000, effective January 1, 2013, and he will receive a special bonus of $400,000 payable immediately.  The Board of Directors of First Data also set the minimum annual bonus payment to be paid to Mr. Labry for 2013 at $1,000,000.

In addition, on May 7, 2013, the Board of Directors of First Data Holdings Inc. (“Holdings”), the parent company of First Data, awarded Mr. Labry options to purchase 2,500,000 shares of common stock of Holdings at $3.50 per share under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation (the “2007 Equity Plan”).  The option grant vests 20% per year on the anniversary of the grant date and has a ten-year term.

Vesting of the options may be accelerated in accordance with the terms of the 2007 Equity Plan. The options are subject to such other terms as are contained in the 2007 Equity Plan, which was included as Exhibit 10.31 of First Data’s Annual Report on Form 10-K filed on March 19, 2013, and the Form of Stock Option Agreement, a copy of which is filed as Exhibit 10.3 to First Data’s Current Report on Form 8-K filed on May 25, 2010, both of which are incorporated herein by reference.

ITEM 6.                         EXHIBITS

Exhibit Number	Description

4.1

Indenture, dated as of April 10, 2013, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 16, 2013, and incorporated herein by reference).

4.2

Registration Rights Agreement, dated as of April 10, 2013, by and among the Company, the guarantors named therein and the several initial purchasers with respect to the Notes (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 16, 2013, and incorporated herein by reference).

4.3

2013 April Repricing Amendment, dated as of April 10, 2013, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of the Conformed Credit Agreement (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 16, 2013, and incorporated herein by reference).

4.4

2013 Second April Repricing Amendment, dated as of April 15, 2013, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of the Conformed Credit Agreement (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 16, 2013, and incorporated herein by reference).

10.1

Employment Agreement with Frank J. Bisignano effective as of April 28, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2013, and incorporated herein by reference).

10.2

2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates, as amended. (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed on March 19, 2013).

10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

FIRST DATA CORPORATION
(Registrant)

Date: May 13, 2013	By	/s/ RAY E. WINBORNE
Ray E. Winborne
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2013	By	/s/ BARRY D. COOPER
Barry D. Cooper
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.1

Indenture, dated as of April 10, 2013, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 16, 2013, and incorporated herein by reference).

4.2

Registration Rights Agreement, dated as of April 10, 2013, by and among the Company, the guarantors named therein and the several initial purchasers with respect to the Notes (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 16, 2013, and incorporated herein by reference).

4.3

2013 April Repricing Amendment, dated as of April 10, 2013, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of the Conformed Credit Agreement (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 16, 2013, and incorporated herein by reference).

4.4

2013 Second April Repricing Amendment, dated as of April 15, 2013, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of the Conformed Credit Agreement (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 16, 2013, and incorporated herein by reference).

10.1

Employment Agreement with Frank J. Bisignano effective as of April 28, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2013, and incorporated herein by reference).

10.2

2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates, as amended. (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed on March 19, 2013).

10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*         These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.