Form 10-Q
period 2013-06-30
FIRST DATA CORP
filed 2013-08-13
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒*

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $0.01 par value per share	1,000 shares

* The registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act since January 1, 2012; however, registrant filed all reports since that time that would have been required to be filed since that date if it were subject to Section 13 or 15(d) of the Exchange Act.

PART I. FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$1,023.7	$987.4	$1,966.8	$1,907.9
Check services	71.3	78.4	143.7	156.4
Card services (a)	419.7	437.9	826.5	867.8
Other services	113.9	118.5	235.3	243.4
Product sales and other (a)	204.9	217.0	407.3	420.4
Reimbursable debit network fees, postage and other	875.3	846.3	1,720.1	1,653.6
	2,708.8	2,685.5	5,299.7	5,249.5
Expenses:
Cost of services (exclusive of items shown below)	691.9	713.4	1,410.6	1,408.8
Cost of products sold	83.4	86.2	166.0	171.2
Selling, general and administrative	493.2	458.9	956.5	905.4
Reimbursable debit network fees, postage and other	875.3	846.3	1,720.1	1,653.6
Depreciation and amortization	274.7	294.5	546.9	603.6
Other operating expenses:
Restructuring, net	20.0	13.2	38.2	16.9
Impairments	—	5.1	—	5.1
	2,438.5	2,417.6	4,838.3	4,764.6
Operating profit	270.3	267.9	461.4	484.9
Interest income	2.6	1.7	5.3	4.2
Interest expense	(472.2)	(480.7)	(941.2)	(941.8)
Other income (expense)	15.0	(22.6)	15.3	(30.8)
	(454.6)	(501.6)	(920.6)	(968.4)
Loss before income taxes and equity earnings in affiliates	(184.3)	(233.7)	(459.2)	(483.5)
Income tax expense (benefit)	11.5	(74.7)	73.1	(182.9)
Equity earnings in affiliates	51.0	44.0	88.7	71.5
Net loss	(144.8)	(115.0)	(443.6)	(229.1)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	44.3	42.4	82.9	80.8
Net loss attributable to First Data Corporation	$(189.1)	$(157.4)	$(526.5)	$(309.9)

(a)                  Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $41.2 million and $81.7 million for the three and six months ended June 30, 2013, respectively, and $40.2 million and $78.7 million for the comparable periods in 2012.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Net loss	$(144.8)	$(115.0)	$(443.6)	$(229.1)
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on securities	1.1	(1.5)	0.9	0.6
Unrealized gains on hedging activities	—	24.1	—	48.3
Foreign currency translation adjustment	(66.2)	(172.2)	(147.8)	(92.7)
Pension liability adjustments	0.9	0.7	2.3	1.0
Total other comprehensive loss, net of tax	(64.2)	(148.9)	(144.6)	(42.8)
Comprehensive loss	(209.0)	(263.9)	(588.2)	(271.9)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	46.2	41.5	80.9	77.8
Comprehensive loss attributable to First Data Corporation	$(255.2)	$(305.4)	$(669.1)	$(349.7)

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)	As of June 30, 2013 (Unaudited)	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$363.2	$608.3
Accounts receivable, net of allowance for doubtful accounts of $35.1 (2013) and $33.3 (2012)	1,547.7	1,847.7
Settlement assets	16,011.6	9,173.8
Other current assets	323.3	253.6
Total current assets	18,245.8	11,883.4
Property and equipment, net of accumulated depreciation of $1,068.5 (2013) and $1,024.3 (2012)	874.1	855.8
Goodwill	17,165.4	17,282.5
Customer relationships, net of accumulated amortization of $4,133.0 (2013) and $3,839.0 (2012)	3,456.5	3,756.3
Other intangibles, net of accumulated amortization of $1,636.3 (2013) and $1,544.0 (2012)	1,760.3	1,828.6
Investment in affiliates	1,349.1	1,413.1
Long-term settlement assets	35.8	54.3
Other long-term assets	813.1	825.0
Total assets	$43,700.1	$37,899.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$246.2	$260.9
Short-term and current portion of long-term borrowings	119.7	257.1
Settlement obligations	16,044.8	9,226.3
Other current liabilities	1,428.9	1,600.6
Total current liabilities	17,839.6	11,344.9
Long-term borrowings	22,543.3	22,528.9
Long-term deferred tax liabilities	570.5	509.5
Other long-term liabilities	725.1	821.9
Total liabilities	41,678.5	35,205.2
Commitments and contingencies (See Note 7)
Redeemable noncontrolling interest	68.2	67.4
First Data Corporation stockholder’s deficit:
Common stock, $.01 par value; authorized and issued 1,000 shares (2013 and 2012)	—	—
Additional paid-in capital	7,371.9	7,341.5
Paid-in capital	7,371.9	7,341.5
Accumulated loss	(7,931.8)	(7,387.8)
Accumulated other comprehensive loss	(694.8)	(552.2)
Total First Data Corporation stockholder’s deficit	(1,254.7)	(598.5)
Noncontrolling interests	3,208.1	3,224.9
Total equity	1,953.4	2,626.4
Total liabilities and equity	$43,700.1	$37,899.0

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(443.6)	$(229.1)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	606.7	677.2
Charges related to other operating expenses and other income (expense)	22.9	52.8
Other non-cash and non-operating items, net	(18.6)	(58.0)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	267.7	95.6
Other assets, current and long-term	36.4	168.5
Accounts payable and other liabilities, current and long-term	(183.5)	(114.3)
Income tax accounts	21.4	(198.0)
Net cash provided by operating activities	309.4	394.7

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	—	(1.9)
Contributions to equity method investments	—	(7.9)
Payments related to other businesses previously acquired	0.2	(3.2)
Proceeds from dispositions, net of expenses paid and cash disposed	9.6	—
Proceeds from sale of property and equipment	3.8	7.4
Additions to property and equipment	(89.1)	(91.5)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(86.1)	(99.2)
Other investing activities	7.1	7.2
Net cash used in investing activities	(154.5)	(189.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(147.8)	(34.3)
Accrued interest funded upon issuance of notes	(6.5)	—
Debt modification (payments) proceeds and related financing costs, net	(49.0)	7.1
Principal payments on long-term debt	(36.8)	(36.0)
Proceeds from sale-leaseback transactions	—	13.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(102.1)	(131.5)
Redemption of Parent’s redeemable common stock	(5.9)	(0.1)
Purchase of noncontrolling interest	(23.7)	(25.1)
Cash dividends	(17.5)	(4.0)
Net cash used in financing activities	(389.3)	(210.1)

Effect of exchange rate changes on cash and cash equivalents	(10.7)	2.3
Change in cash and cash equivalents	(245.1)	(2.2)
Cash and cash equivalents at beginning of period	608.3	485.7
Cash and cash equivalents at end of period	$363.2	$483.5

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

		First Data Corporation Shareholder
Six months ended June 30, 2013 (in millions)	Total	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2012	$2,626.4	$(7,387.8)	$(552.2)	—	$7,341.5	$3,224.9
Dividends and distributions paid to noncontrolling interests	(84.8)					(84.8)
Net (loss) income (a)	(459.7)	(526.5)				66.8
Other comprehensive loss	(144.6)		(142.6)			(2.0)
Adjustment to redemption value of redeemable noncontrolling interest	(2.0)				(2.0)
Stock compensation expense and other	26.6				26.6
Cash dividends paid by First Data Corporation to Parent	(17.5)	(17.5)
Purchase of noncontrolling interest	9.0				5.8	3.2
Balance, June 30, 2013	$1,953.4	$(7,931.8)	$(694.8)	—	$7,371.9	$3,208.1

Six months ended June 30, 2012 (in millions)
Balance, December 31, 2011	$3,408.0	$(6,680.2)	$(598.4)	—	$7,375.2	$3,311.4
Dividends and distributions paid to noncontrolling interests	(113.1)					(113.1)
Net (loss) income (a)	(247.1)	(309.9)				62.8
Other comprehensive loss	(42.8)		(39.8)			(3.0)
Stock compensation expense and other	8.1				8.1
Cash dividends paid by First Data Corporation to Parent	(4.0)	(4.0)
Purchase of noncontrolling interest	(47.6)				(46.1)	(1.5)
Balance, June 30, 2012	$2,961.5	$(6,994.1)	$(638.2)	—	$7,337.2	$3,256.6

(a)                  The total net loss presented in the Consolidated Statements of Equity for the six months ended June 30, 2013 and 2012 is $16.1 million and $18.0 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2013 and the consolidated results of its operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 and the consolidated cash flows and changes in equity for the six months ended June 30, 2013 and 2012. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Amortization of initial payments for new contracts	$10.1	$11.9	$20.3	$21.7
Amortization related to equity method investments	$19.8	$21.4	$39.5	$51.9

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Interchange fees and assessments	$4,884.1	$4,633.8	$9,394.7	$8,918.9
Debit network fees	$731.9	$705.5	$1,429.1	$1,368.9

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Investment gains	$1.1	$—	$2.3	$0.3
Derivative financial instruments gains and (losses)	10.4	(40.1)	14.2	(43.8)
Non-operating foreign currency gains and (losses)	3.5	17.5	(1.2)	12.7
Other income (expense)	$15.0	$(22.6)	$15.3	$(30.8)

Supplemental Cash Flow Information

During the six months ended June 30, 2013 and 2012, the Company entered into capital leases, net of trade-ins, totaling approximately $104 million and $34 million, respectively.

Refer to Note 9 of these Consolidated Financial Statements for information concerning the Company’s stock-based compensation plans.

Note 3: Restructuring

Restructuring Charges and Reversal of Restructuring Accruals

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
(in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Three months ended June 30, 2013
Restructuring charges	350	$(10.6)	$(4.5)	$—	$(5.8)	$(20.9)
Restructuring accrual reversals		0.7	—	—	0.2	0.9
Total pretax charge, net of reversals		$(9.9)	$(4.5)	$—	$(5.6)	$(20.0)

Six months ended June 30, 2013
Restructuring charges	360	$(15.1)	$(4.9)	$(0.8)	$(18.3)	$(39.1)
Restructuring accrual reversals		0.7	—	—	0.2	0.9
Total pretax charge, net of reversals		$(14.4)	$(4.9)	$(0.8)	$(18.1)	$(38.2)

Three months ended June 30, 2012
Restructuring charges	490	$(3.0)	$—	$(12.1)	$(0.5)	$(15.6)
Restructuring accrual reversals		1.0	—	0.4	1.0	2.4
Total pretax charge, net of reversals		$(2.0)	$—	$(11.7)	$0.5	$(13.2)

Six months ended June 30, 2012
Restructuring charges	570	$(3.0)	$—	$(16.1)	$(0.8)	$(19.9)
Restructuring accrual reversals		1.0	—	0.7	1.3	3.0
Total pretax charge, net of reversals		$(2.0)	$—	$(15.4)	$0.5	$(16.9)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company recorded restructuring charges during the three and six months ended June 30, 2013 in connection with management’s alignment of the business with strategic objectives and cost savings initiatives as well as refinements of estimates.   During the six months ended June 30, 2013, the Company also recorded restructuring charges in connection with the departure of executive officers.  The Company expects to record additional charges in 2013 associated with the alignment of the business with strategic objectives and cost savings initiatives.

The Company recorded restructuring charges during the three and six months ended June 30, 2012 related primarily to employee reduction and certain employee relocation efforts in Germany.   Additional restructuring charges were recorded in 2012 in connection with management’s alignment of the business with strategic objectives as well as refinements of estimates.

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2013:

(in millions)	Employee Severance
Remaining accrual as of January 1, 2013	$13.1
Expense provision	39.1
Cash payments and other	(16.5)
Changes in estimates	(0.9)
Remaining accrual as of June 30, 2013	$34.8

Note 4: Borrowings

Short-Term Borrowings

As of June 30, 2013 and December 31, 2012, FDC had approximately $226 million and $346 million available, respectively, under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty and the euro. The total amounts outstanding against short-term lines of credit and other arrangements were $29.6 million and $177.2 million as of June 30, 2013 and December 31, 2012, respectively. Certain of these arrangements are uncommitted but FDC had $29.4 million and $130.0 million of borrowings outstanding against them as of June 30, 2013 and December 31, 2012, respectively.

Senior Secured Credit Facilities

Senior Secured Revolving Credit Facility. As of June 30, 2013, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit, of which $46.5 million and $45.1 million were issued as of June 30, 2013 and December 31, 2012, respectively. FDC had no borrowings outstanding against this facility as of June 30, 2013 or as of December 31, 2012 other than the letters of credit discussed above. At June 30, 2013, $1,468.8 million remained available under this facility after considering the outstanding letters of credit. $499.1 million of the facility matures on September 24, 2013 while the remaining $1,016.2 million matures either on December 31, 2015 or September 24, 2016 subject to certain conditions.

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

On April 10, 2013, FDC’s senior secured term loan facility was amended to create a senior secured replacement term loan facility in an aggregate principal amount equal to the aggregate outstanding principal amount of term loans due in 2017 that currently bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 500 basis points or a base rate plus 400 basis points.  As of April 10, 2013, all of the previously outstanding term loans due in 2017 were exchanged with loans under the new facility which have the same terms except the new loans bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 400 basis points or a base rate plus 300 basis points.

On April 15, 2013, FDC further amended its senior secured term loan facility to create a senior secured replacement term loan facility in an aggregate principal amount equal to the aggregate outstanding principal amount of the term loans due in 2018 that

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

11.25% Senior Unsecured Notes Due 2021

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

The notes are unsecured and (i) rank senior in right of payment to any existing and future subordinated indebtedness, including the existing senior subordinated notes; (ii) rank equally in right of payment to any existing and future senior indebtedness; (iii) be effectively junior to all existing and future secured indebtedness, including indebtedness under the senior secured credit facilities, existing senior secured notes, existing senior secured second lien notes and capital leases to the extent of the collateral securing such indebtedness; and (iv) be effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of the non-guarantor subsidiaries (other than indebtedness and liabilities owed to FDC or one of its subsidiary guarantors).

The notes are similarly guaranteed in accordance with their terms by each of FDC’s domestic subsidiaries that guarantee obligations under FDC’s senior secured term loan facility described in more detail in Note 15 of these Consolidated Financial Statements.  The notes also contain a number of covenants similar to those described for the senior secured obligations noted above.

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

10.625% Senior Unsecured Notes Due 2021

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

securing such indebtedness; and (iv) be effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of the non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Company or one of its subsidiary guarantors).

The notes will be similarly guaranteed in accordance with their terms by each of FDC’s domestic subsidiaries that guarantee obligations under FDC’s senior secured term loan facility described above.  The notes also contain a number of covenants similar to those described for the senior secured obligations noted in more detail in Note 15 of these Consolidated Financial Statements.

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

11.75% Senior Unsecured Subordinated Notes Due 2021

On May 30, 2013, FDC issued $750 million aggregate principal amount of 11.75% senior unsecured subordinated notes due August 15, 2021.  Interest on the notes will be payable in cash semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. FDC used the proceeds from the offering, together with cash on hand, to redeem $520 million aggregate principal amount of its outstanding 11.25% senior unsecured subordinated notes due 2016, repurchase $230 million aggregate principal amount of its outstanding 11.25% senior unsecured subordinated notes due 2016 in a privately negotiated transaction with an existing holder of such notes, and to pay related fees and expenses.

The notes are unsecured and (i) subordinated in right of payment to all of FDC’s existing and future senior indebtedness; (ii)  subordinated in right of payment to all of FDC’s secured indebtedness, including its senior secured credit facilities and FDC’s existing senior secured notes, to the extent of the value of the assets securing such indebtedness; (iii)  structurally subordinated in right of payment to any existing and future indebtedness and other liabilities of its non-guarantor subsidiaries (other than indebtedness and liabilities owed to First Data or one of its subsidiary guarantors); (iv) rank equally in right of payment with all of FDC’s existing and future unsecured senior subordinated indebtedness; and (v) rank senior in right of payment to any of FDC’s indebtedness expressly subordinated to the notes.

The notes are similarly guaranteed in accordance with their terms by each of FDC’s domestic subsidiaries that guarantee obligations under FDC’s senior secured term loan facility described above.  The notes also contain a number of covenants similar to those described for the senior secured obligations noted in more detail in Note 15 of these Consolidated Financial Statements.

FDC may redeem the notes, in whole or in part, at any time prior to May 15, 2016, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and a “make-whole premium.”  Thereafter, FDC may redeem the notes, in whole or in part, at established redemption prices.  In addition, until May 15, 2016, FDC may redeem up to 35% of the aggregate principal amount of the notes at 111.75% with the net cash proceeds of one or more equity offerings.

FDC has agreed to use its reasonably best efforts to register notes with the SEC having substantially identical terms as the 11.75% senior unsecured subordinated notes, as part of an offer to exchange freely tradable exchange notes for the 11.75% senior unsecured subordinated notes within 360 days after the issue date. If FDC fails to complete the exchange or, if required, to have a shelf registration statement declared effective within that time period (‘‘registration default’’), the annual interest rate on the notes will increase by 0.25%. The annual interest rate on the notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 0.50% per year. FDC may subsequently cure the registration default and the applicable interest rate on the unsecured notes will revert to the original rate. If FDC must pay additional interest, it will be paid in cash on the same dates that other interest payments on the notes are made, until the registration default is corrected.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Debt Financing Costs

In connection with the February, April and May 2013 transactions described above, FDC incurred total costs of $122.0 million, comprised of lender and underwriting fees and other expenses of approximately $60 million and premiums paid of approximately $62 million related to the tender offer and debt repurchases. Approximately $116.7 million of the total costs were recorded as discounts on the modified debt and are being amortized to interest expense over the remaining terms of the term loans and notes.

Note 5: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 15 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables present the Company’s operating segment results for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30, 2013
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$829.3	$327.6	$327.3	$18.9	$1,503.1
Product sales and other	98.9	9.6	88.5	9.9	206.9
Equity earnings in affiliates (a)	—	—	9.1	—	9.1
Total segment reporting revenues	$928.2	$337.2	$424.9	$28.8	$1,719.1
Internal revenue	$5.8	$8.3	$2.6	$—	$16.7
External revenue	922.4	328.9	422.3	28.8	1,702.4
Depreciation and amortization	118.1	82.9	63.3	14.3	278.6
Segment EBITDA	429.3	150.7	115.2	(62.5)	632.7
Other operating expenses and other income (expense) excluding divestitures	34.4	(4.5)	31.9	(66.8)	(5.0)

	Three months ended June 30, 2012
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$809.4	$338.8	$321.1	$21.5	$1,490.8
Product sales and other	104.5	9.9	93.7	11.3	219.4
Equity earnings in affiliates (a)	—	—	9.8	—	9.8
Total segment reporting revenues	$913.9	$348.7	$424.6	$32.8	$1,720.0
Internal revenue	$5.1	$7.8	$2.4	$—	$15.3
External revenue	908.8	340.9	422.2	32.8	1,704.7
Depreciation and amortization	129.4	82.0	69.7	10.2	291.3
Segment EBITDA	415.2	150.3	117.5	(62.0)	621.0
Other operating expenses and other income (expense) excluding divestitures	3.7	(5.1)	(7.1)	(32.4)	(40.9)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2013
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,594.8	$648.4	$641.6	$38.2	$2,923.0
Product sales and other	194.8	19.4	176.7	20.3	411.2
Equity earnings in affiliates (a)	—	—	15.2	—	15.2
Total segment reporting revenues	$1,789.6	$667.8	$833.5	$58.5	$3,349.4
Internal revenue	$10.9	$16.4	$4.9	$—	$32.2
External revenue	1,778.7	651.4	828.6	58.5	3,317.2
Depreciation and amortization	224.1	163.2	133.5	25.3	546.1
Segment EBITDA	783.5	283.8	215.6	(129.8)	1,153.1
Other operating expenses and other income (expense) excluding divestitures	27.6	(4.9)	25.4	(71.0)	(22.9)

	Six months ended June 30, 2012
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,555.8	$676.9	$630.7	$47.0	$2,910.4
Product sales and other	205.4	17.4	180.2	21.7	424.7
Equity earnings in affiliates (a)	—	—	18.6	—	18.6
Total segment reporting revenues	$1,761.2	$694.3	$829.5	$68.7	$3,353.7
Internal revenue	$9.5	$15.6	$4.5	$—	$29.6
External revenue	1,751.7	678.7	825.0	68.7	3,324.1
Depreciation and amortization	266.0	171.9	143.3	23.1	604.3
Segment EBITDA	767.2	307.7	212.9	(116.1)	1,171.7
Other operating expenses and other income (expense) excluding divestitures	(6.9)	(5.1)	(20.3)	(20.5)	(52.8)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Segment Revenues:
Total reported segments	$1,690.3	$1,687.2	$3,290.9	$3,285.0
All Other and Corporate	28.8	32.8	58.5	68.7
Adjustment to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(0.7)	(5.6)	(2.4)	(9.6)
Eliminations of intersegment revenues	(16.7)	(15.3)	(32.2)	(29.6)
Adjusted revenue	1,701.7	1,699.1	3,314.8	3,314.5
Adjustments to reconcile to Consolidated revenues:
Adjustments for non-wholly-owned entities (c)	7.8	15.6	23.3	36.7
Official check and money order revenues (b)	0.7	5.6	2.4	9.6
ISO commission expense	123.3	118.9	239.1	235.1
Reimbursable debit network fees, postage and other	875.3	846.3	1,720.1	1,653.6
Consolidated revenues	$2,708.8	$2,685.5	$5,299.7	$5,249.5
Segment EBITDA:
Total reported segments	$695.2	$683.0	$1,282.9	$1,287.8
All Other and Corporate	(62.5)	(62.0)	(129.8)	(116.1)
Adjusted EBITDA	632.7	621.0	1,153.1	1,171.7
Adjustments to reconcile to “Net loss attributable to First Data Corporation”:
Adjustments for non-wholly-owned entities (c)	(0.4)	3.4	2.7	(0.3)
Depreciation and amortization	(274.7)	(294.5)	(546.9)	(603.6)
Interest expense	(472.2)	(480.7)	(941.2)	(941.8)
Interest income	2.6	1.7	5.3	4.2
Other items (d)	(14.6)	(52.3)	(36.6)	(66.3)
Income tax (expense) benefit	(11.5)	74.7	(73.1)	182.9
Stock-based compensation	(21.4)	(3.4)	(30.6)	(7.0)
Official check and money order EBITDA (b)	0.2	3.1	1.5	4.8
Costs of alliance conversions	(18.7)	(22.2)	(41.3)	(33.7)
KKR related items	(8.0)	(8.4)	(16.1)	(16.8)
Debt issuance costs	(3.1)	0.2	(3.3)	(4.0)
Net loss attributable to First Data Corporation	$(189.1)	$(157.4)	$(526.5)	$(309.9)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment assets are as follows:

(in millions)	As of June 30, 2013	As of December 31, 2012
Assets:
Retail and Alliance Services	$32,372.7	$25,885.7
Financial Services	4,275.0	4,477.1
International	5,056.1	5,305.7
All Other and Corporate	1,996.3	2,230.5
Consolidated	$43,700.1	$37,899.0

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Depreciation and amortization:
Total reported segments	$264.3	$281.1	$520.8	$581.2
All Other and Corporate	14.3	10.2	25.3	23.1
	278.6	291.3	546.1	604.3
Adjustments to reconcile to consolidated depreciation and amortization:
Adjustments for non-wholly-owned entities	15.9	24.6	40.3	51.2
Amortization of initial payments for new contracts	10.1	11.9	20.3	21.7
Total consolidated depreciation and amortization	$304.6	$327.8	$606.7	$677.2

Note 6: Redeemable Noncontrolling Interest

The following table presents a summary of the redeemable noncontrolling interest activity:

(in millions)	2013	2012
Balance as of January 1,	$67.4	$67.4
Distributions	(17.3)	(18.4)
Share of income	16.1	18.0
Adjustment to redemption value of redeemable noncontrolling interest	2.0	—
Balance as of June 30,	$68.2	$67.0

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

Legal

On July 2, 2004, a class action complaint was filed against the Company, its subsidiary Concord EFS, Inc., and various financial institutions. Plaintiffs claim that the defendants violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgment, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Similar suits were filed and served in July, August and October 2004 (referred to collectively as the “ATM Fee Antitrust Litigation”). The Court granted

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

judgment in favor of the defendants, dismissing the case on September 17, 2010. On October 14, 2010, the plaintiffs appealed the summary judgment. On July 12, 2012, the United States Court of Appeals for the Ninth Circuit affirmed the Northern District Court of California’s dismissal of all the claims against the defendants.   On July 26, 2012, the plaintiffs petitioned the Ninth Circuit for rehearing en banc and on March 13, 2013 the United States Court of Appeals for the Ninth Circuit issued an order denying the plaintiffs’ petition for rehearing. On July 11, 2013 the plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court. The Company continues to believe the complaints are without merit and intends to vigorously defend them.

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

Note 8: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Service costs	$0.7	$0.7	$1.3	$1.4
Interest costs	9.3	9.3	18.7	18.5
Expected return on plan assets	(10.9)	(11.3)	(21.9)	(22.3)
Amortization	0.9	0.5	1.8	0.9
Net periodic benefit expense/(income)	$—	$(0.8)	$(0.1)	$(1.5)

The Company estimates pension plan contributions for 2013 to be approximately $35 million. During the six months ended June 30, 2013, approximately $14 million was contributed to the United Kingdom plan and approximately $7 million was contributed to the U.S. plan.

Note 9: Stock Compensation Plans

The Company defers recognition of substantially all of the stock-based compensation expense related to stock options and non-vested restricted stock awards and units. Due to the nature of call rights associated with stock options, the Company will recognize expense related to most options only upon certain liquidity or employment termination events. The nature of the call rights associated with stock options creates a performance condition that is not considered probable until the occurrence of one of the events described above. The call rights create a performance condition as they allow the Company to repurchase options at the lesser of the fair value or the exercise price upon an option holder’s voluntary termination.

Stock-based compensation expense will be recognized related to certain restricted stock awards and units only upon a liquidity or employment termination event which triggers vesting. For the remaining awards that vest based solely on service conditions, expense is recognized over the requisite service period.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Total stock-based compensation expense (pretax)	$21.4	$3.5	$31.6	$7.3

During the three and six months ended June 30, 2013, approximately $20 million of stock-based compensation expense was recognized as a result of granting an executive officer shares of common stock of First Data Holdings Inc. (“Holdings”) and fully vested restricted stock units.

Stock Options

During the six months ended June 30, 2013 time-based options were granted under the stock plan. The time-based options granted generally vest equally over a three to five year period.

As of June 30, 2013 there was approximately $159 million of total unrecognized compensation expense related to non-vested stock options. Approximately $4 million will be recognized over a period of approximately two years while approximately $155 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

The fair value of Holdings stock options granted for the six months ended June 30, 2013 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Six months ended June 30, 2013
Risk-free interest rate	1.18%
Dividend yield	—
Volatility	56.19%
Expected term (in years)	7
Fair value of stock	$3.50
Fair value of options	$1.97

A summary of Holdings stock option activity for the six months ended June 30, 2013 is as follows:

(options in millions)	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	77.6	$3.00
Granted	38.0	$3.50
Exercised	(6.5)	$3.00
Cancelled / Forfeited	(5.8)	$3.00
Outstanding at June 30, 2013	103.3	$3.18
Options exercisable as of June 30, 2013	29.8	$3.02

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards were granted under the stock plan during the six months ended June 30, 2013. As of June 30, 2013, there was approximately $47 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock that will only be recognized upon the occurrence of certain liquidity or employment termination events.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of Holdings restricted stock award and restricted stock unit activity for the six months ended June 30, 2013 is as follows:

(awards/units in millions)	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2013	13.6	$3.00
Granted	4.8	$3.50
Vested	(2.8)	$3.25
Cancelled / Forfeited	(0.4)	$3.00
Non-vested at June 30, 2013	15.2	$3.11

Note 10: Investment Securities

The majority of the Company’s investment securities are a component of settlement assets and represent the investment of funds received by the Company from prior sales of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities, excluding those classified as cash equivalents, within current settlement assets primarily consisted of municipal obligations as of June 30, 2013 and December 31, 2012.  The Company’s long-term settlement assets were primarily comprised of student loan auction rate securities (“SLARS”) and municipal obligations as of June 30, 2013 and December 31, 2012. Realized gains and losses and other-than-temporary impairments (“OTTI”) on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments, primarily cost method investments, which are included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets and are discussed further below. Realized gains and losses on these investments are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 2 of these Consolidated Financial Statements.

The principal components of the Company’s investment securities are as follows:

(in millions)	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)/(c)	Fair Value (d)
As of June 30, 2013
Student loan auction rate securities	$17.1	$1.0	$—	$—	$18.1
Corporate bonds	6.1	—	—	—	6.1
State and municipal obligations	115.1	—	—	—	115.1
Preferred stock	0.1	1.6	—	—	1.7
Total available-for-sale securities	138.4	2.6	—	—	141.0
Cost method investments	9.3	—	—	—	9.3
Totals	$147.7	$2.6	$—	$—	$150.3

As of December 31, 2012
Student loan auction rate securities	$37.6	$1.2	$—	$—	$38.8
Corporate bonds	6.6	—	—	—	6.6
State and municipal obligations	134.5	—	(0.1)	—	134.4
Preferred stock	0.1	0.5	—	—	0.6
Total available-for-sale securities	178.8	1.7	(0.1)	—	180.4
Cost method investments	13.4	—	—	—	13.4
Totals	$192.2	$1.7	$(0.1)	$—	$193.8

(a)                  Represents amortized cost for debt securities.

(b)                  “OTTI” refers to other-than-temporary impairments.

(c)                   For debt securities, represents the fair value adjustment excluding that attributable to credit losses.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following table presents additional information regarding available-for-sale securities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Proceeds from sales (a)	$—	$77.9	$21.5	$107.6
Gross realized gains included in earnings as a result of sales (a)	—	2.7	1.0	3.2
Net unrealized gains included in OCI, net of tax	1.1	0.2	1.9	2.6
Net gains reclassified out of OCI into earnings, net of tax	—	1.7	1.0	2.0

(a)         Includes activity resulting from sales and redemptions.

The following table presents maturity information for the Company’s investments in debt securities as of June 30, 2013:

(in millions)	Fair Value
Due within one year	$104.7
Due after one year through five years	16.4
Due after 10 years	18.2
Total debt securities	$139.3

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of June 30, 2013, there were no indicators of impairment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of June 30, 2013, it was deemed impracticable to estimate the fair value on $4.0 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Summary of Derivative Instruments

The Company’s derivative instruments portfolio was comprised of the following:

Notional value (in millions)	As of June 30, 2013		As of December 31, 2012
Interest rate contracts	USD	5,750	USD	5,750
Foreign exchange contracts	EUR	221.5	EUR	91.1
Foreign exchange contracts	AUD	215	AUD	115

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Derivatives Not Qualifying for Hedge Accounting.  During the six months ended June 30, 2013 and 2012, the Company held certain derivative instruments that functioned as economic hedges but no longer qualified or were not designated to qualify for hedge accounting. Such instruments included cross-currency swaps held in order to mitigate foreign currency exposure on intercompany loans and a portion of the Company’s net investment in its European operations, interest rate swaps held in order to mitigate the exposure to interest rate fluctuations on interest payments related to variable rate debt and a fixed to floating interest rate swap held to maintain a desired ratio of fixed and variable rate debt.

Interest rate swaps held during the six months ended June 30, 2012 with a combined notional value of $5.0 billion expired in September 2012. During the first quarter of 2012, the Company entered into forward-starting interest rate swaps with a combined notional value of $2.0 billion which became effective upon expiration of the prior instruments. The interest rate swaps are intended to mitigate exposure to fluctuations in interest rates as the prior interest rate swaps and will expire in September 2016. The Company did not designate the swaps as hedges for accounting purposes.

During the six months ended June 30, 2013 and 2012, the Company held cross-currency swaps not qualifying for hedge accounting with a total notional value of 21.5 million euro (approximately $28.1 million at June 30, 2013) and 91.1 million euro, respectively. In January of 2013, the Company’s cross-currency swap with an aggregate notional value of 69.6 million euro expired.

During the first quarter of 2012, an interest rate swap with a total notional value of $500 million ceased to qualify for hedge accounting treatment and the Company therefore de-designated the cash flow hedge from the beginning of the quarter. For this and for previous cash flow hedge de-designations, the amount carried in OCI as of the date of de-designation is subsequently reclassified into earnings in the same periods during which the forecasted transactions affect earnings. As of June 30, 2013, there are no longer any losses carried in OCI related to interest rate swaps that are expected to be reclassified into the Consolidated Statements of Operations.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets, derivative gains and losses in the Consolidated Statements of Operations and accumulated derivative gains and losses in OCI, refer to the tables presented below.

Derivatives that Qualify for Hedge Accounting

Hedges of net investments in foreign operations. During the first quarter of 2013, the Company entered into cross-currency swaps with aggregate notional values of 100.0 million Australian dollars and 200.0 million euro that were designated as hedges of net investments in foreign operations. As of June 30, 2013, the Company held cross-currency swaps with an aggregate notional value of 215.0 million Australian dollars (approximately $199.1 million at June 30, 2013) and 200.0 million euro (approximately $261.5 million at June 30, 2013) and as of June 30, 2012, the Company held a cross-currency swap with an aggregate notional value of 115.0 million Australian dollars that were designated as hedges of net investments in foreign operations.

Cash flow hedges. As of June 30, 2013 and 2012, the Company did not have any interest rate swaps that were designated as cash flow hedges of the variability in the interest payments on its debt.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets, derivative gains and losses in the Consolidated Statements of Operations and accumulated derivative gains and losses in OCI, refer to the tables presented below.

Fair Value of Derivative Instruments

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of June 30, 2013
(in millions)	Assets (a)(c)	Liabilities (b)(c)
Derivatives designated as hedging instruments
Foreign exchange contracts	$19.7	$(18.0)
Derivatives not designated as hedging instruments
Interest rate contracts	54.7	(90.4)
Foreign exchange contracts	—	(1.2)
Total derivatives not designated as hedging instruments	54.7	(91.6)
Total derivatives	$74.4	$(109.6)

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

(c)                   The Company’s policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements.  Of the balances included in the table above, $74.4 million of assets and $83.5 million of liabilities, net $9.1 million, as of June 30, 2013 and $100.9 million of assets and $126.0 million of liabilities, net $25.1 million, as of December 31, 2012 are subject to master netting agreements with the counterparties.  The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Three months ended June 30,
	2013		2012
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$—	—	$(38.4)	—
Derivative in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$—	21.7	$—	(1.0)
Derivatives not designated as hedging instruments:
Amount of gain or (loss) recognized in income (b)	$10.9	(0.5)	$(46.6)	6.5

	Six months ended June 30,
	2013		2012
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$—	—	$(76.9)	—
Derivative in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$—	32.0	$—	(3.4)
Derivatives not designated as hedging instruments:
Amount of gain or (loss) recognized in income (b)	$14.2	—	$(47.2)	3.4

(a)                  Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.

(b)                  Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accumulated Derivatives Gains and Losses

The following table summarizes activity in other comprehensive income for the six months ended June 30, 2013 related to derivative instruments classified as net investment hedges held by the Company:

(in millions, after tax)	Six months ended June 30, 2013
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(21.1)
Increase in fair value of derivative that qualifies for hedge accounting (a)	31.7
Accumulated gain included in other comprehensive income (loss) at end of the period	$10.6

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

Note 12: Fair Value Measurement

Fair Value of Financial Instruments

Carrying amounts for certain of the Company’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments:

	As of June 30, 2013
(in millions)	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$104.7	$104.7
Long-term investment securities	$35.8	$35.8
Other current assets:
Derivative financial instruments	$0.9	$0.9
Other long-term assets:
Long-term investment securities	$0.5	$0.5
Cost method investments	$9.3	$9.3
Derivative financial instruments	$73.5	$73.5
Other current liabilities:
Derivative financial instruments	$18.4	$18.4
Long-term borrowings:
Long-term borrowings	$22,543.3	$22,891.3
Other long-term liabilities:
Derivative financial instruments	$91.2	$91.2

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy:

	As of June 30, 2013
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$18.1	$18.1
Corporate bonds	—	6.1	—	6.1
State and municipal obligations	—	114.6	—	114.6
Preferred stock	1.7	—	—	1.7
Total settlement assets	1.7	120.7	18.1	140.5

Other current assets:
Interest rate swap contracts	—	0.9	—	0.9
Other long-term assets:
Available-for-sale securities	—	0.5	—	0.5
Foreign currency derivative contracts	—	19.7	—	19.7
Interest rate swap contracts	—	53.8	—	53.8
Total assets at fair value	$1.7	$195.6	$18.1	$215.4

Liabilities:
Other current liabilities:
Foreign currency derivative contracts	$—	$18.0	$—	$18.0
Interest rate swap contracts	—	0.4	—	0.4
Other long-term liabilities:
Foreign currency derivative contracts	—	1.2	—	1.2
Interest rate swap contracts	—	90.0	—	90.0
Contingent consideration	—	—	20.0	20.0
Total liabilities at fair value	$—	$109.6	$20.0	$129.6

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

Settlement assets - student loan auction rate securities. Due to the lack of observable market activity for the SLARS held by the Company as of June 30, 2013, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. Due to the use of unobservable inputs, these instruments are classified as Level 3 within the fair value hierarchy. For additional information regarding sales, settlements and impairments of the SLARS, refer to Note 10 of these Consolidated Financial Statements.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance as of January 1, 2013	$38.8
Total realized gains included in product sales and other	1.0
Total unrealized losses included in other comprehensive income	(0.2)
Sales	(21.5)
Ending balance as of June 30, 2013	$18.1

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

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Contingent consideration
Beginning balance as of January 1, 2013	$20.0
Contingent consideration payments	—
Change in fair value of contingent consideration	—
Ending balance as of June 30, 2013	$20.0

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the six months ended June 30, 2013, the Company did not perform any non-recurring fair value measurements.  During the six months ended June 30, 2012, the Company recorded impairments totaling approximately $11 million on assets with a total carrying value of approximately $27 million due to the sale, expected sale or discontinued use of certain assets. The impairments related to property and equipment, customer relationships, software, and goodwill.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13: Income Taxes

The Company’s effective tax rates on pretax loss were expenses of 8.6% and 19.7% for the three and six months ended June 30, 2013 and benefits of 39.4% and 44.4% for the same periods in 2012. The effective tax rates for the three and six months ended June 30, 2013 were lower than the statutory rate primarily due to an increase in the Company’s valuation allowances against federal and state net operating loss carryforwards and foreign tax credits.  These negative adjustments were partially offset by state tax benefits and net income attributable to noncontrolling interests from pass-through entities for which there was no tax expense provided.  The effective tax rate for the three month period was also positively impacted by tax effects of foreign exchanges gains and losses on intercompany notes and certain immaterial prior period adjustments and negatively impacted by an increase in the Company’s liability for unrecognized tax benefits.  As a result of the Company’s pre-tax losses in each of the periods, favorable and unfavorable tax impacts have the opposite effect on the effective tax rate.  The significant decrease to the effective rates in 2013 compared to 2012 is primarily due to the valuation allowance recorded in 2013 against federal and state net operating loss carryforwards.

The effective tax rates for the three and six months ended June 30, 2012 were higher than the federal statutory rate primarily due to net income attributable to noncontrolling interests for which there was no tax expense provided, foreign income taxed at lower effective rates, certain immaterial prior period tax adjustments, and state tax benefits partially offset by an increase in the Company’s valuation allowance against foreign tax credits and a net expense relating to the tax effects of foreign exchange gains and losses on intercompany notes.  The effective tax rate for the six month period was also positively impacted by a decrease in the Company’s liability for unrecognized tax benefits.

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

The balance of the Company’s liability for unrecognized tax benefits was approximately $288 million as of June 30, 2013.  The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $138 million within the next twelve months as the result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

In addition to the liability discussed above, the balance of the uncertain income tax liability for which The Western Union Company is required to indemnify the Company was approximately $4 million as of June 30, 2013.  The Company anticipates that it is reasonably possible that the uncertain income tax liability may decrease by approximately $4 million within the next twelve months as a result of the possible closure of the 2005 and 2006 federal tax years.

Note 14: Acquisition

In April 2012, the Company acquired the remaining approximately 30 percent noncontrolling interest in Omnipay, a provider of card and electronic payment processing services to merchant acquiring banks, for approximately 37.1 million euro, of which 19.0 million euro ($25.1 million) was paid in April 2012 and the remaining 18.1 million euro ($23.7 million) was paid in April 2013.

Note 15: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 4 of these Consolidated Financial Statements and in Note 8 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, 12.625% senior notes, 11.25% senior notes, 10.625% senior notes, 11.25% senior subordinated notes and 11.75% senior subordinated notes are guaranteed by substantially all existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). The Guarantors guarantee the senior secured revolving credit facility, senior secured term loan facility, the 8.875% senior secured notes, the 7.375% senior secured notes and the 6.75% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The Guarantors guarantee the 8.25% senior second lien notes and 8.75%/10.00% PIK toggle senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The 12.625% senior note, 10.625% senior note and 11.25% senior note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 11.25% senior subordinated note and 11.75%

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

All of the above guarantees are full, unconditional, and joint and several and each of the Guarantors is 100% owned, directly or indirectly, by FDC. None of the other subsidiaries of FDC, either direct or indirect, guarantee the notes (“Non-Guarantors”). The Guarantors are subject to release under certain circumstances as described below.

The credit agreement governing the guarantees of the senior secured revolving credit facility and senior secured term loan facility provide for a Guarantor to be automatically and unconditionally released and discharged from its guarantee obligations in certain circumstances, including when the Guarantor ceases to be a “restricted subsidiary” for purposes of the agreement covenants because:

•                  FDC no longer directly or indirectly owns 50% of the equity or, if a corporation, stock having voting power to elect a majority of the board of directors of the Guarantor; or

•                  the Guarantor  is designated as an “unrestricted subsidiary” for purposes of the agreement covenants.

The indentures governing all of the other guarantees described above provide for a Guarantor to be automatically and unconditionally released and discharged from its guarantee obligations in certain circumstances, including upon the earliest to occur of:

•                  the sale, exchange or transfer of the subsidiary’s capital stock or all or substantially all of its assets;

•                  designation of the Guarantor as an “unrestricted subsidiary” for purposes of the indenture covenants;

•                  release or discharge of the Guarantor’s guarantee of certain other indebtedness; or

•                  legal defeasance or covenant defeasance of the indenture obligations when provision has been made for them to be fully satisfied.

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

Increase (Decrease) from Amounts Previously Reported

	Three months ended June 30, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments
(Loss) income before income taxes and equity earnings in affiliates	$11.5	$(31.1)	$0.2	$19.4
Income tax (benefit) expense	11.5	(11.6)	0.1	—
Net (loss) income	—	(19.5)	0.1	19.4
Net (loss) income attributable to First Data Corporation	—	(19.5)	0.1	19.4

	Six months ended June 30, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments
(Loss) income before income taxes and equity earnings in affiliates	$24.5	$(65.1)	$(0.5)	$41.1
Income tax (benefit) expense	24.5	(24.3)	(0.2)	—
Net (loss) income	—	(40.8)	(0.3)	41.1
Net (loss) income attributable to First Data Corporation	—	(40.8)	(0.3)	41.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2012
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
Cost of services	$—	$—	$421.0	$421.5	$341.8	$341.3	$(49.4)	$(49.4)
Selling, general and administrative	32.2	31.4	293.6	293.7	133.1	133.8	—	—
Operating (loss) profit	(33.9)	(33.1)	234.1	233.5	67.7	67.5	—	—
Interest income (expense) from intercompany notes	48.2	78.3	(49.7)	(80.2)	1.5	1.9	—	—
Equity earnings from consolidated subsidiaries	141.9	122.5	50.3	50.3	—	—	(192.2)	(172.8)
(Loss) income before income taxes and equity earnings in affiliates	(319.4)	(307.9)	233.1	202.0	44.8	45.0	(192.2)	(172.8)
Income tax (benefit) expense	(162.0)	(150.5)	98.9	87.3	(11.6)	(11.5)	—	—
Net (loss) income	(157.4)	(157.4)	177.5	158.0	57.1	57.2	(192.2)	(172.8)
Net (loss) income attributable to First Data Corporation	(157.4)	(157.4)	177.5	158.0	41.8	41.9	(219.3)	(199.9)

	Six months ended June 30, 2012
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
Cost of services	$—	$—	$865.0	$866.7	$639.1	$637.4	$(95.3)	$(95.3)
Selling, general and administrative	65.3	60.9	582.2	583.7	257.9	260.8	—	—
Operating (loss) profit	(69.2)	(64.8)	390.7	387.5	163.4	162.2	—	—
Interest income (expense) from intercompany notes	94.9	156.3	(97.9)	(160.0)	3.0	3.7	—	—
Equity earnings from consolidated subsidiaries	288.7	247.4	81.2	81.4	—	—	(369.9)	(328.8)
(Loss) income before income taxes and equity earnings in affiliates	(643.4)	(618.9)	371.1	306.0	158.7	158.2	(369.9)	(328.8)
Income tax (benefit) expense	(333.5)	(309.0)	156.6	132.3	(6.0)	(6.2)	—	—
Net (loss) income	(309.9)	(309.9)	285.1	244.3	165.6	165.3	(369.9)	(328.8)
Net (loss) income attributable to First Data Corporation	(309.9)	(309.9)	285.1	244.3	136.6	136.3	(421.7)	(380.6)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2012
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions) Source/(use)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(309.9)	$(309.9)	$285.1	$244.3	$165.6	$165.3	$(369.9)	$(328.8)
Other non-cash and non- operating items, net	(269.6)	(228.3)	(159.1)	(159.3)	0.8	0.8	369.9	328.8
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(320.5)	(296.0)	253.2	228.9	19.1	18.9	—	—
Net cash (used in) provided by operating activities	(871.2)	(805.4)	818.9	753.6	447.0	446.5	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Intercompany	771.1	705.3	(777.6)	(712.3)	6.5	7.0	—	—
Net cash provided by (used in) financing activities	774.0	708.2	(790.5)	(725.2)	(367.1)	(366.6)	173.5	173.5

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the results of operations, comprehensive income, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the three and six months ended June 30, 2013 and 2012, and as of June 30, 2013 and December 31, 2012 to arrive at the information for FDC on a consolidated basis.

	Three months ended June 30, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,061.7	$623.5	$(56.6)	$1,628.6
Product sales and other	—	134.6	85.8	(15.5)	204.9
Reimbursable debit network fees, postage and other	—	627.5	247.8	—	875.3
	—	1,823.8	957.1	(72.1)	2,708.8
Expenses:
Cost of services (exclusive of items shown below)	—	453.9	294.6	(56.6)	691.9
Cost of products sold	—	62.3	36.6	(15.5)	83.4
Selling, general and administrative	40.2	313.5	139.5	—	493.2
Reimbursable debit network fees, postage and other	—	627.5	247.8	—	875.3
Depreciation and amortization	1.9	167.9	104.9	—	274.7
Other operating expenses:
Restructuring, net	1.5	18.2	0.3	—	20.0
	43.6	1,643.3	823.7	(72.1)	2,438.5
Operating (loss) profit	(43.6)	180.5	133.4	—	270.3
Interest income	—	0.1	2.5	—	2.6
Interest expense	(467.5)	(3.0)	(1.7)	—	(472.2)
Interest income (expense) from intercompany notes	78.6	(78.0)	(0.6)	—	—
Other income (expense)	1.6	1.5	11.9	—	15.0
Equity earnings from consolidated subsidiaries	135.7	39.0	—	(174.7)	—
	(251.6)	(40.4)	12.1	(174.7)	(454.6)
(Loss) income before income taxes and equity earnings in affiliates	(295.2)	140.1	145.5	(174.7)	(184.3)
Income tax (benefit) expense	(106.1)	75.0	42.6	—	11.5
Equity earnings in affiliates	—	49.8	1.2	—	51.0
Net (loss) income	(189.1)	114.9	104.1	(174.7)	(144.8)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	10.8	33.5	44.3
Net (loss) income attributable to First Data Corporation	$(189.1)	$114.9	$93.3	$(208.2)	$(189.1)
Comprehensive (loss) income	$(255.2)	$75.3	$3.6	$(32.7)	$(209.0)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	12.7	33.5	46.2
Comprehensive (loss) income attributable to First Data Corporation	$(255.2)	$75.3	$(9.1)	$(66.2)	$(255.2)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,066.9	$1,216.5	$(111.1)	$3,172.3
Product sales and other	—	265.7	171.3	(29.7)	407.3
Reimbursable debit network fees, postage and other	—	1,238.0	482.1	—	1,720.1
	—	3,570.6	1,869.9	(140.8)	5,299.7
Expenses:
Cost of services (exclusive of items shown below)	—	939.8	581.9	(111.1)	1,410.6
Cost of products sold	—	123.8	71.9	(29.7)	166.0
Selling, general and administrative	66.7	621.2	268.6	—	956.5
Reimbursable debit network fees, postage and other	—	1,238.0	482.1	—	1,720.1
Depreciation and amortization	3.7	327.6	215.6	—	546.9
Other operating expenses:
Restructuring, net	13.9	20.0	4.3	—	38.2
	84.3	3,270.4	1,624.4	(140.8)	4,838.3
Operating (loss) profit	(84.3)	300.2	245.5	—	461.4
Interest income	0.1	0.1	5.1	—	5.3
Interest expense	(932.7)	(4.6)	(3.9)	—	(941.2)
Interest income (expense) from intercompany notes	157.1	(155.9)	(1.2)	—	—
Other income (expense)	20.2	2.6	(7.5)	—	15.3
Equity earnings from consolidated subsidiaries	213.9	73.1	—	(287.0)	—
	(541.4)	(84.7)	(7.5)	(287.0)	(920.6)
(Loss) income before income taxes and equity earnings in affiliates	(625.7)	215.5	238.0	(287.0)	(459.2)
Income tax (benefit) expense	(99.2)	116.4	55.9	—	73.1
Equity earnings in affiliates	—	88.1	0.6	—	88.7
Net (loss) income	(526.5)	187.2	182.7	(287.0)	(443.6)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	25.1	57.8	82.9
Net (loss) income attributable to First Data Corporation	$(526.5)	$187.2	$157.6	$(344.8)	$(526.5)
Comprehensive (loss) income	$(669.1)	$148.9	$19.6	$(87.6)	$(588.2)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	23.1	57.8	80.9
Comprehensive (loss) income attributable to First Data Corporation	$(669.1)	$148.9	$(3.5)	$(145.4)	$(669.1)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended June 30, 2012 (as corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,052.0	$619.6	$(49.4)	$1,622.2
Product sales and other	—	146.7	86.2	(15.9)	217.0
Reimbursable debit network fees, postage and other	—	615.0	242.2	(10.9)	846.3
	—	1,813.7	948.0	(76.2)	2,685.5
Expenses:
Cost of services (exclusive of items shown below)	—	421.5	341.3	(49.4)	713.4
Cost of products sold	—	65.2	36.9	(15.9)	86.2
Selling, general and administrative	31.4	293.7	133.8	—	458.9
Reimbursable debit network fees, postage and other	—	615.0	242.2	(10.9)	846.3
Depreciation and amortization	1.9	178.0	114.6	—	294.5
Other operating expenses:
Restructuring, net	(0.2)	1.7	11.7	—	13.2
Impairments	—	5.1	—	—	5.1
	33.1	1,580.2	880.5	(76.2)	2,417.6
Operating (loss) profit	(33.1)	233.5	67.5	—	267.9
Interest income	0.1	0.1	1.5	—	1.7
Interest expense	(476.3)	(1.7)	(2.7)	—	(480.7)
Interest income (expense) from intercompany notes	78.3	(80.2)	1.9	—	—
Other income (expense)	0.6	—	(23.2)	—	(22.6)
Equity earnings from consolidated subsidiaries	122.5	50.3	—	(172.8)	—
	(274.8)	(31.5)	(22.5)	(172.8)	(501.6)
(Loss) income before income taxes and equity earnings in affiliates	(307.9)	202.0	45.0	(172.8)	(233.7)
Income tax (benefit) expense	(150.5)	87.3	(11.5)	—	(74.7)
Equity earnings in affiliates	—	43.3	0.7	—	44.0
Net (loss) income	(157.4)	158.0	57.2	(172.8)	(115.0)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	15.3	27.1	42.4
Net (loss) income attributable to First Data Corporation	$(157.4)	$158.0	$41.9	$(199.9)	$(157.4)
Comprehensive (loss) income	$(305.4)	$145.8	$(120.4)	$16.1	$(263.9)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	14.4	27.1	41.5
Comprehensive (loss) income attributable to First Data Corporation	$(305.4)	$145.8	$(134.8)	$(11.0)	$(305.4)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2012 (as corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,061.3	$1,209.5	$(95.3)	$3,175.5
Product sales and other	—	279.3	170.3	(29.2)	420.4
Reimbursable debit network fees, postage and other	—	1,205.5	469.5	(21.4)	1,653.6
	—	3,546.1	1,849.3	(145.9)	5,249.5
Expenses:
Cost of services (exclusive of items shown below)	—	866.7	637.4	(95.3)	1,408.8
Cost of products sold	—	129.9	70.5	(29.2)	171.2
Selling, general and administrative	60.9	583.7	260.8	—	905.4
Reimbursable debit network fees, postage and other	—	1,205.5	469.5	(21.4)	1,653.6
Depreciation and amortization	4.1	366.1	233.4	—	603.6
Other operating expenses:
Restructuring, net	(0.2)	1.6	15.5	—	16.9
Impairments	—	5.1	—	—	5.1
	64.8	3,158.6	1,687.1	(145.9)	4,764.6
Operating (loss) profit	(64.8)	387.5	162.2	—	484.9
Interest income	0.1	0.3	3.8	—	4.2
Interest expense	(933.0)	(3.4)	(5.4)	—	(941.8)
Interest income (expense) from intercompany notes	156.3	(160.0)	3.7	—	—
Other income (expense)	(24.9)	0.2	(6.1)	—	(30.8)
Equity earnings from consolidated subsidiaries	247.4	81.4	—	(328.8)	—
	(554.1)	(81.5)	(4.0)	(328.8)	(968.4)
(Loss) income before income taxes and equity earnings in affiliates	(618.9)	306.0	158.2	(328.8)	(483.5)
Income tax (benefit) expense	(309.0)	132.3	(6.2)	—	(182.9)
Equity earnings in affiliates	—	70.6	0.9	—	71.5
Net (loss) income	(309.9)	244.3	165.3	(328.8)	(229.1)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	29.0	51.8	80.8
Net (loss) income attributable to First Data Corporation	$(309.9)	$244.3	$136.3	$(380.6)	$(309.9)
Comprehensive (loss) income	$(349.7)	$238.1	$70.6	$(230.9)	$(271.9)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	26.0	51.8	77.8
Comprehensive (loss) income attributable to First Data Corporation	$(349.7)	$238.1	$44.6	$(282.7)	$(349.7)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of June 30, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21.2	$46.4	$295.6	$—	$363.2
Accounts receivable, net of allowance for doubtful accounts	0.7	798.0	749.0	—	1,547.7
Settlement assets (a)	—	9,053.1	7,004.6	(46.1)	16,011.6
Intercompany notes receivable	—	—	23.4	(23.4)	—
Other current assets	78.0	169.2	76.1	—	323.3
Total current assets	99.9	10,066.7	8,148.7	(69.5)	18,245.8
Property and equipment, net of accumulated depreciation	29.1	605.7	239.3	—	874.1
Goodwill	—	9,469.7	7,695.7	—	17,165.4
Customer relationships, net of accumulated amortization	—	1,916.2	1,540.3	—	3,456.5
Other intangibles, net of accumulated amortization	605.0	585.2	570.1	—	1,760.3
Investment in affiliates	—	1,318.9	30.2	—	1,349.1
Long-term settlement assets (a)	—	—	35.8	—	35.8
Long-term intercompany receivables	—	5,916.2	1,278.2	(7,194.4)	—
Long-term intercompany notes receivable	3,457.4	279.4	3.5	(3,740.3)	—
Long-term deferred tax assets	913.4	—	—	(913.4)	—
Other long-term assets	389.9	391.9	134.6	(103.3)	813.1
Investment in consolidated subsidiaries	24,324.9	5,319.3	—	(29,644.2)	—
Total assets	$29,819.6	$35,869.2	$19,676.4	$(41,665.1)	$43,700.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7.4	$160.6	$78.2	$—	$246.2
Short-term and current portion of long-term borrowings	15.5	67.1	37.1	—	119.7
Settlement obligations (a)	—	9,053.1	7,037.8	(46.1)	16,044.8
Intercompany notes payable	23.4	—	—	(23.4)	—
Other current liabilities	566.6	536.9	325.4	—	1,428.9
Total current liabilities	612.9	9,817.7	7,478.5	(69.5)	17,839.6
Long-term borrowings	22,424.5	105.0	13.8	—	22,543.3
Long-term deferred tax liabilities	—	1,338.9	145.0	(913.4)	570.5
Long-term intercompany payables	7,194.4	—	—	(7,194.4)	—
Long-term intercompany notes payable	282.1	3,374.0	84.2	(3,740.3)	—
Other long-term liabilities	560.4	227.3	40.7	(103.3)	725.1
Total liabilities	31,074.3	14,862.9	7,762.2	(12,020.9)	41,678.5
Redeemable equity interest	—	—	68.2	(68.2)	—
Redeemable noncontrolling interest	—	—	—	68.2	68.2
First Data Corporation stockholder’s (deficit) equity	(1,254.7)	21,006.3	5,404.9	(26,411.2)	(1,254.7)
Noncontrolling interests	—	—	76.2	3,131.9	3,208.1
Equity of consolidated alliance	—	—	6,364.9	(6,364.9)	—
Total equity	(1,254.7)	21,006.3	11,846.0	(29,644.2)	1,953.4
Total liabilities and equity	$29,819.6	$35,869.2	$19,676.4	$(41,665.1)	$43,700.1

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(526.5)	$187.2	$182.7	$(287.0)	$(443.6)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	3.7	379.8	223.2	—	606.7
(Gains) charges related to other operating expenses and other income (expense)	(6.3)	17.4	11.8	—	22.9
Other non-cash and non-operating items, net	(164.1)	(143.6)	2.1	287.0	(18.6)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(162.3)	144.6	159.7	—	142.0
Net cash (used in) provided by operating activities	(855.5)	585.4	579.5	—	309.4
CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to other business previously acquired	—	0.2	—	—	0.2
Proceeds from dispositions, net of expenses paid and cash disposed	—	2.0	7.6	—	9.6
Additions to property and equipment	(0.1)	(40.8)	(48.2)	—	(89.1)
Proceeds from sale of property and equipment	—	3.7	0.1	—	3.8
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.3)	(66.5)	(19.3)	—	(86.1)
Distributions and dividends from subsidiaries	119.2	83.5	—	(202.7)	—
Other investing activities	0.3	5.9	0.9	—	7.1
Net cash provided by (used in) investing activities	119.1	(12.0)	(58.9)	(202.7)	(154.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(147.8)	—	(147.8)
Accrued interest funded upon issuance of notes	(6.5)	—	—	—	(6.5)
Debt modification (payments) proceeds and related financing costs, net	(49.0)	—	—	—	(49.0)
Principal payments on long-term debt	(0.2)	(31.4)	(5.2)	—	(36.8)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(21.8)	(80.3)	(102.1)
Distributions paid to equity holders	—	—	(163.8)	163.8	—
Redemption of Parent’s redeemable common stock	(5.9)	—	—	—	(5.9)
Purchase of noncontrolling interest	—	—	(23.7)	—	(23.7)
Cash dividends	(17.5)	—	(119.2)	119.2	(17.5)
Intercompany	608.7	(538.1)	(70.6)	—	—
Net cash provided by (used in) financing activities	529.6	(569.5)	(552.1)	202.7	(389.3)
Effect of exchange rate changes on cash and cash equivalents	—	5.3	(16.0)	—	(10.7)
Change in cash and cash equivalents	(206.8)	9.2	(47.5)	—	(245.1)
Cash and cash equivalents at beginning of period	228.0	37.2	343.1	—	608.3
Cash and cash equivalents at end of period	$21.2	$46.4	$295.6	$—	$363.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six months ended June 30, 2012 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(309.9)	$244.3	$165.3	$(328.8)	$(229.1)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	4.1	433.2	239.9	—	677.2
Charges related to other operating expenses and other income (expense)	24.7	6.5	21.6	—	52.8
Other non-cash and non-operating items, net	(228.3)	(159.3)	0.8	328.8	(58.0)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(296.0)	228.9	18.9	—	(48.2)
Net cash (used in) provided by operating activities	(805.4)	753.6	446.5	—	394.7
CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions	—	(1.9)	—	—	(1.9)
Contributions to equity method investments	—	(7.9)	—	—	(7.9)
Payments related to other businesses previously acquired	—	(3.2)	—	—	(3.2)
Additions to property and equipment	(0.2)	(47.2)	(44.1)	—	(91.5)
Proceeds from sale of property and equipment	—	6.5	0.9	—	7.4
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.7)	(82.0)	(16.5)	—	(99.2)
Distributions and dividends from subsidiaries	63.7	109.8	—	(173.5)	—
Other investing activities	0.9	0.3	6.0	—	7.2
Net cash provided by (used in) investing activities	63.7	(25.6)	(53.7)	(173.5)	(189.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(34.3)	—	(34.3)
Debt modification proceeds and related financing costs, net	7.1	—	—	—	7.1
Principal payments on long-term debt	(0.1)	(26.7)	(9.2)	—	(36.0)
Proceeds from sale-leaseback transactions	—	13.8	—	—	13.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(27.6)	(103.9)	(131.5)
Distributions paid to equity holders	—	—	(211.7)	211.7	—
Redemption of Parent’s redeemable common stock	(0.1)	—	—	—	(0.1)
Purchase of noncontrolling interest	—	—	(25.1)	—	(25.1)
Cash dividends	(4.0)	—	(65.7)	65.7	(4.0)
Intercompany	705.3	(712.3)	7.0	—	—
Net cash provided by (used in) financing activities	708.2	(725.2)	(366.6)	173.5	(210.1)
Effect of exchange rate changes on cash and cash equivalents	—	2.9	(0.6)	—	2.3
Change in cash and cash equivalents	(33.5)	5.7	25.6	—	(2.2)
Cash and cash equivalents at beginning of period	162.2	37.1	286.4	—	485.7
Cash and cash equivalents at end of period	$128.7	$42.8	$312.0	$—	$483.5

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

Consolidated Results.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	%	2013	2012	%
Revenues:
Transaction and processing service fees	$1,628.6	$1,622.2	0%	$3,172.3	$3,175.5	0%
Product sales and other	204.9	217.0	(6)%	407.3	420.4	(3)%
Reimbursable debit network fees, postage and other	875.3	846.3	3%	1,720.1	1,653.6	4%
	2,708.8	2,685.5	1%	5,299.7	5,249.5	1%
Expenses:
Cost of services (exclusive of items shown below)	691.9	713.4	(3)%	1,410.6	1,408.8	0%
Cost of products sold	83.4	86.2	(3)%	166.0	171.2	(3)%
Selling, general and administrative	493.2	458.9	7%	956.5	905.4	6%
Reimbursable debit network fees, postage and other	875.3	846.3	3%	1,720.1	1,653.6	4%
Depreciation and amortization	274.7	294.5	(7)%	546.9	603.6	(9)%
Other operating expenses, net (a)	20.0	18.3	*	38.2	22.0	*
	2,438.5	2,417.6	1%	4,838.3	4,764.6	2%
Operating profit	270.3	267.9	1%	461.4	484.9	(5)%
Interest income	2.6	1.7	53%	5.3	4.2	26%
Interest expense	(472.2)	(480.7)	(2)%	(941.2)	(941.8)	0%
Other income (expense) (b)	15.0	(22.6)	*	15.3	(30.8)	*
	(454.6)	(501.6)	(9)%	(920.6)	(968.4)	(5)%

Loss before income taxes and equity earnings in affiliates	(184.3)	(233.7)	(21)%	(459.2)	(483.5)	(5)%

Income tax expense (benefit)	11.5	(74.7)	*	73.1	(182.9)	*
Equity earnings in affiliates	51.0	44.0	16%	88.7	71.5	24%
Net loss	(144.8)	(115.0)	26%	(443.6)	(229.1)	94%
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	44.3	42.4	4%	82.9	80.8	3%
Net loss attributable to First Data Corporation	$(189.1)	(157.4)	20%	$(526.5)	$(309.9)	70%

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

Operating revenues overview.

Transaction and processing service fees. Revenue was flat for the three and six months ended June 30, 2013 compared to the same periods in 2012 due primarily to increases in merchant related services revenue offset by decreases in card services and check services.  The net increases in merchant related services revenue resulted from increases in both domestic and international merchant transactions and dollar volumes in addition to new sales, pricing increases and network routing incentives.  These increases were partially offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes, the affects of shifts in pricing mix, merchant attrition, price compression and lost business.  The decreases in card services revenue resulted primarily from net lost business both domestically and internationally.  Additionally, the Company experienced decreases in check processing revenue primarily as a result of lower overall check volumes and merchant attrition.

Product sales and other. Revenue decreased for the three and six months ended June 30, 2013 compared to the same periods in 2012 due to a decline in domestic terminal sales, including lower bulk sales, a decrease in international software license sales and foreign currency exchange rates.  Foreign currency exchange rate movements adversely impacted the product sales and other growth rates for the three and six months ended June 30, 2013 compared to the same periods in 2012 by approximately 2 and 1 percentage points, respectively.

Reimbursable debit network fees, postage and other. Revenue and expense increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 due to transaction and volume growth related to debit network fees partially offset by rate decreases.

Operating expenses overview.

Cost of services. Expenses decreased for the three months and were flat for the six months ended June 30, 2013 compared to the same periods in 2012 due most significantly to decreases in expenses resulting mostly from expense management initiatives offset by increases in product development costs.

Cost of products sold. Expenses decreased for the three and six months ended June 30, 2013 compared to the same periods in 2012 due most significantly to lower domestic terminal sales partially offset by a settlement of a dispute with a vendor during 2012 resulting in a lower cost of products sold in the prior year.

Selling, general and administrative. Expenses increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 due most significantly to increases in stock compensation related to executive management, legal fees, including those related to debt refinancing, and growth in payments made to independent sales organizations (“ISO’s”).  Growth in payments made to ISO’s resulted mostly from transaction growth.

Depreciation and amortization.  Expenses decreased for the three and six months ended June 30, 2013 compared to the same periods in 2012 due to a decrease in the amortization of certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in the prior periods and certain other assets that have become fully amortized partially offset by amortization on new assets.

Other operating expenses, net. A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
(in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Three months ended June 30, 2013
Restructuring charges	350	$(10.6)	$(4.5)	$—	$(5.8)	$(20.9)
Restructuring accrual reversals		0.7	—	—	0.2	0.9
Total pretax charge, net of reversals		$(9.9)	$(4.5)	$—	$(5.6)	$(20.0)

Six months ended June 30, 2013
Restructuring charges	360	$(15.1)	$(4.9)	$(0.8)	$(18.3)	$(39.1)
Restructuring accrual reversals		0.7	—	—	0.2	0.9
Total pretax charge, net of reversals		$(14.4)	$(4.9)	$(0.8)	$(18.1)	$(38.2)

Three months ended June 30, 2012
Restructuring charges	490	$(3.0)	$—	$(12.1)	$(0.5)	$(15.6)
Restructuring accrual reversals		1.0	—	0.4	1.0	2.4
Total pretax charge, net of reversals		$(2.0)	$—	$(11.7)	$0.5	$(13.2)

Six months ended June 30, 2012
Restructuring charges	570	$(3.0)	$—	$(16.1)	$(0.8)	$(19.9)
Restructuring accrual reversals		1.0	—	0.7	1.3	3.0
Total pretax charge, net of reversals		$(2.0)	$—	$(15.4)	$0.5	$(16.9)

The Company recorded restructuring charges during the three and six months ended June 30, 2013 in connection with management’s alignment of the business with strategic objectives and cost savings initiatives as well as refinements of estimates.   During the six months ended June 30, 2013, the Company also recorded restructuring charges in connection with the departure of executive officers.  The Company expects to record additional charges in 2013 associated with the alignment of the business with strategic objectives and cost savings initiatives.

The Company estimates cost savings resulting from the restructuring activities recorded during the six months ended June 30, 2013 of approximately $8 million in 2013 and approximately $37 million on an annual basis.

The Company recorded restructuring charges during the three and six months ended June 30, 2012 related primarily to employee reduction and certain employee relocation efforts in Germany.   Additional restructuring charges were recorded in 2012 in connection with management’s alignment of the business with strategic objectives as well as refinements of estimates.

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2013:

(in millions)	Employee Severance
Remaining accrual as of January 1, 2013	$13.1
Expense provision	39.1
Cash payments and other	(16.5)
Changes in estimates	(0.9)
Remaining accrual as of June 30, 2013	$34.8

Interest expense. Interest expense decreased and was flat for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 due to the de-designation of a cash flow hedge in the first quarter of 2012 which resulted in the reclassification of accumulated losses from other comprehensive income (“OCI”) into Interest expense during the first three quarters of 2012.  The amount reclassified for the three and six months ended June 30, 2012 was $38.4 million and $76.9 million, respectively.  This was partially offset by increased interest expense related to higher interest rates resulting from debt modifications and amendments.

The Company utilizes interest rate swaps to hedge its interest payments on a portion of its variable rate debt from fluctuations in interest rates. While these swaps do not qualify for hedge accounting, they continue to be effective economically in eliminating variability in interest rate payments. Additionally, the Company utilizes a fixed to floating interest rate swap, which does not qualify for hedge accounting, to maintain a desired ratio of fixed rate and floating rate debt. The fair value adjustments for interest rate swaps that do not qualify for hedge accounting are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations and totaled benefits of $10.9 million and $14.2 million for the three and six months ended June 30, 2013, respectively, and charges of $46.6 million and $47.2 million for the three and six months ended June 30, 2012, respectively.

Other income (expense).

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Investment gains	$1.1	$—	$2.3	$0.3
Derivative financial instruments gains and (losses)	10.4	(40.1)	14.2	(43.8)
Non-operating foreign currency gains and (losses)	3.5	17.5	(1.2)	12.7
Other income (expense)	$15.0	$(22.6)	$15.3	$(30.8)

Derivative financial instruments gains and (losses). The net gains and losses for the three and six months ended June 30, 2013 and 2012 were due to the fair value adjustments for interest rate swaps and cross currency swaps that are not designated as accounting hedges.

Non-operating foreign currency gains and (losses). The net gains and losses related to currency translations on certain of the Company’s intercompany loans and its euro-denominated debt.

Income taxes. The Company’s effective tax rates on pretax loss were expenses of 8.6% and 19.7% for the three and six months ended June 30, 2013 and benefits of 39.4% and 44.4% for the same periods in 2012. The effective tax rates for the three and six months ended June 30, 2013 were lower than the statutory rate primarily due to an increase in the Company’s valuation allowances against federal and state net operating loss carryforwards and foreign tax credits.  These negative adjustments were partially offset by state tax benefits and net income attributable to noncontrolling interests from pass-through entities for which there was no tax expense provided.  The effective tax rate for the three month period was also positively impacted by tax effects of foreign exchanges gains and losses on intercompany notes and certain immaterial prior period adjustments and negatively impacted by an increase in the Company’s liability for unrecognized tax benefits.  As a result of the Company’s pre-tax losses in each of the periods, favorable and unfavorable tax impacts have the opposite effect on the effective tax rate.  The significant decrease to the effective rates in 2013 compared to 2012 is primarily due to the valuation allowance recorded in 2013 against federal and state net operating loss carryforwards.

The effective tax rates for the three and six months ended June 30, 2012 were higher than the federal statutory rate primarily due to net income attributable to noncontrolling interests for which there was no tax expense provided, foreign income taxed at lower effective rates, certain immaterial prior period tax adjustments, and state tax benefits partially offset by an increase in the Company’s valuation allowance against foreign tax credits and a net expense relating to the tax effects of foreign exchange gains and losses on intercompany notes.  The effective tax rate for the six month period was also positively impacted by a decrease in the Company’s liability for unrecognized tax benefits.

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

The balance of the Company’s liability for unrecognized tax benefits was approximately $288 million as of June 30, 2013.  The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $138 million within the next twelve months as the result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

In addition to the liability discussed above, the balance of the uncertain income tax liability for which The Western Union Company is required to indemnify the Company was approximately $4 million as of June 30, 2013.  The Company anticipates that it is reasonably possible that the uncertain income tax liability may decrease by approximately $4 million within the next twelve months as a result of the possible closure of the 2005 and 2006 federal tax years.

Equity earnings in affiliates. Equity earnings in affiliates increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 due mostly to transaction and dollar volume growth as well as pricing increases and a decrease in amortization that resulted from a correction of the amortization period of a referral payment to one of the Company’s merchant alliance partners.   The change in amortization period benefitted the growth rate for the six-month period by approximately 12 percentage points.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest. Most of the net income attributable to noncontrolling interests and redeemable noncontrolling interest relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interest increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 due most significantly to increased profit by one of the Company’s merchant alliances driven by increased volumes and network routing incentives.

Segment results. For a detailed discussion of the Company’s principles regarding its segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Retail and Alliance Services segment results.

	Three months ended June 30,		Change
(in millions)	2013	2012	%
Revenues:
Transaction and processing service fees	$829.3	$809.4	2%
Product sales and other	98.9	104.5	(5)%
Segment revenue	$928.2	$913.9	2%
Segment EBITDA	$429.3	$415.2	3%
Segment margin	46%	45%	1	pt
Key indicators:
Domestic merchant transactions (a)	9,743.5	9,223.1	6%

	Six months ended June 30,		Change
(in millions)	2013	2012	%
Revenues:
Transaction and processing service fees	$1,594.8	$1,555.8	3%
Product sales and other	194.8	205.4	(5)%
Segment revenue	$1,789.6	$1,761.2	2%
Segment EBITDA	$783.5	$767.2	2%
Segment margin	44%	44%	0	pts
Key indicators:
Domestic merchant transactions (a)	18,697.4	17,954.3	4%

(a)         Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions reflect 100% of alliance transactions. Domestic merchant transactions for the three and six months ended June 30, 2012 reflect an updated count of transactions.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended June 30,		Change
(in millions)	2013	2012	%
Acquiring revenue	$630.4	$610.7	3%
Check processing revenue	69.0	76.5	(10)%
Prepaid revenue	75.0	68.0	10%
Processing fees and other revenue from alliance partners	54.9	54.2	1%
Total transaction and processing service fees revenue	$829.3	$809.4	2%

	Six months ended June 30,		Change
(in millions)	2013	2012	%
Acquiring revenue	$1,193.7	$1,162.8	3%
Check processing revenue	137.8	152.7	(10)%
Prepaid revenue	154.6	134.3	15%
Processing fees and other revenue from alliance partners	108.7	106.0	3%
Total transaction and processing service fees revenue	$1,594.8	$1,555.8	3%

Acquiring revenue. Acquiring revenue increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 mainly from increases in merchant transactions and dollar volumes, new sales and pricing increases for some regional merchants. In addition, acquiring revenue was positively impacted by network routing incentives in the three and six months ended June 30, 2013 versus the comparable periods in 2012. These increases were partially offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes, the affect of shifts in pricing mix, merchant attrition and price compression.

Transaction growth outpaced revenue growth for the three and six months ended June 30, 2013 compared to the same periods in 2012 driven by the factors noted above, particularly merchant mix, pricing mix and price compression offset by network routing incentives. A greater proportion of transaction growth was driven by the Company’s national merchants which contributed to lower revenue per transaction. The average ticket size of regional signature based transactions increased in the second quarter of 2013 as compared to the same period in 2012.

Check processing revenue. Check processing revenue decreased in the three and six months ended June 30, 2013 versus the comparable periods in 2012 due mainly to lower overall check volumes from check writer and merchant attrition and the impact of merchant mix resulting from a shift in regional to national merchants.

Prepaid revenue. Prepaid revenue increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 due to higher transaction volumes within the open loop payroll distribution program and new business, higher closed loop transaction volumes and higher card shipments. In addition, prepaid revenue increased in the three and six months ended June 30, 2013 versus the comparable periods in 2012 by approximately 7 percentage points and 6 percentage points, respectively, from growth in one of the Company’s alliances, accounted for under the equity method, resulting from the acquisition of a payment solutions business occurring in the fourth quarter of 2012.

Processing fees and other revenue from alliance partners. The increase in processing fees and other revenue from alliance partners in the three and six months ended June 30, 2013 compared to the same periods in 2012 resulted from increased volumes within the Company’s merchant alliances.

Product sales and other revenue. Product sales and other revenue decreased in the three and six months ended June 30, 2013 versus the comparable periods in 2012 primarily due to a decline in terminal sales including lower bulk sales.

Segment EBITDA. The impact of the revenue items noted above contributed to the increase in Retail and Alliance Services segment EBITDA in the three months ended June 30, 2013 compared to the same period in 2012. Retail and Alliance Services segment EBITDA for the six months ended June 30, 2013 versus the comparable period in 2012 also increased due to the revenue items noted above partially offset by increased expenses, primarily technology and operations costs, and a $5 million provision for an uncollectible receivable recorded in the first quarter of 2013. The increase in expenses negatively impacted the segment EBITDA growth rate for the six months ended June 30, 2013 versus the comparable period in 2012 by 2 percentage points.

Financial Services segment results.

	Three months ended June 30,		Change
(in millions)	2013	2012	%
Revenues:
Transaction and processing service fees	$327.6	$338.8	(3)%
Product sales and other	9.6	9.9	(3)%
Segment revenue	$337.2	$348.7	(3)%
Segment EBITDA	$150.7	$150.3	0%
Segment margin	45%	43%	2	pts
Key indicators:
Domestic debit issuer transactions (a)	2,865.1	3,163.4	(9)%

	Six months ended June 30,		Change
(in millions)	2013	2012	%
Revenues:
Transaction and processing service fees	$648.4	$676.9	(4)%
Product sales and other	19.4	17.4	11%
Segment revenue	$667.8	$694.3	(4)%
Segment EBITDA	$283.8	$307.7	(8)%
Segment margin	42%	44%	(2	)pts
Key indicators:
Domestic debit issuer transactions (a)	5,563.2	6,256.0	(11)%
Domestic active card accounts on file (end of period) (b)	141.7	133.7	6%
Domestic card accounts on file (end of period) (c)	701.2	736.2	(5)%

(a)                                 Domestic debit issuer transactions include signature and PIN-debit transactions, STAR and non-STAR branded.

(b)                                 Domestic active card accounts on file include bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.

(c)                                  Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month of the period.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended June 30,		Change
(in millions)	2013	2012	%
Credit card, retail card and debit processing	$223.0	$230.3	(3)%
Output services	57.8	54.7	6%
Other revenue	46.8	53.8	(13)%
Total transaction and processing service fees revenue	$327.6	$338.8	(3)%

	Six months ended June 30,		Change
(in millions)	2013	2012	%
Credit card, retail card and debit processing	$434.6	$457.2	(5)%
Output services	119.3	111.9	7%
Other revenue	94.5	107.8	(12)%
Total transaction and processing service fees revenue	$648.4	$676.9	(4)%

Credit card, retail card and debit processing revenue. Credit card and retail card processing revenue increased for the three and six months ended June 30, 2013 versus the comparable periods in 2012 due primarily to growth from existing customers and net new business partially offset by price compression on contract renewals as well as volume based pricing incentives on a year-to-date basis. Domestic active card accounts on file increased primarily due to growth from existing customers.

Debit processing revenue decreased for the three and six months ended June 30, 2013 versus the comparable periods in 2012 due primarily to net lost business, including the loss of a large financial institution that completed its final deconversion in the third quarter of 2012, and price compression on contract renewals.

Debit issuer transactions in the three and six months ended June 30, 2013 compared to the same periods in 2012 decreased primarily due to net lost business, including the loss of the large financial institution mentioned above as well as a decline in gateway transactions switched on behalf of other networks, which did not have a significant impact on debit processing revenue, partially offset by growth from existing customers.  The deconversion of the large financial institution noted above also impacted domestic debit card accounts on file.

In addition, domestic card accounts on file were negatively impacted by the removal of certain inactive credit and retail accounts by a large financial institution in the first quarter of 2013 partially offset by growth from existing customers.

Output services revenue. Output services revenue increased for the three and six months ended June 30, 2013 versus the comparable periods in 2012 due to net new plastics business and growth from existing print customers.

Other revenue. Other revenue consists mostly of revenue from remittance processing, information services, online banking and bill payment services as well as voice services. Other revenue for the three and six months ended June 30, 2013 decreased compared to the same periods in 2012 due to decreases in information services, check clearing and voice services driven by lost or disposed business partially offset by increases in remittance processing driven by net new business. The disposed businesses impacted the other transaction and processing service fees revenue growth rates for the three- and six-month periods ended June 30, 2013 versus the comparable periods in 2012 by approximately 16 percentage points and approximately 15 percentage  points, respectively.

Segment EBITDA. Financial Services segment EBITDA remained flat for the three months ended June 30, 2013 compared to the same period in 2012 due most significantly to decreased operating expenses mostly offset by the impact of the revenue items noted above. The decrease in operating expenses resulted primarily from expense management initiatives and lower expenses due to completed projects. The decrease in operating expenses positively impacted the segment EBITDA growth rate for the three months ended June 30, 2013 by 8 percentage points. Financial Services segment EBITDA decreased for the six-month period ended June 30, 2013 compared to the same period in 2012 due most significantly to the revenue items noted above.

International segment results.

	Three months ended June 30,		Change
(in millions)	2013	2012	%
Revenues:
Transaction and processing service fees	$327.3	$321.1	2%
Product sales and other	88.5	93.7	(6)%
Equity earnings in affiliates	9.1	9.8	(7)%
Segment revenue	$424.9	$424.6	0%
Segment EBITDA	$115.2	$117.5	(2)%
Segment margin	27%	28%	(1	)pt
Key indicators:
International transactions (a)	2,324.5	2,099.0	11%

	Six months ended June 30,		Change
(in millions)	2013	2012	%
Revenues:
Transaction and processing service fees	$641.6	$630.7	2%
Product sales and other	176.7	180.2	(2)%
Equity earnings in affiliates	15.2	18.6	(18)%
Segment revenue	$833.5	$829.5	0%
Segment EBITDA	$215.6	$212.9	1%
Segment margin	26%	26%	0	pts
Key indicators:
International transactions (a)	4,477.5	4,038.9	11%
International card accounts on file (end of period) (b)	77.1	70.8	9%

(a)                  International transactions include VISA, MasterCard and other card association merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. International transactions for the three and six months ended June 30, 2012 reflect an updated count of international transactions.

(b)                  International card accounts on file include bankcard and retail.

Summary. Segment revenue in the three and six months ended June 30, 2013 versus the comparable periods in 2012 was impacted by the items discussed below as well as by foreign currency exchange rate movements. Foreign currency exchange rate movements negatively impacted the total segment revenue growth rate in the three and six months ended June 30, 2013 by 2 percentage points compared to the same periods in 2012.

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

Transaction and processing service fees revenue increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to volume growth and pricing in the merchant acquiring businesses and card issuing businesses partially offset by lost business in the card issuing businesses. The majority of increases in the merchant acquiring businesses resulted from volume growth in the merchant acquiring alliances and direct sales channels primarily in Ireland, United Kingdom and Poland. Revenue in the card issuing businesses declined mainly due to lost business in Australia and Germany partially offset by volume growth from existing customers in Argentina and the United Kingdom. Foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rates for the three and six months ended June 30, 2013 compared to the same periods in 2012 by 1 percentage point for the periods presented.

Transaction and processing service fees revenue is driven by accounts on file and transactions.  The spread between growth in these two indicators and revenue growth was driven mostly by the mix of transaction types, price compression and the impact of foreign currency exchange rate movements. International card accounts on file as of June 30, 2013 as compared to the same period in 2012 increased primarily due to new accounts in India and the United Kingdom partially offset by the removal of inactive accounts in Canada.

Product sales and other revenue. Product sales and other revenue decreased for the three and six months ended June 30, 2013 versus the same periods in 2012 due to a decrease in software license sales, lower bulk terminal sales in Canada due to exiting this line of business and a decrease in terminal leasing income in Germany. Foreign currency exchange rate movements negatively impacted the growth rate for product sales and other revenue for the three and six months ended June 30, 2013 compared to the same periods in 2012 by 4 and 3 percentage points, respectively.

Segment EBITDA. Segment EBITDA decreased in the three months ended June 30, 2013 compared to the same period in 2012 primarily due to the impact of foreign currency exchange rate movements and increased costs related to the expansion of the Company’s merchant acquiring business which adversely impacted the growth rate by 3 percentage points and 6 percentage points, respectively. These decreases were partially offset by the revenue items noted above as well as decreased operating expenses driven by cost savings initiatives. The segment EBITDA growth rate for the three months ended June 30, 2013 was positively impacted by decreased operating expenses by approximately 4 percentage points. Segment EBITDA increased in the six months ended June 30, 2013 versus the same period in 2012 from the revenue items noted above and decreased operating expenses driven by cost savings initiatives partially offset by costs related to the expansion of the merchant acquiring business as discussed above. The segment EBITDA growth rate for the six months ended June 30, 2013 versus the comparable period in 2012 benefited from cost savings initiatives by approximately 4 percentage points and was negatively impacted by approximately 6 and 2 percentage points, respectively, from the expansion of the merchant acquiring business and the impact of foreign currency exchange rate movements.

Capital Resources and Liquidity

FDC’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in the Company’s debt structure as well as the Company’s cash flow activities and the sources and uses of funding during the six months ended June 30, 2013 and 2012. Refer to Note 4 to the Company’s Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information regarding the Company’s debt structure.

During the six months ended June 30, 2013 and 2012, FDC completed various amendments and modifications to certain of its debt agreements and several debt offerings in an effort to extend its debt maturities.

Details regarding the Company’s debt structure are provided in Note 4 to the Company’s Consolidated Financial Statements in Item 1 of this Form 10-Q.   FDC intends to extend additional debt maturity dates as opportunities allow.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At June 30, 2013 and December 31, 2012, the Company held $363.2 million and $608.3 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by Integrated Payment Systems Inc. (“IPS”) and the Banc of America Merchant Services, LLC (“BAMS”) alliance, that are not available to fund operations outside of those businesses. At June 30, 2013 and December 31, 2012, the cash and cash equivalents held by IPS and the BAMS alliance totaled $113.7 million and $85.8 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at June 30, 2013 and December 31, 2012 totaling $189.7 million and $268.4 million, respectively. As of June 30, 2013, there was approximately $50 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. FDC plans to fund any cash needs throughout the remainder of 2013 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

Cash flows from operating activities.

	Six months ended June 30,
Source/(use) (in millions)	2013	2012
Net loss	$(443.6)	$(229.1)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	606.7	677.2
Charges related to other operating expenses and other income (expense)	22.9	52.8
Other non-cash and non-operating items, net	(18.6)	(58.0)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	267.7	95.6
Other assets, current and long-term	36.4	168.5
Accounts payable and other liabilities, current and long-term	(183.5)	(114.3)
Income tax accounts	21.4	(198.0)
Net cash provided by operating activities	$309.4	$394.7

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

FDC’s operating cash flow is significantly impacted by its level of debt. Approximately $914 million and $910 million in cash interest was paid during the six months ended June 30, 2013 and 2012, respectively. The slight increase in cash interest payments from 2012 is primarily due to changes in the timing of payments as well as an increase in interest rates resulting from FDC’s debt modifications during the last two years.  Substantially offsetting the increase is a decrease in interest payments due to the expiration of interest rate swaps in the third quarter of 2012 that were replaced with interest rate swaps with a lower fixed rate.

Cash flows from operating activities decreased for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to decreased operating income and timing of various payments. The decrease was partially offset by sources of cash related to lower prefunding of settlement arrangements.

FDC anticipates funding operations throughout the remainder of 2013 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash flows from investing activities.

	Six months ended June 30,
Source/(use) (in millions)	2013	2012
Current period acquisitions	$—	$(1.9)
Contributions to equity method investments	—	(7.9)
Payments related to other businesses previously acquired	0.2	(3.2)
Proceeds from dispositions, net of expenses paid and cash disposed	9.6	—
Proceeds from sale of property and equipment	3.8	7.4
Additions to property and equipment	(89.1)	(91.5)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(86.1)	(99.2)
Other investing activities	7.1	7.2
Net cash used in investing activities	$(154.5)	$(189.1)

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

Capital expenditures. Capital expenditures are anticipated to total approximately $400 to $450 million in 2013 and are expected to be funded by cash flows from operations and reinvestment of proceeds from asset sales. If, however, those sources are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility.

Cash flows from financing activities.

	Six months ended June 30,
Source/(use) (in millions)	2013	2012
Short-term borrowings, net	$(147.8)	$(34.3)
Accrued interest funded upon issuance of notes	(6.5)	—
Debt modification (payments) proceeds and related financing costs, net	(49.0)	7.1
Principal payments on long-term debt	(36.8)	(36.0)
Proceeds from sale-leaseback transactions	—	13.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(102.1)	(131.5)
Purchase of noncontrolling interest	(23.7)	(25.1)
Redemption of Parent’s redeemable common stock	(5.9)	(0.1)
Cash dividends	(17.5)	(4.0)
Net cash used in financing activities	$(389.3)	$(210.1)

Short-term borrowings, net. The cash activity related to short-term borrowings in both periods presented resulted primarily from net paydowns on FDC’s credit lines used principally to prefund settlement activity.

As of June 30, 2013, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,515.3 million of credit. Besides the letters of credit discussed below, FDC had no amount outstanding against this facility as of June 30, 2013 and December 31, 2012. Therefore, as of June 30, 2013, $1,468.8 million remained available under this facility, $499.1 million of which is due to expire on September 24, 2013 with the remainder due to expire on December 31, 2015 or September 24, 2016 subject to certain conditions. Excluding the letters of credit, the maximum amount outstanding against this facility during both the three and six months ended June 30, 2013 was approximately $304.0 million, while the average amount outstanding during the three and six months ended June 30, 2013 was approximately $54.8 million and $30.7 million, respectively.

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

Debt modification (payments) proceeds and related financing costs. FDC’s debt modifications and amendments noted above were accounted for as modifications resulting in only the net effect of the transactions, including payment of capitalized fees, being reflected as a source or use of cash excluding certain fees included in the Company’s results of operations.

Principal payments on long-term debt. Payments for capital leases totaled $36.8 million and $36.0 million for the six months ended June 30, 2013 and 2012, respectively.

As of August 12, 2013, FDC’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). The Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

Proceeds from sale-leaseback transactions. The Company may, from time to time, enter into sale-leaseback transactions as a means of financing previously or recently acquired fixed assets, primarily equipment.

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest. Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest primarily represent distributions of earnings.

Purchase of noncontrolling interest. In April 2012, the Company acquired the remaining approximately 30 percent noncontrolling interest in Omnipay, a provider of card and electronic payment processing services to merchant acquiring banks, for approximately 37.1 million euro, of which 19.0 million euro ($25.1 million) was paid in April 2012 and the remaining 18.1 million euro ($23.7 million) was paid in April 2013.

Cash dividends. The Company paid cash dividends to its parent company, First Data Holdings Inc., in the periods presented.

Letters, lines of credit and other.

	Total Available (a)		Total Outstanding
(in millions)	As of June 30, 2013	As of December 31, 2012	As of June 30, 2013	As of December 31, 2012
Letters of credit (b)	$500.0	$500.0	$46.5	$45.1
Lines of credit and other (c)	$225.6	$346.3	$29.6	$177.2

(a)                  Total available without giving effect to amounts outstanding.

(b)                  Up to $500 million of FDC’s senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding during both the three and six months ended June 30, 2013 was approximately $47 million. All letters of credit expire prior to May 9, 2014 with a one-year renewal option. FDC expects to renew most of the letters of credit prior to expiration.

(c)                   As of June 30, 2013, represents $196.2 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. FDC cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, FDC had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, FDC will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant non-cash transactions. During the six months ended June 30, 2013 and 2012, the Company entered into capital leases, net of trade-ins, totaling approximately $104 million and $34 million, respectively.

Guarantees and covenants. For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and covenants” and “Covenant compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. As of June 30, 2013, the Company was in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $12,271.3 million, Consolidated EBITDA of $2,944.3 million and a Ratio of 4.17 to 1.00 compared to the maximum ratio allowed by the covenant of 6.25 to 1.00.  On October 1, 2013, the maximum ratio allowed by the covenant will decrease to 6.00 to 1.00.

The calculation of Consolidated EBITDA under FDC’s senior secured term loan facility is as follows:

(in millions)	Last twelve months ended June 30, 2013
Net loss attributable to First Data Corporation	$(917.5)
Interest expense, net (1)	1,887.3
Income tax benefit	32.0
Depreciation and amortization (2)	1,260.4
EBITDA (14)	2,262.2
Stock based compensation (3)	35.4
Restructuring, net (4)	64.5
Derivative financial instruments (gains) and losses (5)	33.3
Official check and money order EBITDA (6)	(3.1)
Cost of alliance conversions and other technology initiatives (7)	85.5
KKR related items (8)	20.7
Debt issuance costs (9)	13.0
Projected near-term cost savings and revenue enhancements (10)	211.8
Net income attributable to noncontrolling interests and redeemable noncontrolling interest (11)	175.7
Equity entities taxes, depreciation and amortization (12)	13.6
Other (13)	31.7
Consolidated EBITDA (14)	$2,944.3

(1)                           Includes interest expense and interest income.

(2)                           Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $43.1 million and amortization related to equity method investments, which is netted within the “Equity earnings in affiliates” line of $82.4 million.

(3)                           Stock based compensation recognized as expense.

(4)                           Restructuring charges in connection with management’s alignment of the business with strategic objectives, employee reduction and certain employee relocation efforts in Germany and the departure of executive officers.

(5)                           Represents fair market value adjustments for cross-currency swaps and interest rate swaps that are not designated as accounting hedges.

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

(11)                    Net income attributable to noncontrolling interests and redeemable noncontrolling interest in restricted subsidiaries.

(12)                    Represents FDC’s proportional share of income taxes, depreciation and amortization on equity method investments.

(13)                    Includes items such as litigation and regulatory settlements, investments gains and losses, non-operating foreign currency gains and losses, impairments and other as applicable to the period presented.

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

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain non-cash items, non-recurring items that FDC does not expect to continue at the same level in the future and certain items management believes will impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis (see Note 10 above). Consolidated EBITDA is further adjusted to add net income attributable to noncontrolling interests and redeemable noncontrolling interest of certain non-wholly-owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing FDC’s senior unsecured debt and/or senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing FDC’s senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2013 and 2012, the Company did not engage in any off-balance sheet financing activities other than those discussed in the “Off-Balance Sheet Arrangements” discussion in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Contractual Obligations

During the six months ended June 30, 2013, there were no material changes outside the ordinary course of business in the Company’s contractual obligations and commercial commitments from those reported at December 31, 2012 in the Company’s Annual Report on Form 10-K.

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

On April 10, 2013, FDC’s senior secured term loan facility was amended to create a senior secured replacement term loan facility in an aggregate principal amount equal to the aggregate outstanding principal amount of term loans due in 2017.  As of April 10, 2013, all of the previously outstanding 2017 term loans were exchanged with loans under the new facility.

On April 15, 2013, FDC further amended its senior secured term loan facility to create a senior secured replacement term loan facility in an aggregate principal amount equal to the aggregate outstanding principal amount of the term loans due in 2018.  All of the previously outstanding 2018 term loans were exchanged for loans under the new facility.

On May 30, 2013, FDC issued $750 million aggregate principal amount of 11.75% senior unsecured subordinated notes due August 15, 2021. The proceeds of those notes, together with cash on hand, were used to redeem $520 million aggregate principal amount of its outstanding 11.25% senior unsecured subordinated notes due 2016, repurchase $230 million aggregate principal amount of its outstanding 11.25% senior unsecured subordinated notes due 2016 in a privately negotiated transaction with an existing holder of such notes, and to pay related fees and expenses.

The combined effect of these events did not materially impact the total amount of the Company’s outstanding obligations but decreased future interest payments and extended the maturity of $0.3 billion of obligations from 2014 to 2018, $1.6 billion of obligations from 2015 to 2021 and $0.8 billion of obligations from 2016 to 2021.

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

In January 2013, the Company’s cross-currency swap with an aggregate notional value of 69.6 million euro expired. In February 2013, the Company incurred $258 million in new term loans of which a portion of the cash proceeds were used to repay all of its outstanding euro-denominated term loan borrowings maturing in 2014 and to pay related fees and expenses. The combined effect of these transactions materially impacted the Company’s pretax income exposure to market risk from foreign currency. During the three months ended March 31, 2013, the Company entered into cross-currency swaps with aggregate notional values of 100.0 million Australian dollars and 200.0 million euro that were designated as hedges of net investments in foreign operations. Changes in the fair value of these net investment hedges are recorded as part of the cumulative translation adjustment in other comprehensive income (“OCI”).

Using June 30, 2013 balances, a 10% weakening in the value of the U.S. dollar relative to all the currencies in which the Company’s revenues and profits are denominated would result in an increase to pretax income of approximately $31 million. The increase results from an $83 million increase related to foreign exchange on intercompany loans and a $17 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the twelve months preceding June 30, 2013. This increase is partially offset by a $66 million decrease related to the remaining euro-denominated term loans held by the Company as well as a $3 million decrease related to two euro-denominated cross-currency swaps held by the Company.

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

ITEM 4.                         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2013. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013, due to the material weakness described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

ATM Fee Antitrust Litigation

In the ATM Fee Antitrust Litigation action that was previously reported in the Annual Report, on July 11, 2013 the plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court.

ITEM 1A.               RISK FACTORS

There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 except as discussed below.

As a voluntary filer, the information provided in the Company’s periodic reports is subject to limited regulatory oversight which may adversely impact its  ability to provide accurate and complete financial reports.  In addition, the Company could discontinue filing with the SEC at any time.

The Company is currently a voluntary filer and not subject to the periodic reporting requirements of the U.S. Securities and Exchange Commission (“SEC”).  While the Company is required to provide certain information, including financial information, about the Company to holders of its indebtedness pursuant to the agreements governing such indebtedness, it may discontinue filing periodic reports with the SEC at any time.  As a voluntary filer, the Company’s periodic reports will be subject to less oversight and regulatory scrutiny than those subject to the periodic reporting requirements of the SEC. In addition, even if the Company files a registration statement that is declared effective during the year and it becomes subject to the periodic reporting requirements of the SEC, any of its periodic reporting responsibilities will automatically terminate in the event that it has less than 300 shareholders after the year in which any registration statement that it files with the SEC becomes effective.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                         OTHER INFORMATION

None.

ITEM 6.                          EXHIBITS

Exhibit Number	Description

4.1

Indenture, dated as of May 30, 2013, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 30, 2013, and incorporated herein by reference).

4.2

Registration Rights Agreement, dated as of May 30, 2013, by and among the Company, the guarantors named therein and the several initial purchasers with respect to the Notes (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 30, 2013, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: August 12, 2013	By	/s/ RAY E. WINBORNE
Ray E. Winborne
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2013	By	/s/ BARRY D. COOPER
Barry D. Cooper
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.1

Indenture, dated as of May 30, 2013, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 30, 2013, and incorporated herein by reference).

4.2

Registration Rights Agreement, dated as of May 30, 2013, by and among the Company, the guarantors named therein and the several initial purchasers with respect to the Notes (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 30, 2013, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document