Form 10-K
period 2013-12-31
FIRST DATA CORP
filed 2014-03-10
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is privately held. There were 1,000 shares of the registrant’s common stock outstanding as of March 1, 2014.

PART I

ITEM 1.                           BUSINESS

General

First Data Corporation (“FDC” or “the Company”) is a provider of electronic commerce and payment solutions for merchants, financial institutions and card issuers globally and has operations in 35 countries, serving approximately 6.1 million merchant locations. FDC was incorporated in Delaware in 1989 and was the subject of an initial public offering in connection with a spin-off from American Express in 1992. On September 24, 2007, the Company was acquired through a merger transaction (the “merger”) with an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”). The merger resulted in the equity of FDC becoming privately held.

The Company has acquired multiple domestic and international businesses over the last five years with the most significant acquisition being the formation of the Banc of America Merchant Services, LLC (“BAMS”) alliance on June 26, 2009. The Company owns 51% of BAMS and Bank of America N.A. owns 49%.

Operating locations. The Company has domestic and international operations and regional or country offices where sales, customer service and/or administrative personnel are based. The international operations generate revenues from customers located and operating outside of the U.S. Revenues generated from processing transactions at locations within the U.S. (domestic) and outside of the U.S. (international), regardless of the segments to which the associated revenues applied, were 85% and 15% of FDC’s consolidated revenues for the year ended December 31, 2013, respectively. Long-lived assets attributable to domestic and international operations as percentages of FDC’s total long-lived assets as of December 31, 2013 were 87% and 13%, respectively. No individual foreign country is material to the Company’s total revenues or long-lived assets. Further financial information relating to the Company’s international and domestic revenues and long-lived assets is set forth in Note 15 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Retail and Alliance Services segment revenues from external customers, segment EBITDA and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA, and consolidated assets:

	Year ended December 31,
	2013	2012	2011
Segment revenues from external customers	53%	53%	51%
Segment EBITDA	67%	65%	63%
Assets (at December 31)	68%	68%	69%

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

Retail and Alliance Services provides merchant acquiring and processing services, prepaid services and check verification, guarantee and settlement services to merchants operating in approximately 3.9 million merchant locations across the U.S. and acquired $1.7 trillion of payment transaction dollar volume on behalf of U.S. merchants in 2013. Retail and Alliance Services provides full service merchant processing primarily on VISA and MasterCard transactions and PIN-debit at the point of sale.

Retail and Alliance Services approaches the market through diversified sales channels including equity alliances, revenue sharing alliances and referral arrangements with more than 400 financial institution partners, more than 1,500 non-bank referral partners, and approximately 600 independent sales organization partners, as of December 31, 2013. Growth in the Retail and Alliance Services business is derived from entering into new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment and the strength of FDC’s alliances and relationships with banks and other entities. The Company’s alliance structures take on different forms, including consolidated subsidiaries, equity method investments and revenue sharing arrangements. Under the alliance and referral programs, the alliance/referral partners typically act as a merchant referral source. The Company benefits by providing processing services for the alliance/referral partners and their merchant customers. Both the Company and the alliance may provide management, sales, marketing, and other administrative services. The alliance strategy could be affected by consolidation among financial institutions.

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

A transaction occurs when a cardholder purchases something from a merchant who has contracted with the Company, an alliance partner or a processing customer. When the merchant swipes the card through the POS terminal (which is often sold or leased, and serviced by the Company), the Company obtains authorization for the transaction from the card issuer through the card association, payment network or debit network, verifying that the cardholder has sufficient credit or adequate funds for the transaction. Once the card issuer approves the transaction, the Company or the alliance acquires the transaction from the merchant and then transmits it to the applicable debit network, payment network or card association, which then routes the transaction information to the card issuer. Upon receipt of the transaction, the card issuer delivers funds to the Company via the card association, payment network or debit network. Generally, the Company funds the merchant after receiving the money from the card association, payment network or debit network. Each participant in the transaction receives compensation for processing the transaction. For example, in a transaction using a VISA or MasterCard for $100.00 with an interchange rate of 1.5% (effective October 1, 2011, the cap on certain debit transactions changed to $.21 per transaction plus an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $.01 per transaction in debit interchange for fraud prevention costs), the card issuer will fund the association $98.50 and bill the cardholder $100.00 on its monthly statement. The card association will retain assessment fees of approximately $0.10 and forward $98.40 to the Company. The Company will retain, for example, $0.40 and pay the merchant $98.00. The $1.50 retained by the card issuer is referred to as interchange and it, like assessment fees, is set by the card association. The $0.40 is the merchant discount and is negotiated between the merchant and the merchant acquirer.

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

Retail and Alliance Services significant customers. The Retail and Alliance Services segment does not have any individually significant customers.

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

Financial Services segment revenues from external customers, segment EBITDA, and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA and consolidated assets:

	Year ended December 31,
	2013	2012	2011
Segment revenues from external customers	20%	20%	20%
Segment EBITDA	25%	25%	26%
Assets (at December 31)	12%	12%	12%

Description of Financial Services segment operations.  Financial Services provides issuer card and network solutions for credit, retail and debit card processing, debit network services (including the STAR network), output services to financial institutions and other organizations offering credit, debit and retail cards to consumers and businesses to manage customer accounts. Financial Services also provides PIN debit network services through the STAR Network which enables PIN-secured debit transaction acceptance at over approximately 2 million ATM and retail terminal locations in the U.S. as of December 31, 2013. Financial Services also offers payment management solutions for recurring bill payment and services to improve customer communications, billing, online banking and consumer bill payment.  A substantial portion of the information services as well as the check clearing services businesses had been divested as of December 31, 2012.  Revenue and profit growth in these businesses is derived from retaining and growing the core business and improving the overall cost structure. Growing the core business comes primarily from an increase in debit and credit card usage, growth from existing clients and sales to new clients and the related account conversions.

As of December 31, 2013, the Financial Services segment had more than 3,500 domestic client relationships.  The Company has relationships and many long-term customer contracts with card issuers providing credit and retail card processing, output services for printing and embossing items, debit card processing services and STAR Network services. These contracts generally require a notice period prior to the end of the contract if a client chooses not to renew. Additionally, some contracts may allow for early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are designed primarily to cover balance sheet exposure related to items such as capitalized conversion costs or signing bonuses associated with the contract and, in some cases, may cover a portion of lost future revenue and profit. Although these contracts may be terminated upon certain occurrences, the contracts provide the segment with a steady revenue stream since a vast majority of the contracts are honored through the contracted expiration date.

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

Other services.  Other services consist of the Company’s remittance processing and other services. The remittance processing business processes mail-in payments for third-party organizations. Revenues for remittance processing services are derived primarily on a per transaction basis and consist of fees for processing consumer payments. Other services consist primarily of online banking and bill payment services and voice services.

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

International segment revenues from external customers, segment EBITDA and assets represent the following percentages of total segment and All Other and Corporate revenues from external customers, total segment and All Other and Corporate EBITDA and consolidated assets:

	Year ended December 31,
	2013	2012	2011
Segment revenues from external customers	25%	25%	27%
Segment EBITDA	19%	20%	20%
Assets (at December 31)	15%	14%	13%

The merchant acquiring and card issuing services provided by the International segment are similar in nature to the services described above in the Retail and Alliance Services and Financial Services segments other than they include substantially all the services provided outside of the U.S. International has operations in 35 countries.  For a description of the International segment’s merchant acquiring and card issuing businesses refer to the Retail and Alliance Services and Financial Services segment descriptions provided above.

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

International geographic mix.  The following countries accounted for more than 10% of the segment’s revenues from external customers for the periods presented:

	Year ended December 31,
	2013	2012	2011
United Kingdom	17%	17%	18%
Australia	12%	15%	16%
Germany	12%	12%	13%

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

IPS primarily engages in money transmission services.  Historically, the principal IPS business was official check services. Until May 2010, IPS issued official checks, which were sold by agents that were financial institutions. Official checks served as an alternative to a bank’s own items such as cashiers or bank checks. The Company has exited the official check line of business, yet continues to support these outstanding payment instruments until they are presented for payment, or are escheated to local governments. The majority of the clients of this business deconverted during 2008 and there was no new official check and money order business beyond May 2010.  IPS will continue to use its licenses to offer payment services that fall under state and federal regulations.

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

All Other and Corporate significant customers.  During 2013, the Company had a significant relationship with one client whose revenues represented approximately 50% of All Other and Corporate revenue for the year ended December 31, 2013.

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

Employees and Labor

At December 31, 2013, the Company employed approximately 23,000 employees, approximately 97% of which were full-time employees. The majority of the employees of the Company’s subsidiaries outside of the U.S. are subject to the terms of individual employment agreements. One of the Company’s wholly owned subsidiaries has approximately 1,600 employees in the United Kingdom, a portion of whom are members of the Unite trade union. Employees of the Company’s subsidiaries in Vienna, Austria; Frankfurt, Germany; and Nürnberg, Germany are also represented by local works councils.  The Vienna workforce and a portion of the Frankfurt workforce is also covered by a union contract. Certain employees of the Company’s Korean subsidiary are represented by a Labor-Management council. Employees in certain other countries are also covered by the terms of industry-specific national collective agreements. None of the Company’s employees are otherwise represented by any labor organization in the U.S. The Company believes that its relations with its employees and the labor organizations identified above are in good standing.

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

Dodd-Frank Act. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law in the United States. The Dodd-Frank Act has resulted in significant structural and other changes to the regulation of the financial services industry. Among other things, Title X of the Dodd-Frank Act establishes a new, independent regulatory agency known as the Consumer Financial Protection Bureau to regulate consumer financial products and services (including many offered by the Company’s customers). Separately, under Section 1075 of the Dodd-Frank Act, debit interchange transaction fees that a card issuer receives and that are established by a payment card network for an electronic debit transaction are now regulated by the Federal Reserve Board and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Effective October 1, 2011, the Federal Reserve Board capped debit interchange rates for card issuers operating in the U.S. with assets of $10 billion or more at the sum of $.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $.01 per transaction in debit interchange for fraud prevention costs. In addition, the new regulations contain non-exclusivity provisions which ban debit payment card networks from prohibiting an issuer from contracting with any other payment card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction.  Beginning April 1, 2012, all debit card issuers in the U.S. were required to participate in at least two unaffiliated debit payment card networks.  On April 1, 2013, the ban on network exclusivity arrangements became effective for prepaid card and healthcare debit card issuers, with some leeway for prepaid cards issued before that date.  However, upon a challenge to the amount of the interchange fee and the non-exclusivity rules by retailers, a federal district court ruled that the interchange fee and the non-exclusivity provisions established by the Federal Reserve Board are invalid as they are inconsistent with the statutory language in the Dodd-Frank Act and has ordered the Federal Reserve Board to issue new rules.  The action is currently on appeal in a federal appeals court, and at this time it is unclear whether the current interchange fee cap and non-exclusivity rules issued by the Federal Reserve Board will remain in effect.

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

FDR Limited (“FDRL”) in the United Kingdom is authorized and regulated by the Financial Conduct Authority (“FCA”). The FCA is the single regulatory authority for the full range of financial services in the United Kingdom, including banking, investment, mortgage and insurance mediation services. FDRL is authorized by the FCA to carry on an insurance mediation business for the purpose of arranging insurance to its issuer customers’ cardholders. As an FCA regulated firm, FDRL is required to meet certain prudential and conduct of business requirements.

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

First Data Trust Company, LLC (“FDTC”), engages in trust activities previously conducted by the trust department of a former banking subsidiary of the Company. FDTC is subject to regulation, examination and oversight by the Division of Banking of the Colorado Department of Regulatory Agencies. These financial institution subsidiaries are also subject to various national and local banking and consumer protection laws and regulations that apply to the activities they conduct. Since FDTC is not a “bank” under the Bank Holding Company Act of 1956, as amended (“BHCA”), the Company’s affiliation with FDTC does not cause it to be regulated as a bank holding company or financial holding company under the BHCA.

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

Privacy and information security regulations. Each of the Company’s segments provides services that may be subject to various state, federal, and foreign privacy laws and regulations. Relevant federal privacy laws include the Gramm-Leach-Bliley Act, which applies directly to a broad range of financial institutions and indirectly (or in some instances directly) to companies that provide services to financial institutions. Relevant foreign privacy laws include Directive 95/46/EC as implemented in each member state of the European Union (however member states have their own privacy laws which in some cases may be more restrictive than the Directive and impose additional duties on companies regarding registration/notification requirements and handling/transfer of personal data); the Australian Privacy Act; and the Personal Information Protection and Electronic Documents Act in Canada. These laws and their implementing regulations restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Certain federal and state laws impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers, the media, and consumer reporting agencies, as well as businesses and governmental agencies that own the information, of security breaches affecting personal information.  In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers.

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

Indirect Regulatory Requirements.  A number of the Company’s clients are financial institutions that are directly subject to various regulations and compliance obligations issued by the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency and other agencies responsible for regulating financial institutions.  While these regulatory requirements and compliance obligations do not apply directly to the Company, many of these requirements materially affect the services the Company provides to its clients and the Company overall.  To remain competitive, the Company expends significant resources to assist its clients in meeting their various compliance obligations, including the cost of updating the Company’s systems and services as necessary to allow the Company’s clients to comply with applicable laws and regulations, and the cost of dedicating sufficient resources to assist the Company’s clients in meeting their new and enhanced oversight and audit requirements established by the Consumer Protection Financial Bureau, the Office of the Comptroller of the Currency and others.  The Company expects to expend significant resources on an ongoing basis in an effort to assist its clients in meeting their legal requirements.

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

The Company is highly leveraged. As of December 31, 2013, the Company had $22.7 billion of total debt. The Company’s high degree of leverage could have important consequences, including:

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

•                  making it more difficult for the Company to obtain network sponsorship and clearing services from financial institutions or to obtain or retain other business with financial institutions;

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

The Company’s senior secured revolving credit facility has $1,016.2 million in commitments that mature in September 2016. The Company may not be able to refinance its senior secured credit facilities or its other existing indebtedness because of the Company’s high levels of debt, debt incurrence restrictions under the Company’s debt agreements or because of adverse conditions in credit markets generally.

Despite the Company’s high indebtedness level, the Company and its subsidiaries still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with the Company’s substantial indebtedness.

The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. Although the credit agreement governing the Company’s senior secured credit facilities and the indentures governing the existing senior secured notes, existing senior unsecured notes, existing senior subordinated notes and the senior PIK notes of First Data Holdings Inc. (“Holdings”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to the Company’s and its subsidiaries’ existing debt levels, the related risks that the Company will face would increase.

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

As of December 31, 2013, the Company had $8.3 billion aggregate principal amount of variable rate long-term indebtedness, of which interest rate swaps fix the interest rate on $5 billion in notional amount. The Company also had a $750 million fixed to floating swap to preserve the ratio of fixed and floating rate debt that the Company had prior to the April 2011 debt modification and amendment. As a result, as of December 31, 2013, the impact of a 100 basis point increase in interest rates would increase the

Company’s annual interest expense by approximately $1 million. See the discussion of the Company’s interest rate swap transactions in Note 6 to the Company’s Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

The Company and its customers are subject to laws and regulations that affect the electronic payments industry in the many countries in which the Company’s services are used. In particular, the Company’s customers are subject to numerous laws and regulations applicable to banks, financial institutions and card issuers in the United States and abroad, and, consequently, the Company is at times affected by these federal, state and local laws and regulations. The U.S. Congress and governmental agencies have increased their scrutiny of a number of credit card practices, from which some of the Company’s customers derive significant revenue. Regulation of the payments industry, including regulations applicable to the Company and its customers, has increased significantly in recent years. Failure to comply with laws and regulations applicable to the Company’s business may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of consent orders or civil and criminal penalties, including fines which could have an adverse effect on the Company’s results of operation and financial condition. The Company is subject to U.S. and international financial services regulations, a myriad of consumer protection laws, economic sanctions, laws and regulations and anti-corruption laws, escheat regulations and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on the Company. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which was signed into law in July 2010, significantly changes the U.S. financial regulatory system, including creating a new independent agency funded by the Federal Reserve Board, the Consumer Financial Protection Bureau (“CFPB”), to regulate consumer financial products and services (including many offered by the Company’s customers), restricting debit card fees paid by merchants to issuer banks and allowing merchants to offer discounts for different payment methods. On June 29, 2011, the Federal Reserve Board (the “FRB”) announced final rules governing debit card interchange fees, and routing and exclusivity restrictions as well as a proposed rule governing the fraud prevention adjustment in response to the Dodd Frank Act. On July 31, 2013, the United States District Court for the District of Columbia instructed the FRB to vacate the interchange fee and network exclusivity restrictions and develop new rules in compliance with the Dodd Frank Act. The FRB has appealed that decision, the district court has stayed its ruling pending appeal, and the rules remain in effect pending appeal. Within the Retail and Alliance Services segment the Company experienced some transitory benefit under the original rules due mostly to lower debit interchange rates, however, the overall impact of the Dodd-Frank Act on the Company is difficult to estimate until the interchange fee and network exclusivity restrictions are settled through the federal appeals process and the market and regulators have time to react and adjust to any potential new regulations that could be required as an outcome of the judicial process. Separately, additional regulations have been proposed and developed by the newly created CFPB, with respect to consumer financial products and services that impact the Company or its customers. Pursuant to final rules published by the CFPB in the areas of check verification and consumer debt collection, two of the Company’s subsidiaries, TeleCheck Services Inc. and TRS Recovery Services, Inc., are subject to CFPB oversight, supervision and examination. As a result of the Dodd Frank Act, the CFPB was given jurisdictional authority to regulate, supervise, and examine consumer prepaid products and services. The Company has a business focused on the development and delivery of prepaid solutions for customers, but it is unclear how or whether the CFPB will develop a regulatory regime that impacts these solutions. Each of the proposed or potential regulations may adversely affect the Company’s business or operations, directly or indirectly (if, for example, the Company’s customers’ business and operations are adversely affected). In addition, an inadvertent failure by the Company to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage the Company’s reputation or brands. Furthermore, the Company is subject to tax laws in each jurisdiction where it does business. Changes in tax laws or their interpretations could decrease the value of revenues the Company receives, the value of tax loss carryforwards and tax credits recorded on the Company’s balance sheet and the amount of the Company’s cash flow and have a material adverse impact on the Company’s business.

The Company is subject to the credit risk that its merchants will be unable to satisfy obligations for which the Company may also be liable.

The Company is subject to the credit risk of its merchants being unable to satisfy obligations for which the Company also may be liable. For example, the Company and its merchant acquiring alliances are contingently liable for transactions originally acquired by the Company that are disputed by the cardholder and charged back to the merchants. If the Company or the alliance is unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, the Company or the alliance will bear the loss for the amount of the refund paid to the cardholder. The Company has an active program to manage its credit risk and often mitigates its risk by obtaining collateral. Notwithstanding the Company’s program for managing its credit risk, it is possible that a default on such obligations by one or more of the Company’s merchants could have a material adverse effect on the Company’s business.

The Company’s debt agreements contain restrictions that will limit the Company’s flexibility in operating its business.

The indentures governing the Company’s senior secured notes, senior unsecured notes, senior subordinated notes, the senior PIK notes of Holdings and the credit agreement governing the senior secured credit facilities contain various covenants that limit the Company’s ability to engage in specified types of transactions. These covenants limit the Company’s and its restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the revolving credit facilities, permit the lenders to cease making loans to the Company. Upon the occurrence of an event of default under the Company’s senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the Company’s senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under the Company’s other indebtedness. If the Company was unable to repay those amounts, the lenders under the Company’s senior secured credit facilities could proceed against the collateral securing those facilities. The Company has pledged a significant portion of the Company’s assets as collateral under the Company’s senior secured credit facilities. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Company’s senior secured credit facilities and senior secured notes, second lien notes, senior unsecured notes and senior subordinated notes.

Acquisitions and integrating such acquisitions create certain risks and may affect the Company’s operating results.

The Company has been an active business acquirer and may continue to be active in the future. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration (managing the complex process of integrating the acquired company’s people, products, technology and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition).

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

In order to provide the Company’s transaction processing services, several of the Company’s subsidiaries are registered with Visa and MasterCard and other networks as members or service providers for member institutions. As such, the Company and many of its customers are subject to card association and network rules that could subject the Company or its customers to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by the Company, acquirer customers, processing customers and merchants. Visa, MasterCard and other networks, some of which are the Company’s competitors, set the standards with respect to which the Company must comply. The termination of the Company’s member registration or the Company’s status as a certified service provider, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit the Company’s ability to provide transaction processing services to or through the Company’s customers, could have an adverse effect on the Company’s business, results of operations and financial condition.

The Company’s business may be adversely affected by risks associated with foreign operations.

The Company is subject to risks related to the changes in currency rates as a result of its investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. From time to time, the Company utilizes foreign currency forward contracts or other derivative instruments to mitigate the cash flow or market value risks associated with foreign currency denominated transactions. However, these hedge contracts may not eliminate all of the risks related to foreign currency translation. Furthermore, the Company may become subject to exchange control regulations that restrict or prohibit the conversion of its other revenue currencies into U.S. dollars.  The occurrence of any of these factors could decrease the value of revenues and earnings the Company derives from its international operations and have a material adverse impact on the Company’s business.

For example, in January 2014, the Argentinian peso experienced a large devaluation, which will adversely affect the Company’s business and results of operations for 2014. Going forward, additional devaluations could have further adverse impacts on the Company’s business and results of operations in Argentina.

Failure to protect the Company’s intellectual property rights and defend itself from potential patent infringement claims may diminish the Company’s competitive advantages or restrict it from delivering the Company’s services.

The Company’s trademarks, patents and other intellectual property are important to its future success. The FIRST DATA trademark and trade name and the STAR trademark and trade name are intellectual property rights which are individually material to the Company. These trademarks and trade names are widely recognized and associated with quality and reliable service. Loss of the proprietary use of the FIRST DATA or STAR trademarks and trade names or a diminution in the perceived quality associated with them could harm the growth of the Company’s businesses. The Company also relies on proprietary technology. It is possible that others will independently develop the same or similar technology. Assurance of protecting its trade secrets, know-how or other proprietary information cannot be guaranteed. The Company’s patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide the Company with any meaningful protection or advantage. If the Company was unable to maintain the proprietary nature of its technologies, the Company could lose competitive advantages and be materially adversely affected. The laws of certain foreign countries in which the Company does business or contemplates doing business in the future do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in judicial or administrative proceedings could prevent the Company from selling the Company’s services or prevent the Company from preventing others from selling competing services, and thereby may have a material adverse effect on the business and results of operations. Additionally, claims have been made, are currently pending, and other claims may be made in the future, with regard to the Company’s technology allegedly infringing on a patent or other intellectual property rights. Unfavorable resolution of these claims could either result in the Company being restricted from delivering the related product or service or result in a settlement that could be materially adverse to the Company.

The Company is the subject of various legal proceedings which could have a material adverse effect on the Company’s revenue and profitability.

The Company is involved in various litigation matters. The Company is also involved in or is the subject of governmental or regulatory agency inquiries or investigations and makes voluntary self disclosures to government or regulatory agencies from time to time. If the Company is unsuccessful in its defense in the litigation matters, or any other legal proceeding, it may be forced to pay damages or fines, enter into consent decrees and/or change its business practices, any of which could have a material adverse effect on the Company’s revenue and profitability.

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

The periodic reporting requirements of the SEC will automatically terminate after the end of the year if the Company continues to have less than 300 shareholders. The Company may continue filing with the SEC as a voluntary filer but the information provided in the Company’s periodic reports will be subject to limited regulatory oversight which may adversely impact the Company’s ability to provide accurate and complete financial reports. In addition, the Company could discontinue filing with the SEC.

The Company’s periodic reporting responsibilities with the SEC will automatically terminate in the event that it has less than 300 shareholders after the end of any year.  The Company currently has 1 shareholder.  Even if the Company would later file a registration statement that is declared effective during a year and it once again becomes subject to the periodic reporting requirements of the SEC, any of the Company’s periodic reporting responsibilities will automatically terminate in the event that it has less than 300 shareholders after the year in which any registration statement that the Company files with the SEC becomes effective. The Company will still be required to provide certain information, including financial information, about it to holders of the Company’s indebtedness pursuant to the agreements governing such indebtedness but could discontinue filing periodic reports with the SEC or continue as a voluntary filer with the SEC. If the Company discontinued filing with the SEC or continued as a voluntary filer, the Company’s periodic reports will be subject to less oversight and regulatory scrutiny than those subject to the periodic reporting requirements of the SEC which may adversely impact the Company’s ability to provide accurate and complete financial reports.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                           PROPERTIES

As of December 31, 2013, the Company and its subsidiaries owned or leased approximately 58 domestic properties and approximately 91 international properties. These facilities are used for operational, sales and administrative purposes, and are substantially all currently being utilized.

	Leased Facilities		Owned Facilities
	No.	Sq. Ft.	No.	Sq. Ft.
Facilities in the United States
Retail and Alliance Services	20	815,105	9	1,033,310
Financial Services	14	544,221	7	1,261,987
All Other and Corporate	4	554,724	4	322,664

International Facilities	81	931,313	10	375,217

Retail and Alliance Services’ principal operations are conducted in Melville, New York; Hagerstown, Maryland; Marietta, Georgia; Coral Springs, Florida; and Houston, Texas. The principal operations for Financial Services are located in Omaha, Nebraska; Wilmington, Delaware; Chesapeake, Virginia, and Maitland, Florida. The principal operations for International are located in Basildon, United Kingdom; Frankfurt, Germany; Athens (Kryoneri), Greece; Sydney, Australia; and Buenos Aires, Argentina. The Company’s All Other and Corporate facilities include the Company’s corporate offices in Atlanta, Georgia and Greenwood Village, Colorado.

The Company believes that its facilities are suitable and adequate for its current business; however, the Company periodically reviews its space requirements and may acquire new space to meet the needs of its businesses or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.                           LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company except the matter reported below.

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

On August 3, 2007, Concord filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims. On March 24, 2008, the Court entered an order granting the defendants’ motions for partial summary judgment. On February 2, 2009, the plaintiffs filed a Second Amended Complaint and on April 6, 2009, the defendants filed a Motion to Dismiss the Second Amended Complaint. On September 4, 2009, the Court entered an order dismissing the Second Amended Complaint and, on October 16, 2009, the plaintiffs filed a Third Amended Complaint. The defendants filed a motion to dismiss the Third Amended Complaint on November 13, 2009. On June 21, 2010, the Court partially dismissed plaintiffs’ Third Amended Complaint and ordered the parties to brief a summary judgment on an alternative claim by plaintiffs. On September 16, 2010, the Court entered an order granting defendants’ motion for summary judgment, dismissing all of the claims against the defendants except for the claims for equitable relief. The Court granted judgment in favor of the defendants, dismissing the case on September 17, 2010. On October 14, 2010, the plaintiffs appealed the summary judgment.  On July 12, 2012, the United States Court of Appeals for the Ninth Circuit affirmed the Northern District Court of California’s dismissal of all the claims against the defendants.  On July 26, 2012, the plaintiffs petitioned the Ninth Circuit for rehearing en banc and on March 13, 2013, the United States Court of Appeals for the Ninth Circuit issued an order denying the plaintiffs’ petition for rehearing. On July 11, 2013 the plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court and on October 7, 2013, the United States Supreme Court denied the plaintiffs’ petition for a writ of certiorari.

ITEM 4.                           MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s common stock. The Company had one record holder of common stock on March 1, 2014, and no equity securities of the Company are authorized for issuance under any equity compensation plan.

In 2013, the Company paid three dividends totaling $28 million. In 2012, the Company paid four dividends totaling $6.7 million. The senior secured revolving credit facility, senior secured term loan facility, and the indentures governing the senior secured notes, senior unsecured notes, and senior subordinated notes limit the Company’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity” included in Item 7 and Note 12 to the accompanying financial statements included in Item 8 of this Form 10-K.

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

Amounts below include acquisitions since the date acquired.

	Year ended December 31,
(in millions)	2013	2012	2011	2010	2009
Statement of operations data:
Revenues	$10,808.9	$10,680.3	$10,713.6	$10,380.4	$9,313.8
Operating expenses (a)	$9,630.3	$9,578.3	$9,728.2	$9,782.2	$8,869.3
Other operating expenses (b)	$56.0	$28.2	$43.9	$81.5	$289.7
Interest expense	$(1,880.7)	$(1,897.8)	$(1,833.1)	$(1,796.6)	$(1,796.4)
Net loss	$(692.1)	$(527.3)	$(336.1)	$(846.9)	$(1,014.6)
Net loss attributable to First Data Corporation	$(869.1)	$(700.9)	$(516.1)	$(1,021.8)	$(1,086.4)
Depreciation and amortization (c)	$1,211.9	$1,330.9	$1,344.2	$1,526.0	$1,553.8

Balance sheet data (at year-end):
Total assets	$35,239.8	$37,899.0	$40,276.3	$37,544.1	$39,735.4
Total current and long-term settlement assets	$7,557.0	$9,228.1	$10,839.3	$7,059.1	$7,351.0
Total liabilities	$33,477.9	$35,205.2	$36,800.9	$33,456.1	$34,408.4
Settlement obligations	$7,553.4	$9,226.3	$10,837.8	$7,058.9	$7,394.7
Long-term borrowings	$22,556.8	$22,528.9	$22,521.7	$22,438.8	$22,304.9
Other long-term liabilities (d)	$1,303.1	$1,331.4	$1,459.0	$2,153.3	$2,648.3
Redeemable noncontrolling interest	$69.1	$67.4	$67.4	$28.1	$226.9
Total equity	$1,692.8	$2,626.4	$3,408.0	$4,059.9	$5,100.1

(a)                  Operating expenses include Cost of services; Cost of products sold; Selling, general and administrative; Reimbursable debit network fees, postage and other; and Depreciation and amortization.

(b)                  Other operating expenses include Restructuring, net; Impairments; Litigation and regulatory settlements; and Other as applicable to the periods presented.

(c)                   Includes amortization of initial payments for new contracts, which is recorded as a contra-revenue within “Transaction and processing service fees” and amortization related to equity method investments, which is netted within “Equity earnings in affiliates” in the Consolidated Statements of Operations.

(d)                Other long-term liabilities include Long-term deferred tax liabilities.

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

Regulatory reform. On June 29, 2011, the Federal Reserve Board announced the final rules governing debit card interchange fees and routing and exclusivity restrictions as well as a proposed rule governing the fraud prevention adjustment in response to Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Effective October 1, 2011, the Federal Reserve Board capped debit interchange rates for card issuers operating in the U.S. with assets of $10 billion or more at the sum of $0.21 per transaction with an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. In addition, the new regulations contain non-exclusivity provisions which ban debit payment card networks from prohibiting an issuer from contracting with any other payment card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction. Beginning April 1, 2012, all debit card issuers in the U.S. were required to participate in at least two unaffiliated debit payment card networks.  On April 1, 2013, the ban on network exclusivity arrangements became effective for prepaid card and healthcare debit card issuers, with some leeway for prepaid cards issued before that date. However, upon a challenge to the amount of the interchange fee and the non-exclusivity rules by retailers, a federal district court ruled that the interchange fee and the non-exclusivity provisions established by the Federal Reserve Board are invalid and inconsistent with the statutory language in the Dodd-Frank Act and has ordered the Federal Reserve Board to issue new rules. The action is currently on appeal in a federal appeals court, and at this time it is unclear whether the current interchange fee cap and non-exclusivity rules issued by the Federal Reserve Board will remain in effect.

The Company’s consolidated and segment results benefited in 2012 compared to 2011from the impact of the Dodd-Frank Act as discussed in the “Consolidated results” and “Segment results” sections below.  Within the Retail and Alliance Services segment, the Company experienced benefit due mostly to lower debit interchange rates as discussed in the Retail and Alliance Services segment results section below.  Within the Financial Services segment, the implementation of the Dodd-Frank Act resulted in a net increase in debit issuer transactions in 2012 compared to 2011 with minimal impact to revenue as discussed in the Financial Services segment results section below.

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

Transaction and processing service fees. Transaction and processing service fee revenue is comprised of fees related to merchant acquiring; check processing; credit, retail and debit card processing; output and remittance processing; and payment management services. Revenues are based on a per transaction fee, a percentage of dollar volume processed, accounts on file or some combination thereof. These revenues represent approximately 60% of FDC’s 2013 revenue and are most reflective of the Company’s core business performance. “Merchant related services” revenue is comprised primarily of fees charged to merchants and processing fees charged to alliances accounted for under the equity method.  For segment reporting purposes, the proportionate consolidation presentation results in revenue including the alliance partners’ share of processing fees charged to both consolidated and unconsolidated alliances. Merchant discount revenue from credit card and signature debit card transactions acquired from merchants is recorded net of interchange and assessments charged by the credit card associations. “Check services” revenues include check verification, settlement and guarantee fees which are charged on a per transaction basis or as a percentage of the face value of the check. “Card services” revenue related to credit and retail card processing is comprised primarily of fees charged to the client based on cardholder accounts on file, both active and inactive. “Card services” revenue for output services consists of fees for printing statements and letters and embossing plastics. Debit processing and network service fees included in “Card services” revenues are typically based on transaction volumes processed. “Other services” revenue includes all other types of transactional revenue not specifically related to the classifications noted above.

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

Results of Operations

The following discussion for both consolidated results and segment results are for the year ended December 31, 2013 compared to the year ended December 31, 2012 as well as for the year ended December 31, 2012 compared to the year ended December 31, 2011. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

Consolidated results.

	Year ended December 31,			Percent Change
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues:
Transaction and processing service fees	$6,464.3	$6,452.1	$6,330.0	0%	2%
Product sales and other	837.2	866.7	852.1	(3)%	2%
Reimbursable debit network fees, postage and other	3,507.4	3,361.5	3,531.5	4%	(5)%
	10,808.9	10,680.3	10,713.6	1%	0%
Expenses:
Cost of services (exclusive of items shown below)	2,808.8	2,863.5	2,888.4	(2)%	(1)%
Cost of products sold	334.0	336.3	369.6	(1)%	(9)%
Selling, general and administrative	1,888.8	1,825.4	1,693.7	3%	8%
Reimbursable debit network fees, postage and other	3,507.4	3,361.5	3,531.5	4%	(5)%
Depreciation and amortization	1,091.3	1,191.6	1,245.0	(8)%	(4)%
Other operating expenses, net (a)	56.0	28.2	43.9	*	*
	9,686.3	9,606.5	9,772.1	1%	(2)%
Operating profit	1,122.6	1,073.8	941.5	5%	14%
Interest income	11.1	8.8	7.9	26%	11%
Interest expense	(1,880.7)	(1,897.8)	(1,833.1)	(1)%	4%
Other income (expense) (b)	(46.9)	(94.3)	124.1	*	*
	(1,916.5)	(1,983.3)	(1,701.1)	(3)%	17%
Loss before income taxes and equity earnings in affiliates	(793.9)	(909.5)	(759.6)	(13)%	20%

Income tax expense (benefit)	86.5	(224.0)	(270.1)	*	(17)%
Equity earnings in affiliates	188.3	158.2	153.4	19%	3%
Net loss	(692.1)	(527.3)	(336.1)	31%	57%
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	177.0	173.6	180.0	2%	(4)%
Net loss attributable to First Data Corporation	$(869.1)	$(700.9)	$(516.1)	24%	36%

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

Operating revenues overview.

Transaction and processing service fees. Revenue remained flat in 2013 compared to 2012 as increases in merchant related services revenue were offset by decreases in card services and check services.  The net increases in merchant related services revenue resulted from increases in both domestic and international merchant transactions and dollar volumes in addition to new sales, pricing increases and network routing incentives.  These increases were offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes, the effects of shifts in pricing mix, merchant attrition and price compression.  The decreases in card services revenue resulted primarily from net lost business both domestically and internationally.  The Company experienced decreases in check processing revenue primarily as a result of lower overall check volumes and merchant attrition.

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

Product sales and other. Revenue decreased in 2013 compared to 2012 due to a decline in domestic terminal sales, including lower bulk sales, a decrease in international software license sales and foreign currency exchange rates partially offset by growth in professional services revenue resulting from new projects.  Foreign currency exchange rate movements adversely impacted the product sales and other growth rate in 2013 compared to 2012 by approximately 2 percentage points.

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

Reimbursable debit network fees, postage and other. Revenue and expense increased in 2013 compared to 2012 due to transaction and volume growth related to debit network fees partially offset by rate decreases.

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

Operating expenses overview.

Cost of services. Expenses decreased in 2013 compared to 2012 due most significantly to decreases in expenses resulting mostly from cost reduction initiatives offset by increases in product development costs.

Expenses decreased slightly in 2012 compared to 2011 due most significantly to cost efficiencies as a result of the shift in processing from the alliance partner to the Company related to the BAMS alliance beginning in October 2011 and the impact of foreign currency exchange rate movements. In addition, the expense growth rate in 2012 benefited from the 2011 correction of cumulative errors in the amortization of initial payments for new contracts related to purchase accounting associated with the Company’s 2007 merger with an affiliate of Kohlberg Kravis and Roberts & Co. (“KKR”) which totaled a $10.2 million expense in “cost of services” in 2011. Partially offsetting these decreases were increases in outside professional services expenses. Foreign currency exchange rate movements benefited the “Cost of services” expense growth rate in 2012 compared to 2011 by 1 percentage point.

Cost of products sold.  Expenses decreased in 2013 compared to 2012 due most significantly to lower domestic terminal sales partially offset by a settlement of a dispute with a vendor during 2012 resulting in a reduction of cost of products sold in the prior year.

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

Selling, general and administrative. Expenses increased in 2013 compared to 2012 due most significantly to increases in stock compensation related to executive management and net increases in various expense items that were not individually significant.

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

Depreciation and amortization. Expenses decreased in 2013 compared to 2012 due to a decrease in the amortization of certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in the prior period and certain other assets that have become fully amortized partially offset by amortization of new assets.

Expenses decreased in 2012 compared to 2011 due to decreases in amortization of certain intangible assets that are being amortized on an accelerated basis resulting in higher amortization in the prior periods, certain other intangible assets that have been fully amortized and decreases resulting from foreign currency exchange rate movements.  These decreases were partially offset by an increase driven by the benefit recorded in 2011 related to the correction of cumulative depreciation and amortization errors related to purchase accounting associated with the Company’s 2007 merger with an affiliate of KKR which totaled a $57.7 million benefit in “Depreciation and amortization.”  The error corrections adversely impacted the depreciation and amortization growth rate in 2012 versus 2011 by 5 percentage points.

Other operating expenses, net.

2013 Activities

		Pretax Benefit (Charge)
Year ended December 31, 2013 (in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	880	$(17.9)	$(8.7)	$(1.7)	$(25.3)	$(53.6)
Restructuring accrual reversals		2.2	0.5	1.6	1.3	5.6
Total pretax charge, net of reversals		$(15.7)	$(8.2)	$(0.1)	$(24.0)	$(48.0)

The Company recorded restructuring charges during 2013 in connection with management’s alignment of the business with strategic objectives and cost savings initiatives as well as refinements of estimates.  During 2013, the Company also recorded restructuring charges in connection with the departure of executive officers.  The Company expects to record additional charges in 2014 associated with similar events as well as certain relocation efforts in the U.S.

The Company estimates cost savings resulting from restructuring activities recorded during 2013 of approximately $53 million on an annual basis.

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2012 and 2013 (in millions):

	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2012	$16.7	$0.9
Expense provision	28.2	—
Cash payments and other	(26.8)	(0.8)
Changes in estimates	(5.0)	(0.1)
Remaining accrual as of December 31, 2012	13.1	—
Expense provision	53.6	—
Cash payments and other	(40.0)	—
Changes in estimates	(5.6)	—
Remaining accrual as of December 31, 2013	$21.1	$—

2012 Activities

		Pretax Benefit (Charge)
Year ended December 31, 2012 (in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	650	$(7.5)	$—	$(18.5)	$(2.2)	$(28.2)
Restructuring accrual reversals		1.0	—	2.8	1.3	5.1
Impairments		—	(5.1)	—	—	(5.1)
Total pretax charge, net of reversals		$(6.5)	$(5.1)	$(15.7)	$(0.9)	$(28.2)

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

2011 Activities

		Pretax Benefit (Charge)
Year ended December 31, 2011 (in millions)	Approximate Number of Employees	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Restructuring charges	750	$(2.8)	$(10.5)	$(34.2)	$(3.8)	$(51.3)
Restructuring accrual reversals		1.1	—	2.5	1.3	4.9
Litigation and regulatory settlements		—	—	—	2.5	2.5
Total pretax charge, net of reversals		$(1.7)	$(10.5)	$(31.7)	$—	$(43.9)

The 2011 restructurings resulted from the elimination of management and other positions as part of the Company aligning the business with strategic objectives. Partially offsetting the charges were reversals of excess 2009 and 2010 restructuring accruals as well as reversals resulting from the refinement of 2011 estimates.

Interest expense. Interest expense decreased slightly in 2013 compared to 2012 due to the de-designation of cash flow hedges, which resulted in the reclassification of accumulated losses from other comprehensive income (“OCI”) into interest expense during 2012.  The amount reclassified in 2012 was $114.9 million. This was partially offset by increased interest expense related to higher interest rates resulting from debt modifications and amendments. As of December 31, 2013, there were no amounts carried in OCI related to interest rate swaps.

Interest expense increased in 2012 compared to 2011 due to higher average interest rates resulting primarily from the March 2012, August 2012 and April 2011 debt modifications and amendments partially offset by a decrease due to the expiration of certain interest rate swaps which were replaced by swaps with lower fixed interest rates.

The Company utilizes interest rate swaps to hedge its interest payments on a portion of its variable rate debt from fluctuations in interest rates. While these swaps are not designated as hedges for accounting purposes, they continue to be effective economically in eliminating variability in interest rate payments. Additionally, the Company utilizes a fixed to floating interest rate swap, which does not qualify for hedge accounting, to maintain a desired ratio of fixed rate and floating rate debt. The fair value adjustments for interest rate swaps that do not qualify for hedge accounting as well as interest rate swap ineffectiveness are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations and totaled charges of $22.7 million, charges of $89.9 million and benefits of $55.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other income (expense).

	Year ended December 31,
(in millions)	2013	2012	2011
Investment gains and (losses)	$2.4	$(7.7)	$—
Derivative financial instruments gains and (losses)	(24.4)	(91.4)	58.2
Divestitures, net	(5.4)	—	57.4
Non-operating foreign currency gains and (losses)	(19.5)	4.8	5.3
Other	—	—	3.2
Other income (expense)	$(46.9)	$(94.3)	$124.1

Investment gains and (losses). The net investment losses in 2012 relate primarily to the impairment of a strategic investment.

Derivative financial instruments gains and (losses). The net loss in 2013 was due to fair value adjustments for interest rate swaps and cross currency swaps that are not designated as accounting hedges. The loss in 2012 compared to the gain in 2011 was primarily driven by fair value adjustments related to interest rate swaps entered into during 2012 and 2011.

Divestitures, net.  The gain recognized in 2011 resulted most significantly from the contribution of the Company’s transportation business to an alliance in exchange for a 30% interest in that alliance.

Non-operating foreign currency gains and (losses). Amounts represent net gains and losses related to currency translations on the Company’s intercompany loans and its euro-denominated debt.

Income taxes. The Company’s effective tax rates on pretax loss from continuing operations were a tax expense of 14.3% in 2013 and tax benefits of 29.8% in 2012 and 44.6% in 2011.  The effective tax rate calculation includes, in pre-tax income, earnings from affiliates accounted for under the equity method of accounting, that are considered pass through entities for income tax purposes.

The effective tax rate in 2013 was less than the statutory rate primarily due to valuation allowances being recorded in certain tax jurisdictions, where deferred tax benefits are not recognized on pre-tax losses, while tax expense is recognized in jurisdictions with pre-tax earnings.  The 2013 rate was also negatively impacted by immaterial prior period adjustments.  These negative adjustments were partially offset by the Company not having to record tax expense attributable to the noncontrolling interest portion of pre-tax income from pass through entities and state tax benefits.  The 2013 effective income tax rate was negatively impacted by approximately 11 percentage points as a result of the current year cumulative correction of immaterial prior year errors.

The effective tax rate benefit in 2012 was less than the statutory rate primarily due to an increase in the Company’s valuation allowance against foreign tax credits, foreign and state net operating losses and capital losses.  These negative adjustments were partially offset by the Company not having to record tax expense attributable to the noncontrolling interest portion of pre-tax income from pass through entities, favorable adjustments related to unremitted earnings from foreign entities, a decrease in the Company’s liability for unrecognized tax benefits and state tax benefits. The 2012 effective income tax rate was negatively impacted by approximately 9 percentage points as a result of the current year cumulative correction of immaterial prior year errors.

The effective tax rate benefit in 2011 was greater than the statutory rate due primarily to the Company not having to record tax expense attributable to the noncontrolling interest portion of pre-tax income from pass through entities, state tax benefits, favorable adjustments related to unremitted earnings from foreign entities, a decrease in the Company’s liability for unrecognized tax benefits, a net benefit relating to tax effects of foreign exchange gains and losses on intercompany notes and prior year income tax return true-ups.  These positive adjustments were partially offset by an increase in the Company’s valuation allowance against foreign tax credits and the tax impact of a contribution of the Company’s transportation business in exchange for a 30% interest in an alliance.

As a result of the Company recording pretax losses in each of the periods, the favorable impacts caused increases to the effective tax rate, while the unfavorable impacts caused decreases to the effective tax rate.

Subsequent to the merger, and as part of the First Data Holdings, Inc. (“Holdings”) consolidated federal and state groups, the Company has been and continues to be in a net operating loss position. These net operating losses cause the Company’s deferred tax assets to exceed its deferred tax liabilities as of December 31, 2013.  As a result, the Company has determined that it will not meet the more likely than not threshold to be able to realize the value of its federal and combined state net operating loss carryforwards and therefore has recorded a partial valuation allowance against these tax loss carryforwards. Further, the Company is not able to record a benefit related to tax losses in many separate filing states and certain foreign countries, requiring the establishment of valuation allowances.

Despite the net operating loss position discussed above, the Company continues to incur income tax expense in some states for which it files returns on a separate entity basis and in certain foreign countries.  Generally, these foreign income taxes would result in a foreign tax credit in the U.S.  However, due to limitations placed by the U.S. foreign tax credit rules, the Company has also established a partial valuation allowance against its foreign tax credits.

The Company’s liability for unrecognized tax benefits was approximately $279.5 million as of December 31, 2013.  The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $160 million within the next twelve months as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  As of December 31, 2013, the Company was no longer subject to income tax examination by the U.S. federal jurisdiction for years before 2005.  State and local examinations are substantially complete through 2005.  Foreign jurisdictions generally remain subject to examination by their respective authorities from 2006 forward, none of which are considered major jurisdictions.

Under the Tax Allocation Agreement executed at the time of the spin-off of The Western Union Company (“Western Union”) on September 29, 2006, Western Union is responsible for and must indemnify the Company against all taxes, interest and penalties that relate to Western Union for periods prior to the spin-off date. If Western Union were to agree to or be finally determined to owe any amounts for such periods but were to default in its indemnification obligation under the Tax Allocation Agreement, the Company as parent of the tax filing group during such periods generally would be required to pay the amounts to the relevant tax authority, resulting in a potentially material adverse effect on the Company’s financial position and results of operations. As of December 31, 2013, the Company had approximately $113 million of income taxes payable, including approximately $4 million of uncertain income tax liabilities, recorded related to Western Union for periods prior to the spin-off date. The Company has recorded a corresponding account receivable of equal amount from Western Union, which is included as a long-term account receivable in the “Other long-term assets” line of the Company’s Consolidated Balance Sheets, reflecting the indemnification obligation.  The uncertain income tax liabilities and corresponding receivable are based on information provided by Western Union regarding its tax contingency reserves for periods prior to the spin-off date. There is no assurance that a Western Union-related issue raised by the Internal Revenue Service (“IRS”) or other tax authority will be finally resolved at a cost not in excess of the amount reserved and reflected in the Company’s uncertain income tax liabilities and corresponding receivable from Western Union.  The Western Union contingent liability is in addition to the Company’s liability for unrecognized tax benefits discussed above.

The IRS completed its examination of the U.S. federal consolidated income tax returns of the Company for 2005 through 2007 and issued a 30-Day letter in October 2012.  The 30-Day letter claims that the Company and its subsidiaries, which included Western Union during some of the years at issue, owe additional taxes with respect to a variety of adjustments.  The Company and Western Union agree with several of the adjustments in the 30-Day letter, such adjustments representing tax due of approximately $40 million.  This undisputed tax and associated interest due (pretax) of approximately $17 million through December 31, 2013, have been fully reserved.  The undisputed tax for which Western Union would be required to indemnify the Company is greater than the total tax due, such that settlement of the undisputed tax would result in a net refund to the Company.  As to the adjustments that are disputed, such issues represent total taxes allegedly due of approximately $59 million, of which $40 million relates to the Company and $19 million relates to Western Union.  The Company estimates that total interest due (pretax) on the disputed amounts is approximately $18 million through December 31, 2013, of which $10 million relates to the Company and $8 million relates to Western Union.  As to the disputed issues, the Company and Western Union are contesting the asserted deficiencies with the Appeals Office of the IRS.  The Company believes that it has adequately reserved for the disputed issues in its liability for unrecognized tax benefits described above and that final resolution of those issues will not have a material adverse effect on its financial position or results of operations.

Equity earnings in affiliates. Equity earnings in affiliates increased in 2013 compared to 2012 due mostly to transaction and dollar volume growth as well as pricing increases and a decrease in amortization that resulted from a correction of the amortization period of a referral payment to one of the Company’s merchant alliance partners.  The change in amortization period benefited the growth rate by approximately 4 percentage points for the year ended December 31, 2013.

Equity earnings in affiliates increased in 2012 compared to 2011 due mostly to transaction growth, dollar volume growth, pricing increases and the positive impact of lower debit interchange rates as a result of the Dodd-Frank Act.  These increases were partially offset by a decrease resulting from the 2011 correction of cumulative depreciation and amortization errors related to purchase accounting associated with the Company’s 2007 merger with an affiliate of KKR which adversely impacted the equity earnings in affiliates growth rate for 2012 compared to 2011 by 7 percentage points.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest. Most of the net income attributable to noncontrolling interests and redeemable noncontrolling interest relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interest increased in 2013 compared to 2012 due most significantly to increased profit by one of the Company’s merchant alliances driven by increased volumes and network routing incentives.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest decreased in 2012 compared to 2011 due to increased processing expense in the BAMS alliance resulting from a shift in processing from the alliance partner to FDC partially offset by the impact of lower debit interchange rates as a result of the Dodd-Frank Act, transaction and dollar volume growth and pricing increases.

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

•                           official check and money order businesses’ EBITDA are excluded as these are winding down;

•                           certain costs directly associated with the termination of the Chase Paymentech Solutions alliance, and expenses related to the conversion of certain BAMS alliance merchant clients onto the Company’s platforms (excludes costs accrued in purchase accounting).  Effective October 1, 2011, First Data and Bank of America N.A. (“the Bank”) jointly decided to have First Data operate the Bank’s legacy settlement platform.  Transition costs associated with the revised strategy are also excluded from segment EBITDA;

•                           debt issuance costs are excluded and represent costs associated with issuing debt and modifying the Company’s debt structure; and

•                           KKR related items including annual sponsor and other fees for management, consulting, financial and other advisory services are excluded.

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

Retail and Alliance Services segment results.

	Year ended December 31,			Percent Change
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues:
Transaction and processing service fees	$3,255.2	$3,198.8	$2,974.5	2%	8%
Product sales and other	384.2	404.0	407.5	(5)%	(1)%
Segment revenue	$3,639.4	$3,602.8	$3,382.0	1%	7%
Segment EBITDA	$1,629.8	$1,594.8	$1,407.5	2%	13%
Segment margin	45%	44%	42%	1pt	2pts

Key indicators:
Domestic merchant transactions (a)	38,377.0	36,747.9	35,261.9	4%	4%

(a)                  Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the POS. Domestic merchant transactions reflect 100% of alliance transactions. Domestic merchant transactions for the years ended December 31, 2012 and 2011 reflect an updated count of transactions.

Transaction and processing service fees revenue.

	Year ended December 31,			Percent Change
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Acquiring revenue	$2,416.6	$2,368.7	$2,204.4	2%	7%
Check processing revenue	274.3	306.1	330.1	(10)%	(7)%
Prepaid revenue	341.1	306.5	291.1	11%	5%
Processing fees and other revenue from alliance partners	223.2	217.5	148.9	3%	46%
Total transaction and processing service fees revenue	$3,255.2	$3,198.8	$2,974.5	2%	8%

Acquiring revenue. Acquiring revenue increased in 2013 compared to 2012 mainly due to growth in merchant transactions and dollar volumes, new sales, pricing increases for some regional merchants and network routing incentives.  These increases were partially offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes, the effect of shifts in pricing mix, merchant attrition and price compression.

Acquiring revenue increased in 2012 compared to 2011 mainly from lower debit interchange rates as a result of the Dodd-Frank Act described in the “Regulatory Reform” section above which benefited growth for acquiring revenue by an estimated $75 million or 3 percentage points.  Acquiring revenue also benefited from increases in merchant transactions and dollar volumes, new sales and pricing increases for a certain segment of merchants. These increases were partially offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes, the effect of shifts in pricing mix, merchant attrition and price compression.

Transaction growth outpaced revenue growth in 2013 compared to 2012 driven by the factors noted above, particularly merchant mix, pricing mix and price compression.  A greater portion of transaction growth was driven by the Company’s national merchants which contributed to lower revenue per transaction.  The average ticket size of regional signature based transactions increased in 2013 as compared to the same period in 2012, but are a smaller portion of the total.  Revenue per transaction decreased 3 percentage points for 2013 compared to 2012 driven largely by the items discussed above.

Revenue growth outpaced transaction growth in 2012 compared to 2011 driven most significantly by the impact of lower debit interchange rates discussed above partially offset by merchant mix, pricing mix and price compression.  Revenue per transaction increased by 4 percentage points for 2012 compared to 2011 driven by the items impacting acquiring revenue discussed above as well as the shift in processing described in the “Processing fees and other revenue from alliance partners” section below.

Check processing revenue. Check processing revenue decreased in 2013 versus 2012 and in 2012 versus 2011 due most significantly to lower overall check volumes from continued check writer and merchant attrition and the impact of merchant mix resulting from a shift in regional to national merchants in 2012 versus 2011.

Prepaid revenue. Prepaid revenue increased in 2013 compared to 2012 due to higher transaction volumes within the open loop payroll distribution program related to new and existing business, higher closed loop transaction volumes as well as higher card shipments.  In addition, prepaid revenue increased in 2013 versus 2012 by 4 percentage points due to growth in one of the Company’s alliances, accounted for under the equity method, resulting from the acquisition of a payment solutions business that occurred in the fourth quarter of 2012.

Prepaid revenue increased in 2012 compared to 2011 due most significantly to higher transaction volumes within the open loop payroll distribution program related to existing customers and new business.

Processing fees and other revenue from alliance partners. The increase in processing fees and other revenue from alliance partners in 2013 compared to 2012 resulted from increased volumes within the Company’s merchant alliances.  The increase in processing fees and other revenue from alliance partners in 2012 compared to 2011 resulted from increased fees from the BAMS alliance due to a shift of processing from the alliance partner to the Company beginning in October 2011, as well as increased transaction and dollar volumes within the Company’s merchant alliances.  The impact of the shift in processing benefited the 2012 revenue and growth rate by approximately $55 million or 37 percentage points.

Product sales and other revenue. Product sales and other revenue decreased in 2013 compared to 2012 primarily due to a decline in terminal sales including lower bulk sales. Product sales and other revenue decreased in 2012 compared to 2011 primarily due to a decline in equipment sales including lower bulk sales and a gain on the sale of a portfolio in 2011, partially offset by growth in leasing revenue resulting from increased lease originations and lease renewals.

Segment EBITDA.  Retail and Alliance Services segment EBITDA increased in 2013 compared to the same period in 2012 as a result of overall growth from the revenue items noted above, slightly offset by increased expenses primarily in provisions for uncollectible receivables recorded in the first and third quarters of 2013 and increased technology and operations costs including product investments.

The impact of the revenue items noted above primarily contributed to the increase in Retail and Alliance Services segment EBITDA in 2012 compared to 2011. The Dodd-Frank Act benefited the segment EBITDA growth rate in 2012 compared to the prior year by an estimated $70 million or 5 percentage points. The impact from the shift in processing related to the BAMS alliance positively impacted the segment EBITDA growth rate for 2012 compared to 2011 by approximately $44 million or 3 percentage points.

Financial Services segment results.

	Year ended December 31,			Percent Change
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues:
Transaction and processing service fees	$1,320.3	$1,350.0	$1,350.0	(2)%	0%
Product sales and other	48.2	40.1	29.5	20%	36%
Segment revenue	$1,368.5	$1,390.1	$1,379.5	(2)%	1%
Segment EBITDA	$617.9	$603.1	$593.5	2%	2%
Segment margin	45%	43%	43%	2pts	0pts

Key indicators:
Domestic debit issuer transactions (a)	11,313.9	12,113.8	13,042.6	(7)%	(7)%
Domestic active card accounts on file (average for the period) (b)	147.0	132.4	115.2	11%	15%
Domestic card accounts on file (end of period) (c)	751.1	738.1	706.7	2%	4%

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

(c)                   Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month of the period.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Year ended December 31,			Percent Change
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Credit card, retail card and debit processing	$887.0	$911.5	$907.2	(3)%	0%
Output services	243.7	229.8	225.3	6%	2%
Other revenue	189.6	208.7	217.5	(9)%	(4)%
Total transaction and processing service fees revenue	$1,320.3	$1,350.0	$1,350.0	(2)%	0%

Credit card, retail card and debit processing revenue. Increases in credit card and retail card processing revenue were more than offset by decreases in debit processing revenue in 2013 compared to 2012. The increases in credit card and retail card processing revenue were due primarily to growth from existing customers and net new business, partially offset by price compression on contract renewals as well as volume based pricing incentives.  Domestic active card accounts on file in 2013 versus 2012 benefited primarily from net new account conversions and growth from existing customers.

Debit processing revenue decreased for 2013 compared to 2012 due to net lost business, including the loss of a large financial institution that completed its final deconversion in the third quarter of 2012, and price compression on contract renewals and other net pricing incentives.

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

Debit processing revenue decreased for 2012 compared to 2011 due primarily to net lost business and price compression on contract renewals as well as other net contractual pricing incentives partially offset by new fees implemented in 2011, primarily regulatory compliance fees, and volume growth from existing customers.

Debit issuer transactions decreased for 2013 compared to 2012 due to net lost business, including the loss of the large financial institution mentioned above, and a decline in gateway transactions, partially offset by growth from existing customers.

Debit issuer transactions in 2012 decreased compared to 2011 due to lost business, including the loss of a large financial institution mentioned above that completed its deconversion during 2012. This decrease was partially offset by net impacts from the implementation of the Dodd-Frank Act discussed below and growth of existing clients due in part to the shift to debit cards from cash and checks. The deconversion noted above also impacted domestic card accounts on file in 2012 versus 2011.

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

Output services revenue. Output services revenue increased in 2013 compared to 2012 due to net new print and plastics business and growth from existing customers.  Output services revenue increased in 2012 compared to 2011 due to growth from existing customers and net new business which was partially offset by price compression on contract renewals as well as volume based pricing incentives.

Other revenue.  Other revenue consists mostly of revenue from remittance processing, information services, online banking and bill payment services as well as voice services.  Other revenue decreased in 2013 compared to 2012 due to decreases in information services, check clearing and voice services driven by lost or disposed business partially offset by increases in remittance processing resulting from net new business.  The disposed businesses impacted the other transaction and processing service fee revenue growth rate for 2013 compared to 2012 by approximately 12 percentage points.

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

Product sales and other revenue.  Product sales and other revenue increased in 2013 compared to 2012 primarily due to deferred software license and maintenance fee revenue from 2012 as well as increased programming revenue for several financial institutions.

Product sales and other revenue increased in 2012 compared to 2011 primarily due to new software license sales and professional services for programming.

Segment EBITDA. Financial Services segment EBITDA increased in 2013 compared to 2012 due mostly to decreased operating expenses resulting from the Company’s cost reduction initiatives partially offset by declines in revenue noted above.  The decrease in operating expenses positively impacted the segment EBITDA growth rate by 6 percentage points in 2013 when compared to 2012.

Financial Services segment EBITDA increased in 2012 compared to 2011 due most significantly to the revenue items noted above in the 2012 discussion, partially offset by a sales tax recovery recorded in 2011.

International segment results.

	Year ended December 31,			Percent Change
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues:
Transaction and processing service fees	$1,320.3	$1,291.2	$1,337.9	2%	(3)%
Product sales and other	367.2	391.0	388.8	(6)%	1%
Equity earnings in affiliates	31.9	36.2	34.6	(12)%	5%
Segment revenue	$1,719.4	$1,718.4	$1,761.3	0%	(2)%
Segment EBITDA	$475.3	$483.8	$454.3	(2)%	6%
Segment margin	28%	28%	26%	0pts	2pts

Key indicators:
International transactions (a)	9,409.7	8,519.0	7,637.9	10%	12%
International card accounts on file (end of period) (b)	78.8	73.6	75.0	7%	(2)%

(a)                  International transactions include VISA, MasterCard and other card association merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.  International transactions for the year ended December 31, 2012 reflect an updated count of transactions.

(b)                  International card accounts on file include bankcard and retail.

Summary. Segment revenue in 2013 compared to 2012 was impacted by the items discussed below as well as foreign currency exchange rate movements.  Foreign currency exchange rate movements negatively impacted the total segment revenue growth rates in 2013 compared to 2012 by 2 percentage points and negatively impacted growth rate in 2012 compared to 2011 by 4 percentage points.

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

Transaction and processing service fees revenue increased in 2013 compared to 2012 primarily due to volume growth and pricing in the merchant acquiring businesses and card issuing businesses partially offset by lost business in the card issuing businesses.  The majority of increases in the merchant acquiring businesses resulted from volume growth in merchant acquiring alliances and direct sales channels primarily in Ireland, United Kingdom and Poland.  Revenue in the card issuing businesses declined primarily due to lost business in Australia and Germany partially offset by volume growth from existing customers in Argentina and the United Kingdom.  In 2013, foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rate by 2 percentage points compared to 2012.

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

Transaction and processing service fee revenue is driven by accounts on file and transactions.  The spread between growth in these two indicators and revenue growth was driven mostly by the mix of transaction types, price compression and the impact of foreign currency exchange rate movements.  International card accounts on file increased in 2013 compared to 2012 primarily due to new accounts in India and the United Kingdom partially offset by the removal of inactive accounts in Canada.

Product sales and other revenue.  Product sales and other revenue decreased in 2013 compared to 2012 due to a decrease in software license sales and lower bulk terminal sales in Canada due to exiting this line of business. In 2013, foreign currency exchange rate movements negatively impacted the growth rate for product sales and other revenue in 2013 compared to 2012 by 5 percentage points.

Product sales and other revenue increased in 2012 compared to 2011 due to new software license fees and new sales, price increases and higher terminal installations in Argentina. Partially offsetting these increases were declines in terminal sales and lease originations in Germany, a decrease resulting from contract termination fees recognized in 2011 as well as a decrease resulting from the strategic decision to exit a line of business in Greece.  Foreign currency exchange rate movements negatively impacted the growth rate for product sales and other revenue in 2012 compared to 2011 by 5 percentage points.

Segment EBITDA. Segment EBITDA decreased in 2013 compared to 2012 due to the impact of foreign currency exchange rate movements which adversely impacted the segment EBITDA growth rate by 3 percentage points.  Segment EBITDA in 2013 benefited from the revenue items noted above as well as decreased operating expenses driven by cost savings initiatives. Segment EBITDA growth in 2013 compared to 2012 was adversely impacted by increased costs related to the expansion of the Company’s merchant acquiring business as well as the decrease in software license sales described above.

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

Capital Resources and Liquidity

FDC’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in the Company’s debt structure as well as the Company’s cash flow activities and the sources and uses of funding during the years ended December 31, 2013, 2012 and 2011.

During 2013, 2012 and 2011, FDC completed various amendments and modifications to certain of its debt agreements and several debt offerings in an effort to extend its debt maturities. Details regarding the Company’s debt structure are provided in Note 8 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At December 31, 2013 and 2012, the Company held $425.3 million and $608.3 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by Integrated Payment Systems Inc. (“IPS”) and the BAMS alliance, that are not available to fund operations outside of those businesses.  At December 31, 2013 and 2012, the cash and cash equivalents held by IPS and the BAMS alliance totaled $115.8 million and $85.8 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at December 31, 2013 and 2012 totaling $237.6 million and $268.4 million, respectively. As of December 31, 2013, there was approximately $72 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. FDC plans to fund any cash needs in 2014 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

Cash flows from operating activities.

	Year ended December 31,
Source/(use) (in millions)	2013	2012	2011
Net loss	$(692.1)	$(527.3)	$(336.1)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,211.9	1,330.9	1,344.2
Charges (gains) related to other operating expenses and other income (expense)	102.9	122.5	(77.7)
Other non-cash and non-operating items, net	(8.8)	(40.2)	27.7
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	63.3	(49.8)	256.7
Other assets, current and long-term	2.8	260.0	239.3
Accounts payable and other liabilities, current and long-term	(1.2)	(34.6)	(1.2)
Income tax accounts	(6.1)	(294.1)	(337.3)
Net cash provided by operating activities	$672.7	$767.4	$1,115.6

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

FDC’s operating cash flow is significantly impacted by its level of debt. Approximately $1,802.2 million, $1,793.9 million and $1,458.2 million in cash interest, including interest on lines of credit and capital leases, was paid during 2013, 2012 and 2011, respectively. The increase in cash interest in 2012 compared to 2011 is due primarily to the debt exchanges referred to above resulting in seven months of interest payments in 2011 compared to twelve months of interest payments in 2012 for the notes issued in the exchange as well as an increase in the interest coupon rate.

FDC estimates that its 2014 quarterly cash interest payments, excluding interest on lines of credit and capital leases, will be as follows:

Three months ended	Estimated cash interest payments on Long-term Debt (Unaudited)
March 31, 2014	$605
June 30, 2014	265
September 30, 2014	630
December 31, 2014	270
$1,770

Using December 31, 2013 balances for variable rate debt and applicable interest rate swaps, a 10 percent increase in the applicable LIBOR index on an annualized basis would increase interest expense by approximately $1.0 million.

The Company’s operating cash flows are impacted by fluctuations in working capital. Cash flows from operating activities in 2013 decreased compared to 2012 primarily due to timing of various payments. The decrease was partially offset by sources of cash related to lower prefunding of settlement arrangements. Cash flows from operating activities in 2012 decreased compared to 2011 primarily due to the increase in cash interest payments as well as an increase in prefunding settlement volumes and timing partially offset by increased operating income.

FDC anticipates funding operations throughout 2014 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash flows from investing activities.

	Year ended December 31,
Source/(use) (in millions)	2013	2012	2011
Current year acquisitions, net of cash acquired	$(12.1)	$(32.9)	$(19.2)
Contributions to equity method investments	—	(7.9)	(161.5)
Payments related to other businesses previously acquired	0.2	(4.4)	3.2
Proceeds from dispositions, net of expenses paid and cash disposed	18.1	—	1.7
Proceeds from sale of property and equipment	11.8	8.0	17.1
Additions to property and equipment	(194.1)	(193.1)	(202.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(184.4)	(177.2)	(201.9)
Other investing activities	7.4	10.4	4.9
Net cash used in investing activities	$(353.1)	$(397.1)	$(558.6)

Acquisitions and dispositions.  The Company may finance acquisitions through a combination of internally generated funds, reinvestment of proceeds from asset sales, short-term borrowings and equity of its parent company. The Company may also consider using long-term borrowings subject to restrictions in its debt agreements. All acquisitions during the periods presented were funded from cash flows from operating activities or from the reinvestment of cash proceeds from the sale of other assets. Purchases of noncontrolling interests are classified as financing activities as noted below. Although the Company considers potential acquisitions from time to time, the Company’s plan for 2014 does not include funding of material acquisitions.

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

The Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives. For a more detailed discussion on acquisitions and dispositions refer to Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Capital expenditures.  Capital expenditures are estimated to be approximately $425 to $475 million in 2014 and are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility.

During the periods presented, net proceeds were received for the sale of certain assets, including buildings and equipment.

Cash flows from financing activities.

	Year ended December 31,
Source/(use) (in millions)	2013	2012	2011
Short-term borrowings, net	$(109.6)	$99.1	$(107.3)
Accrued interest funded upon issuance of notes	48.7	6.5	—
Debt modification proceeds (payments) and related financing costs	(59.0)	10.8	(39.7)
Principal payments on long-term debt	(92.2)	(83.3)	(104.5)
Proceeds from sale-leaseback transactions	—	13.8	14.2
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(224.5)	(261.9)	(327.3)
Contributions from noncontrolling interests	—	—	0.8
Purchase of noncontrolling interests	(23.7)	(25.1)	—
Capital contributed by Parent	6.5	—	—
Redemption of Parent’s redeemable common stock	(8.3)	(1.7)	(0.5)
Cash dividends	(28.0)	(6.7)	(0.2)
Net cash used in financing activities	$(490.1)	$(248.5)	$(564.5)

Short-term borrowings, net. The cash activity related to short-term borrowings in 2013, 2012 and 2011 resulted primarily from net borrowings and paydowns on FDC’s international credit lines used principally to prefund settlement activity.

As of December 31, 2013, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,016.2 million of credit and matures on September 24, 2016. Besides the letters of credit discussed below, FDC had no amount outstanding against this facility as of December 31, 2013 and 2012. Therefore, as of December 31, 2013, $969.9 million remained available under this facility. Excluding the letters of credit, the maximum amount outstanding against this facility during 2013 was approximately $352 million while the average amount outstanding during 2013 was approximately $51 million.

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

There are multiple institutions that have commitments under this facility with none representing more than approximately 21% of the remaining capacity.

Accrued interest funded upon issuance of notes. In conjunction with issuing debt in December 2013, FDC received $55.2 million in cash related to accrued interest on the notes which were issued mid-coupon period. The interest will be paid in the first quarter of 2014.

Debt modification (payments) proceeds and related financing costs. FDC’s debt modifications and amendments noted above were accounted for as modifications resulting in only the net effect of the transactions, including payment of capitalized fees, being reflected as a source or use of cash excluding certain fees included in the Company’s results of operations.

Amounts paid in 2011 included $18.6 million in fees related to the December 2010 debt exchange.

Principal payments on long-term debt. In conjunction with the debt modifications and amendments discussed above, proceeds from the issuance of new notes were used to prepay portions of the principal balances of FDC’s senior secured term loans which satisfied the future quarterly principal payments under the senior secured credit facility.

During 2013 and 2011, FDC paid notes totaling $16.1 million and $32.6 million, respectively. No payments were made in 2012.

Payments for capital leases totaled $76.1 million, $80.2 million and $71.9 million for 2013, 2012 and 2011, respectively.

As of March 7, 2014, FDC’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). The Company’s current level of debt may impair its ability to get additional funding beyond its revolving credit facility if needed.

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

Cash dividends. The Company paid cash dividends to First Data Holdings Inc. in the periods presented.

Letters, lines of credit and other.

	Total Available (a)		Total Outstanding
	As of December 31,		As of December 31,
(in millions)	2013	2012	2013	2012
Letters of credit (b)	$500.0	$500.0	$46.3	$45.1
Lines of credit and other (c)	$264.8	$346.3	$68.7	$177.2

(a)                  Total available without giving effect to amounts outstanding.

(b)                  Up to $500 million of the Company’s senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding during 2013 was approximately $49 million.  All letters of credit expire prior to December 31, 2014 with a one-year renewal option. FDC expects to renew most of the letters of credit prior to expiration.

(c)                   As of December 31, 2013, represents $196.1 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. FDC cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, FDC had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, FDC will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant non-cash transactions. During 2011, the principal amount of FDC’s senior notes due 2015 increased by $73.1 million resulting from the “payment” of accrued interest expense. The terms of FDC’s senior unsecured notes due 2015 require interest to be paid in cash for all periods after October 1, 2011.

In December 2011, FDC exchanged substantially all of its aggregate principal amounts of $3.0 billion of its 12.625% senior notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. There were no expenditures, other than professional fees, or receipts of cash associated with the registration statement or exchange offer described above.

During 2013, 2012 and 2011, the Company entered into capital leases, net of trade-ins, totaling approximately $112 million, $55 million and $106 million, respectively.

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

Guarantees and covenants. All obligations under the senior secured revolving credit facility and senior secured term loan facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, material domestic subsidiaries of FDC other than IPS. The senior secured facilities contain a number of covenants that, among other things, restrict FDC’s ability to incur additional indebtedness; create liens; enter into sale-leaseback transactions; engage in mergers or consolidations; sell or transfer assets; pay dividends and distributions or repurchase the Company’s or its parent company’s capital stock; make investments, loans or advances; prepay certain indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing certain indebtedness; and change its lines of business. The senior secured facilities also require FDC to not exceed a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control. The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by FDC.

All obligations under the senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior notes and senior subordinated notes are similarly guaranteed in accordance with their terms by each of FDC’s domestic subsidiaries that guarantee obligations under FDC’s senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured obligations noted above. The Company is in compliance with all applicable covenants as of December 31, 2013 and anticipates it will remain in compliance in future periods.

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

Covenant compliance. Under the senior secured revolving credit and term loan facilities, certain limitations, restrictions and defaults could occur if FDC is not able to satisfy and remain in compliance with specified financial ratios. FDC has agreed that it will not permit the Consolidated Senior Secured Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) to be greater than 6.00 to 1.00.

The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior notes and senior subordinated notes. As of December 31, 2013, FDC is in compliance with this covenant with Consolidated Senior Secured Debt of $12,226.8 million, Consolidated EBITDA of $2,967.4 million and a Ratio of 4.12 to 1.00.

In determining Consolidated EBITDA, EBITDA is calculated by reference to net income (loss) from continuing operations plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Consolidated EBITDA as defined in the agreements (also referred to as debt covenant EBITDA) is calculated by adjusting EBITDA to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and the credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA are appropriate to provide additional information to investors to demonstrate FDC’s ability to comply with its financing covenants.

The calculation of Consolidated EBITDA under FDC’s senior secured term loan facility is as follows:

(in millions)	Last twelve months ended December 31, 2013
Net loss attributable to First Data Corporation	$(869.1)
Interest expense, net (1)	1,869.6
Income tax expense	86.5
Depreciation and amortization (2)	1,211.9
EBITDA (16)	2,298.9

Stock based compensation (3)	38.1
Restructuring, net (4)	71.5
Non-operating foreign currency (gains) and losses (5)	19.4
Derivative financial instruments (gains) and losses (6)	24.4
Official check and money order EBITDA (7)	(2.7)
Cost of alliance conversions and other technology initiatives (8)	68.3
KKR related items (9)	20.7
Debt issuance costs (10)	5.3
Litigation and regulatory settlements (11)	19.2
Projected near-term cost savings and revenue enhancements (12)	217.4
Net income attributable to noncontrolling interests and redeemable noncontrolling interest (13)	177.0
Equity entities taxes, depreciation and amortization (14)	10.3
Other (15)	(0.4)

Consolidated EBITDA (16)	$2,967.4

(1)	Includes interest expense and interest income.
(2)

Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $41.5 million and amortization related to equity method investments, which is netted within the “Equity earnings in affiliates” line of $79.1 million.

(3)	Stock based compensation recognized as expense.
(4)	Restructuring charges and retention bonuses in connection with management’s alignment of the business with strategic objectives and the departure of executive officers.
(5)	Represents net gains and losses related to currency translations on certain intercompany loans and euro-denominated debt.
(6)	Represents fair market value adjustments for cross-currency swaps and interest rate swaps that are not designated as accounting hedges.
(7)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to wind down of these businesses.
(8)

Represents costs directly associated with the strategy to have First Data operate Bank of America N.A.’s legacy settlement platform and costs associated with the termination of the Chase Paymentech alliance, both of which are considered business optimization projects, and other technology initiatives.

(9)	Represents KKR annual sponsorship fees for management, financial and other advisory services.
(10)	Debt issuance costs represent non-capitalized costs associated with issuing debt and modifying First Data’s debt structure.
(11)	Represents settlements of litigation or regulatory matters.
(12)

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

(13)	Net income attributable to noncontrolling interests and redeemable noncontrolling interest in restricted subsidiaries.
(14)	Represents FDC’s proportional share of income taxes, depreciation and amortization on equity method investments.
(15)	Includes items such as investment gains and losses, divestitures, impairments and other as applicable to the period presented.
(16)

EBITDA is defined as net income (loss) attributable to First Data Corporation before net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under U.S. generally accepted accounting principles (“GAAP”) and does not purport to be an alternative to net income (loss) attributable to First Data Corporation as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of First Data’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain non-cash items, non-recurring items that First Data does not expect to continue at the same level in the future and certain items management believes will impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis (see Note 12 above). Consolidated EBITDA is further adjusted to add net income attributable to noncontrolling interests and redeemable noncontrolling interest of certain non-wholly-owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing First Data’s senior unsecured debt and/or senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing First Data’s senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-balance sheet arrangements

During 2013, 2012 and 2011, the Company did not engage in any off-balance sheet financing activities other than those included in the “Contractual obligations” discussion below and those reflected in Note 11 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Contractual obligations

The Company’s contractual obligations as of December 31, 2013 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (a)	$34,305.7	$1,890.6	$4,295.4	$11,356.1	$16,763.6
Capital lease obligations (b)	174.9	81.5	91.0	2.4	—
Operating leases	284.2	54.9	93.4	64.2	71.7
Pension plan contributions (c)	90.1	14.9	16.4	16.4	42.4
Purchase obligations (d):
Technology and telecommunications (e)	559.5	215.2	296.4	43.6	4.3
All other (f)	312.8	71.5	105.9	100.8	34.6
Other long-term liabilities	139.0	18.1	90.7	30.0	0.2

	$35,866.2	$2,346.7	$4,989.2	$11,613.5	$16,916.8

(a)

Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Includes $4.0 billion of variable rate debt (including the impact of interest rate swaps). Borrowings and interest rate swaps are discussed in Note 8 and Note 6, respectively, to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K. Interest payments for the variable rate debt and the associated interest rate swaps were calculated using interest rates as of December 31, 2013. Does not reflect extensions and repricing amendments entered into in January and February 2014. See Note 8 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

(b)	Represents future payments on existing capital leases, including interest expense, through scheduled expiration dates.
(c)

Includes future pension plan contributions for all plans in 2014 and future contractual commitments for the United Kingdom (“U.K.”) plan through 2024 which are subject to change.  The amount of pension plan contributions depends upon various factors that cannot be accurately estimated beyond a one-year time frame other than the U.K. plan.

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

As of December 31, 2013, the Company had approximately $309 million of tax contingencies comprised of approximately $265 million reported in long-term income taxes payable in the “Other long-term liabilities” line of the Consolidated Balance Sheets, including approximately $4 million of income tax liabilities for which Western Union is required to indemnify the Company, and approximately $44 million recorded as an increase of the Company’s deferred tax liability. Timing of tax payments is dependent upon various factors which cannot be reasonably estimated at this time.

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

As of December 31, 2013, time-based options were outstanding under the stock plan. The time options have a contractual term of 10 years. Time options vest equally over a three to five year period from the date of issuance. The options also have certain accelerated vesting provisions upon a change in control, a qualified public offering, or certain termination events.

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

	As of December 31,
(in millions)	2013	2012
Cash and cash equivalents collateral	$479.4	$470.0
Collateral in the form of letters of credit	106.0	120.9
Total collateral	$585.4	$590.9

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

	Year ended December 31,
	2013	2012	2011
FDC and consolidated and unconsolidated alliances credit losses (in millions)	$53.7	$50.0	$63.6
FDC and consolidated alliances credit losses (in millions)	$48.3	$43.3	$54.3
Total dollar volume acquired (in billions)	$1,778.9	$1,725.4	$1,643.2

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

	As of December 31,
(in millions)	2013	2012
FDC and consolidated and unconsolidated alliances merchant credit loss reserves	$26.8	$26.1
FDC and consolidated alliances merchant credit loss reserves	$24.1	$23.4

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

	As of December 31,
(in millions)	2013	2012
Accrued warranty balances	$9.4	$10.9
Accrued recovery balances	$27.2	$24.8

Accrued warranties are included in “Other current liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets.

The Company establishes an incremental liability (and deferred revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are settled within 30 days. The incremental liability was approximately $0.9 million and $1.1 million as of December 31, 2013 and 2012, respectively. The following table details the check guarantees of TeleCheck.

	Year ended December 31,
	2013	2012	2011
Aggregate face value of guaranteed checks (in billions)	$38.9	$42.9	$45.6
Aggregate amount of checks presented for warranty (in millions)	$285.4	$318.8	$351.8
Warranty losses net of recoveries (in millions)	$66.4	$75.9	$85.1

The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.2 billion as of December 31, 2013 which represented an estimate of the total uncleared checks at that time.

Income taxes. The determination of the Company’s provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. The Company establishes contingency reserves for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. The Company’s reserves reflect its judgment as to the resolution of the issues involved if subject to judicial review. Several years may elapse before a particular matter, for which the Company has established a reserve, is audited and finally resolved or clarified. While the Company believes that its reserves are adequate to cover reasonably expected tax risks, issues raised by a tax authority may be finally resolved at an amount different than the related reserve. Such differences could materially increase or decrease the Company’s income tax provision in the current and/or future periods. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. As the result of interest and amortization expenses that the Company incurs, the Company is currently in a tax net operating loss position. Judgment is required to determine whether some portion or all of the deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these assets are adjusted through the Company’s provision for income taxes in the period in which this determination is made.  Refer to Note 17 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company’s income tax provision.

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

Investment securities. As of December 31, 2013 and 2012, the Company held investments in short-term debt securities and Student Loan Auction Rate Securities (“SLARS”). Many of the short-term debt securities are considered cash equivalents. Prices for the debt securities are not quoted on active exchanges but are priced through an independent third-party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. Due to the lack of observable market activity for the SLARS held by the Company, the valuation of the SLARS is highly judgmental. The Company, with the assistance of a third-party valuation firm upon which the Company in part relied, valued the securities using an income approach based on a probability weighted discounted cash flow analysis incorporating certain assumptions. All key assumptions and valuations were determined by and are the responsibility of management. Other investments are valued based upon either quoted prices from active exchanges or available third-party broker quotes.

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

The Company designated interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable rate borrowings and certain of the cross-currency swaps as foreign currency hedges of its net investments in foreign subsidiaries. During 2012 and 2011, certain of the Company’s interest rate swaps previously designated as hedges for accounting purposes ceased to be highly effective and the Company discontinued hedge accounting for the affected derivatives. Additionally, certain other interest rate swaps, cross-currency swaps and forward contracts on various foreign currencies did not qualify or were not designated as accounting hedges and did not receive hedge accounting treatment.

Derivative financial instruments are recognized in the Company’s Consolidated Balance Sheets at their fair value. The Company’s derivatives are not exchange listed and therefore the estimated fair value of derivative financial instruments is modeled in Bloomberg using the Bloomberg reported market data and the actual terms of the derivative contracts. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observable inputs including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties along with the Company’s creditworthiness in order to appropriately reflect non-performance risk. The Company’s counterparties also provide it with the indicative fair values of its derivative instruments which it compares to the results obtained using Bloomberg software. Considering Bloomberg software is a widely accepted financial modeling tool and there is limited visibility to the preparation of the third-party quotes, the Company chooses to rely on the Bloomberg software in estimating the fair value of its derivative financial instruments. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized as of December 31, 2013 or that will be realized in the future. All key assumptions and valuations are the responsibility of management.

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

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. In 2011, the Company adopted new accounting guidance that provides the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that the fair value is more likely than not greater than the carrying amount then the two-step impairment test is unnecessary.  After performing a qualitative assessment, the Company proceeded to step one of its 2012 and 2013 impairment tests.  In step one of the impairment test, the Company estimates the fair value of each reporting unit using a discounted cash flow analysis. The Company believes that this methodology provides the Company with a reasonable estimate of each reporting unit’s fair value. The estimate of fair value requires various assumptions about a reporting unit’s future financial results and cost of capital. The Company determines the cost of capital for each reporting unit giving consideration to a number of factors including the discount rates estimated by a third-party valuation firm. All key assumptions and valuations are determined by and are the responsibility of management. If it is determined that the fair value of the reporting unit is less than its carrying value, the Company proceeds to step two of the impairment test which requires the Company to estimate the fair value of all of the reporting unit’s assets and liabilities and calculate an implied fair value of goodwill, which is the difference between the reporting unit’s fair value and the fair value of all its other assets and liabilities. If the implied fair value of goodwill is less than its carrying value, the shortfall is recognized as impairment. The methodology for estimating fair value in step two varies by asset; however, the most significant assets are intangible assets. The Company estimates the fair value of the intangible assets using the excess earnings method, royalty savings method, or cost savings method, all of which are a form of a discounted cash flow analysis. An impairment charge of a reporting unit’s goodwill could have a material adverse effect on the Company’s financial results. Changes in the underlying business and economic conditions could affect these estimates used in the analysis discussed above, which in turn could affect the fair value of the reporting unit. Thus, it is possible for reporting units that record impairments to record additional impairments in the future.

The Company did not record any goodwill impairment charges in 2013 or 2011. Discussion of impairments that were recorded in 2012 is included in Note 7 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K. As of October 1, 2013, the most recent impairment analysis date, the fair value of each reporting unit substantially exceeded its carrying value. As of December 31, 2013, these balances had not materially changed.

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

(b)         successful implementation and improvement of processing systems to provide new products, improved functionality and increased efficiencies;

(c)          anticipation of and response to technological changes, particularly with respect to e-commerce and mobile commerce;

(d)         achieving planned revenue growth throughout the Company, including in the merchant alliance program which involves several alliances not under the sole control of the Company and each of which acts independently of the others, and successful management of pricing pressures through cost efficiencies and other cost-management initiatives;

(e)          no material breach of security of any of the Company’s systems;

(f)           no catastrophic events that could impact the Company’s or its major customer’s operating facilities, communication systems and technology or that has a material negative impact on current economic conditions or levels of consumer spending;

(g)          no adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise;

(h)         successfully adjusting to the new U.S. financial regulatory reform legislation and regulations;

(i)             successful conversions under service contracts with major clients;

(j)            no further consolidation among client financial institutions or other client groups which has a significant impact on Company client relationships and no material loss of business from significant customers of the Company;

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

(o)         no unanticipated developments relating to lawsuits, investigations or similar matters; and

(p)         successfully managing the potential both for patent protection and patent liability.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The Company’s assets include cash equivalents as well as both fixed and floating rate interest-bearing securities. These investments arise primarily from settlement funds held by the Company pending settlement. The continued wind-down of the official check business resulted in a decrease in its investment portfolio balance during the year ended December 31, 2013.

The Company’s interest rate-sensitive liabilities are its debt instruments. The Company’s senior secured term loan facility is subject to variable interest rates. The Company has interest rate swaps on $5.0 billion of the variable rate debt that convert it to fixed rates that expire in September 2016. In addition, the Company has a fixed to floating interest rate swap with a notional value of $750 million expiring in June 2019, to maintain its ratio of fixed to floating rate debt.  Therefore, as of December 31, 2013, the Company had approximately $4.0 billion of variable rate debt that is not subject to a fixed rate swap and includes the fixed to floating interest rate swap.

Using the December 31, 2013 balances, a 10% proportionate increase in short-term interest rates on an annualized basis compared to the interest rates as of December 31, 2013, which for the three month LIBOR was 0.2461%, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of $0.6 million. The $0.6 million decrease to pretax income (due to a 10% increase in variable rates as of December 31, 2013) is a combination of the following: a) $1.0 million increase in interest expense related to the Company’s balance of variable interest rate debt, net of interest rate swaps, and b) $0.4 million increase in interest income associated with operating cash balances, settlement related cash balances, and investment positions. Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax income. Actual interest rates could change significantly more than 10%. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

The Company is exposed to changes in currency rates as a result of its investments in foreign operations, revenues generated in currencies other than the U.S. dollar and foreign currency denominated loans. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates.

In January 2013, the Company’s cross-currency swap with an aggregate notional value of 69.6 million euro expired. In February 2013, the Company incurred $258 million in new term loans of which a portion of the cash proceeds were used to repay all of its outstanding euro-denominated term loan borrowings maturing in 2014 and to pay related fees and expenses. The combined effect of these transactions materially impacted the Company’s pretax income exposure to market risk from foreign currency. During the first quarter of 2013, the Company entered into cross-currency swaps with aggregate notional values of 100.0 million Australian dollars and 200.0 million euro that were designated as hedges of net investments in foreign operations.  During the third quarter of 2013, the Company entered into cross-currency swaps with aggregate notional values of 100.0 million British pounds and 75.0 million Canadian dollars that were designated as hedges of net investments in foreign operations. As of December 31, 2013 and 2012, the company held a cross-currency swap with an aggregate notional value of 115.0 million Australian dollars that was designated as a hedge of a net investment in a foreign operation.  The swap expires in April 2014. Changes in the fair value of these net investment hedges are recorded as part of the cumulative translation adjustment in other comprehensive income (“OCI”).

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which the Company’s revenues and profits are denominated would result in an increase to pretax income of approximately $21.8 million. The increase results from a $76.2 million increase related to foreign exchange on intercompany loans and an $18.9 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the twelve months preceding December 31, 2013. This increase is partially offset by a $70.1 million decrease related to a euro-denominated term loan held by the Company as well as a $3.2 million decrease related to two euro-denominated cross-currency swaps held by the Company. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2013.  Our audits also include the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Data Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 10, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
March 10, 2014

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in millions)	2013	2012	2011
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$3,987.9	$3,896.3	$3,692.8
Check services	286.7	313.9	338.2
Card services (a)	1,687.3	1,737.7	1,750.6
Other services	502.4	504.2	548.4
Product sales and other (a)	837.2	866.7	852.1
Reimbursable debit network fees, postage and other	3,507.4	3,361.5	3,531.5
	10,808.9	10,680.3	10,713.6

Expenses:
Cost of services (exclusive of items shown below)	2,808.8	2,863.5	2,888.4
Cost of products sold	334.0	336.3	369.6
Selling, general and administrative	1,888.8	1,825.4	1,693.7
Reimbursable debit network fees, postage and other	3,507.4	3,361.5	3,531.5
Depreciation and amortization	1,091.3	1,191.6	1,245.0
Other operating expenses:
Restructuring, net	48.0	23.1	46.4
Impairments	—	5.1	—
Litigation and regulatory settlements	8.0	—	(2.5)
	9,686.3	9,606.5	9,772.1
Operating profit	1,122.6	1,073.8	941.5
Interest income	11.1	8.8	7.9
Interest expense	(1,880.7)	(1,897.8)	(1,833.1)
Other income (expense)	(46.9)	(94.3)	124.1
	(1,916.5)	(1,983.3)	(1,701.1)
Loss before income taxes and equity earnings in affiliates	(793.9)	(909.5)	(759.6)
Income tax expense (benefit)	86.5	(224.0)	(270.1)
Equity earnings in affiliates	188.3	158.2	153.4
Net loss	(692.1)	(527.3)	(336.1)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	177.0	173.6	180.0
Net loss attributable to First Data Corporation	$(869.1)	$(700.9)	$(516.1)

(a)         Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $164.2 million, $159.8 million and $146.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in millions)	2013	2012	2011
Net loss	$(692.1)	$(527.3)	$(336.1)
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	1.2	0.2	0.8
Unrealized gains on hedging activities	—	72.2	99.6
Pension liability adjustments	40.8	(38.6)	(23.9)
Foreign currency translation adjustment	(77.1)	15.7	(44.9)
Total other comprehensive income (loss), net of tax	(35.1)	49.5	31.6
Comprehensive loss	(727.2)	(477.8)	(304.5)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	178.4	176.9	173.1
Comprehensive loss attributable to First Data Corporation	$(905.6)	$(654.7)	$(477.6)

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except common stock share amounts)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$425.3	$608.3
Accounts receivable, net of allowance for doubtful accounts of $32.4 (2013) and $33.3 (2012)	1,763.9	1,847.7
Settlement assets	7,541.8	9,173.8
Other current assets	345.1	253.6
Total current assets	10,076.1	11,883.4
Property and equipment, net of accumulated depreciation of $1,149.9 (2013) and $1,024.3 (2012)	849.4	855.8
Goodwill	17,247.8	17,282.5
Customer relationships, net of accumulated amortization of $4,418.3 (2013) and $3,839.0 (2012)	3,162.3	3,756.3
Other intangibles, net of accumulated amortization of $1,743.5 (2013) and $1,544.0 (2012)	1,719.6	1,828.6
Investment in affiliates	1,334.3	1,413.1
Long-term settlement assets	15.2	54.3
Other long-term assets	835.1	825.0
Total assets	$35,239.8	$37,899.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$287.8	$260.9
Short-term and current portion of long-term borrowings	146.3	257.1
Settlement obligations	7,553.4	9,226.3
Other current liabilities	1,630.5	1,600.6
Total current liabilities	9,618.0	11,344.9
Long-term borrowings	22,556.8	22,528.9
Long-term deferred tax liabilities	553.0	509.5
Other long-term liabilities	750.1	821.9
Total liabilities	33,477.9	35,205.2
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	69.1	67.4
First Data Corporation stockholder’s deficit:
Common stock, $0.01 par value; authorized and issued 1,000 shares (2013 and 2012)	—	—
Additional paid-in capital	7,384.0	7,341.5
Paid-in capital	7,384.0	7,341.5
Accumulated loss	(8,284.9)	(7,387.8)
Accumulated other comprehensive loss	(588.7)	(552.2)
Total First Data Corporation stockholder’s deficit	(1,489.6)	(598.5)
Noncontrolling interests	3,182.4	3,224.9
Total equity	1,692.8	2,626.4
Total liabilities and equity	$35,239.8	$37,899.0

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in millions)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(692.1)	$(527.3)	$(336.1)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,211.9	1,330.9	1,344.2
Charges (gains) related to other operating expenses and other income (expense)	102.9	122.5	(77.7)
Other non-cash and non-operating items, net	(8.8)	(40.2)	27.7
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	63.3	(49.8)	256.7
Other assets, current and long-term	2.8	260.0	239.3
Accounts payable and other liabilities, current and long-term	(1.2)	(34.6)	(1.2)
Income tax accounts	(6.1)	(294.1)	(337.3)
Net cash provided by operating activities	672.7	767.4	1,115.6
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(12.1)	(32.9)	(19.2)
Contributions to equity method investments	—	(7.9)	(161.5)
Payments related to other businesses previously acquired	0.2	(4.4)	3.2
Proceeds from dispositions, net of expenses paid and cash disposed	18.1	—	1.7
Proceeds from sale of property and equipment	11.8	8.0	17.1
Additions to property and equipment	(194.1)	(193.1)	(202.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(184.4)	(177.2)	(201.9)
Other investing activities	7.4	10.4	4.9
Net cash used in investing activities	(353.1)	(397.1)	(558.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(109.6)	99.1	(107.3)
Accrued interest funded upon issuance of notes	48.7	6.5	—
Debt modification (payments) proceeds and related financing costs	(59.0)	10.8	(39.7)
Principal payments on long-term debt	(92.2)	(83.3)	(104.5)
Proceeds from sale-leaseback transactions	—	13.8	14.2
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(224.5)	(261.9)	(327.3)
Contributions from noncontrolling interests	—	—	0.8
Purchase of noncontrolling interests	(23.7)	(25.1)	—
Capital contributed by Parent	6.5	—	—
Redemption of Parent’s redeemable common stock	(8.3)	(1.7)	(0.5)
Cash dividends	(28.0)	(6.7)	(0.2)
Net cash used in financing activities	(490.1)	(248.5)	(564.5)
Effect of exchange rate changes on cash and cash equivalents	(12.5)	0.8	(16.3)
Change in cash and cash equivalents	(183.0)	122.6	(23.8)
Cash and cash equivalents at beginning of period	608.3	485.7	509.5
Cash and cash equivalents at end of period	$425.3	$608.3	$485.7

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

		First Data Corporation Shareholder
(in millions)	Total	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2010	$4,059.9	$(6,163.9)	$(636.9)	—	$7,395.1	$3,465.6

Distributions and dividends paid to noncontrolling interests	(296.1)					(296.1)
Contributions from noncontrolling interests	0.8					0.8
Net (loss) income (a)	(368.1)	(516.1)				148.0
Other comprehensive income (loss)	31.6		38.5			(6.9)
Adjustments to redemption value of redeemable noncontrolling interest	(38.6)				(38.6)
Stock compensation expense and other	18.7				18.7
Cash dividends paid by First Data Corporation to Parent	(0.2)	(0.2)
Balance, December 31, 2011	3,408.0	(6,680.2)	(598.4)	—	7,375.2	3,311.4

Distributions and dividends paid to noncontrolling interests	(225.9)					(225.9)
Net (loss) income (a)	(563.3)	(700.9)				137.6
Other comprehensive income	49.5		46.2			3.3
Stock compensation expense and other	12.4				12.4
Cash dividends paid by First Data Corporation to Parent	(6.7)	(6.7)
Purchase of noncontrolling interest	(47.6)				(46.1)	(1.5)
Balance, December 31, 2012	2,626.4	(7,387.8)	(552.2)	—	7,341.5	3,224.9

Distributions and dividends paid to noncontrolling interests	(190.0)					(190.0)
Net (loss) income (a)	(726.2)	(869.1)				142.9
Other comprehensive income (loss)	(35.1)		(36.5)			1.4
Adjustment to redemption value of redeemable noncontrolling interest	(2.0)				(2.0)
Stock compensation expense and other	32.2				32.2
Capital contributed by Parent	6.5				6.5
Cash dividends paid by First Data Corporation to Parent	(28.0)	(28.0)
Purchase of noncontrolling interest	9.0				5.8	3.2
Balance, December 31, 2013	$1,692.8	$(8,284.9)	$(588.7)	—	$7,384.0	$3,182.4

(a)         The total net loss presented in the Consolidated Statements of Equity for the twelve months ended December 31, 2013, 2012 and 2011 is $34.1 million, $36.0 million and $32.0 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

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

The Company consolidates an entity’s financial statements when the Company either will absorb a majority of the entity’s expected losses or residual returns, in the case of a variable interest entity, or has the ability to exert control over a subsidiary. Control is normally established when ownership interests exceed 50% in an entity; however, when the Company does not exercise control over a majority-owned entity as a result of other investors having rights over the management and operations of the entity, the Company accounts for the entity under the equity method. As of December 31, 2013 and 2012, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated.

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

	Year ended December 31,
(in millions)	2013	2012	2011
Amortization of initial payments for new contracts	$41.5	$44.5	$42.5
Amortization related to equity method investments	$79.1	$94.8	$56.7

In 2011, the Company recorded a net $58.5 million pretax ($35.2 million after tax) benefit in the Consolidated Statement of Operations to correct cumulative depreciation and amortization errors related to purchase accounting associated with the Company’s 2007 merger with an affiliate of Kohlberg Kravis Roberts & Co. The corrections impacted “Costs of services” ($10.2 million expense), “Depreciation and amortization” ($57.7 million benefit) and amortization of equity method investments within “Equity earnings in affiliates” ($11.0 million benefit). The errors and the cumulative correction, which totaled $58.5 million in aggregate and occurred over a four year period, were deemed immaterial to prior years and 2011, respectively.

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

Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows:

	Year ended December 31,
(in millions)	2013	2012	2011
Interchange fees and assessments	$19,367.7	$18,373.0	$18,826.1
Debit network fees	$2,914.9	$2,786.3	$2,959.1

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s contingent obligation relates to imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “Cost of services” in the Company’s Consolidated Statements of Operations. The amount of the reserves attributable to entities consolidated by the Company was $24.1 million and $23.4 million as of December 31, 2013 and 2012, respectively.

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

	As of December 31,
(in millions)	2013	2012
Accrued warranty balances	$9.4	$10.9
Accrued recovery balances	$27.2	$24.8

Accrued warranties are included in “Other current liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets. The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.2 billion as of December 31, 2013 which represented an estimate of the total uncleared checks at that time.

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

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory requirements are included in “Other long-term assets” in the Consolidated Balance Sheets and were immaterial as of December 31, 2013 and 2012.

Accounts Receivable and Leasing Receivables

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has infrequently incurred significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. Long-term accounts receivable balances are included in “Other long-term assets” in the Consolidated Balance Sheets.

The Company has receivables associated with its POS terminal leasing businesses. Leasing receivables are included in “Accounts receivable” and “Other long-term assets” in the Consolidated Balance Sheets. The Company recognizes interest income on its leasing receivables using the effective interest method. Interest income from leasing receivables is included in “Product Sales and Other” in the Consolidated Statements of Operations. For direct financing leases, the interest rate used incorporates initial direct costs included in the net investment in the lease. For sales type leases, initial direct costs are expensed as incurred.

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

Year ended December 31,
(in millions)	Amount
2013	$288.4
2012	$284.5
2011	$292.1

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

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. The Company estimates the fair value of each reporting unit using a discounted cash flow analysis. The Company performed its annual goodwill impairment test in the fourth quarters of 2013, 2012 and 2011. As of October 1, 2013, the most recent impairment analysis date, the fair value of each reporting unit substantially exceeded its carrying value. The Company did not record any goodwill impairment charges in 2013 or 2011. Discussion of impairments that were recorded in 2012 is included in Note 7 of these Consolidated Financial Statements.

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

Year ended December 31,
(in millions)	Amount
2013	$923.5
2012	$1,046.4
2011	$1,052.1

The value of the First Data trade name is $603.5 million as of December 31, 2013 and 2012. Upon consideration of many factors, including the determination that there are no legal, regulatory or contractual provisions that limit the useful life of the First Data trade name, the Company determined that the First Data trade name had an indefinite useful life. The Company also considered the effects of obsolescence, demand, competition, other economic factors and ability to maintain and protect the trade name without significant expenditures. The First Data trade name is expected to contribute directly or indirectly to the future cash flows of the Company for an indefinite period. As an indefinite lived asset, the First Data trade name is not amortized but is reviewed annually for impairment until such time as it is determined to have a finite life. The First Data trade name was not impaired as of December 31, 2013 or 2012.

The following table provides the components of other intangibles:

	As of December 31,
			2013			2012
		2013	Net of		2012	Net of
	2013	Accumulated	Accumulated	2012	Accumulated	Accumulated
(in millions)	Cost	Amortization	Amortization	Cost	Amortization	Amortization
Customer relationships	$7,580.6	$(4,418.3)	$3,162.3	$7,595.3	$(3,839.0)	$3,756.3

Other intangibles:
Conversion costs	$166.6	$(71.3)	$95.3	$154.3	$(56.7)	$97.6
Contract costs	218.0	(110.8)	107.2	222.2	(119.6)	102.6
Software	1,649.4	(1,264.3)	385.1	1,544.7	(1,098.0)	446.7
Other, including trade names	1,429.1	(297.1)	1,132.0	1,451.4	(269.7)	1,181.7
Total other intangibles	$3,463.1	$(1,743.5)	$1,719.6	$3,372.6	$(1,544.0)	$1,828.6

The estimated future aggregate amortization expense for the next five years is as follows:

Year ended December 31,
(in millions)	Amount
2014	$779.7
2015	$689.9
2016	$526.0
2017	$439.1
2018	$383.0

The Company tests contract and conversion costs greater than $1 million for recoverability on an annual basis by comparing the remaining expected undiscounted cash flows under the contract to the net book value. Any assets that are determined to be unrecoverable are written down to their fair value. In addition to this annual test, these assets and all other long lived assets are tested for impairment upon an indicator of potential impairment.  The Company recorded impairment charges relating to other intangibles in 2012 as described in Note 7 of these Consolidated Financial Statements.

Inventory

Inventories are stated at lower of cost or market and consist primarily of POS terminals, forms and envelopes. The cost of inventory is determined using average cost for POS terminals and first-in first-out (“FIFO”) for forms.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Securities

The Company maintains investments in marketable and non-marketable securities, the majority of which are carried at fair value.  These are included in the “Settlement assets”, “Other current assets”, “Long-term settlement assets” and “Other long-term assets” line items of the Consolidated Balance Sheets.

The specific identification method is used to determine the cost basis of securities sold. As of December 31, 2013 and 2012, all of the debt and equity securities were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of OCI, net of any related tax effect. The Company assesses marketable securities for impairment quarterly. Cost method investments are evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment.  If no such events or changes in circumstances have occurred, the fair value is estimated only if practicable to do so.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2: Restructuring

The Company recorded restructuring charges during the three years ended December 31, 2013. Restructuring accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Consolidated Statements of Operations caption in which they were originally recorded. Such reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
	Approximate	Retail and			All Other
	Number of	Alliance	Financial		and
(in millions)	Employees	Services	Services	International	Corporate	Totals
Year ended December 31, 2013
Restructuring charges	880	$(17.9)	$(8.7)	$(1.7)	$(25.3)	$(53.6)
Restructuring accrual reversals		2.2	0.5	1.6	1.3	5.6
Total pretax charge, net of reversals		$(15.7)	$(8.2)	$(0.1)	$(24.0)	$(48.0)

Year ended December 31, 2012
Restructuring charges	650	$(7.5)	$—	$(18.5)	$(2.2)	$(28.2)
Restructuring accrual reversals		1.0	—	2.8	1.3	5.1
Total pretax charge, net of reversals		$(6.5)	$—	$(15.7)	$(0.9)	$(23.1)

Year ended December 31, 2011
Restructuring charges	750	$(2.8)	$(10.5)	$(34.2)	$(3.8)	$(51.3)
Restructuring accrual reversals		1.1	—	2.5	1.3	4.9
Total pretax charge, net of reversals		$(1.7)	$(10.5)	$(31.7)	$(2.5)	$(46.4)

2013. The Company recorded restructuring charges during 2013 in connection with management’s alignment of the business with strategic objectives and cost savings initiatives as well as refinements of estimates. During 2013, the Company also recorded restructuring charges in connection with the departure of executive officers. The Company expects to record additional charges in 2014 associated with similar events as well as certain relocation efforts in the U.S.

2012. The Company recorded restructuring charges during 2012 primarily related to employee reduction and certain employee relocation efforts in Germany. Additional restructuring charges were recorded in 2012 in connection with management’s alignment of the business with strategic objectives as well as refinements of estimates.

2011. The 2011 restructurings resulted from the elimination of management and other positions as part of the Company aligning the business with strategic objectives. Partially offsetting the charges were reversals of excess 2009 and 2010 restructuring accruals as well as reversals resulting from the refinement of 2011 estimates.

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2012 and 2013:

	Employee	Facility
(in millions)	Severance	Closure
Remaining accrual as of January 1, 2012	$16.7	$0.9
Expense provision	28.2	—
Cash payments and other	(26.8)	(0.8)
Changes in estimates	(5.0)	(0.1)
Remaining accrual as of December 31, 2012	13.1	—
Expense provision	53.6	—
Cash payments and other	(40.0)	—
Changes in estimates	(5.6)	—
Remaining accrual as of December 31, 2013	$21.1	$—

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3: Business Combinations, Asset Acquisitions and Dispositions

	Initial Consideration (b)
Businesses and Assets Acquired (a)	Month	Total	Cash
	(in millions)
2013:
Perka, Inc.	October	$26.3	$13.2

2012:
Purchase of noncontrolling interest in Omnipay (c)	April	$48.8	$48.8
Clover Network, Inc.	December	56.1	36.1
Merchant portfolio acquisitions		1.9	1.9
		$106.8	$86.8

2011:
Merchant portfolio acquisitions		$19.2	$19.2

(a)                  Includes businesses and assets consolidated by the Company upon acquisition.  For information related to equity method investments refer to Note 18 of these Consolidated Financial Statements.

(b)                  Initial consideration includes cash paid, payment of assumed debt and contingent consideration as applicable.

(c)                   Approximately $25 million of consideration was paid in 2012 with the remainder paid in 2013.

2013 Acquisitions

In October 2013, the Company acquired Perka Inc., a provider of a mobile marketing and consumer loyalty solution, for total consideration of $26.2 million, net of cash acquired. The transaction consisted of net cash consideration of $12.1 million, a contingent payment of $6.3 million further described in Note 7, a payment of assumed debt of $1.0 million, and a deferred payment of $6.8 million to be paid in October 2014. The acquisition will be reported as part of the Retail and Alliance Services segment.

2012 Acquisitions

In April 2012, the Company acquired the remaining approximately 30 percent noncontrolling interest in Omnipay for approximately 37.1 million euro, of which 19.0 million euro ($25.1 million) was paid in April 2012 and the remaining 18.1 million euro ($23.7 million) was paid in April 2013.

In December 2012, the Company acquired 100% of Clover Network, Inc., a provider of payment network services for total consideration of $54.1 million, net of cash acquired. The transaction consisted of net cash consideration of $34.1 million as well as a series of contingent payments based on the achievement of specified sales targets. These contingent payments are classified as purchase consideration if made to outside investors and compensation if made to current and future employees.  As part of the purchase price, the Company recorded a $20 million liability for the contingent consideration due to outside investors based upon the net present value of the Company’s estimate of the future payments.  The acquisition will be reported as part of the Retail and Alliance Services segment. Refer to Note 7 for additional information regarding the liability for contingent consideration.

2012 Disposition

During the year ended December 31, 2012, contingent consideration was recorded related to a small divestiture. The transaction called for a series of contingent payments based on revenue over three years. As part of the sale price, the Company recorded a $14 million asset for the contingent consideration due based upon the net present value of the Company’s estimate of future receipts from the buyer. Refer to Note 7 for additional information regarding the asset for contingent consideration.

2011 Disposition

In November 2011, the Company contributed the assets of its transportation business to an alliance in exchange for a 30% noncontrolling interest in that alliance, as discussed in further detail in Note 18 of these Consolidated Financial Statements, and accordingly, the transportation business was deconsolidated.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Information

The following table outlines the net assets acquired and net cash paid for acquisitions (at date of acquisition) for businesses and assets other than equity method investments:

	Year ended December 31,
(in millions)	2013	2012	2011
Fair value of net assets acquired	$26.3	$106.8	$19.2
Less non-cash consideration	(13.1)	(43.7)	—
Less cash acquired	(0.1)	(2.0)	—
Cash payments related to prior year acquisitions	23.7	—	—
Net cash paid for acquisitions	$36.8	$61.1	$19.2

The following table presents changes to goodwill for the years ended December 31, 2012 and 2013:

	Retail and			All Other
	Alliance	Financial		and	Divested
(in millions)	Services	Services	International	Corporate	Operations	Totals
Balance as of January 1, 2012
Goodwill	$14,022.9	$3,451.4	$2,607.6	$177.0	$181.3	$20,440.2
Accumulated impairment losses	(1,106.5)	(1,395.2)	(375.6)	(177.0)	(181.3)	(3,235.6)
	12,916.4	2,056.2	2,232.0	—	—	17,204.6
Acquisitions	48.9	—	—	—	—	48.9
Impairments	—	(4.5)	—	—	—	(4.5)
Other adjustments (primarily foreign currency)	—	—	33.5	—	—	33.5
Balance as of December 31, 2012
Goodwill	14,071.8	3,451.4	2,641.1	177.0	181.3	20,522.6
Accumulated impairment losses	(1,106.5)	(1,399.7)	(375.6)	(177.0)	(181.3)	(3,240.1)
	12,965.3	2,051.7	2,265.5	—	—	17,282.5
Acquisitions	24.4	—	—	—	—	24.4
Impairments	—	—	—	—	—	—
Other adjustments (primarily foreign currency)	(0.7)	—	(58.4)	—	—	(59.1)
Balance as of December 31, 2013
Goodwill	14,095.5	3,451.4	2,582.7	177.0	181.3	20,487.9
Accumulated impairment losses	(1,106.5)	(1,399.7)	(375.6)	(177.0)	(181.3)	(3,240.1)
	$12,989.0	$2,051.7	$2,207.1	$—	$—	$17,247.8

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	As of December 31,
(in millions)	2013	2012
Settlement assets:
Current settlement assets:
Cash and cash equivalents	$1,576.7	$3,790.4
Investment securities	71.2	125.6
Due from card associations and bank partners	5,102.5	4,523.4
Due from merchants	791.4	734.4
	7,541.8	9,173.8
Long-term settlement assets:
Investment securities	15.2	54.3
	$7,557.0	$9,228.1
Settlement obligations:
Current settlement obligations:
Payment instruments outstanding	$164.1	$289.9
Card settlements due to merchants	7,389.3	8,936.4
	$7,553.4	$9,226.3

The changes in settlement assets and obligations are presented on a net basis within operating activities in the Consolidated Statements of Cash Flows. However, because the changes in the settlement assets balance exactly offset changes in settlement obligations, the activity nets to zero.

Refer to Note 5 of these Consolidated Financial Statements for information concerning the Company’s investment securities.

Note 5: Investment Securities

The majority of the Company’s investment securities are a component of settlement assets and represent the investment of funds received by the Company from prior sales of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities, excluding those classified as cash equivalents, within current settlement assets primarily consisted of municipal obligations as of December 31, 2013 and 2012.  The Company’s long-term settlement assets were primarily comprised of student loan auction rate securities (“SLARS”) as of December 31, 2013 and 2012. Realized gains and losses and OTTI on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments, primarily cost method investments, which are included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets and are discussed further below. Realized gains and losses on these investments are recorded in the “Other income (expense)” line item of the Consolidated Statements of Operations described in Note 9 of these Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal components of the Company’s investment securities are as follows:

(in millions)	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)/(c)	Fair Value (d)
As of December 31, 2013
Student loan auction rate securities	$8.5	$0.7	$—	$—	$9.2
State and municipal obligations	74.8	—	—	—	74.8
Preferred stock	0.1	2.9	—	—	3.0
Total available-for-sale securities	83.4	3.6	—	—	87.0
Cost method investments	8.9	—	—	—	8.9
Totals	$92.3	$3.6	$—	$—	$95.9

As of December 31, 2012
Student loan auction rate securities	$37.6	$1.2	$—	$—	$38.8
Corporate bonds	6.6	—	—	—	6.6
State and municipal obligations	134.5	—	(0.1)	—	134.4
Preferred stock	0.1	0.5	—	—	0.6
Total available-for-sale securities	178.8	1.7	(0.1)	—	180.4
Cost method investments	13.4	—	—	—	13.4
Totals	$192.2	$1.7	$(0.1)	$—	$193.8

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

The following table presents additional information regarding available-for-sale securities:

	Year ended December 31,
(in millions)	2013	2012	2011
Proceeds from sales (a)	$276.5	$290.7	$394.5
Purchases	$182.9	$194.1	$269.7
Gross realized gains included in earnings as a result of sales (a)	$1.7	$4.4	$3.6
Gross realized losses included in earnings as a result of sales (a)	$—	$—	$(2.9)
Gross losses included in earnings as a result of impairment	$—	$—	$(5.2)
Net unrealized gains or (losses) included in OCI, net of tax	$2.2	$2.9	$(2.0)
Net gains or (losses) reclassified out of OCI into earnings, net of tax	$1.0	$2.7	$(2.8)

(a)                  Includes activity resulting from sales, liquidations, maturities and redemptions.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents maturity information for the Company’s investments in debt securities as of December 31, 2013:

(in millions)	Fair Value
Due within one year	$71.2
Due after one year through five years	3.5
Due after five years through 10 years	—
Due after 10 years	9.3
Total debt securities	$84.0

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of December 31, 2013, there were no indicators of impairment. During the third quarter of 2012, the Company recognized an impairment of $8.7 million related to a cost method investment due to uncertainty regarding the investee’s viability as a going concern. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of December 31, 2013, it was deemed impracticable to estimate the fair value on $3.6 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments.

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

Accounting for Derivative Instruments as Hedging Activities

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Summary of Derivative Instruments

The Company’s derivative instruments portfolio was comprised of the following:

		December 31,
Notional value (in millions)	Currency	2013	2012
Derivatives not designated as hedging instruments:
Interest rate contracts	USD	5,750.0	5,750.0
Foreign exchange contracts	EUR	21.5	91.1
Derivatives designated as hedging instruments:
Foreign exchange contracts	AUD	215.0	115.0
Foreign exchange contracts	EUR	200.0	—
Foreign exchange contracts	GBP	100.0	—
Foreign exchange contracts	CAD	75.0	—

Derivatives Not Designated as Hedging Instruments.  During the twelve months ended December 31, 2013 and 2012, the Company held certain derivative instruments that functioned as economic hedges but no longer qualified or were not designated to qualify for hedge accounting. Such instruments included cross-currency swaps held in order to mitigate foreign currency exposure on intercompany loans and a portion of the Company’s net investment in its European operations, interest rate swaps held in order to mitigate the exposure to interest rate fluctuations on interest payments related to variable rate debt and a fixed to floating interest rate swap held to maintain a desired ratio of fixed and variable rate debt.

Interest rate swaps with a combined notional value of $5.0 billion expired in September 2012. The Company held forward-starting interest rate swaps with a combined notional value of $5.0 billion, which became effective upon expiration of the prior instruments. The interest rate swaps are intended to mitigate exposure to fluctuations in interest rates and will expire in September 2016. The Company did not designate the swaps as hedges for accounting purposes.

The Company holds a fixed to floating interest rate swap in order to preserve the ratio of fixed and floating debt.  The swap has a notional value of $750.0 million and expires on June 15, 2019, but is subject to a mandatory put that will result in cash settlement on June 15, 2015.

During 2012 and 2011, certain interest rate swaps previously designated as hedges for accounting purposes ceased to qualify for hedge accounting treatment.  The Company therefore de-designated the hedges and ceased to apply hedge accounting from the beginning of the quarter during which the respective de-designations occurred. The amount carried in OCI as of the date of de-designation was subsequently reclassified into earnings in the same periods during which the forecasted transactions affected earnings. As of December 31, 2013, there are no amounts carried in OCI related to interest rate swaps that are expected to be reclassified into the Consolidated Statements of Operations.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Designated as Hedging Instruments.

Hedges of net investments in foreign operations. During 2013, the Company entered into cross-currency swaps with aggregate notional values of 100.0 million Australian dollars expiring in January 2018, 200.0 million euro expiring in January 2016, 100.0 million British pounds expiring in August 2016 and 75.0 million Canadian dollars expiring in August 2016 that were designated as hedges of net investments in foreign operations.  As of December 31, 2013 and 2012, the company held a cross-currency swap with an aggregate notional value of 115.0 million Australian dollars that was designated as a hedge of a net investment in a foreign operation.  The swap expires in April 2014.

Cash flow hedges. As of December 31, 2013 and 2012, the Company did not have any interest rate swaps that were designated as cash flow hedges of the variability in the interest payments on its debt. As of December 31, 2011, the Company held interest rate swaps which were designated as cash flow hedges of the variability in the interest payments on $500 million of variable rate senior secured term loans which expired in September 2012 that ceased to be highly effective in offsetting the variability in the interest payments, due in part to their approaching maturity dates, and were de-designated. Until the de-designation date of these cash flow hedges, the Company followed the hypothetical derivative method to measure hedge ineffectiveness which resulted mostly from the hedges being off-market at the time of designation, and any ineffectiveness was recognized immediately in the Consolidated Statements of Operations.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets, derivative gains and losses in the Consolidated Statements of Operations and accumulated derivative gains and losses in OCI, refer to the tables presented below.

Fair Value of Derivative Instruments

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of December 31, 2013
(in millions)	Assets (a)(c)	Liabilities (b)(c)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$16.9	$(30.3)
Derivatives not designated as hedging instruments:
Interest rate contracts	47.2	(119.8)
Foreign exchange contracts	—	(2.9)
Total derivatives not designated as hedging instruments	47.2	(122.7)
Total derivatives	$64.1	$(153.0)

	As of December 31, 2012
(in millions)	Assets (a)(c)	Liabilities (b)(c)
Derivatives designated as hedging instruments:
Foreign exchange contract	$—	$(32.8)
Derivatives not designated as hedging instruments:
Interest rate contracts	90.8	(137.7)
Foreign exchange contracts	10.1	(1.6)
Total derivatives not designated as hedging instruments	100.9	(139.3)
Total derivatives	$100.9	$(172.1)

(a)                  Derivative assets are included in the “Other current assets” and “Other long-term assets” lines of the Consolidated Balance Sheets.

(b)                  Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

(c)                   The Company’s policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements.  Of the balances included in the table above, $64.1 million of assets and $124.7 million of liabilities, net $60.6 million, as of December 31, 2013 and $100.9 million of assets and $126.0 million of liabilities, net $25.1 million, as of December 31, 2012 are subject to master netting agreements with the counterparties.  The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Year ended December 31,
	2013		2012		2011
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$—	—	$—	—	$61.3	—
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	—	—	(114.9)	—	(93.0)	—
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	—	—	—	(2.3)	—
Derivatives in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$—	14.2	$—	(9.2)	$—	(9.4)
Amount of gain or (loss) recognized in income (ineffective portion) (b)	—	—	—	—	—	—
Derivatives not designated as hedging instruments
Amount of gain or (loss) recognized in income (b)	$(22.7)	(1.7)	$(89.9)	(1.5)	$58.0	2.5

(a)                  Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations.

(b)                  Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations.

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income for the years ended December 31, 2013 and 2012 related to derivative instruments classified as cash flow hedges and a net investment hedge held by the Company:

	Year ended December 31,
(in millions, after tax)	2013	2012
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(21.1)	$(87.6)
Less: Reclassifications into earnings from other comprehensive income (loss)	—	72.2
	(21.1)	(15.4)
Increase in fair value of derivatives that qualify for hedge accounting (a)	8.8	(5.7)
Accumulated loss included in other comprehensive income (loss) at end of the period	$(12.3)	$(21.1)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7: Fair Value Measurement

Fair value of financial instruments

Carrying amounts for certain of the Company’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments:

	As of December 31, 2013		As of December 31, 2012
(in millions)	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$71.2	$71.2	$125.6	$125.6
Long-term investment securities	$15.2	$15.2	$54.3	$54.3
Other current assets:
Derivative financial instruments	$0.9	$0.9	$11.1	$11.1
Other long-term assets:
Long-term investment securities	$0.6	$0.6	$0.5	$0.5
Cost method investments	$8.9	$8.9	$13.4	$13.4
Derivative financial instruments	$63.2	$63.2	$89.8	$89.8
Other current liabilities:
Derivative financial instruments	$16.3	$16.3	$0.3	$0.3
Long-term borrowings:
Long-term borrowings	$22,556.8	$24,020.3	$22,528.9	$22,732.6
Other long-term liabilities:
Derivative financial instruments	$136.7	$136.7	$171.8	$171.8

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy described above:

	As of December 31, 2013
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$9.2	$9.2
State and municipal obligations	—	74.2	—	74.2
Preferred stock	3.0	—	—	3.0
Total settlement assets	3.0	74.2	9.2	86.4

Other current assets:
Interest rate swap contracts	—	0.9	—	0.9
Other long-term assets:
Available-for-sale securities	—	0.6	—	0.6
Foreign currency derivative contracts	—	16.9	—	16.9
Interest rate swap contracts	—	46.3	—	46.3
Total assets at fair value	$3.0	$138.9	$9.2	$151.1

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$0.6	$—	$0.6
Foreign currency derivative contracts	—	15.7	—	15.7
Other long-term liabilities:
Foreign currency derivative contracts	—	17.5	—	17.5
Interest rate swap contracts	—	119.2	—	119.2
Contingent consideration	—	—	26.3	26.3
Total liabilities at fair value	$—	$153.0	$26.3	$179.3

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

Settlement assets - student loan auction rate securities.  Due to the lack of observable market activity for the SLARS held by the Company as of December 31, 2013, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. Due to the use of unobservable inputs, these instruments are classified as Level 3 within the fair value hierarchy. For additional information regarding the SLARS, refer to Note 5 of these Consolidated Financial Statements.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance as of January 1, 2012	$170.5
Total realized gains included in product sales and other	4.4
Sales	(135.6)
Settlements	(0.5)
Transfers in (out) of Level 3	—
Ending balance as of December 31, 2012	38.8
Total realized gains included in product sales and other	1.7
Total unrealized losses included in other comprehensive income	(0.5)
Sales	(30.8)
Transfers in (out) of Level 3	—
Ending balance as of December 31, 2013	$9.2

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Settlement assets - other available-for-sale securities.  Prices for the municipal and corporate securities are not quoted on active exchanges but are priced through an independent third-party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, from other market inputs. Bonds were previously valued under a market approach using observable inputs including reported trades, benchmark yields, broker/dealer quotes, issuer spreads and other standard inputs. Municipal paper was valued under a market approach using observable inputs including maturity date, issue date, credit rating, current commercial paper rates and settlement date.

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

Contingent liabilities.  As discussed in Note 3 of these Consolidated Financial Statements, during the year ended December 31, 2013, contingent consideration was recorded related to the acquisition of Perka, Inc. The transaction called for cash consideration as well as contingent payments for achievement of certain milestones. As part of the purchase price, the Company recorded a $6.3 million liability for the contingent consideration. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date. The primary assumption is the estimated number of merchant locations that will be using the software in the next three years.

During the year ended December 31, 2012, contingent consideration was recorded related to the acquisition of Clover Network, Inc. The transaction called for cash consideration as well as a series of contingent payments based on the achievement of specified sales targets. These contingent payments are classified as purchase consideration if made to outside investors and compensation if made to current and future employees. As part of the purchase price, the Company recorded a $20 million liability for the contingent consideration due to outside investors based upon the net present value of the Company’s estimate of the future payments. Subsequent measurements are made using the same methodology. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date. The primary assumption is the estimated number of merchant locations that will be using the software in the next three years.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Contingent consideration
Beginning balance as of January 1, 2012	$—
Initial estimate of contingent consideration	20.0
Contingent consideration payments	—
Change in fair value of contingent consideration	—
Ending balance as of December 31, 2012	20.0
Initial estimate of contingent consideration	6.3
Contingent consideration payments	—
Change in fair value of contingent consideration	—
Ending balance as of December 31, 2013	$26.3

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the year ended December 31, 2013, the Company did not record any adjustments to the carrying value of existing assets based on non-recurring fair value measurements.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair values of the impaired assets were estimated primarily using a discounted cash flow analysis for 2012 based on management’s current cash flow projections and using assumptions that management believed were consistent with market participant assumptions. The inputs to the valuations were largely unobservable, and the measurements were accordingly classified as Level 3. The majority of these assets were deemed fully impaired. All key assumptions and valuations were determined by and are the responsibility of management. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. The fair value will be measured on a non-recurring basis. Significant judgment is employed in determining the appropriateness of these assumptions.

Also during the year ended December 31, 2012, contingent consideration was recorded related to a small divestiture. The transaction called for a series of contingent payments based on revenue over three years. As part of the sale price, the Company recorded a $14 million asset for the contingent consideration due based upon the net present value of the Company’s estimate of future receipts from the buyer. During 2013, the asset for contingent consideration decreased due to collections and as of December 31, 2013 totaled $8.3 million.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8: Borrowings

	As of December 31,
(in millions)	2013	2012
Short-term borrowings
Senior secured revolving credit facility	$—	$—
Foreign lines of credit and other arrangements	68.7	177.2
Total short-term borrowings	68.7	177.2

Current portion of long-term borrowings (a):
4.70% Unsecured notes due 2013, net of unamortized discount of $0.4	—	14.7
4.85% Unsecured notes due 2014, net of unamortized discount of $0.1	3.7
Capital lease obligations	73.9	65.2
Total current portion of long-term borrowings	77.6	79.9

Long-term borrowings (a):
Senior secured term loan facility due 2014, net of unamortized discount of $1.3	—	253.9
Senior secured term loan facility due 2017, net of unamortized discount of $23.3 and $12.7	2,657.8	2,658.6
Senior secured term loan facility due March 2018, net of unamortized discount of $22.1 and $27.3	4,655.6	4,633.3
Senior secured term loan facility due September 2018, net of unamortized discount of $27.5 and $21.4	980.5	728.6
7.375% Senior secured first lien notes due 2019, net of unamortized discount of $22.9 and $27.0	1,572.1	1,568.0
8.875% Senior secured first lien notes due 2020, net of unamortized discount of $11.8 and $13.6	498.2	496.4
6.75% Senior secured first lien notes due 2020, net of unamortized discount of $25.7 and $29.4	2,124.3	2,120.6
8.25% Senior secured second lien notes due 2021, net of unamortized discount of $12.5 and $14.3	1,987.2	1,985.4
8.75%/10.00% PIK toggle senior secured second lien notes due 2022 (b), net of unamortized discount of $6.5 and $7.3	993.5	992.7
12.625% Senior unsecured notes due 2021, net of unamortized discount of $18.8 and $21.5	2,981.2	2,978.5
9.875% Senior unsecured notes due 2015	—	783.5
10.55% Senior unsecured notes due 2015	—	748.4
10.625% Senior unsecured notes due 2021, net of unamortized discount of $27.4	787.6	—
11.25% Senior unsecured notes due 2021, net of unamortized discount of $27.0	758.0	—
11.25% Senior unsecured subordinated notes due 2016	750.0	2,500.0
11.75% Senior unsecured subordinated notes due 2021, net of unamortized discount of $38.0	1,712.0	—
4.85% Unsecured notes due 2014, net of unamortized discount of $0.3		3.5
4.95% Unsecured notes due 2015, net of unamortized discount of $0.6 and $1.0	9.2	8.8
Capital lease obligations	89.6	68.7
Total long-term borrowings	22,556.8	22,528.9
Total borrowings	$22,703.1	$22,786.0

(a)                Unamortized discount amounts are as of December 31, 2013 and 2012, respectively.

(b)                Payment In-Kind (“PIK”)

Short-Term Borrowings

FDC had approximately $265 million and $346 million available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity, as of December 31, 2013 and 2012, respectively. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty and the euro. Certain of these arrangements are uncommitted but FDC had $68.6 million and $130.0 million of borrowings outstanding against them as of December 31, 2013 and 2012, respectively. The weighted

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

average interest rate associated with these arrangements was 3.8% and 3.9% for the years ended December 31, 2013 and 2012, respectively. Commitment fees for the committed lines of credit range from 0.156% to 0.8%.

Senior Secured Credit Facilities

Senior Secured Revolving Credit Facility. As of December 31, 2013, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,016.2 million of credit. The revolving credit facility matures on September 24, 2016. FDC had no borrowings outstanding against this facility as of December 31, 2013 and December 31, 2012, respectively, other than the letters of credit discussed below. Up to $500 million of the senior secured revolving credit facility is available for letters of credit (of which $46.3 million and $45.1 million of letters of credit were issued under the facility as of December 31, 2013 and 2012, respectively). As of December 31, 2013, $969.9 million remained available.

Interest is payable at a rate equal to, at FDC’s option, either (a) LIBOR for deposits in the applicable currency plus an applicable margin or (b) the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 0.50%, plus an applicable margin. The weighted-average interest rate was 5.25% for the years ended December 31, 2013 and 2012. The commitment fee rate for the unused portion of this facility is 0.75% per year.

Senior Secured Term Loan Facility.  The Company has amounts outstanding under its senior secured term loan facility under separate tranches as shown in the table below.  A portion of each tranche is denominated in euro with the exception of the September 2018 term loan. Interest is payable based upon LIBOR or euro LIBOR plus an applicable margin as shown in the table below.

	U.S. dollar-denominated term loan				Euro-denominated term loan (U.S. dollar equivalent)				Totals
(in millions, net of	As of December 31,				As of December 31,				As of December 31,
unamortized discount)	2013	2012	Rate		2013	2012	Rate		2013	2012
Due September 24, 2014	$—	$130.7	LIBOR + 275 bps		$—	$123.2	euro LIBOR + 275 bps		$—	$253.9
Due March 24, 2017	$2,414.4	$2,424.2	LIBOR + 400 bps	(a)	$243.4	$234.4	euro LIBOR + 400 bps	(a)	$2,657.8	$2,658.6
Due March 24, 2018	$4,229.9	$4,225.1	LIBOR + 400 bps		$425.7	$408.2	euro LIBOR + 400 bps		$4,655.6	$4,633.3
Due September 24, 2018	$980.5	$728.6	LIBOR + 400 bps	(a)					$980.5	$728.6

(a) The 2012 rate was LIBOR + 500 bps. The rates shown in the table above reflect the rates in 2013 after debt modifications described below.

As of December 31, 2013, FDC held interest rate swaps to mitigate exposure to variability in interest payments on the outstanding variable rate senior secured term loan. Refer to Note 6 of these Consolidated Financial Statements for a discussion of the Company’s derivatives.

The original terms of FDC’s senior secured term loan facility required the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. However, in conjunction with debt modifications and amendments over the last several years, proceeds from the issuance of the notes were used to prepay portions of the principal balances of FDC’s senior secured term loans which satisfied the future quarterly principal payments. Therefore, the Company made no principal payments during 2012 or 2013.

The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by FDC. All obligations under the senior secured loan facility are fully and unconditionally guaranteed by substantially all domestic, wholly-owned material subsidiaries of FDC, subject to certain exceptions.

2013 Modifications and Amendments to the Senior Secured Credit Facilities. On February 13, 2013, FDC entered into a February 2013 Joinder Agreement relating to its credit agreement, pursuant to which FDC incurred $258 million in new term loans maturing on September 24, 2018. The interest rate applicable to the new September 2018 Term Loans is a rate equal to, at FDC’s option, either (a) LIBOR for deposits in U.S. dollars plus 500 basis points or (b) a base rate plus 400 basis points. FDC used the net cash proceeds from the new term loans to repay all of its outstanding term loan borrowings maturing in 2014 and to pay related fees and expenses.

On April 10, 2013, FDC’s senior secured term loan facility was amended to create a senior secured replacement term loan facility in an aggregate principal amount equal to the aggregate outstanding principal amount of term loans due in 2017 that then beared interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 500 basis points or a base rate plus 400 basis points. As of April 10, 2013, all of the previously outstanding term loans due in 2017 were exchanged with loans under the new facility which

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have the same terms except the new loans bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 400 basis points or a base rate plus 300 basis points.

On April 15, 2013, FDC further amended its senior secured term loan facility to create a senior secured replacement term loan facility in an aggregate principal amount equal to the aggregate outstanding principal amount of the term loans due in 2018 that beared interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 500 basis points or a base rate plus 400 basis points. All of the previously outstanding 2018 term loans were exchanged for loans under the new facility which have the same terms except the new loans bear interest at a rate per annum equal to, at FDC’s option, LIBOR Rate plus 400 basis points or a base rate plus 300 basis points. FDC paid closing fees in connection with the transaction.

7.375% Senior Secured First Lien Notes

FDC’s 7.375% senior secured notes due June 15, 2019 require the payment of interest semi-annually on June 15 and December 15 of each year. A portion of the notes were issued at 99.5% of the par amount for a discount totaling $4.2 million.

FDC may redeem these notes, in whole or in part, at any time prior to June 15, 2015 at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and a make-whole premium. Thereafter, FDC may redeem the notes, in whole or in part, at established redemption prices. In addition, on or prior to June 15, 2014, FDC may redeem up to 35% of the aggregate principal amount of notes with the net cash proceeds from certain equity offerings at established redemption prices.

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

6.75% Senior Secured First Lien Notes

FDC’s 6.75% senior secured notes due November 1, 2020 require the payment of interest semi-annually on May 1 and November 1 of each year. The original August 2012 issuance of $1,300 million aggregate principal amount of 6.75% senior secured notes were issued at 99.193% of the par amount for a discount totaling $10.5 million. The September 2012 additional issuance of $850 million aggregate principal amount of 6.75% senior secured notes were issued at 100.75% of the par amount for a premium totaling $6.4 million.

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

Cash interest on the PIK toggle notes accrues at a rate of 8.75% per annum.  FDC did have the ability to elect to pay all or a portion of the interest on the notes at 10.00% up to January 15, 2014, by increasing the aggregate principal amount of the outstanding PIK toggle notes or by issuing PIK notes (“PIK Interest”), but elected to pay all of the interest in cash. After January 15, 2014, all interest on the PIK toggle notes is payable in cash. The PIK toggle notes mature on January 15, 2022.

FDC may redeem the second lien notes, in whole or in part, at any time prior to January 15, 2016, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the redemption date and a “make-whole premium.” Thereafter, FDC may redeem the second lien notes, in whole or in part, at established redemption prices.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

9.875% Senior Unsecured Notes

On March 26, 2013, FDC commenced a tender offer to purchase for cash any and all of its outstanding 9.875% senior unsecured notes due 2015. The tender offer expired on April 23, 2013. The completion of the tender offer was subject to the offering of the 10.625% senior unsecured notes due 2021 described below and certain other conditions. In addition, on April 25, 2013, FDC redeemed the outstanding 9.875% senior unsecured notes that were not repurchased upon completion of the tender offer.

10.55% Senior Unsecured Notes

On January 30, 2013, FDC commenced a tender offer to purchase for cash any and all of its outstanding 10.55% senior unsecured notes due 2015. The tender offer expired on February 27, 2013. Noteholders that validly tendered their notes on or before February 12, 2013 received an early tender premium. The completion of the tender offer was subject to the offering of the 11.25% senior unsecured notes due 2021 described below and certain other conditions. In addition, on March 1, 2013, FDC redeemed the outstanding 10.55% senior unsecured notes that were not repurchased upon completion of the tender offer.

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

11.25% Senior Unsecured Subordinated Notes Due 2016

On May 30, 2013, FDC repurchased $230 million aggregate principal amount of its outstanding 11.25% senior unsecured subordinated notes due 2016 in a privately negotiated transaction with an existing holder of such notes.  On June 14, 2013, FDC redeemed $520 million of its outstanding 11.25% senior unsecured subordinated notes due 2016.

On November 29, 2013, FDC redeemed $1.0 billion aggregate principal amount of its outstanding 11.25% senior unsecured subordinated notes due 2016. The completion of tender the offer was subject to the debt offering described below and certain other conditions.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FDC’s publicly tradable 11.25% senior subordinated notes due March 31, 2016 require the payment of interest semi-annually on March 31 and September 30.

11.75% Senior Unsecured Subordinated Notes Due 2021

On May 30, 2013, FDC issued $750 million aggregate principal amount of 11.75% senior unsecured subordinated notes due August 15, 2021.  Interest on the notes will be payable in cash semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. FDC used the proceeds from the offering, together with cash on hand, to redeem and repurchase a portion of its outstanding 11.25% senior unsecured subordinated notes due 2016 as described above, and to pay related fees and expenses.

On November 19, 2013, FDC issued and sold $1.0 billion aggregate principal amount of additional 11.75% senior unsecured subordinated notes due August 15, 2021. The additional notes were treated as a single series with the 11.75% notes issued in May 2013 and have the same terms.  FDC used the proceeds from the issue and sale of the additional notes, together with cash on hand, to redeem $1.0 billion aggregate principal amount of its outstanding 11.25% senior unsecured notes due 2016 described above and to pay related fees and expenses.

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

Deferred Financing Costs

Deferred financing costs were capitalized in conjunction with certain of FDC’s debt issuances and totaled $176.9 million and $218.2 million, as of December 31, 2013 and 2012, respectively. Deferred financing costs are reported in the “Other long-term assets” line of the Consolidated Balance Sheets and are being amortized on a straight-line basis, which approximates the interest method, over the remaining term of the respective debt, with a weighted-average period of 6 years. In addition, lender fees associated with debt modifications and amendments were capitalized as discounts on the debt and are similarly being amortized on a straight-line basis over the remaining term of the respective debt.

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

All senior secured notes are guaranteed on a senior secured basis by each of FDC’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantees FDC’s senior secured credit facilities. Each of the guarantees of the notes is a general senior obligation of each guarantor and rank senior in right of payment to all existing and future subordinated indebtedness of the guarantor subsidiary, including FDC’s existing senior subordinated notes. The notes rank equal in right of payment with all existing and future senior indebtedness of the guarantor subsidiary but are effectively senior to the guarantees of FDC’s existing senior unsecured notes and FDC’s existing senior secured second lien notes to the extent of FDC’s and the guarantor subsidiary’s value of the collateral securing the notes. The 7.375% Senior Secured First Lien Notes, 8.875% Senior Secured First Lien Notes, and 6.75% Senior Secured First Lien Notes are effectively equal in right of payment with each other and the guarantees of FDC’s senior secured credit facilities. Each series of notes are effectively subordinated to any obligations secured by liens permitted under the indenture for the particular series of notes and structurally subordinated to any existing and future indebtedness and other liabilities of any subsidiary of a guarantor that is not also a guarantor of the notes.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The notes are similarly guaranteed in accordance with their terms by each of FDC’s domestic subsidiaries that guarantee obligations under FDC’s senior secured term loan facility described in more detail in Note 19 of these Consolidated Financial Statements.

All obligations under the senior secured notes, senior secured second lien notes, PIK toggle senior second lien notes, senior unsecured notes, and senior unsecured subordinated notes also contain a number of covenants similar to those described for the senior secured obligations noted above. FDC is in compliance with all applicable covenants.

Debt transactions subsequent to December 31, 2013

Debt Offering and Debt Repurchase.  On January 6, 2014, the Company issued and sold $725 million aggregate principal amount of additional 11.75% senior subordinated notes due August 15, 2021, described above. The notes were issued at 103.5% of par for a premium of $25.4 million. The additional notes were treated as a single series with the existing 11.75% notes and will have the same terms as those of the existing 11.75% notes. The additional notes and the existing 11.75% notes will vote as one class under the indenture.  FDC used the proceeds from the issue and sale of the additional notes, together with cash on hand, to redeem all of its outstanding 11.25% senior subordinated notes due 2016 described above and to pay related fees and expenses.

Related Financing Costs. In connection with the debt offering and debt repurchase discussed above, the Company incurred lender fees and other expenses of approximately $8.0 million.

Extension and Repricing Amendments to the Senior Secured Credit Facilities. On January 30, 2014, FDC amended its senior secured term loan facility.  Under the amendment, FDC extended the maturity of approximately $941 million of its existing U.S. dollar denominated term loans and approximately €154 million of its existing euro denominated term loans, in each case, from March 24, 2017 to March 24, 2021 (the “2021 Extended Term Loans”).  The interest rate applicable to the 2021 Extended Term Loans is a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus 400 basis points or (b) solely with respect to term loans denominated in U.S. dollars, a base rate plus 300 basis points.

The Company also incurred an aggregate principal amount of approximately $1,431 million in new U.S. dollar denominated term loans and approximately €25 million in new euro denominated term loans maturing on March 24, 2017 (the “2017 Second New Term Loans”).  The interest rate applicable to the 2017 Second New Term Loans is a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus 350 basis points or (b) solely with respect to term loans denominated in U.S. dollars, a base rate plus 250 basis points.  The Company used the proceeds from the incurrence of the 2017 Second New Term Loans to repay an equal amount of its outstanding term loan borrowings maturing on March 24, 2017.

Additionally, the Company incurred an aggregate principal amount of approximately $63 million in new U.S. dollar denominated term loans maturing on March 24, 2021 (the “2021 New Term Loans”).  The interest rate applicable to the 2021 New Term Loans is a rate equal to, at the Company’s option, either (a) LIBOR for deposits in U.S. dollars plus 400 basis points or (b) solely with respect to term loans denominated in U.S. dollars, a base rate plus 300 basis points.  The Company used the proceeds from the incurrence of the 2021 New Term Loans to repay an equal amount of its outstanding U.S. dollar denominated term loan borrowings maturing on March 24, 2017.

Debt Exchange. On February 11, 2014, FDC commenced an offer to exchange all of its 10.625% senior unsecured notes due 2021, 11.25%  senior unsecured notes due 2021, and 11.75% senior notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other

In August 2013, FDC paid off its 4.70% notes due 2013 for $15.1 million.

Maturities

The following table presents the future aggregate annual maturities of long-term debt:

Year ended December 31, (in millions)	Par Amount (a)
2014	$77.7
2015	$82.2
2016	$764.8
2017	$2,683.2
2018	$5,685.9
Thereafter	$13,604.8

(a) Maturities do not reflect extensions and repricing amendments entered into in January and February 2014.

Note 9: Supplemental Financial Information

Supplemental Statements of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Year ended December 31,
(in millions)	2013	2012	2011
Investment gains and (losses)	$2.4	$(7.7)	$—
Derivative financial instruments (losses) and gains	(24.4)	(91.4)	58.2
Divestitures, net	(5.4)	—	57.4
Non-operating foreign currency (losses) and gains	(19.5)	4.8	5.3
Other	—	—	3.2
Other income (expense)	$(46.9)	$(94.3)	$124.1

Supplemental Balance Sheet Information

	As of December 31,
(in millions)	2013	2012
Current assets:
Accounts receivable:
Customers	$1,605.8	$1,713.8
Due from unconsolidated merchant alliances	44.6	37.0
Leasing receivables	111.6	99.8
Interest and other receivables	34.3	30.4
	1,796.3	1,881.0
Less allowance for doubtful accounts-other receivables	(27.9)	(29.9)
Less allowance for doubtful accounts-leasing receivables	(4.5)	(3.4)
	$1,763.9	$1,847.7

Other current assets:
Prepaid expenses	$142.2	$92.0
Inventory	86.7	72.2
Deferred and other income tax assets	113.2	78.3
Derivative financial instruments	0.9	11.1
Other	2.1	—
	$345.1	$253.6

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(in millions)	2013	2012
Property and equipment:
Land	$85.0	$88.6
Buildings	325.9	319.4
Leasehold improvements	54.2	51.9
Equipment and furniture	1,164.3	1,103.4
Equipment under capital lease	369.9	316.8
	1,999.3	1,880.1
Less accumulated depreciation	(1,149.9)	(1,024.3)
	$849.4	$855.8

Other long-term assets:
Accounts receivable, net of allowance for doubtful accounts of $1.0 (2013) and $2.1(2012)	$176.2	$180.7
Leasing receivables, net of allowance for doubtful accounts of $9.5 (2013) and $10.6 (2012)	282.0	277.7
Investments	9.5	13.9
Regulatory and escrowed cash	4.0	5.1
Derivative financial instruments	63.2	89.8
Deferred financing costs, net of amortization	176.9	218.2
Deferred income tax assets	2.8	10.4
Pension assets	73.4	—
Other	47.1	29.2
	$835.1	$825.0

Other current liabilities:
Accrued interest expense	$538.8	$496.0
Other accrued expenses	529.4	554.8
Compensation and benefit liabilities	276.6	307.2
Derivative financial instruments	16.3	0.3
Due to unconsolidated merchant alliances	14.9	8.7
Other	254.5	233.6
	$1,630.5	$1,600.6

Other long-term liabilities:
Pension obligations	$72.8	$103.3
Derivative financial instruments	136.7	171.8
Income taxes payable	328.8	353.0
Other	211.8	193.8
	$750.1	$821.9

Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows:

	Year ended December 31,
(in millions)	2013	2012	2011
Income tax payments, net of refunds received	$92.6	$70.1	$67.2
Interest paid	$1,802.2	$1,793.9	$1,458.2
Distributions received from equity method investments	$260.7	$244.5	$194.8

Significant non-cash transactions. During 2011, the principal amount of FDC’s senior notes due 2015 increased by $73.1 million resulting from the “payment” of accrued interest expense. The terms of FDC’s senior unsecured notes due 2015 require interest to be paid in cash for all periods after October 1, 2011.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2011, FDC exchanged substantially all of its aggregate principal amounts of $3.0 billion of its 12.625% senior notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. There were no expenditures, other than professional fees, or receipts of cash associated with the registration statement or exchange offer described above.

During 2013, 2012 and 2011, the Company entered into capital leases, net of trade-ins, totaling approximately $112 million, $55 million and $106 million, respectively.

As discussed in Note 3 of these Consolidated Financial Statements, the Company acquired 100% of Clover Network, Inc. in 2012 and recorded a $20 million liability for the contingent consideration due to outside investors based upon the net present value of the Company’s estimate of the future payments.

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

Management Agreement

First Data has a management agreement with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and one of its affiliates (the “Management Agreement”) pursuant to which KKR provides management, consulting, financial and other advisory services to the Company. Pursuant to the Management Agreement, KKR receives an aggregate annual management fee and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement provides that KKR also is entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. The Management Agreement terminates automatically upon the consummation of an initial public offering and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. During 2013, 2012 and 2011, the Company incurred $20.1 million, $20.1 million and $20.0 million, respectively, of management fees.

All members of the Company’s Board of Directors are affiliated with KKR.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transactions and Balances Involving Company Affiliates

In 2011, 2012 and January 2013, KCM assisted the Company in arranging and coordinating the Company’s request for an extension of the maturity of certain commitments and loans under its senior secured lending facility. The Company paid KCM $1.3 million, $1.1 million and $1.3 million, respectively, for such services. Also during 2011, 2012 and 2013, the Company entered into purchase agreements in which KCM agreed to serve as one of the initial purchasers for offerings of secured notes and receive a portion of the underwriting commissions for the offerings. Under the terms of the agreements, the Company paid underwriting commissions to KCM of $0.5 million, $7.1 million and $7.0 million.

On April 2, 2013 and April 8, 2013, the Company entered into engagement letters with KCM and others, pursuant to which KCM agreed to assist in arranging and coordinating the Company’s request for a reduction of interest rate for certain loans under its senior secured lending facility. The Company paid KCM $2.8 million for such services.

During 2013, 2012 and 2011, the Company paid $11.1 million, $12.3 million and $12.0 million, respectively, of expenses to Capstone Consulting LLC, a consulting company that works exclusively with KKR’s portfolio companies, for consulting, financial and other advisory services provided to the Company.

Note 11: Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options and escalation provisions. The following table presents the amounts associated with total rent expense for operating leases:

Year ended December 31, (in millions)	Amount
2013	$76.1
2012	$72.4
2011	$81.3

Future minimum aggregate rental commitments as of December 31, 2013 under all noncancelable operating leases, net of sublease income, were $284.2 million and are due in the following years:

Year ended December 31, (in millions)	Amount
2014	$54.9
2015	$48.0
2016	$45.4
2017	$35.0
2018	$29.2
Thereafter	$71.7

Sublease income is earned from leased space which FDC concurrently subleases to third parties with comparable time periods. As of December 31, 2013, sublease amounts totaled $6.7 million in FDC obligations. In addition, the Company has certain guarantees imbedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company believes the fair value of such guarantees is insignificant due to the likelihood and extent of the potential changes.

Letters of Credit

The Company has $46.3 million in outstanding letters of credit as of December 31, 2013, all of which were issued under the Company’s senior secured revolving credit facility and expire prior to December 31, 2014 with a one-year renewal option. The letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The Company expects to renew most of the letters of credit prior to expiration.

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

On July 2, 2004, a class action complaint was filed against the Company, its subsidiary Concord EFS, Inc., and various financial institutions. Plaintiffs claim that the defendants violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgment, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Similar suits were filed and served in July, August and October 2004 (referred to collectively as the “ATM Fee Antitrust Litigation”). The Court granted judgment in favor of the defendants, dismissing the case on September 17, 2010. On October 14, 2010, the plaintiffs appealed the summary judgment. On July 12, 2012, the United States Court of Appeals for the Ninth Circuit affirmed the Northern District Court of California’s dismissal of all the claims against the defendants. On July 26, 2012, the plaintiffs petitioned the Ninth Circuit for rehearing en banc and on March 13, 2013 the United States Court of Appeals for the Ninth Circuit issued an order denying the plaintiffs’ petition for rehearing. On July 11, 2013 the plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court and on October 7, 2013, the United States Supreme Court denied the plaintiffs’ petition for a writ of certiorari.

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) merchant customer matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee, and collection activities; and (3) other matters which may include issues such as employment. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $30 million for patent infringement, $0 to $30 million for merchant customer matters and $0 to $5 million for other matters, resulting in a total estimated range of possible losses of $0 to $65 million for all of the matters described above.

The estimated range of reasonably possible losses is based on currently available information and involves elements of judgment and significant uncertainties. As additional information becomes available and the resolution of the uncertainties becomes more apparent, it is possible that actual losses may exceed even the high end of the estimated range.

Other

In the normal course of business, the Company is subject to claims and litigation. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

As discussed in Note 3 of these Consolidated Financial Statements, during the year ended December 31, 2013, contingent consideration was recorded related to the acquisition of Perka, Inc. The transaction called for cash consideration as well as contingent payments for achievement of certain milestones. As part of the purchase price, the Company recorded a $6.3 million liability for the contingent consideration.

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

Also during the year ended December 31, 2012, contingent consideration was recorded related to a small divestiture. The transaction called for a series of contingent payments based on revenue over three years. As part of the sale price, the Company recorded a $14 million asset for the contingent consideration due based upon the net present value of the Company’s estimate of future receipts from the buyer.  During 2013, the asset for contingent consideration decreased due to collections and as of December 31, 2013 totaled $8.3 million.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12: First Data Corporation Stockholder’s Equity and Redeemable Noncontrolling Interest

Dividends

The Company’s senior secured revolving credit facility, senior secured term loan facility, senior secured notes, senior second lien notes, PIK toggle senior second lien notes, senior unsecured notes and senior subordinated notes contain restrictions on the Company’s ability to pay dividends. The restrictions are subject to numerous qualifications and exceptions, including an exception that allows the Company to pay a dividend to repurchase, under certain circumstances, the equity of Parent held by employees, officers and directors that were obtained in connection with the stock compensation plan. The Company paid cash dividends to its parent totaling $28.0 million during 2013, $6.7 million during 2012, and $0.2 million during 2011.

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of OCI are as follows:

(in millions)	Beginning Balance	Pretax Gain (Loss) Amount	Tax (Benefit) Expense	Net-of- Tax Amount	Ending Balance
As of December 31, 2013
Unrealized gains (losses) on securities	$1.1	$1.9	$0.7	$1.2	$2.3
Foreign currency translation adjustment	(425.9)	(103.1)	(24.6)	(78.5)	(504.4)
Pension liability adjustments	(127.4)	64.3	23.5	40.8	(86.6)
	$(552.2)	$(36.9)	$(0.4)	$(36.5)	$(588.7)

As of December 31, 2012
Unrealized gains (losses) on securities	$0.9	$0.3	$0.1	$0.2	$1.1
Unrealized gains (losses) on hedging activities	(72.2)	114.9	42.7	72.2	—
Foreign currency translation adjustment	(438.3)	28.4	16.0	12.4	(425.9)
Pension liability adjustments	(88.8)	(61.8)	(23.2)	(38.6)	(127.4)
	$(598.4)	$81.8	$35.6	$46.2	$(552.2)

As of December 31, 2011
Unrealized gains (losses) on securities	$0.1	$1.3	$0.5	$0.8	$0.9
Unrealized gains (losses) on hedging activities	(171.8)	158.6	59.0	99.6	(72.2)
Foreign currency translation adjustment	(400.3)	(79.0)	(41.0)	(38.0)	(438.3)
Pension liability adjustments	(64.9)	(38.8)	(14.9)	(23.9)	(88.8)
	$(636.9)	$42.1	$3.6	$38.5	$(598.4)

The net-of-tax Foreign currency translation adjustment presented above for the year ended December 31, 2013, 2012 and 2011 is different than the amount presented on the Consolidated Statements of Comprehensive Income (Loss) by $1.4 million, $3.3 million and $(6.9) million, respectively, due to the foreign currency translation adjustment related to noncontrolling interests not included above.

Other First Data Corporation Stockholder’s Equity Transactions

The following table presents the effects of changes in FDC’s ownership interest in less than wholly-owned subsidiaries on FDC’s equity:

	Year ended December 31,
(in millions)	2013	2012	2011
Net loss attributable to FDC	$(869.1)	$(700.9)	$(516.1)
Transfers from noncontrolling interests:
Increase (decrease) in FDC’s paid-in capital for gain (loss) recognized from purchase of noncontrolling interest, including tax effect	5.8	(46.1)	—
Change in net loss attributable to FDC and transfers from noncontrolling interests	$(863.3)	$(747.0)	$(516.1)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interest

The following table presents a summary of the redeemable noncontrolling interest activity in 2013 and 2012:

(in millions)	Redeemable Noncontrolling Interest
Balance as of January 1, 2012	$67.4
Distributions	(36.0)
Share of income	36.0
Balance as of December 31, 2012	67.4
Distributions	(34.4)
Share of income	34.1
Adjustment to redemption value of redeemable noncontrolling interest	2.0
Balance as of December 31, 2013	$69.1

Note 13: Stock Compensation Plans

The Company’s parent, Holdings, has a stock incentive plan for certain management employees of FDC and its affiliates (“stock plan”). The stock plan provides the opportunity for certain management employees to purchase shares in Holdings and then receive a number of options or restricted stock based on a multiple of their investment in such shares. The plan also allows for the Company to award shares and options to management employees. The participants of the stock plan enter into a management stockholders’ agreement. Principal terms of the management stockholders’ agreement include restrictions on transfers, lock ups, right of first refusal, registration rights, and a confidentiality, non-solicitation and non-compete covenant. The expense associated with this plan is recorded by FDC. The number of shares authorized under the stock plan is 179.5 million.

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

The Company defers recognition of substantially all of the stock-based compensation expense related to stock options and non-vested restricted stock awards and units. Due to the nature of call rights associated with stock options, the Company will recognize expense related to most options only upon certain liquidity or employment termination events. The nature of the call rights associated with stock options creates a performance condition that is not considered probable until the occurrence of one of the events described above. The call rights create a performance condition as they allow Holdings to repurchase options at the lesser of the fair value or the exercise price upon an option holder’s voluntary termination.

Stock-based compensation expense will be recognized related to certain restricted stock awards and units only upon a liquidity or employment termination event which triggers vesting. For the remaining awards that vest based solely on service conditions, expense is recognized over the requisite service period.

Under certain circumstances, the Company may redeem common stock held by its employees on behalf of its parent company, Holdings.

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was as follows:

Year ended December 31, (in millions)	Amount
2013	$39.1
2012	$12.4
2011	$17.6

In April 2013, approximately $20 million of stock-based compensation expense was recognized as a result of granting an executive officer shares of common stock of Holdings and fully vested restricted stock units.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has a deferred compensation plan for non-employee directors that allows each of these directors to defer their annual compensation. The plan is unfunded. For purposes of determining the investment return on the deferred compensation, each director’s account is treated as if credited with a number of shares of Holdings stock determined by dividing the deferred compensation amount by the first Board approved fair value of the stock during the year. The account balance will be paid in cash upon termination of Board service, certain liquidity events or other certain events at the fair value of the stock at the time of settlement. Due to the cash settlement provisions, the account balances are recorded as a liability and are adjusted to fair value quarterly. As of December 31, 2013, the balance of this liability was $0.7 million.

Stock Options

During the years ended December 31, 2013, 2012 and 2011, time-based options were granted under the stock plan and during the year ended December 31, 2011, performance-based options were granted under the stock plan. The time-based options have a contractual term of 10 years. Time-based options vest equally over a three to five year period from the date of issuance and performance-based options vested based upon the Company achieving certain EBITDA targets by 2013.  The performance-based options were cancelled in December 2013.  The outstanding time-based options also have certain accelerated vesting provisions that become effective upon a change in control, a qualified public offering, or certain termination events.

In May 2010, the Company modified the terms of options outstanding under the stock plan. The Company is continuing to recognize expense on options granted prior to the modification based on the original grant date fair value amortized over the remaining original vesting schedule. Subsequent to the modification, stock-based compensation expense will be recognized only upon certain events as described above.

As of December 31, 2013 there was approximately $138 million of total unrecognized compensation expense related to non-vested stock options. Approximately $2 million will be recognized over a period of approximately one year while approximately $136 million will only be recognized upon a qualified public offering or certain liquidity or employment termination events.

During 2013, 2012, and 2011, Holdings paid $21.8 million, $3.1 million, and $2.9 million, respectively, to repurchase shares from employees that terminated employment with the Company.

The fair value of Holdings stock options granted for the years ended December 31, 2013, 2012 and 2011 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2013	2012	2011
Risk-free interest rate	1.40%	1.45%	2.86%
Dividend yield	—	—	—
Volatility	56.61%	51.77%	54.65%
Expected term (in years)	7	7	7
Fair value of stock (a)	$3.50	$3.00	$3.00
Fair value of options	$1.99	$1.60	$1.73

(a)                  The fair value of the stock increased from $3.00 to $3.50 effective March 31, 2012.  Effective December 31, 2013, the fair value of the stock increased from $3.50 to $4.00.

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

A summary of Holdings stock option activity for the year ended December 31, 2013 is as follows:

(options in millions)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding as of January 1, 2013	77.6	$3.00
Granted	51.3	$3.50
Exercised	(5.6)	$3.00
Cancelled / Forfeited	(32.4)	$3.01
Outstanding as of December 31, 2013	90.9	$3.28	8 years
Options exercisable as of December 31, 2013	30.3	$3.02	6 years

The total intrinsic value and amount paid related to stock options exercised during the twelve months ended December 31, 2013 and 2012 was $2.8 million and $0.2 million, respectively.  There were no options exercised during 2011.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards and units were granted under the stock plan during 2013, 2012 and 2011. Grants were made as incentive awards. The restrictions on the awards granted subsequent to the modifications described above will lapse upon a qualified public offering, a change in control or certain employment termination or liquidity events.  The Company is continuing to recognize expense on the restricted stock awards granted prior to the modifications described above based on the original grant date fair value amortized over the remaining original vesting schedule. As of December 31, 2013 there was approximately $56 million of total unrecognized compensation expense related to restricted stock. Approximately $9 million will be recognized over a period of approximately two years with the remainder recognized upon the occurrence of certain liquidity or employment termination events.

During 2013, 2012, and 2011, the Company paid $5.5 million, $1.5 million, and $0.5 million, respectively, to repurchase stock awards from employees that terminated employment with the Company.

A summary of Holdings restricted stock award and restricted stock unit activity for the year ended December 31, 2013 is as follows:

(awards/units in millions)	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1, 2013	13.6	$3.00
Granted	9.7	$3.50
Vested	(5.1)	$3.33
Cancelled / Forfeited	(1.3)	$3.06
Non-vested as of December 31, 2013	16.9	$3.18

The total fair value of shares vested (measured as of the date of vesting) during the twelve months ended December 31, 2013, 2012 and 2011 was $17.9 million, $2.5 million, and $0.5 million, respectively.

Events Subsequent to December 31, 2013

In 2014, Holdings expanded participation in the plan by granting restricted stock awards to substantially all of the Company’s employees.  The restrictions on a majority of these awards will lapse upon the later of three years or following an initial public offering or upon certain employment termination events.  For the remainder of these awards, the restrictions will lapse following an initial public offering or upon certain employment termination events.

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

The following table presents the aggregate amounts charged to expense in connection with these plans:

Year ended December 31, (in millions)	Amount
2013	$45.5
2012	$45.2
2011	$42.7

Defined Benefit Plans

The Company has defined benefit pension plans which are frozen and covers certain full-time employees in the United Kingdom and the U.S. The Company also has separate plans covering certain employees located primarily in Germany, Greece and Austria.

In December 2011, the Company received judicial confirmation that a change in U.K. law restricted the Company’s ability to eliminate the effects of future compensation increases on the plan’s benefits associated with a curtailment recorded in 2009. As a result, benefits related to future compensation increases were reinstated but the plan remained frozen to benefit accruals related to length of service and all other factors. The Company recorded a loss of approximately $7 million, net of income taxes, in other comprehensive income in 2011. In December 2012, the Company initiated actions to re-freeze the plan benefits related to future salary increases subject to participant approval, consistent with the new legal requirements and was implemented during 2013. Effective with implementation of the re-freeze, the Company recorded a curtailment gain of approximately $6.9 million, net of income taxes in other comprehensive income in 2013.

The Company uses December 31 as the measurement date for its plans.

The following table provides a reconciliation of the changes in the plans’ projected benefit obligations and fair value of assets for the years ended December 31, 2013 and 2012, as well as a statement of the funded status as of the respective period ends.

	As of December 31,
(in millions)	2013	2012
Change in benefit obligation
Benefit obligation at beginning of period	$909.1	$798.5
Service costs	3.1	5.0
Interest costs	37.2	37.7
U.K. plan benefit curtailment gain	(10.9)	—
Actuarial (gain)/loss	(10.4)	79.0
Termination benefits (a)	—	0.1
Benefits paid	(30.7)	(29.8)
Foreign currency translation	12.3	18.6
Benefit obligation at end of period	909.7	909.1
Change in plan assets
Fair value of plan assets at the beginning of period	805.8	721.1
Actual return on plan assets	81.9	61.0
Company contributions	36.8	31.6
Benefits paid	(29.4)	(26.4)
Foreign currency translation	15.2	18.5
Fair value of plan assets at end of period	910.3	805.8
Funded status of the plans	$0.6	$(103.3)

(a)     Related to restructuring activities in Europe.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
(in millions)	2013	2012
U.K. plan:
Plan benefit obligations	$(682.1)	$(659.5)
Fair value of plan assets	755.5	658.3
Net pension (liabilities) assets (a) (b)	73.4	(1.2)

U.S. and other foreign plans:
Plan benefit obligations	(227.6)	(249.6)
Fair value of plan assets	154.8	147.5
Net pension liabilities (b)	(72.8)	(102.1)
Funded status of the plans	$0.6	$(103.3)

(a)      Pension assets are included in the “Other long-term assets” line of the Consolidated Balance Sheets.

(b)      Pension liabilities are included in the “Other long-term liabilities” line of the Consolidated Balance Sheets.

The accumulated benefit obligation for all defined benefit pension plans was $908.7 million and $896.7 million as of December 31, 2013 and 2012, respectively.

The following table summarizes the activity in other comprehensive income, net of tax:

	Year ended December 31,
(in millions)	2013	2012	2011
Total unrecognized (loss) included in accumulated other comprehensive income at the beginning of period	$(127.4)	$(88.8)	$(64.9)
Unrecognized gain/(loss) arising during the period	31.5	(39.9)	(17.7)
U.K. plan benefit reinstatement (2011) and subsequent curtailment gain (2013)	6.9	—	(7.0)
Amortization of deferred (gains)/losses to net periodic benefit expense (a)	2.4	1.3	0.8
Total unrecognized gain/(loss) included in accumulated other comprehensive income at end of period	$(86.6)	$(127.4)	$(88.8)

(a)                  Expected amortization of deferred losses to net periodic benefit expense in 2014 is $1.8 million pretax.

Amounts recorded in other comprehensive income represent unrecognized net actuarial gains and losses. The Company does not have net transition assets or obligations.

The following table provides the components of net periodic benefit cost for the plans:

	Year ended December 31,
(in millions)	2013	2012	2011
Service costs	$3.1	$5.0	$6.1
Interest costs	37.2	37.7	39.8
Expected return on plan assets	(44.1)	(44.7)	(46.5)
Amortization	4.0	2.1	1.3
Net periodic benefit expense	$0.2	$0.1	$0.7

Assumptions. The weighted-average rate assumptions used in the measurement of the Company’s benefit obligations are as follows:

	As of December 31,
	2013	2012	2011
Discount rate	4.56%	4.29%	4.75%
Rate of compensation increase (a)	1.70%	3.95%	3.77%

(a)                  The rate of compensation increases generally apply to active plans.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average rate assumptions used in the measurement of the Company’s net cost are as follows:

	Year ended December 31,
	2013	2012	2011
Discount rate	4.06%	4.71%	5.21%
Expected long-term return on plan assets	5.55%	6.11%	6.83%
Rate of compensation increase (a)	1.96%	3.60%	4.24%

(a)                  The rate of compensation increases generally apply to active plans.

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

Plan assets. The Company’s pension plan target asset allocation, based on the investment policy as of December 31, 2013, is as follows:

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value measurements. Financial instruments included in plan assets carried and measured at fair value on a recurring basis are classified in the table below according to the hierarchy described in Note 7 of these Consolidated Financial Statements:

	As of December 31, 2013
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Investments:
Cash and cash equivalents	$0.8	$—	$—	$0.8
Registered investment companies:
Cash management fund	2.9	—	—	2.9
Equity funds	69.2	—	—	69.2
Fixed income securities	—	40.1	—	40.1
Private investment funds—redeemable (a)	—	793.5	—	793.5
Private investment funds—non-redeemable	—	—	0.1	0.1
Insurance annuity contracts	—	—	3.7	3.7
Total investments at fair value	$72.9	$833.6	$3.8	$910.3

(a)              35% of portfolio is invested in equity index funds, 61% in fixed income investments, 3% in cash and cash equivalents, and 1% in other investments.

	As of December 31, 2012
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Investments:
Cash and cash equivalents	$0.6	$—	$—	$0.6
Registered investment companies:
Cash management fund	1.8	—	—	1.8
Equity funds	58.8	—	—	58.8
Fixed income securities	—	42.6	—	42.6
Private investment funds—redeemable (a)	—	698.6	—	698.6
Private investment funds—non- redeemable	—	—	0.1	0.1
Insurance annuity contracts	—	—	3.3	3.3
Total investments at fair value	$61.2	$741.2	$3.4	$805.8

(a)              42% of portfolio is invested in equity index funds, 57% in fixed income investments and 1% in other investments.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in millions)	Insurance annuity contracts	Private investment funds non-redeemable
Beginning balance as of January 1, 2012	$4.4	$1.0
Actual return on plan assets	—	0.1
Settlements	(1.1)	(1.0)
Ending balance as of December 31, 2012	3.3	0.1
Actual return on plan assets	0.4	—
Settlements	—	—
Ending balance as of December 31, 2013	$3.7	$0.1

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

Private investment funds—non-redeemable. The Company’s domestic plan has investments in limited liability corporations for which the plan has a limited ability to redeem or transfer its interests. Therefore, there is an illiquid market in which the plan can exit these investments. As a result, the plan measures fair value of these investments using estimates of fair value which come from partner capital statements provided by the partnerships.

Insurance annuity contracts. The Company’s United Kingdom Plan is invested in several insurance annuity contracts. The value of these contracts is calculated by estimating future payments and discounting them to present value. As a result, there is no market for the Plan to exit these investments.

Contributions. Contributions to the plans in 2014 are expected to be approximately $14.9 million.

The estimated future benefit payments, which reflect expected future service, are expected to be as follows:

Year ended December 31, (in millions)	Amount

2014	$27.0
2015	$28.4
2016	$29.5
2017	$30.6
2018	$32.9
2019-2023	$181.2

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

•                           official check and money order businesses’ EBITDA are excluded as these are winding down;

•                           certain costs directly associated with the termination of the Chase Paymentech Solutions alliance, and expenses related to the conversion of certain BAMS alliance merchant clients onto the Company’s platforms (excludes costs accrued in purchase accounting).  Effective October 1, 2011, First Data and Bank of America N.A. (“the Bank”) jointly decided to have First Data operate the Bank’s legacy settlement platform.  Transition costs associated with the revised strategy are also excluded from segment EBITDA;

•                           debt issuance costs are excluded and represent costs associated with issuing debt and modifying the Company’s debt structure; and

•                           KKR related items include annual sponsor and other fees for management, consulting, financial and other advisory services are excluded.

•                          Retail and Alliance Services segment revenue and EBITDA are reflected based on the Company’s proportionate share of the results of its investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. In addition, Retail and Alliance Services segment measures reflect commission payments to certain independent sales organizations (“ISO’s”), which are treated as an expense in the Consolidated Statements of Operations, as contra revenue to be consistent with revenue share arrangements with other ISO’s that are recorded as contra revenue.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s operating segment results for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31, 2013
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$3,255.2	$1,320.3	$1,320.3	$74.7	$5,970.5
Product sales and other	384.2	48.2	367.2	46.7	846.3
Equity earnings in affiliates (a)	—	—	31.9	—	31.9
Total segment reporting revenues	$3,639.4	$1,368.5	$1,719.4	$121.4	$6,848.7
Internal revenue	$23.1	$34.6	$10.4	$—	$68.1
External revenue	$3,616.3	$1,333.9	$1,709.0	$121.4	$6,780.6
Depreciation and amortization	$454.1	$327.2	$264.8	$45.2	$1,091.3
Segment EBITDA	$1,629.8	$617.9	$475.3	$(273.6)	$2,449.4
Other operating expenses and other income (expense) excluding divestitures	$21.7	$(8.2)	$26.3	$(137.3)	$(97.5)
Expenditures for long-lived assets	$22.6	$59.6	$183.9	$112.4	$378.5
Equity earnings in affiliates	$168.4	$—	$19.9	$—	$188.3
Investment in unconsolidated affiliates	$1,158.9	$—	$175.4	$—	$1,334.3

	Year ended December 31, 2012
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$3,198.8	$1,350.0	$1,291.2	$85.2	$5,925.2
Product sales and other	404.0	40.1	391.0	39.8	874.9
Equity earnings in affiliates (a)	—	—	36.2	—	36.2
Total segment reporting revenues	$3,602.8	$1,390.1	$1,718.4	$125.0	$6,836.3
Internal revenue	$20.2	$31.5	$9.9	$—	$61.6
External revenue	$3,582.6	$1,358.6	$1,708.5	$125.0	$6,774.7
Depreciation and amortization	$520.1	$337.2	$282.9	$45.1	$1,185.3
Segment EBITDA	$1,594.8	$603.1	$483.8	$(246.0)	$2,435.7
Other operating expenses and other income (expense) excluding divestitures	$(29.1)	$(5.1)	$(24.3)	$(64.0)	$(122.5)
Expenditures for long-lived assets	$25.1	$49.2	$163.9	$132.1	$370.3
Equity earnings in affiliates	$137.8	$—	$20.4	$—	$158.2
Investment in unconsolidated affiliates	$1,219.6	$—	$193.5	$—	$1,413.1

	Year ended December 31, 2011
(in millions)	Retail and Alliance Services	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,974.5	$1,350.0	$1,337.9	$108.3	$5,770.7
Product sales and other	407.5	29.5	388.8	32.9	858.7
Equity earnings in affiliates (a)	—	—	34.6	—	34.6
Total segment reporting revenues	$3,382.0	$1,379.5	$1,761.3	$141.2	$6,664.0
Internal revenue	$17.5	$37.8	$9.8	$—	$65.1
External revenue	$3,364.5	$1,341.7	$1,751.5	$141.2	$6,598.9
Depreciation and amortization	$571.1	$347.7	$222.7	$45.1	$1,186.6
Segment EBITDA	$1,407.5	$593.5	$454.3	$(206.8)	$2,248.5
Other operating expenses and other income (expense) excluding divestitures	$(0.4)	$(10.5)	$(12.1)	$45.8	$22.8
Expenditures for long-lived assets	$33.4	$60.0	$168.0	$143.4	$404.8
Equity earnings in affiliates	$118.5	$—	$34.9	$—	$153.4
Investment in unconsolidated affiliates	$1,288.9	$—	$201.7	$—	$1,490.6

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Year ended December 31,
(in millions)	2013	2012	2011
Segment Revenues:
Total reported segments	$6,727.3	$6,711.3	$6,522.8
All Other and Corporate	121.4	125.0	141.2
Adjustments to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(4.4)	(12.7)	(9.9)
Eliminations of intersegment revenues	(68.1)	(61.6)	(65.1)
Adjusted revenue	6,776.2	6,762.0	6,589.0
Adjustments to reconcile to Consolidated revenues:
Adjustments for non-wholly-owned entities (c)	38.4	73.2	179.7
Official check and money order revenues	4.4	12.7	9.9
ISO commission expense	482.5	470.9	403.5
Reimbursable debit network fees, postage and other	3,507.4	3,361.5	3,531.5
Consolidated revenues	$10,808.9	$10,680.3	$10,713.6
Segment EBITDA:
Total reported segments	$2,723.0	$2,681.7	$2,455.3
All Other and Corporate	(273.6)	(246.0)	(206.8)
Adjusted EBITDA	2,449.4	2,435.7	2,248.5
Adjustments to reconcile to Net loss attributable to First Data Corporation:
Adjustments for non-wholly-owned entities (c)	2.4	6.8	59.5
Depreciation and amortization	(1,091.3)	(1,191.6)	(1,245.0)
Interest expense	(1,880.7)	(1,897.8)	(1,833.1)
Interest income	11.1	8.8	7.9
Other items (d)	(132.7)	(156.9)	62.4
Income tax (expense) benefit	(86.5)	224.0	270.1
Stock based compensation	(38.1)	(11.8)	(16.9)
Official check and money order EBITDA (b)	2.7	6.4	(0.5)
Costs of alliance conversions	(68.3)	(77.2)	(28.4)
KKR related items	(31.8)	(33.6)	(37.4)
Debt issuance costs	(5.3)	(13.7)	(3.2)
Net loss attributable to First Data Corporation	$(869.1)	$(700.9)	$(516.1)

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

(d)                  Includes restructuring, certain retention bonuses, litigation and regulatory settlements, divestitures, and impairments as applicable to the periods presented and “Other income (expense)” as presented in the Consolidated Statement of Operations.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment assets are as follows:

	As of December 31,
(in millions)	2013	2012
Assets:
Retail and Alliance Services	$23,905.3	$25,885.7
Financial Services	4,176.2	4,477.1
International	5,222.9	5,305.7
All Other and Corporate	1,935.4	2,230.5
Consolidated	$35,239.8	$37,899.0

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows:

	Year ended December 31,
(in millions)	2013	2012	2011
Depreciation and Amortization:
Total reported segments	$1,046.1	$1,140.2	$1,141.5
All Other and Corporate	45.2	45.1	45.1
	1,091.3	1,185.3	1,186.6
Adjustments to reconcile to consolidated depreciation and amortization:
Adjustments for non-wholly-owned entities	79.1	101.1	115.1
Amortization of initial payments for new contracts	41.5	44.5	42.5
Total consolidated depreciation and amortization	$1,211.9	$1,330.9	$1,344.2

Information concerning principal geographic areas was as follows:

(in millions)	United States	International	Total
Revenues
2013	$9,144.9	$1,664.0	$10,808.9
2012	$9,046.0	$1,634.3	$10,680.3
2011	$9,026.3	$1,687.3	$10,713.6
Long-Lived Assets
2013	$20,019.6	$2,959.5	$22,979.1
2012	$20,594.9	$3,128.3	$23,723.2
2011	$21,154.6	$3,290.5	$24,445.1

“International” represents businesses of significance, which have local currency as their functional currency regardless of the segments to which the associated revenues and long-lived assets applied.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16: Quarterly Financial Results (Unaudited)

Summarized quarterly results for the two years ended December 31, 2013 and 2012, respectively, are as follows:

	2013 by Quarter:
(in millions)	First	Second	Third	Fourth (a)
Revenues	$2,590.9	$2,708.8	$2,712.1	$2,797.1
Expenses	2,399.8	2,438.5	2,408.6	2,439.4
Operating profit	191.1	270.3	303.5	357.7
Interest income	2.7	2.6	2.7	3.1
Interest expense	(469.0)	(472.2)	(469.0)	(470.5)
Other income (expense)	0.3	15.0	(36.2)	(26.0)
Loss before income taxes and equity earnings in affiliates	(274.9)	(184.3)	(199.0)	(135.7)
Income tax expense (benefit)	61.6	11.5	28.6	(15.2)
Equity earnings in affiliates	37.7	51.0	47.3	52.3
Net loss	(298.8)	(144.8)	(180.3)	(68.2)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	38.6	44.3	39.2	54.9
Net loss attributable to First Data Corporation	$(337.4)	$(189.1)	$(219.5)	$(123.1)

	2012 by Quarter:
(in millions)	First	Second	Third	Fourth (b)
Revenues	$2,564.0	$2,685.5	$2,674.0	$2,756.8
Expenses	2,347.0	2,417.6	2,422.1	2,419.8
Operating profit	217.0	267.9	251.9	337.0
Interest income	2.5	1.7	2.1	2.5
Interest expense	(461.1)	(480.7)	(488.6)	(467.4)
Other income (expense)	(8.2)	(22.6)	(52.0)	(11.5)
Loss before income taxes and equity earnings in affiliates	(249.8)	(233.7)	(286.6)	(139.4)
Income tax (benefit) expense	(108.2)	(74.7)	(69.4)	28.3
Equity earnings in affiliates	27.5	44.0	43.0	43.7
Net loss	(114.1)	(115.0)	(174.2)	(124.0)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	38.4	42.4	37.8	55.0
Net loss attributable to First Data Corporation	$(152.5)	$(157.4)	$(212.0)	$(179.0)

(a)               In the fourth quarter of 2013, the company recorded a charge of $79.6 million reflecting a cumulative correction of prior year errors in “Income tax expense (benefit)”.  The impact of this error correction was more than offset by the correction of certain out-of-quarter income tax items.  The annual impact of this correction was offset by certain prior year corrections recorded in the third quarter.  Refer to Note 17 of these Consolidated Financial Statements for additional information.

(b)               In the fourth quarter of 2012, the Company recorded a valuation allowance on state net operating losses of $47.8 million in “Income tax (benefit) expense”.  Refer to Note 17 of these Consolidated Financial Statements for additional information.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Income Taxes

	Year ended December 31,
(in millions)	2013	2012	2011
Components of pretax (loss) income:
Domestic	$(778.2)	$(875.5)	$(898.9)
Foreign	172.6	124.2	292.7
	$(605.6)	$(751.3)	$(606.2)
Provision (benefit) for income taxes:
Federal	$20.3	$(301.4)	$(282.6)
State and local	20.2	66.0	(27.9)
Foreign	46.0	11.4	40.4
	$86.5	$(224.0)	$(270.1)

Effective Income Tax Rate	(14.3)%	29.8%	44.6%

The Company’s effective tax rates differ from statutory rates as follows:

	Year ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.4	1.1	1.5
Nontaxable income from noncontrolling interests	10.2	7.9	10.2
Impact of foreign operations (a) (c)	(0.9)	1.5	3.9
Valuation allowances (c)	(53.7)	(20.2)	(12.7)
Liability for unrecognized tax benefits (c)	(0.6)	4.1	3.3
Impact of contribution to alliance (b)	—	—	(2.2)
Prior year adjustments (c)	(6.2)	2.0	2.5
Other	(0.5)	(1.6)	3.1
Effective tax rate	(14.3)%	29.8%	44.6%

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

(c)         The 2013 and 2012 effective tax rates were negatively impacted by a total of approximately 11% and 9%, respectively, as a result of the current year cumulative correction of immaterial prior year errors.  The cumulative corrections had an impact on each of the following line items above:  Impact of foreign operations, Valuation allowances, Liability for unrecognized tax benefits and Prior year adjustments.

The Company’s income tax provisions (benefits) consisted of the following components:

	Year ended December 31,
(in millions)	2013	2012	2011
Current
Federal	$(1.0)	$(60.0)	$(54.0)
State and local	22.8	16.0	25.8
Foreign	51.7	38.6	61.8
	73.5	(5.4)	33.6
Deferred
Federal	21.3	(241.4)	(228.6)
State and local	(2.6)	50.0	(53.7)
Foreign	(5.7)	(27.2)	(21.4)
	13.0	(218.6)	(303.7)
	$86.5	$(224.0)	$(270.1)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax payments, net of refunds received, of $92.6 million in 2013 were greater than current expense primarily as a result of cash payments relating to prior years and expected refunds of cash taxes paid.  Income tax payments, net of refunds received, of $70.1 million and $67.2 million in 2012 and 2011, respectively, were greater than current expense primarily as a result of the decreased liability for unrecognized tax benefits reducing current expense.

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

	As of December 31,
(in millions)	2013	2012(a)
Deferred tax assets related to:
Reserves and other accrued expenses	$315.3	$543.5
Pension obligations	13.1	47.9
Employee related liabilities	99.7	75.7
Deferred revenues	32.6	30.0
Net operating losses and tax credit carryforwards	2,003.3	1,600.7
U.S. foreign tax credits on undistributed earnings	274.4	234.8
Foreign exchange (gain)/loss	68.6	48.5
Total deferred tax assets	2,807.0	2,581.1
Valuation allowance	(1,454.5)	(1,113.6)
Realizable deferred tax assets	1,352.5	1,467.5
Deferred tax liabilities related to:
Property, equipment and intangibles	(1,233.0)	(1,206.0)
Investment in affiliates and other	(426.1)	(512.3)
Unrealized securities and hedging (gain)/loss	(1.3)	(0.6)
U.S. tax on foreign undistributed earnings	(139.6)	(173.8)
Total deferred tax liabilities	(1,800.0)	(1,892.7)
Net deferred tax liabilities	$(447.5)	$(425.2)

(a)         Certain amounts have been reclassified to conform to current year presentation.

The Company’s deferred tax assets and liabilities were included in the Consolidated Balance Sheets as follows:

	As of December 31,
(in millions)	2013	2012
Current deferred tax assets	$103.5	$73.9
Current deferred tax liabilities	(0.8)	—
Long-term deferred tax assets	2.8	10.4
Long-term deferred tax liabilities	(553.0)	(509.5)
Net deferred tax liabilities	$(447.5)	$(425.2)

As of December 31, 2013 and 2012, the Company had recorded valuation allowances of $1,454.5 million and $1,113.6 million, respectively, against its net deferred tax assets. The increase to the valuation allowance of $340.9 million in 2013 was primarily due to current year federal, state and foreign net operating losses which may not be utilized within the statute of limitations. In determining the necessary amount of valuation allowance, the Company has considered a tax planning strategy related to its investments in affiliates.  Implementation of this strategy would result in the immediate reversal of temporary differences associated with the excess of book basis over tax basis in the investments.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the approximate amounts of federal, state and foreign net operating loss carryforwards and foreign tax credit, general business credit and minimum tax credit carryforwards:

As of December 31,
(in millions)	2013
Federal net operating loss carryforwards (a)	$2,672.0
State net operating loss carryforwards (b)	$4,228.8
Foreign net operating loss carryforwards (c)	$2,713.2
Foreign tax credit carryforwards (d)	$160.3
General business credit carryforwards (e)	$11.3
Minimum tax credit carryforwards (f)	$1.6

(a)                  If not utilized, these carryforwards will expire in years 2015 through 2033.

(b)                  If not utilized, these carryforwards will expire in years 2014 through 2033.

(c)                   Foreign net operating loss carryforwards of $143 million, if not utilized, will expire in years 2014 through 2028. The remaining foreign net operating loss carryforwards of $2,570 million have an indefinite life.

(d)                  If not utilized, these carryforwards will expire in years 2018 through 2023.

(e)                   If not utilized, these carryforwards will expire in years 2027 through 2032.

(f)                    These carryforwards have an indefinite life.

In addition to the federal net operating loss carryforwards stated above, as a result of being a part of the U.S. consolidated tax return filing with First Data Holdings, Inc., the Company is allocated another $146.1 million of net operating loss as of December 31, 2013.

The Company intends to indefinitely invest its net equity in its foreign operations, with the exception of any undistributed foreign earnings.  Accordingly, as of December 31, 2013, no provision had been made for U.S. federal and state income taxes on the cumulative amount of temporary differences related to investments in foreign subsidiaries, other than those differences related to the undistributed earnings.  Upon sale or liquidation of these investments, the Company would potentially be subject to U.S., state and foreign income taxes and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.

A reconciliation of the unrecognized tax benefits for the year ended December 31, 2011, 2012 and 2013 is as follows:

(in millions)	Unrecognized Tax Benefits
Balance as of January 1, 2011	$368.6
Increases for tax positions of prior years	1.3
Decreases for tax positions of prior years	(28.5)
Increases for tax positions related to the current period	1.7
Decreases for cash settlements with taxing authorities	(1.0)
Decreases due to the lapse of the applicable statute of limitations	(7.4)
Balance as of December 31, 2011	334.7
Increases for tax positions of prior years	5.5
Decreases for tax positions of prior years	(57.7)
Increases for tax positions related to the current period	6.2
Decreases for cash settlements with taxing authorities	(0.1)
Decreases due to the lapse of the applicable statute of limitations	(2.4)
Balance as of December 31, 2012	286.2
Increases for tax positions of prior years	3.4
Decreases for tax positions of prior years	(2.9)
Increases for tax positions related to the current period	4.8
Decreases for cash settlements with taxing authorities	(5.9)
Decreases due to the lapse of the applicable statute of limitations	(6.1)
Balance as of December 31, 2013	$279.5

Most of the unrecognized tax benefits are included in the “Other long-term liabilities” line of the Consolidated Balance Sheets, net of the federal benefit on state income taxes (approximately $20 million at December 31, 2013).  However, those unrecognized tax benefits that affect the federal consolidated tax years ending December 31, 2008 through December 31, 2013 are included in the “Long-term deferred tax liabilities” line of the Consolidated Balance Sheets, as these items reduce the Company’s net operating loss and credit carryforwards from those periods.  The unrecognized tax benefits as of December 31, 2013, 2012, and 2011 included

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $161 million, $163 million, and $172 million, respectively, of tax positions that, if recognized, would affect the effective tax rate.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the “Income tax expense (benefit)” line item of the Consolidated Statements of Operations.  Cumulative accrued interest and penalties (net of related tax benefits) are not included in the ending balances of unrecognized tax benefits.  Cumulative accrued interest and penalties are included in the “Other long-term liabilities” line of the Consolidated Balance Sheets while the related tax benefits are included in the “Long-term deferred tax liabilities” line of the Consolidated Balance Sheets.  The following table presents the approximate amounts associated with accrued interest expense and the cumulative accrued interest and penalties:

	Year ended December 31,
	2013	2012	2011
Current year accrued interest expense (net of related tax benefits)	$5	$4	$9
Cumulative accrued interest and penalties (net of related tax benefits)	$45	$47	$69

As of December 31, 2013, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $160 million within the next twelve months as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  As of December 31, 2013, the Company was no longer subject to income tax examination by the U.S. federal jurisdiction for years before 2005.  State and local examinations are substantially complete through 2005.  Foreign jurisdictions generally remain subject to examination by their respective authorities from 2006 forward, none of which are considered major jurisdictions.

Under the Tax Allocation Agreement executed at the time of the spin-off of The Western Union Company (“Western Union”) on September 29, 2006, Western Union is responsible for and must indemnify the Company against all taxes, interest and penalties that relate to Western Union for periods prior to the spin-off date. If Western Union were to agree to or be finally determined to owe any amounts for such periods but were to default in its indemnification obligation under the Tax Allocation Agreement, the Company as parent of the tax filing group during such periods generally would be required to pay the amounts to the relevant tax authority, resulting in a potentially material adverse effect on the Company’s financial position and results of operations. As of December 31, 2013, the Company had approximately $113 million of income taxes payable, including approximately $4 million of uncertain income tax liabilities, recorded related to Western Union for periods prior to the spin-off date. The Company has recorded a corresponding account receivable of equal amount from Western Union, which is included as a long-term account receivable in the “Other long-term assets” line of the Company’s Consolidated Balance Sheets, reflecting the indemnification obligation.  The uncertain income tax liabilities and corresponding receivable are based on information provided by Western Union regarding its tax contingency reserves for periods prior to the spin-off date. There is no assurance that a Western Union-related issue raised by the IRS or other tax authority will be finally resolved at a cost not in excess of the amount reserved and reflected in the Company’s uncertain income tax liabilities and corresponding receivable from Western Union.  The Western Union contingent liability is in addition to the Company’s liability for unrecognized tax benefits discussed above.

The IRS completed its examination of the U.S. federal consolidated income tax returns of the Company for 2005 through 2007 and issued a 30-Day letter in October 2012.  The 30-Day letter claims that the Company and its subsidiaries, which included Western Union during some of the years at issue, owe additional taxes with respect to a variety of adjustments.  The Company and Western Union agree with several of the adjustments in the 30-Day letter, such adjustments representing tax due of approximately $40 million.  This undisputed tax and associated interest due (pretax) of approximately $17 million through December 31, 2013, have been fully reserved.  The undisputed tax for which Western Union would be required to indemnify the Company is greater than the total tax due, such that settlement of the undisputed tax would result in a net refund to the Company.  As to the adjustments that are disputed, such issues represent total taxes allegedly due of approximately $59 million, of which $40 million relates to the Company and $19 million

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relates to Western Union.  The Company estimates that total interest due (pretax) on the disputed amounts is approximately $18 million through December 31, 2013, of which $10 million relates to the Company and $8 million relates to Western Union.  As to the disputed issues, the Company and Western Union are contesting the asserted deficiencies with the Appeals Office of the IRS.  The Company believes that it has adequately reserved for the disputed issues in its liability for unrecognized tax benefits described above and that final resolution of those issues will not have a material adverse effect on its financial position or results of operations.

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

At December 31, 2013, there were nine affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and four strategic investments in companies in related markets.

A summary of unaudited financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is presented below.

	As of December 31,
(in millions)	2013	2012
Total assets	$3,244.3	$2,834.8
Total liabilities	$2,904.8	$2,467.9

The primary components of assets and liabilities are settlement-related accounts similar to those described in Note 4 of these Consolidated Financial Statements.

	Year ended December 31,
(in millions)	2013	2012	2011
Net operating revenues	$1,369.3	$1,278.4	$1,114.4
Operating expenses	675.4	630.2	577.4
Operating income	$693.9	$648.2	$537.0
Net income	$663.9	$639.4	$509.8
FDC equity earnings	$188.3	$158.2	$153.4

The formation of a merchant alliance accounted for under the equity method of accounting generally involves the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentages. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company.  The amount by which the total of the Company’s investments in affiliates exceeded its proportionate share of the investees’ net assets was approximately $1.2 billion and $1.3 billion at December 31, 2013 and 2012, respectively.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized.  The estimated future amortization expense for these intangible assets as of December 31, 2013 is as follows:

Year ended December 31, (in millions)	Amount
2014	$62.5
2015	$57.4
2016	$52.5
2017	$49.3
2018	$30.8
Thereafter	$17.5

These amounts assume that these alliances continue as they currently exist. Much of the difference between FDC’s proportionate share of the investees’ net income and FDC’s equity earnings noted above relates to this amortization.

Note 19: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 8 of these Consolidated Financial Statements, FDC’s 12.625% senior notes, 11.25% senior notes, 10.625% senior notes, 11.25% senior subordinated notes and 11.75% senior subordinated notes are guaranteed by substantially all existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). The Guarantors guarantee the senior secured revolving credit facility, senior secured term loan facility, the 8.875% senior secured notes, the 7.375% senior secured notes and the 6.75% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The Guarantors guarantee the 8.25% senior second lien notes and 8.75%/10.00% PIK toggle senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The 12.625% senior note, 10.625% senior note and 11.25% senior note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 11.25% senior subordinated note and 11.75% senior subordinated note guarantees are unsecured and rank equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the results of operations, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 to arrive at the information for FDC on a consolidated basis.

	Year ended December 31, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$4,196.8	$2,495.0	$(227.5)	$6,464.3
Product sales and other	—	545.2	351.5	(59.5)	837.2
Reimbursable debit network fees, postage and other	—	2,516.2	991.2	—	3,507.4
	—	7,258.2	3,837.7	(287.0)	10,808.9
Expenses:
Cost of services (exclusive of items shown below)	—	1,823.9	1,212.4	(227.5)	2,808.8
Cost of products sold	—	247.7	145.8	(59.5)	334.0
Selling, general and administrative	115.0	1,232.7	541.1	—	1,888.8
Reimbursable debit network fees, postage and other	—	2,516.2	991.2	—	3,507.4
Depreciation and amortization	7.3	654.4	429.6	—	1,091.3
Other operating expenses:
Restructuring, net	18.1	26.5	3.4	—	48.0
Litigation and regulatory settlements	8.0	—	—	—	8.0
	148.4	6,501.4	3,323.5	(287.0)	9,686.3
Operating (loss) profit	(148.4)	756.8	514.2	—	1,122.6
Interest income	0.1	0.1	10.9	—	11.1
Interest expense	(1,863.5)	(9.9)	(7.3)	—	(1,880.7)
Interest income (expense) from intercompany notes	315.0	(311.0)	(4.0)	—	—
Other income (expense)	(53.2)	(2.8)	9.1	—	(46.9)
Equity earnings from consolidated subsidiaries	578.6	162.1	—	(740.7)	—
	(1,023.0)	(161.5)	8.7	(740.7)	(1,916.5)
(Loss) income before income taxes and equity earnings in affiliates	(1,171.4)	595.3	522.9	(740.7)	(793.9)
Income tax (benefit) expense	(302.3)	300.6	88.2	—	86.5
Equity earnings in affiliates	—	187.9	0.4	—	188.3
Net (loss) income	(869.1)	482.6	435.1	(740.7)	(692.1)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	56.1	120.9	177.0
Net (loss) income attributable to First Data Corporation	$(869.1)	$482.6	$379.0	$(861.6)	$(869.1)
Comprehensive (loss) income	$(905.6)	$453.1	$340.2	$(614.9)	$(727.2)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	57.5	120.9	178.4
Comprehensive (loss) income attributable to First Data Corporation	$(905.6)	$453.1	$282.7	$(735.8)	$(905.6)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$4,180.5	$2,471.8	$(200.2)	$6,452.1
Product sales and other	—	569.8	355.8	(58.9)	866.7
Reimbursable debit network fees, postage and other	—	2,430.3	953.8	(22.6)	3,361.5
	—	7,180.6	3,781.4	(281.7)	10,680.3
Expenses:
Cost of services (exclusive of items shown below)	—	1,829.6	1,234.1	(200.2)	2,863.5
Cost of products sold	—	252.9	142.3	(58.9)	336.3
Selling, general and administrative	89.4	1,217.3	518.7	—	1,825.4
Reimbursable debit network fees, postage and other	—	2,430.3	953.8	(22.6)	3,361.5
Depreciation and amortization	8.1	718.9	464.6	—	1,191.6
Other operating expenses:
Restructuring, net	(0.2)	7.6	15.7	—	23.1
Impairments	—	5.1	—	—	5.1
	97.3	6,461.7	3,329.2	(281.7)	9,606.5
Operating (loss) profit	(97.3)	718.9	452.2	—	1,073.8
Interest income	0.1	0.3	8.4	—	8.8
Interest expense	(1,880.4)	(7.3)	(10.1)	—	(1,897.8)
Interest income (expense) from intercompany notes	313.0	(320.0)	7.0	—	—
Other income (expense)	(102.1)	(8.1)	15.9	—	(94.3)
Equity earnings from consolidated subsidiaries	522.6	179.7	—	(702.3)	—
	(1,146.8)	(155.4)	21.2	(702.3)	(1,983.3)
(Loss) income before income taxes and equity earnings in affiliates	(1,244.1)	563.5	473.4	(702.3)	(909.5)
Income tax (benefit) expense	(543.2)	273.7	45.5	—	(224.0)
Equity earnings in affiliates	—	157.4	0.8	—	158.2
Net (loss) income	(700.9)	447.2	428.7	(702.3)	(527.3)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	61.9	111.7	173.6
Net (loss) income attributable to First Data Corporation	$(700.9)	$447.2	$366.8	$(814.0)	$(700.9)
Comprehensive (loss) income	$(654.7)	$448.6	$421.5	$(693.2)	$(477.8)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	65.2	111.7	176.9
Comprehensive (loss) income attributable to First Data Corporation	$(654.7)	$448.6	$356.3	$(804.9)	$(654.7)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$4,055.9	$2,437.1	$(163.0)	$6,330.0
Product sales and other	—	551.4	358.2	(57.5)	852.1
Reimbursable debit network fees, postage and other	—	2,445.0	1,159.1	(72.6)	3,531.5
	—	7,052.3	3,954.4	(293.1)	10,713.6
Expenses:
Cost of services (exclusive of items shown below)	—	1,896.4	1,155.0	(163.0)	2,888.4
Cost of products sold	—	274.7	152.4	(57.5)	369.6
Selling, general and administrative	107.8	1,095.4	490.5	—	1,693.7
Reimbursable debit network fees, postage and other	—	2,445.0	1,159.1	(72.6)	3,531.5
Depreciation and amortization	8.3	743.1	493.6	—	1,245.0
Other operating expenses:
Restructuring, net	(0.6)	23.1	23.9	—	46.4
Litigation and regulatory settlements	(2.5)	—	—	—	(2.5)
	113.0	6,477.7	3,474.5	(293.1)	9,772.1
Operating (loss) profit	(113.0)	574.6	479.9	—	941.5
Interest income	0.3	0.6	7.0	—	7.9
Interest expense	(1,812.9)	(7.6)	(12.6)	—	(1,833.1)
Interest income (expense) from intercompany notes	306.7	(311.9)	5.2	—	—
Other income (expense)	59.0	68.4	(3.3)	—	124.1
Equity earnings from consolidated subsidiaries	452.2	133.9	—	(586.1)	—
	(994.7)	(116.6)	(3.7)	(586.1)	(1,701.1)
(Loss) income before income taxes and equity earnings in affiliates	(1,107.7)	458.0	476.2	(586.1)	(759.6)
Income tax (benefit) expense	(591.6)	243.4	78.1	—	(270.1)
Equity earnings in affiliates	—	153.6	(0.2)	—	153.4
Net (loss) income	(516.1)	368.2	397.9	(586.1)	(336.1)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	59.6	120.4	180.0
Net (loss) income attributable to First Data Corporation	$(516.1)	$368.2	$338.3	$(706.5)	$(516.1)
Comprehensive (loss) income	$(477.6)	$418.2	$319.0	$(564.1)	$(304.5)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	52.7	120.4	173.1
Comprehensive (loss) income attributable to First Data Corporation	$(477.6)	$418.2	$266.3	$(684.5)	$(477.6)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36.5	$43.7	$345.1	$—	$425.3
Accounts receivable, net of allowance for doubtful accounts	5.8	878.6	879.5	—	1,763.9
Settlement assets (a)	—	3,987.4	3,554.4	—	7,541.8
Intercompany notes receivable	21.3	—	16.8	(38.1)	—
Other current assets	64.0	205.7	75.4	—	345.1
Total current assets	127.6	5,115.4	4,871.2	(38.1)	10,076.1
Property and equipment, net of accumulated depreciation	27.9	576.8	244.7	—	849.4
Goodwill	—	9,515.0	7,732.8	—	17,247.8
Customer relationships, net of accumulated amortization	—	1,751.6	1,410.7	—	3,162.3
Other intangibles, net of accumulated amortization	604.8	537.6	577.2	—	1,719.6
Investment in affiliates	—	1,304.7	29.6	—	1,334.3
Long-term settlement assets (a)	—	—	15.2	—	15.2
Long-term intercompany receivables	4,817.6	11,225.9	3,694.6	(19,738.1)	—
Long-term intercompany notes receivable	3,536.5	288.7	0.4	(3,825.6)	—
Long-term deferred tax assets	850.1	—	—	(850.1)	—
Other long-term assets	361.1	447.0	136.3	(109.3)	835.1
Investment in consolidated subsidiaries	24,902.4	5,314.0	—	(30,216.4)	—
Total assets	$35,228.0	$36,076.7	$18,712.7	$(54,777.6)	$35,239.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9.6	$185.9	$92.3	$—	$287.8
Short-term and current portion of long-term borrowings	4.2	66.3	75.8	—	146.3
Settlement obligations (a)	—	3,987.4	3,566.0	—	7,553.4
Intercompany notes payable	16.8	21.3	—	(38.1)	—
Other current liabilities	686.3	613.9	330.3	—	1,630.5
Total current liabilities	716.9	4,874.8	4,064.4	(38.1)	9,618.0
Long-term borrowings	22,469.1	77.3	10.4	—	22,556.8
Long-term deferred tax liabilities	—	1,287.1	116.0	(850.1)	553.0
Long-term intercompany payables	12,681.2	4,578.1	2,478.8	(19,738.1)	—
Long-term intercompany notes payable	290.1	3,452.0	83.5	(3,825.6)	—
Other long-term liabilities	560.3	235.6	63.5	(109.3)	750.1
Total liabilities	36,717.6	14,504.9	6,816.6	(24,561.2)	33,477.9
Redeemable equity interest	—	—	69.1	(69.1)	—
Redeemable noncontrolling interest	—	—	—	69.1	69.1
First Data Corporation stockholder’s (deficit) equity	(1,489.6)	21,571.8	5,451.3	(27,023.1)	(1,489.6)
Noncontrolling interests	—	—	89.5	3,092.9	3,182.4
Equity of consolidated alliance	—	—	6,286.2	(6,286.2)	—
Total equity	(1,489.6)	21,571.8	11,827.0	(30,216.4)	1,692.8
Total liabilities and equity	$35,228.0	$36,076.7	$18,712.7	$(54,777.6)	$35,239.8

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$228.0	$37.2	$343.1	$—	$608.3
Accounts receivable, net of allowance for doubtful accounts	4.4	879.7	963.6	—	1,847.7
Settlement assets (a)	—	5,097.1	4,076.7	—	9,173.8
Intercompany notes receivable	—	—	30.8	(30.8)	—
Other current assets	73.0	145.3	35.3	—	253.6
Total current assets	305.4	6,159.3	5,449.5	(30.8)	11,883.4
Property and equipment, net of accumulated depreciation	30.7	561.4	263.7	—	855.8
Goodwill	—	9,485.3	7,797.2	—	17,282.5
Customer relationships, net of accumulated amortization	—	2,071.7	1,684.6	—	3,756.3
Other intangibles, net of accumulated amortization	605.0	619.7	603.9	—	1,828.6
Investment in affiliates	—	1,375.2	37.9	—	1,413.1
Long-term settlement assets (a)	—	—	54.3	—	54.3
Long-term intercompany receivables	4,766.3	9,605.7	3,607.3	(17,979.3)	—
Long-term intercompany notes receivable	3,397.3	270.0	8.4	(3,675.7)	—
Long-term deferred tax assets	1,028.0	—	—	(1,028.0)	—
Other long-term assets	427.1	373.5	108.2	(83.8)	825.0
Investment in consolidated subsidiaries	24,308.9	5,379.5	—	(29,688.4)	—
Total assets	$34,868.7	$35,901.3	$19,615.0	$(52,486.0)	$37,899.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13.8	$141.8	$105.3	$—	$260.9
Short-term and current portion of long-term borrowings	15.1	55.1	186.9	—	257.1
Settlement obligations (a)	—	5,097.1	4,129.2	—	9,226.3
Intercompany notes payable	30.8	—	—	(30.8)	—
Other current liabilities	608.1	620.3	372.2	—	1,600.6
Total current liabilities	667.8	5,914.3	4,793.6	(30.8)	11,344.9
Long-term borrowings	22,462.3	47.8	18.8	—	22,528.9
Long-term deferred tax liabilities	—	1,445.1	92.4	(1,028.0)	509.5
Long-term intercompany payables	11,408.7	4,104.4	2,466.2	(17,979.3)	—
Long-term intercompany notes payable	276.7	3,315.6	83.4	(3,675.7)	—
Other long-term liabilities	651.7	222.7	31.3	(83.8)	821.9
Total liabilities	35,467.2	15,049.9	7,485.7	(22,797.6)	35,205.2
Redeemable equity interest	—	—	67.4	(67.4)	—
Redeemable noncontrolling interest	—	—	—	67.4	67.4
First Data Corporation stockholder’s (deficit) equity	(598.5)	20,851.4	5,583.0	(26,434.4)	(598.5)
Noncontrolling interests	—	—	70.5	3,154.4	3,224.9
Equity of consolidated alliance	—	—	6,408.4	(6,408.4)	—
Total equity	(598.5)	20,851.4	12,061.9	(29,688.4)	2,626.4
Total liabilities and equity	$34,868.7	$35,901.3	$19,615.0	$(52,486.0)	$37,899.0

(a)                                 The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(869.1)	$482.6	$435.1	$(740.7)	$(692.1)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	7.3	758.9	445.7	—	1,211.9
Charges (gains) related to other operating expenses and other income (expense)	79.3	29.3	(5.7)	—	102.9
Other non-cash and non-operating items, net	(497.5)	(244.0)	(8.0)	740.7	(8.8)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(452.5)	422.8	88.5	—	58.8
Net cash (used in) provided by operating activities	(1,732.5)	1,449.6	955.6	—	672.7
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(12.2)	0.1	—	—	(12.1)
Payments related to other businesses previously acquired	—	0.2	—	—	0.2
Proceeds from dispositions, net of expenses paid and cash disposed	—	10.4	7.7	—	18.1
Proceeds from sale of property and equipment	—	4.7	7.1	—	11.8
Additions to property and equipment	(0.4)	(88.7)	(105.0)	—	(194.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.9)	(124.0)	(59.5)	—	(184.4)
Distributions and dividends from subsidiaries	177.5	190.6	—	(368.1)	—
Other investing activities	0.3	6.1	1.0	—	7.4
Net cash provided by (used in) investing activities	164.3	(0.6)	(148.7)	(368.1)	(353.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(109.6)	—	(109.6)
Accrued interest funded upon issuance of notes	48.7	—	—	—	48.7
Debt modification proceeds and related financing costs	(59.0)	—	—	—	(59.0)
Principal payments on long-term debt	(16.5)	(66.7)	(9.0)	—	(92.2)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(42.0)	(182.5)	(224.5)
Distributions paid to equity holders	—	—	(373.1)	373.1	—
Purchase of noncontrolling interest	—	—	(23.7)	—	(23.7)
Capital contributed by Parent	6.5	—	—	—	6.5
Redemption of Parent’s redeemable common stock	(8.3)	—	—	—	(8.3)
Cash dividends	(28.0)	—	(177.5)	177.5	(28.0)
Intercompany	1,433.3	(1,374.5)	(58.8)	—	—
Net cash provided by (used in) financing activities	1,376.7	(1,441.2)	(793.7)	368.1	(490.1)
Effect of exchange rate changes on cash and cash equivalents	—	(1.3)	(11.2)	—	(12.5)
Change in cash and cash equivalents	(191.5)	6.5	2.0	—	(183.0)
Cash and cash equivalents at beginning of period	228.0	37.2	343.1	—	608.3
Cash and cash equivalents at end of period	$36.5	$43.7	$345.1	$—	$425.3

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2012
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(700.9)	$447.2	$428.7	$(702.3)	$(527.3)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	8.1	844.5	478.3	—	1,330.9
Charges (gains) related to other operating expenses and other income (expense)	101.9	20.8	(0.2)	—	122.5
Other non-cash and non-operating items, net	(483.9)	(265.8)	7.2	702.3	(40.2)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(606.0)	634.5	(147.0)	—	(118.5)
Net cash (used in) provided by operating activities	(1,680.8)	1,681.2	767.0	—	767.4
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(33.0)	0.1	—	—	(32.9)
Contributions to equity method investments	—	(7.9)	—	—	(7.9)
Payments related to other businesses previously acquired	—	(4.4)	—	—	(4.4)
Proceeds from sale of property and equipment	—	7.1	0.9	—	8.0
Additions to property and equipment	(2.6)	(88.9)	(101.6)	—	(193.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.8)	(137.8)	(38.6)	—	(177.2)
Other investing activities	228.3	219.0	6.7	(443.6)	10.4
Net cash provided by (used in) investing activities	191.9	(12.8)	(132.6)	(443.6)	(397.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	99.1	—	99.1
Accrued interest funded upon issuance of notes	6.5	—	—	—	6.5
Debt modification and related financing costs	10.8	—	—	—	10.8
Principal payments on long-term debt	(3.4)	(56.2)	(23.7)	—	(83.3)
Proceeds from sale-leaseback transactions	—	13.8	—	—	13.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(54.0)	(207.9)	(261.9)
Distributions paid to equity holders	—	—	(424.0)	424.0	—
Purchase of noncontrolling interest	—	—	(25.1)	—	(25.1)
Redemption of Parent’s redeemable common stock	(1.7)	—	—	—	(1.7)
Cash dividends	(6.7)	—	(227.5)	227.5	(6.7)
Intercompany	1,549.2	(1,621.7)	72.5	—	—
Net cash provided by (used in) financing activities	1,554.7	(1,664.1)	(582.7)	443.6	(248.5)
Effect of exchange rate changes on cash and cash equivalents	—	(4.2)	5.0	—	0.8
Change in cash and cash equivalents	65.8	0.1	56.7	—	122.6
Cash and cash equivalents at beginning of period	162.2	37.1	286.4	—	485.7
Cash and cash equivalents at end of period	$228.0	$37.2	$343.1	$—	$608.3

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2011
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(516.1)	$368.2	$397.9	$(586.1)	$(336.1)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	8.3	827.4	508.5	—	1,344.2
(Gains) charges related to other operating expenses and other income (expense)	(59.6)	(45.3)	27.2	—	(77.7)
Other non-cash and non-operating items, net	(360.3)	(209.5)	11.4	586.1	27.7
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(527.3)	555.8	129.0	—	157.5
Net cash (used in) provided by operating activities	(1,455.0)	1,496.6	1,074.0	—	1,115.6
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	—	(19.1)	(0.1)	—	(19.2)
Contributions to equity method investments	—	(161.5)	—	—	(161.5)
Payments related to other businesses previously acquired	—	—	3.2	—	3.2
Proceeds from dispositions, net of expenses paid and cash disposed	—	—	1.7	—	1.7
Proceeds from sale of property and equipment	—	14.3	2.8	—	17.1
Additions to property and equipment	(4.6)	(101.3)	(97.0)	—	(202.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.0)	(161.6)	(39.3)	—	(201.9)
Distributions and dividends from subsidiaries	109.7	294.5	—	(404.2)	—
Other investing activities	1.5	6.9	(3.5)	—	4.9
Net cash provided by (used in) investing activities	105.6	(127.8)	(132.2)	(404.2)	(558.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(107.3)	—	(107.3)
Debt modification and related financing costs	(39.7)	—	—	—	(39.7)
Principal payments on long-term debt	(32.9)	(52.7)	(18.9)	—	(104.5)
Proceeds from sale-leaseback transactions	—	2.5	11.7	—	14.2
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(44.2)	(283.1)	(327.3)
Contributions from noncontrolling interest	—	—	0.8	—	0.8
Distributions paid to equity holders	—	—	(577.6)	577.6	—
Redemption of Parent’s redeemable common stock	(0.5)	—	—	—	(0.5)
Cash dividends	(0.2)	—	(109.7)	109.7	(0.2)
Intercompany	1,420.8	(1,288.4)	(132.4)	—	—
Net cash provided by (used in) financing activities	1,347.5	(1,338.6)	(977.6)	404.2	(564.5)
Effect of exchange rate changes on cash and cash equivalents	—	(14.2)	(2.1)	—	(16.3)
Change in cash and cash equivalents	(1.9)	16.0	(37.9)	—	(23.8)
Cash and cash equivalents at beginning of period	164.1	21.1	324.3	—	509.5
Cash and cash equivalents at end of period	$162.2	$37.1	$286.4	$—	$485.7

FIRST DATA CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

(dollars, in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reclassifications from Other Accounts (a)	Deductions (b)	Balance at End of Period
Year ended December 31, 2013 deducted from receivables	$46.0	$93.3	$0.0	$96.4	$42.9
Year ended December 31, 2012 deducted from receivables	$28.4	$83.6	$8.3	$74.3	$46.0
Year ended December 31, 2011 deducted from receivables	$29.1	$61.3	$0.0	$62.0	$28.4

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

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2013. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013, due to a material weakness, described below in Management’s Report on Internal Control over Financial Reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Framework to Internal Control Environment (1992 framework).

Management has concluded that it did not design and maintain effective controls relating to the accounting and reporting for income taxes and also concluded that this is a material weakness in internal control over financial reporting as of December 31, 2013. Specifically, the controls in place relating to the establishment and measurement of valuation allowances against deferred tax assets were not properly designed to provide reasonable assurance that the Company’s income tax benefit and deferred tax assets and liabilities would be properly recorded and disclosed in the financial statements. This material weakness was initially identified in 2012. At the time, the Company had an insufficient number of personnel with appropriate knowledge, experience or training in accounting for income taxes.  Additionally, the organizational structure resulted in incomplete or inadequate oversight and review of complex issues, calculations and disclosures.  While management has made significant progress in its remediation efforts, the material weakness has not been fully remediated as of December 31, 2013. Although the amount of tax related adjustments recorded to the Company’s financial statements have been immaterial, the absence of sufficient controls creates the risk that a material error would not be prevented or detected in a timely manner.

Based on management’s evaluation under the COSO framework, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2013.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is contained below.

Remediation of Material Weakness

During 2013, management initiated a remediation plan which included the following actions:

•                  the Tax Department was restructured, key resources were refocused on the most critical areas and additional technical resources were added;

•                  processes, procedures and controls over income tax accounting were reviewed and modified to ensure greater oversight and transparency; and

•                  additional external resources were engaged to ensure that all concepts and interpretations around income tax accounting have been appropriately considered.

Remaining remediation actions relate to the implementation of tax provision software and further review and modification of processes, procedures and controls.

Changes in Internal Control over Financial Reporting

Other than with respect to the ongoing remediation of the material weakness pursuant to the plan described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of First Data Corporation

We have audited First Data Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). First Data Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to First Data Corporation’s accounting for deferred income taxes. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Data Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2013. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 10, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, First Data Corporation has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Denver, Colorado

March 10, 2014

ITEM 9B.                  OTHER INFORMATION

On March 5, 2014, the First Data Governance, Compensation and Nominations Committee approved changes to the Senior Executive incentive Plan to remove certain restrictions and allow bonuses to be approved for senior executives under the plan at its discretion. A copy of the Senior Executive Incentive Plan is included as Exhibit — to this Form 10-K.

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and members of the Board of Directors (the “Board”) are as follows:

Name	Age	Position
Frank J. Bisignano	54	Chairman and Chief Executive Officer
Guy Chiarello	54	President
John Elkins	61	Executive Vice President and President, First Data International Regions
Christine Larsen	52	Executive Vice President and Chief Operations Officer
Barry McCarthy	50	President, U.S. Financial Services
David R. Money	58	Executive Vice President, General Counsel and Secretary
Himanshu Patel	38	Executive Vice President, Strategy & Business Development and Public Affairs
Ray E. Winborne	46	Executive Vice President and Chief Financial Officer
Joe W. Forehand	65	Director
Henry R. Kravis	70	Director
Scott C. Nuttall	41	Director
Tagar C. Olson	36	Director
Joseph J. Plumeri	70	Director

Frank J. Bisignano has been Chairman of the Board since March 2014 and Chief Executive Officer and a member of the Board since April 2013. Prior to joining us, Mr. Bisignano was the Co-Chief Operating Officer for JPMorgan Chase from July 2012 to April 2013, CEO of Mortgage Banking at JP Morgan Chase from February 2011 until December 2012, and Chief Administrative Officer of JPMorgan Chase from 2005 until July 2012.

Guy Chiarello has been President since July 2013. Prior to joining the Company, Mr. Chiarello was the Chief Information Officer of JPMorgan Chase & Co. for the prior five and a half years and served in various technology roles for Morgan Stanley for 23 years prior to that.

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

Christine Larsen joined the Company as Executive Vice President and Chief Operations Officer in June 2013. Prior to joining the Company, she was Executive Vice President of JPMorgan Chase & Co since January 2012 responsible for firm-wide process improvement and enterprise program management, with a focus on control and integration efforts. From 2006 to January 2012, she was responsible for various senior operations and technology roles at JPMorgan Chase & Co.

Barry McCarthy has been the president of the Company’s U.S. Financial Services segment since February 2013. Mr. McCarthy joined First Data in 2004 and has served in various roles of increasing responsibility including head of the merchant product organization, new technologies and general manager of First Data’s Asia-Pacific merchant business. Prior to joining First Data, he co-founded MagnaCash, a Silicon Valley-based micropayments company, and held various executive roles at VeriSign, Wells Fargo Bank and Proctor & Gamble.

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

Himanshu Patel joined the Company in June 2013 as Executive Vice President, Strategy & Business Development and Public Affairs. Prior to joining the Company, he served in various roles at JPMorgan Chase & Co. since 1997, including Senior Equity Analyst from 2001 to 2011.

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

Joe W. Forehand has been a member of the Board since September 2009 and Chairman of the Board from March 2010 to March 2014.  Mr. Forehand was interim Chief Executive Officer of the Company from March 2010 until October 2010.  In his more than 30 years with Accenture Ltd., Mr. Forehand served as the CEO from 1999 until 2004, prior to that, as chief executive of the Communications and High Technology Operating Group, and as Chairman of the board of directors of Accenture Ltd. from 2001 until 2006. Mr. Forehand is a Senior Advisor of Kohlberg Kravis Roberts & Co. (“KKR”) and has also been involved with KKR’s growth and emphasis on the technology industry sector. He is a board member of Aricent Inc.

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

Scott C. Nuttall has been a member of the Board since September 2007 and is a Member of KKR. Mr. Nuttall joined KKR in 1996 and is head of KKR’s Global Capital and Asset Management Group, which includes KKR Asset Management, KKR Capital Markets and KKR’s Client and Partner Group. He has played a significant role in several of KKR’s private equity investments. He currently is a member of the board of directors of First Data Corporation and KKR Financial Holdings.  Prior to joining KKR, he was with the Blackstone Group where he was involved in numerous merchant banking and merger and acquisition transactions. He received a B.S., summa cum laude, from the University of Pennsylvania. Mr. Nuttall serves as co-Chair of Teach for America — New York, a non-profit organization that aims to eliminate educational inequity.

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

Joseph J. Plumeri has been a member of the Board and Senior Advisor of KKR since August 2013. Prior to joining the Company, Mr. Plumeri was Chief Executive Officer of Willis Group Holdings plc from October 2000 to January 2013 and Chairman of its Board from 2001 to July 2013. Prior to joining the Willis Group, Mr. Plumeri spent 32 years as an executive with Citigroup Inc. and its predecessors, where his responsibilities included overseeing the 450 North American retail branches of Citigroup’s Citibank unit. Before that, Mr. Plumeri served as Chairman and Chief Executive Officer of Citigroup’s Primerica Financial Services from 1995 to 1999. In 1994, Mr. Plumeri was appointed Vice Chairman of Citigroup’s predecessor, Travelers Group Inc. In 1993, Mr. Plumeri became the President of a predecessor of Citigroup’s Salomon Smith Barney unit after overseeing the merger of Smith Barney and Shearson and serving as the President and Managing Partner of Shearson since 1990. He also serves on the boards of the National Center on Addiction and Substance Abuse; Mount Sinai Medical Center; the Intrepid Sea, Air & Space Museum; the Jackie Robinson Foundation; Carnegie Hall and the Churchill Centre and Museum at the Cabinet War Rooms in London.

The Company’s Governance, Compensation and Nominations Committee (the “Committee”) identifies individuals qualified to become members of the Board and recommends to the Board nominees for election as directors at each annual meeting of shareholders and to fill vacancies on the Board. The Committee looks for certain qualities common to all Board members, including integrity, collegiality, and ability and willingness to make a commitment to the Company. When considering whether directors and nominees have the experience, qualifications, attributes and skills, the Committee and the Board focused primarily on the information discussed in each of the directors’ individual biographies set forth above. With regard to Mr. Bisignano, the Board considered his many years’ of executive experience in the financial industry. With regard to Mr. Forehand, the Board considered his many years’ experience at a publicly held consulting and technology services company, including service as chairman of the board. With regard to Mr. Kravis, the Board considered his significant experience and expertise in private equity investments. With regard to Mr. Nuttall, the Board considered his broad perspective brought by Mr. Nuttall’s involvement in KKR’s diverse investments and his extensive knowledge of our business and capital structure through his involvement since the 2007 merger. With regard to Mr. Olson, the Board considered his expertise in the financial services industry and his extensive knowledge of our business and capital structure through his involvement since the 2007 merger. With regard to Mr. Plumeri, the Board considered his many years’ experience as chief executive officer of a publicly held company.

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

Audit Committee Financial Expert and Recommendation of Directors.

The Company’s Audit Committee consists of Messrs. Nuttall and Olson. The Board of Directors has determined that Messrs. Nuttall and Olson are audit committee financial experts as defined by regulations of the Securities and Exchange Commission. The Company does not have procedures by which security holders may recommend nominees to its board of directors.

PART III

ITEM 11.                           EXECUTIVE COMPENSATION

FIRST DATA CORPORATION

COMPENSATION DISCUSSION AND ANALYSIS

FISCAL YEAR 2013

EXECUTIVE SUMMARY

To position the Company for future growth and to advance its focus on operational efficiency and providing solutions that help clients succeed, First Data Corporation (“FDC”, “First Data” or the “Company”) added several new senior executives in 2013, including a new Chief Executive Officer.  These executives have been installed to help lead a transformation of First Data and drive greater returns.  They include Frank J. Bisignano, who was appointed as the new Chief Executive Officer and a member of the Board of Directors (the “Board”) of First Data on April 28, 2013.  Mr. Bisignano has a proven track record of catalyzing positive change on a global business operating in a dynamic industry.  At Citigroup, he built — from the ground up — the largest transaction services business in the world and oversaw the largest technological and operations businesses in the financial services industry.  He is known for managing technological innovation in customer-focused businesses, and will apply his skills and experience to lead and grow our leadership role in payment processing globally.

In addition to Mr. Bisignano, the Company recruited Christine Larsen and Himanshu Patel, who were hired as Executive Vice President, Chief Operations Officer and Executive Vice President, Strategy and Business Development, respectively, on May 23, 2013; and Guy Chiarello who was appointed President of First Data on July 8, 2013.  He has been charged with leading the Company’s strategy and execution for product development, client solutions and technology.

All of the new executives joining First Data were highly valued and highly compensated individuals with their previous employer.  Compensation for these executives at First Data was set at a level reflecting their established positions and their decisions to forego unvested deferred compensation they would have otherwise received.  These individuals each decided to leave secure employment with a very significant, well-established financial services firm to join First Data’s efforts to re-position the company for future growth.  Their compensation packages were specifically structured to include First Data equity grants.  Stock options represented a significant portion of the new hire compensation package, up to 65% in the case of Mr. Bisignano.  The options vest 20% each year over a period of five years, subject to continued employment in order to align the long-term interests of the executives with those of existing shareholders.  To attract Mr. Chiarello to accept the position of President of the Company, his compensation package was constructed to include a sign-on bonus to approximate foregone compensation.

We believe our named executive officers are motivated by the potential for appreciation in the stock price, particularly as they will realize the value on these options only if the stock price increases and the executives remain employed with First Data beyond the date at which the stock options vest.  Stock options give the recipients the right to purchase at a specified price (that is, the fair value of our common stock on the date when the stock option was granted) a specified number of shares of our common stock for a specified period of time (generally, ten years).  Our named executive officers realize value on these stock options only if our stock price increases (which benefits all stockholders) and the named executive officers remain employed with us beyond the date that their stock options vest.

Coincident with these appointments, in 2013, the Governance, Compensation and Nominations Committee (the “Committee”) of First Data Corporation adopted a total compensation philosophy and significantly strengthened the emphasis on equity-based and performance-based pay for its executives and all employees.

Developments:

On January 11, 2013, Jonathan J. Judge resigned from the role of Chief Executive Officer.  On January 28, 2013, FDC announced the appointment of Edward A. Labry III, 49, as interim Chief Executive Officer of the Company.  He served in that capacity until Mr. Bisignano was appointed as Chief Executive Officer.  Mr. Labry then accepted the role of Vice Chairman.  On August 21, 2013, the Board of FDC voted to expand the number of directors that constitute the Board from five to six and elected Joseph J. Plumeri, the former Chairman and Chief Executive Officer of a successful global insurance brokerage firm, as a director of the Company.  He was also appointed as a senior advisor to Kohlberg Kravis Roberts & Co. (“KKR”) and in this capacity has provided assistance to the Company, specifically in the areas of client delivery, client innovation and marketing.

ROLE OF THE COMMITTEE

The Committee reviews and approves all aspects of the Company’s compensation programs for its executive officers. Specifically, under its charter, the Committee is tasked with:

•                  establishing the Company’s compensation philosophy;

•                  evaluating performance and setting compensation for the Company’s executive officers;

•                  overseeing regulatory compliance with respect to compensation matters; and

•                  delegating to and monitoring various subcommittees with responsibility for administrative and legal compliance for retirement and benefit plans.

During 2013, the Committee was comprised of Scott C. Nuttall (Chairperson), Joe W. Forehand and Henry R. Kravis.  All of the foregoing individuals are affiliated with KKR and, therefore, not deemed independent Directors.  Disclosure of payments between the Company and KKR affiliates is included in Item 13 “Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K.

The equity compensation provided to the senior executives of the Company is approved by the Governance, Compensation and Nominations Committee (the “Holdings Committee”) of First Data Holdings Inc. (“Holdings”), the parent corporation of FDC (the “FDC Committee” and the “Holdings Committee” together referred to as the “Committees”).  The FDC Committee is comprised of the same individuals as are members of the Holdings Committee.

ROLE OF MANAGEMENT

The Company’s management provides information, data, analysis, updates and recommendations to the Committee. Specifically, management provides recommendations on pay levels for executive officers other than the Chief Executive Officer (“CEO”) as well as the design of all material compensation and benefit plans. Finally, management is responsible for the administration of the Company’s executive compensation programs and policies.

EXECUTIVE COMPENSATION PROGRAM OBJECTIVES

Executive Compensation Philosophy

The Company’s executive compensation philosophy and corresponding pay practices are designed to align executives tightly with the Company’s growth objectives, resulting in increased value for shareholders.  This alignment is created via equity compensation and annual incentive compensation, the value of which is driven by company performance over the long and short term, respectively.  All executives, including those hired in 2013 maintain a significant equity stake in the Company.

When considering the design of the Company’s compensation plans, incentive plan funding schemes, and individual compensation decisions, the Committee considers several principles.

•                  Focus on total compensation, rather than individual pay components.

•                  Align realized compensation with company performance.

•                  Emphasize equity ownership as largest driver of compensation value.

•                  Pay at a competitive market position in order to attract the best available talent.

Focus on Total Compensation

FDC has a strong commitment to rewarding all executives, and all employees, on a total compensation basis.  Rather than focus on individual pay components, FDC emphasizes total compensation opportunities.  For executives, FDC and the Committee believe that a large majority of these total compensation opportunities are delivered via long-term equity.  This philosophy is reflected in the hiring packages for new executives and other 2013 compensation decisions described below.

Align Realized Compensation with Company Performance

The Committee places a great emphasis on the alignment of compensation with company performance and shareholder value.  Executives should see realized compensation rise or fall based on the performance of the Company.  With a significant portion of compensation opportunities derived from equity, and further because FDC equity is not liquid until an Initial Public Offering (“IPO”)

is achieved, this linkage is very strong.  Additionally, FDC’s annual cash incentive plan for executives, the Senior Executive Incentive Plan (“SEIP”) is funded each year based solely on company performance.

Emphasize Equity Ownership

The Committee requires that all executives have a significant equity stake in FDC to ensure complete alignment with shareholders, strong correlation between company performance and executive compensation, and complete focus on the goals of FDC.

The 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (the “2007 Equity Plan”) facilitates significant equity ownership by executive officers.  All executive officers have either directly purchased shares of stock or relinquished equity of their former employer in connection with the Holding equity grants. The Committee believes that by requiring a personal investment in Holdings, the 2007 Equity Plan is a powerful mechanism to facilitate equity ownership and closely align executive and shareholder interests.  To ensure equity remains the predominant compensation component for executives and to strengthen long-term alignment, executives also receive annual equity grants.

As a further demonstration of the Committee’s commitment to equity ownership as a path to align the interests of executives and employees with long-term success of the Company, the Committee also approved a broad-based employee equity ownership program commencing in January 2014. The Committee believes that creating a strong culture of ownership within FDC will benefit its clients, employees and shareholders.

Pay at a Competitive Market Position

The Committee ensures that incoming and incumbent executives are paid competitively. In order to successfully attract and retain top performing executives, the Company annually reviews market data and aims to provide competitive total compensation opportunities.  In light of recent hiring, the Company and Committee have also gained significant insight into current compensation practices among peer companies and have leveraged this information along with peer group analysis in making pay decisions.

The Company and the Committee periodically review the Company’s executive compensation practices against a peer group of companies.  The Company’s peer group is comprised of direct competitors, frequently identified peer companies to the Company’s direct competitors, and other companies deemed comparable to the Company in terms of industry, pay practices, revenue and market value.  The peer group includes the following 21 companies:

•	Accenture	•	ADP	•	American Express
•	Capital One Financial	•	Computer Sciences Corp.	•	Discover Financial
•	eBay	•	Fidelity Nat’l Info Services	•	Fifth Third Bancorp
•	Fiserv	•	MasterCard	•	PNC Financial Services
•	SAIC	•	SLM Corp.	•	State Street Corp.
•	SunTrust Banks	•	Symantec Corp.	•	Total System Services
•	VISA	•	Western Union	•	Yahoo!

Competitive benchmarks for each of the Company’s executive officers are created by utilizing available information disclosed in proxy statements of these companies in combination with generally available market compensation survey information. It is important to note that compensation data from non-peer group companies is also given significant consideration since the Company also recruits talent from organizations outside the payments industry.

ELEMENTS OF COMPENSATION

Compensation for the Company’s executive officers is delivered through:

•                  base salary;

•                  annual cash incentives;

•                  equity;

•                  perquisites; and

•                  retirement plans.

Base Salary

Base salary forms the foundation of the Company’s compensation program. Base salaries for executives reflect market competitive levels (as described above) and factors unique to each executive such as scope of responsibilities, individual skill set, experience level, time in role, pay relative to internal peers and base pay in previous roles before coming to FDC.

During 2013, two executives received base pay increases.  Ray Winborne received a base increase from $600,000 to $675,000, effective March 1, 2013.  On May 7, 2013 at the time of his appointment as Vice Chairman, Edward Labry’s base pay was increased from $1,000,000 to $1,100,000, retroactive to January 1, 2013.

At this time, no pay increases are planned for 2014.  Base pay for executives as of December 31, 2013 is as follows:

Base Salary as of December 31, 2013

Frank J. Bisignano, Chief Executive Officer	$1,500,000
Edward A. Labry III, Former Interim CEO and Current Vice Chairman	$1,100,000
Ray E. Winborne, Executive Vice President & Chief Financial Officer	$675,000
Guy Chiarello, First Data President	$1,000,000
Christine Larsen, Executive Vice President, Chief Operations Officer	$650,000
Himanshu Patel, Executive Vice President, Strategy and Business Development	$500,000

Annual Cash Incentives

Plan Design and Mechanics

Executive officers are eligible to receive a performance-based annual cash incentive under the SEIP.  SEIP payouts to executive officers are based first and foremost on Company performance during the fiscal year and secondarily based on individual contributions and results during the year.  To accomplish this objective, the Committee approved a fully discretionary funding structure for 2013 for the SEIP.  This structure was deemed most appropriate to ensure the Committee maintained the discretion and ability to appropriately incent and reward the performance of each executive based upon all factors relevant to the evaluation of company performance.

Mr. Labry had a minimum opportunity of $1,000,000 approved by the Committee in conjunction with his appointment as Vice Chairman.  All other newly hired executives during the year had minimum cash incentives for 2013 approved by the Committee during the hiring process.  Mr. Bisignano’s employment agreement provided for a 2013 cash bonus in an amount that results in being paid by both the Company and his prior employer, in the form of base salary and cash incentive payments at least $4.75 million in the 2013 taxable year.  Minimum bonuses for Mr. Chiarello, Mr. Patel and Ms. Larsen were $2,500,000, $1,000,000 and $1,250,000 respectively.

The Committee has approved cash bonuses for the 2013 plan year as follows.  In 2014, no current executives will have any minimum cash incentive amounts and all awards will be completely performance based.

2013 SEIP Payout
Frank J. Bisignano	$3,704,161
Edward A. Labry III	$1,168,000
Ray E. Winborne	$1,000,000
Guy Chiarello	$2,500,000
Christine E Larsen	$1,250,000
Himanshu A Patel	$1,000,000

Equity

As described above, equity compensation is at the heart of the Company’s compensation philosophy.   Incumbent executives received equity awards in 2013 to further bolster the role equity plays in their total compensation opportunity.  Mr. Bisignano made a significant personal investment to purchase shares of stock in addition to receiving restricted stock grants to replace equity holdings in his previous employer’s company which were relinquished upon his hiring by FDC.  Other new executives, including Ms. Larsen, Mr. Patel and Mr. Chiarello also received restricted stock grants for this purpose.  The Committee also granted options to each new executive in proportion to their investment, whether that investment was made directly or via relinquishment of previously held equity.

2013 Equity Awards

Annual grants to Mr. Labry and Mr. Winborne were made in March 2013, with amounts determined in the sole discretion of the Committee based on each executive’s role and performance.  These equity awards were granted under the 2007 Equity Plan and were comprised of both options and restricted stock awards.  Restricted shares vest upon the later of three years from grant date or a liquidity event, as defined by the Plan.  Options vest one-third per year over a three year period from the grant date.

	Stock Option Grant	Restricted Stock Award
Edward A. Labry III	571,429	285,714
Ray E. Winborne	385,714	192,857

Mr. Labry also received a special grant following his appointment as Vice Chairman of 2,500,000 options, which vest 20% per year over five years from the grant date.

In December 2013, the Committee cancelled all outstanding performance-vested options.  Prior to cancellation, Mr. Labry held 5,625,000 and Mr. Winborne held 500,000 performance-vested options.

On May 7, 2013, Mr. Bisignano purchased 857,143 shares at the then market value of $3.50 per share and was granted 4,285,715 unrestricted shares of stock.  He was also granted 1,428,572 shares of fully vested restricted stock units to be delivered to him upon the earlier of his termination date, or at the time of 2013 bonus payment.

Executives hired during 2013, also received the following equity awards.

	Grant Date	Stock Options Granted	Stock Option Vesting	Restricted Stock Granted	Restricted Stock Vesting
Frank J. Bisignano	5/7/2013	26,285,714	20% per year	—
Guy Chiarello	7/11/2013	5,000,000	20% per year	1,857,142	Later of 3 years, or Liquidity Event (1)
Christine E. Larsen	6/3/2013	3,000,000	20% per year	1,200,000	Later of 3 years, or Liquidity Event (2)
Himanshu A. Patel	6/3/2013	2,750,000	20% per year	750,000	Later of 3 years, or Liquidity Event (2)

(1)         Half of Mr. Chiarello’s restricted stock would become vested following any separation of service after December 31, 2013.  All of Mr. Chiarello’s restricted stock would become vested following any separation of service after July 11, 2015.

(2)         Forty percent of Mr. Patel’s and Ms. Larsen’s restricted stock would become vested following any separation of service after December 31, 2013.  Eighty percent of Mr. Patel’s and Ms. Larsen’s restricted stock would become vested following any separation of service after December 31, 2014.  All of Mr. Patel’s and Ms. Larsen’s restricted stock would become vested following any separation of service after December 31, 2015.

General Provisions for Options and Purchased Shares under the 2007 Equity Plan

IPO or sale of FDC has no impact on options vesting unless the Sponsor’s (KKR’s) stake drops to a level below 10% of their original investment.  If it does, then all options granted in 2011 and later become 100% vested.  If the sale of FDC results in a Change in Control whereby the sponsor stake drops below 50% and the sponsor no longer controls a majority of the Board all call rights are eliminated and options granted in 2011 and forward become 100% vested.  For options held by Mr. Labry and Mr. Winborne which were granted in 2010 and prior, the vesting of all time options is fully accelerated upon a Change in Control or a Liquidity Event, as defined in the 2007 Equity Plan.

If an option holder terminates employment with the Company for any reason, all options are subject to call rights by Holdings until a Change in Control or a Liquidity Event, as defined in the 2007 Equity Plan.

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

If the option holder’s employment is terminated voluntarily or for Cause (as defined in the 2007 Equity Plan), call rights may be exercised on vested options at the lesser of the fair market value share price or the option exercise price. In this event, shares obtained through previous option exercises may be called at the lesser of the fair market value share price or the option exercise price.  In the case of involuntary termination for Cause, call rights may be exercised on purchased shares at the lesser of the fair market value share price or the original purchase price.  In the case of voluntary termination, call rights may be exercised on purchased shares at the fair market value share price.  These provisions greatly enhance the retention of executives who participate in the 2007 Equity Plan by eliminating all potential option gains for executives who voluntarily terminate prior to a Liquidity Event.

Shares of purchased stock held by executives may not be sold prior to a Liquidity Event.  If a shareholder’s employment is terminated involuntarily or due to Death, Disability, Good Reason or Not for Cause (as defined in the 2007 Equity Plan), call rights may be exercised on purchased shares at the fair market value share price. In the event of Death or Disability, the shareholder has a put right to sell shares back to Holdings at the fair market value share price.

Other than awards made to newly hired executives, Restricted Stock Awards/Restricted Stock Units awarded in 2013 will have the restrictions lapse/vest at the later of: (a) three years from grant date and (b) a Liquidity Event — as defined in the Plan, but generally equivalent to an IPO plus any mandatory lock-up period (up to 180 additional days from IPO).

Grant Process

All equity grants were made under the 2007 Equity Plan, and granted at the then-current fair market value on the date of each grant. Fair market value was determined by the full Holdings Board at the time of grant. Equity grants were made on the date the grants were approved by the Holdings Committee.

Perquisites

The Company’s compensation philosophy is to focus on performance-based forms of compensation while providing only minimal executive benefits and perquisites.  Reimbursement for relocation and moving expenses are offered to the Company’s executive officers.  Executives are also authorized to use the corporate aircraft for personal purposes in limited instances.

The financial planning benefit previously offered to all executives was stopped in 2013.  Per his employment agreement, Mr. Bisignano is eligible for up to $100,000 per year of financial planning assistance; however, this benefit was not used during 2013.

Retirement Plans

In 2013, all employees in the U.S., including executive officers, were eligible to participate in the First Data Corporation Incentive Savings Plan (“ISP”). The ISP is a qualified 401(k) plan designed to comply with Internal Revenue Service (“IRS”) safe harbor rules. The Company maintains the ISP to allow employees to save for their retirement on a pre-tax basis and provides company contributions to help employees build retirement savings. The company contribution component of this plan will be suspended beginning in 2014.

In 2013, the Company matched 100% of employee deferrals up to 3% of eligible pay and 50% of employee deferrals on the next 1% of eligible pay. Eligible pay includes base and incentive compensation and is capped by IRS limitations applicable to qualified plans. Company contributions become 100% vested after 2 years of service and there is no service requirement to begin receiving company matching contributions.

Beginning January 1, 2014, the Company match has been suspended for all employees, including executives.

FDC does not currently offer defined benefit plans or non-qualified retirement plans to its executive officers.

SEVERANCE AND CHANGE IN CONTROL AGREEMENTS

In general, the Company does not enter into employment agreements with employees, including the Company’s executive officers, except in the case of Mr. Bisignano, Mr. Judge and Mr. Labry.  A description of these agreements is provided below.  All current executive officers serve at the will of the Board.

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

The Policy provides for the payment of benefits to executive officers upon severance from FDC and/or upon a change of control.  The Policy is intended to promote uniform treatment of senior executives who are involuntarily terminated other than for Cause or who voluntarily leave the Company for Good Reason, as defined under the 2007 Equity Plan. Under the Policy, no benefits are provided based solely on a Change in Control. The Policy provides for payment of benefits as described below:

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

(iii)               Continuation of medical, dental and vision benefits coverage for the severance period, with a portion of the costs of the benefits paid by the executive officer.

(iv)              A “Gross-Up Payment” is made if it is determined that any Internal Revenue Code Section 280G parachute payments provided by the Company to or, on behalf of, an eligible executive would be subject to the excise tax imposed by Internal Revenue Code Section 4999. The Gross-Up Payment is an amount so that after payment of all taxes, the eligible executive retains an amount equal to the Excise Tax imposed by Internal Revenue Code Section 4999. Executives are eligible for this benefit regardless of whether their employment is terminated following a Change in Control.

As a condition to receiving severance benefits under the Policy, all employees are required to release FDC and its employees from all claims they may have against them and agree to a number of restrictive covenants which are structured to protect the Company from potential loss of customers or employees and to prohibit the release of confidential company information.

OTHER BENEFIT PLANS

All executive officers are also eligible to participate in the employee benefit plans and programs generally available to the Company’s employees, including participation in the Company’s matching gift program (which was terminated at the end of 2013) and coverage under the Company’s medical, dental, life and disability insurance plans.

EMPLOYMENT/ TRANSITION AND TERMINATION AGREEMENTS WITH FDC EXECUTIVES

Retention and Transition Agreement with Mr. Judge

Holdings and the Company entered into a Retention and Transition Agreement (the “Agreement”) with Mr. Judge (the “Executive”) on January 9, 2013 and a copy of this Agreement, in its entirety, was included in the Current Report on Form 8-K filed on January 11, 2013. Under the terms of the Agreement, Mr. Judge’s current compensatory arrangement continued until January 31, 2013 (the “Effective Date”).  Thereafter, subject to the conditions outlined in the Agreement, the Company agrees to provide to Executive the following payments and benefits:  (i) Executive will receive salary continuation for a period of 24 months, with the sum total of payments equal to 2 times his base pay plus target bonus; (ii) insurance coverage in accordance with COBRA paid for by the Company and Company-funded health insurance until age 65 following the COBRA period; (iii) continued vesting in previously granted equity awards until March 31, 2014; (iv) agreement not to exercise the Company’s Call Rights on Mr. Judge’s equity holdings without his mutual agreement; and (v) a cash payment equal to financial planning benefits for two years following termination.

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

Employment Agreement with Mr. Labry

In connection with FDC’s merger with Concord EFS, Inc., on April 1, 2003 an employment agreement was entered into with Edward A. Labry III. The agreement provided Mr. Labry’s compensation for the initial employment period and that he may be eligible for additional compensation under certain Company plans or arrangements. Under the agreement, Mr. Labry agreed not to compete with the Company, or solicit any employees or customers of the Company, during his employment with the Company and twelve months thereafter. The initial employment period was February 26, 2004 through February 26, 2006. However, the agreement automatically extends for additional thirty (30) day periods unless either party gives notice to the other party fifteen (15) days before the end of an employment period. As of the date hereof, neither party has provided notice to terminate the agreement.

Employment Agreement with Mr. Bisignano

On April 28, 2013, First Data and Holdings entered into an employment agreement with Mr. Bisignano (the “Employment Agreement”).  A copy of the Employment Agreement is attached to a Current Report on Form 8-K and is incorporated therein by reference. The Employment Agreement provides for an initial five-year term from the Commencement Date and automatic one-year extensions after such time unless terminated by either party with prior written notice.  Under the terms of the Employment Agreement, Mr. Bisignano will earn an annual base salary of $1,500,000, which base salary may be increased but not decreased; receive a guaranteed annual incentive payment for 2013 in an amount which results in Mr. Bisignano being paid by both First Data and his prior employer, in the form of base salary and cash incentive payments (excluding any special, one-time incentive payments), at least $4.75 million; and commencing with the 2014 fiscal year, be eligible to receive a discretionary annual incentive payment in such amount as determined in the sole discretion of the Compensation Committee of the Board of Directors of First Data, based upon its assessment of Mr. Bisignano’s performance, payable in the form of cash, equity-based awards or a combination thereof. Mr. Bisignano will be eligible to receive executive perquisites, fringe and other benefits consistent with what is provided to executives. Mr. Bisignano’s employment agreement also stipulates he would receive the greater of $9,500,000 or two times the sum of his base pay and average of his last two annual incentive payments.

TAX AND ACCOUNTING CONSIDERATIONS

During 2013, Internal Revenue Code Section 162(m) limitations on tax deductibility of compensation did not apply to FDC as the Company’s common stock is not registered or publicly traded. The Committee has not considered Internal Revenue Code Section 162(m) deductibility limitations in the planning of 2013 compensation since they do not apply.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joe W. Forehand (1)	800,000	875,000	2,063,000	640,000	0	21,600	4,399,600
Henry R. Kravis	40,000	0	0	0	0	0	40,000
Scott C. Nuttall	40,000	0	0	0	0	0	40,000
Tagar C. Olson	40,000	0	0	0	0	0	40,000
Joseph J. Plumeri (2)	345,000	0	1,997,000	520,000	0	5,760	2,867,760

FDC Directors do not receive compensation. However, all of the Directors of FDC are also Directors of FDC’s parent company, Holdings. The Board of Directors of Holdings has approved an annual cash retainer for each non-employee director of Holdings, other than Mr. Forehand, of $40,000 per year.

All Directors other than Mr. Forehand are eligible to defer up to $40,000 of their retainer in the First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (“Director Deferred Comp Plan”) and each such Director elected to defer $40,000 of their retainer earned in 2013. Deferrals in the Non-Employee Director Deferred Compensation Plan track the value of shares of Holdings and are payable to participants only upon Separation of Service or Death.

(1)         Mr. Forehand received a non-executive Chairman Compensation package from Holdings consisting of $800,000 per year payable in monthly installments and an annual bonus determined at the discretion of the Holdings Committee, with a target amount of $800,000.   He received 250,000 Restricted Stock Awards which vest upon the later of 3 years from grant or a liquidity event as defined in the Equity Plan.  He received 1,000,000 fully vested stock options with an exercise price of $3.50.

(2)         Mr. Plumeri earned a $20,000 retainer for his board service in 2013 which was deferred into the Director Deferred Comp Plan.  He also provided services to the Company under the KKR Management Contract and earned $845,000 for such services in 2013.  Mr. Plumeri purchased 1,428,572 shares of stock and received a grant of 1,000,000 stock options which vest one-third per year over three years if he remains a Director. Other Compensation amounts represent value of personal travel on Company aircraft.

Reimbursements

Directors are reimbursed for their expenses incurred in attending Board, committee and shareholder meetings, including those for travel, meals and lodging. Directors are also reimbursed for their expenses incurred in attending director education programs. The Company also provides office space and administrative support for Mr. Plumeri in support of performance of his duties as a Director.

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

GOVERNANCE, COMPENSATION AND NOMINATIONS COMMITTEE

Scott C. Nuttall (Chairperson)

Henry R. Kravis

Joe W. Forehand

As discussed in the Executive Summary above, the Company added several new senior executives in 2013. Significant portions of their compensation packages were designed to incent them to leave their former employer and to compensate them for the resulting loss of equity.  We believe our named executive officers are motivated by the potential for appreciation in the stock price, particularly as they will realize the value on these options only if the stock price increases and the executives remain employed with First Data beyond the date at which the stock options vest.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)

Frank J. Bisignano,	2013	1,045,839	3,704,161	20,000,002	50,994,285	0	0	635,234	76,379,521
Chief Executive Officer

Jonathan J. Judge,	2013	125,000	0	0	0	0	0	7,569,948	7,694,948
Former Chief Executive Officer	2012	1,500,000	1,912,500	500,001	531,333	0	0	389,841	4,833,675
	2011	1,500,000	2,137,500	125,001	146,249	0	0	662,524	4,571,274

Ray E. Winborne,	2013	662,500	1,000,000	675,000	795,728	0	0	14,386	3,147,614
Executive Vice President & Chief Financial Officer	2012	600,000	510,000	249,999	265,667	0	0	30,926	1,656,592
	2011	595,833	570,000	240,000	1,739,850	0	0	27,707	3,173,390

Edward A. Labry III,	2013	1,100,000	1,568,000	999,999	6,028,858	0	0	216,927	9,913,784
Former Interim Chief Executive Officer; Current Vice Chairman	2012	1,000,000	1,062,500	300,000	318,800	0	0	209,121	2,890,421
	2011	1,000,000	1,187,500	300,000	351,000	0	0	173,243	3,011,743

Guy Chiarello	2013	481,410	9,000,000	6,499,997	10,330,000	0	0	31,680	26,343,087
President

Christine E. Larsen	2013	396,667	1,250,000	4,200,000	6,090,000	0	0	23,780	11,960,447
Executive Vice President, Chief Operations Officer

Himanshu A. Patel	2013	305,128	1,000,000	2,625,000	5,582,500	0	0	11,152	9,523,780
Executive Vice President, Strategy and Business Development

(1)               Amounts listed reflect approved 2013 payouts under the Senior Executive Incentive Plan.  In addition to those payouts, during 2013, Mr. Chiarello received a cash sign-on bonus of $6,500,000 and Mr. Labry received a special recognition cash bonus of $400,000.

(2)         The table reflects the grant date fair value of all restricted shares used for financial reporting purposes and awarded under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. For further information on stock awards granted in 2013, see the Grant of Plan-Based Awards Table.

(3)         The table reflects the grant date fair value of all stock options used for financial reporting purposes and awarded under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates and is determined using the Black-Scholes option pricing model. For further information on options granted in 2013, see the Grant of Plan-Based Awards Table.

(4)     Full explanation of these amounts is provided in the Perquisite and Personal Benefits Table and accompanying footnotes.

PERQUISITE AND PERSONAL BENEFITS

Name	Year	Financial Planning ($) (1)	Employee Stock Purchase Plan ($)	Defined Contribution Plans ($) (2)	Non-Qualified Deferred Compensation Earnings ($)	Life Insurance ($) (3)	Tax Gross-Up Payments ($) (4)	Severance Payments ($) (5)	Relocation Benefits ($) (6)	Other Compensation ($) (7)	Total ($)

Frank J. Bisignano	2013	0	0	2,750	0	1,639	191,029	0	264,674	175,142	635,234

Jonathan J. Judge	2013	0	0	4,375	0	941	7,512	7,500,000	0	57,120	7,569,948
	2012	20,000	0	8,750	0	4,902	52,141	0	2,810	301,238	389,841
	2011	20,000	0	8,575	0	4,902	193,188	0	329,191	106,668	662,524

Ray E. Winborne	2013	0	0	8,925	0	990	1,491	0	0	2,980	14,386
	2012	10,000	0	8,750	0	660	8,923	0	0	2,593	30,926
	2011	10,000	0	8,575	0	570	6,963	0	0	1,599	27,707

Edward A. Labry III	2013	0	0	8,925	0	2,622	48,211	0	13,459	143,710	216,927
	2012	10,000	0	8,750	0	1,710	47,827	0	23,612	117,222	209,121
	2011	10,000	0	8,575	0	1,260	30,297	0	10,268	112,843	173,243

Guy Chiarello	2013	0	0	1,834	0	1,093	5,843	0	0	22,910	31,680

Christine E. Larsen	2013	0	0	5,500	0	828	7,178	0	0	10,274	23,780

Himanshu A. Patel	2013	0	0	7,500	0	264	778	0	0	2,610	11,152

(1)         In 2013, only Mr. Bisignano was eligible for financial planning benefits and none were reimbursed during 2013.

(2)         For all Executives, this column represents company contributions in FDC’s qualified 401(k) plan.

(3)         Includes the value of imputed income on life insurance premiums paid by the Company.

(4)         For 2013, amounts represent tax gross-up payments related to imputed income due to personal corporate aircraft usage and spousal travel benefits.  Mr. Bisignano also received tax gross-ups in the amount of $87,511 for relocation benefits and $6,192 for health insurance coverage for his ex-spouse.

(5)         Mr. Judge entered into an Agreement with First Data Holdings whereby he received the sum total payments equal to 2 times his base and target bonus totaling $7,500,000.

(6)         Mr. Bisignano received temporary living expenses in the amount of $94,994 and aircraft usage in the amount of $169,680 in conjunction with his relocation to FDC’s Atlanta headquarters.  Mr. Labry received relocation benefits in the amount of $13,459 for storage of home goods due to relocation.

(7)         Other Compensation described below:  Mr. Bisignano received reimbursement for a vehicle lease in the amount of $11,352 and health insurance coverage for his ex-spouse in the amount of $6,721.  Mr. Winborne’s, Mr. Labry’s and Ms. Larsen’s amounts include $2,980, $2,980, and $1,864, respectively, due to spouse’s travel to company functions.  All other values listed represent incremental cost associated with the personal use of the aircraft by each of the named executive officers. The calculation of incremental cost for personal use of the corporate aircraft includes the average hourly variable costs of operating the aircraft for the year attributed to the named executive officer’s personal flight activity.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plans (1)	Estimated Future Payouts Under Equity Incentive Plans (1)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (4)	Market Close Price per Share ($)

Frank J. Bisignano	5/7/2013			1,428,571			4,999,999	3.50
	5/7/2013			4,285,715			15,000,003	3.50
	5/7/2013				26,285,714	3.50	50,994,285	3.50

Ray E. Winborne	3/5/2013			192,857			675,000	3.50
	3/5/2013				385,714	3.50	795,728	3.50

Edward A. Labry III	3/5/2013			285,714			999,999	3.50
	3/5/2013				571,429	3.50	1,178,858	3.50
	5/7/2013				2,500,000	3.50	4,850,000	3.50

Guy Chiarello	7/11/2013			1,857,142			6,499,997	3.50
	7/11/2013				5,000,000	3.50	10,330,000	3.50

Christine E. Larsen	6/3/2013			1,200,000			4,200,000	3.50
	6/3/2013				3,000,000	3.50	6,090,000	3.50

Himanshu A. Patel	6/3/2013			750,000			2,625,000	3.50
	6/3/2013				2,750,000	3.50	5,582,500	3.50

(1)                     No executive officers were eligible for any Estimated Future Payouts under Non-Equity or Equity Incentive Plans during 2013.

(2)                     Grants reflected in this column are grants of Restricted Stock made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.  Shares granted to Mr. Bisignano were all fully vested, however, 1,428,571 shares will be delivered to him at the earlier of his termination date or the time of his 2013 bonus payment;  all other shares were delivered to him at the time of grant.  Restricted shares granted in 2013 to Mr. Winborne and Mr. Labry vest only upon the latter of three years following the grant date and a liquidity event as defined in the 2007 Equity Plan and generally consisting of the lapse of transfer restrictions following an IPO.  Half of Mr. Chiarello’s restricted stock vests following any separation of service after December 31, 2013.  All of Mr. Chiarello’s restricted stock vests following any separation of service after July 11, 2015.  Forty percent of Mr. Patel’s and Ms. Larsen’s restricted stock vests following any separation of service after December 31, 2013.  Eighty percent of Mr. Patel’s and Ms. Larsen’s restricted stock vests following any separation of service after December 31, 2014.  All of Mr. Patel’s and Ms. Larsen’s restricted stock vests following any separation of service after December 31, 2015.

(3)                 Grants reflected in this column are grants of Stock Options made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. The grant price was determined at the time of the grant by the Board, pursuant to their authority under the plan, to be $3.50. The option grants dated March 5, 2013 for Mr. Laby and Mr. Winborne vest in equal annual installments, one-third per year, over a three year period from the grant date of March 5, 2013 and have a ten-year term.  All other grants vest in equal annual installments, 20% per year, over a five year period from the grant date designated and have a ten-year term.

(4)                     Grant Date Fair Value for restricted stock and options is based on their valuation for financial reporting purposes at the time of grant.  Mr. Bisignano received an unrestricted stock grant of 4,285,715 shares of Common Stock valued at $15,000,003.  This grant is subject to all terms and conditions of the Management Stockholders Agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Company(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Frank J. Bisignano	Holdings	0	26,285,714	0	3.50	5/7/2023
	Holdings						1,428,571	5,714,284

Jonathan J. Judge	Holdings	1,200,000	800,000	0	3.00	11/10/2020
	Holdings	55,555	27,778	0	3.00	3/8/2021
	Holdings	111,111	222,222	0	3.00	3/3/2022
	Holdings						41,667	166,668
	Holdings						166,667	666,668

Ray E. Winborne	Holdings	33,750	22,500	0	3.00	6/23/2020
	Holdings	266,250	177,500	0	3.00	2/1/2021
	Holdings	106,666	53,334	0	3.00	3/8/2021
	Holdings	55,555	111,112	0	3.00	3/3/2022
	Holdings	0	385,714	0	3.50	3/5/2023
	Holdings						80,000	320,000
	Holdings						83,333	333,332
	Holdings						192,857	771,428

Edward A. Labry III	Holdings	3,750,000	0	0	3.00	9/24/2017
	Holdings	1,125,000	750,000	0	3.00	5/19/2020
	Holdings	1,500,000	375,000	0	3.00	9/23/2019
	Holdings	133,333	66,667	0	3.00	3/8/2021
	Holdings	66,666	133,334	0	3.00	3/3/2022
	Holdings	0	571,429	0	3.50	3/5/2023
	Holdings	0	2,500,000	0	3.50	5/7/2023
	Holdings						1,250,000	5,000,000
	Holdings						100,000	400,000
	Holdings						100,000	400,000
	Holdings						285,714	1,142,856
	WU	30,000	0	0	19.07	12/8/2014
	WU	200,000	0	0	20.65	2/22/2016

Guy Chiarello	Holdings	0	5,000,000	0	3.50	7/11/2023
	Holdings						1,857,142	7,428,568

Christine E. Larsen	Holdings	0	3,000,000	0	3.50	6/3/2023
	Holdings						1,200,000	4,800,000

Himanshu A. Patel	Holdings	0	2,750,000	0	3.50	6/3/2023
	Holdings						750,000	3,000,000

(1)     Western Union (“WU”) equity awards were granted under the 1992 and/or 2002 First Data Corporation Long-Term Incentive Plans in connection with the spin-off of Western Union from FDC in September 2006.  All Holdings equity awards were granted under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.

(2)         Grants reflected in this column are grants of Stock Options made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. All Stock Options listed that were granted prior to 2010 are time-based and vest in equal annual installments 20% each year over a five year period; stock options granted in 2011 and later are time-based and vest in equal annual installments 1/3 per year over three years, except as noted below.  2013 Stock Option grants for Messrs. Bisignano, Chiarello, Patel, Ms. Larsen and 2,500,000 of Mr. Labry’s grant of 2,500,000 stock options vest in equal annual installments 20% each year over a five year period.   On May 19, 2010, the strike price on options granted to Mr. Labry in 2008 was modified from $5.00 to $3.00.

(3)         All grants reflected in this column are awards of Restricted Stock made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. All restricted shares granted in 2010 vest only upon the lapse of transfer restrictions under the 2007 Equity Plan.   March 2011, 2012 and 2013 Restricted Stock Award vesting terms are described in footnote 2 of the Grants of Plan-Based Awards Table.  Market value of the shares is based on the per share price of $4.00 as of December 31, 2013, as determined by the Board of Directors for purposes of the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.

OPTION EXERCISES AND STOCK VESTED

		Option Awards		Stock Awards
Name	Company	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Frank J. Bisignano (1)	Holdings	0	0	5,714,286	20,000,001

(1)         Mr. Bisignano was granted 5,714,286 shares of Common Stock with a valuation as of 12/31/2013 of $20,000,001 pursuant to the Management Stockholders Agreement and with his commencement of Chief Executive Officer of First Data Corporation.

PENSION BENEFITS

During 2013, no executive officers participated in either a qualified or non-qualified defined benefit plan sponsored by the Company.

NON-QUALIFIED DEFERRED COMPENSATION

During 2013, no executive officers participated in a non-qualified deferred compensation plan sponsored by the Company.

SEVERANCE BENEFITS (1)

Name	Cash Payments ($) (2)	Health & Welfare Benefits ($) (3)	Financial Planning ($) (4)	Unvested Stock Options ($) (5)	Unvested Restricted Stock ($) (6)	Estimated 280G Tax Gross-Up ($)	Total ($)
Frank J. Bisignano	9,500,000	14,740	0	0	0	0	9,514,740
Ray E. Winborne	2,700,000	14,245	0	0	680,634	0	3,394,879
Edward A. Labry III	4,950,000	20,862	0	0	5,885,714	0	10,856,576
Guy Chiarello	3,500,000	10,871	0	0	0	0	3,510,871
Christine E. Larsen	1,900,000	13,496	0	0	0	0	1,913,496
Himanshu A. Patel	1,500,000	13,201	0	0	0	0	1,513,201

Mr. Judge left First Data Corporation in 2013 and his benefits are reflected in the Severance Column of the Perquisites Table.

(1)                  Benefits are determined based on an assumed termination date of December 31, 2013 and the terms of the Policy.  Executive officers are eligible to receive benefits under this plan following three months of service and in the event of an involuntary termination without cause or in the event of a voluntary termination for Good Reason.

(2)                  Represents two times the sum of each executive’s base salary and target bonus as of December 31, 2013.  Mr. Bisignano’s employment agreement stipulates he would receive the greater of $9,500,000 or two times the sum of his base pay and average of his last two annual incentive payments.  Mr. Chiarello, Mr. Patel and Ms. Larsen’s hiring agreements specify a severance benefit of one times current base pay and most recent annual bonus.

(3)                  Represents the company-paid portion of Medical, Dental and Vision benefits for each executive for a period of two years.

(4)                  Financial planning was eliminated in 2013 and is no longer a perquisite/benefit for active or non-active executives.

(5)                  Stock Option vesting is not accelerated under any of the severance scenarios.

(6)                  The terms of the Restricted Stock Awards issued during 2010 to Mr. Labry provide that the entire award shall vest following a departure from the Company covered by the Policy.  The terms of other Restricted Stock Awards issued to named executives provide that awards will vest based on number of months completed since grant divided by 36 months following a severance-eligible departure from the Company.  Messrs. Chiarello, Patel and Ms. Larsen’s terms specify that nothing will vest prior to December 31, 2013 due to termination.  Value based on December 31, 2013 fair market value of $4.00, as previously determined by the Committee.

As a condition to receiving severance benefits under the Policy, all employees are required to release FDC and its employees from all claims they may have against them and agree to a number of restrictive covenants which are structured to protect the Company from potential loss of customers or employees and prohibit the release of confidential company information.

The actual payments under the Policy are contingent upon many factors as of the time benefits would be paid, including elections by the executive and tax rates.

Compensation Committee Interlocks and Insider Participation

None of the Company’s Governance, Compensation and Nominations Committee members have been an officer or employee of the Company at any time, except for Joe W. Forehand who served as interim CEO during 2010. During 2013, the Company had no compensation committee interlocks.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not have any compensation plans under which the Company’s common stock may be issued. First Data Holdings Inc., the Company’s parent company, has adopted the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates under which common stock of First Data Holdings Inc. may be issued. The following table contains certain information regarding options, warrants or rights to common stock of First Data Holdings Inc. under the plan as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	111,149,288	$3.27	48,000,644
Equity compensation plans not approved by security holders	—	—	—
Total	111,149,288	$3.27	48,000,644

Beneficial Ownership

All of the outstanding stock of First Data Corporation is held by First Data Holdings Inc. The following table sets forth, as of December 31, 2013, the beneficial ownership of preferred and common stock of First Data Holdings Inc. by each person known by the Company to beneficially own more than 5% of the equity securities, each director, each Named Executive Officer and all directors and executive officers as a group. The Company believes that each person has sole voting and investment power of the shares.

Title of class	Name	Number of Shares Beneficially Owned(1)(2)	Percent of Class
Preferred Stock
	New Omaha Holdings L.P.(3)	300,000	100%

Common Stock
	New Omaha Holdings L.P.(3)	1,266,800,220	98%
	Frank Bisignano	6,571,429	*
	Jonathan J. Judge	2,700,000	*
	Edward A. Labry III(4)	9,074,999	*
	Ray E. Winborne	806,804	*
	Guy Chiarello	0	*
	Christine E. Larsen	0	*
	Himanshu A. Patel	0	*
	Joe W. Forehand	3,033,333	*
	Henry R. Kravis(3)(5)	0	*
	Scott C. Nuttall(5)	0	*
	Tagar C. Olson(5)	0	*
	Joseph J. Plumeri	1,428,572	*
	All directors and executive officers as a group (15 persons)	24,588,140	2%

* Less than one percent

(1) The number of shares reported includes shares covered by options that are exercisable and restricted stock that is vested and delivered within 60 days of December 31, 2013 as follows: Mr. Bisignano, 1,428,571; Mr. Forehand, 2,700,000; Mr. Judge, 1,366,666; Mr. Labry, 6,574,999; Mr. Winborne, 473,471; and all directors and executive officers as a group, 13,224,586.

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

(4) Includes the Labry Family Trust-2002 holdings of 130,000 shares and 273,000 additional shares covered by options that are exercisable within 60 days. Mr. Labry disclaims beneficial ownership of any shares owned directly or indirectly by the Labry Family Trust-2002, except to the extent of his pecuniary interest therein.

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

Certain Relationships and Related Transactions

First Data has a management agreement with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and one of its affiliates (the “Management Agreement”) pursuant to which KKR provides management, consulting, financial and other advisory services to the Company. Pursuant to the Management Agreement, KKR receives an aggregate annual management fee and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement provides that KKR also is entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. The Management Agreement terminates automatically upon the consummation of an initial public offering unless otherwise determined by KKR and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. From January 1, 2013 through February 1, 2014, the Company paid $25.6 million of management fees, including $0.5 million paid to Mr. Plumeri for advisory services.

On January 30, 2013; March 26, 2013; May 15, 2013; October 30, 2013; and December 16, 2013, the Company entered into purchase agreements in which KKR Capital Markets LLC (“KCM”), an affiliate of KKR, agreed to serve as one of the initial purchasers for offerings of notes and receive a portion of the underwriting commission for each of the offering.  Under the terms of the agreements, the Company paid underwriting commissions of $7.0 million to KCM.

On January 30, 2013, the Company entered into an engagement letter with KCM and others, pursuant to which KCM agreed to assist in arranging and coordinating the Company’s request to extend the maturity of certain commitments and loans under its senior secured lending facility.  The Company paid KCM $1.3 million for such services.

On April 2, 2013 and April 8, 2013, the Company entered into engagement letters with KCM and others, pursuant to which KCM agreed to assist in arranging and coordinating the Company’s request for a reduction of interest rate for certain loans under its senior secured lending facility. The Company paid KCM $2.8 million for such services.

On January 22, 2014, the Company entered into an engagement letter with KCM and others, pursuant to which KCM agreed to assist in arranging and coordinating the Company’s request to reprice and extend the maturity of certain commitments and loans under its senior secured lending facility.  The Company paid KCM $1.4 million for such services.

From January 1, 2013 through February 1, 2014, the Company paid $14.1 million of expenses to Capstone Consulting LLC, a consulting company that works exclusively with KKR’s portfolio companies, for consulting, financial and other advisory services to the Company.

ITEM 14.                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company retained Ernst & Young LLP to audit the accounts of the Company and its subsidiaries for 2013 and 2012. Ernst & Young LLP has served as the independent registered public accounting firm for the Company or its predecessor entities since 1980.

Summary of Principal Accountant’s Fees for 2013 and 2012

Audit Fees. Ernst & Young LLP’s fees for the Company’s annual audit were $7.2 million in 2013 and $7.0 million in 2012. Audit fees primarily include fees related to the audit of the Company’s annual consolidated financial statements; the review of its quarterly consolidated financial statements; statutory audits required domestically and internationally; comfort letters, consents, and assistance with and review of documents filed with the SEC; offering memoranda, purchase accounting and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

Audit-Related Fees. Ernst & Young LLP’s fees for audit-related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements were $2.8 million in 2013 and $2.7 million in 2012. Audit-related fees primarily include fees related to service auditor examinations, due diligence related to mergers and acquisitions, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards not classified as audit fees.

Tax Fees. Ernst & Young LLP’s fees for tax compliance, tax advice and tax planning services to the Company were $0.8 million in 2013 and $0.7 million in 2012.

All Other Fees. The Company did not pay Ernst & Young LLP any fees for all other professional services in 2013 or 2012.

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

During 2013, all audit and non-audit services provided by Ernst & Young LLP were pre-approved by the Audit Committee of the Board of Directors or, consistent with the pre-approval policy of the Audit Committee, by the Chairperson of the Committee for inter-meeting pre-approvals.

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

4.5

Pledge Agreement, dated as of August 20, 2010, among the Company, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 26, 2010).

4.6

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

4.8

Indenture, dated as of December 17, 2010, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 12.625% Senior Notes due 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 22, 2010).

4.9

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

4.12

First Supplemental Indenture, dated as March 23, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 7.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 26, 2012).

4.13

Indenture, dated as August 16, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 6.750% Senior Secured Notes due 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2012).

4.14

First Supplemental Indenture, dated as September 27, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 6.750% Senior Secured Notes due 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2012).

4.15

Indenture, dated as of February 13, 2013, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 11.25% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 13, 2013).

4.16

Indenture, dated as of April 10, 2013, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 16, 2013).

4.17

Indenture, dated as of May 30, 2013, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 30, 2013)

4.18

First Supplemental Indenture, dated as November 19, 2013, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 11.75% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2013).

4.19

Second Supplemental Indenture, dated as January 6, 2014, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 11.75% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2014).

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

10.6

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

10.7

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

10.8

2013 Second April Repricing Amendment, dated as of April 15, 2013, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of the Conformed Credit Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 16, 2013).

10.9

2013 April Repricing Amendment, dated as of April 10, 2013, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of the Conformed Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 16, 2013).

10.10

2014 January Extension and Repricing Amendment, dated as of January 30, 2014, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent Exhibit A — Marked Pages of the Conformed Credit Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 5, 2014).

10.11

Registration Rights Agreement, dated as of February 13, 2013, by and among First Data Corporation, the guarantors named therein and the several initial purchasers with respect to the 11.25% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 13, 2013).

10.12

Registration Rights Agreement, dated as of April 10, 2013, by and among the Company, the guarantors named therein and the several initial purchasers with respect to the Notes (incorporated by reference to Exhibit 4.2 to the

Company’s Current Report on Form 8-K filed on April 16, 2013).

10.13

Registration Rights Agreement, dated as of May 30, 2013, by and among the Company, the guarantors named therein and the several initial purchasers with respect to the Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 30, 2013).

10.14

Registration Rights Agreement, dated as of November 19, 2013, by and among the Company, the guarantors named therein and the several initial purchasers with respect to the additional 11.75% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 25, 2013).

10.15

Registration Rights Agreement, dated as of January 6, 2014, by and among the Company, the guarantors named therein and the several initial purchasers with respect to the additional 11.75% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2014).

10.16

Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.17

Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.18

Form of Management Stockholder’s Agreement for Executive Committee Members (as amended) (incorporated by reference to the Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on March 19, 2013, Commission File No. 1-11073). *

10.19	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.20

2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2007, Commission File No. 1-11073). *

10.21(1)	First Data Corporation Senior Executive Incentive Plan as amended and restated effective January 1, 2014. *

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

10.26	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 25, 2010).*

10.27	Form of Stock Option Agreement (effective April 2010) (incorporated by reference to Exhibit 10.4 of the

Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.28	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 25, 2010).*

10.29	First Data Corporation Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.30	First Data Corporation Long Term Cash Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 17, 2012). *

10.31(1)	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates, as amended. *

10.32

First Data Corporation Severance / Change in Control Policy (Executive level) (incorporated by reference to the Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on March 19, 2013, Commission File No. 1-11073). *

10.33(1)	Description of First Data Holdings Inc. Compensation of Directors.*

10.34

First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Company’s Form S-4 filed on August 13, 2008, Commission File No. 1-11073). *

10.35	Employment Agreement with Jonathan J. Judge, effective as of October 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2010).*

10.36	Retention and Transition Agreement with Jonathan J. Judge (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 11, 2013).*

10.37	Employment Agreement with Frank J. Bisignano effective as of April 28, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2013).*

10.38

Employment Agreement between the Company and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on February 24, 2006, Commission File No. 1-11073). *

10.39

Advisory Agreement dated February 25, 2014 between First Data Corporation and Edward A. Labry III including the Form of Separation Agreement (incorporated by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 27, 2014, Commission File No. 1-11073). *

21(1)	Subsidiaries of the Company.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

FIRST DATA CORPORATION
(Registrant)

By:	/S/ FRANK BISIGNANO
Frank Bisignano
Chief Executive Officer

Date: March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ FRANK BISIGNANO	Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2014
Frank Bisignano

/S/ RAY E. WINBORNE	Executive Vice President and Chief Financial Officer	March 10, 2014
Ray E. Winborne	(Principal Financial Officer)

/S/ BARRY D. COOPER	Senior Vice President and Chief Accounting Officer	March 10, 2014
Barry D. Cooper	(Principal Accounting Officer)

/S/ JOE W. FOREHAND	Director	March 10, 2014
Joe W. Forehand

/S/ HENRY R. KRAVIS	Director	March 10, 2014
Henry R. Kravis

/S/ SCOTT C. NUTTALL	Director	March 10, 2014
Scott C. Nuttall

/S/ TAGAR C. OLSON	Director	March 10, 2014
Tagar C. Olson

/S/ JOSEPH J. PLUMERI	Director	March 10, 2014
Joseph J. Plumeri

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

4.5

Pledge Agreement, dated as of August 20, 2010, among the Company, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 26, 2010).

4.6

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

4.8

Indenture, dated as of December 17, 2010, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 12.625% Senior Notes due 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 22, 2010).

4.9

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

4.12

First Supplemental Indenture, dated as March 23, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 7.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 26, 2012).

4.13

Indenture, dated as August 16, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 6.750% Senior Secured Notes due 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2012).

4.14

First Supplemental Indenture, dated as September 27, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 6.750% Senior Secured Notes due 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2012).

4.15

Indenture, dated as of February 13, 2013, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 11.25% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 13, 2013).

4.16

Indenture, dated as of April 10, 2013, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 16, 2013).

4.17

Indenture, dated as of May 30, 2013, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 30, 2013)

4.18

First Supplemental Indenture, dated as November 19, 2013, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 11.75% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2013).

4.19

Second Supplemental Indenture, dated as January 6, 2014, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 11.75% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2014).

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

10.6

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

10.7

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

10.8

2013 Second April Repricing Amendment, dated as of April 15, 2013, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of the Conformed Credit Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 16, 2013).

10.9

2013 April Repricing Amendment, dated as of April 10, 2013, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of the Conformed Credit Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 16, 2013).

10.10

2014 January Extension and Repricing Amendment, dated as of January 30, 2014, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent Exhibit A — Marked Pages of the Conformed Credit Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 5, 2014).

10.11

Registration Rights Agreement, dated as of February 13, 2013, by and among First Data Corporation, the guarantors named therein and the several initial purchasers with respect to the 11.25% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 13, 2013).

10.12

Registration Rights Agreement, dated as of April 10, 2013, by and among the Company, the guarantors named therein and the several initial purchasers with respect to the Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 16, 2013).

10.13

Registration Rights Agreement, dated as of May 30, 2013, by and among the Company, the guarantors named therein and the several initial purchasers with respect to the Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 30, 2013).

10.14

Registration Rights Agreement, dated as of November 19, 2013, by and among the Company, the guarantors named therein and the several initial purchasers with respect to the additional 11.75% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 25, 2013).

10.15

Registration Rights Agreement, dated as of January 6, 2014, by and among the Company, the guarantors named therein and the several initial purchasers with respect to the additional 11.75% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2014).

10.16

Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.17

Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.18

Form of Management Stockholder’s Agreement for Executive Committee Members (as amended) (incorporated by reference to the Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on March 19, 2013, Commission File No. 1-11073). *

10.19	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.20

2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2007, Commission File No. 1-11073). *

10.21(1)	First Data Corporation Senior Executive Incentive Plan as amended and restated effective January 1, 2014. *

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

10.26	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 25, 2010).*

10.27	Form of Stock Option Agreement (effective April 2010) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.28	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 25, 2010).*

10.29	First Data Corporation Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 23, 2010).*

10.30	First Data Corporation Long Term Cash Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 17, 2012). *

10.31(1)	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates, as amended. *

10.32

First Data Corporation Severance / Change in Control Policy (Executive level) (incorporated by reference to the Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on March 19, 2013, Commission File No. 1-11073). *

10.33(1)	Description of First Data Holdings Inc. Compensation of Directors.*

10.34

First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Company’s Form S-4 filed on August 13, 2008, Commission File No. 1-11073). *

10.35	Employment Agreement with Jonathan J. Judge, effective as of October 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2010).*

10.36	Retention and Transition Agreement with Jonathan J. Judge (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 11, 2013).*

10.37	Employment Agreement with Frank J. Bisignano effective as of April 28, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2013).*

10.38

Employment Agreement between the Company and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on February 24, 2006, Commission File No. 1-11073). *

10.39

Advisory Agreement dated February 25, 2014 between First Data Corporation and Edward A. Labry III including the Form of Separation Agreement (incorporated by reference to the Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 27, 2014, Commission File No. 1-11073). *

21(1)	Subsidiaries of the Company.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)                  Filed herewith

*              Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.