Form 10-Q
period 2014-03-31
FIRST DATA CORP
filed 2014-05-13
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(in millions)	2014	2013
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$941.9	$943.1
Check services	66.1	72.4
Card services (a)	437.5	406.8
Other services	116.2	121.4
Product sales and other (a)	203.7	202.4
Reimbursable debit network fees, postage and other	874.9	844.8
	2,640.3	2,590.9
Expenses:
Cost of services (exclusive of items shown below)	645.8	718.7
Cost of products sold	80.1	82.6
Selling, general and administrative	486.2	463.3
Reimbursable debit network fees, postage and other	874.9	844.8
Depreciation and amortization	265.3	272.2
Other operating expenses:
Restructuring, net	3.5	18.2
	2,355.8	2,399.8
Operating profit	284.5	191.1
Interest income	3.0	2.7
Interest expense	(467.1)	(469.0)
Other income	0.9	0.3
	(463.2)	(466.0)
Loss before income taxes and equity earnings in affiliates	(178.7)	(274.9)
Income tax expense	36.6	61.6
Equity earnings in affiliates	50.4	37.7
Net loss	(164.9)	(298.8)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	35.6	38.6
Net loss attributable to First Data Corporation	$(200.5)	$(337.4)

(a)                  Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $43.7 million for the three months ended March 31, 2014, and $40.5 million for the comparable period in 2013.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
(in millions)	2014	2013
Net loss	$(164.9)	$(298.8)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	0.5	(0.2)
Foreign currency translation adjustment	(18.0)	(81.6)
Pension liability adjustments	0.4	1.4
Total other comprehensive (loss) income, net of tax	(17.1)	(80.4)
Comprehensive loss	(182.0)	(379.2)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	36.4	34.7
Comprehensive loss attributable to First Data Corporation	$(218.4)	$(413.9)

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)	As of March 31, 2014 (Unaudited)	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$408.5	$425.3
Accounts receivable, net of allowance for doubtful accounts of $33.0 (2014) and $32.4 (2013)	1,698.3	1,763.9
Settlement assets	9,683.0	7,541.8
Other current assets	348.0	345.1
Total current assets	12,137.8	10,076.1
Property and equipment, net of accumulated depreciation of $1,202.4 (2014) and $1,149.9 (2013)	825.0	849.4
Goodwill	17,244.8	17,247.8
Customer relationships, net of accumulated amortization of $4,520.5 (2014) and $4,418.3 (2013)	3,025.0	3,162.3
Other intangibles, net of accumulated amortization of $1,812.2 (2014) and $1,743.5 (2013)	1,735.5	1,719.6
Investment in affiliates	1,323.8	1,334.3
Long-term settlement assets	21.3	15.2
Other long-term assets	845.0	835.1
Total assets	$37,158.2	$35,239.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$260.5	$287.8
Short-term and current portion of long-term borrowings	474.0	146.3
Settlement obligations	9,700.2	7,553.4
Other current liabilities	1,324.8	1,630.5
Total current liabilities	11,759.5	9,618.0
Long-term borrowings	22,549.1	22,556.8
Long-term deferred tax liabilities	564.9	553.0
Other long-term liabilities	746.3	750.1
Total liabilities	35,619.8	33,477.9
Commitments and contingencies (See Note 7)
Redeemable noncontrolling interest	70.6	69.1
First Data Corporation stockholder’s deficit:
Common stock, $.01 par value; authorized and issued 1,000 shares (2014 and 2013)	—	—
Additional paid-in capital	7,407.4	7,384.0
Paid-in capital	7,407.4	7,384.0
Accumulated loss	(8,500.7)	(8,284.9)
Accumulated other comprehensive loss	(606.6)	(588.7)
Total First Data Corporation stockholder’s deficit	(1,699.9)	(1,489.6)
Noncontrolling interests	3,167.7	3,182.4
Total equity	1,467.8	1,692.8
Total liabilities and equity	$37,158.2	$35,239.8

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(164.9)	$(298.8)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	292.2	302.1
Charges related to other operating expenses and other income	2.6	17.9
Other non-cash and non-operating items, net	(33.8)	(42.6)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	55.1	138.9
Other assets, current and long-term	45.4	35.4
Accounts payable and other liabilities, current and long-term	(252.0)	(128.8)
Income tax accounts	11.3	45.1
Net cash (used in) provided by operating activities	(44.1)	69.2

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	2.3	—
Proceeds from sale of property and equipment	1.7	3.6
Additions to property and equipment	(54.2)	(44.6)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(62.3)	(46.0)
Other investing activities	—	2.4
Net cash used in investing activities	(112.5)	(84.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	327.1	(81.0)
Accrued interest funded upon issuance of notes	(55.2)	—
Debt modification (payments)/proceeds and related financing costs, net	(35.4)	3.5
Principal payments on long-term debt	(19.3)	(18.9)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(51.8)	(38.9)
Redemption of Parent’s redeemable common stock	(3.7)	(4.8)
Cash dividends	(15.3)	(14.9)
Net cash provided by (used in) financing activities	146.4	(155.0)

Effect of exchange rate changes on cash and cash equivalents	(6.6)	(3.6)
Change in cash and cash equivalents	(16.8)	(174.0)
Cash and cash equivalents at beginning of period	425.3	608.3
Cash and cash equivalents at end of period	$408.5	$434.3

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

		First Data Corporation Shareholder
Three months ended March 31, 2014 (in millions)	Total	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Noncontrolling Interests
Balance, December 31, 2013	$1,692.8	$(8,284.9)	$(588.7)	—	$7,384.0	$3,182.4
Dividends and distributions paid to noncontrolling interests	(42.4)					(42.4)
Net (loss) income (a)	(173.6)	(200.5)				26.9
Other comprehensive (loss) income	(17.1)		(17.9)			0.8
Adjustment to redemption value of redeemable noncontrolling interest	(2.1)				(2.1)
Stock compensation expense and other	25.5				25.5
Cash dividends paid by First Data Corporation to Parent	(15.3)	(15.3)
Balance, March 31, 2014	$1,467.8	$(8,500.7)	$(606.6)	—	$7,407.4	$3,167.7

Three months ended March 31, 2013 (in millions)
Balance, December 31, 2012	$2,626.4	$(7,387.8)	$(552.2)	—	$7,341.5	$3,224.9
Dividends and distributions paid to noncontrolling interests	(30.1)					(30.1)
Net (loss) income (a)	(307.4)	(337.4)				30.0
Other comprehensive loss	(80.4)		(76.5)			(3.9)
Adjustment to redemption value of redeemable noncontrolling interest	(2.0)				(2.0)
Stock compensation expense and other	5.8				5.8
Cash dividends paid by First Data Corporation to Parent	(14.9)	(14.9)
Balance, March 31, 2013	$2,197.4	$(7,740.1)	$(628.7)	—	$7,345.3	$3,220.9

(a)                  The total net loss presented in the Consolidated Statements of Equity for the three months ended March 31, 2014 and 2013 is $8.7 million and $8.6 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2014 and the consolidated results of its operations, comprehensive income (loss), consolidated cash flows and changes in equity for the three months ended March 31, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

	Three months ended March 31,
(in millions)	2014	2013
Amortization of initial payments for new contracts	$11.0	$10.2
Amortization related to equity method investments	$15.9	$19.7

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

	Three months ended March 31,
(in millions)	2014	2013
Interchange fees and assessments	$4,721.2	$4,510.6
Debit network fees	$719.2	$697.2

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income” on the Consolidated Statements of Operations:

	Three months ended March 31,
(in millions)	2014	2013
Investment gains	$—	$1.2
Derivative financial instruments gains	3.3	3.8
Non-operating foreign currency losses	(2.4)	(4.7)
Other income	$0.9	$0.3

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Supplemental Cash Flow Information

Significant non-cash transactions. On March 14, 2014, FDC completed an offer to exchange all of its 10.625% senior unsecured notes due 2021, 11.25%  senior unsecured notes due 2021, and 11.75% senior notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable.

During the three months ended March 31, 2014 and 2013, the Company entered into capital leases, net of trade-ins, totaling approximately $12 million and $6 million, respectively.

Refer to Note 9 of these Consolidated Financial Statements for information concerning the Company’s stock-based compensation plans.

Note 3: Restructuring

Restructuring Charges and Reversal of Restructuring Accruals

The Company recorded restructuring charges during the three months ended March 31, 2014 and 2013, in connection with management’s alignment of the business with strategic objectives and cost savings initiatives as well as refinements of estimates. The Company expects to record additional charges in 2014 associated with the alignment of the business with strategic objectives and cost savings initiatives.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

		Pretax Benefit (Charge)
(in millions)	Approximate Number of Employees	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Three months ended March 31, 2014
Restructuring charges	290	$(0.8)	$(0.4)	$—	$(2.6)	$(3.8)
Restructuring accrual reversals		0.1	0.2	—	—	0.3
Total pretax charge, net of reversals		$(0.7)	$(0.2)	$—	$(2.6)	$(3.5)

Three months ended March 31, 2013
Restructuring charges	10	$(4.5)	$(0.4)	$(0.8)	$(12.5)	$(18.2)
Restructuring accrual reversals		—	—	—	—	—
Total pretax charge, net of reversals		$(4.5)	$(0.4)	$(0.8)	$(12.5)	$(18.2)

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2014:

(in millions)	Employee Severance
Remaining accrual as of January 1, 2014	$21.1
Expense provision	3.8
Cash payments and other	(6.6)
Changes in estimates	(0.3)
Remaining accrual as of March 31, 2014	$18.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4: Borrowings

Short-Term Borrowings

As of March 31, 2014 and December 31, 2013, FDC had approximately $243 million and $265 million available, respectively, under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty and the euro. The total amounts outstanding against short-term lines of credit and other arrangements were $70.3 million and $68.7 million as of March 31, 2014 and December 31, 2013, respectively. Certain of these arrangements are uncommitted but FDC had $43.5 million and $68.6 million of borrowings outstanding against them as of March 31, 2014 and December 31, 2013, respectively.

Senior Secured Credit Facilities

Senior Secured Revolving Credit Facility. As of March 31, 2014, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,016.2 million of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit, of which $48.1 million and $46.3 million were issued as of March 31, 2014 and December 31, 2013, respectively. In addition to the outstanding letters of credit, FDC had $325.7 million outstanding against this facility as of March 31, 2014 and no amounts outstanding as of December 31, 2013. At March 31, 2014, $642.4 million remained available under this facility after considering the outstanding borrowings and letters of credit.

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

11.75% Senior Unsecured Subordinated Notes Due 2021

On January 6, 2014, the Company issued and sold $725 million aggregate principal amount of additional 11.75% senior subordinated notes due August 15, 2021. The notes were issued at 103.5% of par for a premium of $25.4 million. The additional notes were treated as a single series with the existing 11.75% notes and will have the same terms as those of the existing 11.75% notes. The additional notes and the existing 11.75% notes will vote as one class under the indenture.  FDC used the proceeds from the issue and sale of the additional notes, together with cash on hand, to redeem all of its outstanding 11.25% senior subordinated notes due 2016 and to pay related fees and expenses.

Related Financing Costs

In connection with the debt offering and debt repurchase discussed above, the Company incurred lender fees and other expenses of approximately $8.0 million.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Debt Exchange

On March 14, 2014, FDC completed an offer to exchange all of its 10.625% senior unsecured notes due 2021, 11.25%  senior unsecured notes due 2021, and 11.75% senior notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

Note 5: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 15 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

During the first quarter of 2014, the Company renamed its Retail and Alliance Services segment to Merchant Solutions to better reflect its transformation from a processer to a solutions and technology provider. For a detailed discussion of the Company’s principles regarding its segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables present the Company’s operating segment results for the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$761.4	$337.8	$327.3	$18.2	$1,444.7
Product sales and other	95.0	10.9	86.9	13.7	206.5
Equity earnings in affiliates (a)	—	—	7.1	—	7.1
Total segment reporting revenues	$856.4	$348.7	$421.3	$31.9	$1,658.3
Internal revenue	$5.7	$8.7	$1.8	$—	$16.2
External revenue	$850.7	$340.0	$419.5	$31.9	$1,642.1
Depreciation and amortization	$108.1	$79.6	$63.1	$10.9	$261.7
Segment EBITDA	$369.6	$173.0	$128.4	$(57.5)	$613.5
Other operating expenses and other income excluding divestitures	$(19.2)	$(0.2)	$(6.5)	$23.3	$(2.6)

	Three months ended March 31, 2013
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$765.5	$320.8	$314.3	$19.3	$1,419.9
Product sales and other	95.9	9.8	88.2	10.4	204.3
Equity earnings in affiliates (a)	—	—	6.1	—	6.1
Total segment reporting revenues	$861.4	$330.6	$408.6	$29.7	$1,630.3
Internal revenue	$5.1	$8.1	$2.3	$—	$15.5
External revenue	$856.3	$322.5	$406.3	$29.7	$1,614.8
Depreciation and amortization	$106.0	$80.3	$70.2	$11.0	$267.5
Segment EBITDA	$354.2	$133.1	$100.4	$(67.3)	$520.4
Other operating expenses and other income excluding divestitures and other items	$(6.8)	$(0.4)	$(6.5)	$(4.2)	$(17.9)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three months ended March 31,
(in millions)	2014	2013
Segment Revenues:
Total reported segments	$1,626.4	$1,600.6
All Other and Corporate	31.9	29.7
Adjustments to reconcile to Adjusted revenue:
Official check and money order revenues (b)	(1.0)	(1.7)
Eliminations of intersegment revenues	(16.2)	(15.5)
Adjusted revenue	1,641.1	1,613.1
Adjustments to reconcile to Consolidated revenues:
Adjustments for non-wholly-owned entities (c)	0.8	15.5
Official check and money order revenues (b)	1.0	1.7
ISO commission expense	122.5	115.8
Reimbursable debit network fees, postage and other	874.9	844.8
Consolidated revenues	$2,640.3	$2,590.9
Segment EBITDA:
Total reported segments	$671.0	$587.7
All Other and Corporate	(57.5)	(67.3)
Adjusted EBITDA	613.5	520.4
Adjustments to reconcile to “Net loss attributable to First Data Corporation”:
Adjustments for non-wholly-owned entities (c)	3.7	3.1
Depreciation and amortization	(265.3)	(272.2)
Interest expense	(467.1)	(469.0)
Interest income	3.0	2.7
Other items (d)	(6.8)	(22.0)
Income tax expense	(36.6)	(61.6)
Stock-based compensation	(29.1)	(9.2)
Official check and money order EBITDA (b)	0.6	1.3
Costs of alliance conversions	(6.8)	(22.6)
KKR related items	(6.4)	(8.1)
Debt issuance costs	(3.2)	(0.2)
Net loss attributable to First Data Corporation	$(200.5)	$(337.4)

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

(c)                                 Represents the net adjustment to reflect First Data’s proportionate share of alliance revenue and EBITDA within the Merchant Solutions segment, equity earnings in affiliates included in International segment revenue and amortization related to equity method investments not included in segment EBITDA.

(d)                                 Includes restructuring, litigation and regulatory settlements, and impairments as applicable to the periods presented and “Other income” as presented in the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment assets are as follows:

(in millions)	As of March 31, 2014	As of December 31, 2013
Assets:
Merchant Solutions	$25,799.9	$23,905.3
Financial Services	4,063.3	4,176.2
International	5,413.8	5,222.9
All Other and Corporate	1,881.2	1,935.4
Consolidated	$37,158.2	$35,239.8

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows:

	Three months ended March 31,
(in millions)	2014	2013
Depreciation and amortization:
Total reported segments	$250.8	$256.5
All Other and Corporate	10.9	11.0
	261.7	267.5
Adjustments to reconcile to consolidated depreciation and amortization:
Adjustments for non-wholly-owned entities	19.5	24.4
Amortization of initial payments for new contracts	11.0	10.2
Total consolidated depreciation and amortization	$292.2	$302.1

Note 6: Redeemable Noncontrolling Interest

The following table presents a summary of the redeemable noncontrolling interest activity:

(in millions)	2014	2013
Balance as of January 1,	$69.1	$67.4
Distributions	(9.4)	(8.8)
Share of income	8.7	8.6
Adjustment to redemption value of redeemable noncontrolling interest	2.1	2.0
Other	0.1	(0.1)
Balance as of March 31,	$70.6	$69.1

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Circuit for rehearing en banc and on March 13, 2013 the United States Court of Appeals for the Ninth Circuit issued an order denying the plaintiffs’ petition for rehearing. On July 11, 2013 the plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court and on October 7, 2013, the United States Supreme Court denied such writ of certiorari.

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) merchant customer matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee, and collection activities; and (3) other matters which may include issues such as employment. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $30 million for patent infringement, $0 to $20 million for merchant customer matters and $0 to $5 million for other matters, resulting in a total estimated range of possible losses of $0 to $55 million for all of the matters described above.

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

Note 8: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended March 31,
(in millions)	2014	2013
Service costs	$1.1	$0.6
Interest costs	10.3	9.4
Expected return on plan assets	(12.6)	(11.0)
Amortization	0.4	0.9
Net periodic benefit income	$(0.8)	$(0.1)

The Company estimates pension plan contributions for 2014 to be approximately $15 million. During the three months ended March 31, 2014, approximately $8 million was contributed to the United Kingdom plan and no contributions were made to the U.S. plan.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations was as follows:

	Three months ended March 31,
(in millions)	2014	2013
Total stock-based compensation expense (pretax)	$29.1	$10.2

During the three months ended March 31, 2014, approximately $23 million of stock-based compensation expense was recognized as a result of the departure of certain executive officers.

Stock Options

During the three months ended March 31, 2014 time-based options were granted under the stock plan. The time-based options granted generally vest equally over a three to five year period.

As of March 31, 2014 there was approximately $137 million of total unrecognized compensation expense related to non-vested stock options. Approximately $8 million will be recognized over a period of approximately one year while approximately $129 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

The fair value of First Data Holdings Inc. (“Holdings”) stock options granted for the three months ended March 31, 2014 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended March 31, 2014
Risk-free interest rate	2.25%
Dividend yield	—
Volatility	51.59%
Expected term (in years)	7
Fair value of stock (a)	$4.00
Fair value of options	$2.18

(a)                                 Effective December 31, 2013, the fair value of the stock increased from $3.50 to $4.00.  This change will impact stock compensation expense for grants issued subsequent to December 31, 2013.

A summary of Holdings stock option activity for the three months ended March 31, 2014 is as follows:

(options in millions)	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2014	90.9	$3.28
Granted	3.8	$4.00
Exercised	(0.9)	$3.02
Cancelled / Forfeited	(0.6)	$3.20
Outstanding at March 31, 2014	93.2	$3.31
Options exercisable as of March 31, 2014	35.1	$3.05

Restricted Stock Awards and Restricted Stock Units

In the first quarter of 2014, Holdings expanded participation in the plan by granting restricted stock awards to substantially all of the Company’s employees.  The restrictions on a majority of these awards will lapse upon the later of three years or following an initial public offering or upon certain employment termination events.  For the remainder of these awards, the restrictions will lapse following an initial public offering or upon certain employment termination events.

As of March 31, 2014, there was approximately $166 million of total unrecognized compensation expense related to restricted stock. Approximately $6

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

million will be recognized over a period of approximately two years while approximately $160 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

A summary of Holdings restricted stock award and restricted stock unit activity for the three months ended March 31, 2014 is as follows:

(awards/units in millions)	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2014	16.9	$3.18
Granted	31.1	$4.00
Vested	(0.7)	$3.11
Cancelled / Forfeited	(0.8)	$3.53
Non-vested at March 31, 2014	46.5	$3.73

Note 10: Investment Securities

The majority of the Company’s investment securities are a component of settlement assets and represent the investment of funds received by the Company from prior sales of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities, excluding those classified as cash equivalents, within current settlement assets primarily consisted of municipal obligations as of March 31, 2014 and December 31, 2013. The Company’s long-term settlement assets were primarily comprised of municipal obligations, student loan auction rate securities (“SLARS”) and preferred stock as of March 31, 2014 and SLARS as of December 31, 2013. Realized gains and losses and other-than-temporary impairments (“OTTI”) on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments, primarily cost method investments, which are included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets and are discussed further below. Realized gains and losses on these investments are recorded in the “Other income” line item of the Consolidated Statements of Operations described in Note 2 of these Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The principal components of the Company’s investment securities are as follows:

(in millions)	Cost (a)	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI (b)	OTTI Recognized in OCI (b)/(c)	Fair Value (d)
As of March 31, 2014
Student loan auction rate securities	$4.3	$0.3	$—	$—	$4.6
Commercial paper	9.0	—	—	—	9.0
Corporate bonds	0.6	—	—	—	0.6
State and municipal obligations	53.6	—	—	—	53.6
Preferred stock	0.1	3.7	—	—	3.8
Total available-for-sale securities	67.6	4.0	—	—	71.6
Cost method investments	8.7	—	—	—	8.7
Totals	$76.3	$4.0	$—	$—	$80.3

As of December 31, 2013
Student loan auction rate securities	$8.5	$0.7	$—	$—	$9.2
State and municipal obligations	74.8	—	—	—	74.8
Preferred stock	0.1	2.9	—	—	3.0
Total available-for-sale securities	83.4	3.6	—	—	87.0
Cost method investments	8.9	—	—	—	8.9
Totals	$92.3	$3.6	$—	$—	$95.9

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

The following table presents additional information regarding available-for-sale securities:

	Three months ended March 31,
(in millions)	2014	2013
Proceeds from sales (a)	$53.7	$21.5
Purchases	32.7	82.7
Gross realized gains included in earnings as a result of sales (a)	0.6	1.0
Net unrealized gains included in OCI, net of tax	1.1	0.8
Net gains reclassified out of OCI into earnings, net of tax	0.6	1.0

(a)                                 Includes activity resulting from sales and maturities.

The following table presents maturity information for the Company’s investments in debt securities as of March 31, 2014:

(in millions)	Fair Value
Due within one year	$49.7
Due after one year through five years	13.3
Due after 10 years	4.8
Total debt securities	$67.8

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of March 31, 2014, there were no indicators of impairment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of March 31, 2014, it was deemed impracticable to estimate the fair value on $3.4 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments.

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

Accounting for Derivative Instruments and Hedging Activities

With respect to derivative instruments that are afforded hedge accounting, the effective portion of changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a net investment hedge that qualifies for hedge accounting are recorded as part of the cumulative translation adjustment in OCI to the extent the hedge is effective. Any ineffectiveness associated with designated cash flow hedges, as well as any change in the fair value of a derivative that is not designated as a hedge, is recorded immediately in “Other income” in the Consolidated Statements of Operations.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Australian dollars, British pounds and Canadian dollars), so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

Summary of Derivative Instruments

The Company’s derivative instruments portfolio was comprised of the following:

Notional value (in millions)	As of March 31, 2014		As of December 31, 2013
Interest rate contracts	USD	5,750.0	USD	5,750.0
Foreign exchange contracts	EUR	221.5	EUR	221.5
Foreign exchange contracts	AUD	215.0	AUD	215.0
Foreign exchange contracts	GBP	100.0	GBP	100.0
Foreign exchange contracts	CAD	75.0	CAD	75.0

Derivatives Not Qualifying for Hedge Accounting

During the three months ended March 31, 2014 and 2013, the Company held certain derivative instruments that functioned as economic hedges but no longer qualified or were not designated to qualify for hedge accounting. Such instruments included cross-currency swaps held in order to mitigate foreign currency exposure on intercompany loans and a portion of the Company’s net investment in its European operations, interest rate swaps held in order to mitigate the exposure to interest rate fluctuations on interest payments related to variable rate debt and a fixed to floating interest rate swap held to maintain a desired ratio of fixed and variable rate debt.

The Company holds interest rate swaps with a combined notional value of $5.0 billion. The interest rate swaps are intended to mitigate exposure to fluctuations in interest rates and will expire in September 2016. The Company did not designate the swaps as hedges for accounting purposes. The Company also holds a fixed to floating interest rate swap in order to preserve the ratio of fixed to floating debt.  The swap has a notional value of $750 million and expires on June 15, 2019, but is subject to a mandatory put that will result in cash settlement on June 15, 2015.

During the three months ended March 31, 2014 and 2013, the Company held cross-currency swaps not qualifying for hedge accounting with a total notional value of 21.5 million euro (approximately $29.6 million at March 31, 2014).

As of March 31, 2014, there are no losses carried in OCI related to interest rate swaps that are expected to be reclassified into the Consolidated Statements of Operations.

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

Cash flow hedges. As of March 31, 2014 and 2013, the Company did not have any interest rate swaps that were designated as cash flow hedges of the variability in the interest payments on its debt.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets, derivative gains and losses in the Consolidated Statements of Operations and accumulated derivative gains and losses in OCI, refer to the tables presented below.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Fair Value of Derivative Instruments

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

	As of March 31, 2014
(in millions)	Assets (a)(c)	Liabilities (b)(c)
Derivatives designated as hedging instruments
Foreign exchange contracts	$16.1	$(36.0)
Derivatives not designated as hedging instruments
Interest rate contracts	54.1	(115.8)
Foreign exchange contracts	—	(2.9)
Total derivatives not designated as hedging instruments	54.1	(118.7)
Total derivatives	$70.2	$(154.7)

	As of December 31, 2013
(in millions)	Assets (a)(c)	Liabilities (b)(c)
Derivative designated as hedging instrument
Foreign exchange contract	$16.9	$(30.3)
Derivatives not designated as hedging instruments
Interest rate contracts	47.2	(119.8)
Foreign exchange contracts	—	(2.9)
Total derivatives not designated as hedging instruments	47.2	(122.7)
Total derivatives	$64.1	$(153.0)

(a)                                 Derivative assets are included in the “Other current assets” and “Other long-term assets” lines of the Consolidated Balance Sheets.

(b)                                 Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

(c)                                  The Company presents all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements.  Of the balances included in the table above, $70.2 million of assets and $121.9 million of liabilities, as of March 31, 2014 and $64.1 million of assets and $124.7 million of liabilities, as of December 31, 2013 are subject to master netting agreements with the counterparties.  The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Three months ended March 31,
	2014		2013
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$—	$—	$—	$—
Derivative in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$—	$(7.2)	$—	$10.3
Derivatives not designated as hedging instruments:
Amount of gain or (loss) recognized in income (b)	$3.3	$—	$3.3	$0.5

(a)                                 Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations, as applicable.

(b)                                 Gain (loss) is recognized in the “Other income” line of the Consolidated Statements of Operations, as applicable.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accumulated Derivatives Gains and Losses

The following table summarizes activity in other comprehensive income for the three months ended March 31, 2014 related to derivative instruments classified as net investment hedges held by the Company:

(in millions, after tax)	Three months ended March 31, 2014
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(12.3)
Decrease in fair value of derivative that qualifies for hedge accounting (a)	(4.5)
Accumulated loss included in other comprehensive income (loss) at end of the period	$(16.8)

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

(Unaudited)

Note 12: Fair Value Measurement

Fair Value of Financial Instruments

Carrying amounts for certain of the Company’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments:

	As of March 31, 2014
(in millions)	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$49.7	$49.7
Long-term investment securities	$21.3	$21.3
Other current assets:
Derivative financial instruments	$6.8	$6.8
Other long-term assets:
Long-term investment securities	$0.6	$0.6
Cost method investments	$8.7	$8.7
Derivative financial instruments	$63.4	$63.4
Other current liabilities:
Derivative financial instruments	$21.2	$21.2
Long-term borrowings:
Long-term borrowings	$22,549.1	$24,297.6
Other long-term liabilities:
Derivative financial instruments	$133.5	$133.5

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

The estimated fair market value of FDC’s long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.  For additional information regarding the Company’s borrowings, refer to Note 4 of these Consolidated Financial Statements as well as to Note 8 of the Company’s Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Concentration of Credit Risk

The Company’s investment securities are diversified across multiple issuers and financial institutions within its investment portfolio (investment securities plus cash and cash equivalents). In addition to investment securities, the Company maintains other financial instruments with various financial institutions. The Company’s largest single issuer or financial institution represents approximately 30% of the total carrying value of the investment portfolio and the Company limits its derivative financial instruments credit risk by maintaining contracts with highly rated (in the “A” category or higher) counterparties. The Company periodically reviews the credit standings of these institutions.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy:

	As of March 31, 2014
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Student loan auction rate securities	$—	$—	$4.6	$4.6
Commercial paper	—	9.0	—	9.0
Corporate bonds	—	0.6	—	0.6
State and municipal obligations	—	53.0	—	53.0
Preferred stock	3.8	—	—	3.8
Total settlement assets	3.8	62.6	4.6	71.0

Other current assets:
Interest rate swap contracts	—	6.8	—	6.8
Other long-term assets:
Available-for-sale securities	—	0.6	—	0.6
Foreign currency derivative contracts	—	16.1	—	16.1
Interest rate swap contracts	—	47.3	—	47.3
Total assets at fair value	$3.8	$133.4	$4.6	$141.8

Liabilities:
Other current liabilities:
Foreign currency derivative contracts	$—	$20.4	$—	$20.4
Interest rate swap contracts	—	0.8	—	0.8
Other long-term liabilities:
Foreign currency derivative contracts	—	18.5	—	18.5
Interest rate swap contracts	—	115.0	—	115.0
Contingent consideration	—	—	26.3	26.3
Total liabilities at fair value	$—	$154.7	$26.3	$181.0

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

Settlement assets - student loan auction rate securities

Due to the lack of observable market activity for the SLARS held by the Company as of March 31, 2014, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. Due to the use of unobservable inputs, these instruments are classified as Level 3 within the fair value hierarchy. For additional information regarding SLARS, refer to Note 10 of these Consolidated Financial Statements.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance as of January 1, 2014	$9.2
Total realized gains included in product sales and other	0.6
Total unrealized losses included in other comprehensive income	(0.3)
Sales	(4.9)
Ending balance as of March 31, 2014	$4.6

Settlement assets - other available-for-sale securities

Prices for the municipal and corporate securities are not quoted on active exchanges but are priced through an independent third-party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, from other market inputs. Bonds were valued under a market approach using observable inputs including reported trades, benchmark yields, broker/dealer quotes, issuer spreads and other standard inputs. Commercial and municipal paper were valued under a market approach using observable inputs including maturity date, issue date, credit rating, current commercial paper rates and settlement date.

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

Contingent liabilities

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

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Contingent consideration
Beginning balance as of January 1, 2014	$26.3
Contingent consideration payments	—
Change in fair value of contingent consideration	—
Ending balance as of March 31, 2014	$26.3

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the three months ended March 31, 2014 and 2013, the Company did not perform any material non-recurring fair value measurements.

Note 13: Income Taxes

The Company’s effective tax rates on pretax loss were expenses of 28.6% and 26.0% for the three months ended March 31, 2014 and 2013 respectively.  The effective tax rate for the three months ended March 31, 2014 and 2013 was lower than the statutory rate primarily due to valuation allowances being recorded in certain tax jurisdictions, where deferred tax benefits are not recognized on pre-tax losses, while tax expense is recognized in jurisdictions with pre-tax earnings.  This negative adjustment was partially offset by state tax benefits and net income attributable to noncontrolling interests from pass through entities for which there was no tax expense provided.  As a result of the Company recording pretax losses in each of the periods, favorable and unfavorable tax impacts have the opposite effect on the effective tax rate.

The balance of the Company’s liability for unrecognized tax benefits was approximately $268 million as of March 31, 2014.  The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $147 million within the next twelve months as the result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14: Subsequent Events

                                                In April 2014, the Company agreed to sell its minority interest in a noncore business, subject to customary closing conditions, and anticipates that if consummated, will result in net proceeds of approximately $300 million.  The Company also expects to record a pre-tax book gain of approximately $135 million.

Note 15: Supplemental Guarantor Condensed Consolidating Financial Statements

                                                As described in Note 4 of these Consolidated Financial Statements, and in Note 8 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, FDC’s 12.625% senior notes, 11.25% senior notes, 10.625% senior notes and 11.75% senior subordinated notes are guaranteed by substantially all existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). The Guarantors guarantee the senior secured revolving credit facility, senior secured term loan facility, the 8.875% senior secured notes, the 7.375% senior secured notes and the 6.75% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The Guarantors guarantee the 8.25% senior second lien notes and 8.75%/10.00% PIK toggle senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The 12.625% senior note, 10.625% senior note and 11.25% senior note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 11.75% senior subordinated note guarantee is unsecured and ranks equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

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

                                                The following tables present the results of operations, comprehensive income, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the three months ended March 31, 2014 and 2013, and as of March 31, 2014 and December 31, 2013 to arrive at the information for FDC on a consolidated basis.

During the first quarter of 2014 the Company corrected errors related to the presentation of cost allocations and interest on intercompany notes in the Guarantor condensed consolidating financial statements related primarily to 2008 and 2009. The Company does not believe these errors were material. In addition, the Company corrected certain other immaterial errors. The adjustments are limited to the guarantor footnote and do not affect any other reported amounts or disclosures in the Company’s consolidated financial statements. A summary of the corrections is shown below.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2013
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected	As previously reported	As corrected
ASSETS
Investment in consolidated subsidiaries	$24,902.4	$24,393.3	$5,314.0	$5,314.0	$—	$—	$(30,216.4)	$(29,707.3)
Total assets	$35,228.0	$34,718.9	$36,076.7	$36,076.7	$18,712.7	$18,712.7	$(54,777.6)	$(54,268.5)
LIABILITIES AND EQUITY
Long-term intercompany payables	$12,681.2	$12,172.1	$4,578.1	$5,053.1	$2,478.8	$2,512.9	$(19,738.1)	$(19,738.1)
Total liabilities	$36,717.6	$36,208.5	$14,504.9	$14,979.9	$6,816.6	$6,850.7	$(24,561.2)	$(24,561.2)
First Data Corporation stockholder’s equity	$(1,489.6)	$(1,489.6)	$21,571.8	$21,096.8	$5,451.3	$5,417.2	$(27,023.1)	$(26,514.0)
Total equity	$(1,489.6)	$(1,489.6)	$21,571.8	$21,096.8	$11,827.0	$11,792.9	$(30,216.4)	$(29,707.3)
Total liabilities and equity	$35,228.0	$34,718.9	$36,076.7	$36,076.7	$18,712.7	$18,712.7	$(54,777.6)	$(54,268.5)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,006.1	$614.7	$(59.1)	$1,561.7
Product sales and other	—	137.2	81.4	(14.9)	203.7
Reimbursable debit network fees, postage and other	—	627.4	247.5	—	874.9
	—	1,770.7	943.6	(74.0)	2,640.3
Expenses:
Cost of services (exclusive of items shown below)	—	414.5	290.4	(59.1)	645.8
Cost of products sold	—	59.8	35.2	(14.9)	80.1
Selling, general and administrative	41.6	300.8	143.8	—	486.2
Reimbursable debit network fees, postage and other	—	627.4	247.5	—	874.9
Depreciation and amortization	2.4	160.7	102.2	—	265.3
Other operating expenses:
Restructuring, net	1.4	2.1	—	—	3.5
	45.4	1,565.3	819.1	(74.0)	2,355.8
Operating (loss) profit	(45.4)	205.4	124.5	—	284.5
Interest income	—	—	3.0	—	3.0
Interest expense	(463.5)	(2.3)	(1.3)	—	(467.1)
Interest income (expense) from intercompany notes	79.0	(78.0)	(1.0)	—	—
Other income (expense)	2.1	—	(1.2)	—	0.9
Equity earnings from consolidated subsidiaries	149.9	33.0	—	(182.9)	—
	(232.5)	(47.3)	(0.5)	(182.9)	(463.2)
(Loss) income before income taxes and equity earnings in affiliates	(277.9)	158.1	124.0	(182.9)	(178.7)
Income tax (benefit) expense	(77.4)	67.1	46.9	—	36.6
Equity earnings in affiliates	—	50.9	(0.5)	—	50.4
Net (loss) income	(200.5)	141.9	76.6	(182.9)	(164.9)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	15.4	20.2	35.6
Net (loss) income attributable to First Data Corporation	$(200.5)	$141.9	$61.2	$(203.1)	$(200.5)
Comprehensive (loss) income	$(218.4)	$151.0	$58.1	$(172.7)	$(182.0)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	16.2	20.2	36.4
Comprehensive (loss) income attributable to First Data Corporation	$(218.4)	$151.0	$41.9	$(192.9)	$(218.4)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,005.2	$593.0	$(54.5)	$1,543.7
Product sales and other	—	131.1	85.5	(14.2)	202.4
Reimbursable debit network fees, postage and other	—	610.5	234.3	—	844.8
	—	1,746.8	912.8	(68.7)	2,590.9
Expenses:
Cost of services (exclusive of items shown below)	—	485.9	287.3	(54.5)	718.7
Cost of products sold	—	61.5	35.3	(14.2)	82.6
Selling, general and administrative	26.5	307.7	129.1	—	463.3
Reimbursable debit network fees, postage and other	—	610.5	234.3	—	844.8
Depreciation and amortization	1.8	159.7	110.7	—	272.2
Other operating expenses:
Restructuring, net	12.4	1.8	4.0	—	18.2
	40.7	1,627.1	800.7	(68.7)	2,399.8
Operating (loss) profit	(40.7)	119.7	112.1	—	191.1
Interest income	0.1	—	2.6	—	2.7
Interest expense	(465.2)	(1.6)	(2.2)	—	(469.0)
Interest income (expense) from intercompany notes	78.5	(77.9)	(0.6)	—	—
Other income (expense)	18.6	1.1	(19.4)	—	0.3
Equity earnings from consolidated subsidiaries	78.2	34.1	—	(112.3)	—
	(289.8)	(44.3)	(19.6)	(112.3)	(466.0)
(Loss) income before income taxes and equity earnings in affiliates	(330.5)	75.4	92.5	(112.3)	(274.9)
Income tax expense	6.9	41.4	13.3	—	61.6
Equity earnings in affiliates	—	38.3	(0.6)	—	37.7
Net (loss) income	(337.4)	72.3	78.6	(112.3)	(298.8)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	14.3	24.3	38.6
Net (loss) income attributable to First Data Corporation	$(337.4)	$72.3	$64.3	$(136.6)	$(337.4)
Comprehensive (loss) income	$(413.9)	$73.6	$16.0	$(54.9)	$(379.2)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	10.4	24.3	34.7
Comprehensive (loss) income attributable to First Data Corporation	$(413.9)	$73.6	$5.6	$(79.2)	$(413.9)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of March 31, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7.3	$40.4	$360.8	$—	$408.5
Accounts receivable, net of allowance for doubtful accounts	5.0	848.0	845.3	—	1,698.3
Settlement assets (a)	—	4,802.4	4,880.6	—	9,683.0
Intercompany notes receivable	52.5	248.5	18.7	(319.7)	—
Other current assets	67.1	200.6	80.3	—	348.0
Total current assets	131.9	6,139.9	6,185.7	(319.7)	12,137.8
Property and equipment, net of accumulated depreciation	27.7	551.2	246.1	—	825.0
Goodwill	—	9,518.5	7,726.3	—	17,244.8
Customer relationships, net of accumulated amortization	—	1,677.9	1,347.1	—	3,025.0
Other intangibles, net of accumulated amortization	604.4	551.9	579.2	—	1,735.5
Investment in affiliates	—	1,295.3	28.5	—	1,323.8
Long-term settlement assets (a)	—	—	21.3	—	21.3
Long-term intercompany receivables	5,487.9	12,018.0	3,831.0	(21,336.9)	—
Long-term intercompany notes receivable	3,573.7	44.9	—	(3,618.6)	—
Long-term deferred tax assets	809.3	—	—	(809.3)	—
Other long-term assets	353.5	454.0	144.8	(107.3)	845.0
Investment in consolidated subsidiaries	24,564.9	5,319.1	—	(29,884.0)	—
Total assets	$35,553.3	$37,570.7	$20,110.0	$(56,075.8)	$37,158.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6.5	$164.5	$89.5	$—	$260.5
Short-term and current portion of long-term borrowings	329.9	66.6	77.5	—	474.0
Settlement obligations (a)	—	4,802.4	4,897.8	—	9,700.2
Intercompany notes payable	265.4	54.3	—	(319.7)	—
Other current liabilities	410.5	594.6	319.7	—	1,324.8
Total current liabilities	1,012.3	5,682.4	5,384.5	(319.7)	11,759.5
Long-term borrowings	22,471.0	69.1	9.0	—	22,549.1
Long-term deferred tax liabilities	—	1,254.8	119.4	(809.3)	564.9
Long-term intercompany payables	13,173.2	5,548.3	2,615.4	(21,336.9)	—
Long-term intercompany notes payable	45.2	3,488.8	84.6	(3,618.6)	—
Other long-term liabilities	551.5	237.0	65.1	(107.3)	746.3
Total liabilities	37,253.2	16,280.4	8,278.0	(26,191.8)	35,619.8
Redeemable equity interest	—	—	70.6	(70.6)	—
Redeemable noncontrolling interest	—	—	—	70.6	70.6
First Data Corporation stockholder’s (deficit) equity	(1,699.9)	21,290.3	5,423.3	(26,713.6)	(1,699.9)
Noncontrolling interests	—	—	96.9	3,070.8	3,167.7
Equity of consolidated alliance	—	—	6,241.2	(6,241.2)	—
Total equity	(1,699.9)	21,290.3	11,761.4	(29,884.0)	1,467.8
Total liabilities and equity	$35,553.3	$37,570.7	$20,110.0	$(56,075.8)	$37,158.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of December 31, 2013 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36.5	$43.7	$345.1	$—	$425.3
Accounts receivable, net of allowance for doubtful accounts	5.8	878.6	879.5	—	1,763.9
Settlement assets (a)	—	3,987.4	3,554.4	—	7,541.8
Intercompany notes receivable	21.3	—	16.8	(38.1)	—
Other current assets	64.0	205.7	75.4	—	345.1
Total current assets	127.6	5,115.4	4,871.2	(38.1)	10,076.1
Property and equipment, net of accumulated depreciation	27.9	576.8	244.7	—	849.4
Goodwill	—	9,515.0	7,732.8	—	17,247.8
Customer relationships, net of accumulated amortization	—	1,751.6	1,410.7	—	3,162.3
Other intangibles, net of accumulated amortization	604.8	537.6	577.2	—	1,719.6
Investment in affiliates	—	1,304.7	29.6	—	1,334.3
Long-term settlement assets (a)	—	—	15.2	—	15.2
Long-term intercompany receivables	4,817.6	11,225.9	3,694.6	(19,738.1)	—
Long-term intercompany notes receivable	3,536.5	288.7	0.4	(3,825.6)	—
Long-term deferred tax assets	850.1	—	—	(850.1)	—
Other long-term assets	361.1	447.0	136.3	(109.3)	835.1
Investment in consolidated subsidiaries	24,393.3	5,314.0	—	(29,707.3)	—
Total assets	$34,718.9	$36,076.7	$18,712.7	$(54,268.5)	$35,239.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9.6	$185.9	$92.3	$—	$287.8
Short-term and current portion of long-term borrowings	4.2	66.3	75.8	—	146.3
Settlement obligations (a)	—	3,987.4	3,566.0	—	7,553.4
Intercompany notes payable	16.8	21.3	—	(38.1)	—
Other current liabilities	686.3	613.9	330.3	—	1,630.5
Total current liabilities	716.9	4,874.8	4,064.4	(38.1)	9,618.0
Long-term borrowings	22,469.1	77.3	10.4	—	22,556.8
Long-term deferred tax liabilities	—	1,287.1	116.0	(850.1)	553.0
Long-term intercompany payables	12,172.1	5,053.1	2,512.9	(19,738.1)	—
Long-term intercompany notes payable	290.1	3,452.0	83.5	(3,825.6)	—
Other long-term liabilities	560.3	235.6	63.5	(109.3)	750.1
Total liabilities	36,208.5	14,979.9	6,850.7	(24,561.2)	33,477.9
Redeemable equity interest	—	—	69.1	(69.1)	—
Redeemable noncontrolling interest	—	—	—	69.1	69.1
First Data Corporation stockholder’s (deficit) equity	(1,489.6)	21,096.8	5,417.2	(26,514.0)	(1,489.6)
Noncontrolling interests	—	—	89.5	3,092.9	3,182.4
Equity of consolidated alliance	—	—	6,286.2	(6,286.2)	—
Total equity	(1,489.6)	21,096.8	11,792.9	(29,707.3)	1,692.8
Total liabilities and equity	$34,718.9	$36,076.7	$18,712.7	$(54,268.5)	$35,239.8

(a)                                 The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(200.5)	$141.9	$76.6	$(182.9)	$(164.9)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	2.4	183.1	106.7	—	292.2
(Gains) charges related to other operating expenses and other income (expense)	(0.7)	2.1	1.2	—	2.6
Other non-cash and non-operating items, net	(109.1)	(100.8)	(6.8)	182.9	(33.8)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(322.2)	138.2	43.8	—	(140.2)
Net cash (used in) provided by operating activities	(630.1)	364.5	221.5	—	(44.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(0.6)	(24.9)	(28.7)	—	(54.2)
Proceeds from disposition, net of expenses paid and cash disposed	—	2.3	—	—	2.3
Proceeds from sale of property and equipment	—	1.7	—	—	1.7
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.3)	(43.2)	(18.8)	—	(62.3)
Distributions and dividends from subsidiaries	27.5	44.7	—	(72.2)	—
Net cash provided by (used in) investing activities	26.6	(19.4)	(47.5)	(72.2)	(112.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	325.7	—	1.4	—	327.1
Accrued interest funded upon issuance of notes	(55.2)	—	—	—	(55.2)
Debt modification proceeds and related financing costs, net	(35.4)	—	—	—	(35.4)
Principal payments on long-term debt	(0.1)	(17.4)	(1.8)	—	(19.3)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(9.4)	(42.4)	(51.8)
Distributions paid to equity holders	—	—	(87.0)	87.0	—
Redemption of Parent’s redeemable common stock	(3.7)	—	—	—	(3.7)
Cash dividends	(15.3)	(1.9)	(25.7)	27.6	(15.3)
Intercompany	358.3	(328.5)	(29.8)	—	—
Net cash provided by (used in) financing activities	574.3	(347.8)	(152.3)	72.2	146.4
Effect of exchange rate changes on cash and cash equivalents	—	(0.6)	(6.0)	—	(6.6)
Change in cash and cash equivalents	(29.2)	(3.3)	15.7	—	(16.8)
Cash and cash equivalents at beginning of period	36.5	43.7	345.1	—	425.3
Cash and cash equivalents at end of period	$7.3	$40.4	$360.8	$—	$408.5

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(337.4)	$72.3	$78.6	$(112.3)	$(298.8)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1.8	185.9	114.4	—	302.1
(Gains) charges related to other operating expenses and other income (expense)	(6.2)	0.7	23.4	—	17.9
Other non-cash and non-operating items, net	(61.1)	(95.4)	1.6	112.3	(42.6)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(92.3)	112.1	70.8	—	90.6
Net cash (used in) provided by operating activities	(495.2)	275.6	288.8	—	69.2
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(0.1)	(23.7)	(20.8)	—	(44.6)
Proceeds from sale of property and equipment	—	3.6	—	—	3.6
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.3)	(37.4)	(8.3)	—	(46.0)
Distributions and dividends from subsidiaries	39.1	31.1	—	(70.2)	—
Other investing activities	0.3	1.2	0.9	—	2.4
Net cash provided by (used in) investing activities	39.0	(25.2)	(28.2)	(70.2)	(84.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(81.0)	—	(81.0)
Debt modification proceeds and related financing costs, net	3.5	—	—	—	3.5
Principal payments on long-term debt	(0.1)	(16.1)	(2.7)	—	(18.9)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(8.8)	(30.1)	(38.9)
Distributions paid to equity holders	—	—	(61.2)	61.2	—
Redemption of Parent’s redeemable common stock	(4.8)	—	—	—	(4.8)
Cash dividends	(14.9)	—	(39.1)	39.1	(14.9)
Intercompany	278.0	(233.7)	(44.3)	—	—
Net cash provided by (used in) financing activities	261.7	(249.8)	(237.1)	70.2	(155.0)
Effect of exchange rate changes on cash and cash equivalents	—	5.4	(9.0)	—	(3.6)
Change in cash and cash equivalents	(194.5)	6.0	14.5	—	(174.0)
Cash and cash equivalents at beginning of period	228.0	37.2	343.1	—	608.3
Cash and cash equivalents at end of period	$33.5	$43.2	$357.6	$—	$434.3

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

Consolidated Results.

	Three months ended March 31,
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$1,561.7	$1,543.7	1%
Product sales and other	203.7	202.4	1%
Reimbursable debit network fees, postage and other	874.9	844.8	4%
	2,640.3	2,590.9	2%
Expenses:
Cost of services (exclusive of items shown below)	645.8	718.7	(10)%
Cost of products sold	80.1	82.6	(3)%
Selling, general and administrative	486.2	463.3	5%
Reimbursable debit network fees, postage and other	874.9	844.8	4%
Depreciation and amortization	265.3	272.2	(3)%
Other operating expenses, net (a)	3.5	18.2	*
	2,355.8	2,399.8	(2)%
Operating profit	284.5	191.1	49%
Interest income	3.0	2.7	11%
Interest expense	(467.1)	(469.0)	0%
Other income (b)	0.9	0.3	*
	(463.2)	(466.0)	(1)%

Loss before income taxes and equity earnings in affiliates	(178.7)	(274.9)	(35)%

Income tax expense	36.6	61.6	*
Equity earnings in affiliates	50.4	37.7	34%
Net loss	(164.9)	(298.8)	(45)%

Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	35.6	38.6	(8)%
Net loss attributable to First Data Corporation	$(200.5)	$(337.4)	(41)%

*	Calculation not meaningful
(a)	Other operating expenses, net includes restructuring, net, litigation and regulatory settlements, impairments and other as applicable to the periods presented.
(b)

Other income includes investment gains and losses, derivative financial instruments gains and losses, divestitures, net, and non-operating foreign currency exchange gains and losses as applicable to the periods presented.

The following provides highlights of revenue and expense growth while a more detailed discussion is included in the “Segment Results” section below.

Operating revenues overview.

Transaction and processing service fees. Revenue increased during the three months ended March 31, 2014 compared to the same period in 2013 due primarily to increased card services revenue resulting from net new business and organic growth, both domestically and internationally. As expected, the Company continues to experience decreases in check processing revenue primarily as a result of lower overall check volumes due to a shift toward electronic payments. Acquiring revenue was flat year over year, with growth from higher transactions and volume offset by lower rates, changes in mix and attrition. Foreign currency exchange rate movements negatively impacted the transaction and processing service fees growth rate in 2014 compared to 2013 by approximately 1%.

Product sales and other. Revenue grew slightly for the three months ended March 31, 2014 compared to the same period in 2013. Point of Sale equipment sales showed growth from interest income and fees on terminal leases offset by a reduction in bulk sales to external parties. Foreign currency exchange rate movements negatively impacted the transaction and processing service fees growth rate in 2014 compared to 2013 by approximately 3%.

Reimbursable debit network fees, postage and other. Revenue and expense increased (for this primarily margin neutral item) for the three months ended March 31, 2014 compared to the same period in 2013 due to transaction and volume growth related to debit network fees partially offset by changes in regulated financial institution mix.

Operating expenses overview.

Cost of services. Expenses decreased for the three months ended March 31, 2014 compared to the same period in 2013 due to our focus on operational and processing efficiencies including lower headcount and changes in compensation programs. Cost of services also benefited from an operating tax credit and settlement funds revaluation during the first quarter of 2014.

Cost of products sold. Expenses decreased for the three months ended March 31, 2014 compared to the same period in 2013 due to lower product sales.

Selling, general and administrative. Expenses increased for the three months ended March 31, 2014 compared to the same period in 2013 principally due to stock compensation expense in connection with the departure of executive officers.

Depreciation and amortization.  Expenses decreased during the three months ended March 31, 2014 compared to the same period in 2013 due to a decrease in the amortization of certain intangible assets that are being amortized on an accelerated basis, resulting in higher amortization in the first quarter of 2013, and certain other assets that have become fully amortized, partially offset by amortization of new assets.

Other operating expenses, net. The Company recorded restructuring charges of $3.5 million and $18.2 million during the three months ended March 31, 2014 and 2013, respectively, primarily related to the alignment of the business with strategic objectives, cost savings initiatives as well as refinements of estimates.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

	Approximate	Pretax Benefit (Charge)
(in millions)	Number of Employees	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Three months ended March 31, 2014
Restructuring charges	290	$(0.8)	$(0.4)	$—	$(2.6)	$(3.8)
Restructuring accrual reversals		0.1	0.2	—	—	0.3
Total pretax (charge) benefit, net of reversals		$(0.7)	$(0.2)	$—	$(2.6)	$(3.5)

Three months ended March 31, 2013
Restructuring charges	10	$(4.5)	$(0.4)	$(0.8)	$(12.5)	$(18.2)
Restructuring accrual reversals		—	—	—	—	—
Total pretax charge, net of reversals		$(4.5)	$(0.4)	$(0.8)	$(12.5)	$(18.2)

The Company expects to record additional charges in 2014 associated with the alignment of the business with strategic objectives and cost savings initiatives.

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2014:

(in millions)	Employee Severance
Remaining accrual as of January 1, 2014	$21.1
Expense provision	3.8
Cash payments and other	(6.6)
Changes in estimates	(0.3)
Remaining accrual as of March 31, 2014	$18.0

Interest expense. Interest expense was consistent year over year.

The Company utilizes interest rate swaps to hedge its interest payments on a portion of its variable rate debt from fluctuations in interest rates. While these swaps do not qualify for hedge accounting, they continue to be effective economically in eliminating variability in interest rate payments. Additionally, the Company utilizes a fixed to floating interest rate swap, which does not qualify for hedge accounting, to maintain a desired ratio of fixed rate and floating rate debt. The fair value adjustments for interest rate swaps, “Derivative financial instruments” that do not qualify for hedge accounting, are recorded in the “Other income” line item of the Consolidated Statements of Operations, as detailed in the table below. The Company recorded a benefit for the three months ended March 31, 2014 and 2013, respectively.

Other income.

	Three months ended March 31,
(in millions)	2014	2013
Investment gains	$—	$1.2
Derivative financial instruments gains	3.3	3.8
Non-operating foreign currency gains and (losses)	(2.4)	(4.7)
Other income	$0.9	$0.3

Investment gains.  The net investment gains for the three month period in 2013 related to a cash distribution from an investment.

Derivative financial instruments gains. The net gains for the three months ended March 31, 2014 and 2013 were due to the fair value adjustments for interest rate swaps and cross currency swaps that are not designated as accounting hedges.

Non-operating foreign currency gains and (losses). The net losses related to currency translations on the Company’s intercompany loans and its euro-denominated debt.

Income taxes. The Company’s effective tax rates on pretax loss were expenses of 28.6% and 26.0% for the three months ended March 31, 2014 and 2013 respectively.  The effective tax rate for the three months ended March 31, 2014 and 2013 was lower than the statutory rate primarily due to valuation allowances being recorded in certain tax jurisdictions, where deferred tax benefits are not recognized on pre-tax losses, while tax expense is recognized in jurisdictions with pre-tax earnings.  This negative adjustment was partially offset by state tax benefits and net income attributable to noncontrolling interests from pass through entities for which there was no tax expense provided.  As a result of the Company recording pretax losses in each of the periods, favorable and unfavorable tax impacts have the opposite effect on the effective tax rate.

The balance of the Company’s liability for unrecognized tax benefits was approximately $268 million as of March 31, 2014.  The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $147 million within the next twelve months as the result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

Equity earnings in affiliates. Equity earnings in affiliates increased for the three months ended March 31, 2014 compared to the same period in 2013 due mostly to year over year higher volumes and pricing initiatives.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest. Most of the net income attributable to noncontrolling interests and redeemable noncontrolling interest relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interest decreased slightly for the three months ended March 31, 2014 compared to the same period in 2013 due most significantly to decreased revenue from an alliance.

Segment results. During the first quarter of 2014, the Company renamed its Retail and Alliance Services segment to Merchant Solutions to better reflect its transformation from a processer to a solutions and technology provider. For a detailed discussion of the Company’s principles regarding its segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Merchant Solutions segment results.

	Three months ended March 31,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$761.4	$765.5	(1)%
Product sales and other	95.0	95.9	(1)%
Segment revenue	$856.4	$861.4	(1)%
Segment EBITDA	$369.6	$354.2	4%
Segment margin	43%	41%	2	pts
Key indicators:
Domestic merchant transactions (a)	9,797.2	9,369.9	5%

(a)                                 Domestic merchant transactions include acquired Visa and MasterCard credit and signature debit, American Express and Discover, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions reflect 100% of alliance transactions. Domestic merchant transactions for the three months ended March 31, 2013 reflect an updated count of transactions and reflect the inclusion of American Express and Discover.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended March 31,		Change
(in millions)	2014	2013	%
Acquiring revenue	$564.8	$563.3	0%
Check processing revenue	62.2	68.8	(10)%
Prepaid revenue	77.7	79.6	(2)%
Processing fees and other revenue from alliance partners	56.7	53.8	5%
Total transaction and processing service fees revenue	$761.4	$765.5	(1)%

Acquiring revenue. Acquiring revenue was essentially flat in the first quarter of 2014 compared to the first quarter of 2013. Acquiring revenue increased due to growth in merchant transactions and dollar volumes, as well as new sales and pricing increases, primarily for regional merchants. The increases were mostly offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes, the effect of shifts in pricing mix, merchant attrition and price compression. In the first quarter of 2014, one of the Company’s large merchants adopted a dual processor strategy, which will negatively impact the Company’s transactions and revenue starting in the second quarter of 2014.

Transaction growth outpaced revenue growth for the three months ended March 31, 2014 compared to the same period in 2013 driven by the factors noted above, particularly volume growth, pricing mix and price compression.  A greater portion of transaction growth was driven by the Company’s national merchants, which contributed to lower revenue per transaction.

Check processing revenue. Consistent with prior periods, check processing revenue decreased in the three months ended March 31, 2014 versus the comparable period in 2013 due principally to lower overall check volumes from continued check writer and merchant attrition.

Prepaid revenue. Prepaid revenue decreased in the three months ended March 31, 2014 compared to the same period in 2013 due to the timing of card shipments, partially offset by higher transaction volumes within the open loop payroll distribution program related to existing customers and new business and higher closed loop transactions.

Processing fees and other revenue from alliance partners. The increase in processing fees and other revenue from alliance partners in the three months ended March 31, 2014 compared to the same period in 2013 resulted from increased volumes within the Company’s merchant alliances.

Product sales and other revenue. Product sales and other revenue decreased slightly in the three months ended March 31, 2014 versus the comparable period in 2013 primarily due to a decline in terminal sales including lower bulk sales, partially offset by growth in interest income and fees on terminal leases.

Segment EBITDA. Merchant Solutions segment EBITDA increased during the three months ended March 31, 2014 compared to the same period in 2013 driven by lower expense, primarily compensation and technology costs. Compensation decreased mainly as a result of lower headcount and changes in compensation programs. The decrease in technology costs was primarily driven by overall lower spending, partially offset by product investment costs. The decrease in operating expenses positively impacted the segment EBITDA growth rate for the first quarter of 2014 versus the comparable period in 2013 by approximately 6 percentage points.

Financial Services segment results.

	Three months ended March 31,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$337.8	$320.8	5%
Product sales and other	10.9	9.8	11%
Segment revenue	$348.7	$330.6	5%
Segment EBITDA	$173.0	$133.1	30%
Segment margin	50%	40%	10	pts
Key indicators:
Domestic debit issuer transactions (a)	2,733.0	2,698.1	1%
Domestic active card accounts on file (average for the period) (b)	160.1	139.7	15%
Domestic card accounts on file (end of period) (c)	757.3	697.2	9%

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

(c)                                  Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month of the period.

Transaction and processing service fees revenue.

Components of transaction and processing service fees revenue.

	Three months ended March 31,		Change
(in millions)	2014	2013	%
Credit card, retail card and debit processing	$224.9	$211.6	6%
Output services	65.8	61.5	7%
Other revenue	47.1	47.7	(1)%
Total transaction and processing service fees revenue	$337.8	$320.8	5%

Credit card, retail card and debit processing revenue.  The increases in credit card and retail card processing revenue for the three months ended March 31, 2014 versus the comparable period in 2013, were due primarily to net new business and growth from existing customers and the resolution of a customer dispute in the first quarter of 2013, partially offset by price compression on contract renewals and other net pricing incentives.  Domestic active card accounts on file increased in the first quarter of 2014 versus the first quarter of 2013 primarily from net new account conversions and growth from existing customers.

Debit processing revenue increased slightly for the three months ended March 31, 2014 versus the comparable period in 2013 due in part to a new transaction routing program introduced during the first quarter of 2014, mostly offset by net lost business and price compression on contract renewals.

Debit issuer transaction growth in the three months ended March 31, 2014 compared to the same period in 2013 increased primarily due to growth from existing customers, partially offset by net lost business.

Output services revenue. Output services revenue increased for the three months ended March 31, 2014 versus the comparable period in 2013 due to growth in the print business, derived from new and existing customers. The plastics business was flat as volume declines were offset by a more favorable product mix.

Other revenue. Other revenue consists mostly of revenue from remittance processing, information services, online banking and bill payment services as well as voice services. Other revenue for the three months ended March 31, 2014 declined slightly compared to the same period in 2013 due to decreases in information services, voice services and check clearing, primarily driven by lost and disposed business, partially offset by increases in new business.

Product sales and other revenue. Product sales and other revenue increased in the three months ended March 31, 2014 versus the comparable period in 2013, primarily from termination fees and increased programming revenue.

Segment EBITDA. Financial Services segment EBITDA increased significantly for the three months ended March 31, 2014 compared to the same period in 2013 principally due to the impact of the revenue items noted above as well as decreased operating expenses, primarily operations and technology costs. The decreases in operations and technology resulted mainly from lower compensation as a result of lower headcount and changes in compensation programs. The decrease in operating expenses positively impacted the segment EBITDA growth rate for the first quarter of 2014 versus the comparable period in 2013 by 16 percentage points.

International segment results.

	Three months ended March 31,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$327.3	$314.3	4%
Product sales and other	86.9	88.2	(1)%
Equity earnings in affiliates	7.1	6.1	16%
Segment revenue	$421.3	$408.6	3%
Segment EBITDA	$128.4	$100.4	28%
Segment margin	30%	25%	5	pts
Key indicators:
International transactions (a)	2,384.9	2,168.9	10%
International card accounts on file (end of period) (b)	82.4	70.1	18%

(a)                  International transactions include Visa, MasterCard and other card association merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. International transactions for the three months ended March 31, 2013 reflect an updated count of transactions.

(b)                  International card accounts on file include bankcard and retail.

Summary. Segment revenue in the three months ended March 31, 2014 versus the comparable period in 2013 was impacted by the items discussed below as well as by foreign currency exchange rate movements. Foreign currency exchange rate movements negatively impacted the total segment revenue growth rate in the first quarter of 2014 compared to the same period in 2013 by 4 percentage points.

Transaction and processing service fees revenue. Transaction and processing service fees revenue includes merchant related services and card services revenue. Merchant related services revenue encompasses merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue and fees from switching services. Card services revenue represents monthly managed service fees for issued cards. Merchant related services transaction and processing service fee revenue represented approximately 62% and card services revenue represented approximately 38% of total transaction and processing service fees revenue for the periods presented.

Transaction and processing service fees revenue increased in the first three months of 2014 compared to the same period in 2013 primarily due to volume growth in the card issuing businesses and merchant acquiring businesses as well as new business in the card issuing businesses. The majority of increases in the merchant acquiring businesses resulted from volumes and rate growth in the merchant acquiring alliances. Revenue in the card issuing businesses increased primarily from volumes growth from existing customers in Argentina and new business from existing clients in the United Kingdom. Foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rate for the first quarter of 2014 versus the comparable period in 2013 by 3 percentage points.

Transaction and processing service fees revenue is driven by accounts on file and transactions.  The spread between growth in these two indicators and revenue growth was driven mostly by the mix of transaction types and the impact of foreign currency exchange rate movements. International card accounts on file as of March 31, 2014 as compared to the same period in 2013 increased primarily due to an updated customer contract in India and new accounts in the United Kingdom, partially offset by the removal of inactive accounts in Canada.

Product sales and other revenue. Product sales and other revenue decreased slightly for the three months ended March 31, 2014 versus the same period in 2013 primarily due to foreign currency, offset by higher product sales in Argentina and terminal leasing income in the United Kingdom. Foreign currency exchange rate movements negatively impacted the growth rate for product sales and other revenue for the three months ended March 31, 2014 compared to the same period in 2013 by 7 percentage points.

Segment EBITDA. Segment EBITDA increased in the three months ended March 31, 2014 compared to the same period in 2013 as a result of the impact of the revenue items noted above as well as decreased expenses, principally a tax recovery in Australia and gain on the revaluation of settlement funds associated with the devaluation of the Argentinian peso. The segment EBITDA growth rate for the first quarter of 2014 versus the comparable period in 2013 benefited from these expenses by 16 percentage points. The impact from foreign currency exchange rate movements negatively impacted the segment EBITDA growth rates by 10 percentage points in the first quarter of 2014 compared to the same period in 2013.

Capital Resources and Liquidity

FDC’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business.

During the three months ended March 31, 2014 and 2013, FDC completed various amendments and modifications to certain of its debt agreements in an effort to extend its debt maturities.

Details regarding the Company’s debt structure and the 2014 amendments and modifications are provided in Note 4 to the Company’s Consolidated Financial Statements in Item 1 of this Form 10-Q.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At March 31, 2014 and December 31, 2013, the Company held $408.5 million and $425.3 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by Integrated Payment Systems Inc. (“IPS”) and the Banc of America Merchant Services, LLC (“BAMS”) alliance, that are not available to fund operations outside of those businesses. At March 31, 2014 and December 31, 2013, the cash and cash equivalents held by IPS and the BAMS alliance totaled $134.8 million and $115.8 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. at March 31, 2014 and December 31, 2013 totaling $235.4 million and $237.6 million, respectively. Approximately $63 million of which is held in Argentina where government imposed restrictions prevent any material repatriations outside of the country. As of March 31, 2014, there was approximately $78 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. FDC plans to fund any cash needs throughout the remainder of 2014 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

Cash flows from operating activities.

	Three months ended March 31,
Source/(use) (in millions)	2014	2013
Net loss	$(164.9)	$(298.8)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	292.2	302.1
Charges related to other operating expenses and other income	2.6	17.9
Other non-cash and non-operating items, net	(33.8)	(42.6)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	55.1	138.9
Other assets, current and long-term	45.4	35.4
Accounts payable and other liabilities, current and long-term	(252.0)	(128.8)
Income tax accounts	11.3	45.1
Net cash (used in) provided by operating activities	$(44.1)	$69.2

Cash flows (used in) provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

FDC’s operating cash flow is significantly impacted by its level of debt. Approximately $603 million and $473 million in cash interest were paid during the three months ended March 31, 2014 and 2013, respectively. The increase in cash interest payments from 2013 is primarily due to timing of payments resulting from the last day of the first quarter of 2013 falling on a weekend and payments scheduled for that day being properly paid on the first day of the second quarter of 2013.

Cash flows from operating activities decreased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to an increase in cash interest payments as discussed above and the timing of settlement arrangement prefunding. The decrease was partially offset by increased operating income.

FDC anticipates funding operations throughout the remainder of 2014 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash flows from investing activities.

	Three months ended March 31,
Source/(use) (in millions)	2014	2013
Proceeds from dispositions, net of expenses paid	$2.3	$—
Proceeds from sale of property and equipment	1.7	3.6
Additions to property and equipment	(54.2)	(44.6)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(62.3)	(46.0)
Other investing activities	—	2.4
Net cash used in investing activities	$(112.5)	$(84.6)

Acquisitions and dispositions. The Company may finance acquisitions through a combination of internally generated funds, reinvestment of proceeds from asset sales, short-term borrowings and equity of its parent company. The Company may also consider using long-term borrowings subject to restrictions in its debt agreements. Although the Company considers potential acquisitions from time to time, the Company’s plan for the remainder of 2014 does not include funding of material acquisitions.

The Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives.

Capital expenditures (Additions to property and equipment and Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs). Capital expenditures are anticipated to be approximately $425 to $475 million in 2014 and are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility.

Cash flows from financing activities.

	Three months ended March 31,
Source/(use) (in millions)	2014	2013
Short-term borrowings, net	$327.1	$(81.0)
Accrued interest funded upon issuance of notes	(55.2)	—
Debt modification (payments) proceeds and related financing costs, net	(35.4)	3.5
Principal payments on long-term debt	(19.3)	(18.9)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(51.8)	(38.9)
Redemption of Parent’s redeemable common stock	(3.7)	(4.8)
Cash dividends	(15.3)	(14.9)
Net cash provided by (used in) financing activities	$146.4	$(155.0)

Short-term borrowings, net. The cash activity related to short-term borrowings in 2014 resulted primarily from net borrowings on FDC’s senior secured revolving credit facility, partially offset by net paydowns on FDC’s international credit lines used principally to prefund settlement activity. In 2013, the cash activity resulted primarily from net paydowns on FDC’s credit lines used principally to prefund settlement activity.

As of March 31, 2014, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1,016.2 million of credit and matures on September 24, 2016. Besides the letters of credit discussed below, FDC had $325.7 million outstanding against this facility as of March 31, 2014 and no amount outstanding as of December 31, 2013. Therefore, as of March 31, 2014, $642.4 million remained available under this facility. Excluding the letters of credit, the maximum amount outstanding against this facility during the three months ended March 31, 2014 was approximately $474 million, while the average amount outstanding during the three months ended March 31, 2014 was approximately $220 million.

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

Accrued interest funded upon issuance of notes. In conjunction with issuing debt in November 2013, FDC received $55.2 million in cash related to accrued interest on the notes which were issued mid-coupon period. The interest was paid in the first quarter of 2014.

Debt modification (payments) proceeds and related financing costs. FDC’s debt modifications and amendments completed in 2013 and fully settled in the first quarter of 2014 were accounted for as modifications resulting in only the net effect of the transactions, including payment of capitalized fees, being reflected as a use or source of cash excluding certain fees included in the Company’s results of operations.

Principal payments on long-term debt. Payments for capital leases totaled $19.3 million and $18.9 million for the three months ended March 31, 2014 and 2013, respectively.

As of May 13, 2014, FDC’s long-term corporate family rating from Moody’s was B3 (stable). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). The Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest. Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest primarily represent distributions of earnings.

Redemption of Parent’s redeemable common stock. Redemption of Parent’s redeemable common stock represents amounts paid for the repurchase of stock awards from employees and the exercise of stock options.

Cash dividends. The Company paid cash dividends to its parent company, First Data Holdings Inc., in the periods presented.

Letters, lines of credit and other.

	Total Available (a)		Total Outstanding
(in millions)	As of March 31, 2014	As of December 31, 2013	As of March 31, 2014	As of December 31, 2013
Letters of credit (b)	$500.0	$500.0	$48.1	$46.3
Lines of credit and other (c)	$243.3	$264.8	$70.3	$68.7

(a)                  Total available without giving effect to amounts outstanding.

(b)                  Up to $500 million of FDC’s senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding during the three months ended March 31, 2014 was $48.1 million. All letters of credit expire prior to January 29, 2015 with a one-year renewal option. FDC expects to renew most of the letters of credit prior to expiration.

(c)                   As of March 31, 2014, represents $199.7 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. FDC cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, FDC had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, FDC will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant non-cash transactions. On March 14, 2014, FDC completed an offer to exchange all of its 10.625% senior unsecured notes due 2021, 11.25% senior unsecured notes due 2021, and 11.75% senior notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable.

During the three months ended March 31, 2014 and 2013, the Company entered into capital leases, net of trade-ins, totaling approximately $12 million and $6 million, respectively.

Guarantees and covenants. For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and covenants” and “Covenant compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As of March 31, 2014, the Company was in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $12,564.1 million, Consolidated EBITDA of $2,985.5 million and a Ratio of 4.21 to 1.00 compared to the maximum ratio allowed by the covenant of 6.00 to 1.00.

The calculation of Consolidated EBITDA under FDC’s senior secured term loan facility is as follows:

(in millions)	Last twelve months ended March 31, 2014
Net loss attributable to First Data Corporation	$(732.2)
Interest expense, net (1)	1,867.4
Income tax expense	61.5
Depreciation and amortization (2)	1,202.0
EBITDA (16)	2,398.7

Stock based compensation (3)	58.0
Restructuring, net (4)	56.4
Non-operating foreign currency (gains) and losses (5)	17.2
Derivative financial instruments (gains) and losses (6)	24.9
Official check and money order EBITDA (7)	(2.0)
Cost of alliance conversions and other technology initiatives (8)	52.3
KKR related items (9)	20.7
Debt issuance costs (10)	8.3
Litigation and regulatory settlements (11)	19.2
Projected near-term cost savings and revenue enhancements (12)	147.7
Net income attributable to noncontrolling interests and redeemable noncontrolling interest (13)	174.0
Equity entities taxes, depreciation and amortization (14)	9.0
Other (15)	1.1
Consolidated EBITDA (16)	$2,985.5

(1)                       Includes interest expense and interest income.

(2)                       Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $42.3 million and amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line of $75.3 million.

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

(12)                Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives described in Note 8 above, the Banc of America Merchant Services (“BAMS”) alliance, operations and technology initiatives, headcount reductions and other addressable spend reductions.

(13)                Net income attributable to noncontrolling interests and redeemable noncontrolling interest in restricted subsidiaries.

(14)                Represents FDC’s proportional share of income taxes, depreciation and amortization on equity method investments.

(15)                Includes items such as investments gains and losses, divestitures, impairments and other as applicable to the period presented.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2014 and 2013, the Company did not engage in any off-balance sheet financing activities other than those discussed in the “Off-Balance Sheet Arrangements” discussion in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

During the three months ended March 31, 2014, there were no material changes outside the ordinary course of business in the Company’s contractual obligations and commercial commitments from those reported at December 31, 2013 in the Company’s Annual Report on Form 10-K, other than as outlined below.

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

On January 6, 2014, the Company issued and sold $725 million aggregate principal amount of additional 11.75% senior subordinated notes due August 15, 2021. The notes were issued at 103.5% of par for a premium of $25.4 million. The additional notes were treated as a single series with the existing 11.75% notes and will have the same terms as those of the existing 11.75% notes. The additional notes and the existing 11.75% notes will vote as one class under the indenture.  FDC used the proceeds from the issue and sale of the additional notes, together with cash on hand, to redeem all of its outstanding 11.25% senior subordinated notes due 2016 and to pay related fees and expenses.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

There have been no material changes from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 related to its exposure to market risk from interest rates.

Foreign Currency Risk

As discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company is exposed to changes in currency rates as a result of its investments in foreign operations, revenues generated in currencies other than the U.S. dollar and foreign currency denominated loans. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates.

There were no other material changes from what was reported in the Company’s 2013 Annual Report on Form 10-K related to its exposure to market risk from foreign currency.

Regulatory

Through its merchant alliances, the Merchant Solutions segment holds an ownership interest in several competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, the Company actively maintains an antitrust compliance program.

ITEM 4.                         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2014. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014, due to the material weakness described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in internal control over financial reporting

During the first quarter of 2014, the Company commenced the migration of certain activities performed in Denver, Colorado to Atlanta, Georgia and Melville, New York and certain activities performed in the Company’s Captive Shared Service Centers to a Business Process Outsourcer (“Migrations”). These ongoing Migrations present transitional risks to maintaining adequate internal controls over financial reporting.  Other than with respect to the ongoing remediation of the material weakness pursuant to the plan described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Migrations, there were no changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently are material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”).

ITEM 1A.                RISK FACTORS

Increase in interest rates may negatively impact the Company’s operating results and financial condition.

Certain of the Company’s borrowings, including borrowings under the Company’s senior secured credit facilities to the extent the interest rate is not fixed by an interest rate swap, are at variable rates of interest. An increase in interest rates would have a negative impact on the Company’s results of operations by causing an increase in interest expense.  During the first quarter of 2014, FDC extended and repriced $2.7 billion of 2017 term loans.  Interest rates on $1.5 billion of loans were lowered by 50 basis points, while $1.2 billion of 2017 maturities were extended to 2021.

As of March 31, 2014, the Company had $8.7 billion aggregate principal amount of variable rate long-term indebtedness, of which interest rate swaps fix the interest rate on $5 billion in notional amount. The Company also had a $750 million fixed to floating swap to preserve the ratio of fixed and floating rate debt that the Company had prior to the April 2011 debt modification and amendment. As a result, as of March 31, 2014, the impact of a 100 basis point increase in interest rates would increase the Company’s annual interest expense by approximately $45 million. See the discussion of the Company’s interest rate swap transactions in Note 11 to the Company’s Consolidated Financial Statements in this Form 10-Q.

There are no other material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                         OTHER INFORMATION

None.

ITEM 6.                          EXHIBITS

Exhibit Number	Description

10.1	Description of First Data Holdings Inc. Compensation of Directors.*

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: May 13, 2014	By	/s/ RAY E. WINBORNE
Ray E. Winborne
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 13, 2014	By	/s/ BARRY D. COOPER
Barry D. Cooper
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Description of First Data Holdings Inc. Compensation of Directors.*

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.