Form 10-Q
period 2014-06-30
FIRST DATA CORP
filed 2014-08-08
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-11073

FIRST DATA CORPORATION

(Exact name of registrant as specified in its charter)

www.firstdata.com

DELAWARE	47-0731996
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

225 LIBERTY STREET 29th FLOOR
NEW YORK, NEW YORK	10281
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (800) 735-3362

5565 GLENRIDGE CONNECTOR, N.E., SUITE 2000, ATLANTA, GEORGIA 30342

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $0.01 par value per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$1,053.5	$1,023.7	$1,995.4	$1,966.8
Check services	66.5	71.3	132.6	143.7
Card services (a)	449.6	419.7	887.1	826.5
Other services	126.3	113.9	242.5	235.3
Product sales and other (a)	211.3	204.9	415.0	407.3
Reimbursable debit network fees, postage and other	929.9	875.3	1,804.8	1,720.1
Total revenue	2,837.1	2,708.8	5,477.4	5,299.7
Expenses:
Cost of services (exclusive of items shown below)	686.8	691.9	1,332.6	1,410.6
Cost of products sold	82.5	83.4	162.6	166.0
Selling, general and administrative	489.8	493.2	976.0	956.5
Reimbursable debit network fees, postage and other	929.9	875.3	1,804.8	1,720.1
Depreciation and amortization	262.2	274.7	527.5	546.9
Other operating expenses:
Restructuring, net	3.8	20.0	7.3	38.2
Total expenses	2,455.0	2,438.5	4,810.8	4,838.3
Operating profit	382.1	270.3	666.6	461.4
Interest income	3.6	2.6	6.6	5.3
Interest expense	(463.1)	(472.2)	(930.2)	(941.2)
Other income	82.5	15.0	83.4	15.3
	(377.0)	(454.6)	(840.2)	(920.6)
Income (loss) before income taxes and equity earnings in affiliates	5.1	(184.3)	(173.6)	(459.2)
Income tax expense	40.0	11.5	76.6	73.1
Equity earnings in affiliates	58.0	51.0	108.4	88.7
Net income (loss)	23.1	(144.8)	(141.8)	(443.6)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	57.6	44.3	93.2	82.9
Net loss attributable to First Data Corporation	$(34.5)	$(189.1)	$(235.0)	$(526.5)

(a)                  Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $45.7 million and $90.0 million for the three and six months ended June 30, 2014, respectively, and $41.2  million and $81.7 million for the comparable periods in 2013.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Net income (loss)	$23.1	$(144.8)	$(141.8)	$(443.6)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	(0.5)	1.1	—	0.9
Foreign currency translation adjustment	2.3	(66.2)	(15.7)	(147.8)
Pension liability adjustments	0.3	0.9	0.7	2.3
Total other comprehensive income (loss), net of tax	2.1	(64.2)	(15.0)	(144.6)
Comprehensive income (loss)	25.2	(209.0)	(156.8)	(588.2)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	56.5	46.2	92.9	80.9
Comprehensive loss attributable to First Data Corporation	$(31.3)	$(255.2)	$(249.7)	$(669.1)

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)	As of June 30, 2014 (Unaudited)	As of December 31, 2013 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$547.7	$425.3
Accounts receivable, net of allowance for doubtful accounts of $46.0 (2014) and $32.4 (2013)	1,711.9	1,763.9
Settlement assets	9,794.3	7,541.8
Other current assets	349.9	345.1
Total current assets	12,403.8	10,076.1
Property and equipment, net of accumulated depreciation of $1,262.1 (2014) and $1,149.9 (2013)	920.4	849.4
Goodwill	17,252.7	17,247.8
Customer relationships, net of accumulated amortization of $4,652.4 (2014) and $4,418.3 (2013)	2,895.0	3,162.3
Other intangibles, net of accumulated amortization of $1,873.5 (2014) and $1,743.5 (2013)	1,737.2	1,719.6
Investment in affiliates	1,161.0	1,334.3
Long-term settlement assets	15.2	15.2
Other long-term assets	846.0	835.1
Total assets	$37,231.3	$35,239.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$270.7	$287.8
Short-term and current portion of long-term borrowings	155.0	146.3
Settlement obligations	9,806.0	7,553.4
Other current liabilities	1,538.0	1,630.5
Total current liabilities	11,769.7	9,618.0
Long-term borrowings	22,619.8	22,556.8
Long-term deferred tax liabilities	574.8	553.0
Other long-term liabilities	783.6	750.1
Total liabilities	35,747.9	33,477.9
Commitments and contingencies (See Note 8)
Redeemable noncontrolling interest	70.0	69.1
First Data Corporation shareholder’s deficit:
Common stock, $0.01 par value; 1,000 shares authorized and issued (2014 and 2013)	—	—
Additional paid-in capital	7,410.7	7,384.0
Paid-in capital	7,410.7	7,384.0
Accumulated loss	(8,535.2)	(8,284.9)
Accumulated other comprehensive loss	(603.4)	(588.7)
Total First Data Corporation shareholder’s deficit	(1,727.9)	(1,489.6)
Noncontrolling interests	3,141.3	3,182.4
Total equity	1,413.4	1,692.8
Total liabilities and equity	$37,231.3	$35,239.8

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(141.8)	$(443.6)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	581.6	606.7
(Earnings) charges related to other operating expenses and other income	(76.0)	22.9
Other non-cash and non-operating items, net	(38.4)	(18.6)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	41.9	267.7
Other assets, current and long-term	29.6	36.4
Accounts payable and other liabilities, current and long-term	(23.5)	(183.5)
Income tax accounts	9.7	21.4
Net cash provided by operating activities	383.1	309.4

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to other businesses previously acquired	—	0.2
Proceeds from dispositions, net of expenses paid	258.9	9.6
Proceeds from sale of property and equipment	2.3	3.8
Additions to property and equipment	(133.1)	(89.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(111.6)	(86.1)
Other investing activities	—	7.1
Net cash provided by (used in) investing activities	16.5	(154.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	11.7	(147.8)
Accrued interest funded upon issuance of notes	(55.2)	(6.5)
Debt modification payments and related financing costs, net	(35.4)	(49.0)
Principal payments on long-term debt	(38.5)	(36.8)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(135.2)	(102.1)
Redemption of Parent’s redeemable common stock	(4.0)	(5.9)
Purchase of noncontrolling interest	—	(23.7)
Cash dividends	(15.3)	(17.5)
Net cash used in financing activities	(271.9)	(389.3)

Effect of exchange rate changes on cash and cash equivalents	(5.3)	(10.7)
Change in cash and cash equivalents	122.4	(245.1)
Cash and cash equivalents at beginning of period	425.3	608.3
Cash and cash equivalents at end of period	$547.7	$363.2

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	First Data Corporation Shareholder
Six months ended June 30, 2014 (in millions)	Common Shares	Accumulated Loss	Accumulated Other Comprehensive Loss	Paid-In Capital	Noncontrolling Interests	Total
Balance, December 31, 2013	—	$(8,284.9)	$(588.7)	$7,384.0	$3,182.4	$1,692.8
Dividends and distributions paid to noncontrolling interests					(117.4)	(117.4)
Net (loss) income (a)		(235.0)			76.6	(158.4)
Other comprehensive (loss) income			(14.7)		(0.3)	(15.0)
Adjustment to noncontrolling interest and redemption value of redeemable noncontrolling interest				(3.1)		(3.1)
Stock compensation expense and other				29.8		29.8
Cash dividends paid by First Data Corporation to Parent		(15.3)				(15.3)
Balance, June 30, 2014	—	$(8,535.2)	$(603.4)	$7,410.7	$3,141.3	$1,413.4

Six months ended June 30, 2013 (in millions)
Balance, December 31, 2012	—	$(7,387.8)	$(552.2)	$7,341.5	$3,224.9	$2,626.4
Dividends and distributions paid to noncontrolling interests					(84.8)	(84.8)
Net (loss) income (a)		(526.5)			66.8	(459.7)
Other comprehensive loss			(142.6)		(2.0)	(144.6)
Adjustment to redemption value of redeemable noncontrolling interest				(2.0)		(2.0)
Stock compensation expense and other				26.6		26.6
Cash dividends paid by First Data Corporation to Parent		(17.5)				(17.5)
Purchase of noncontrolling interest				5.8	3.2	9.0
Balance, June 30, 2013	—	$(7,931.8)	$(694.8)	$7,371.9	$3,208.1	$1,953.4

(a)                  The total net loss presented in the Consolidated Statements of Equity for the six months ended June 30, 2014 and 2013 is $16.6 million and $16.1 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Business Description

First Data Corporation (“FDC” or “the Company”) operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; prepaid card services; and check verification, settlement and guarantee services. The Company has designated its principal executive offices as 225 Liberty Street, 29th Floor, New York City, New York 10281. However, the Company’s headquarters remain in Atlanta, Georgia.

Basis of Presentation

The accompanying Consolidated Financial Statements of FDC should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2014 and the consolidated results of its operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 and the consolidated cash flows and changes in equity for the six months ended June 30, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Presentation

Depreciation and amortization presented as a separate line item on the Company’s Consolidated Statements of Operations does not include amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees.” Also not included is amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line. The following table presents the amounts associated with such amortization for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Amortization of initial payments for new contracts	$11.4	$10.1	$22.4	$20.3
Amortization related to equity method investments	$15.8	$19.8	$31.7	$39.5

Revenue Recognition

The Company recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs such as credit and offline debit interchange fees and assessments charged by credit card associations. Debit network fees related to acquired personal identification number based debit (“PIN-debit”) transactions are recognized in the “Reimbursable debit network fees, postage and other” revenue and expense lines of the Consolidated Statements of Operations. The following table presents the amounts associated with processing services revenue for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Interchange fees and assessments	$5,152.2	$4,884.1	$9,873.4	$9,394.7
Debit network fees	$773.2	$731.9	$1,492.4	$1,429.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance is effective for public companies for annual periods beginning after December 15, 2016 as well as interim periods within those annual period using either the full retrospective approach or modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income” on the Consolidated Statements of Operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Investment gains	$89.0	$1.1	$89.0	$2.3
Derivative financial instruments (losses) and gains	(7.4)	10.4	(4.1)	14.2
Divestiture gains	1.6	—	1.6	—
Non-operating foreign currency (losses) and gains	(0.7)	3.5	(3.1)	(1.2)
Other income	$82.5	$15.0	$83.4	$15.3

Supplemental Cash Flow Information

On March 14, 2014, FDC completed an offer to exchange all of its 10.625% senior unsecured notes due 2021, 11.25%  senior unsecured notes due 2021, and 11.75% senior notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable.

During the six months ended June 30, 2014 and 2013, the Company entered into capital leases, net of trade-ins, totaling approximately $91 million and $104 million, respectively.

Refer to Note 10 “Stock Compensation Plans” of these Consolidated Financial Statements for information concerning the Company’s stock-based compensation plans.

Note 3: Acquisitions and Dispositions

On May 29, 2014, the Company completed the sale of its 30% minority interest in a transportation payments business, Electronic Funds Source LLC (“EFS”), which was reported as part of the Merchant Solutions segment. The Company recognized a gain on sale of $88.9 million recorded in “Other income” in the Consolidated Statements of Operations, comprised of $255.1 million in cash reduced by its investment and associated deal costs of $166.2 million, and recorded an income tax provision of $8.8 million. The sales price is subject to normal closing settlements, which are expected to be completed during the third quarter and could result in incremental proceeds and gain on sale of up to $16.6 million.

On July 30, 2014, the Company announced the acquisition of Gyft, Inc. (“Gyft”).  Gyft is the leading digital platform that enables consumers to buy, send, manage and redeem gift cards using mobile devices. The transaction is expected to close in August pending Gyft shareholders approval.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Restructuring

Restructuring Charges and Reversal of Restructuring Accruals

The Company recorded restructuring charges during the three and six months ended June 30, 2014 and 2013, in connection with management’s alignment of the business with strategic objectives and cost savings initiatives as well as refinements of estimates. During the six months ended June 30, 2013, the Company also recorded restructuring charges in connection with the departure of executive officers.

A summary of net pretax benefits (charges), incurred by segment, was as follows for the periods presented:

	Pretax Benefit (Charge)
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Three months ended June 30, 2014
Restructuring charges	$(0.9)	$—	$—	$(4.9)	$(5.8)
Restructuring accrual reversals	0.5	—	0.9	0.6	2.0
Total pretax charge, net of reversals	$(0.4)	$—	$0.9	$(4.3)	$(3.8)

Six months ended June 30, 2014
Restructuring charges	$(1.7)	$(0.4)	$—	$(7.5)	$(9.6)
Restructuring accrual reversals	0.6	0.2	0.9	0.6	2.3
Total pretax charge, net of reversals	$(1.1)	$(0.2)	$0.9	$(6.9)	$(7.3)

Three months ended June 30, 2013
Restructuring charges	$(10.6)	$(4.5)	$—	$(5.8)	$(20.9)
Restructuring accrual reversals	0.7	—	—	0.2	0.9
Total pretax charge, net of reversals	$(9.9)	$(4.5)	$—	$(5.6)	$(20.0)

Six months ended June 30, 2013
Restructuring charges	$(15.1)	$(4.9)	$(0.8)	$(18.3)	$(39.1)
Restructuring accrual reversals	0.7	—	—	0.2	0.9
Total pretax charge, net of reversals	$(14.4)	$(4.9)	$(0.8)	$(18.1)	$(38.2)

The following table summarizes the Company’s utilization of restructuring accruals during the period presented:

(in millions)	Employee Severance
Remaining accrual as of January 1, 2014	$21.1
Expense provision	9.6
Cash payments and other	(11.5)
Changes in estimates	(2.3)
Remaining accrual as of June 30, 2014	$16.9

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5: Borrowings

The following table presents the Company’s outstanding borrowings as of the dates indicated:

(in millions)	As of June 30, 2014 (Unaudited)	As of December 31, 2013 (Audited)
Short-term borrowings:
Senior secured revolving credit facility	$—	$—
Foreign lines of credit and other arrangements	81.0	68.7
Total short-term borrowings	81.0	68.7

Current portion of long-term borrowings (a):
4.85% Unsecured notes due 2014, net of unamortized discount of $0.0 and $0.1	3.8	3.7
Capital lease obligations	70.2	73.9
Total current portion of long-term borrowings	74.0	77.6

Long-term borrowings (a):
Senior secured term loan facility due March 2017, net of unamortized discount of $12.4 and $23.3	1,452.8	2,657.8
Senior secured term loan facility due March 2018 (b), net of unamortized discount of $19.5 and $22.1	4,656.6	4,655.6
Senior secured term loan facility due September 2018 (b), net of unamortized discount of $24.6 and $27.5	983.4	980.5
Senior secured term loan facility due March 2021, net of unamortized discount of $11.3	1,203.6	—
7.375% Senior secured first lien notes due 2019, net of unamortized discount of $20.8 and $22.9	1,574.2	1,572.1
8.875% Senior secured first lien notes due 2020, net of unamortized discount of $10.9 and $11.8	499.1	498.2
6.75% Senior secured first lien notes due 2020 (c), net of unamortized discount of $23.8 and $25.7	2,126.2	2,124.3
8.25% Senior secured second lien notes due 2021, net of unamortized discount of $11.6 and $12.5	1,988.1	1,987.2
8.75%/10.00% Payment In-Kind toggle senior secured second lien notes due 2022, net of unamortized discount of $6.1 and $6.5	993.9	993.5
12.625% Senior unsecured notes due 2021, net of unamortized discount of $17.5 and $18.8	2,982.5	2,981.2
10.625% Senior unsecured notes due 2021 (c), net of unamortized discount of $25.6 and $27.4	789.4	787.6
11.25% Senior unsecured notes due 2021 (c), net of unamortized discount of $25.1 and $27.0	759.9	758.0
11.25% Senior unsecured subordinated notes due 2016	—	750.0
11.75% Senior unsecured subordinated notes due 2021 (c), net of unamortized discount of $18.0 and $38.0	2,457.0	1,712.0
4.95% Unsecured notes due 2015, net of unamortized discount of $0.4 and $0.6	9.4	9.2
Capital lease obligations	143.7	89.6
Total long-term borrowings	22,619.8	22,556.8
Total borrowings	$22,774.8	$22,703.1

(a)                Unamortized discount amounts are as of June 30, 2014 and December 31, 2013, respectively.

(b)                Repriced and amended on July 18, 2014. See “Debt Transaction Subsequent to June 30, 2014” below for additional information.

(c)                 Partially redeemed with proceeds of private placement on July 11, 2014 and July 21, 2014. See “Debt Transactions Subsequent to June 30, 2014” below for additional information.

Short-Term Borrowings

As of June 30, 2014 and December 31, 2013, FDC had approximately $225 million and $265 million available, respectively, under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty and the euro. Certain of these arrangements are uncommitted, but FDC had $55.7 million and $68.6 million of borrowings outstanding against them as of June 30, 2014 and December 31, 2013, respectively.

Senior Secured Credit Facilities

Senior Secured Revolving Credit Facility As of June 30, 2014, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide approximately $1.0 billion of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit, of which $43.0 million and $46.3 million were issued as of June 30, 2014 and December 31, 2013, respectively. FDC had no borrowings outstanding against this facility as of June 30, 2014 or December 31, 2013, other than the letters of credit discussed above. As of June 30, 2014, $973 million remained available under this facility after considering the outstanding letters of credit.

Senior Secured Term Loan Facility On January 30, 2014, FDC amended its senior secured term loan facility.  Under the amendment, FDC extended the maturity of approximately $941 million of its existing U.S. dollar denominated term loans and approximately €154 million of its existing euro denominated term loans, in each case, from March 24, 2017 to March 24, 2021 (the “2021 Extended Term Loans”). The interest rate applicable to the 2021 Extended Term Loans is a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus 400 basis points or (b) solely with respect to term loans denominated in U.S. dollars, a base rate plus 300 basis points.

The Company also incurred an aggregate principal amount of approximately $1.4 billion in new U.S. dollar denominated term loans and approximately €25 million in new euro denominated term loans maturing on March 24, 2017 (the “2017 Second New Term Loans”).  The interest rate applicable to the 2017 Second New Term Loans is a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus 350 basis points or (b) solely with respect to term loans denominated in U.S. dollars, a base rate plus 250 basis points.  The Company used the proceeds from the incurrence of the 2017 Second New Term Loans to repay an equal amount of its outstanding term loan borrowings maturing on March 24, 2017.

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

Related Financing Costs

In connection with the debt offering and debt repurchase discussed above, the Company incurred lender fees and other expenses of approximately $8 million.

Debt Exchange

On March 14, 2014, FDC completed an offer to exchange all of its 10.625% senior unsecured notes due 2021, 11.25%  senior unsecured notes due 2021, and 11.75% senior unsecured notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. There was no expenditure or receipt of cash associated with this exchange, other than professional fees incurred in connection with the registration statement itself.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Transactions Subsequent to June 30, 2014

Debt Repurchase On July 11, 2014, First Data Holdings Inc., the direct parent company of the Company (“Holdings”), completed a $3.5 billion issuance of its common equity in a private placement. $2.5 billion of the net proceeds were contributed to the Company as a capital contribution and the funds were used to repay certain tranches of the Company’s debt.

On July 11, 2014, the Company used proceeds from the private placement to redeem $866 million aggregate principal of its 11.75% senior unsecured subordinated notes due 2021, plus accrued and unpaid interest. In addition, on July 21, 2014, the Company redeemed $753 million aggregate principal of its 6.75% senior secured first lien notes due 2020, $285 million aggregate principal of its 10.625% senior unsecured notes due 2021, and $275 million aggregate principal of its 11.25% senior unsecured notes due 2021, plus accrued and unpaid interest. In connection with these transactions, the Company incurred call premiums and deferred financing costs of approximately $214 million.

Repricing Amendments to the Senior Secured Credit Facilities On July 18, 2014, the Company incurred an aggregate principal amount of approximately $4.6 billion in new U.S. dollar denominated loans and approximately €311 million in new euro denominated loans maturing on March 24, 2018 (the “2018 New Term Loans”). The interest rate applicable to the 2018 New Term Loans is a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus 350 basis points or (b) solely with respect to term loans denominated in U.S. dollars, a base rate plus 250 basis points. The Company used a portion of the proceeds from the incurrence of the 2018 New Term Loans to repay its outstanding term loans borrowings maturing on March 24, 2018, with approximately $350 million in remaining aggregate principal amount of 2018 New Term Loans to be used for general corporate purposes.

The Company also incurred an aggregate principal amount of approximately $1.0 billion in new U.S. dollar denominated term loans maturing on September 24, 2018 (the “2018B Second New Term Loans”). The interest rate applicable to the 2018B Second New Term Loans is a rate equal to, at the Company’s option, either (a) LIBOR for the deposits in U.S. dollars plus 350 basis points or (b) a base rate plus 250 basis points. The Company used the proceeds from the incurrence of the 2018B Second New Term Loans to repay outstanding U.S. dollar denominated term loan borrowings maturing on September 24, 2018.

The Company also modified certain other provisions of its credit agreement to provide for greater operational flexibility.

Note 6: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 15 “Segment Information” in the Company’s Consolidated Financial Statements in “Item 8: Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

During the first quarter of 2014, the Company renamed its Retail and Alliance Services segment to Merchant Solutions to better reflect its transformation from a processer to a solutions and technology provider. For a detailed discussion of the Company’s segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables present the Company’s operating segment results for the periods presented:

	Three months ended June 30, 2014
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$844.3	$345.2	$351.7	$19.4	$1,560.6
Product sales and other	100.9	12.2	87.8	12.7	213.6
Equity earnings in affiliates (a)	—	—	8.3	—	8.3
Total segment reporting revenues	$945.2	$357.4	$447.8	$32.1	$1,782.5
Internal revenue	$5.9	$9.1	$1.9	$—	$16.9
External revenue	$939.3	$348.3	$445.9	$32.1	$1,765.6
Depreciation and amortization	$100.8	$76.4	$62.9	$17.0	$257.1
Segment EBITDA	$455.7	$183.1	$110.8	$(80.5)	$669.1
Other operating expenses and other income excluding divestitures	$82.2	$—	$(6.2)	$1.0	$77.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended June 30, 2013
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$829.3	$327.6	$327.3	$18.9	$1,503.1
Product sales and other	98.9	9.6	88.5	9.9	206.9
Equity earnings in affiliates (a)	—	—	9.1	—	9.1
Total segment reporting revenues	$928.2	$337.2	$424.9	$28.8	$1,719.1
Internal revenue	$5.8	$8.3	$2.6	$—	$16.7
External revenue	$922.4	$328.9	$422.3	$28.8	$1,702.4
Depreciation and amortization	$118.1	$82.9	$63.3	$14.3	$278.6
Segment EBITDA	$429.3	$150.7	$115.2	$(62.5)	$632.7
Other operating expenses and other income excluding divestitures and other items	$34.4	$(4.5)	$31.9	$(66.8)	$(5.0)

	Six months ended June 30, 2014
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,605.7	$683.0	$679.0	$37.6	$3,005.3
Product sales and other	195.9	23.1	174.7	26.4	420.1
Equity earnings in affiliates (a)	—	—	15.4	—	15.4
Total segment reporting revenues	$1,801.6	$706.1	$869.1	$64.0	$3,440.8
Internal revenue	$11.6	$17.8	$3.7	$—	$33.1
External revenue	$1,790.0	$688.3	$865.4	$64.0	$3,407.7
Depreciation and amortization	$208.9	$156.0	$126.0	$27.9	$518.8
Segment EBITDA	$825.3	$356.1	$239.2	$(138.0)	$1,282.6
Other operating expenses and other income excluding divestitures	$63.0	$(0.2)	$(12.7)	$24.3	$74.4

	Six months ended June 30, 2013
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,594.8	$648.4	$641.6	$38.2	$2,923.0
Product sales and other	194.8	19.4	176.7	20.3	411.2
Equity earnings in affiliates (a)	—	—	15.2	—	15.2
Total segment reporting revenues	$1,789.6	$667.8	$833.5	$58.5	$3,349.4
Internal revenue	$10.9	$16.4	$4.9	$—	$32.2
External revenue	$1,778.7	$651.4	$828.6	$58.5	$3,317.2
Depreciation and amortization	$224.1	$163.2	$133.5	$25.3	$546.1
Segment EBITDA	$783.5	$283.8	$215.6	$(129.8)	$1,153.1
Other operating expenses and other income excluding divestitures	$27.6	$(4.9)	$25.4	$(71.0)	$(22.9)

(a)                                 Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for the International segment.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances was as follows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Segment Revenues:
Total reported segments	$1,750.4	$1,690.3	$3,376.8	$3,290.9
All Other and Corporate	32.1	28.8	64.0	58.5
Adjustment to reconcile to Adjusted revenue:
Official check and money order revenues (a)	(1.1)	(0.7)	(2.1)	(2.4)
Eliminations of intersegment revenues	(16.9)	(16.7)	(33.1)	(32.2)
Adjusted revenue	1,764.5	1,701.7	3,405.6	3,314.8
Adjustments to reconcile to Consolidated revenues:
Adjustments for non-wholly-owned entities (b)	15.5	7.8	16.3	23.3
Official check and money order revenues (a)	1.1	0.7	2.1	2.4
ISO commission expense	126.1	123.3	248.6	239.1
Reimbursable debit network fees, postage and other	929.9	875.3	1,804.8	1,720.1
Consolidated revenues	$2,837.1	$2,708.8	$5,477.4	$5,299.7
Segment EBITDA:
Total reported segments	$749.6	$695.2	$1,420.6	$1,282.9
All Other and Corporate	(80.5)	(62.5)	(138.0)	(129.8)
Adjusted EBITDA	669.1	632.7	1,282.6	1,153.1
Adjustments to reconcile to “Net loss attributable to First Data Corporation”:
Adjustments for non-wholly-owned entities (b)	5.1	(0.4)	8.8	2.7
Depreciation and amortization	(262.2)	(274.7)	(527.5)	(546.9)
Interest expense	(463.1)	(472.2)	(930.2)	(941.2)
Interest income	3.6	2.6	6.6	5.3
Other items (c)	69.9	(14.6)	63.1	(36.6)
Income tax expense	(40.0)	(11.5)	(76.6)	(73.1)
Stock based compensation	(4.6)	(21.4)	(33.7)	(30.6)
Official check and money order EBITDA (a)	0.5	0.2	1.1	1.5
Costs of alliance conversions	(6.0)	(18.7)	(12.8)	(41.3)
KKR related items	(7.4)	(8.0)	(13.8)	(16.1)
Debt issuance costs	0.6	(3.1)	(2.6)	(3.3)
Net loss attributable to First Data Corporation	$(34.5)	$(189.1)	$(235.0)	$(526.5)

(a)                                 Represents an adjustment to exclude the official check and money order businesses from revenue and EBITDA due to the Company’s wind down of these businesses.

(b)                                Represents the net adjustment to reflect First Data’s proportionate share of alliance revenue and EBITDA within the Merchant Solutions segment, equity earnings in affiliates included in International segment revenue and amortization related to equity method investments not included in segment EBITDA.

(c)                                  Includes restructuring, litigation and regulatory settlements, divestitures and impairments as applicable to the periods presented and “Other income” as presented in the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment assets were as follows as of the dates presented:

(in millions)	As of June 30, 2014	As of December 31, 2013
Assets:
Merchant Solutions	$25,598.8	$23,905.3
Financial Services	4,008.4	4,176.2
International	5,523.1	5,222.9
All Other and Corporate	2,101.0	1,935.4
Consolidated	$37,231.3	$35,239.8

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows was as follows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Depreciation and amortization:
Total reported segments	$240.1	$264.3	$490.9	$520.8
All Other and Corporate	17.0	14.3	27.9	25.3
	257.1	278.6	518.8	546.1
Adjustments to reconcile to consolidated depreciation and amortization:
Adjustments for non-wholly-owned entities	20.9	15.9	40.4	40.3
Amortization of initial payments for new contracts	11.4	10.1	22.4	20.3
Total consolidated depreciation and amortization per Consolidated Statements of Cash Flows	$289.4	$304.6	$581.6	$606.7

Note 7: Redeemable Noncontrolling Interest

The following table presents a summary of the redeemable noncontrolling interest activity during the periods presented:

(in millions)	2014	2013
Balance as of January 1,	$69.1	$67.4
Distributions	(17.8)	(17.3)
Share of income	16.6	16.1
Adjustment to redemption value of redeemable noncontrolling interest	2.1	2.0
Balance as of June 30,	$70.0	$68.2

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

Legal

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) merchant customer matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee, and collection activities; and (3) other matters which may include issues such as employment. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

are $0 to $30 million for patent infringement, $0 to $15 million for merchant customer matters and $0 to $5 million for other matters, resulting in a total estimated range of possible losses of $0 to $50 million for all of the matters described above.

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

Note 9: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Service costs	$1.0	$0.7	$2.1	$1.3
Interest costs	10.4	9.3	20.7	18.7
Expected return on plan assets	(12.7)	(10.9)	(25.3)	(21.9)
Amortization	0.4	0.9	0.8	1.8
Net periodic benefit income	$(0.9)	$—	$(1.7)	$(0.1)

The Company estimates pension plan contributions for 2014 to be approximately $15 million. During the six months ended June 30, 2014, approximately $11 million was contributed to the United Kingdom plan and no contributions were made to the U.S. plan.

Note 10: Stock Compensation Plans

The Company’s parent, Holdings, has a stock incentive plan for certain management employees of FDC and its affiliates. Stock compensation expense associated with this plan is recorded by FDC. Stock compensation expense for certain awards are only recognized upon liquidity or an employment termination event which triggers vesting. For the remaining awards that vest based solely on service conditions, expense is recognized over the requisite service period.

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations was as follows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Total stock-based compensation expense (pretax)	$4.6	$21.4	$33.7	$31.6

During the six months ended June 30, 2014, $23 million of stock-based compensation expense was recognized as a result of the departure of certain executive officers. During the six months ended June 30, 2013, $20 million of stock-based compensation was recognized as a result of granting an executive officer shares of common stock of Holdings and fully vested restricted stock units.

Stock Options

As of June 30, 2014, there was $147 million of total unrecognized compensation expense related to non-vested stock options. $5 million will be recognized over a period of approximately one year while $142 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

Restricted Stock Awards and Restricted Stock Units

In the first quarter of 2014, Holdings expanded participation in the plan by granting 31 million restricted stock awards to substantially all of the Company’s employees.  The restrictions on a majority of these awards will lapse upon the later of

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

three years or following an initial public offering or upon certain employment termination events.  For the remainder of these awards, the restrictions will lapse following an initial public offering or upon certain employment termination events.

As of June 30, 2014, there was $177 million of total unrecognized compensation expense related to restricted stock. $5 million will be recognized over a period of approximately two years while $172 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

For additional information on the Company’s Stock Compensation Plans refer to Note 13 “Stock Compensation Plans” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 11: Investment Securities

The majority of the Company’s investment securities are a component of settlement assets and represent the investment of funds received by the Company from prior sales of payment instruments (official checks and financial institution money orders) by authorized agents. The Company’s investment securities, excluding those classified as cash equivalents, within current settlement assets primarily consisted of municipal obligations as of June 30, 2014 and December 31, 2013. The Company’s long-term settlement assets were primarily municipal obligations as of June 30, 2014 and student loan auction rate securities (“SLARS”) as of December 31, 2013. Realized gains and losses and other-than-temporary impairments (“OTTI”) on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments, primarily cost method investments, which are included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets and are discussed further below. Realized gains and losses on these investments are recorded in the “Other income” line item of the Consolidated Statements of Operations described in Note 2 “Supplemental Financial Information” of these Consolidated Financial Statements.

The principal components of the Company’s investment securities were as follows as of the dates indicated:

(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI	OTTI Recognized in OCI (a)	Fair Value
As of June 30, 2014
Corporate bonds	$1.9	$—	$—	$—	$1.9
State and municipal obligations	28.9	—	—	—	28.9
Preferred stock	0.1	3.5	—	—	3.6
Total available-for-sale securities	30.9	3.5	—	—	34.4
Cost method investments	8.3	—	—	—	8.3
Totals	$39.2	$3.5	$—	$—	$42.7

As of December 31, 2013
Student loan auction rate securities	$8.5	$0.7	$—	$—	$9.2
State and municipal obligations	74.8	—	—	—	74.8
Preferred stock	0.1	2.9	—	—	3.0
Total available-for-sale securities	83.4	3.6	—	—	87.0
Cost method investments	8.9	—	—	—	8.9
Totals	$92.3	$3.6	$—	$—	$95.9

(a)                                 For debt securities, represents the fair value adjustment excluding that attributable to credit losses.

The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of other comprehensive income (“OCI”) into the Consolidated Statements of Operations. Unrealized gains and losses on investments carried at fair value are included as a separate component of OCI, net of any related tax effects.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding available-for-sale securities for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Proceeds from sales and maturities	$45.5	$—	$99.2	$21.5
Purchases	$13.1	$30.2	$45.8	$112.8
Gross realized gains included in earnings as a result of sales and maturities	$0.7	$—	$1.3	$1.0
Net unrealized gains included in OCI, net of tax	$0.4	$1.1	$1.5	$1.9
Net gains reclassified out of OCI into earnings, net of tax	$0.9	$—	$1.5	$1.0

The following table presents maturity information for the Company’s investments in debt securities as of June 30, 2014:

(in millions)	Fair Value
Due within one year	$18.6
Due after one year through five years	12.1
Due after 10 years	0.1
Total debt securities	$30.8

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of June 30, 2014, there were no indicators of impairment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of June 30, 2014, it was deemed impracticable to estimate the fair value on $3.0 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting for Derivative Instruments and Hedging Activities

With respect to derivative instruments that qualify for hedge accounting, the effective portion of changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a net investment hedge that qualifies for hedge accounting are recorded as part of the cumulative translation adjustment in OCI to the extent the hedge is effective. Any ineffectiveness associated with designated cash flow hedges, as well as any change in the fair value of a derivative that is not designated as a hedge, is recorded immediately in “Other income” in the Consolidated Statements of Operations.

The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that have been designated as cash flow hedges to forecasted transactions and net investment hedges to the underlying investment in a foreign subsidiary or affiliate. The Company formally assesses both at inception of the hedge and on an ongoing basis, whether the hedge is highly effective in offsetting changes in cash flows or foreign currency exposure of the underlying hedged items. The Company also performs an assessment of the probability of the forecasted transactions on a periodic basis. If it is determined that a derivative ceases to be highly effective during the term of the hedge or if the forecasted transaction is no longer probable, the Company discontinues hedge accounting prospectively for such derivative.

Credit Risk

The Company monitors the financial stability of its derivative counterparties and all counterparties remain highly-rated (in the “A” category or higher). The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of counterparty to the agreements. The Company performs a review at inception of the hedge, as circumstances warrant, and at least on a quarterly basis of the credit risk of these counterparties. The Company also monitors the concentration of its contracts with individual counterparties. The Company’s exposures are in liquid currencies (primarily in U.S. dollars, euros and Australian dollars, British pounds and Canadian dollars), so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

Summary of Derivative Instruments

The Company’s derivative instruments portfolio was comprised of the following:

Notional value (in millions)	As of June 30, 2014		As of December 31, 2013
USD Interest rate contracts	USD	5,750.0	USD	5,750.0
EUR Foreign exchange contracts	EUR	221.5	EUR	221.5
AUD Foreign exchange contracts	AUD	260.0	AUD	215.0
GBP Foreign exchange contracts	GBP	250.0	GBP	100.0
CAD Foreign exchange contracts	CAD	110.0	CAD	75.0

Derivatives Not Qualifying for Hedge Accounting

During the six months ended June 30, 2014 and 2013, the Company held certain derivative instruments that functioned as economic hedges but no longer qualified or were not designated to qualify for hedge accounting. Such instruments included cross-currency swaps held in order to mitigate foreign currency exposure on intercompany loans and a portion of the Company’s net investment in its European operations, interest rate swaps held in order to mitigate the exposure to interest rate fluctuations on interest payments related to variable rate debt and a fixed to floating interest rate swap held to maintain a desired ratio of fixed and variable rate debt.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2014 and 2013, the Company held cross-currency swaps not qualifying for hedge accounting with a total notional value of 21.5 million euro (approximately $29.3 million as of June 30, 2014).

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets, derivative gains and losses in the Consolidated Statements of Operations and accumulated derivative gains and losses in OCI, refer to the tables presented below.

Derivatives that Qualify for Hedge Accounting

Hedges of net investments in foreign operations During 2013, the Company entered into cross-currency swaps with aggregate notional values of 100.0 million Australian dollars expiring in January 2018, 200.0 million euro expiring in January 2016, 100.0 million British pounds expiring in August 2016 and 75.0 million Canadian dollars expiring in August 2016 that were designated as hedges of net investments in foreign operations.

During the three months ended June 30, 2014, the Company entered into cross-currency swaps with aggregate notional values of 160.0 million Australian dollars expiring in April 2017, 150.0 million British pounds expiring in April 2017 and 35.0 million Canadian dollars expiring in April 2017 that were designated as hedges of net investments in foreign operations. Also during the three months ended June 30, 2014, a 115.0 million Australian dollar cross-currency swap designated for hedge accounting matured.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets, derivative gains and losses in the Consolidated Statements of Operations and accumulated derivative gains and losses in OCI, refer to the tables presented below.

Fair Value of Derivative Instruments

Fair Value of Derivative Instruments on the Consolidated Balance Sheets

	As of June 30, 2014
(in millions)	Assets (a)(c)	Liabilities (b)(c)
Derivatives designated as hedging instruments
Foreign exchange contracts	$12.3	$(26.9)
Derivatives not designated as hedging instruments
Interest rate contracts	52.3	(123.7)
Foreign exchange contracts	—	(2.9)
Total derivatives not designated as hedging instruments	52.3	(126.6)
Total derivatives	$64.6	$(153.5)

	As of December 31, 2013
(in millions)	Assets (a)(c)	Liabilities (b)(c)
Derivatives designated as hedging instruments
Foreign exchange contracts	$16.9	$(30.3)
Derivatives not designated as hedging instruments
Interest rate contracts	47.2	(119.8)
Foreign exchange contracts	—	(2.9)
Total derivatives not designated as hedging instruments	47.2	(122.7)
Total derivatives	$64.1	$(153.0)

(a)                                 Derivative assets are included in the “Other current assets” and “Other long-term assets” lines of the Consolidated Balance Sheets.

(b)                                 Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

(c)                                  The Company presents all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements.  Of the balances included in the table above, $64.6 million of assets and $140.1 million of liabilities, as of June 30, 2014 and $64.1 million of assets and $124.7 million of liabilities, as of December 31, 2013 were subject to master netting agreements with the counterparties.  The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Effect of Derivative Instruments in the Consolidated Statements of Operations

	Three months ended June 30,
	2014		2013
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$—	$—	$—	$—
Derivative in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$—	$(18.0)	$—	$21.7
Derivatives not designated as hedging instruments:
Amount of gain or (loss) recognized in income (b)	$(7.5)	$0.1	$10.9	$(0.5)

	Six months ended June 30,
	2014		2013
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships:
Amount of gain or (loss) reclassified from accumulated OCI into income (a)	$—	$—	$—	$—
Derivative in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$—	$(25.2)	$—	$32.0
Derivatives not designated as hedging instruments:
Amount of gain or (loss) recognized in income (b)	$(4.2)	$0.1	$14.2	$—

(a)                                 Gain (loss) is recognized in the “Interest expense” line of the Consolidated Statements of Operations, as applicable.

(b)                                 Gain (loss) is recognized in the “Other income” line of the Consolidated Statements of Operations, as applicable.

Accumulated Derivatives Gains and Losses

The following table summarizes activity in other comprehensive income for the six months ended June 30, 2014 related to derivative instruments classified as net investment hedges held by the Company for the periods presented:

(in millions, after tax)	Six months ended June, 2014
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(12.3)
Decrease in fair value of derivative that qualifies for hedge accounting (a)	(16.6)
Accumulated loss included in other comprehensive income (loss) at end of the period	$(28.9)

(a)                                 Gains and losses are included in “Foreign currency translation adjustment” on the Consolidated Statements of Comprehensive Income (Loss).

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Fair Value Measurement

Fair Value of Financial Instruments

Carrying amounts for certain of the Company’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments as of the date indicated:

	As of June 30, 2014
(in millions)	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$18.6	$18.6
Long-term investment securities	$15.2	$15.2
Other current assets:
Derivative financial instruments	$1.0	$1.0
Other long-term assets:
Long-term investment securities	$0.6	$0.6
Cost method investments	$8.3	$8.3
Derivative financial instruments	$63.6	$63.6
Other current liabilities:
Derivative financial instruments	$0.8	$0.8
Long-term borrowings:
Long-term borrowings	$22,619.8	$24,912.5
Other long-term liabilities:
Derivative financial instruments	$152.7	$152.7

(a)                                 Represents cost for cost method investments. Refer to Note 11 “Investment Securities” of these Consolidated Financial Statements for a more detailed discussion of cost method investments.

The estimated fair values of investment securities and derivative financial instruments are described below. Refer to Note 11 “Investment Securities” and Note 12 “Derivative Financial Instruments” of these Consolidated Financial Statements for additional information regarding the Company’s investment securities and derivative financial instruments, respectively.

The estimated fair market value of FDC’s long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.  For additional information regarding the Company’s borrowings, refer to Note 5 “Borrowings” of these Consolidated Financial Statements as well as to Note 8 “Borrowings” in the Company’s Consolidated Financial Statements in “Item 8: Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Concentration of Credit Risk

The Company’s largest single issuer or financial institution represents approximately 50% of the total carrying value of the investment portfolio and the Company limits its derivative financial instruments credit risk by maintaining contracts with highly rated (in the “A” category or higher) counterparties. The Company periodically reviews the credit standings of these institutions.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy as of the dates indicated:

	As of June 30, 2014
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Corporate bonds	$—	$1.9	$—	$1.9
State and municipal obligations	—	28.3	—	28.3
Preferred stock	3.6	—	—	3.6
Total settlement assets	3.6	30.2	—	33.8

Other current assets:
Interest rate swap contracts	—	1.0	—	1.0
Other long-term assets:
Available-for-sale securities	—	0.6	—	0.6
Foreign currency derivative contracts	—	12.3	—	12.3
Interest rate swap contracts	—	51.3	—	51.3
Total assets at fair value	$3.6	$95.4	$—	$99.0

Liabilities:
Other current liabilities:
Interest rate swap contracts	$—	$0.8	$—	$0.8
Other long-term liabilities:
Foreign currency derivative contracts	—	29.8	—	29.8
Interest rate swap contracts	—	122.9	—	122.9
Contingent consideration	—	—	26.3	26.3
Total liabilities at fair value	$—	$153.5	$26.3	$179.8

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Settlement assets - student loan auction rate securities

Due to the lack of observable market activity for the SLARS, the Company, with the assistance of a third-party valuation firm upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted-average life for the securities held by the Company and the impact on the fair value of the current inability to redeem the securities at par value. All key assumptions and valuations were determined by and are the responsibility of management. The securities were valued using an income approach based on a probability-weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rates, as well as underlying collateral, ratings, and guarantees or insurance. Due to the use of unobservable inputs, these instruments are classified as Level 3 within the fair value hierarchy at December 31, 2013. During the second quarter of 2014, the Company sold all of its SLARS investments. For additional information regarding SLARS, refer to Note 11 “Investment Securities” of these Consolidated Financial Statements.

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance as of January 1, 2014	$9.2
Total realized gains included in Product sales and other	1.3
Total unrealized losses included in Other comprehensive income (loss)	(0.6)
Sales	(9.9)
Ending balance as of June 30, 2014	$—

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Derivative financial instruments

The Company uses derivative instruments to mitigate certain risks. The Company’s derivatives are not exchange listed and therefore the fair value is estimated under an income approach using Bloomberg analytics models that are based on readily observable market inputs. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observables including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity and, accordingly, the Company’s derivatives were classified within Level 2 of the fair value hierarchy. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized or that will be realized in the near future. Refer to Note 12 “Derivative Financial Statements” of these Consolidated Financial Statements for additional information regarding the Company’s derivative financial instruments.

Contingent liabilities

During 2013 and 2012, the Company completed two acquisitions in which contingent consideration was recorded. The transactions called for cash consideration as well as contingent payments for achievement of certain milestones. As part of the purchase prices, the Company recorded $26.3 million in liabilities for the contingent consideration. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date. The primary assumption is the estimated number of merchant locations that will be using the software through 2016. There has been no change in the fair value of contingent consideration during the six months ended June 30, 2014.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the six months ended June 30, 2014 and 2013, the Company did not perform any material non-recurring fair value measurements.

Note 14: Income Taxes

The Company’s effective tax rates on Income (loss) before income taxes including Equity earnings in affiliates were expenses of 63.3% and 117.6% for the three and six months ended June 30, 2014 and expenses of 8.6% and 19.7% for the same periods in 2013. The effective tax rates for the three and six months ended June 30, 2014 and 2013 differed from the statutory rate primarily due to valuation allowances recorded in certain tax jurisdictions against deferred tax benefits on pre-tax losses, while tax expense was recognized on pre-tax earnings in other jurisdictions.  This negative adjustment was partially offset by net income attributable to noncontrolling interests from pass through entities for which there was no tax expense provided.  As a result of the Company’s pre-tax losses in the six months ended June 30, 2014 and the three and six months ended June 30, 2013, favorable and unfavorable tax impacts have the opposite effect on the effective tax rate for these periods.

The balance of the Company’s liability for unrecognized tax benefits was approximately $268 million as of June 30, 2014.  The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $147 million within the next twelve months as the result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15: Investment in Affiliates

Operating results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

As of June 30, 2014, the Company has an unconsolidated significant subsidiary that is not required to be consolidated, but represents more than 20% of the Company’s pre-tax loss. This affiliate became significant during the second quarter and their summarized financial information is presented below for the periods indicated:

(in millions)	Three months ended June 30, 2014	Six months ended June 30, 2014
Net operating revenues	$204.5	$396.7
Operating expenses	86.4	168.4
Operating income	$118.1	$228.3
Net income	$118.5	$229.0
FDC equity earnings	$37.7	$72.3

Note 16: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 5 “Borrowings” of these Consolidated Financial Statements, and in Note 8 “Borrowings” of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, FDC’s 12.625% senior notes, 11.25% senior notes, 10.625% senior notes and 11.75% senior subordinated notes are guaranteed by substantially all existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC other than Integrated Payment Systems Inc. (“Guarantors”). The Guarantors guarantee the senior secured revolving credit facility, senior secured term loan facility, the 8.875% senior secured notes, the 7.375% senior secured notes and the 6.75% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The Guarantors guarantee the 8.25% senior second lien notes and 8.75%/10.00% PIK toggle senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The 12.625% senior note, 10.625% senior note and 11.25% senior note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 11.75% senior subordinated note guarantee is unsecured and ranks equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

All of the above guarantees are full, unconditional, and joint and several and each of the Guarantors is 100% owned, directly or indirectly, by FDC. None of the other subsidiaries of FDC, either direct or indirect, guarantee the notes (“Non-Guarantors”). The Guarantors are subject to release under certain circumstances as described below.

The credit agreement governing the guarantees of the senior secured revolving credit facility and senior secured term loan facility provide for a Guarantor to be automatically and unconditionally released and discharged from its guarantee obligations in certain circumstances, including under the following circumstances:

•                                          the Guarantor ceases to be a “restricted subsidiary” for purpose of the agreement because FDC no longer directly or indirectly owns 50% of the equity or, if a corporation, stock having voting power to elect a majority of the board of directors of the Guarantor;

•                                          the Guarantor is designated as an “unrestricted subsidiary” for purposes of the agreement covenants; or

•                                          the Guarantor is no longer wholly owned by FDC subject to the value of all Guarantors released under this provision does not exceed (x) 10% of FDC’s Consolidated EBITDA plus (y) the amount of investments permitted under the agreement in respect of non-guarantors.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•                                          release or discharge of the Guarantor’s guarantee of certain other indebtedness; or

•                                          legal defeasance or covenant defeasance of the indenture obligations when provision has been made for them to be fully satisfied.

During the first quarter of 2014, the Company corrected errors related to the presentation of cost allocations and interest on intercompany notes in the Guarantor condensed consolidating financial statements related primarily to 2008 and 2009. The Company does not believe these errors were material. The adjustments are limited to the guarantor footnote and do not affect any other reported amounts or disclosures in the Company’s consolidated financial statements. Refer to Note 15 “Supplemental Guarantor Condensed Consolidating Financial Statements” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 for more information.

The following tables present the results of operations, comprehensive income, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the period presented to arrive at the information for FDC on a consolidated basis.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,079.9	$676.6	$(60.6)	$1,695.9
Product sales and other	—	140.1	86.4	(15.2)	211.3
Reimbursable debit network fees, postage and other	—	654.7	275.2	—	929.9
Total revenues	—	1,874.7	1,038.2	(75.8)	2,837.1
Expenses:
Cost of services (exclusive of items shown below)	—	411.7	335.7	(60.6)	686.8
Cost of products sold	—	63.4	34.3	(15.2)	82.5
Selling, general and administrative	34.8	305.7	149.3	—	489.8
Reimbursable debit network fees, postage and other	—	654.7	275.2	—	929.9
Depreciation and amortization	2.4	158.7	101.1	—	262.2
Other operating expenses:
Restructuring, net	3.4	1.4	(1.0)	—	3.8
Total expenses	40.6	1,595.6	894.6	(75.8)	2,455.0
Operating (loss) profit	(40.6)	279.1	143.6	—	382.1
Interest income	—	—	3.6	—	3.6
Interest expense	(460.0)	(1.9)	(1.2)	—	(463.1)
Interest income (expense) from intercompany notes	79.4	(78.1)	(1.3)	—	—
Other (expense) income	(3.5)	88.3	(2.3)	—	82.5
Equity earnings from consolidated subsidiaries	236.2	57.8	—	(294.0)	—
	(147.9)	66.1	(1.2)	(294.0)	(377.0)
(Loss) income before income taxes and equity earnings in affiliates	(188.5)	345.2	142.4	(294.0)	5.1
Income tax (benefit) expense	(154.0)	178.3	15.7	—	40.0
Equity earnings in affiliates	—	57.6	0.4	—	58.0
Net (loss) income	(34.5)	224.5	127.1	(294.0)	23.1
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	15.8	41.8	57.6
Net (loss) income attributable to First Data Corporation	$(34.5)	$224.5	$111.3	$(335.8)	$(34.5)

Comprehensive (loss) income	$(31.3)	$160.2	$227.3	$(331.0)	$25.2
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	14.7	41.8	56.5
Comprehensive (loss) income attributable to First Data Corporation	$(31.3)	$160.2	$212.6	$(372.8)	$(31.3)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,086.0	$1,291.3	$(119.7)	$3,257.6
Product sales and other	—	277.3	167.8	(30.1)	415.0
Reimbursable debit network fees, postage and other	—	1,282.1	522.7	—	1,804.8
Total revenues	—	3,645.4	1,981.8	(149.8)	5,477.4
Expenses:
Cost of services (exclusive of items shown below)	—	826.2	626.1	(119.7)	1,332.6
Cost of products sold	—	123.2	69.5	(30.1)	162.6
Selling, general and administrative	76.4	606.5	293.1	—	976.0
Reimbursable debit network fees, postage and other	—	1,282.1	522.7	—	1,804.8
Depreciation and amortization	4.8	319.4	203.3	—	527.5
Other operating expenses:
Restructuring, net	4.8	3.5	(1.0)	—	7.3
Total expenses	86.0	3,160.9	1,713.7	(149.8)	4,810.8
Operating (loss) profit	(86.0)	484.5	268.1	—	666.6
Interest income	—	—	6.6	—	6.6
Interest expense	(923.5)	(4.2)	(2.5)	—	(930.2)
Interest income (expense) from intercompany notes	158.4	(156.1)	(2.3)	—	—
Other (expense) income	(1.4)	88.3	(3.5)	—	83.4
Equity earnings from consolidated subsidiaries	386.1	90.8	—	(476.9)	—
	(380.4)	18.8	(1.7)	(476.9)	(840.2)
(Loss) income before income taxes and equity earnings in affiliates	(466.4)	503.3	266.4	(476.9)	(173.6)
Income tax (benefit) expense	(231.4)	245.4	62.6	—	76.6
Equity earnings in affiliates	—	108.5	(0.1)	—	108.4
Net (loss) income	(235.0)	366.4	203.7	(476.9)	(141.8)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	31.2	62.0	93.2
Net (loss) income attributable to First Data Corporation	$(235.0)	$366.4	$172.5	$(538.9)	$(235.0)

Comprehensive (loss) income	$(249.7)	$311.2	$285.4	$(503.7)	$(156.8)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	30.9	62.0	92.9
Comprehensive (loss) income attributable to First Data Corporation	$(249.7)	$311.2	$254.5	$(565.7)	$(249.7)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended June 30, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,061.7	$623.5	$(56.6)	$1,628.6
Product sales and other	—	134.6	85.8	(15.5)	204.9
Reimbursable debit network fees, postage and other	—	627.5	247.8	—	875.3
Total revenues	—	1,823.8	957.1	(72.1)	2,708.8
Expenses:
Cost of services (exclusive of items shown below)	—	453.9	294.6	(56.6)	691.9
Cost of products sold	—	62.3	36.6	(15.5)	83.4
Selling, general and administrative	40.2	313.5	139.5	—	493.2
Reimbursable debit network fees, postage and other	—	627.5	247.8	—	875.3
Depreciation and amortization	1.9	167.9	104.9	—	274.7
Other operating expenses:
Restructuring, net	1.5	18.2	0.3	—	20.0
Total expenses	43.6	1,643.3	823.7	(72.1)	2,438.5
Operating (loss) profit	(43.6)	180.5	133.4	—	270.3
Interest income	—	0.1	2.5	—	2.6
Interest expense	(467.5)	(3.0)	(1.7)	—	(472.2)
Interest income (expense) from intercompany notes	78.6	(78.0)	(0.6)	—	—
Other income	1.6	1.5	11.9	—	15.0
Equity earnings from consolidated subsidiaries	135.7	39.0	—	(174.7)	—
	(251.6)	(40.4)	12.1	(174.7)	(454.6)
(Loss) income before income taxes and equity earnings in affiliates	(295.2)	140.1	145.5	(174.7)	(184.3)
Income tax (benefit) expense	(106.1)	75.0	42.6	—	11.5
Equity earnings in affiliates	—	49.8	1.2	—	51.0
Net (loss) income	(189.1)	114.9	104.1	(174.7)	(144.8)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	10.8	33.5	44.3
Net (loss) income attributable to First Data Corporation	$(189.1)	$114.9	$93.3	$(208.2)	$(189.1)

Comprehensive (loss) income	$(255.2)	$75.3	$3.6	$(32.7)	$(209.0)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	12.7	33.5	46.2
Comprehensive (loss) income attributable to First Data Corporation	$(255.2)	$75.3	$(9.1)	$(66.2)	$(255.2)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,066.9	$1,216.5	$(111.1)	$3,172.3
Product sales and other	—	265.7	171.3	(29.7)	407.3
Reimbursable debit network fees, postage and other	—	1,238.0	482.1	—	1,720.1
Total revenues	—	3,570.6	1,869.9	(140.8)	5,299.7
Expenses:
Cost of services (exclusive of items shown below)	—	939.8	581.9	(111.1)	1,410.6
Cost of products sold	—	123.8	71.9	(29.7)	166.0
Selling, general and administrative	66.7	621.2	268.6	—	956.5
Reimbursable debit network fees, postage and other	—	1,238.0	482.1	—	1,720.1
Depreciation and amortization	3.7	327.6	215.6	—	546.9
Other operating expenses:
Restructuring, net	13.9	20.0	4.3	—	38.2
Total expenses	84.3	3,270.4	1,624.4	(140.8)	4,838.3
Operating (loss) profit	(84.3)	300.2	245.5	—	461.4
Interest income	0.1	0.1	5.1	—	5.3
Interest expense	(932.7)	(4.6)	(3.9)	—	(941.2)
Interest income (expense) from intercompany notes	157.1	(155.9)	(1.2)	—	—
Other income (expense)	20.2	2.6	(7.5)	—	15.3
Equity earnings from consolidated subsidiaries	213.9	73.1	—	(287.0)	—
	(541.4)	(84.7)	(7.5)	(287.0)	(920.6)
(Loss) income before income taxes and equity earnings in affiliates	(625.7)	215.5	238.0	(287.0)	(459.2)
Income tax (benefit) expense	(99.2)	116.4	55.9	—	73.1
Equity earnings in affiliates	—	88.1	0.6	—	88.7
Net (loss) income	(526.5)	187.2	182.7	(287.0)	(443.6)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	25.1	57.8	82.9
Net (loss) income attributable to First Data Corporation	$(526.5)	$187.2	$157.6	$(344.8)	$(526.5)

Comprehensive (loss) income	$(669.1)	$148.9	$19.6	$(87.6)	$(588.2)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	23.1	57.8	80.9
Comprehensive (loss) income attributable to First Data Corporation	$(669.1)	$148.9	$(3.5)	$(145.4)	$(669.1)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATED BALANCE SHEET

	As of June 30, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$195.3	$61.2	$291.2	$—	$547.7
Accounts receivable, net of allowance for doubtful accounts	9.2	792.3	910.4	—	1,711.9
Settlement assets (a)	—	4,864.0	4,930.3	—	9,794.3
Intercompany notes receivable	3,234.8	252.4	17.0	(3,504.2)	—
Other current assets	63.8	199.0	87.1	—	349.9
Total current assets	3,503.1	6,168.9	6,236.0	(3,504.2)	12,403.8
Property and equipment, net of accumulated depreciation	39.7	621.3	259.4	—	920.4
Goodwill	—	9,488.3	7,764.4	—	17,252.7
Customer relationships, net of accumulated amortization	—	1,625.3	1,269.7	—	2,895.0
Other intangibles, net of accumulated amortization	604.2	604.1	528.9	—	1,737.2
Investment in affiliates	—	1,148.9	12.1	—	1,161.0
Long-term settlement assets (a)	—	—	15.2	—	15.2
Long-term intercompany receivables	5,933.2	13,271.4	4,019.1	(23,223.7)	—
Long-term intercompany notes receivable	445.7	45.6	1.8	(493.1)	—
Long-term deferred tax assets	808.1	—	—	(808.1)	—
Other long-term assets	346.4	419.0	185.2	(104.6)	846.0
Investment in consolidated subsidiaries	24,945.6	5,328.3	—	(30,273.9)	—
Total assets	$36,626.0	$38,721.1	$20,291.8	$(58,407.6)	$37,231.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6.3	$171.2	$93.2	$—	$270.7
Short-term and current portion of long-term borrowings	4.5	59.9	90.6	—	155.0
Settlement obligations (a)	—	4,864.0	4,942.0	—	9,806.0
Intercompany notes payable	269.4	3,234.8	—	(3,504.2)	—
Other current liabilities	613.3	598.0	326.7	—	1,538.0
Total current liabilities	893.5	8,927.9	5,452.5	(3,504.2)	11,769.7
Long-term borrowings	22,489.0	126.0	4.8	—	22,619.8
Long-term deferred tax liabilities	—	1,250.4	132.5	(808.1)	574.8
Long-term intercompany payables	14,356.7	6,132.9	2,734.1	(23,223.7)	—
Long-term intercompany notes payable	45.2	362.3	85.6	(493.1)	—
Other long-term liabilities	569.5	232.3	86.4	(104.6)	783.6
Total liabilities	38,353.9	17,031.8	8,495.9	(28,133.7)	35,747.9
Redeemable equity interest	—	—	70.0	(70.0)	—
Redeemable noncontrolling interest	—	—	—	70.0	70.0
First Data Corporation shareholder’s (deficit) equity	(1,727.9)	21,689.3	5,439.5	(27,128.8)	(1,727.9)
Noncontrolling interests	—	—	96.8	3,044.5	3,141.3
Equity of consolidated alliance	—	—	6,189.6	(6,189.6)	—
Total equity	(1,727.9)	21,689.3	11,725.9	(30,273.9)	1,413.4
Total liabilities and equity	$36,626.0	$38,721.1	$20,291.8	$(58,407.6)	$37,231.3

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of December 31, 2013 (As Corrected)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36.5	$43.7	$345.1	$—	$425.3
Accounts receivable, net of allowance for doubtful accounts	5.8	878.6	879.5	—	1,763.9
Settlement assets (a)	—	3,987.4	3,554.4	—	7,541.8
Intercompany notes receivable	21.3	—	16.8	(38.1)	—
Other current assets	64.0	205.7	75.4	—	345.1
Total current assets	127.6	5,115.4	4,871.2	(38.1)	10,076.1
Property and equipment, net of accumulated depreciation	27.9	576.8	244.7	—	849.4
Goodwill	—	9,515.0	7,732.8	—	17,247.8
Customer relationships, net of accumulated amortization	—	1,751.6	1,410.7	—	3,162.3
Other intangibles, net of accumulated amortization	604.8	537.6	577.2	—	1,719.6
Investment in affiliates	—	1,304.7	29.6	—	1,334.3
Long-term settlement assets (a)	—	—	15.2	—	15.2
Long-term intercompany receivables	4,817.6	11,225.9	3,694.6	(19,738.1)	—
Long-term intercompany notes receivable	3,536.5	288.7	0.4	(3,825.6)	—
Long-term deferred tax assets	850.1	—	—	(850.1)	—
Other long-term assets	361.1	447.0	136.3	(109.3)	835.1
Investment in consolidated subsidiaries	24,393.3	5,314.0	—	(29,707.3)	—
Total assets	$34,718.9	$36,076.7	$18,712.7	$(54,268.5)	$35,239.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9.6	$185.9	$92.3	$—	$287.8
Short-term and current portion of long-term borrowings	4.2	66.3	75.8	—	146.3
Settlement obligations (a)	—	3,987.4	3,566.0	—	7,553.4
Intercompany notes payable	16.8	21.3	—	(38.1)	—
Other current liabilities	686.3	613.9	330.3	—	1,630.5
Total current liabilities	716.9	4,874.8	4,064.4	(38.1)	9,618.0
Long-term borrowings	22,469.1	77.3	10.4	—	22,556.8
Long-term deferred tax liabilities	—	1,287.1	116.0	(850.1)	553.0
Long-term intercompany payables	12,172.1	5,053.1	2,512.9	(19,738.1)	—
Long-term intercompany notes payable	290.1	3,452.0	83.5	(3,825.6)	—
Other long-term liabilities	560.3	235.6	63.5	(109.3)	750.1
Total liabilities	36,208.5	14,979.9	6,850.7	(24,561.2)	33,477.9
Redeemable equity interest	—	—	69.1	(69.1)	—
Redeemable noncontrolling interest	—	—	—	69.1	69.1
First Data Corporation shareholder’s (deficit) equity	(1,489.6)	21,096.8	5,417.2	(26,514.0)	(1,489.6)
Noncontrolling interests	—	—	89.5	3,092.9	3,182.4
Equity of consolidated alliance	—	—	6,286.2	(6,286.2)	—
Total equity	(1,489.6)	21,096.8	11,792.9	(29,707.3)	1,692.8
Total liabilities and equity	$34,718.9	$36,076.7	$18,712.7	$(54,268.5)	$35,239.8

(a)                                 The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOW

	Six months ended June 30, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(235.0)	$366.4	$203.7	$(476.9)	$(141.8)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	4.8	364.0	212.8	—	581.6
(Gains) charges related to other operating expenses and other income (expense)	6.3	(84.8)	2.5	—	(76.0)
Other non-cash and non-operating items, net	(331.1)	(178.3)	(5.9)	476.9	(38.4)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(354.6)	428.8	(16.5)	—	57.7
Net cash (used in) provided by operating activities	(909.6)	896.1	396.6	—	383.1
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid and cash disposed	—	258.9	—	—	258.9
Additions to property and equipment	(1.4)	(74.3)	(57.4)	—	(133.1)
Proceeds from sale of property and equipment	—	2.1	0.2	—	2.3
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(77.7)	(33.9)	—	(111.6)
Distributions and dividends from subsidiaries	74.7	116.3	—	(191.0)	—
Net cash provided by (used in) investing activities	73.3	225.3	(91.1)	(191.0)	16.5
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(0.5)	—	12.2	—	11.7
Accrued interest funded upon issuance of notes	(55.2)	—	—	—	(55.2)
Debt modification (payments) proceeds and related financing costs, net	(35.4)	—	—	—	(35.4)
Principal payments on long-term debt	(0.2)	(34.7)	(3.6)	—	(38.5)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(24.8)	(110.4)	(135.2)
Distributions paid to equity holders	—	—	(226.5)	226.5	—
Redemption of Parent’s redeemable common stock	(4.0)	—	—	—	(4.0)
Cash dividends	(15.3)	(1.9)	(73.0)	74.9	(15.3)
Intercompany	1,105.7	(1,061.7)	(44.0)	—	—
Net cash provided by (used in) financing activities	995.1	(1,098.3)	(359.7)	191.0	(271.9)
Effect of exchange rate changes on cash and cash equivalents	—	(5.6)	0.3	—	(5.3)
Change in cash and cash equivalents	158.8	17.5	(53.9)	—	122.4
Cash and cash equivalents at beginning of period	36.5	43.7	345.1	—	425.3
Cash and cash equivalents at end of period	$195.3	$61.2	$291.2	$—	$547.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(526.5)	$187.2	$182.7	$(287.0)	$(443.6)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	3.7	379.8	223.2	—	606.7
(Gains) charges related to other operating expenses and other income (expense)	(6.3)	17.4	11.8	—	22.9
Other non-cash and non-operating items, net	(164.1)	(143.6)	2.1	287.0	(18.6)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(196.9)	177.7	161.2	—	142.0
Net cash (used in) provided by operating activities	(890.1)	618.5	581.0	—	309.4
CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to other business previously acquired	—	0.2	—	—	0.2
Proceeds from dispositions, net of expenses paid and cash disposed	—	2.0	7.6	—	9.6
Additions to property and equipment	(0.1)	(40.8)	(48.2)	—	(89.1)
Proceeds from sale of property and equipment	—	3.7	0.1	—	3.8
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.3)	(66.5)	(19.3)	—	(86.1)
Distributions and dividends from subsidiaries	119.2	83.5	—	(202.7)	—
Other investing activities	0.3	5.9	0.9	—	7.1
Net cash provided by (used in) investing activities	119.1	(12.0)	(58.9)	(202.7)	(154.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(147.8)	—	(147.8)
Accrued interest funded upon issuance of notes	(6.5)	—	—	—	(6.5)
Debt modification (payments) proceeds and related financing costs, net	(49.0)	—	—	—	(49.0)
Principal payments on long-term debt	(0.2)	(31.4)	(5.2)	—	(36.8)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(21.8)	(80.3)	(102.1)
Distributions paid to equity holders	—	—	(163.8)	163.8	—
Redemption of Parent’s redeemable common stock	(5.9)	—	—	—	(5.9)
Purchase of noncontrolling interest	—	—	(23.7)	—	(23.7)
Cash dividends	(17.5)	—	(119.2)	119.2	(17.5)
Intercompany	643.3	(571.2)	(72.1)	—	—
Net cash provided by (used in) financing activities	564.2	(602.6)	(553.6)	202.7	(389.3)
Effect of exchange rate changes on cash and cash equivalents	—	5.3	(16.0)	—	(10.7)
Change in cash and cash equivalents	(206.8)	9.2	(47.5)	—	(245.1)
Cash and cash equivalents at beginning of period	228.0	37.2	343.1	—	608.3
Cash and cash equivalents at end of period	$21.2	$46.4	$295.6	$—	$363.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Data Corporation (“FDC” or “the Company”) operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; prepaid card services; and check verification, settlement and guarantee services. The Company has designated its principal executive offices as 225 Liberty Street, 29th Floor, New York City, New York 10281. However, the Company’s headquarters remain in Atlanta, Georgia.

Results of Operations

Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

Consolidated Results

	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	%	2014	2013	%
Revenues:
Transaction and processing service fees	$1,695.9	$1,628.6	4%	$3,257.6	$3,172.3	3%
Product sales and other	211.3	204.9	3%	415.0	407.3	2%
Reimbursable debit network fees, postage and other	929.9	875.3	6%	1,804.8	1,720.1	5%
Total revenues	2,837.1	2,708.8	5%	5,477.4	5,299.7	3%
Expenses:
Cost of services (exclusive of items shown below)	686.8	691.9	(1)%	1,332.6	1,410.6	(6)%
Cost of products sold	82.5	83.4	(1)%	162.6	166.0	(2)%
Selling, general and administrative	489.8	493.2	(1)%	976.0	956.5	2%
Reimbursable debit network fees, postage and other	929.9	875.3	6%	1,804.8	1,720.1	5%
Depreciation and amortization	262.2	274.7	(5)%	527.5	546.9	(4)%
Other operating expenses, net (a)	3.8	20.0	*	7.3	38.2	*
Total expenses	2,455.0	2,438.5	1%	4,810.8	4,838.3	(1)%
Operating profit	382.1	270.3	41%	666.6	461.4	44%
Interest income	3.6	2.6	38%	6.6	5.3	25%
Interest expense	(463.1)	(472.2)	(2)%	(930.2)	(941.2)	(1)%
Other income (b)	82.5	15.0	*	83.4	15.3	*
	(377.0)	(454.6)	(17)%	(840.2)	(920.6)	(9)%

Income (loss) before income taxes and equity earnings in affiliates	5.1	(184.3)	(103)%	(173.6)	(459.2)	(62)%

Income tax expense	40.0	11.5	*	76.6	73.1	5%
Equity earnings in affiliates	58.0	51.0	14%	108.4	88.7	22%
Net income (loss)	23.1	(144.8)	(116)%	(141.8)	(443.6)	(68)%
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	57.6	44.3	30%	93.2	82.9	12%
Net loss attributable to First Data Corporation	$(34.5)	$(189.1)	(82)%	$(235.0)	$(526.5)	(55)%

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

Operating revenues overview

Transaction and processing service fees increased during the three and six months ended June 30, 2014 compared to the same periods in 2013 due primarily to increased card services revenue resulting from net new business and organic growth, both domestically and internationally. Acquiring revenue increased due to growth from higher transactions and volume offset by lower rates, changes in mix and attrition. The Company also received an $8.5 million network incentive during the second quarter of 2014. As expected, the Company continues to experience decreases in check processing revenue primarily as a result of lower overall check volumes due to a shift toward electronic payments. Foreign currency exchange rate movements did not have a significant impact on the transaction and processing service fees revenue growth rates for the three and six months ended June 30, 2014 compared to the same periods in 2013.

Product sales and other slightly increased for the three and six months ended June 30, 2014 compared to the same periods in 2013. Point of Sale equipment sales showed growth from interest income and fees on terminal leases offset by a reduction in bulk sales to external parties. Professional services also increased approximately 10% during the three and six months ended June 30, 2014. Foreign currency exchange rate movements negatively impacted the product sales and other growth rate for the three and six months ended June 30, 2014 compared to the same periods in 2013 by approximately 2 and 3 percentage points, respectively.

Reimbursable debit network fees, postage and other revenue and expense increased (for this primarily margin neutral item) for the three and six months ended June 30, 2014 compared to the same periods in 2013 due to transaction and volume growth related to debit network fees related to both new and existing customers partially offset by changes in regulated financial institution mix.

Operating expenses overview

Cost of service decreased for the three and six months ended June 30, 2014 compared to the same periods in 2013 due to the Company’s focus on operational and processing efficiencies including lower headcount and changes in compensation programs. For the six months ended June 30, 2014, Cost of services also benefited from an operating tax credit and settlement funds revaluation during the first quarter of 2014 almost completely offset by a $12 million reserve for uncollectible receivables, a $5 million legal reserve, and a $3 million receivable write-off for a failed merchant in the second quarter of 2014.

Cost of products sold decreased slightly for the three months ended June 30, 2014 compared to the same period in 2013. Expenses decreased in the six months ended June 30, 2014 due primarily to decreases in product and software sales expenses, lower hardware and supply expenses particularly during the first quarter of 2014 partially offset by leasing income costs.

Selling, general and administrative increased for the six months ended June 30, 2014 compared to the same period in 2013 principally due to higher use of consulting services. Expenses decreased slightly for the three months ended June 30, 2014 compared to the same period in 2013 principally due to stock awards for the CEO issued in 2013.

Depreciation and amortization decreased during the three and six months ended June 30, 2014 compared to the same periods in 2013 due to a decrease in the amortization of certain intangible assets that are being amortized on an accelerated basis, resulting in higher amortization in 2013, and certain other assets that have become fully amortized, partially offset by amortization of new assets.

Other operating expenses, net The Company recorded restructuring charges during the three and six months ended June 30, 2014 and 2013, primarily related to the alignment of the business with strategic objectives, cost savings initiatives as well as refinements of estimates. During the six months ended June 30, 2013, the Company also recorded restructuring charges in connection with the departure of executive officers. The Company expects to record additional charges in 2014 associated with the alignment of the business with strategic objectives and cost savings initiatives. Refer to Note 4 “Restructuring” of these Consolidated Financial Statements for details regarding restructuring charges.

Interest income was consistent year over year.

Interest expense decreased for the three and six months ending June 30, 2014 compared to the same period for 2013 due to lower new debt financing fees amortization, and lower interest rates as a result of debt exchanges and refinancing.

Other income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Investment gains	$89.0	$1.1	$89.0	$2.3
Derivative financial instruments (losses) and gains	(7.4)	10.4	(4.1)	14.2
Divestitures, net gains	1.6	—	1.6	—
Non-operating foreign currency (losses) and gains	(0.7)	3.5	(3.1)	(1.2)
Other income	$82.5	$15.0	$83.4	$15.3

Investment gains for the three and six months ended June 30, 2014 relates to the sale of the Company’s 30% minority interest in Electronic Funds Source LLC resulting in a pretax gain of $88.9 million. Refer to Note 3 “Acquisitions and Dispositions” in these Consolidated Financial Statements for additional information.

Derivative financial instruments (losses) and gains for the three and six months ended June 30, 2014 and 2013 were due to the fair value adjustments for interest rate swaps and cross currency swaps that are not designated as accounting hedges.

Divestiture gains for the three and six months ended June 30, 2014 and 2013 were due to a divestiture of a business.

Non-operating foreign currency (losses) and gains for the three and six months ended June 30, 2014 and 2013 relate to currency translations on the Company’s intercompany loans and its euro-denominated debt.

Income taxes The Company’s effective tax rates on Income (loss) before income taxes including Equity earnings in affiliates were expenses of 63.3% and 117.6% for the three and six months ended June 30, 2014 and expenses of 8.6% and 19.7% for the same periods in 2013. The effective tax rates for the three and six months ended June 30, 2014 and 2013 differed from the statutory rate primarily due to valuation allowances recorded in certain tax jurisdictions against deferred tax benefits on pre-tax losses, while tax expense was recognized on pre-tax earnings in other jurisdictions. This negative adjustment was partially offset by net income attributable to noncontrolling interests from pass through entities for which there was no tax expense provided.  As a result of the Company’s pre-tax losses in the six months ended June 30, 2014 and the three and six months ended June 30, 2013, favorable and unfavorable tax impacts have the opposite effect on the effective tax rate for these periods.

The balance of the Company’s liability for unrecognized tax benefits was approximately $268 million as of June 30, 2014.  The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $147 million within the next twelve months as the result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

Equity earnings in affiliates increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 mostly due to higher volumes and pricing initiatives.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest mostly relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interest increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 due to organic growth, new revenue and lower credit losses from our alliances.

Segment results

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

Merchant Solutions segment results

	Three months ended June 30,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$844.3	$829.3	2%
Product sales and other	100.9	98.9	2%
Segment revenue	$945.2	$928.2	2%
Segment EBITDA	$455.7	$429.3	6%
Segment margin	48%	46%	2	pts
Key indicators:
Domestic merchant transactions (a)	10,547.7	10,173.0	4%

	Six months ended June 30,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$1,605.7	$1,594.8	1%
Product sales and other	195.9	194.8	1%
Segment revenue	$1,801.6	$1,789.6	1%
Segment EBITDA	$825.3	$783.5	5%
Segment margin	46%	44%	2	pts
Key indicators:
Domestic merchant transactions (a)	20,344.9	19,542.9	4%

(a)                                 Domestic merchant transactions include acquired Visa and MasterCard credit and signature debit, American Express and Discover, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions reflect 100% of alliance transactions.

Transaction and processing service fees revenue

Components of transaction and processing service fees revenue

	Three months ended June 30,		Change
(in millions)	2014	2013	%
Acquiring revenue	$643.4	$630.4	2%
Check processing revenue	62.8	69.0	(9)%
Prepaid revenue	79.5	75.0	6%
Processing fees and other revenue from alliance partners	58.6	54.9	7%
Total transaction and processing service fees revenue	$844.3	$829.3	2%

	Six months ended June 30,		Change
(in millions)	2014	2013	%
Acquiring revenue	$1,208.2	$1,193.7	1%
Check processing revenue	125.0	137.8	(9)%
Prepaid revenue	157.2	154.6	2%
Processing fees and other revenue from alliance partners	115.3	108.7	6%
Total transaction and processing service fees revenue	$1,605.7	$1,594.8	1%

Acquiring revenue increased in the three and six months ended June 30, 2014 compared to the same periods in 2013 due to growth in merchant transactions and dollar volumes, as well as new sales and pricing increases, primarily for regional merchants and an $8.5 million network incentive. The increases were mostly offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes, the effect of shifts in pricing mix, merchant attrition, price compression and the impact of Walmart adopting a dual processor strategy.

Transaction growth outpaced revenue growth for the three and six months ended June 30, 2014 compared to the same periods in 2013 driven by the factors noted above, particularly volume growth, pricing mix and price compression.  A greater portion of transaction growth was driven by the Company’s national and ISO merchants, which contributed to lower revenue per transaction.

Check processing revenue, consistent with prior periods, decreased in the three and six months ended June 30, 2014 versus the comparable periods in 2013 due to lower overall check volumes from continued check writer and merchant attrition.

Prepaid revenue increased in the three and six months ended June 30, 2014 compared to the same periods in 2013 due to higher transaction volumes within the open loop payroll distribution program related to existing customers and new business, partially offset by the disposition of a noncore transportation payments joint venture, Electronic Funds Source LLC (“EFS”), which occurred in late May 2014. The disposition of EFS will have an approximate $12.0 million negative impact on revenue per quarter. Refer to Note 3 “Acquisitions and Dispositions” of these Consolidated Financial Statements for additional information.

Processing fees and other revenue from alliance partners increased in the three and six months ended June 30, 2014 compared to the same periods in 2013 resulted from increased volumes within the Company’s merchant alliances.

Product sales and other revenue increased slightly in the three and six months ended June 30, 2014 versus the comparable periods in 2013 due to growth in interest income and fees on terminal leases, partially offset by a decline in terminal sales including lower bulk sales.

Merchant Solutions Segment EBITDA increased during the three and six months ended June 30, 2014 compared to the same period in 2013 driven by lower expense, primarily compensation and technology costs, as well as lower processing costs. Compensation decreased as a result of lower headcount and changes in compensation programs. The decrease in technology costs was driven by overall lower spending, partially offset by product investment costs. The decrease in operating expenses positively impacted the segment EBITDA growth rate for the three and six months ended June 30, 2014 versus the comparable periods in 2013 by approximately 2 and 4 percentage points, respectively. The disposition of EFS will have an approximate $6.0 million negative impact on EBITDA per quarter.

Financial Services segment results

	Three months ended June 30,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$345.2	$327.6	5%
Product sales and other	12.2	9.6	27%
Segment revenue	$357.4	$337.2	6%
Segment EBITDA	$183.1	$150.7	21%
Segment margin	51%	45%	6	pts
Key indicators:
Domestic debit issuer transactions (a)	2,971.5	2,865.1	4%

	Six months ended June 30,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$683.0	$648.4	5%
Product sales and other	23.1	19.4	19%
Segment revenue	$706.1	$667.8	6%
Segment EBITDA	$356.1	$283.8	25%
Segment margin	50%	42%	8	pts
Key indicators:
Domestic debit issuer transactions (a)	5,704.5	5,563.2	3%
Domestic active card accounts on file (average for period) (b)	160.7	139.9	15%
Domestic card accounts on file (end of period) (c)	770.1	701.2	10%

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

(c)                                  Domestic card accounts on file include credit, retail and debit card accounts as of the last day of the last month of the period.

Transaction and processing service fees revenue

Components of transaction and processing service fees revenue

	Three months ended June 30,		Change
(in millions)	2014	2013	%
Credit card, retail card and debit processing	$236.1	$223.0	6%
Output services	61.0	57.8	6%
Other revenue	48.1	46.8	3%
Total transaction and processing service fees revenue	$345.2	$327.6	5%

	Six months ended June 30,		Change
(in millions)	2014	2013	%
Credit card, retail card and debit processing	$461.0	$434.6	6%
Output services	126.8	119.3	6%
Other revenue	95.2	94.5	1%
Total transaction and processing service fees revenue	$683.0	$648.4	5%

Credit card, retail card and debit processing revenue increased for the three and six months ended June 30, 2014 versus the comparable periods in 2013, due to net new business, growth from existing customers and the resolution of a customer dispute in the first quarter of 2013, partially offset by price compression on contract renewals and other net pricing incentives.  Domestic active card accounts on file increased due to net new account conversions and growth from existing customers.

Debit processing revenue increased for the three and six months ended June 30, 2014 versus the comparable periods in 2013 due in part to internal growth, partially offset by net lost business and price compression on contract renewals. Also contributing to revenue growth in both periods was a new transaction routing program that was introduced in the first quarter of 2014, along with increased growth in the pinless debit offering rolled out in the fourth quarter of 2013.

Debit issuer transaction growth in the three and six months ended June 30, 2014 compared to the same periods in 2013 increased due to growth from existing customers and new pinless debit product, partially offset by net lost business.

Output services revenue increased for the three and six months ended June 30, 2014 versus the comparable periods in 2013 due to growth in the print business, derived from new and existing customers. The plastics business was slightly lower as volume declines were partially offset by a more favorable product mix.

Other revenue consists mostly of revenue from remittance processing, information services, online banking and bill payment services as well as voice services. Other revenue for the three and six months ended June 30, 2014 increased slightly compared to the same periods in 2013 primarily driven by new business in remittance processing, partially offset by lost and disposed business in information services. The information services disposition culminated in the first quarter of 2013.

Product sales and other revenue increased in the three and six months ended June 30, 2014 versus the comparable periods in 2013, primarily from termination fees and increased programming revenue.

Financial Service Segment EBITDA increased significantly for the three and six months ended June 30, 2014 compared to the same period in 2013 due to the impact of the revenue items noted above as well as decreased operating expenses, primarily operations and technology costs and decreased sales costs, as a result of lower headcount and changes in compensation programs. The decreases in operating expenses positively impacted the segment EBITDA growth rate for the three and six months ended June 30, 2014 versus the comparable periods in 2013 by approximately 8 and 12 percentage points, respectively.

International segment results

	Three months ended June 30,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$351.7	$327.3	7%
Product sales and other	87.8	88.5	(1)%
Equity earnings in affiliates	8.3	9.1	(9)%
Segment revenue	$447.8	$424.9	5%
Segment EBITDA	$110.8	$115.2	(4)%
Segment margin	25%	27%	(2	)pts
Key indicators:
International transactions (a)	2,510.1	2,339.5	7%

	Six months ended June 30,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$679.0	$641.6	6%
Product sales and other	174.7	176.7	(1)%
Equity earnings in affiliates	15.4	15.2	1%
Segment revenue	$869.1	$833.5	4%
Segment EBITDA	$239.2	$215.6	11%
Segment margin	28%	26%	2	pts
Key indicators:
International transactions (a)	4,895.0	4,508.0	9%
International card accounts on file (end of period) (b)	79.5	77.1	3%

(a)                  International transactions include Visa, MasterCard and other card association merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. International transactions for the three and six months ended June 30, 2013 reflect an updated count of transactions.

(b)                  International card accounts on file include bankcard and retail.

Segment revenue in the three and six months ended June 30, 2014 versus the comparable periods in 2013 was impacted by the items discussed below as well as by foreign currency exchange rate movements. Foreign currency exchange rate movements negatively impacted the total segment revenue growth rate during the three and six months ended June 30, 2014 by 1 and 2 percentage points, respectively, compared to the same periods in 2013.

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

Transaction and processing service fees revenue increased in the three and six months ended June 30, 2014 compared to the same periods in 2013 due to volume growth in the merchant acquiring businesses and card issuing businesses, as well as new business in the card issuing businesses. The majority of increases in the merchant acquiring businesses resulted from volumes growth in the merchant acquiring alliances, partially offset by lost merchants in Poland. Revenue in the card issuing businesses increased primarily from volumes growth from existing customers in Argentina and new business from existing clients in the United Kingdom and Greece. Foreign currency exchange rate movements had no impact on the transaction and processing service fees revenue growth rates for the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rate by approximately 2 percentage points compared to the same period in 2013.

Transaction and processing service fees revenue is driven by accounts on file and transactions.  The spread between growth in these two indicators and revenue growth was driven mostly by the mix of transaction types and the impact of foreign currency exchange rate movements. International card accounts on file as of June 30, 2014 as compared to the same period in 2013 increased primarily due to new accounts in the United Kingdom, partially offset by the removal of inactive accounts in Canada.

Product sales and other revenue decreased slightly during the three and six months ended June 30, 2014 versus the same periods in 2013 primarily due to foreign currency exchange rate movements in Argentina, partially offset by higher rates and product sales in Argentina, and terminal leasing income in Germany. Foreign currency exchange rate movements negatively impacted the growth rate for product sales and other revenue for the three and six months ended June 30, 2014 compared to the same periods in 2013 by 6 and 7 percentage points, respectively.

International Segment EBITDA decreased during the three months ended June 30, 2014 compared to the same period in 2013 as a result of the impact of a $12 million reserve for uncollectible receivables, a $5 million legal reserve, a $3 million receivable write-off for a failed merchant, and business investments in South Africa and Brazil, partially offset by the revenue items noted above. The segment EBITDA growth rate was adversely impacted during the second quarter of 2014 versus the comparable period in 2013 by approximately 17 percentage points as a result of these charges. The impact from foreign currency exchange rate movements positively impacted segment EBITDA growth rates by 3 percentage points in the second quarter of 2014 compared to the same period in 2013.  The $12 million reserve for uncollectible receivables relates to a $41 million receivable in Latin America from debit card holders, merchants and financial institutions, which principally arose over the past 12 months from settlement activity.  The Company believes that it will be able to collect $29 million of this amount and has initiated collection efforts.

International Segment EBITDA increased during the six months ended June 30, 2014 versus the same period in 2013 from the revenue items noted above and a combined $21 million in the first quarter of 2014 from a tax recovery in Australia and a gain on the revaluation of settlement funds associated with the devaluation of the Argentinian peso, almost completely offset by these items in the second quarter. The segment EBITDA growth rate for the six months ended June 30, 2014 versus the comparable period in 2013 was negatively impacted by approximately 3 percentage points from the impact of foreign currency exchange rate movements.

Capital Resources and Liquidity

FDC’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against its revolving credit facility. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business.

Over the past few years, FDC completed various amendments and modifications to certain of its debt agreements in an effort to extend its debt maturities and lower interest rates.

On July 11, 2014, First Data Holdings Inc., the direct parent company of FDC (“Holdings”), completed the issuance of $3.5 billion of its common equity in a private placement. Approximately $2.5 billion of the net proceeds from the private placement were contributed to the Company as a capital contribution and the funds were used to repay approximately $2.2 billion of debt and $214 million in call premiums.

Additionally, on July 18, 2014, FDC repriced approximately $5.7 billion of 2018 term loans, reducing the interest rate by 50 basis points and saving over $25 million in annual interest expense. The debt pay down from the equity contribution proceeds, combined with the repricing and other actions by the Company, will lower annual cash interest payments by approximately $228 million. Refer to Note 5 “Borrowings” of these Consolidated Financial Statements for additional information on the debt modifications and extinguishments.

As of August 8, 2014, FDC’s long-term corporate family rating from Moody’s was B3 (positive outlook). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). The Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

Cash and cash equivalents Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of June 30, 2014 and December 31, 2013, the Company held $547.7 million and $425.3 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by Integrated Payment Systems Inc. (“IPS”) and the Banc of America Merchant Services, LLC (“BAMS”) alliance, that are not available to fund operations outside of those businesses. As of June 30, 2014 and December 31, 2013, the cash and cash equivalents held by IPS and the BAMS alliance totaled $125.5 million and $115.8 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. as of June 30, 2014 and December 31, 2013 totaling $186.2 million and $237.6 million, respectively. Approximately $30 million as of June 30, 2014 is held in Argentina where government imposed restrictions prevent any material repatriations outside of the country. As of June 30, 2014, there was approximately $62 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. FDC plans to fund any cash needs throughout the remainder of 2014 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.

Cash flows from operating activities

	Six months ended June 30,
Source/(use) (in millions)	2014	2013
Net loss	$(141.8)	$(443.6)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	581.6	606.7
(Earnings) charges related to other operating expenses and other income	(76.0)	22.9
Other non-cash and non-operating items, net	(38.4)	(18.6)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	41.9	267.7
Other assets, current and long-term	29.6	36.4
Accounts payable and other liabilities, current and long-term	(23.5)	(183.5)
Income tax accounts	9.7	21.4
Net cash provided by operating activities	$383.1	$309.4

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

FDC’s operating cash flow is significantly impacted by its level of debt. Approximately $867 million and $914 million in cash interest were paid during the six months ended June 30, 2014 and 2013, respectively. The decrease in cash interest payments from 2013 is primarily due to the timing of payments and lower spreads on term loans resulting from the debt modifications that occurred in the first quarter and 2013.

Cash flows from operating activities increased for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to an increase in operating income and a decrease in cash interest payments, as discussed above. This was partially offset by the timing of settlement arrangement prefunding and an $88.9 million net gain on the sale of the Company’s minority interest, Electronic Funds Source LLC, as discussed below in “Acquisitions and dispositions” and included in (Earnings) charges related to other operating expenses and other income.

FDC anticipates funding operations throughout the remainder of 2014 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash flows from investing activities

	Six months ended June 30,
Source/(use) (in millions)	2014	2013
Payments related to other businesses previously acquired	$—	$0.2
Proceeds from dispositions, net of expenses paid	258.9	9.6
Proceeds from sale of property and equipment	2.3	3.8
Additions to property and equipment	(133.1)	(89.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(111.6)	(86.1)
Other investing activities	—	7.1
Net cash provided by (used in) investing activities	$16.5	$(154.5)

Acquisitions and dispositions The Company may finance acquisitions through a combination of internally generated funds, reinvestment of proceeds from asset sales, short-term borrowings and equity of its parent company. The Company may also consider using long-term borrowings subject to restrictions in its debt agreements. Although the Company considers potential acquisitions from time to time, the Company’s plan for the remainder of 2014 does not include funding of material acquisitions.

On May 29, 2014, the Company completed the sale of its 30% minority interest in a transportation payments business, Electronic Funds Source LLC (“EFS”) and received $255.1 million in cash. Refer to Note 3 “Acquisitions and Dispositions”

of these Consolidated Financial Statements for additional information on EFS. The Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives.

Capital expenditures (Additions to property and equipment and Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs) are anticipated to be approximately $425 to $475 million in 2014 and are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility.

Cash flows from financing activities

	Six months ended June 30,
Source/(use) (in millions)	2014	2013
Short-term borrowings, net	$11.7	$(147.8)
Accrued interest funded upon issuance of notes	(55.2)	(6.5)
Debt modification payments and related financing costs, net	(35.4)	(49.0)
Principal payments on long-term debt	(38.5)	(36.8)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(135.2)	(102.1)
Redemption of Parent’s redeemable common stock	(4.0)	(5.9)
Purchase of noncontrolling interest	—	(23.7)
Cash dividends	(15.3)	(17.5)
Net cash used in financing activities	$(271.9)	$(389.3)

Short-term borrowings, net The cash activity related to short-term borrowings in 2014 and 2013 resulted primarily from net borrowings (net paydowns) on FDC’s international credit lines used principally to prefund settlement activity.

As of June 30, 2014, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1.0 billion of credit and matures on September 24, 2016. Besides the letters of credit discussed below, FDC had no amount outstanding against this facility as of June 30, 2014 and December 31, 2013. As of June 30, 2014, $973 million remained available under this facility. Excluding the letters of credit, the maximum amount outstanding against this facility during the three and six months ended June 30, 2014 was approximately $436 million and $474 million, respectively, while the average amount outstanding during the three and six months ended June 30, 2014 was approximately $149 million and $184 million, respectively.

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

Accrued interest funded upon issuance of notes In conjunction with issuing debt in November 2013, FDC received $55.2 million in cash related to accrued interest on the notes which were issued mid-coupon period. The interest was paid in the first quarter of 2014.

Debt modification payments and related financing costs FDC’s debt modifications and amendments completed in 2013 and fully settled in the first quarter of 2014 were accounted for as modifications resulting in only the net effect of the transactions, including payment of capitalized fees, being reflected as a use or source of cash excluding certain fees included in the Company’s results of operations.

Principal payments on long-term debt Payments for capital leases totaled $38.5 million and $36.8 million for the six months ended June 30, 2014 and 2013, respectively.

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest primarily represent distributions of earnings.

Redemption of Parent’s redeemable common stock Redemption of Parent’s redeemable common stock represents amounts paid for the repurchase of stock awards from employees and the exercise of stock options.

Purchase of noncontrolling interest In April 2013, the Company made the final payment for the purchase of the remaining noncontrolling interest in Omnipay, a provider of card and electronic payment processing services to merchant acquiring banks for 18.1 million euro ($23.7 million).

Cash dividends The Company paid cash dividends to its parent company, Holdings, in the periods presented.

Letters, lines of credit and other

	Total Available (a)		Total Outstanding
(in millions)	As of June 30, 2014	As of December 31, 2013	As of June 30, 2014	As of December 31, 2013
Letters of credit (b)	$500.0	$500.0	$43.0	$46.3
Lines of credit and other (c)	$224.6	$264.8	$81.0	$68.7

(a)                  Total available without giving effect to amounts outstanding.

(b)                  Up to $500 million of FDC’s senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding during both the three and six months ended June 30, 2014 was approximately $48 million. All letters of credit expire prior to June 1, 2015 with a one-year renewal option. FDC expects to renew most of the letters of credit prior to expiration.

(c)                   As of June 30, 2014, represents $168.9 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. FDC cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, FDC had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, FDC will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

Significant non-cash transactions Refer to Note 2 “Supplemental Financial Information” of these Consolidated Financial Statements for further information on the Company’s significant non-cash transactions.

Guarantees and covenants For a description of guarantees and covenants and covenant compliance, refer to the “Guarantees and covenants” and “Covenant compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As of June 30, 2014, the Company was in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $12.2 billion, Consolidated EBITDA of $3.0 billion and a Ratio of 4.06 to 1.00 compared to the maximum ratio allowed by the covenant of 6.00 to 1.00.

The calculation of Consolidated EBITDA under FDC’s senior secured term loan facility is as follows:

(in millions)	Last twelve months ended June 30, 2014
Net loss attributable to First Data Corporation	$(577.6)
Interest expense, net (1)	1,857.3
Income tax expense	90.0
Depreciation and amortization (2)	1,186.8
EBITDA (17)	2,556.5

Stock based compensation (3)	41.2
Restructuring, net (4)	44.0
Non-operating foreign currency (gains) and losses (5)	21.3
Investment (gains) and losses (6)	(89.1)
Derivative financial instruments (gains) and losses (7)	42.7
Official check and money order EBITDA (8)	(2.3)
Cost of alliance conversions and other technology initiatives (9)	40.5
KKR related items (10)	21.0
Debt issuance costs (11)	4.6
Litigation and regulatory settlements (12)	15.4
Projected near-term cost savings and revenue enhancements (13)	102.1
Net income attributable to noncontrolling interests and redeemable noncontrolling interest (14)	187.3
Equity entities taxes, depreciation and amortization (15)	9.4
Other (16)	0.3
Consolidated EBITDA (17)	$2,994.9

(1)                       Includes interest expense and interest income.

(2)                       Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $43.6 million and amortization related to equity method investments, which is netted within the “Equity earnings in affiliates” line of $71.3 million.

(3)                       Stock based compensation recognized as expense.

(4)                       Restructuring charges in connection with management’s alignment of the business with strategic objectives and the departure of executive officers.

(5)                       Represents net gains and losses related to currency translations on certain intercompany loans and euro-denominated debt.

(6)                       Reflects investment gains and losses, principally $89 million gain on sale of minority interest, Electronic Funds Source.

(7)                       Represents fair market value adjustments for cross-currency swaps and interest rate swaps that are not designated as accounting hedges.

(8)                       Represents an adjustment to exclude the official check and money order businesses from EBITDA due to wind down of these businesses.

(9)                       Represents costs directly associated with the strategy to have First Data operate Bank of America N.A.’s legacy settlement platform and costs associated with the termination of the Chase Paymentech alliance, both of which are considered business optimization projects, and other technology initiatives.

(10)                Represents KKR annual sponsorship fees for management, financial and other advisory services.

(11)                Debt issuance costs represent costs associated with issuing debt and modifying First Data’s debt structure.

(12)                Represents settlements of litigation or regulatory matters.

(13)                Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives described in Note 8, the Banc of America Merchant Services (“BAMS”) alliance, operations and technology initiatives, headcount reductions and other addressable spend reductions.

(14)                Net income attributable to noncontrolling interests and redeemable noncontrolling interest in restricted subsidiaries.

(15)                Represents FDC’s proportional share of income taxes, depreciation and amortization on equity method investments.

(16)                Includes items such as impairments and other as applicable to the period presented.

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

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain non-cash items, non-recurring items that First Data does not expect to continue at the same level in the future and certain items management believes will impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis (see Note 13 above). Consolidated EBITDA is further adjusted to add net income attributable to noncontrolling interests and redeemable noncontrolling interest of certain non-wholly-owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing First Data’s senior unsecured debt and/or senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing First Data’s senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2014 and 2013, the Company did not engage in any off-balance sheet financing activities other than those discussed in the “Off-Balance Sheet Arrangements” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

During the six months ended June 30, 2014, there were no material changes outside the ordinary course of business in the Company’s contractual obligations and commercial commitments from those reported as of December 31, 2013 in the Company’s Annual Report on Form 10-K, other than as outlined in Note 5 “Borrowings”.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Guidance

Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” of these Consolidated Financial Statements for new accounting guidance issued during the six months ended June 30, 2014.

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

ITEM 4.                         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2014. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014, due to the material weakness described in “Item 9A: Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in internal control over financial reporting

During the first quarter of 2014, the Company commenced the migration of certain activities performed in Denver, Colorado to Atlanta, Georgia and Melville, New York and certain activities performed in the Company’s Captive Shared Service Centers to a Business Process Outsourcer (“Migrations”). These Migrations continued into the second quarter of 2014 and present transitional risks to maintaining adequate internal controls over financial reporting. Other than with respect to the ongoing remediation of the material weakness pursuant to the plan described in “Item 9A: Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Migrations, there were no changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently are material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.    RISK FACTORS

Net operating loss carryforwards could be limited if the Company’s parent company were to experience an ownership change as defined in the Internal Revenue Code.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that impose an annual limitation on the ability of a company with net operating loss carryforwards that undergoes an ownership change, which is generally any change in ownership of more than 50% of its common stock (by value) over a three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership changes among holders owning directly or indirectly 5% or more of the shares of common stock of a company or any change in ownership arising from a new issuance of shares of common stock by the company. If a company’s income in any year is less than the annual limitation prescribed by Section 382 of the Code, the unused portion of such limitation amount may be carried forward to increase the limitation (and net operating loss utilization) in subsequent tax years.

If First Data Holdings Inc. (“Holdings”), the Company’s parent company, were to undergo an ownership change for purposes of Section 382 of the Code as a result of future transactions involving its common equity shares, including a follow-on offering of common equity shares or purchases or sales of common equity shares between 5% holders, Holdings’ ability to use its net operating loss carryforwards would be subject to the limitations of Section 382 of the Code. As a result, a portion of Holdings’ net operating loss carryforwards may expire before it would be able to use them. If Holdings is unable to utilize its net operating loss carryforwards, it may have a negative impact on its financial position and results of operations.

In addition to the aforementioned federal income tax implications pursuant to Section 382 of the Code, most states follow the general provisions of Section 382 of the Code, either explicitly or implicitly resulting in separate state net operating loss limitations.

There are no other material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                         OTHER INFORMATION

On April 18, 2014, the Company filed a Current Report on Form 8-K reporting that Raymond E. Winborne would be transitioning from his role as the Chief Financial Officer over the next several months.  On August 5, 2014, the Company and Mr. Winborne entered into a Separation Agreement whereby Mr. Winborne will leave the Company on September 30, 2014.  As part of the agreement, Mr. Winborne will receive a pro rata bonus for 2014 of $600,000, receive semi-monthly payments of $61,458.33 commencing October 1, 2014 and continuing until September 30, 2015, and continue to receive coverage under the Company’s medical, dental and vision plans until September 30, 2015.  First Data Holdings Inc. (“Holdings”), the parent company of the Company, agreed to allow all of the options and restricted stock grants previously made by Holdings to continue to vest until December 31, 2015 and, if no qualifying public offering is completed by that time, Holdings will exercise its rights to purchase all of the equity then held by Mr. Winborne at the then current fair market value.  Under the terms of the Separation Agreement, Mr.

Winborne will also enter into a customary restrictive covenant agreement.  The Separation Agreement is attached as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference.

ITEM 6.                          EXHIBITS

Exhibit Number	Description

4.1

2014 July Repricing Amendment, dated as of July 18, 2014, among First Data Corporation, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent; Exhibit A — Marked Pages of the Conformed Credit Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014, and incorporated herein by reference).

10.1	First Data Corporation Severance / Change in Control Policy (Executive Committee Level), as amended and restated July 22, 2014*

10.2	Separation Agreement between Raymond E. Winborne, First Data Corporation and First Data Holdings, Inc.*

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: August 8, 2014	By	/s/ RAY E. WINBORNE
Ray E. Winborne
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2014	By	/s/ BARRY D. COOPER
Barry D. Cooper
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.1

2014 July Repricing Amendment, dated as of July 18, 2014, among First Data Corporation, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent; Exhibit A — Marked Pages of the Conformed Credit Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014, and incorporated herein by reference).

10.1	First Data Corporation Severance / Change in Control Policy (Executive Committee Level), as amended and restated July 22, 2014*

10.2	Separation Agreement between Raymond E. Winborne, First Data Corporation and First Data Holdings, Inc.*

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.