Form 10-Q
period 2014-09-30
FIRST DATA CORP
filed 2014-11-12
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $0.01 par value per share	1,000 shares

FORWARD LOOKING STATEMENTS

Certain matters the Company discusses in this Quarterly Report on Form 10-Q and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, EBITDA, earnings, margins, growth rates and other financial results for future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) our high degree of leverage; (b) our ability to implement and improve processing systems to provide new products, improve functionality and increase efficiencies, including our merchant suite, Clover, Perka and Gyft solutions; (c) our ability to anticipate and respond to technological changes, particularly with respect to e-commerce and mobile commerce, (d) our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (e) our ability to prevent a material breach of security of any of our systems; (f) catastrophic events that impact our or our major customers’ operating facilities, communication systems and technology; (g) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (h) the impact of new laws, regulations, credit card association rules or other industry standards, including new U.S. financial regulatory reform legislation and regulations; (i) our ability to successfully convert accounts under service contracts with major clients; (j) consolidation among client financial institutions or other client groups that impacts our client relationships; (k) credit and fraud risks in our business units and the merchant alliances, particularly in the context of e-commerce markets; (l) changes in the interest rate environment that increases interest on our borrowings; (m) new lawsuits, investigations or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, and other risks that are set forth in Part II, “Item 1A. Risk Factors” of this Form 10-Q and those that are set forth in the “Risk Factors” and “Management Discussion and Analysis of Results of Operations and Financial Condition” sections of the Annual Report on Form 10-K for the period ended December 31, 2013. We do not intend to revise or update any forward-looking statement because of new information or future developments that may arise.

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$1,019.9	$996.4	$3,015.3	$2,963.2
Check services	65.5	70.8	198.1	214.5
Card services (a)	458.4	423.7	1,345.5	1,250.2
Other services	135.5	129.3	378.0	364.6
Product sales and other (a)	223.7	215.5	638.7	622.8
Reimbursable debit network fees, postage and other	888.1	876.4	2,692.9	2,596.5
Total revenues	2,791.1	2,712.1	8,268.5	8,011.8
Expenses:
Cost of services (exclusive of items shown below)	692.2	708.6	2,024.8	2,119.2
Cost of products sold	82.6	80.9	245.2	246.9
Selling, general and administrative	503.7	463.6	1,479.7	1,420.1
Reimbursable debit network fees, postage and other	888.1	876.4	2,692.9	2,596.5
Depreciation and amortization	268.7	271.3	796.2	818.2
Other operating expenses:	=
Restructuring, net	3.2	7.8	10.5	46.0
Total expenses	2,438.5	2,408.6	7,249.3	7,246.9
Operating profit	352.6	303.5	1,019.2	764.9
Interest income	2.5	2.7	9.1	8.0
Interest expense	(417.6)	(469.0)	(1,347.8)	(1,410.2)
Loss on debt extinguishment	(260.1)	—	(260.1)	—
Other income (expense)	56.4	(36.2)	139.8	(20.9)
	(618.8)	(502.5)	(1,459.0)	(1,423.1)
Loss before income taxes and equity earnings in affiliates	(266.2)	(199.0)	(439.8)	(658.2)
Income tax (benefit) expense	(23.1)	28.6	53.5	101.7
Equity earnings in affiliates	54.8	47.3	163.2	136.0
Net loss	(188.3)	(180.3)	(330.1)	(623.9)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	46.3	39.2	139.5	122.1
Net loss attributable to First Data Corporation	$(234.6)	$(219.5)	$(469.6)	$(746.0)

(a)
Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $45.2 million and $135.2 million for the three and nine months ended September 30, 2014, respectively, and $40.3 million and $122.0 million for the comparable periods in 2013.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Net loss	$(188.3)	$(180.3)	$(330.1)	$(623.9)
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	1.5	0.1	1.5	1.0
Foreign currency translation adjustment	(152.1)	79.5	(167.8)	(68.3)
Pension liability adjustments	0.1	1.2	0.8	3.5
Total other comprehensive income (loss), net of tax	(150.5)	80.8	(165.5)	(63.8)
Comprehensive loss	(338.8)	(99.5)	(495.6)	(687.7)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	39.8	41.6	132.7	122.5
Comprehensive loss attributable to First Data Corporation	$(378.6)	$(141.1)	$(628.3)	$(810.2)

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions, except common stock share amounts)	As of September 30, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$386.4	$425.3
Accounts receivable, net of allowance for doubtful accounts of $46.1 and $32.4	1,666.4	1,763.9
Settlement assets	7,085.0	7,541.8
Other current assets	316.2	345.1
Total current assets	9,454.0	10,076.1
Property and equipment, net of accumulated depreciation of $1,243.9 and $1,149.9	898.5	849.4
Goodwill	17,141.0	17,247.8
Customer relationships, net of accumulated amortization of $4,761.9 and $4,418.3	2,748.0	3,162.3
Other intangibles, net of accumulated amortization of $1,919.6 and $1,743.5	1,750.5	1,719.6
Investment in affiliates	1,114.0	1,334.3
Long-term settlement assets	7.2	15.2
Other long-term assets	873.9	835.1
Total assets	$33,987.1	$35,239.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$258.6	$287.8
Short-term and current portion of long-term borrowings	119.8	146.3
Settlement obligations	7,089.1	7,553.4
Other current liabilities	1,361.5	1,630.5
Total current liabilities	8,829.0	9,618.0
Long-term borrowings	20,722.8	22,556.8
Long-term deferred tax liabilities	536.7	553.0
Other long-term liabilities	753.5	750.1
Total liabilities	30,842.0	33,477.9
Commitments and contingencies (See Note 8)
Redeemable noncontrolling interest	69.7	69.1
First Data Corporation shareholder’s deficit:
Common stock, $0.01 par value; 1,000 shares authorized and issued (2014 and 2013)	—	—
Additional paid-in capital	9,902.2	7,384.0
Paid-in capital	9,902.2	7,384.0
Accumulated loss	(9,194.4)	(8,284.9)
Accumulated other comprehensive loss	(747.4)	(588.7)
Total First Data Corporation shareholder’s deficit	(39.6)	(1,489.6)
Noncontrolling interests	3,115.0	3,182.4
Total equity	3,075.4	1,692.8
Total liabilities and equity	$33,987.1	$35,239.8
 See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(330.1)	$(623.9)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	877.8	908.1
Charges related to other operating expenses and other income	130.8	66.9
Other non-cash and non-operating items, net	(8.1)	(5.1)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	52.8	193.5
Other assets, current and long-term	57.6	3.8
Accounts payable and other liabilities, current and long-term	(180.1)	(243.8)
Income tax accounts	(23.5)	32.5
Net cash provided by operating activities	577.2	332.0
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	270.1	14.5
Additions to property and equipment	(213.8)	(132.3)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(196.1)	(128.0)
Acquisitions, net of cash acquired	(30.3)	—
Proceeds from sale of property and equipment	2.7	4.2
Other investing activities	1.8	7.2
Payments related to other businesses previously acquired	—	0.2
Net cash used in investing activities	(165.6)	(234.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(35.8)	(3.1)
Proceeds from issuance of long-term debt	350.0	—
Debt modification payments and related financing costs, net	(342.8)	(55.5)
Principal payments on long-term debt	(2,233.7)	(72.4)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(201.6)	(156.5)
Purchase of noncontrolling interest	(1.0)	(23.7)
Capital transactions with parent, net	2,035.2	(29.0)
Net cash used in financing activities	(429.7)	(340.2)
Effect of exchange rate changes on cash and cash equivalents	(20.8)	(7.3)
Change in cash and cash equivalents	(38.9)	(249.7)
Cash and cash equivalents at beginning of period	425.3	608.3
Cash and cash equivalents at end of period	$386.4	$358.6

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Shareholder
Nine months ended September 30, 2014 (in millions)	Common Shares	Accumulated Loss	Accumulated Other Comprehensive Loss	Paid-In Capital	Noncontrolling Interests	Total
Balance, December 31, 2013	—	$(8,284.9)	$(588.7)	$7,384.0	$3,182.4	$1,692.8
Dividends and distributions paid to noncontrolling interests	—	—	—	—	(175.4)	(175.4)
Net (loss) income (a)	—	(469.6)	—	—	114.8	(354.8)
Other comprehensive (loss) income	—	—	(158.7)	—	(6.8)	(165.5)
Adjustment to noncontrolling interest and redemption value of redeemable noncontrolling interest	—	—	—	(3.1)	—	(3.1)
Stock compensation expense and other	—	—	—	39.4	—	39.4
Capital Contribution from First Data Holdings	—	—	—	2,481.9	—	2,481.9
Cash dividends paid by First Data Corporation to Parent	—	(439.9)	—	—	—	(439.9)
Balance, September 30, 2014	—	$(9,194.4)	$(747.4)	$9,902.2	$3,115.0	$3,075.4

Nine months ended September 30, 2013 (in millions)
Balance, December 31, 2012	—	$(7,387.8)	$(552.2)	$7,341.5	$3,224.9	$2,626.4
Dividends and distributions paid to noncontrolling interests	—	—	—	—	(130.5)	(130.5)
Net (loss) income (a)	—	(746.0)	—	—	97.5	(648.5)
Other comprehensive loss	—	—	(64.2)	—	0.4	(63.8)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	(2.0)	—	(2.0)
Stock compensation expense and other	—	—	—	30.8	—	30.8
Cash dividends paid by First Data Corporation to Parent	—	(21.5)	—	—	—	(21.5)
Purchase of noncontrolling interest	—	—	—	5.8	3.2	9.0
Balance, September 30, 2013	—	$(8,155.3)	$(616.4)	$7,376.1	$3,195.5	$1,799.9

(a)
The total net loss presented in the Consolidated Statements of Equity for the nine months ended September 30, 2014 and 2013 is $24.7 million and $24.6 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2014 and the consolidated results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and the consolidated cash flows and changes in equity for the nine months ended September 30, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Amortization of initial payments for new contracts	$12.0	$10.4	$34.4	$30.7
Amortization related to equity method investments	$15.5	$19.7	$47.2	$59.2

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Interchange fees and assessments	$5,217.7	$4,925.0	$15,091.1	$14,319.7
Debit network fees	$729.1	$727.9	$2,221.5	$2,157.0

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled to in an exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance is effective for public companies for annual periods beginning after December 15, 2016 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.
Note 2: Supplemental Financial Information

Supplemental Statement of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Investment gains	$11.2	$—	$100.2	$2.3
Derivative financial instruments gains and (losses)	6.0	(25.5)	1.9	(11.3)
Divestiture gains	—	2.3	1.6	2.3
Non-operating foreign currency gains and (losses)	39.2	(13.0)	36.1	(14.2)
Other income (expense)	$56.4	$(36.2)	$139.8	$(20.9)

Supplemental Cash Flow Information

During the nine months ended September 30, 2014, the Company refinanced and repriced a number of debt agreements as well as completed an offer to exchange several of its senior notes for publicly traded notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. See Note 5 "Borrowings" for more information.

During the nine months ended September 30, 2014 and 2013, the Company entered into capital leases, net of trade-ins, totaling approximately $101 million and $109 million, respectively.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3: Acquisitions and Dispositions

Acquisition

In August 2014, the Company acquired Gyft, Inc. (“Gyft”), a leading digital platform that enables consumers to buy, send, manage and redeem gift cards using mobile devices. The final purchase consideration will vary based on contingent consideration which will be determined based on sales for the next three years. The acquisition will be reported as part of the Merchant Solutions segment.  Refer to Note 13 "Fair Value Measurement" for additional information regarding the liability for contingent consideration.

Disposition

On May 29, 2014, the Company completed the sale of its 30% minority interest in a transportation payments business, Electronic Funds Source LLC (“EFS”), which was reported as part of the Merchant Solutions segment. During the second quarter of 2014, the Company recognized a gain on sale of $88.9 million recorded in “Other income (expense)” in the Consolidated Statements of Operations, comprised of $255.1 million in cash reduced by its investment and associated deal costs of $166.2 million, and recorded an income tax provision of $8.8 million. During the third quarter of 2014, the Company received $9.3 million in additional proceeds and recorded an incremental gain in "Other income (expense)" in the Consolidated Statements of Operations as a result of the final settlement of the sale. The Company also recorded an additional tax provision of $0.6 million related to the sale.

Note 4: Restructuring

Restructuring Charges and Reversal of Restructuring Accruals

The Company recorded restructuring charges during the three and nine months ended September 30, 2014 and 2013, in connection with management’s alignment of the business with strategic objectives and cost savings initiatives as well as refinements of estimates. During the nine months ended September 30, 2013, the Company also recorded restructuring charges in connection with the departure of executive officers.

A summary of net pretax benefits (charges), incurred by segment, was as follows for the periods presented:

	Pretax Benefit (Charge)
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Three months ended September 30, 2014
Restructuring charges	$(1.2)	$(0.1)	$—	$(2.9)	$(4.2)
Restructuring accrual reversals	—	—	0.3	0.7	1.0
Total pretax charge, net of reversals	$(1.2)	$(0.1)	$0.3	$(2.2)	$(3.2)
Nine months ended September 30, 2014
Restructuring charges	$(2.9)	$(0.5)	$—	$(10.4)	$(13.8)
Restructuring accrual reversals	0.6	0.2	1.2	1.3	3.3
Total pretax charge, net of reversals	$(2.3)	$(0.3)	$1.2	$(9.1)	$(10.5)
Three months ended September 30, 2013
Restructuring charges	$(1.8)	$(3.6)	$(0.6)	$(4.1)	$(10.1)
Restructuring accrual reversals	1.2	0.2	0.6	0.3	2.3
Total pretax charge, net of reversals	$(0.6)	$(3.4)	$—	$(3.8)	$(7.8)
Nine months ended September 30, 2013
Restructuring charges	$(16.9)	$(8.5)	$(1.4)	$(22.4)	$(49.2)
Restructuring accrual reversals	1.9	0.2	0.6	0.5	3.2
Total pretax charge, net of reversals	$(15.0)	$(8.3)	$(0.8)	$(21.9)	$(46.0)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s utilization of restructuring accruals during the period presented:

(in millions)	Employee Severance
Remaining accrual as of January 1, 2014	$21.1
Expense provision	13.8
Cash payments and other	(16.6)
Changes in estimates	(3.3)
Remaining accrual as of September 30, 2014	$15.0

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5: Borrowings

The following table presents the Company’s outstanding borrowings as of the dates indicated:

(in millions)	As of September 30, 2014	As of December 31, 2013
Short-term borrowings:
Senior secured revolving credit facility	$—	$—
Foreign lines of credit and other arrangements	31.3	68.7
Total short-term borrowings	31.3	68.7
Current portion of long-term borrowings (a):
4.85% Unsecured notes due 2014, net of unamortized discount of $0.0 and $0.1	3.8	3.7
4.95% Unsecured notes due 2015, net of unamortized discount of $0.3	9.5	—
Capital lease obligations	75.2	73.9
Total current portion of long-term borrowings	88.5	77.6
Long-term borrowings (a):
Senior secured term loan facility due March 2017, net of unamortized discount of $11.3 and $23.3	1,451.3	2,657.8
Senior secured term loan facility due March 2018, net of unamortized discount of $48.4 and $22.1	4,944.7	4,655.6
Senior secured term loan facility due September 2018, net of unamortized discount of $29.1 and $27.5	978.9	980.5
Senior secured term loan facility due March 2021, net of unamortized discount of $10.9	1,187.6	—
7.375% Senior secured first lien notes due 2019, net of unamortized discount of $19.7 and $22.9	1,575.3	1,572.1
8.875% Senior secured first lien notes due 2020, net of unamortized discount of $10.5 and $11.8	499.5	498.2
6.75% Senior secured first lien notes due 2020, net of unamortized discount of $14.9 and $25.7	1,382.6	2,124.3
8.25% Senior secured second lien notes due 2021, net of unamortized discount of $11.2 and $12.5	1,988.5	1,987.2
8.75%/10.00% Payment In-Kind toggle senior secured second lien notes due 2022, net of unamortized discount of $5.9 and $6.5	994.1	993.5
12.625% Senior unsecured notes due 2021, net of unamortized discount of $16.8 and $18.8	2,983.2	2,981.2
10.625% Senior unsecured notes due 2021, net of unamortized discount of $16.1 and $27.4	513.7	787.6
11.25% Senior unsecured notes due 2021, net of unamortized discount of $15.7 and $27.0	494.5	758.0
11.25% Senior unsecured subordinated notes due 2016	—	750.0
11.75% Senior unsecured subordinated notes due 2021, net of unamortized discount of $11.3 and $38.0	1,597.4	1,712.0
4.95% Unsecured notes due 2015, net of unamortized discount of $0.6	—	9.2
Capital lease obligations	131.5	89.6
Total long-term borrowings	20,722.8	22,556.8
Total borrowings	$20,842.6	$22,703.1

(a)    Unamortized discount amounts are as of September 30, 2014 and December 31, 2013, respectively.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-Term Borrowings

As of September 30, 2014 and December 31, 2013, FDC had approximately $175 million and $265 million available, respectively, under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. These arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty and the euro. Certain of these arrangements are uncommitted, but FDC had $31.3 million and $68.6 million of borrowings outstanding against them as of September 30, 2014 and December 31, 2013, respectively.

Senior Secured Credit Facilities

Senior Secured Revolving Credit Facility As of September 30, 2014, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide approximately $1.0 billion of credit. Up to $500 million of the senior secured revolving credit facility is available for letters of credit, of which $43.4 million and $46.3 million were issued and outstanding as of September 30, 2014 and December 31, 2013, respectively. FDC had no borrowings outstanding against this facility as of September 30, 2014 or December 31, 2013, other than the letters of credit discussed above. As of September 30, 2014, $973 million remained available under this facility after considering the outstanding letters of credit.

2014 Modifications and Amendments to the Senior Secured Term Loan Facility On January 30, 2014, FDC amended its senior secured term loan facility.  Under the amendment, FDC extended the maturity of approximately $941 million of its existing U.S. dollar denominated term loans and approximately €154 million of its existing euro denominated term loans, in each case, from March 24, 2017 to March 24, 2021 (the “2021 Extended Term Loans”). The interest rate applicable to the 2021 Extended Term Loans is a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus 400 basis points or (b) solely with respect to term loans denominated in U.S. dollars, a base rate plus 300 basis points.

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the modifications and amendments to the senior secured term loan facility discussed above, the Company incurred lender fees and other expenses of approximately $11 million.

11.75% Senior Unsecured Subordinated Notes Due 2021

On January 6, 2014, the Company issued $725 million aggregate principal amount of additional 11.75% senior subordinated notes due August 15, 2021. The notes were issued at 103.5% of par for a premium of $25.4 million. The additional notes were treated as a single series with the existing 11.75% notes and will have the same terms as those of the existing 11.75% notes. The additional notes and the existing 11.75% notes will vote as one class under the indenture.  FDC used the proceeds from the issue and sale of the additional notes, together with cash on hand, to redeem all of its outstanding 11.25% senior subordinated notes due 2016 and to pay related fees and expenses.

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

On July 11, 2014, the Company used proceeds from the private placement to redeem $866 million aggregate principal of its 11.75% senior unsecured subordinated notes due 2021, plus accrued and unpaid interest. In addition, on July 21, 2014, the Company redeemed $753 million aggregate principal of its 6.75% senior secured first lien notes due 2020, $285 million aggregate principal of its 10.625% senior unsecured notes due 2021, and $275 million aggregate principal of its 11.25% senior unsecured notes due 2021, plus accrued and unpaid interest. In connection with these transactions, the Company incurred debt extinguishment costs of $260.1 million.
Note 6: Segment Information

For a detailed discussion of the Company’s principles and detailed discussions regarding its operating segments refer to Note 15 “Segment Information” in the Company’s Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

During the first quarter of 2014, the Company renamed its Retail and Alliance Services segment to Merchant Solutions to better reflect its transformation from a processor to a solutions and technology provider.

On October 1, 2014, the Company announced the expansion of its Management Committee. The Company is evaluating the changes to its reporting that may be made as a result of the expansion, to best assist the chief operating decision maker (the Company's Chief Executive Officer) in monitoring and managing the businesses. Should the reporting change, the Company will retroactively revise its segment disclosures.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s operating segment results for the periods presented:

	Three months ended September 30, 2014
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$811.1	$359.5	$350.6	$19.9	$1,541.1
Product sales and other	108.5	12.6	91.8	12.8	225.7
Equity earnings in affiliates (a)	—	—	7.1	—	7.1
Total segment reporting revenues	$919.6	$372.1	$449.5	$32.7	$1,773.9
Internal revenue	$3.3	$9.1	$1.5	$—	$13.9
External revenue	$916.3	$363.0	$448.0	$32.7	$1,760.0
Depreciation and amortization	$99.9	$84.7	$67.7	$9.0	$261.3
Segment EBITDA	$413.3	$184.7	$127.0	$(68.9)	$656.1
Other operating expenses and other income (expense) excluding divestitures	$46.9	$1.8	$9.0	$(4.4)	$53.3

	Three months ended September 30, 2013
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$819.8	$331.1	$331.4	$18.8	$1,501.1
Product sales and other	96.9	15.3	92.8	13.2	218.2
Equity earnings in affiliates (a)	—	—	7.4	—	7.4
Total segment reporting revenues	$916.7	$346.4	$431.6	$32.0	$1,726.7
Internal revenue	$5.8	$9.1	$2.6	$—	$17.5
External revenue	$910.9	$337.3	$429.0	$32.0	$1,709.2
Depreciation and amortization	$114.1	$82.5	$65.0	$9.4	$271.0
Segment EBITDA	$410.3	$162.7	$126.0	$(71.9)	$627.1
Other operating expenses and other income (expense) excluding divestitures	$(16.8)	$(3.5)	$(7.3)	$(18.7)	$(46.3)

(a)
Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for the International segment.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2014
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,416.8	$1,042.5	$1,029.6	$57.5	$4,546.4
Product sales and other	304.4	35.7	266.5	39.2	645.8
Equity earnings in affiliates (a)	—	—	22.5	—	22.5
Total segment reporting revenues	$2,721.2	$1,078.2	$1,318.6	$96.7	$5,214.7
Internal revenue	$14.9	$26.9	$5.2	$—	$47.0
External revenue	$2,706.3	$1,051.3	$1,313.4	$96.7	$5,167.7
Depreciation and amortization	$308.8	$240.7	$193.7	$36.9	$780.1
Segment EBITDA (b)	$1,238.6	$540.8	$378.4	$(206.9)	$1,950.9
Other operating expenses and other income (expense) excluding divestitures	$109.9	$1.6	$(3.7)	$19.9	$127.7

	Nine months ended September 30, 2013
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,414.6	$979.5	$973.0	$57.0	$4,424.1
Product sales and other	291.7	34.7	269.5	33.5	629.4
Equity earnings in affiliates (a)	—	—	22.6	—	22.6
Total segment reporting revenues	$2,706.3	$1,014.2	$1,265.1	$90.5	$5,076.1
Internal revenue	$16.7	$25.5	$7.5	$—	$49.7
External revenue	$2,689.6	$988.7	$1,257.6	$90.5	$5,026.4
Depreciation and amortization	$338.2	$245.7	$198.5	$34.7	$817.1
Segment EBITDA	$1,193.8	$446.5	$341.6	$(201.7)	$1,780.2
Other operating expenses and other income (expense) excluding divestitures	$10.8	$(8.4)	$18.1	$(89.7)	$(69.2)

(a)
Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for the International segment.

(b)
For the nine months ended September 30, 2014, International EBITDA has been adjusted to exclude the impact of $12 million reserve for uncollectible receivables in Latin America. This change was made to conform with a similar change made to management's internal presentation during the current quarter.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances was as follows for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Segment Revenues:
Total reported segments	$1,741.2	$1,694.7	$5,118.0	$4,985.6
All Other and Corporate	32.7	32.0	96.7	90.5
Adjustment to reconcile to Adjusted revenue:
Official check and money order revenues (a)	(0.4)	(0.8)	(2.5)	(3.2)
Eliminations of intersegment revenues	(13.9)	(17.5)	(47.0)	(49.7)
Adjusted revenue	1,759.6	1,708.4	5,165.2	5,023.2
Adjustments to reconcile to Consolidated revenues:
Adjustments for non-wholly-owned entities (b)	14.6	3.0	30.9	26.3
Official check and money order revenues (a)	0.4	0.8	2.5	3.2
ISO commission expense	128.4	123.5	377.0	362.6
Reimbursable debit network fees, postage and other	888.1	876.4	2,692.9	2,596.5
Consolidated revenues	$2,791.1	$2,712.1	$8,268.5	$8,011.8
Segment EBITDA:
Total reported segments (d)	$725.0	$699.0	$2,157.8	$1,981.9
All Other and Corporate	(68.9)	(71.9)	(206.9)	(201.7)
Adjusted EBITDA	656.1	627.1	1,950.9	1,780.2
Adjustments to reconcile to Net loss attributable to First Data Corporation:
Adjustments for non-wholly-owned entities (b)	8.1	0.5	16.9	3.2
Depreciation and amortization	(268.7)	(271.3)	(796.2)	(818.2)
Interest expense	(417.6)	(469.0)	(1,347.8)	(1,410.2)
Interest income	2.5	2.7	9.1	8.0
Loss on debt extinguishment	(260.1)	—	(260.1)	—
Other items (c) (d)	44.3	(49.8)	95.2	(86.4)
Income tax expense	23.1	(28.6)	(53.5)	(101.7)
Stock based compensation	(11.7)	(5.5)	(45.4)	(36.1)
Official check and money order EBITDA (a)	—	0.4	1.1	1.9
Costs of alliance conversions	(4.1)	(17.8)	(16.9)	(59.1)
KKR related items	(6.4)	(8.3)	(20.2)	(24.4)
Debt issuance costs	(0.1)	0.1	(2.7)	(3.2)
Net loss attributable to First Data Corporation	$(234.6)	$(219.5)	$(469.6)	$(746.0)

(a)	Represents an adjustment to exclude the official check and money order businesses from revenue and EBITDA due to the Company’s wind down of these businesses.

(b)
Represents the net adjustment to reflect First Data’s proportionate share of alliance revenue and EBITDA within the Merchant Solutions segment, equity earnings in affiliates included in International segment revenue and amortization related to equity method investments not included in segment EBITDA.

(c)
Includes restructuring, litigation and regulatory settlements, divestitures and impairments as applicable to the periods presented and “Other income (expense)” as presented in the Consolidated Statements of Operations.

(d)
For the nine months ended September 30, 2014, International EBITDA and Other items have been adjusted to exclude the impact of $12 million reserve for uncollectible receivables in Latin America. This change was made to conform to management's internal presentation.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment assets were as follows as of the dates presented:

(in millions)	As of September 30, 2014	As of December 31, 2013
Assets:
Merchant Solutions	$22,981.5	$23,905.3
Financial Services	3,982.8	4,176.2
International	5,091.5	5,222.9
All Other and Corporate	1,931.3	1,935.4
Consolidated	$33,987.1	$35,239.8

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows was as follows for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Depreciation and amortization:
Total reported segments	$252.3	$261.6	$743.2	$782.4
All Other and Corporate	9.0	9.4	36.9	34.7
Total Segment depreciation and amortization	$261.3	$271.0	$780.1	$817.1
Adjustments for non-wholly-owned entities	$22.9	$20.0	$63.3	$60.3
Amortization of initial payments for new contracts	12.0	10.4	34.4	30.7
Total consolidated depreciation and amortization per Consolidated Statements of Cash Flows	$296.2	$301.4	$877.8	$908.1
Less: Amortization of equity method investment	$(15.5)	$(19.7)	$(47.2)	$(59.2)
Less: Amortization of initial payments for new contracts	(12.0)	(10.4)	(34.4)	(30.7)
Total consolidated depreciation and amortization per Consolidated Statements of Operations	$268.7	$271.3	$796.2	$818.2

Note 7: Redeemable Noncontrolling Interest

The following table presents a summary of the redeemable noncontrolling interest activity during the periods presented:

(in millions)	2014	2013
Balance as of January 1,	$69.1	$67.4
Distributions	(26.2)	(26.0)
Share of income	24.7	24.6
Adjustment to redemption value of redeemable noncontrolling interest	2.1	2.0
Other	—	(0.1)
Balance as of September 30,	$69.7	$67.9

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Legal

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) merchant matters often associated with alleged processing errors, disclosure issues, underwriting issues, or claims relating to federal or state requirements regarding credit reporting or collection in connection with its check verification guarantee, and collection activities; and (3) other matters which may include issues such as employment. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $30 million for patent infringement, $0 to $60 million for merchant matters and $0 to $5 million for other matters, resulting in a total estimated range of possible losses of $0 to $95 million for all of the matters described above.

The estimated range of reasonably possible losses is based on currently available information and involves elements of judgment and significant uncertainties. As additional information becomes available and the resolution of the uncertainties becomes more apparent, it is possible that actual losses may exceed even the high end of the estimated range.

Other

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
Note 9: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Service costs	$1.1	$0.6	$3.2	$1.9
Interest costs	10.4	9.3	31.1	28.0
Expected return on plan assets	(12.7)	(10.9)	(38.0)	(32.8)
Amortization	0.4	0.9	1.2	2.7
Net periodic benefit income	$(0.8)	$(0.1)	$(2.5)	$(0.2)

The Company estimates pension plan contributions for 2014 to be approximately $15 million. During the nine months ended September 30, 2014, approximately $13 million was contributed to the United Kingdom plan and no contributions were made to the U.S. plan.
Note 10: Stock Compensation Plans

The Company’s parent, Holdings, has a stock incentive plan for certain management employees of FDC and its affiliates. Stock compensation expense associated with this plan is recorded by FDC. Stock compensation expense for certain awards is only recognized upon liquidity or an employment termination event which triggers vesting. For the remaining awards that vest based solely on service conditions, expense is recognized over the requisite service period.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total stock-based compensation expense recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations was as follows for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Total stock-based compensation expense (pretax)	$12.5	$5.5	$46.2	$37.1

During the nine months ended September 30, 2014, $35 million of stock-based compensation expense was recognized as a result of the departure of certain executive officers. During the nine months ended September 30, 2013, $20 million of stock-based compensation was recognized as a result of granting an executive officer shares of common stock of Holdings and fully vested restricted stock units.

Stock Options

As of September 30, 2014, there was $149 million of total unrecognized compensation expense related to non-vested stock options. $2 million will be recognized over a period of approximately one year while $147 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

Restricted Stock Awards and Restricted Stock Units

In the first quarter of 2014, Holdings expanded participation in the plan by granting 31 million restricted stock awards to substantially all of the Company’s employees.  The restrictions on a majority of these awards will lapse upon the later of three years or following an initial public offering or upon certain employment termination events.  For the remainder of these awards, the restrictions will lapse following a lock-up period after an initial public offering or upon certain employment termination events.

As of September 30, 2014, there was $174 million of total unrecognized compensation expense related to restricted stock. $3 million will be recognized over a period of approximately two years while $171 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

For additional information on the Company’s Stock Compensation Plans refer to Note 13 “Stock Compensation Plans” in the Company’s Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Note 11: Investment Securities

The majority of the Company’s investment securities is a component of settlement assets and represent the investment of funds received by the Company from prior sales of payment instruments (official checks and financial institution money orders) by authorized agents. Realized gains and losses and other-than-temporary impairments (“OTTI”) on investments classified as settlement assets are recorded in the “Product sales and other” line item of the Consolidated Statements of Operations. The Company carried other investments which are included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets and are discussed further below. Realized gains and losses on these investments are recorded in the “Other income” line item of the Consolidated Statements of Operations described in Note 2 “Supplemental Financial Information” of these Consolidated Financial Statements.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The principal components of the Company’s investment securities were as follows as of the dates indicated:

(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss) excluding OTTI	OTTI Recognized in OCI (a)	Fair Value
As of September 30, 2014
Commercial paper	$4.5	$—	$—	$—	$4.5
Corporate bonds	15.6	1.8	—	—	17.4
State and municipal obligations	33.6	—	—	—	33.6
Preferred stock	0.1	3.1	—	—	3.2
Total available-for-sale securities	53.8	4.9	—	—	58.7
Cost method investments	8.1	—	—	—	8.1
Totals	$61.9	$4.9	$—	$—	$66.8
As of December 31, 2013
Student loan auction rate securities	$8.5	$0.7	$—	$—	$9.2
State and municipal obligations	74.8	—	—	—	74.8
Preferred stock	0.1	2.9	—	—	3.0
Total available-for-sale securities	83.4	3.6	—	—	87.0
Cost method investments	8.9	—	—	—	8.9
Totals	$92.3	$3.6	$—	$—	$95.9

(a)	For debt securities, represents the fair value adjustment excluding that attributable to credit losses.

The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of other comprehensive income (“OCI”) into the Consolidated Statements of Operations. Unrealized gains and losses on investments carried at fair value are included as a separate component of OCI, net of any related tax effects.

The following table presents additional information regarding available-for-sale securities for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Proceeds from sales and maturities	$6.6	$91.4	$105.8	$257.0
Purchases	$16.2	$29.5	$62.0	$142.3
Gross realized gains included in earnings as a result of sales and maturities	$—	$0.3	$1.3	$1.3
Net unrealized gains included in OCI, net of tax	$1.6	$0.3	$3.1	$2.2
Net gains reclassified out of OCI into earnings, net of tax	$0.1	$0.2	$1.6	$1.2

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents maturity information for the Company’s investments in debt securities as of September 30, 2014:

(in millions)	Fair Value
Due within one year	$50.9
Due after one year through five years	4.4
Due after 10 years	0.2
Total debt securities	$55.5

The Company also maintained investments in non-marketable securities, held for strategic purposes (collectively referred to as “cost method investments”) which are carried at cost and included in “Other long-term assets” in the Company’s Consolidated Balance Sheets. These investments are evaluated for impairment upon an indicator of impairment such as an event or change in circumstances that may have a significant adverse effect on the fair value of the investment. As of September 30, 2014, there were no indicators of impairment. Where there are no indicators of impairment present, the Company estimates the fair value for the cost method investments only if it is practicable to do so. As of September 30, 2014, it was deemed impracticable to estimate the fair value on $2.8 million of cost method assets due to the lack of sufficient data upon which to develop a valuation model and the costs of obtaining an independent valuation in relation to the size of the investments.
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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Summary of Derivative Instruments

The Company’s derivative instruments portfolio was comprised of the following:

Notional value (in millions)	As of September 30, 2014		As of December 31, 2013
Interest rate contracts	USD	5,750.0	USD	5,750.0
Foreign exchange contracts	EUR	221.5	EUR	221.5
Foreign exchange contracts	AUD	260.0	AUD	215.0
Foreign exchange contracts	GBP	250.0	GBP	100.0
Foreign exchange contracts	CAD	110.0	CAD	75.0

Derivatives Not Qualifying for Hedge Accounting

During the nine months ended September 30, 2014 and 2013, the Company held certain derivative instruments that functioned as economic hedges but no longer qualified or were not designated to qualify for hedge accounting. Such instruments included cross-currency swaps held in order to mitigate foreign currency exposure on intercompany loans and a portion of the Company’s net investment in its European operations, interest rate swaps held in order to mitigate the exposure to interest rate fluctuations on interest payments related to variable rate debt and a fixed to floating interest rate swap held to maintain a desired ratio of fixed and variable rate debt.

The Company holds interest rate swaps with a combined notional value of $5.8 billion. $5.0 billion of the interest rate swaps are intended to mitigate exposure to fluctuations in interest rates and will expire in September 2016. The Company also holds a $750 million fixed to floating interest rate swap in order to preserve the ratio of fixed to floating debt which expires on June 15, 2019, but is subject to a mandatory put that will result in cash settlement on June 15, 2015. The Company did not designate these swaps as hedges for accounting purposes.

During the nine months ended September 30, 2014 and 2013, the Company held cross-currency swaps not qualifying for hedge accounting with a total notional value of 21.5 million euro (approximately $27.4 million as of September 30, 2014).

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 2016, 100.0 million British pounds expiring in August 2016 and 75.0 million Canadian dollars expiring in August 2016 that were designated as hedges of net investments in foreign operations.

During the nine months ended September 30, 2014, the Company entered into cross-currency swaps with aggregate notional values of 160.0 million Australian dollars expiring in April 2017, 150.0 million British pounds expiring in April 2017 and 35.0 million Canadian dollars expiring in April 2017 that were designated as hedges of net investments in foreign operations. Also during the nine months ended September 30, 2014, a 115.0 million Australian dollar cross-currency swap designated for hedge accounting matured.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets, derivative gains and losses in the Consolidated Statements of Operations and accumulated derivative gains and losses in OCI, refer to the tables presented below.

Fair Value of Derivative Instruments

Fair Value of Derivative Instruments on the Consolidated Balance Sheets

	As of September 30, 2014
(in millions)	Assets (a)(c)	Liabilities (b)(c)
Derivatives designated as hedging instruments
Foreign exchange contracts	$55.3	$(5.4)
Derivatives not designated as hedging instruments
Interest rate contracts	48.8	(105.1)
Foreign exchange contracts	—	(0.5)
Total derivatives not designated as hedging instruments	48.8	(105.6)
Total derivatives	$104.1	$(111.0)

	As of December 31, 2013
(in millions)	Assets (a)(c)	Liabilities (b)(c)
Derivatives designated as hedging instruments
Foreign exchange contracts	$16.9	$(30.3)
Derivatives not designated as hedging instruments
Interest rate contracts	47.2	(119.8)
Foreign exchange contracts	—	(2.9)
Total derivatives not designated as hedging instruments	47.2	(122.7)
Total derivatives	$64.1	$(153.0)

(a)	Derivative assets are included in the “Other current assets” and “Other long-term assets” lines of the Consolidated Balance Sheets.

(b)	Derivative liabilities are included in the “Other current liabilities” and “Other long-term liabilities” lines of the Consolidated Balance Sheets.

(c)
The Company presents all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements.  Of the balances included in the table above, $104.1 million of assets and $101.8 million of liabilities, as of September 30, 2014 and $64.1 million of assets and $124.7 million of liabilities, as of December 31, 2013 were subject to master netting agreements with the counterparties.  The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Instruments in the Consolidated Statements of Operations

	Three months ended September 30,
	2014		2013
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivative in net investment hedging relationships:
Amount of gain or (loss) recognized in OCI (effective portion)	$—	$62.3	$—	$(20.3)
Derivatives not designated as hedging instruments:
Amount of gain or (loss) recognized in income (a)	$3.6	$2.4	$(24.3)	$(1.2)

	Nine months ended September 30,
	2014		2013
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivative in net investment hedging relationships:
Amount of gain recognized in OCI (effective portion)	$—	$37.1	$—	$11.7
Derivatives not designated as hedging instruments:
Amount of (loss) or gain recognized in income (a)	$(0.6)	$2.5	$(10.1)	$(1.2)

(a)	Gain (loss) is recognized in the “Other income (expense)” line of the Consolidated Statements of Operations, as applicable.

Accumulated Derivatives Gains and Losses

The following table summarizes activity in other comprehensive income for the nine months ended September 30, 2014 related to derivative instruments classified as net investment hedges held by the Company for the periods presented:

(in millions, after tax)	Nine months ended September 30, 2014
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(12.3)
Increase in fair value of derivative that qualifies for hedge accounting (a)	22.1
Accumulated gain included in other comprehensive income (loss) at end of the period	$9.8

(a)	Gains and losses are included in “Foreign currency translation adjustment” on the Consolidated Statements of Comprehensive Income (Loss).

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13: Fair Value Measurement

Fair Value of Financial Instruments

Carrying amounts for certain of the Company’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining financial instruments as of the date indicated:

	As of September 30, 2014
(in millions)	Carrying Value	Fair Value (a)
Financial instruments:
Settlement assets:
Short-term investment securities	$35.4	$35.4
Long-term investment securities	$7.2	$7.2
Other current assets:
Short-term investment securities	$15.5	$15.5
Derivative financial instruments	$6.8	$6.8
Other long-term assets:
Long-term investment securities	$0.6	$0.6
Cost method investments	$8.1	$8.1
Derivative financial instruments	$97.3	$97.3
Other current liabilities:
Derivative financial instruments	$1.4	$1.4
Long-term borrowings:
Long-term borrowings	$20,722.8	$22,071.1
Other long-term liabilities:
Derivative financial instruments	$109.6	$109.6

(a)	Represents cost for cost method investments. Refer to Note 11 “Investment Securities” of these Consolidated Financial Statements for a more detailed discussion of cost method investments.

The estimated fair values of investment securities and derivative financial instruments are described below. Refer to Note 11 “Investment Securities” and Note 12 “Derivative Financial Instruments” of these Consolidated Financial Statements for additional information regarding the Company’s investment securities and derivative financial instruments, respectively.

The estimated fair market value of FDC’s long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.  For additional information regarding the Company’s borrowings, refer to Note 5 “Borrowings” of these Consolidated Financial Statements as well as to Note 8 “Borrowings” in the Company’s Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Concentration of Credit Risk

The Company’s largest single issuer or financial institution represents approximately 35% of the total carrying value of the investment portfolio and the Company limits its derivative financial instruments credit risk by maintaining contracts with highly rated (in the “A” category or higher) counterparties. The Company periodically reviews the credit standings of these institutions.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial instruments carried and measured at fair value on a recurring basis are classified in the table below according to the fair value hierarchy as of the dates indicated:

	As of September 30, 2014
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement assets:
Commercial paper	$—	$4.5	$—	$4.5
Corporate bonds	—	1.9	—	1.9
State and municipal obligations	—	33.0	—	33.0
Preferred stock	3.2	—	—	3.2
Total settlement assets	3.2	39.4	—	42.6
Other current assets:
Corporate bonds	15.5	—	—	15.5
Interest rate swap contracts	—	6.8	—	6.8
Other long-term assets:
Available-for-sale securities	—	0.6	—	0.6
Foreign currency derivative contracts	—	55.3	—	55.3
Interest rate swap contracts	—	42.0	—	42.0
Total assets at fair value	$18.7	$144.1	$—	$162.8
Liabilities:
Other current liabilities:
Foreign currency derivative contracts	$—	$0.5	$—	$0.5
Interest rate swap contracts	—	0.9	—	0.9
Other long-term liabilities:
Foreign currency derivative contracts	—	5.4	—	5.4
Interest rate swap contracts	—	104.2	—	104.2
Contingent consideration	—	—	29.0	29.0
Total liabilities at fair value	$—	$111.0	$29.0	$140.0

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

Settlement assets - student loan auction rate securities

Due to the use of unobservable inputs, these instruments are classified as Level 3 within the fair value hierarchy at December 31, 2013. During the second quarter of 2014, the Company sold all of its SLARS investments. For additional information regarding SLARS, refer to Note 5 “Investment Securities” and Note 7 "Fair Value Measurement" in the Company’s Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other current assets - corporate bonds

Other current assets - corporate bonds primarily includes $15.5 million of a Deutsche bank administered program authorized by the Argentine Government called Certificados de deposito Argentinos. These investments were classified as Level 1 of the fair value hierarchy at September 30, 2014.

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

Contingent liabilities

Over the past three years, the Company completed three acquisitions in which contingent consideration was recorded. The transactions called for cash consideration as well as contingent payments for achievement of certain milestones. As part of the purchase prices, the Company recorded $29.0 million in liabilities for the contingent consideration. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date. The primary assumption is the estimated number of merchant locations that will be using the software through 2016. There has been no change in the fair value of contingent consideration during the nine months ended September 30, 2014, other than the acquisition of Gyft.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the nine months ended September 30, 2014 and 2013, the Company did not perform any material non-recurring fair value measurements.
Note 14: Income Taxes

The Company’s effective tax rates on Loss before income taxes including Equity Earnings in affiliates were a benefit of 10.9% and an expense of 19.3% for the three and nine months ended September 30, 2014 and expenses of 18.9% and 19.5% for the same periods in 2013. The effective tax rates for the three and nine months ended September 30, 2014 and 2013 were different than the statutory rate primarily due to valuation allowances being recorded in certain tax jurisdictions against deferred tax benefits on pretax losses, while tax expense is recognized on pretax earnings in other jurisdictions. This negative adjustment was partially offset by net income attributable to noncontrolling interests from pass through entities for which there was no tax expense provided. In addition, the effective tax rates for the three and nine months ended September 30, 2014 were positively impacted by a valuation allowance release in certain foreign jurisdictions due to improved financial performance. As a result of the Company’s pretax losses in each of the periods, favorable and unfavorable tax impacts have the opposite effect on the effective tax rate for these periods.

The balance of the Company’s liability for unrecognized tax benefits was approximately $263 million as of September 30, 2014. The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $181 million within the next twelve months as the result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

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

As of September 30, 2014, the Company has an unconsolidated significant subsidiary that is not required to be consolidated, but represents more than 20% of the Company’s pretax loss. This affiliate became significant during the second quarter and its summarized financial information is presented below for the periods indicated:

(in millions)	Three months ended September 30, 2014	Nine months ended September 30, 2014
Net operating revenues	$207.1	$603.8
Operating expenses	86.4	254.8
Operating income	$120.7	$349.0
Net income	$121.1	$350.1
FDC equity earnings	$38.7	$111.0

Note 16: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 5 “Borrowings” of these Consolidated Financial Statements, and in Note 8 “Borrowings” in the Company's Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, FDC’s 12.625% senior notes, 11.25% senior notes, 10.625% senior notes and 11.75% senior subordinated notes are guaranteed by most of the existing and future, direct and indirect, wholly-owned, domestic subsidiaries of FDC (“Guarantors”). The Guarantors guarantee the senior secured revolving credit facility, senior secured term loan facility, the 8.875% senior secured notes, the 7.375% senior secured notes and the 6.75% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The Guarantors guarantee the 8.25% senior second lien notes and 8.75%/10.00% PIK toggle senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The 12.625% senior note, 10.625% senior note and 11.25% senior note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 11.75% senior subordinated note guarantee is unsecured and ranks equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the third quarter of 2014, the senior secured loan facilities were amended, and three subsidiaries were removed as guarantors. Although these changes were not material and did not have an impact to the Company’s consolidated financial statements, the Company adjusted prior periods to align with the new guarantor structure. These adjustments are limited to the guarantor footnote and do not affect any other reported amounts or disclosures in the Company’s consolidated financial statements. Refer to Note 5 "Borrowings" for additional information on the private placement. A summary of the adjustments is as follows:

	As of December 31, 2013
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted
ASSETS:
Investment in consolidated subsidiaries	$24,393.3	$24,393.3	$5,314.0	$5,714.1	$—	$—	$(29,707.3)	$(30,107.4)
Total assets	$34,718.9	$34,718.9	$36,076.7	$35,524.7	$18,712.7	$21,159.6	$(54,268.5)	$(56,163.4)
LIABILITIES AND EQUITY:
Total liabilities	$36,208.5	$36,208.5	$14,979.9	$15,483.3	$6,850.7	$7,842.1	$(24,561.2)	$(26,056.0)
First Data Corporation shareholder's equity	$(1,489.6)	$(1,489.6)	$21,096.8	$20,041.4	$5,417.2	$6,872.7	$(26,514.0)	$(26,914.1)
Total equity	$(1,489.6)	$(1,489.6)	$21,096.8	$20,041.4	$11,792.9	$13,248.4	$(29,707.3)	$(30,107.4)
Total liabilities and equity	$34,718.9	$34,718.9	$36,076.7	$35,524.7	$18,712.7	$21,159.6	$(54,268.5)	$(56,163.4)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the three months ended September 30, 2013
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted
Revenues	$—	$—	$1,840.2	$1,688.1	$942.7	$1,094.8	$(70.8)	$(70.8)
(Loss) income before income taxes and equity earnings in affiliates	$(310.4)	$(310.4)	$168.2	$162.7	$130.8	$155.7	$(187.6)	$(207.0)
Income tax (benefit) expense	$(90.9)	$(90.9)	$68.6	$58.6	$50.9	$60.9	$—	$—
Net (loss) income attributable to First Data Corporation	$(219.5)	$(219.5)	$146.9	$146.9	$65.7	$85.1	$(212.6)	$(232.0)
Comprehensive (loss) income attributable to First Data Corporation	$(141.1)	$(141.1)	$136.3	$109.3	$164.0	$210.4	$(300.3)	$(319.7)

	For the nine months ended September 30, 2013
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted
Revenues	$—	$—	$5,410.8	$4,964.9	$2,812.6	$3,258.5	$(211.6)	$(211.6)
(Loss) income before income taxes and equity earnings in affiliates	$(936.1)	$(936.1)	$383.7	$386.7	$368.8	$409.4	$(474.6)	$(518.2)
Income tax (benefit) expense	$(190.1)	$(190.1)	$185.0	$175.3	$106.8	$116.5	$—	$—
Net (loss) income attributable to First Data Corporation	$(746.0)	$(746.0)	$334.1	$334.1	$223.3	$266.9	$(557.4)	$(601.0)
Comprehensive (loss) income attributable to First Data Corporation	$(810.2)	$(810.2)	$285.2	$314.9	$160.5	$174.4	$(445.7)	$(489.3)

	For the nine months ended September 30, 2013
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted
Net cash (used in) provided by operating activities	$(1,353.8)	$(1,462.1)	$963.7	$1,022.1	$722.1	$772.0	$—	$—
Net cash provided by (used in) investing activities	$146.3	$146.3	$(6.4)	$7.0	$(96.1)	$(109.5)	$(278.0)	$(278.0)
Net cash provided by (used in) financing activities	$986.3	$1,094.6	$(963.9)	$(1,027.7)	$(640.6)	$(685.1)	$278.0	$278.0

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the results of operations, comprehensive income, financial position and cash flows of FDC (“FDC Parent Company”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the period presented to arrive at the information for FDC on a consolidated basis.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$967.0	$771.5	$(59.2)	$1,679.3
Product sales and other	—	134.0	104.5	(14.8)	223.7
Reimbursable debit network fees, postage and other	—	614.3	273.8	—	888.1
Total revenues	—	1,715.3	1,149.8	(74.0)	2,791.1
Expenses:
Cost of services (exclusive of items shown below)	—	357.9	393.5	(59.2)	692.2
Cost of products sold	—	53.3	44.1	(14.8)	82.6
Selling, general and administrative	39.0	287.5	177.2	—	503.7
Reimbursable debit network fees, postage and other	—	614.3	273.8	—	888.1
Depreciation and amortization	2.8	152.8	113.1	—	268.7
Other operating expenses:
Restructuring, net	2.3	0.6	0.3	—	3.2
Total expenses	44.1	1,466.4	1,002.0	(74.0)	2,438.5
Operating (loss) profit	(44.1)	248.9	147.8	—	352.6
Interest income	—	—	2.5	—	2.5
Interest expense	(413.3)	(2.8)	(1.5)	—	(417.6)
Loss on debt extinguishment	(260.1)	—	—	—	(260.1)
Interest income (expense) from intercompany notes	79.2	(74.1)	(5.1)	—	—
Other income (expense)	58.0	11.2	(12.8)	—	56.4
Equity earnings from consolidated subsidiaries	171.5	59.9	—	(231.4)	—
	(364.7)	(5.8)	(16.9)	(231.4)	(618.8)
(Loss) income before income taxes and equity earnings in affiliates	(408.8)	243.1	130.9	(231.4)	(266.2)
Income tax (benefit) expense	(174.2)	102.6	48.5	—	(23.1)
Equity earnings in affiliates	—	50.6	4.2	—	54.8
Net (loss) income	(234.6)	191.1	86.6	(231.4)	(188.3)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	17.1	29.2	46.3
Net (loss) income attributable to First Data Corporation	$(234.6)	$191.1	$69.5	$(260.6)	$(234.6)
Comprehensive (loss) income	$(378.6)	$170.8	$(124.2)	$(6.8)	$(338.8)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	10.6	29.2	39.8
Comprehensive (loss) income attributable to First Data Corporation	$(378.6)	$170.8	$(134.8)	$(36.0)	$(378.6)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,825.0	$2,290.8	$(178.9)	$4,936.9
Product sales and other	—	380.0	303.6	(44.9)	638.7
Reimbursable debit network fees, postage and other	—	1,893.3	799.6	—	2,692.9
Total revenues	—	5,098.3	3,394.0	(223.8)	8,268.5
Expenses:
Cost of services (exclusive of items shown below)	—	1,046.8	1,156.9	(178.9)	2,024.8
Cost of products sold	—	159.5	130.6	(44.9)	245.2
Selling, general and administrative	115.4	841.9	522.4	—	1,479.7
Reimbursable debit network fees, postage and other	—	1,893.3	799.6	—	2,692.9
Depreciation and amortization	7.6	458.1	330.5	—	796.2
Other operating expenses:
Restructuring, net	7.1	3.7	(0.3)	—	10.5
Total expenses	130.1	4,403.3	2,939.7	(223.8)	7,249.3
Operating (loss) profit	(130.1)	695.0	454.3	—	1,019.2
Interest income	—	—	9.1	—	9.1
Interest expense	(1,336.8)	(6.9)	(4.1)	—	(1,347.8)
Loss on debt extinguishment	(260.1)	—	—	—	(260.1)
Interest income (expense) from intercompany notes	237.6	(213.1)	(24.5)	—	—
Other income (expense)	56.6	99.5	(16.3)	—	139.8
Equity earnings from consolidated subsidiaries	572.8	190.4	—	(763.2)	—
	(729.9)	69.9	(35.8)	(763.2)	(1,459.0)
(Loss) income before income taxes and equity earnings in affiliates	(860.0)	764.9	418.5	(763.2)	(439.8)
Income tax (benefit) expense	(390.4)	341.9	102.0	—	53.5
Equity earnings in affiliates	—	149.7	13.5	—	163.2
Net (loss) income	(469.6)	572.7	330.0	(763.2)	(330.1)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	48.3	91.2	139.5
Net (loss) income attributable to First Data Corporation	$(469.6)	$572.7	$281.7	$(854.4)	$(469.6)
Comprehensive (loss) income	$(628.3)	$475.9	$222.2	$(565.4)	$(495.6)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	41.5	91.2	132.7
Comprehensive (loss) income attributable to First Data Corporation	$(628.3)	$475.9	$180.7	$(656.6)	$(628.3)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30, 2013 (As Adjusted)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$931.0	$744.5	$(55.3)	$1,620.2
Product sales and other	—	126.3	104.7	(15.5)	215.5
Reimbursable debit network fees, postage and other	—	630.8	245.6	—	876.4
Total revenues	—	1,688.1	1,094.8	(70.8)	2,712.1
Expenses:
Cost of services (exclusive of items shown below)	—	382.0	381.9	(55.3)	708.6
Cost of products sold	—	53.8	42.6	(15.5)	80.9
Selling, general and administrative	27.0	278.8	157.8	—	463.6
Reimbursable debit network fees, postage and other	—	630.8	245.6	—	876.4
Depreciation and amortization	1.8	155.2	114.3	—	271.3
Other operating expenses:	0	0	0	0	0
Restructuring, net	3.2	4.9	(0.3)	—	7.8
Total expenses	32.0	1,505.5	941.9	(70.8)	2,408.6
Operating (loss) profit	(32.0)	182.6	152.9	—	303.5
Interest income	—	0.1	2.6	—	2.7
Interest expense	(464.5)	(3.0)	(1.5)	—	(469.0)
Interest income (expense) from intercompany notes	79.2	(69.1)	(10.1)	—	—
Other (expense) income	(50.3)	2.3	11.8	—	(36.2)
Equity earnings from consolidated subsidiaries	157.2	49.8	—	(207.0)	—
	(278.4)	(19.9)	2.8	(207.0)	(502.5)
(Loss) income before income taxes and equity earnings in affiliates	(310.4)	162.7	155.7	(207.0)	(199.0)
Income tax (benefit) expense	(90.9)	58.6	60.9	—	28.6
Equity earnings in affiliates	—	42.8	4.5	—	47.3
Net (loss) income	(219.5)	146.9	99.3	(207.0)	(180.3)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	14.2	25.0	39.2
Net (loss) income attributable to First Data Corporation	$(219.5)	$146.9	$85.1	$(232.0)	$(219.5)
Comprehensive (loss) income	$(141.1)	$109.3	$227.0	$(294.7)	$(99.5)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	16.6	25.0	41.6
Comprehensive (loss) income attributable to First Data Corporation	$(141.1)	$109.3	$210.4	$(319.7)	$(141.1)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2013 (As Adjusted)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,738.0	$2,220.9	$(166.4)	$4,792.5
Product sales and other	—	361.1	306.9	(45.2)	622.8
Reimbursable debit network fees, postage and other	—	1,865.8	730.7	—	2,596.5
Total revenues	—	4,964.9	3,258.5	(211.6)	8,011.8
Expenses:
Cost of services (exclusive of items shown below)	—	1,146.0	1,139.6	(166.4)	2,119.2
Cost of products sold	—	163.1	129.0	(45.2)	246.9
Selling, general and administrative	93.7	852.9	473.5	—	1,420.1
Reimbursable debit network fees, postage and other	—	1,865.8	730.7	—	2,596.5
Depreciation and amortization	5.5	467.0	345.7	—	818.2
Other operating expenses:					0
Restructuring, net	17.1	23.7	5.2		46.0
Total expenses	116.3	4,518.5	2,823.7	(211.6)	7,246.9
Operating (loss) profit	(116.3)	446.4	434.8	—	764.9
Interest income	0.1	0.1	7.8	—	8.0
Interest expense	(1,397.2)	(7.5)	(5.5)	—	(1,410.2)
Interest income (expense) from intercompany notes	236.3	(204.3)	(32.0)	—	—
Other (expense) income	(30.1)	4.9	4.3	—	(20.9)
Equity earnings from consolidated subsidiaries	371.1	147.1	—	(518.2)	—
	(819.8)	(59.7)	(25.4)	(518.2)	(1,423.1)
(Loss) income before income taxes and equity earnings in affiliates	(936.1)	386.7	409.4	(518.2)	(658.2)
Income tax (benefit) expense	(190.1)	175.3	116.5	—	101.7
Equity earnings in affiliates	—	122.7	13.3	—	136.0
Net (loss) income	(746.0)	334.1	306.2	(518.2)	(623.9)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	39.3	82.8	122.1
Net (loss) income attributable to First Data Corporation	$(746.0)	$334.1	$266.9	$(601.0)	$(746.0)
Comprehensive (loss) income	$(810.2)	$314.9	$214.1	$(406.5)	$(687.7)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	39.7	82.8	122.5
Comprehensive (loss) income attributable to First Data Corporation	$(810.2)	$314.9	$174.4	$(489.3)	$(810.2)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$31.5	$28.6	$326.3	$—	$386.4
Accounts receivable, net of allowance for doubtful accounts	10.5	738.1	917.8	—	1,666.4
Settlement assets (a)	—	3,316.1	3,768.9	—	7,085.0
Intercompany notes receivable	3,568.7	256.4	17.0	(3,842.1)	—
Other current assets	62.1	136.3	117.8	—	316.2
Total current assets	3,672.8	4,475.5	5,147.8	(3,842.1)	9,454.0
Property and equipment, net of accumulated depreciation	29.5	592.3	276.7	—	898.5
Goodwill	—	9,083.6	8,057.4	—	17,141.0
Customer relationships, net of accumulated amortization	—	1,538.3	1,209.7	—	2,748.0
Other intangibles, net of accumulated amortization	604.1	614.0	532.4	—	1,750.5
Investment in affiliates	—	958.5	155.5	—	1,114.0
Long-term settlement assets (a)	—	—	7.2	—	7.2
Long-term intercompany receivables	6,871.1	14,438.6	5,047.2	(26,356.9)	—
Long-term intercompany notes receivable	86.0	46.3	—	(132.3)	—
Long-term deferred tax assets	647.5	—	—	(647.5)	—
Other long-term assets	358.9	316.3	299.1	(100.4)	873.9
Investment in consolidated subsidiaries	25,328.0	5,591.6	—	(30,919.6)	—
Total assets	$37,597.9	$37,655.0	$20,733.0	$(61,998.8)	$33,987.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2.9	$157.8	$97.9	$—	$258.6
Short-term and current portion of long-term borrowings	13.8	64.7	41.3	—	119.8
Settlement obligations (a)	—	3,316.1	3,773.0	—	7,089.1
Intercompany notes payable	273.4	3,566.5	2.2	(3,842.1)	—
Other current liabilities	410.1	552.7	398.7	—	1,361.5
Total current liabilities	700.2	7,657.8	4,313.1	(3,842.1)	8,829.0
Long-term borrowings	20,592.9	127.3	2.6	—	20,722.8
Long-term deferred tax liabilities	—	1,002.4	181.8	(647.5)	536.7
Long-term intercompany payables	15,773.6	7,219.9	3,363.4	(26,356.9)	—
Long-term intercompany notes payable	45.5	—	86.8	(132.3)	—
Other long-term liabilities	525.3	216.5	112.1	(100.4)	753.5
Total liabilities	37,637.5	16,223.9	8,059.8	(31,079.2)	30,842.0
Redeemable equity interest	—	—	69.7	(69.7)	—
Redeemable noncontrolling interest	—	—	—	69.7	69.7
First Data Corporation shareholder’s (deficit) equity	(39.6)	21,431.1	6,372.7	(27,803.8)	(39.6)
Noncontrolling interests	—	—	99.3	3,015.7	3,115.0
Equity of consolidated alliance	—	—	6,131.5	(6,131.5)	—
Total equity	(39.6)	21,431.1	12,603.5	(30,919.6)	3,075.4
Total liabilities and equity	$37,597.9	$37,655.0	$20,733.0	$(61,998.8)	$33,987.1

(a)
The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of December 31, 2013 (As Adjusted)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36.5	$33.0	$355.8	$—	$425.3
Accounts receivable, net of allowance for doubtful accounts	5.8	776.3	981.8	—	1,763.9
Settlement assets (a)	—	3,785.7	3,756.1	—	7,541.8
Intercompany notes receivable	21.3	—	16.8	(38.1)	—
Other current assets	64.0	179.8	101.3	—	345.1
Total current assets	127.6	4,774.8	5,211.8	(38.1)	10,076.1
Property and equipment, net of accumulated depreciation	27.9	540.2	281.3	—	849.4
Goodwill	—	9,090.3	8,157.5	—	17,247.8
Customer relationships, net of accumulated amortization	—	1,731.8	1,430.5	—	3,162.3
Other intangibles, net of accumulated amortization	604.8	516.5	598.3	—	1,719.6
Investment in affiliates	—	1,143.0	191.3	—	1,334.3
Long-term settlement assets (a)	—	—	15.2	—	15.2
Long-term intercompany receivables	4,817.6	11,379.2	5,036.1	(21,232.9)	—
Long-term intercompany notes receivable	3,536.5	288.7	0.4	(3,825.6)	—
Long-term deferred tax assets	850.1	—	—	(850.1)	—
Other long-term assets	361.1	346.1	237.2	(109.3)	835.1
Investment in consolidated subsidiaries	24,393.3	5,714.1	—	(30,107.4)	—
Total assets	$34,718.9	$35,524.7	$21,159.6	$(56,163.4)	$35,239.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9.6	$172.3	$105.9	$—	$287.8
Short-term and current portion of long-term borrowings	4.2	66.3	75.8	—	146.3
Settlement obligations (a)	—	3,785.7	3,767.7	—	7,553.4
Intercompany notes payable	16.8	—	21.3	(38.1)	—
Other current liabilities	686.3	531.2	413.0	—	1,630.5
Total current liabilities	716.9	4,555.5	4,383.7	(38.1)	9,618.0
Long-term borrowings	22,469.1	77.3	10.4	—	22,556.8
Long-term deferred tax liabilities	—	1,239.8	163.3	(850.1)	553.0
Long-term intercompany payables	12,172.1	5,932.9	3,127.9	(21,232.9)	—
Long-term intercompany notes payable	290.1	3,450.0	85.5	(3,825.6)	—
Other long-term liabilities	560.3	227.8	71.3	(109.3)	750.1
Total liabilities	36,208.5	15,483.3	7,842.1	(26,056.0)	33,477.9
Redeemable equity interest	—	—	69.1	(69.1)	—
Redeemable noncontrolling interest	—	—	—	69.1	69.1
First Data Corporation shareholder’s (deficit) equity	(1,489.6)	20,041.4	6,872.7	(26,914.1)	(1,489.6)
Noncontrolling interests	—	—	89.5	3,092.9	3,182.4
Equity of consolidated alliance	—	—	6,286.2	(6,286.2)	—
Total equity	(1,489.6)	20,041.4	13,248.4	(30,107.4)	1,692.8
Total liabilities and equity	$34,718.9	$35,524.7	$21,159.6	$(56,163.4)	$35,239.8

(a)
The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine months ended September 30, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(469.6)	$572.7	$330.0	$(763.2)	$(330.1)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	7.6	515.8	354.4	—	877.8
(Gains) charges related to other operating expenses and other income (expense)	210.6	(95.8)	16.0	—	130.8
Other non-cash and non-operating items, net	(492.9)	(259.9)	(18.5)	763.2	(8.1)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(760.6)	553.9	113.5	—	(93.2)
Net cash (used in) provided by operating activities	(1,504.9)	1,286.7	795.4	—	577.2
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	—	270.1	—	—	270.1
Additions to property and equipment	(3.9)	(86.4)	(123.5)	—	(213.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(140.5)	(55.6)	—	(196.1)
Acquisitions, net of cash acquired	—	(30.3)	—	—	(30.3)
Proceeds from sale of property and equipment	—	2.1	0.6	—	2.7
Other investing activities	—	—	1.8	—	1.8
Distributions and dividends from subsidiaries	74.7	176.7	—	(251.4)	—
Net cash provided by (used in) investing activities	70.8	191.7	(176.7)	(251.4)	(165.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(35.8)	—	(35.8)
Proceeds from issuance of long-term debt	350.0	—	—	—	350.0
Debt modification payments and related financing costs, net	(342.8)	—	—	—	(342.8)
Principal payments on long-term debt	(2,179.1)	(50.1)	(4.5)	—	(2,233.7)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(33.2)	(168.4)	(201.6)
Distributions paid to equity holders	—	—	(344.8)	344.8	—
Purchase of noncontrolling interest	—	—	(1.0)	—	(1.0)
Capital transactions, net	2,035.2	—	(75.0)	75.0	2,035.2
Intercompany	1,565.8	(1,434.3)	(131.5)	—	—
Net cash provided by (used in) financing activities	1,429.1	(1,484.4)	(625.8)	251.4	(429.7)
Effect of exchange rate changes on cash and cash equivalents	—	1.6	(22.4)	—	(20.8)
Change in cash and cash equivalents	(5.0)	(4.4)	(29.5)	—	(38.9)
Cash and cash equivalents at beginning of period	$36.5	$33.0	$355.8	$—	$425.3
Cash and cash equivalents at end of period	$31.5	$28.6	$326.3	$—	$386.4

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2013 (As Adjusted)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(746.0)	$334.1	$306.2	$(518.2)	$(623.9)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	5.5	535.5	367.1	—	908.1
Charges related to other operating expenses and other income (expense)	47.2	18.8	0.9	—	66.9
Other non-cash and non-operating items, net	(303.8)	(206.0)	(13.5)	518.2	(5.1)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(465.0)	339.7	111.3	—	(14.0)
Net cash (used in) provided by operating activities	(1,462.1)	1,022.1	772.0	—	332.0
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	—	6.8	7.7	—	14.5
Additions to property and equipment	(0.1)	(50.7)	(81.5)	—	(132.3)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.4)	(90.9)	(36.7)	—	(128.0)
Proceeds from sale of property and equipment	—	4.1	0.1	—	4.2
Other investing activities	0.3	6.0	0.9	—	7.2
Payments related to other businesses previously acquired	—	0.2	—	—	0.2
Distributions and dividends from subsidiaries	146.5	131.5	—	(278.0)	—
Net cash provided by (used in) investing activities	146.3	7.0	(109.5)	(278.0)	(234.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	95.0	—	(98.1)	—	(3.1)
Debt modification payments and related financing costs, net	(55.5)	—	—	—	(55.5)
Principal payments on long-term debt	(15.4)	(49.9)	(7.1)	—	(72.4)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(30.6)	(125.9)	(156.5)
Distributions paid to equity holders	—	—	(257.4)	257.4	—
Purchase of noncontrolling interest	—	—	(23.7)	—	(23.7)
Capital transactions, net	(29.0)	—	(146.5)	146.5	(29.0)
Intercompany	1,099.5	(977.8)	(121.7)	—	—
Net cash provided by (used in) financing activities	1,094.6	(1,027.7)	(685.1)	278.0	(340.2)
Effect of exchange rate changes on cash and cash equivalents	—	0.9	(8.2)	—	(7.3)
Change in cash and cash equivalents	(221.2)	2.3	(30.8)	—	(249.7)
Cash and cash equivalents at beginning of period	228.0	22.6	357.7	—	608.3
Cash and cash equivalents at end of period	$6.8	$24.9	$326.9	$—	$358.6

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
Consolidated Results

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	%	2014	2013	%
Revenues:
Transaction and processing service fees	$1,679.3	$1,620.2	4%	$4,936.9	$4,792.5	3%
Product sales and other	223.7	215.5	4%	638.7	622.8	3%
Reimbursable debit network fees, postage and other	888.1	876.4	1%	2,692.9	2,596.5	4%
Total revenues	2,791.1	2,712.1	3%	8,268.5	8,011.8	3%
Expenses:
Cost of services (exclusive of items shown below)	692.2	708.6	(2)%	2,024.8	2,119.2	(4)%
Cost of products sold	82.6	80.9	2%	245.2	246.9	(1)%
Selling, general and administrative	503.7	463.6	9%	1,479.7	1,420.1	4%
Reimbursable debit network fees, postage and other	888.1	876.4	1%	2,692.9	2,596.5	4%
Depreciation and amortization	268.7	271.3	(1)%	796.2	818.2	(3)%
Other operating expenses, net (a)	3.2	7.8	*	10.5	46.0	*
Total expenses	2,438.5	2,408.6	1%	7,249.3	7,246.9	—%
Operating profit	352.6	303.5	16%	1,019.2	764.9	33%
Interest income	2.5	2.7	(7)%	9.1	8.0	14%
Interest expense	(417.6)	(469.0)	(11)%	(1,347.8)	(1,410.2)	(4)%
Loss on debt extinguishment	(260.1)	—	*	(260.1)	—	*
Other income (expense) (b)	56.4	(36.2)	*	139.8	(20.9)	*
	(618.8)	(502.5)	23%	(1,459.0)	(1,423.1)	3%
Loss before income taxes and equity earnings in affiliates	(266.2)	(199.0)	34%	(439.8)	(658.2)	(33)%
Income tax (benefit) expense	(23.1)	28.6	*	53.5	101.7	(47)%
Equity earnings in affiliates	54.8	47.3	16%	163.2	136.0	20%
Net Loss	(188.3)	(180.3)	4%	(330.1)	(623.9)	(47)%
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	46.3	39.2	18%	139.5	122.1	14%
Net loss attributable to First Data Corporation	$(234.6)	$(219.5)	7%	$(469.6)	$(746.0)	(37)%

*	Calculation not meaningful

(a)	Other operating expenses, net includes restructuring, net, litigation and regulatory settlements, impairments and other as applicable to the periods presented.

(b)
Other income (expense) includes investment gains and losses, derivative financial instruments gains and losses, divestitures, net, and non-operating foreign currency exchange gains and losses as applicable to the periods presented.

The following provides highlights of revenue and expense growth while a more detailed discussion is included in the “Segment Results” section below.
Operating revenues overview

Transaction and processing service fees increased during the three and nine months ended September 30, 2014 compared to the same periods in 2013 due primarily to increased card services and merchant related services revenue resulting from net new business and organic growth, both domestically and internationally. Revenue increased due to growth in transactions and volume, offset by lower rates, changes in mix and attrition. During May 2014, the Company disposed of a noncore transportation payments joint venture, Electronic Funds Source, LLC ("EFS") resulting in approximately $13 million negative impact on revenue in the third quarter of 2014. As expected, the Company continues to experience decreases in check processing revenue primarily as a result of lower overall check volumes due to a shift toward electronic payments. Foreign currency exchange movements did not have a significant impact on the transaction and processing service fees revenue growth rates for the three and nine months ended September 30, 2014 compared to the same periods in 2013.

Product sales and other increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to higher equipment leases and sales, as well as a benefit from the sale of an ISO portfolio. The nine months ended September 30, 2014 also benefited from portfolio growth in the leasing business, interest income and fees on terminal leases, and higher professional services revenues. The foreign currency exchange rate movements negatively impacted the product sales and other growth rate for the three and nine months ended September 30, 2014 compared to the same periods in 2013 by approximately 2 and 3 percentage points, respectively.

Reimbursable debit network fees, postage and other revenue and expense increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to transaction and volume growth related to debit network fees related to both new and existing customers partially offset by changes in regulated financial institution mix.

Operating expenses overview

Cost of service decreased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to the Company’s focus on operational and processing efficiencies including lower headcount and changes in compensation programs as well as lower expenses from the sale of EFS in the second quarter of 2014. For the nine months ended September 30, 2014, Cost of services benefited by a combined $21 million in the first quarter of 2014 from a tax recovery in Australia and a gain on the revaluation of settlement funds associated with the devaluation of the Argentina Peso. This was partially offset in the second quarter by a combined $20 million from the impact of a reserve for uncollectible accounts in Latin America, a legal reserve and a receivable write-off for a failed merchant. The year-over-year comparisons were also impacted by an $11 million provision for an uncollectible receivable in the third quarter of 2013. The reserve in the second quarter of 2014 for uncollectible receivables in Latin America, relates to a $41 million receivable in Latin America from debit card holders, merchants and financial institutions, which principally arose over the second half of 2013 and first half of 2014 from settlement activity.  The Company believes that it will be able to collect $29 million of this amount and has initiated collection efforts.

Selling, general and administrative increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 principally due to higher use of consulting services and higher stock compensation expense related to the departure of a senior officer in the third quarter of 2014 offset by a change in compensation programs. Additionally, expenses increased for the three months ended September 30, 2014 compared to the same period in 2013 due to costs associated with the departure of a senior officer and costs incurred in strengthening our executive bench during the third quarter of 2014.

Depreciation and amortization decreased during the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to a decrease in the amortization of certain intangible assets that are being amortized on an accelerated basis, resulting in higher amortization in 2013, and certain other assets that have become fully amortized, partially offset by amortization of new assets.

Other operating expenses, net The Company recorded restructuring charges during the three and nine months ended September 30, 2014 and 2013, primarily related to the alignment of the business with strategic objectives, cost savings initiatives as well as refinements of estimates. During the nine months ended September 30, 2013, the Company also recorded restructuring charges in connection with the departure of executive officers. The Company expects to record additional charges in 2014 associated with the alignment of the business with strategic objectives and cost savings initiatives. Refer to Note 4 “Restructuring” of these Consolidated Financial Statements for details regarding restructuring charges.

Interest expense decreased for the three and nine months ending September 30, 2014 compared to the same periods in 2013 due to lower outstanding debt balances as a result of debt extinguishments, lower interest rates as a result of debt exchanges and refinancing, and lower financing fees amortization. Refer to Note 5 “Borrowings" in these Consolidated Financial Statements for additional information.

Loss on Debt Extinguishment The Company incurred a $260.1 million loss on the extinguishment of $2.5 billion of outstanding debt during the third quarter of 2014. Refer to Note 5 “Borrowings" in these Consolidated Financial Statements for additional information.
Other income (expense)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Investment gains	$11.2	$—	$100.2	$2.3
Derivative financial instruments gains and (losses)	6.0	(25.5)	1.9	(11.3)
Divestitures, net gains	—	2.3	1.6	2.3
Non-operating foreign currency gains and (losses)	39.2	(13.0)	36.1	(14.2)
Other income (expense)	$56.4	$(36.2)	$139.8	$(20.9)

Investment gains for the three and nine months ended September 30, 2014 relate primarily to the sale of the Company’s 30% minority interest in Electronic Funds Source LLC which resulted in a pretax gain of $98.2 million. Refer to Note 3 “Acquisitions and Dispositions” in these Consolidated Financial Statements for additional information.

Derivative financial instruments gains and (losses) for the three and nine months ended September 30, 2014 and 2013 were due to the fair value adjustments for interest rate swaps and cross currency swaps that are not designated as accounting hedges. Refer to Note 12 “Derivative Financial Instruments" in these Consolidated Financial Statements for additional information.

Non-operating foreign currency gains and (losses) for the three and nine months ended September 30, 2014 and 2013 relate to currency translations on the Company’s euro-denominated debt and its intercompany loans.

Income taxes The Company’s effective tax rates on Loss before income taxes including Equity Earnings in affiliates were a benefit of 10.9% and an expense of 19.3% for the three and nine months ended September 30, 2014 and expenses of 18.9% and 19.5% for the same periods in 2013. The effective tax rates for the three and nine months ended September 30, 2014 and 2013 were different than the statutory rate primarily due to valuation allowances being recorded in certain tax jurisdictions against deferred tax benefits on pretax losses, while tax expense is recognized on pretax earnings in other jurisdictions. This negative adjustment was partially offset by net income attributable to noncontrolling interests from pass through entities for which there was no tax expense provided. In addition, the effective tax rates for the three and nine months ended September 30, 2014 were positively impacted by a valuation allowance release in certain foreign jurisdictions due to improved financial performance. As a result of the Company’s pretax losses in each of the periods, favorable and unfavorable tax impacts have the opposite effect on the effective tax rate for these periods.

The balance of the Company’s liability for unrecognized tax benefits was approximately $263 million as of September 30, 2014. The Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $181 million within the next twelve months as the result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

Equity earnings in affiliates increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 mostly due to higher volumes and pricing initiatives.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest mostly relates to the Company’s consolidated merchant alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interest increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to organic growth, new revenue and lower credit losses from our alliances. Refer to Note 7 “Redeemable Noncontrolling Interests" in these Consolidated Financial Statements for additional information.
Segment results

During the first quarter of 2014, the Company renamed its Retail and Alliance Services segment to Merchant Solutions to better reflect its transformation from a processor to a solutions and technology provider. For a detailed discussion of the Company’s principles regarding its segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

On October 1, 2014, the Company announced the expansion of its Management Committee. The Company is evaluating the changes to its reporting that may be made as a result of the expansion, to best assist the chief operating decision maker (our Chief Executive Officer) in monitoring and managing the businesses. Should the reporting change, the Company will retroactively revise its segment disclosures.
Merchant Solutions segment results

	Three months ended September 30,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$811.1	$819.8	(1)%
Product sales and other	108.5	96.9	12%
Segment revenue	$919.6	$916.7	—%
Segment EBITDA	$413.3	$410.3	1%
Segment margin	45%	45%	—
Key indicators:
Domestic merchant transactions (a)	10,384.4	10,325.4	1%

	Nine months ended September 30,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$2,416.8	$2,414.6	—%
Product sales and other	304.4	291.7	4%
Segment revenue	$2,721.2	$2,706.3	1%
Segment EBITDA	$1,238.6	$1,193.8	4%
Segment margin	46%	44%	2	pts
Key indicators:
Domestic merchant transactions (a)	30,729.3	29,868.3	3%

(a)
Domestic merchant transactions include acquired Visa and MasterCard credit and signature debit, American Express and Discover, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions reflect 100% of alliance transactions.

Transaction and processing service fees revenue

Components of transaction and processing service fees revenue

	Three months ended September 30,		Change
(in millions)	2014	2013	%
Acquiring revenue	$610.5	$604.6	1%
Check processing revenue	61.6	68.0	(9)%
Prepaid revenue	80.2	90.1	(11)%
Processing fees and other revenue from alliance partners	58.8	57.1	3%
Total transaction and processing service fees revenue	$811.1	$819.8	(1)%

	Nine months ended September 30,		Change
(in millions)	2014	2013	%
Acquiring revenue	$1,818.7	$1,798.3	1%
Check processing revenue	186.6	205.8	(9)%
Prepaid revenue	237.4	244.7	(3)%
Processing fees and other revenue from alliance partners	174.1	165.8	5%
Total transaction and processing service fees revenue	$2,416.8	$2,414.6	—%

Acquiring revenue grew slightly during the three and nine months ended September 30, 2014 compared to the same periods in 2013. Growth in merchant transactions and dollar volumes, new sales and pricing increases, primarily due to regional merchants, were mostly offset by decreases resulting from the impact of merchant mix on transaction and dollar volumes, the effects of shifts in pricing mix, and merchant attrition. The nine months ended September 30, 2014 also included a $9.5 million network incentive.

The slight increase in transaction growth during the three and nine months ended September 30, 2014 compared to the same periods in 2013 was driven by the Company’s national and ISO merchants, which contributed to lower revenue per transaction. The lower transactions growth also reflected Walmart's shift to a dual processor strategy in the first quarter of 2014.

Check processing revenue, consistent with prior periods, decreased in the three and nine months ended September 30, 2014 versus the comparable periods in 2013 due to lower overall check volumes from continued check writer and merchant attrition.

Prepaid revenue decreased in the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to the disposition of a noncore transportation payments joint venture, Electronic Funds Source LLC ("EFS") in the second quarter of 2014, partially offset by higher transaction volumes within the open loop payroll distribution program related to existing customers and new business. The disposition occurred in late May 2014 and had an approximate $13.0 million negative impact on revenue in the third quarter of 2014. Refer to Note 3 "Acquisitions and Dispositions" for additional information.

Product sales and other revenue increased during the three months ended September 30, 2014 versus the comparable period in 2013 due to higher equipment leases and sales, as well as a benefit from the sale of an ISO portfolio. The nine months ended September 30, 2014 also benefited from portfolio growth in the leasing business, as well as interest income and fees on terminal leases.

Merchant Solutions Segment EBITDA remained flat during the three months ended September 30, 2014 compared to the same period in 2013 as expenses were relatively unchanged. The benefit of lower expenses in the third quarter of 2014 related to the sale of EFS and a provision for an uncollectible receivable in the third quarter of 2013, were partially offset by product investment costs.

Merchant Solutions segment EBITDA increased during the nine months ended September 30, 2014 compared to the same period in 2013 from the impact of the revenue items noted above as well as from lower expense, primarily compensation and operations costs, as well as lower processing costs as a result of the sale of EFS. Compensation decreased as a result of lower headcount and changes in compensation programs. These decreases were partially offset by product investment costs. The decrease in operating expenses positively impacted the segment EBITDA growth rate for the nine months ended September 30, 2014 versus the comparable period in 2013 by approximately 2 percentage points. EFS contributed approximately $6.0 million in EBITDA during the third quarter of 2013.
Financial Services segment results

	Three months ended September 30,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$359.5	$331.1	9%
Product sales and other	12.6	15.3	(18)%
Segment revenue	$372.1	$346.4	7%
Segment EBITDA	$184.7	$162.7	14%
Segment margin	50%	47%	3	pts
Key indicators:
Domestic debit issuer transactions (a)	2,967.4	2,879.2	3%

	Nine months ended September 30,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$1,042.5	$979.5	6%
Product sales and other	35.7	34.7	3%
Segment revenue	$1,078.2	$1,014.2	6%
Segment EBITDA	$540.8	$446.5	21%
Segment margin	50%	44%	6	pts
Key indicators:
Domestic debit issuer transactions (a)	8,671.8	8,442.4	3%
Domestic active card accounts on file (average for period) (b)	161.8	142.8	13%

(a)
Domestic debit issuer transactions include signature and PIN-debit transactions, STAR and non-STAR branded. Domestic debit issuer transactions have been revised from prior periods to reflect an updated count of transactions.

(b)	Domestic active card accounts on file reflect the average number of bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the periods presented.

Transaction and processing service fees revenue

Components of transaction and processing service fees revenue

	Three months ended September 30,		Change
(in millions)	2014	2013	%
Credit card, retail card and debit processing	$242.0	$221.3	9%
Output services	68.6	62.0	11%
Other revenue	48.9	47.8	2%
Total transaction and processing service fees revenue	$359.5	$331.1	9%

	Nine months ended September 30,		Change
(in millions)	2014	2013	%
Credit card, retail card and debit processing	$702.9	$655.9	7%
Output services	195.7	181.3	8%
Other revenue	143.9	142.3	1%
Total transaction and processing service fees revenue	$1,042.5	$979.5	6%

Credit card and retail card processing revenue increased for the three and nine months ended September 30, 2014 versus the comparable periods in 2013 due to net new business and growth from existing customers, partially offset by price compression on contract renewals and other net pricing incentives.  Domestic active card accounts on file increased due to net new account conversions and growth from existing customers.

Debit processing revenue increased for the three and nine months ended September 30, 2014 versus the comparable periods in 2013 due in part to internal growth, partially offset by net lost business and price compression on contract renewals. Also contributing to revenue growth in both periods was a new transaction routing program that was introduced in the first quarter of 2014, along with growth in the pinless debit offering rolled out in the fourth quarter of 2013.

Debit issuer transaction growth in the three and nine months ended September 30, 2014 compared to the same periods in 2013 increased due to growth from existing customers and new pinless debit product, partially offset by net lost business.

Output services revenue increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to growth in the print business, derived from new and existing customers, and growth in the plastics business, derived primarily from Europay, MasterCard and Visa ("EMV") personalization charges. Growth in the plastics business was also due to existing customers for the nine months ended September 30, 2014.

Financial Services Segment EBITDA increased significantly for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to the impact of the revenue items noted above. For the three months ended September 30, 2014, operating expenses partially offset growth in revenue, primarily technology costs, as a result of increased applications development, and increased sales costs. The increase in operating expenses negatively impacted the segment EBITDA growth rate for the three months ended September 30, 2014 versus the comparable periods in 2013 by approximately 2 percentage points. Whereas, for the nine months ended September 30, 2014, operating expenses decreased, primarily operations and technology costs and sales and executive costs, as a result of lower head count and changes in compensation programs. The decrease in operating expenses positively impacted the segment EBITDA growth rate for the nine months ended September 30, 2014 versus the comparable period in 2013 by approximately 7 percentage points.

International segment results

	Three months ended September 30,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$350.6	$331.4	6%
Product sales and other	91.8	92.8	(1)%
Equity earnings in affiliates	7.1	7.4	(4)%
Segment revenue	$449.5	$431.6	4%
Segment EBITDA	$127.0	$126.0	1%
Segment margin	28%	29%	(1	)pt
Key indicators:
International transactions (a)	2,572.4	2,423.7	6%

	Nine months ended September 30,		Change
(in millions)	2014	2013	%
Revenues:
Transaction and processing service fees	$1,029.6	$973.0	6%
Product sales and other	266.5	269.5	(1)%
Equity earnings in affiliates	22.5	22.6	—%
Segment revenue	$1,318.6	$1,265.1	4%
Segment EBITDA (c)	$378.4	$341.6	11%
Segment margin	29%	27%	2pts
Key indicators:
International transactions (a)	7,467.4	6,931.7	8%
International card accounts on file (end of period) (b)	84.6	77.8	9%

(a)
International transactions include Visa, MasterCard and other card association merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. International transactions for the three and nine months ended September 30, 2013 reflect an updated count of transactions.

(b)	International card accounts on file include bankcard and retail.

(c)
Segment EBITDA has been adjusted to exclude the impact of $12 million reserve for uncollectible receivables in Latin America. This change was made to conform with a similar change made to management's internal presentation during the current quarter.

Segment revenue in the three and nine months ended September 30, 2014 versus the comparable periods in 2013 was impacted by the items discussed below as well as by foreign currency exchange rate movements. Foreign currency exchange rate movements negatively impacted the total segment revenue growth rate during the three and nine months ended September 30, 2014 by 1 and 2 percentage points, respectively, compared to the same periods in 2013

Transaction and processing service fees revenue includes merchant related services and card services revenue. Merchant related services revenue encompasses merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue and fees from switching services. Card services revenue represents monthly managed service fees for issued cards. Merchant related services transaction and processing service fee revenue represented approximately 63% and card services revenue represented approximately 37% of total transaction and processing service fees revenue for the periods presented.

Transaction and processing service fees revenue increased in the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to volume growth in the card issuing and merchant acquiring businesses. The majority of increases in the merchant acquiring businesses resulted from volumes growth in the merchant acquiring alliances, partially offset by lost processing business in Canada.

Revenue in the card issuing businesses increased primarily from transaction and volumes growth from existing customers in Argentina and new business from existing clients in the United Kingdom and Greece. Foreign currency exchange rate movements had no impact on the transaction and processing service fees revenue growth rates for the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rate by approximately 1 percentage points compared to the same period in 2013.

Transaction and processing service fees revenue is driven by accounts on file and transactions.  The spread between growth in these two indicators and revenue growth was driven mostly by the mix of transaction types and the impact of foreign currency exchange rate movements. International card accounts on file as of September 30, 2014 as compared to the same period in 2013 increased primarily due to new portfolios of existing clients in the United Kingdom, partially offset by the removal of inactive accounts in Canada.

International Segment EBITDA was relatively flat during the three months ended September 30, 2014 compared to the same period in 2013. The increase from the revenue items noted above was partially offset during the three months ended September 30, 2014, by business investments, principally in Latin America and Europe, and an increase in cost of sales. The segment EBITDA growth rate was adversely impacted during the third quarter of 2014 versus the comparable period in 2013 by approximately 5 percentage points as a result of these investments. The impact from foreign currency exchange rate movements negatively impacted segment EBITDA growth rates by 3 percentage points in the third quarter of 2014 compared to the same period in 2013.  The nine months ended September 30, 2014 was also impacted by a combined $21 million in the first quarter of 2014 from a tax recovery in Australia and a gain on the revaluation of settlement funds associated with the devaluation of the Argentinian peso. This was partially offset in the second quarter by a combined $8 million from the impact of a legal reserve and a receivable write-off for a failed merchant. The segment EBITDA growth rate for the nine months ended September 30, 2014 versus the comparable period in 2013 was negatively impacted by approximately 5 percentage points from the impact of foreign currency exchange rate movements.
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

On July 11, 2014, First Data Holdings Inc., the direct parent company of FDC (“Holdings”), completed the issuance of $3.5 billion of its Class B common equity in a private placement. Approximately $2.5 billion of the net proceeds from the private placement were contributed to the Company as a capital contribution and the funds were used to repay approximately $2.2 billion of debt and $214 million in call premiums.

Additionally, on July 18, 2014, FDC repriced approximately $5.7 billion of 2018 term loans, reducing the interest rate by 50 basis points and saving over $25 million in annual interest expense. The debt pay down from the equity contribution proceeds, combined with the repricing and other actions by the Company, will lower annual cash interest payments by approximately $228 million. Refer to Note 5 “Borrowings” of these Consolidated Financial Statements for additional information on the debt modifications and extinguishment.

As of November 12, 2014, FDC’s long-term corporate family rating from Moody’s was B3 (positive outlook). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). The Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility if needed.

On October 17, 2014, the Company declared a $246 million cash dividend, which is expected to be paid to Holdings on December 2, 2014. The proceeds are expected to be used to repay Holding's remaining debt balance.

Cash and cash equivalents Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of September 30, 2014 and December 31, 2013, the Company held $386.4 million and $425.3 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by subsidiaries that are not available to fund operations outside of those subsidiaries. As of September 30, 2014 and December 31, 2013, the cash and cash equivalents held by these subsidiaries totaled $157.5 million and $115.8 million, respectively. All other domestic cash balances, to the extent available, are used to fund the Company’s short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S., totaling $170.1 million and $237.6 million, as of September 30, 2014 and December 31, 2013, respectively. Approximately $20 million as of September 30, 2014 is held in Argentina where government imposed restrictions prevent any material repatriations outside of the country. As of September 30, 2014, there was approximately $60 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. FDC plans to fund any cash needs throughout the remainder of 2014 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.
Cash flows from operating activities

	Nine months ended September 30,
Source/(use) (in millions)	2014	2013
Net loss	$(330.1)	$(623.9)
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	877.8	908.1
Charges related to other operating expenses and other income	130.8	66.9
Other non-cash and non-operating items, net	(8.1)	(5.1)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	52.8	193.5
Other assets, current and long-term	57.6	3.8
Accounts payable and other liabilities, current and long-term	(180.1)	(243.8)
Income tax accounts	(23.5)	32.5
Net cash provided by operating activities	$577.2	$332.0

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.
FDC’s operating cash flow is significantly impacted by its level of debt. Approximately $1,497 million and $1,480 million in cash interest was paid during the nine months ended September 30, 2014 and 2013, respectively. The increase in cash interest payments from 2013 is primarily due to extinguishing debt in the third quarter of 2014.

Cash flows from operating activities increased for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in operating income. This was partially offset by the timing of settlement arrangement prefunding and a $98.2 million net gain on the sale of the Company’s minority interest, Electronic Funds Source LLC, as discussed below in “Acquisitions and dispositions” and included in Charges related to other operating expenses and other income.

FDC anticipates funding operations throughout the remainder of 2014 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against its revolving credit facility.

Cash flows from investing activities

	Nine months ended September 30,
Source/(use) (in millions)	2014	2013
Proceeds from dispositions, net of expenses paid	$270.1	$14.5
Additions to property and equipment	(213.8)	(132.3)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(196.1)	(128.0)
Acquisitions, net of cash acquired	(30.3)	—
Proceeds from sale of property and equipment	2.7	4.2
Other investing activities	1.8	7.2
Payments related to other businesses previously acquired	—	0.2
Net cash used in investing activities	$(165.6)	$(234.2)

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

In August 2014, the Company acquired Gyft, Inc. (“Gyft”), a leading digital platform that enables consumers to buy, send, manage and redeem gift cards using mobile devices, for net cash of $30.3 million. Refer to Note 3 “Acquisitions and Dispositions" of these Consolidated Financial Statements for additional information.

On May 29, 2014, the Company completed the sale of its 30% minority interest in a transportation payments business, Electronic Funds Source LLC (“EFS”) and received $255.1 million in cash. Refer to Note 3 “Acquisitions and Dispositions”
of these Consolidated Financial Statements for additional information on EFS. During the third quarter, the Company received approximately $9.3 million in additional proceeds and recorded an incremental gain as a result of the final settlement of the sale. The Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives.

Capital expenditures (Additions to property and equipment and Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs) are anticipated to be approximately $525 million to $575 million in 2014 and are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility.
Cash flows from financing activities

	Nine months ended September 30,
Source/(use) (in millions)	2014	2013
Short-term borrowings, net	$(35.8)	$(3.1)
Proceeds from issuance of long-term debt	350.0	—
Debt modification payments and related financing costs, net	(342.8)	(55.5)
Principal payments on long-term debt	(2,233.7)	(72.4)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(201.6)	(156.5)
Purchase of noncontrolling interest	(1.0)	(23.7)
Capital transactions with parent, net	2,035.2	(29.0)
Net cash used in financing activities	$(429.7)	$(340.2)

Short-term borrowings, net The cash activity related to short-term borrowings in 2014 and 2013 resulted primarily from net borrowings (net paydowns) on FDC’s international credit lines used principally to prefund settlement activity.

As of September 30, 2014, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide $1.0 billion of credit and matures on September 24, 2016. Besides the letters of credit discussed below, FDC had no amount outstanding against this facility as of September 30, 2014 and December 31, 2013. As of September 30, 2014, $973 million remained available under this facility. Excluding the letters of credit, the maximum amount outstanding against this facility during the three and nine months ended September 30, 2014 was approximately $225 million and $474 million, respectively, while the average amount outstanding during the three and nine months ended September 30, 2014 was approximately $56 million and $141 million, respectively.

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
Proceeds from issuance of long-term debt. In July 2014, the Company received $350 million from the issuance of 2018 New Term Loans and proceeds were used for general corporate purposes.

Debt modification payments and related financing costs In conjunction with issuing debt in November 2013, FDC received $55.2 million in cash related to accrued interest on the notes which were issued mid-coupon period, which was paid in the first quarter of 2014. Additionally, FDC’s debt modifications and amendments completed in 2013 and fully settled in the first quarter of 2014 were accounted for as modifications resulting in only the net effect of the transactions of $35.4 million, including payment of capitalized fees, being reflected as a use or source of cash excluding certain fees included in the Company’s results of operations. Also, in July 2014, the Company incurred call premiums and deferred financing costs of $252.2 million in the third quarter of 2014 associated with certain debt repayments and new borrowings. Refer to Note 5 "Borrowings" in these Consolidated Financial Statements.

Principal payments on long-term debt During the third quarter, the Company extinguished $2.2 billion in debt. Refer to Note 5 "Borrowings" of these Consolidated Financial Statements for additional information on extinguishment of debt. Payments for capital leases totaled $54.9 million and $57.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest primarily represent distributions of earnings.

Purchase of noncontrolling interest In May 2014, the Company acquired the remaining approximately 1 percent noncontrolling interest Polish Bank Association for $1 million. In April 2013, the Company made the final payment for the purchase of the remaining noncontrolling interest in Omnipay, a provider of card and electronic payment processing services to merchant acquiring banks for 18.1 million euro ($23.7 million).

Capital transaction with parent, net FDH contributed $2.5 billion to the Company as a capital contribution and the funds were used to repay certain tranches of the Company's debt. The Company paid cash dividends of $439.9 million to FDH during the nine months ended September 30, 2014.

Letters, lines of credit and other

	Total Available (a)		Total Outstanding
(in millions)	As of September 30, 2014	As of December 31, 2013	As of September 30, 2014	As of December 31, 2013
Letters of credit (b)	$500.0	$500.0	$43.4	$46.3
Lines of credit and other (c)	$175.5	$264.8	$31.3	$68.7

(a)	Total available without giving effect to amounts outstanding.

(b)
Up to $500 million of FDC’s senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding was approximately $44 million and $48 million for the three and nine months ended September 30, 2014, respectively. All letters of credit expire prior to September 27, 2015 with a one-year renewal option. FDC expects to renew most of the letters of credit prior to expiration.

(c)
As of September 30, 2014, represents $144.1 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity for the Company’s international operations. FDC cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, FDC had borrowings outstanding against them.

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

Guarantees and covenants For a description of guarantees and covenants and covenant compliance, refer to the “Guarantees and covenants” and “Covenant compliance” sections in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As of September 30, 2014, the Company was in compliance with all applicable covenants, including its sole financial covenant with Consolidated Senior Secured Debt of $11.8 billion, Consolidated EBITDA of $3.0 billion and a Ratio of 3.89 to 1.00 compared to the maximum ratio allowed by the covenant of 6.00 to 1.00.

The calculation of Consolidated EBITDA under FDC’s senior secured term loan facility is as follows:

(in millions)	Last twelve months ended September 30, 2014
Net loss attributable to First Data Corporation	$(592.7)
Interest expense, net (1)	1,806.1
Income tax expense	38.3
Depreciation and amortization (2)	1,181.6
EBITDA (18)	2,433.3

Stock based compensation (3)	47.4
Restructuring, net (4)	43.2
Non-operating foreign currency (gains) and losses (5)	(30.9)
Investment (gains) and losses (6)	(100.3)
Derivative financial instruments (gains) and losses (7)	11.2
Official check and money order EBITDA (8)	(1.9)
Cost of alliance conversions and other technology initiatives (9)	27.1
KKR related items (10)	20.9
Debt issuance costs (11)	4.8
Litigation and regulatory settlements (12)	14.6
Projected near-term cost savings and revenue enhancements (13)	92.5
Net income attributable to noncontrolling interests and redeemable noncontrolling interest (14)	194.4
Equity entities taxes, depreciation and amortization (15)	10.6
Loss on debt extinguishment (16)	260.1
Other (17)	15.1
Consolidated EBITDA (18)	$3,042.1

(1)	Includes interest expense and interest income.

(2)
Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within "Transaction and processing service fees" of $45.2 million and amortization related to equity method investments, which is netted within the "Equity earnings in affiliates" line of $67.1 million.

(3)	Stock based compensation recognized as expense.

(4)	Restructuring charges in connection with management’s alignment of the business with strategic objectives and the departure of executive officers.

(5)	Represents net gains and losses related to currency translations on certain intercompany loans and euro-denominated debt.

(6)	Reflects investment gains and losses, principally $98.2 million gain on sale of minority interest, Electronic Funds Source.

(7)	Represents fair market value adjustments for cross-currency swaps and interest rate swaps that are not designated as accounting hedges.

(8)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to wind down of these businesses.

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

(13)
Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives described in Note 8, the Banc of America Merchant Services ("BAMS") alliance, operations and technology initiatives, headcount reductions and other addressable spend reductions.

(14)	Net income attributable to noncontrolling interests and redeemable noncontrolling interest in restricted subsidiaries.

(15)	Represents FDC’s proportional share of income taxes, depreciation and amortization on equity method investments.

(16)	Loss incurred due to early extinguishment of debt.

(17)	Includes items such as impairments and other as applicable to the period presented.

(18)
EBITDA is defined as net income (loss) attributable to First Data Corporation before net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under U.S. generally accepted accounting principles ("GAAP") and does not purport to be an alternative to net income (loss) attributable to First Data Corporation as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of First Data's results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain non-cash items, non-recurring items that First Data does not expect to continue at the same level in the future and certain items management believes will impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis (see Note 13 above). Consolidated EBITDA is further adjusted to add net income attributable to noncontrolling interests and redeemable noncontrolling interest of certain non-wholly-owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing First Data's senior unsecured debt and/or senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing First Data's senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2014 and 2013, the Company did not engage in any off-balance sheet financing activities other than those discussed in the “Off-Balance Sheet Arrangements” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Contractual Obligations

During the nine months ended September 30, 2014, there were no material changes outside the ordinary course of business in the Company’s contractual obligations and commercial commitments from those reported as of December 31, 2013 in the Company’s Annual Report on Form 10-K, other than as outlined in Note 5 “Borrowings”.
Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
New Accounting Guidance

Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” of these Consolidated Financial Statements for new accounting guidance issued during the nine months ended September 30, 2014.

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

Evaluation of disclosure controls and procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Executive Vice President, Director of Finance (principal financial officer), the effectiveness of disclosure controls and procedures as of September 30, 2014. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Chief Executive Officer and Executive Vice President, Director of Finance (principal financial officer) concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014, due to the material weakness described in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in internal control over financial reporting

During the first quarter of 2014, the Company commenced the migration of certain activities performed in Denver, Colorado to Atlanta, Georgia and Melville, New York and certain activities performed in the Company’s Captive Shared Service Centers to a Business Process Outsourcer (“Migrations”). These Migrations continued into the third quarter of 2014 and present transitional risks to maintaining adequate internal controls over financial reporting. Other than with respect to the ongoing remediation of the material weakness pursuant to the plan described in “Item 9A: Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Migrations, there were no changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date:	November 12, 2014	By	/s/ MICHAEL K. NEBORAK
Michael K. Neborak
Executive Vice President, Director of Finance
(principal financial officer)

Date:	November 12, 2014	By	/s/ BARRY D. COOPER
Barry D. Cooper
Senior Vice President, Chief Accounting Officer
(principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document