Form 10-K
period 2014-12-31
FIRST DATA CORP
filed 2015-02-27
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-11073

FIRST DATA CORPORATION

DELAWARE	47-0731996
(State of incorporation)	(I.R.S. Employer Identification No.)

225 LIBERTY STREET, 29th FLOOR, NEW YORK, NEW YORK 10281
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (800) 735-3362

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☒  No ☐ *
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒ *
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is privately held. There were 1,000 shares of the registrant’s common stock outstanding as of January 31, 2015.

* The registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act since January 1, 2015; however, registrant filed all reports since that date that would have been required to be filed if it were subject to Section 13 or 15(d) of the Exchange Act.

Forward-Looking Statements

Certain matters we discuss in this Annual Report on Form 10-K and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, EBITDA, earnings, margins, growth rates, and other financial results for future periods. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results could differ materially and adversely from our forward-looking statements due to a variety of factors, including the following: (1) our ability to implement and improve processing systems to provide new products, improve functionality, and increase efficiencies; (2) our ability to prevent a material breach of security of any of our systems; (3) our ability to anticipate and respond to technological changes, particularly with respect to e-commerce and mobile commerce; (4) our high degree of leverage; (5) credit and fraud risks in our business units and the merchant alliances, particularly in the context of e-commerce and mobile markets; (6) our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (7) the impact of new laws, regulations, credit card association rules or other industry standards; (8) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (9) our ability to successfully convert accounts under service contracts with major clients; (10) changes in the interest rate environment that increases interest on our borrowings; (11) consolidation among client financial institutions or other client groups that impacts our client relationships; (12) catastrophic events that impact our or our major customers’ operating facilities, communication systems, and technology; (13) new lawsuits, investigations or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, and various other factors discussed throughout this report, including but not limited to, Item 1 - Business, Item 1A - Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as required by law, we do not intend to revise or update any forward-looking statement as a result of new information, future developments or otherwise.

PART I
ITEM 1.    BUSINESS

General

First Data Corporation (we or our) is a global provider of electronic commerce and payment solutions for merchants, financial institutions, and card issuers with operations in 34 countries, serving approximately 6.2 million merchant locations. We were incorporated in Delaware in 1989 and were the subject of an initial public offering in connection with a spin-off from American Express in 1992. On September 24, 2007, we were acquired through a merger transaction with an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. (KKR) that resulted in our equity becoming privately held.

We have operations and offices located within the United States (U.S.) (domestic) and outside of the U.S. (international) where sales, customer service and/or administrative personnel are based. Revenues generated from processing domestic and international transactions, regardless of the segments to which the associated revenues applied, were 85% and 15% of our consolidated revenues for the year ended December 31, 2014, respectively. Long-lived assets attributable to domestic and international operations as percentages of our total long-lived assets as of December 31, 2014 were 88% and 12%, respectively. No individual international country is material to our total revenues or long-lived assets. Further financial information relating to our international and domestic revenues and long-lived assets is set forth in Note 13 "Segment Information" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Products and Services Segment Information

We are organized in three segments: Merchant Solutions, Financial Services, and International.

The segments’ profit measure is a form of EBITDA (earnings before net interest expense, income taxes, depreciation, and amortization). A discussion of factors potentially affecting our operations is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. We do not have any significant customers that account for 10% or more of total consolidated revenues. Refer to the following segment discussions, which address significant customer relationships within each segment.

Merchant Solutions segment

The Merchant Solutions segment is comprised of merchant acquiring and processing services, prepaid services and check verification, settlement, and guarantee services.

The following table presents Merchant Solutions information as a percentage of total segment and All Other and Corporate:

	Year ended December 31,
	2014	2013	2012
Segment revenues from external customers	52%	53%	53%
Segment EBITDA	63%	67%	65%
Assets (as of December 31)	69%	68%	68%

Description of Merchant Solutions segment operations Merchant Solutions businesses facilitate the acceptance of consumer transactions at the point of sale (POS), whether it is a transaction at a physical merchant location, over the Internet or through a mobile (i.e. phone or tablet) device.

Merchant acquiring and processing services Merchant acquiring services facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards by authorizing, capturing, and settling the merchants’ transactions. Acquiring services also provide POS devices and other equipment necessary to capture merchant transactions. The segment’s processing services include authorization, transaction capture, settlement, chargeback handling, and Internet-based transaction processing. The vast majority of these services pertain to transactions in which consumer payments to merchants are made through a payment network (such as VISA or MasterCard), a debit network (such as STAR Network, which is owned by us), or other payment issuers/networks (such as American Express and Discover).

Revenues are generated from a variety of sources:

•
discount fees charged to a merchant, net of credit card interchange and assessment fees charged by the payment networks. The discount fee is typically either a percentage of the credit card transaction or the interchange fee plus a fixed dollar amount;

•	processing fees charged to unconsolidated alliances discussed below;

•	processing fees charged to merchant acquirers who have outsourced their transaction processing to us;

•	selling and leasing POS devices; and

•	debit network fees.

Most of Merchant Solution’s revenue is derived from regional and local merchants. The items listed above are included in our consolidated revenues and, for equity earnings from unconsolidated alliances, the “Equity earnings in affiliates” line item in the Consolidated Statements of Operations. The Merchant Solutions segment revenue and EBITDA are presented using proportionate consolidation; accordingly, segment revenue also includes the alliance partner’s share of processing fees charged to consolidated alliances. In addition, segment revenue excludes debit network fees and other reimbursable items. Throughout the document we use the word “partner” to describe situations where we have a contractual relationship with another company. These relationships do not include equity ownership.  In situations where equity ownerships are involved, we generally refer to the arrangement/entity as an affiliate.

Merchant Solutions provides merchant acquiring and processing services, prepaid services and check verification, guarantee, and settlement services to merchants that operate approximately 3.9 million merchant locations across the U.S. and acquired $1.7 trillion of payment transaction dollar volume on behalf of U.S. merchants in 2014. Merchant Solutions provides full service merchant processing primarily for transactions of VISA, MasterCard and a variety of personal identification number (PIN) debit networks at the POS.

Merchant Solutions approaches the market through diversified sales channels including equity alliances, and its other contractual revenue sharing and/or referral arrangements with more than 400 financial institution partners, more than 1,700 non-bank referral partners, and more than 600 independent sales organization partners, as of December 31, 2014. Growth in the Merchant Solutions business is derived from entering into new merchant relationships, reducing the turnover in existing merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment, and the strength of our alliances and relationships with banks and other entities. Our alliance structures take on different forms, including consolidated subsidiaries, equity method investments, and contractual revenue sharing and/or referral arrangements. Under the alliance and referral programs, the alliance/referral partners typically act as a merchant referral source. We benefit by providing processing services for the alliance/referral partners and their merchant customers. Both we and the alliance may provide management, sales, marketing, and other administrative services. The alliance strategy could be affected by consolidation among financial institutions.

Our strategy with banks, independent sales organizations, and referral/sales partners provides us with broad geographic coverage, regionally and nationally, as well as presence and expertise in various industries. The alliance/referral partner structure allows us to be the processor for multiple financial institutions, any one of which may be selected by the merchant as their bank partner. Additionally, bank partners provide brand loyalty and a distribution channel through their branch networks which increases merchant retention.

In 2014, Merchant Solutions rolled out Small Business Solutions (SBS), a program designed to help small to medium sized businesses (SMBs) better manage their business. The new SBS is integrated into Clover Station, our proprietary tablet-based hardware solution, and allows SMBs to manage inventory, track revenues, and generate reports that distill transaction data into powerful intelligence. Merchants can customize and grow their Clover Station’s capabilities by adding applications from the Clover App Market. The SBS also includes features such as analytics, TransArmor, a transaction processing encryption and tokenization technology, and Perka, a cloud-hosted mobile loyalty marketing program.

There are a number of different entities involved in a merchant transaction including the cardholder, card issuer, card network, merchant, merchant acquirer, electronic processor for credit and signature debit transactions, and debit network for PIN-debit transactions. The card issuer is the financial institution that issues credit or debit cards, authorizes transactions after determining whether the cardholder has sufficient available credit or funds for the transaction, and provides funds for the transaction. Some of these functions may be performed by an electronic processor (such as our Financial Services business) on behalf of the issuer. The card networks, VISA or MasterCard, a debit network or another payment issuer/network route transactions between ourselves and the card issuer. The merchant is a business from which a product or service is purchased by a cardholder. The acquirer (such as us or one of our alliances) contracts with merchants to facilitate their acceptance of cards. A merchant acquirer may do its own processing or, more commonly, may outsource those functions to an electronic processor such as our Merchant Solutions segment. The acquirer/processor serves as an intermediary between the merchant and the card issuer by:

(1)	collecting cardholder data and transaction information from the merchant's POS device;

(2)	transmitting the transaction information to the card issuer through the applicable payment network;

(3)	obtaining authorization from the card issuer through a card network or debit network; and

(4)	paying the merchant for the transaction. We typically receive the funds from the issuer via the card network, payment network or debit network before paying the merchant.

A transaction occurs when a cardholder purchases a product or service from a merchant who has contracted with us, an alliance partner or a processing customer. When the merchant swipes the card through the POS device (which is often sold or leased, and serviced by us), we obtain authorization for the transaction from the card issuer through the payment or debit network, verifying that the cardholder has sufficient credit or adequate funds for the transaction. Once the card issuer approves the transaction, we or the alliance acquire the transaction from the merchant and then transmit it to the applicable payment or debit network, which then routes the transaction information to the card issuer. Upon receipt of the transaction, the card issuer delivers funds to us via the payment or debit network. Generally, we fund the merchant after receiving the money from the payment or debit network. Each participant in the transaction receives compensation for processing the transaction. For example, in a credit card transaction using a VISA or MasterCard for $100.00 with an interchange rate of 1.5%, the card issuer will fund the payment network $98.50 and bill the cardholder $100.00 on their monthly statement. The card network will retain assessment fees of approximately $0.10 and forward $98.40 to us. We will retain, for example, $0.40 and pay the merchant $98.00. The $1.50 retained by the card issuer is referred to as interchange and it, like assessment fees, is set by the card network. The $0.40 we receive represents our spread on the transaction, and is negotiated between the merchant and us.

First Data
beyond the transaction
Acquirer
Payment Network remits payment,less an assessment fee, to Acquirer
Issuer remits payment, less interchange, to payment network
Issuing bank
$98.40
$98.50
First Data
beyond the transaction
Issuing bank processor
Acquirer remits payment, less its spread, to merchant's bank
$98.00
Transaction data transmitted to payment network
Transaction data transmitted to issuing bank and its processor
Payment network
Merchant Acquirer collects cardholder information
Consumer is billed $100 by its bank for the price of the good/service
Merchant's bank
Merchant
Cardholder
Point of sale device
Cardholder presents payment medium to the merchant at the point of sale

We and our alliances, as merchant acquirers/processors, have certain contingent liabilities for the transactions acquired from merchants. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. We may, however, collect this amount from the card network if the amount was disputed in error. If we or the alliance is unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, we or the alliance will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until sometime following the purchase (e.g., airline or cruise ship tickets), the risk is greater. We often mitigate our risk by obtaining collateral from merchants that are considered higher risk because they have a time delay in the delivery of services, operate in industries that experience chargebacks or are less creditworthy.

Prepaid services First Data Prepaid Services manages prepaid stored-value card issuance and processing services (i.e. gift cards) for retailers and others. The full-service stored-value/gift card program offers transaction processing services, card issuance, and customer service for over 200 national brands and several thousand small and mid-tier merchants. We also provide program management and processing services for association-branded, bank-issued, open loop (a card that can be used at multiple merchants), stored-value, reloadable, and one time prepaid card products. Revenues are generated from a variety of sources including processing fees for transactions processed and fees for card production and shipments.

Money Network offers prepaid products to address the needs of employers, employees, merchants, and unbanked individuals. Money Network provides open loop electronic payroll distribution solutions that reduce or eliminate an employer’s expense associated with traditional paper paychecks as well as other prepaid retail solutions. Revenues are generated from a variety of sources including network interchange revenue from use of cards and certain cardholder transaction fees.

Check verification, settlement, and guarantee services TeleCheck offers check verification, settlement, and guarantee services using our proprietary database system to assist merchants in deciding whether accepting checks at the POS is a reasonable risk, or, further, to guarantee checks presented to merchants if they are approved. These services include risk management services, which utilize software, information, and analysis to assist the merchant in the decision process and include identity fraud prevention and reduction. Revenues are earned by charging merchant fees for check verification or guarantee services.

The majority of our services involve providing check guarantee services for checks received by merchants. Under the guarantee service, when a merchant receives a check as payment for goods and services, the transaction is submitted to and analyzed by us. We either accept or decline the check for warranty coverage under our guarantee service. If we approve the check for warranty coverage and the merchant accepts the check, the merchant will either deposit the check in its bank account or process it for settlement through our Electronic Check Acceptance service. If the check is returned unpaid by the merchant’s bank and the returned check meets the requirements for warranty coverage, we are required to purchase the check from the merchant at its face value. We then own the purchased check and pursue collection of the check from the check writer. As a result, we bear the risk of loss if we are unable to collect the returned check from the check writer. We earn a fee for each check we guarantee, which generally is determined as a percentage of the check amount.

Electronic Check Acceptance service converts a paper check written at the POS into an electronic item and enables funds to be deposited electronically to the merchant’s account and deducted electronically from the check writer’s account.

Under the verification service, when a merchant receives a check in payment for goods or services, the transaction is submitted to and analyzed by us. We will either recommend the merchant accept or decline the check. If the merchant accepts the check, the merchant will deposit the check in its bank account. If the check is returned unpaid by the merchant’s bank, we are not required to purchase the check from the merchant and the merchant bears all risk of loss on the check. We earn a fee for each check submitted for verification, which is generally a fixed amount per check.

Merchant Solutions segment competition Our Merchant Solutions business competes with several third-party processors and financial institutions that provide these services to their merchant customers in the U.S. In many cases, our merchant alliances also compete against each other for the same business. The check guarantee and verification products compete principally with the products of one other national competitor as well as the migration to other non-check products.

The most significant competitive factors relate to price, brand, strength of financial institution partnership, breadth of features and functionality, scalability, and servicing capability. The Merchant Solutions segment is further impacted by large merchant and large bank consolidation, card network business model expansion, and the creation of new payment methods and devices.

In the Merchant Solutions segment, the card payment networks—VISA, MasterCard, and issuers/networks—American Express and Discover—are increasingly offering products and services that compete with our suite of solutions.

Merchant Solutions seasonality Merchant Solutions’ revenues and earnings are impacted by the volume of consumer usage of credit cards, debit cards, stored value cards, and checks written at the POS. Merchant Solutions generally experiences increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and significant holidays.

Merchant Solutions geographic mix and revenues Revenues from external customers for the Merchant Solutions segment are substantially all earned in the U.S. Merchant revenues outside of the U.S. are generally managed and reported by our International segment. Within the U.S., revenues from external customers are spread across the country because Merchant Solutions has merchant customers and alliance partners across geographic regions and a large percentage of its transactions occur at national merchants.

Merchant Solutions acquisitions We have recently made the following acquisitions and product developments.

CloverTM In 2012, we acquired Clover Network, Inc. (Clover), a provider of payment network services. In 2013 we unveiled Clover Station—a reliable and easy to use POS and business management solution for merchants. With security and reliability coupled with the flexibility of cloud-based storage, Clover Station is a comprehensive solution with respect to meeting SMB owners’ needs.

PerkaTM In 2013, we acquired Perka, Inc. (Perka), a mobile marketing and consumer loyalty platform that helps small to medium-sized merchants engage their customers with location-based smartphone applications. Perka is an easy-to-use alternative to paper-punch cards. Business owners can deliver custom messages and special offers directly to customers’ phones that encourage repeat visits and additional sales.

GyftTM In 2014, we acquired Gyft, Inc. (Gyft), the leading digital platform that enables consumers to buy, send, manage, and redeem gift cards using mobile devices. Gyft’s exceptional capabilities, combined with our long-standing leadership in prepaid solutions, create a distinct combination in a rapidly growing market for virtual gift cards.

Financial Services segment

The Financial Services segment is comprised of:

(1)	credit and retail card processing services;

(2)	debit network and processing services;

(3)	output services; and

(4)	other services including remittance processing.

The following table presents Financial Services information as a percentage of total segment and All Other and Corporate:

	Year ended December 31,
	2014	2013	2012
Segment revenues from external customers	20%	20%	20%
Segment EBITDA	28%	25%	25%
Assets (as of December 31)	12%	12%	12%

Description of Financial Services segment operations Financial Services provides issuer card and network solutions for credit, retail, and debit card processing, debit network services (including the STAR network), output services to financial institutions and other organizations offering credit, debit, and retail cards to consumers and businesses to manage customer cards. Financial Services also provides PIN debit network services through the STAR Network which enables PIN-secured debit transaction acceptance at over 2 million automated teller machine (ATM) and retail device locations in the U.S. as of December 31, 2014. Financial Services also offers payment management solutions for recurring bill payment and services to improve customer communications, billing, online banking, and consumer bill payment. Revenue and profit growth comes primarily from an increase in debit and credit card usage, growth from existing clients and sales to new clients, and the related account conversions.

The Financial Services segment had more than 3,500 domestic client relationships. We have relationships and many long-term customer contracts with card issuers providing credit and retail card processing, output services for printing and embossing items, debit card processing services, and STAR Network services. These contracts generally require a notice period before the end of the contract if a client chooses not to renew. Additionally, some contracts may allow for early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are designed primarily to cover balance sheet exposure related to items such as capitalized conversion costs or signing bonuses associated with the contract and, in some cases, may cover a portion of lost future revenue and profit. Although these contracts may be terminated upon certain occurrences, the contracts provide the segment with a steady revenue stream since a vast majority of the contracts are honored through the contracted expiration date.

Credit and retail card issuing and processing services Credit and retail card issuing and processing services provide outsourcing services to financial institutions and other issuers of cards, such as consumer finance companies and retailers. Financial Services clients include a wide variety of banks, savings and loan associations, group service providers, retailers, and credit unions. Services provided include, among other things, account maintenance, transaction authorizing and posting, fraud, and risk management services and settlement.

We provide services throughout the period of each card's use, starting from a card issuing client processing an application for a card. Services may include processing the card application, initiating service for the cardholder, processing each card transaction for the issuing retailer or financial institution, and accumulating the card's transactions into monthly billing statement, and posting cardholder payments. Our fraud management services monitor the unauthorized use of cards that have been reported to be lost, stolen, or which exceed credit limits. Our fraud detection systems help identify fraudulent transactions by monitoring cardholders' purchasing patterns and flagging unusual purchases. Other services provided include customized communications to cardholders, information verification associated with granting credit, debt collection, and customer service.

Revenues for credit and retail card issuing and processing services are derived from fees payable under contracts that depend primarily on the number of cardholder accounts on file. More revenue is derived from active accounts (those accounts on file that had a balance or any monetary posting or authorization activity during the period) than inactive accounts.

Debit network and processing services We provide STAR Network access, PIN-debit and signature debit card processing services, and ATM processing services, such as transaction routing, authorization, and settlement as well as ATM management and monitoring. The STAR Network represents a debit network that is connected to thousands of financial institutions, merchants, payment processors, ATM processors, and card processors that participate in the network. When a merchant acquirer or ATM owner acquires a STAR Network transaction, it sends the transaction to the network switch, which is operated by us, which in turn routes the transaction to the appropriate participating financial institution for authorization. To be routed through the STAR Network, a transaction must be initiated with a card participating in the STAR Network at an ATM or POS device also participating in the STAR Network. STAR Network’s fees differ from those presented in the example above in the Merchant Solutions segment description. Fees for PIN-debit transactions are generally lower than those conducted through other customer authentication methods due to the lower amount of risk in the transaction.

Revenues related to the STAR Network and debit card and ATM processing services are derived from fees payable under contracts but are driven more by monetary transactions processed than by accounts on file. We provide services that are driven by client transactions and are separately priced and negotiated with clients. In a situation in which a PIN-secured debit transaction uses our debit network and we are the debit card processor for the financial institution as well as the processor for the merchant, we receive: (1) a fee from the card issuing financial institution for running the transaction through the STAR Network, recognized in the Financial Services segment; (2) a fee from the card issuer for obtaining the authorization, recognized in the Financial Services segment; (3) a fee from the merchant for acquiring the transaction, which is recognized in the Merchant Solutions segment; and (4) a network acquirer fee from the merchant for accessing the STAR Network, which is recognized in the Financial Services segment. There are other possible configurations of transactions that result in us receiving multiple fees for a transaction, depending on the role we play.

Output services Output services consist of statement and letter printing, card embossing, chip card personalization, and mailing services. Services are provided to clients that process accounts on our platform as described above and for clients that process accounts on alternative platforms. We provide these services primarily through in-house facilities. Revenues for output services are derived primarily on a per piece basis and consist of fees for the production and materials related to finished products. The mailing services drive a majority of our postage revenue.

Other services Other services consist of our remittance processing, online banking and bill payment services, and Interactive Voice Response (IVR) services. The remittance processing business processes mail-in payments for third-party organizations. Revenues for remittance processing services are derived primarily on a per transaction basis and consist of fees for processing consumer and business payments. Other services consist primarily of online banking and bill payment services and voice services.

Financial Services segment competition Our Financial Services segment competes with several other third-party card processors and debit networks in the U.S., as well as financial institutions with in-house operations to manage card issuance and maintenance. We also face significant competition from regional and national operators of debit networks.

The most significant competitive factors are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, data security, scalability, and flexibility of infrastructure and servicing capability. The Financial Services business is impacted by financial institution consolidation.

In the Financial Services segment, the payment networks—VISA, MasterCard, and issuers/networks-American Express and Discover—are increasingly offering products and services that compete with our products and services.

Financial Services seasonality Financial Services revenues and earnings are impacted by the volume of consumer usage of credit, retail, and debit cards. Such volumes are generally impacted by increased activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and significant holidays.

Financial Services geographic mix and revenues Revenues from external customers for the Financial Services segment are substantially all earned in the U.S. Card issuing revenues outside of the U.S. are reported by our International segment. Within the U.S., revenues from external customers are geographically dispersed throughout the country.

International segment

The International segment is comprised of:

•	credit, retail, debit, and prepaid card processing;

•	merchant acquiring and processing; and

•	ATM and POS processing, acquiring, and switching services.

The following table presents International information as a percentage of total segment and All Other and Corporate:

	Year ended December 31,
	2014	2013	2012
Segment revenues from external customers	26%	25%	25%
Segment EBITDA	20%	19%	20%
Assets (as of December 31)	14%	15%	14%

International has operations in 33 countries. The International acquiring services facilitate the merchants’ ability to accept credit, debit, and stored-value cards. The segment’s merchant processing and acquiring services include authorization, transaction capture, settlement, chargeback handling, and Internet based transaction processing and are the largest component of the segment’s revenue.

The International issuing services provide issuer card, output services, ATM services, and professional services. Issuer card and network solutions includes credit, retail, and debit card processing for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. Output services include statement and letter printing, embossing and mailing services, and call center services. ATM services include processing, acquiring, and switching services. Additionally, the International issuing services provide licensing for card processing software, and professional services.

The International segment revenue drivers are similar to the Merchant Solutions and Financial Services segments described above. The International acquiring services revenues are driven most significantly by the number of transactions, dollar volumes of those transactions and trends in consumer spending. The International issuing services revenues for issuer card and network solutions are driven primarily by accounts on file, with active accounts having a larger impact on revenue than inactive accounts. Additionally, the International segment revenue is impacted by foreign exchange rate movements as well as the macroeconomic forces within countries where the services are being sold.

International segment competition and seasonality Competition and seasonality within the International segment are similar to that of the Merchant Solutions and Financial Services segments for the respective product and service offerings. A noted difference from the U.S. operations is that generally there are a greater number of competitors, and smaller ones in particular, due to the International segment’s global span.

International geographic mix The following countries accounted for more than 10% of the segment’s revenues from external customers for the periods presented:

	Year ended December 31,
	2014	2013	2012
United Kingdom	20%	17%	17%
Australia	10%	12%	15%
Germany	12%	12%	12%

No individual international country was material to our consolidated revenues.

All Other and Corporate

The remainder of our business units are grouped in the All Other and Corporate category, which includes Integrated Payment Systems (IPS), First Data Government Solutions (FDGS), and smaller businesses as well as corporate operations.

IPS primarily engages in money transmission services. Historically, the principal IPS business was official check services. Until May 2010, IPS issued official checks, which were sold by agents that were financial institutions. Official checks served as an alternative to a bank’s own items such as cashiers or bank checks. We have exited the official check line of business, yet continue to support these outstanding payment instruments until they are presented for payment, or are escheated to local governments. The majority of the clients of this business deconverted during 2008 and there was no new official check and money order business beyond May 2010. IPS will continue to use its licenses to offer payment services that fall under state and federal regulations.

FDGS operates payment systems and related technologies in the government sector. For instance, FDGS provides electronic tax payment processing services for the Electronic Federal Tax Payment System.

Corporate operations include administrative and shared service functions such as the executive group, legal, tax, treasury, internal audit, finance, accounting, human resources, information technology, and procurement. Costs incurred by Corporate that are directly related to a segment are allocated to the respective segment. Administrative and shared service costs are retained by Corporate.

All Other and Corporate competition The operations within All Other and Corporate have various competitors. No single competitor would have a material impact on our operations.

All Other and Corporate significant customers During 2014, we had a significant relationship with one client whose revenues represented approximately 50% of All Other and Corporate revenue for the year ended December 31, 2014.

Intellectual Property

We own a global portfolio of many trademarks, trade names, patents, and other intellectual property that are important to our future success. The only intellectual property rights that are individually material to us are the FIRST DATA trademark and trade name, and the STAR trademark and trade name. The STAR trademark and trade name are used in the Financial Services segment. The FIRST DATA trademark and trade name are associated with quality and reliable electronic commerce and payments solutions. Financial institutions and merchants associate the STAR trademark and trade name with quality and reliable debit network services and processing services. Loss of the proprietary use of the FIRST DATA or STAR trademarks and trade names or a diminution in the perceived quality associated with these names could harm the growth of our businesses.

Employees and Labor

As of December 31, 2014, we employed approximately 23,000 persons, approximately 97% of which were full-time employees. The majority of the employees of our subsidiaries outside of the U.S. are subject to the terms of individual employment agreements. One of our wholly owned subsidiaries has approximately 1,600 employees in the United Kingdom, a portion of whom are members of the Unite trade union. Employees of our subsidiaries in Vienna, Austria; Frankfurt, Germany; and Nürnberg, Germany are also represented by local works councils. The Vienna workforce and a portion of the Frankfurt workforce are also covered by a union contract. Certain employees of our Korean subsidiary are represented by a Labor-Management council. In Brazil every single employee is unionized and covered by the terms of industry-specific collective agreements. Employees in certain other countries are also covered by the terms of industry-specific national collective agreements. None of our employees are otherwise represented by any labor organization in the U.S. We believe that our relations with our employees and the labor organizations identified above are in good standing.

Available Information

Our principal executive offices are located at 225 Liberty Street, 29th Floor, New York, NY 10281, telephone (800) 735-3362. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to shareholders and other interested parties through the “Investor Relations” portion of our website at http://investor.firstdata.com as soon as reasonably practical after they are filed with the Securities and Exchange Commission (SEC). The SEC maintains a website, www.sec.gov, which contains reports and other information filed electronically with the SEC by us. Various corporate governance documents, including our Audit Committee Charter, Governance, Compensation and Nominations Committee Charter, and Code of Ethics for Senior Financial Officers are available without charge through the “About Us” “Investor Relations” “Corporate Governance” portion of our investor relations website, listed above.

Government Regulations

Various aspects of our service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the U.S. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines. Certain of our services also are subject to rules promulgated by various payment networks and banking authorities as more fully described below.

Dodd-Frank Act In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) was signed into law in the U.S. The Dodd-Frank Act has resulted in significant structural and other changes to the regulation of the financial services industry. Among other things, Title X of the Dodd-Frank Act established a new, independent regulatory agency known as the Consumer Financial Protection Bureau to regulate consumer financial products and services (including some offered by our customers). Separately, under the Dodd-Frank Act, debit interchange transaction fees that a card issuer receives and that are established by a payment card network for an electronic debit transaction are now regulated by the Federal Reserve Board (Board) and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. Effective October 1, 2011, the Board capped debit interchange rates for card issuers operating in the U.S. with assets of $10 billion or more at the sum of $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. In addition, the new regulations contain non-exclusivity provisions that ban debit payment card networks from prohibiting an issuer from contracting with any other payment card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction. Beginning April 1, 2012, all debit card issuers in the U.S. were required to participate in at least two unaffiliated debit payment card networks. On April 1, 2013, the ban on network exclusivity arrangements became effective for prepaid card and healthcare debit card issuers, with some leeway for prepaid cards issued before that date.

Effective July 22, 2010, merchants were allowed to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (while federal governmental entities and institutions of higher education may set maximum amounts for the acceptance of credit cards). They were also allowed to provide discounts or incentives to entice consumers to pay with an alternative payment method, such as cash, checks or debit cards. In addition, the Dodd-Frank Act created a new entity, the Financial Stability Oversight Council, and authorizes it to require that a nonbank financial company that is deemed to pose a systemic risk to the U.S. financial system become subject to consolidated, prudential supervision by the Board. At this point it is unclear whether we would be subject to additional systemic risk related oversight.

Association and network rules We are subject to rules of MasterCard, Visa, INTERAC, PULSE, and other payment networks. In order to provide processing services, a number of our subsidiaries are registered with Visa and/or MasterCard as service providers for member institutions. Various subsidiaries of ours are also processor level members of numerous debit and electronic benefits transaction (EBT) networks or are otherwise subject to various network rules in connection with processing services and other services we provide. As such, we are subject to applicable card association, network, and national scheme rules that could subject us to fines or penalties. We are also subject to network operating rules promulgated by the National Automated Clearing House Association (NACHA) relating to payment transactions processed by us using the Automated Clearing House (ACH) Network and to various state and Federal laws regarding such operations, including laws pertaining to EBT.

Cashcard Australia Limited (Cashcard) is a member of the Australian Consumer Electronic Clearing System (CECS), which is a debit payment system regulated by network operating rules established and administered by Australian Payments Clearing Association Limited, and is a member of the ATM Access Australia Limited and the eftpos® Access Australia Limited that respectively administers reciprocal access and interchange arrangements for ATMs and Electronic Funds Transfer at Point of Sale (eftpos®) in Australia. The network operating rules, ATM Access Code and eftpos® Access Code impose a variety of sanctions, including suspension or termination of membership and fines for non-compliance. Cashcard also operates its own network of members, regulated by rules promulgated by Cashcard. To enable Cashcard to settle in CECS direct with banks and financial institutions, Cashcard maintains an Exchange Settlement Account (ESA) which is supervised by the Reserve Bank of Australia (RBA), and that requires Cashcard to adhere to conditions imposed by RBA.

Our subsidiary in Germany, TeleCash GmbH & Co. KG, is certified and regulated as a processor for domestic German debit card transactions by the Deutsche Kreditwirtschaft (DK), the German banking association. Failure to comply with the technical requirements set forth by the DK may result in suspension or termination of services.

Banking regulation Because a number of our subsidiary businesses provide data processing services for financial institutions, we are subject to examination by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC examines large data processors in order to identify and mitigate risks associated with significant service providers.

FDR Limited (FDRL) in the United Kingdom is authorized and regulated by the Financial Conduct Authority (FCA), the regulatory authority for the full range of financial services in the United Kingdom. FDRL is authorized by the FCA to carry on an insurance mediation business for the purpose of arranging insurance to its issuer customers’ cardholders and is required to meet certain prudential and conduct of business requirements.

As a result of the implementation of the Payment Services Directive 2007/60 EC in the European Union, a number of our subsidiaries in the International segment hold Payment Institution Licenses in the countries where such subsidiaries do business. As Payment Institutions, we are subject to regulation and oversight in the applicable member state, which includes amongst other things, the requirement to maintain specified regulatory capital.

First Data Trust Company, LLC (FDTC) engages in trust activities previously conducted by the trust department of a former banking subsidiary of ours and is subject to regulation, examination, and oversight by the Division of Banking of the Colorado Department of Regulatory Agencies. Since FDTC is not a “bank” under the Bank Holding Company Act of 1956, as amended (BHCA), our affiliation with FDTC does not cause us to be regulated as a bank holding company or financial holding company under the BHCA.

TeleCheck Payment Systems Limited (TPSL) in Australia holds an Australian Financial Services License under Chapter 7 of the Australian Corporations Act 2001, which regulates the provision of a broad range of financial services in Australia. The license, issued by the Australian Securities and Investments Commission, entitles the Australian operations of TPSL to deal in and provide general financial product advice about its check guarantee and check verification product and requires that TPSL’s Australian operations issue product documents that comply with specific content requirements and follow prescribed procedures.

Further, in our International segment, several subsidiaries provide services such as factoring or settlement that make them subject to regulation by local banking agencies, including the National Bank of Slovakia, the National Bank of Poland and the German Federal Financial Supervision Agency.

Privacy and information security regulations We provide services that may be subject to various state, federal, and foreign privacy laws and regulations, including Gramm-Leach-Bliley Act and Directive 95/46/EC, the Australian Privacy Act, the Personal Information Protection and Electronic Documents Act in Canada, the Personal Data (Privacy) Ordinance in Hong Kong, the Malaysian Data Protection Act 2010, and the Singapore Data Protection Act 2012. These laws and their implementing regulations restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Certain federal and state laws impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers, the media, and consumer reporting agencies, as well as businesses and governmental agencies that own the information, of security breaches affecting personal information. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers.

Credit reporting and debt collections regulations TeleCheck is subject to the Federal Fair Credit Reporting Act and various similar state laws based on TeleCheck’s maintenance of a database containing the check-writing histories of consumers and the use of that information in connection with its check verification and guarantee services.

The collection business within TRS Recovery Services, Inc. (TRS) is subject to the Federal Fair Debt Collection Practices Act and various similar state laws. TRS has licenses in a number of states in order to engage in collection in those states. In the United Kingdom, FDRL has a license under the Consumer Credit Act of 1974 (CCA) to enable it to undertake, among other things, credit administration and debt collections activities on behalf of its card issuing customers through calls and correspondence with the cardholders. FDRL is also licensed under the CCA to carry on the activity of a consumer hire business for the purpose of leasing devices to merchants.

TeleCheck and TRS are subject to regulation, supervision, and examination from the Consumer Financial Protection Bureau. Further regulations may be imposed in the future as state governments and federal agencies identify and consider supplementary consumer financial protection, including laws regulating activities with respect to current or emerging technology such as automated dialers or pre-recorded messaging or calls to cellular phones, which could impair the collection by TRS of returned checks and those purchased under TeleCheck’s guarantee services. Moreover, reducing or eliminating access to and use of information on drivers licenses, requiring blocking of access to credit reports or scores, mandating score or scoring methodology disclosure and proscribing the maintenance or use of consumer databases could reduce the effectiveness of TeleCheck’s risk management tools or otherwise increase its costs of doing business.

In addition, several subsidiaries in our International segment are subject to comparable local laws regarding collection activities and obtaining credit reports.

Anti-money laundering and counter terrorist regulation We are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, BSA). The BSA, among other things, requires money services businesses (such as money transmitters, issuers of money orders and official checks, and providers of prepaid access) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and to maintain transaction records. Our subsidiary Money Network Financial LLC is a provider of prepaid access for various open loop prepaid programs for which it is the program manager and therefore must meet the requirements of the Financial Crimes Enforcement Network, the agency that enforces the BSA.

We are also subject to certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control (OFAC) which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations.

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

Money transmission and payment instrument licensing and regulation We are subject to various U.S. federal, state, and foreign laws and regulations governing money transmission and the issuance and sale of payment instruments, including some of our prepaid products.

In the U.S., most states license money transmitters and issuers of payment instruments. Many states exercise authority over the operations of our services related to money transmission and payment instruments and, as part of this authority, subject us to periodic examinations. Many states require, among other things, that proceeds from money transmission activity and payment instrument sales be invested in high-quality marketable securities before the settlement of the transactions. Such licensing laws also may cover matters such as regulatory approval of consumer forms, consumer disclosures and the filing of periodic reports by the licensee, and require the licensee to demonstrate and maintain levels of net worth. Many states also require money transmitters, issuers of payment instruments, and their agents to comply with federal and/or state anti-money laundering laws and regulations.

Escheat regulations We are subject to unclaimed or abandoned property (escheat) laws in the U.S. and abroad that require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time such as, in the Integrated Payment Systems business, payment instruments that have not been presented for payment or, in the Merchant Solutions segment, account balances that cannot be returned to a merchant following discontinuation of its relationship with us. A number of our subsidiaries hold property subject to escheat laws and we have an ongoing program to comply with those laws. We are subject to audit by individual U.S. states with regard to our escheatment practices.

Indirect Regulatory Requirements A number of our clients are financial institutions that are directly subject to various regulations and compliance obligations issued by the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency and other agencies responsible for regulating financial institutions. While these regulatory requirements and compliance obligations do not apply directly to us, many of these requirements materially affect the services we provide to our clients and us overall. To remain competitive, we expend significant resources to assist our clients in meeting their various compliance obligations, including the cost of updating our systems and services as necessary to allow our clients to comply with applicable laws and regulations, and the cost of dedicating sufficient resources to assist our clients in meeting their new and enhanced oversight and audit requirements established by the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, and others. We expect to expend significant resources on an ongoing basis in an effort to assist our clients in meeting their legal requirements.

Other Stored-value services we offer to issuers in the U.S. and internationally are subject to various federal, state, and foreign laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, escheat, anti-money laundering, banking, trade practices and competition, and wage and employment. These laws and regulations are evolving, unclear, and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on, us, financial institutions, merchants or others is in flux. At this time we are unable to determine the impact that the clarification of these laws and their future interpretations, as well as new laws, may have on us, financial institutions, merchants or others in a number of jurisdictions. These services may also be subject to the rules and regulations of the various international, domestic and regional schemes, networks, and associations in which we and the card issuers participate.

In addition, the Housing Assistance Tax Act of 2008 included an amendment to the Internal Revenue Code that requires information returns to be made for each calendar year by merchant acquiring entities and third-party settlement organizations with respect to payments made in settlement of payment card transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements. We could be liable for penalties if we are not in compliance with these regulations.

ITEM 1A.	RISK FACTORS

The following are certain risks that could affect our business and our results of operations. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations.

Business and Operational Risks

Our ability to anticipate and respond to changing industry and customer needs or trends may affect our competitiveness or demand for our products, which may adversely affect our operating results.

Changes in technology may limit the competitiveness of and demand for our services. Our businesses operate in industries that are subject to technological advancements, new competitors, developing industry standards, and changing customer needs and preferences. Also, our customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and customer changes in order to remain competitive within our relative markets. For example, our ability to provide innovative point-of-sale technology to our merchant customers could have an impact on our International and Merchant Solutions business. Furthermore, customers' potential negative reaction to our products and services can spread quickly through social media and damage our reputation before we have the opportunity to respond.

Security breaches or attacks of our systems may have a significant effect on our business.

In order to provide our services, we process and store sensitive business information and personal consumer information in order to provide our services. The confidentiality of the customer/consumer information that resides on our systems is critical to the successful operations of our business. We have what we deem to be sufficient security around the system to prevent unauthorized access to the system. However, our position in the global payments industry may attract hackers to conduct attacks on our systems that could compromise the security of our data. In addition, the increasing sophistication level of cyber criminals may increase the risk of a security breach of our systems. A breach of our products or systems processing or storing sensitive business information or personal consumer information could lead to claims against us, reputational damage, loss of customers’ confidence, as well as imposition of fines and damages, all of which could have a material adverse effect on our revenues, profitability, and future growth. In addition, as security threats continue to evolve we may be required to invest additional resources to modify the security of our systems, which could have a material adverse effect on our financial condition.

We depend, in part, on our merchant relationships and alliances to grow our Merchant Solutions business. If we are unable to maintain these relationships and alliances, our business may be adversely affected.

Our alliance structures take on different forms, including consolidated subsidiaries, equity method investments, and revenue sharing arrangements. Under the alliance program, a bank or other institution form an alliance with us, either contractually or through a separate legal entity. Merchant contracts may be contributed to the alliance by us and/or the bank or institution. The banks and other institutions generally provide card association sponsorship, clearing, and settlement services. These institutions typically act as a merchant referral source when the institution has an existing banking or other relationship. We provide transaction processing and related functions. Both alliance partners may provide management, sales, marketing, and other administrative services. The alliance structure allows us to be the processor for multiple financial institutions, any one of which may be selected by the merchant as their bank partner. We rely on the continuing growth of our merchant relationships, alliances, and other distribution channels. There can be no guarantee that this growth will continue. The loss of merchant relationships or alliance and financial institution partners could negatively impact our business and result in a reduction of our revenue and profit.

The market for our electronic commerce services is evolving and may not continue to develop or grow rapidly enough for us to maintain and increase our profitability.

If the number of electronic commerce transactions does not continue to grow or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on the profitability of our business, financial condition, and results of operations. We believe future growth in the electronic commerce market will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services, including our merchant suite, Clover, Perka, and Gyft solutions.

The ability to recruit, retain and develop qualified personnel is critical to our success and growth.

All of our businesses function at the intersection of rapidly changing technological, social, economic, and regulatory developments that requires a wide ranging set of expertise and intellectual capital. For us to successfully compete and grow, we must retain, recruit, and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. In addition, we must develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We cannot assure that key personnel, including executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on us.

Global economics, political and other conditions may adversely affect trends in consumer spending, which may adversely impact our revenue and profitability.

The global electronic payments industry depends heavily upon the overall level of consumer, business, and government spending. A sustained deterioration in the general economic conditions, particularly in the United States or Europe, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards. A reduction in the amount of consumer spending could result in a decrease of our revenue and profits.

A weakening in the economy could also force some retailers to close, resulting in exposure to potential credit losses and transaction declines and us earning less on transactions due also to a potential shift to large discount merchants. Additionally, credit card issuers may reduce credit limits and be more selective with regard to which they issue credit cards. Changes in economic conditions could adversely impact our future revenues and profits and result in a downgrade of our debt ratings which may lead to termination or modification of certain contracts and make it more difficult for us to obtain new business.

We are subject to the credit risk that our merchants will be unable to satisfy obligations for which we may also be liable.

We are subject to the credit risk of our merchants being unable to satisfy obligations for which we may also be liable. For example, our merchant acquiring alliances along with us are contingently liable for transactions originally acquired by us that are disputed by the cardholder and charged back to the merchants. If we or the alliance is unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, we or the alliance will bear the loss for the amount of the refund paid to the cardholder. We have an active program to manage our credit risk and often mitigate our risk by obtaining collateral. However, it is possible that a default on such obligations by one or more of our merchants could have a material adverse effect on our business.

Fraud by merchants or others could have a material adverse effect on our business, financial condition and results of operations.

We have potential liability for fraudulent electronic payment transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant or other party knowingly uses a stolen or counterfeit credit, debit or prepaid card, card number or other credentials to record a false sales transaction, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Increases in chargebacks or other liability could have a material adverse effect on our business, financial condition, and results of operations.

We may experience breakdowns in our processing systems that could damage customer relations and expose us to liability.

Our core business depends heavily on the reliability of our processing systems. A system outage could have a material adverse effect on our business, financial condition, and results of operations. Not only would we suffer damage to our reputation in the event of a system outage, but we may also be liable to third parties. Many of our contractual agreements with financial institutions require us to pay penalties if our systems do not meet certain operating standards. To successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include, but are not limited to, fire, natural disaster, unauthorized entry, power loss, telecommunications failure, computer viruses, terrorist acts, and war. Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures. We perform the vast majority of disaster recovery operations ourselves, though we utilize select third parties for some aspects of recovery, particularly internationally. To the extent we outsource our disaster recovery, we are at risk of the vendor’s unresponsiveness in the event of breakdowns in our systems. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

We may experience software defects, computer viruses and development delays, which could damage customer relations, our potential profitability and expose us to liability.

Our products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation, or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation-of-liability provisions in our license and customer agreements, we cannot assure that these measures will be successful in limiting our liability.

Future consolidation of client financial institutions or other client groups may adversely affect our financial condition.

We have experienced the negative impact of the substantial bank industry consolidation in recent years. Bank industry consolidation impacts existing and potential clients in our service areas, primarily in Financial Services and Merchant Solutions. Our alliance strategy could be negatively impacted as a result of consolidations, especially where the banks involved are committed to their internal merchant processing businesses that compete with us. Bank consolidation has led to an increasingly concentrated client base, resulting in a changing client mix for Financial Services as well as increased price compression. Further consolidation in the bank industry or other client base could have a negative impact on us, including a loss of revenue and price compression.

Acquisitions and integrating such acquisitions create certain risks and may affect our operating results.

We have been an active business acquirer and may continue to be active in the future. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business) and integration (managing the complex process of integrating the acquired company’s people, products, technology, and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition).

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

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of the two companies’ operations could have an adverse effect on our business, results of operations, financial condition or prospects.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business may be adversely affected.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If such financial institutions should stop providing clearing services we must find other financial institutions to provide those services. If we are unable to find a replacement financial institution we may no longer be able to provide processing services to certain customers, which could negatively impact our revenue and earnings.

Changes in card association and debit network fees or products could increase costs or otherwise limit our operations.

From time to time, card associations and debit networks increase the organization and/or processing fees (known as interchange fees) that they charge. It is possible that competitive pressures will result in us absorbing a portion of such increases in the future, which would increase our operating costs, reduce our profit margin, and adversely affect our business, operating results, and financial condition. In addition, the rules and regulations of the various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would further limit our use of capital for other purposes.

Our business may be adversely affected by risks associated with foreign operations.

We are subject to risks related to the changes in currency rates as a result of our investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. From time to time, we utilize foreign currency forward contracts or other derivative instruments to mitigate the cash flow or market value risks associated with foreign currency-denominated transactions. However, these hedge contracts may not eliminate all of the risks related to foreign currency translation. In addition, we may become subject to exchange control regulations that restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these factors could decrease the value of revenues and earnings we derive from our international operations and have a material adverse impact on our business.

Financial Risks

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

We are highly leveraged. As of December 31, 2014, we had $20.9 billion of total debt. Our high degree of leverage could have important consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use cash flow to fund our operations, capital expenditures, and future business opportunities;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the notes and the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	making it more difficult for us to obtain network sponsorship and clearing services from financial institutions or to obtain or retain other business with financial institutions;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our senior secured revolving credit facility has $1.0 billion in commitments that mature in September 2016. We may not be able to refinance our senior secured credit facilities or our other existing indebtedness because of our high levels of debt, debt incurrence restrictions under our debt agreements or because of adverse conditions in credit markets generally.

Increase in interest rates may negatively impact our operating results and financial condition.

Certain of our borrowings, including borrowings under our senior secured credit facilities to the extent the interest rate is not fixed by an interest rate swap, are at variable rates of interest. An increase in interest rates would have a negative impact on our results of operations by causing an increase in interest expense.

As of December 31, 2014, we had $8.6 billion aggregate principal amount of variable rate long-term indebtedness, of which interest rate swaps fix the interest rate on $5.0 billion in notional amount. We also had a $750 million fixed to floating swap to preserve the ratio of fixed and floating rate debt that we had prior to the April 2011 debt modification and amendment. As a result, as of December 31, 2014, the impact of a 100 basis point increase in interest rates would increase our annual interest expense by approximately $44 million. See the discussion of our interest rate swap transactions in Note 5 "Derivative Financial Instruments" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition and results of operations.

Our balance sheet includes goodwill and intangible assets that represent approximately 60% of our total assets at December 31, 2014. These assets consist primarily of goodwill and customer relationship intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and certain other intangible assets are not amortized. On a regular basis we assess whether there have been impairments in the carrying value of goodwill and certain intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations.

Unfavorable resolution of tax contingencies could adversely affect our tax expense.

Our tax returns and positions are subject to review and audit by federal, state, local, and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for material, known tax exposures relating to deductions, transactions, and other matters involving some uncertainty as to the proper tax treatment of the item. These reserves reflect what we believe to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. While we believe that the reserves are adequate to cover reasonably expected tax risks, there is no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial cost not in excess of any related reserve. An unfavorable resolution, therefore, could negatively impact our effective tax rate, financial position, results of operations, and cash flows in the current and/or future periods. Refer to Note 15 "Income Taxes" to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information.

As a voluntary filer, the information provided in our periodic reports is subject to limited regulatory oversight which may adversely impact our ability to provide accurate and complete financial reports. In addition, we could discontinue filing with the SEC at any time.

We are currently a voluntary filer and not subject to the periodic reporting requirements of the SEC. While we are required to provide certain information, including financial information, about our company to holders of our indebtedness pursuant to the agreements governing such indebtedness and our parent company is required to provide certain information to its shareholders, we may discontinue filing periodic reports with the SEC at any time. As a voluntary filer, our periodic reports will be subject to less oversight and regulatory scrutiny than those subject to the periodic reporting requirements of the SEC. In addition, even if we file a registration statement that is declared effective during the year and we become subject to the periodic reporting requirements of the SEC, any of our periodic reporting responsibilities will automatically terminate in the event that we have less than 300 shareholders after the year in which any registration statement that we file with the SEC becomes effective.

Regulatory and Legal Risks

Failure to comply with or changes in laws, regulations and enforcement activities may adversely affect the products, services and markets in which we operate.

We, and our customers, are subject to laws and regulations that affect the electronic payments industry in the many countries in which our services are used. In particular, our customers are subject to numerous laws and regulations applicable to banks, financial institutions and card issuers in the United States and abroad, and, consequently, we are at times affected by these federal, state, and local laws and regulations. The U.S. Congress and governmental agencies have increased their scrutiny of a number of credit card practices, from which some of our customers derive significant revenue. Regulation of the payments industry, including regulations applicable to us and our customers, has increased significantly in recent years. Failure to comply with laws and regulations applicable to our business may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of consent orders or civil and criminal penalties, including fines which could have an adverse effect on our results of operation and financial condition. We are subject to U.S. and international financial services regulations, a myriad of consumer protection laws, economic sanctions, laws and regulations, and anti-corruption laws, escheat regulations and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative financial effect on us. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which was signed into law in July 2010, significantly changed the U.S. financial regulatory system, including creating a new independent agency funded by the Federal Reserve Board, the Consumer Financial Protection Bureau, to regulate consumer financial products and services (including many offered by our customers), restricting debit card fees paid by merchants to issuer banks and allowing merchants to offer discounts for different payment methods.

Changes in credit card association or other network rules or standards could adversely affect our business.

In order to provide our transaction processing services, several of our subsidiaries are registered with Visa and MasterCard and other networks as members or service providers for member institutions. As such, we and many of our customers are subject to card association and network rules that could subject us or our customers to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by us, acquirer customers, processing customers, and merchants. Visa, MasterCard, and other networks, some of which are our competitors, set the standards with respect to which we must comply. The termination of our member registration or our status as a certified service provider, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to or through our customers, could have an adverse effect on our business, results of operations, and financial condition.

Failure to protect our intellectual property rights and defend ourselves from potential patent infringement claims may diminish our competitive advantages or restrict it from delivering our services.

Our trademarks, patents, and other intellectual property are important to our future success. The FIRST DATA trademark and trade name and the STAR trademark and trade name are intellectual property rights which are individually material to us. These trademarks and trade names are widely recognized and associated with quality and reliable service. Loss of the proprietary use of the FIRST DATA or STAR trademarks and trade names or a diminution in the perceived quality associated with them could harm the growth of our businesses. We also rely on proprietary technology. It is possible that others will independently develop the same or similar technology. Assurance of protecting our trade secrets, know-how or other proprietary information cannot be guaranteed. Our patents could be challenged, invalidated or circumvented by others, and may not be of sufficient scope or strength to provide us with any meaningful protection or advantage. If we are unable to maintain the proprietary nature of our technologies, we could lose competitive advantages and be materially adversely affected. The laws of certain foreign countries in which we do business or contemplate doing business in the future do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in judicial or administrative proceedings could prevent us from selling our services or prevent us from preventing others from selling competing services, and thereby may have a material adverse effect on the business and results of operations. Additionally, claims have been made, are currently pending, and other claims may be made in the future, with regard to our technology allegedly infringing on a patent or other intellectual property rights. Unfavorable resolution of these claims could either result in us being restricted from delivering the related product or service or result in a settlement that could be materially adverse to us.

Failure to comply with state and federal antitrust requirements could adversely affect our business.

Through our merchant alliances, we hold an ownership interest in several competing merchant acquiring businesses while serving as an electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, we actively maintain an antitrust compliance program. Notwithstanding our compliance program, it is possible that perceived or actual violation of state or federal antitrust requirements could give rise to regulatory enforcement investigations or actions. Regulatory scrutiny of, or regulatory enforcement action in connection with, compliance with state and federal antitrust requirements could have a material adverse effect on our reputation and business.

We are the subject of various legal proceedings which could have a material adverse effect on our revenue and profitability.

We are involved in various litigation matters. We are also involved in or are the subject of governmental or regulatory agency inquiries or investigations and makes voluntary self-disclosures to government or regulatory agencies from time to time. If we are unsuccessful in our defense in the litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees and/or change our business practices, any of which could have a material adverse effect on our revenue and profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2014, we and our subsidiaries owned or leased 67 domestic properties and 90 international properties. These facilities are used for operational, sales and administrative purposes, and are substantially all currently being utilized.

	Leased Facilities		Owned Facilities
	No.	Sq. Ft.	No.	Sq. Ft.
Facilities in the United States
Merchant Solutions	25	691,349	4	498,281
Financial Services	13	531,107	11	1,555,919
All Other and Corporate	12	960,495	2	140,762
International Facilities	81	907,146	9	357,569

Merchant Solutions’ principal operations are conducted in Melville, New York; Coral Springs, Florida; Hagerstown, Maryland; Houston, Texas; and Marietta, Georgia. The principal operations for Financial Services are located in Omaha, Nebraska; Chesapeake, Virginia; Wilmington, Delaware; and Maitland, Florida. The principal operations for International are located in Basildon, United Kingdom; Frankfurt, Germany; Buenos Aires, Argentina; Athens (Kryoneri), Greece; Thane, India; and Sydney, Australia. Our All Other and Corporate facilities include New York, New York; Atlanta, Georgia; and Greenwood Village, Colorado.

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. None of these matters, individually or in the aggregate, currently is material to us.

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. We had one record holder of common stock on February 27, 2015, and no equity securities of ours are authorized for issuance under any equity compensation plan.

In 2014, we paid five dividends totaling $686 million. In 2013, we paid three dividends totaling $28 million. The senior secured revolving credit facility, senior secured term loan facility, and the indentures governing the senior secured notes, senior unsecured notes, and senior subordinated notes limit our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity” included in Part II, Item 7 and Note 10 "First Data Corporation Stockholder's Equity and Redeemable Noncontrolling Interest" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 and the Consolidated Financial Statements and related notes thereto included in Part II, Item 8 of this form 10-K.

The Notes to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K contain additional information about various acquisitions, dispositions, and certain charges and benefits resulting from other operating expenses, and other income (expense) which affect the comparability of information presented.

Amounts below include acquisitions since the date acquired.

	December 31,
(in millions)	2014	2013	2012	2011	2010
Statement of operations data (Year-end):
Revenues	$11,151.8	$10,808.9	$10,680.3	$10,713.6	$10,380.4
Operating expenses (a)	9,699.3	9,630.3	9,578.3	9,728.2	9,782.2
Other operating expenses (b)	13.2	56.0	28.2	43.9	81.5
Interest expense	(1,753.0)	(1,880.7)	(1,897.8)	(1,833.1)	(1,796.6)
Net loss	(264.5)	(692.1)	(527.3)	(336.1)	(846.9)
Net loss attributable to First Data Corporation	(457.8)	(869.1)	(700.9)	(516.1)	(1,021.8)
Depreciation and amortization (c)	1,163.3	1,211.9	1,330.9	1,344.2	1,526.0
Balance sheet data (As of year-end):
Total assets	$34,269.3	$35,239.8	$37,899.0	$40,276.3	$37,544.1
Total current and long-term settlement assets	7,558.4	7,557.0	9,228.1	10,839.3	7,059.1
Total liabilities	31,551.1	33,477.9	35,205.2	36,800.9	33,456.1
Settlement obligations	7,557.3	7,553.4	9,226.3	10,837.8	7,058.9
Long-term borrowings	20,711.4	22,556.8	22,528.9	22,521.7	22,438.8
Other long-term liabilities (d)	1,309.1	1,303.1	1,331.4	1,459.0	2,153.3
Redeemable noncontrolling interest	70.4	69.1	67.4	67.4	28.1
Total equity	2,647.8	1,692.8	2,626.4	3,408.0	4,059.9

(a)	Operating expenses include Cost of services; Cost of products sold; Selling, general, and administrative; Reimbursable debit network fees, postage and other; and Depreciation and amortization.

(b)	Other operating expenses include Restructuring, net; Impairments; Litigation and regulatory settlements; and Other as applicable to the periods presented.

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
Executive Overview

We operate electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail, and debit card issuing and processing services; prepaid card services; and check verification, settlement and guarantee services.
For the year ended December 31, 2014, revenues and operating profits increased 3% to $11.2 billion and 28% to $1.4 billion, respectively, led by growth in the Financial Services and International segments. Currency negatively impacted revenue and operating profit by 1% and 2%, respectively.
Net loss attributable to First Data for the year ended December 31, 2014 improved 47% to $458 million and in the fourth quarter of 2014, we generated net income of $12 million, the first profitable quarter since the 2007 privatization.
During 2014, we made significant changes to our capital structure. This included our parent company, First Data Holdings Inc. (FDH), completing a $3.5 billion private equity placement. $2.5 billion of the net proceeds were contributed to us as a capital contribution and used to strengthen our balance sheet by paying down debt. Additionally, we repriced $5.7 billion of our 2018 Term Loans. As a result, we now have a weighted average interest rate of 7.4% across the debt and as of December 31, 2014, approximately 80% of our debt is at a fixed rate, providing a measure of protection if interest rates begin to rise. These combined actions improved net leverage by 1.3 turns and will significantly lower annual cash interest payments by approximately $228 million.

Recently, we launched several new products that help our clients grow their businesses including:

•	Clover Station - our tablet based integrated point of sale solution that radically simplifies the way small and medium businesses operate.

•
InsighticsSM - an innovative cloud-based software that unlocks the power of big data behind payment transactions to give small and medium size business merchants the ability to monitor key business metrics affecting their business, better understand customers to engage effectively, and derive more value from marketing and loyalty programs to grow revenue.

•
Perka - a digital loyalty marketing platform, an alternative to traditional paper and plastic card-based incentive programs. With Perka, virtually any merchant can customize and launch a mobile loyalty program that works on all cell phones, creating customer loyalty and driving growth.

•
Gyft - the leading digital platform that enables consumers to buy, send, manage, and redeem gift cards using mobile devices. Gyft’s exceptional capabilities, combined with our long-standing leadership in prepaid solutions, create a distinct combination in a rapidly growing market for virtual gift cards. Additionally, in October Gyft became the first gift card solution to enable consumers to buy virtual gift cards with Apple Pay's in-app payment functionality.

In 2015, we will launch Clover Mobile, which gives businesses all the great functionality of Clover Station, but with the freedom of being entirely untethered from the countertop, whether it is within their store or on the road.

We have also partnered with both Visa and MasterCard to advance Europay, MasterCard and Visa (EMV) in the U.S. as our STAR network became one of the first debit networks to assist issuers, acquirers, and merchants with equal access to a shared EMV chip card technology. Furthermore, we have partnered with Verifone to help U.S. merchants reduce exposure to payment data breaches and expedite merchant acceptance of EMV. Through this relationship, payment data will flow through First Data's TransArmor data protection solution, enabling encrypted delivery directly to First Data from the Verifone payment terminal. We also collaborated with Apple as part of its Apple Pay initiative, supporting both our issuing and our merchant clients as the industry continues to evolve towards mobile.

Internationally, we expanded our presence in Brazil in the third quarter of 2014 with our launch of BIN, our acquiring solution developed specifically for Brazil. Brazil is one of the fastest-growing payments markets in the world and our partnership with local banking cooperative, Bancoob, is providing access to an existing base of merchants and sponsorship to expand into other areas within Brazil.

Segment Discussion

During the first quarter of 2014, we renamed our Retail and Alliance Services segment to Merchant Solutions to better reflect our transformation from a processor to a solutions and technology provider.

On October 1, 2014, we announced the expansion of our Management Committee. We are evaluating the changes to our reporting that may be made as a result of the expansion, to best assist the chief operating decision maker (our Chief Executive Officer) in monitoring and managing the businesses. Should the reporting change, we will retroactively revise our segment disclosures.

Merchant Solutions segment The Merchant Solutions segment is comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards, and checks. The segment’s merchant processing and acquiring services include authorization, transaction capture, settlement, chargeback handling and Internet-based transaction processing and are the largest component of the segment’s revenue. A majority of these services pertain to transactions in which consumer payments to merchants are made through a payment network (such as VISA or MasterCard), a debit network (such as STAR Network, which is owned by us), or other payment issuers/networks (such as American Express and Discover).

Many of the segment’s services are offered through alliance arrangements. Financial results of the merchant alliance strategy appear both in the “Transaction and processing service fees” and “Equity earnings in affiliates” line items of the Consolidated Statements of Operations. We evaluate the Merchant Solutions segment based on our proportionate share of the results of these alliances. Refer to “Segment results” below for a more detailed discussion.

Merchant processing and acquiring revenues are driven most significantly by the number of transactions, dollar volumes of those transactions, and trends in consumer spending between national, regional, and local merchants. Consumers continue to increase the use of credit, debit, and stored-value cards in place of cash and paper checks. Internet payments continue to grow and are becoming a larger portion of our transactions. While transactions over the internet may involve increased risk, these transactions typically generate higher profits for us. We continue to enhance our fraud detection and other systems to address such risks.

In addition, Merchant Solutions provides check verification, settlement, and guarantee services. We continue to see a decrease in the use of checks which negatively affects our check verification, settlement, and guarantee business. The segment also manages prepaid stored-value card issuance and processing services (i.e. gift cards) for retailers and others.

Financial Services segment The Financial Services segment provides issuer card and network solutions and payment management solutions for card-based payments. Financial Services also offers services to facilitate customer communications, billing, online banking, and consumer bill payment. Issuer card and network solutions includes credit, retail, and debit card processing, debit network services, and output services for financial institutions and other organizations offering credit cards, debit cards, and retail private label cards to consumers and businesses to manage customer accounts. Output services include statement and letter printing, embossing (including EMV chip-card personalization), and mailing services. The segment also provides remittance processing services, information services, and other payment services such as remote deposit, clearing services, and processing for payments which occur in such forms as checks, ACH, wire transfer, and stored-value cards. The segment’s largest components of revenue consist of processing services including account management, transaction authorization and posting and network switching.

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

Debit processing revenue is derived mostly from the processing of transactions where we could receive multiple fees for a transaction, depending on our role. We continue to see a shift to the use of debit and credit cards from checks and cash. The shift to debit cards negatively affects our remittance processing business.

The underlying economic drivers of credit card issuance are population demographics and employment. Strengthening in the economy typically results in an improved credit risk profile, allowing card issuers to be more aggressive in their marketing campaigns to issue cards. Conversely, a weakening in the economy typically results in a tightening of the credit market with fewer consumers qualifying for credit.

International segment The primary service offerings of the International segment are substantially the same as those provided in the Merchant Solutions and Financial Services segments.

The International acquiring services facilitate the merchants’ ability to accept credit, debit, and stored-value cards. The segment’s merchant processing and acquiring services include authorization, transaction capture, settlement, chargeback handling, and Internet based transaction processing and are the largest component of the segment’s revenue.

The International issuing services provide issuer card, output services, ATM services, and professional services. Issuer card and network solutions includes credit, retail, and debit card processing for financial institutions and other organizations offering credit cards, debit cards, and retail private label cards to consumers and businesses to manage customer accounts. Output services include statement and letter printing, embossing and mailing services, and call center services. ATM services include processing, acquiring, and switching services. Additionally, the International issuing services provides licensing for card processing software, and professional services.

The International segment revenue drivers are similar to the Merchant Solutions and Financial Services segment. The International acquiring service revenues are driven most significantly by the number of transactions, dollar volumes of those transactions, and trends in consumer spending. The International issuing service revenues for issuer card and network solutions are driven primarily by accounts on file, with active accounts having a larger impact on revenue than inactive accounts. Additionally, the International segment revenue is impacted by foreign exchange rate movements as well as the macroeconomic forces within countries where the services are being sold.

All Other and Corporate

All Other and Corporate is comprised of our business units not included in the segments noted above, primarily our government services business and our official check business that is winding down, as well as our support functions.
Components of Revenue and Expenses

For a description of the components of operating revenues and expenses as presented in the Consolidated Statements of Operations, refer to Part I, Item 1 of this Form 10-K. Descriptions of the revenue recognition policies are included in Note 1 "Summary of Significant Accounting Policies" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Results of Operations

Consolidated results should be read in conjunction with Note 13 "Segment Information" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which provides more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated within the consolidated results.
Operating revenues overview

	Year ended December 31,			Percent Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Transaction and processing service fees	$6,655.5	$6,464.3	$6,452.1	3%	—%
Product sales and other	892.8	837.2	866.7	7%	(3)%
Reimbursable debit network fees, postage, and other	3,603.5	3,507.4	3,361.5	3%	4%
Total revenues	$11,151.8	$10,808.9	$10,680.3	3%	1%

Transaction and processing service fees revenue increased during 2014 compared to 2013 primarily due to increased card services and merchant related services revenue as a result of net new business and organic growth, both domestically and internationally. Revenue increased due to growth in transactions and volume, offset by lower rates, changes in mix, and attrition. As expected, we continue to experience decreases in check processing revenue primarily as a result of lower overall check volumes due to a shift toward electronic payments. During 2014, foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rate compared to the same period in 2013 by approximately 1 percentage point.

Revenue remained flat in 2013 compared to 2012 as increases in merchant related services revenue were offset by decreases in card services and check services. The net increases in merchant related services revenue resulted from increases in both domestic and international merchant transactions and dollar volumes in addition to new sales, pricing increases, and network routing incentives. These increases were offset by decreases resulting from the impact of merchant mix on transactions and dollar volumes, the effects of shifts in pricing mix, merchant attrition, and price compression. The decreases in card services revenue resulted primarily from net lost business both domestically and internationally. We experienced decreases in check processing revenue as a result of lower overall check volumes and merchant attrition. The foreign currency exchange rate movements did not materially impact the transaction and processing service fees revenue growth rate for 2013 compared to 2012.

Product sales and other revenue increased during 2014 compared to 2013 due to higher equipment sales and revenue streams with lower variable expenses such as portfolio growth in the leasing business, including interest income and fees on terminal leases, and the $12 million sale of a merchant portfolio in Poland in the fourth quarter for 2014. During 2014, we recognized $5 million for contract settlements and waivers. The foreign currency exchange rate movements negatively impacted the product sales and other growth rate for 2014 compared to 2013 by approximately 3 percentage points.

Revenue decreased in 2013 compared to 2012 due to a decline in domestic terminal sales, including lower bulk sales, a decrease in international software license sales and foreign currency exchange rates partially offset by growth in professional services revenue resulting from new projects. Foreign currency exchange rate movements negatively impacted the product sales and other growth rate in 2013 compared to 2012 by approximately 2 percentage points.

Reimbursable debit network fees, postage, and other revenue increased in 2014 and 2013 due to transaction and volume growth related to debit network fees related to both new and existing customers partially offset by changes in regulated financial institution mix.

Operating expenses overview

	Year ended December 31,			Percent Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Cost of services (exclusive of items shown below)	$2,741.3	$2,808.8	$2,863.5	(2)%	(2)%
Cost of products sold	337.2	334.0	336.3	1%	(1)%
Selling, general, and administrative	1,961.8	1,888.8	1,825.4	4%	3%
Reimbursable debit network fees, postage, and other	3,603.5	3,507.4	3,361.5	3%	4%
Depreciation and amortization	1,055.5	1,091.3	1,191.6	(3)%	(8)%
Other operating expenses, net	13.2	56.0	28.2	(76)%	99%
Total Expenses	$9,712.5	$9,686.3	$9,606.5	—%	1%

Cost of services expense decreased in 2014 compared to 2013 due to our focus on operational and processing efficiencies including lower headcount and changes in compensation programs, a tax recovery in Australia, and lower bonus expense partially offset by product development initiatives and a $22 million reserve for uncollectible receivables in Latin America.

Cost of services expense decreased in 2013 compared to 2012 mostly due to cost reduction initiatives offset by increases in product development costs.

Selling, general, and administrative

	Year ended December 31,			Percent Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Salaries, wages, bonus, and other	$740.9	$741.2	$700.2	—%	6%
Outside professional services	721.8	684.2	674.0	5%	2%
Commissions	146.8	136.4	151.5	8%	(10)%
Other	352.3	327.0	299.7	8%	9%
Selling, general, and administrative expense	$1,961.8	$1,888.8	$1,825.4	4%	3%

Selling, general, and administrative expense increased in 2014 compared to 2013 largely due to growth in payments to independent sales organizations resulting from increased transactions and volumes, higher legal fees, and expenses incurred throughout 2014 related to the transition of several corporate functions from Denver to Atlanta. Other, which includes advertising and promotional expenses, business travel and entertainment expenses, and other selling expenses, increased mainly due to increased marketing expenditures related to new products. Commissions expense increased due to increased sales.

Selling, general, and administrative expense increased in 2013 compared to 2012 largely due to increased sales staff, $8 million in litigation expense, and $3 million additional non-payroll taxes, partially offset by reduced commissions expense due to lower payouts related to lower sales volume.

Reimbursable debit network fees, postage, and other expense increased in 2014 and 2013 due to transaction and volume growth related to debit network fees related to both new and existing customers, partially offset by changes in regulated financial institution mix.

Depreciation and amortization expense decreased in 2014 and 2013 due to a decrease in the amortization of certain intangible assets that are being amortized on an accelerated basis and certain other assets that have become fully amortized, partially offset by amortization of new assets.

Other operating expenses, net includes restructuring, litigation and regulatory settlements, impairments, and other as applicable to the periods presented. Refer to Note 2 “Restructuring” to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for details regarding restructuring charges. In the fourth quarter of 2014, we began an off-shoring initiative to employ lower cost offshore resources that is expected to be complete by 2019 with an incremental cost range between $50 million to $100 million that will mainly be incurred over the next two years.
Interest income (expense)

	Year ended December 31,			Percent Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Interest income	$10.6	$11.1	$8.8	(5)%	26%
Interest expense	(1,753.0)	(1,880.7)	(1,897.8)	(7)%	(1)%
Interest expense decreased in 2014 compared to 2013 due to lower outstanding debt balances as a result of debt extinguishments, lower interest rates as a result of debt exchanges and refinancing, and lower financing fees amortization. Refer to Note 6 "Borrowings" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Interest expense decreased slightly in 2013 compared to 2012 due to the de-designation of cash flow hedges, which resulted in the reclassification of $115 million of accumulated losses from other comprehensive income (OCI) into interest expense during 2012. This was substantially offset by increased interest expense related to higher interest rates resulting from debt modifications and amendments. As of December 31, 2013, there were no amounts carried in OCI related to interest rate swaps. Refer to Note 5 “Derivative Financial Instruments” to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.

Loss on debt extinguishment

Loss on debt extinguishment We incurred a $260 million loss on the extinguishment of $2.2 billion of outstanding debt during the third quarter of 2014.

Other income (expense)

	Year ended December 31,
(in millions)	2014	2013	2012
Investment gains and (losses)	$100.2	$2.4	$(7.7)
Derivative financial instruments gains and (losses)	0.3	(24.4)	(91.4)
Divestitures, net	1.6	(5.4)	—
Non-operating foreign currency gains and (losses)	59.1	(19.5)	4.8
Other income (expense)	$161.2	$(46.9)	$(94.3)

Investment gains and (losses) Gains in 2014 relate primarily to the sale of our 30% minority interest in EFS which resulted in a pretax gain of $98 million. The net investment losses in 2012 relate primarily to the impairment of a strategic investment.

Derivative financial instruments gains and (losses) The net loss in 2013 was due to fair value adjustments for interest rate swaps and cross currency swaps that are not designated as accounting hedges while the loss in 2012 was primarily driven by fair value adjustments related to interest rate swaps.

Non-operating foreign currency gains and (losses) Amounts represent net gains and losses related to currency translations on our intercompany loans and euro-denominated debt. The gain during 2014 was driven by the U.S. dollar strengthening against the Euro.
Income taxes

	Year ended December 31,
(in millions)	2014	2013	2012
Income tax expense (benefit)	$82.1	$86.5	$(224.0)
Effective income tax rate	(45.0)%	(14.3)%	29.8%

The effective tax rates in each year differ from the statutory rates primarily as a result of recognizing tax expense in jurisdictions with pretax income while being precluded from recognizing deferred tax benefits on pre-tax losses in the U.S. and certain foreign jurisdictions that are subject to valuation allowances. In each year, the negative impact from the valuation allowance was partially offset by us not having to record tax expense attributable to the noncontrolling interest portion of pretax income from pass through entities.

Following the recognition of significant valuation allowances in 2012, we have regularly experienced substantial volatility in our effective tax rate in interim periods and across years. This is due to deferred income tax benefits not being recognized in several jurisdictions, changes in the amount, mix, and timing of pretax earnings in tax paying jurisdictions can have a significant impact on the overall effective tax rate. This interim and full year volatility is likely to continue in future periods until the valuation allowances can be released.

Since 2007, we have been and continue to be in a net operating loss position in the U.S. federal and combined state jurisdictions. These net operating losses caused our net deferred tax assets to exceed our net deferred tax liabilities as of December 31, 2014. This net deferred tax asset position, combined with the history of operating losses is significant negative evidence that under the more likely than not criteria requires us to record a valuation allowance against our net deferred tax assets. Further, we are not able to record a benefit related to tax losses in many separate filing states and certain foreign countries, requiring the establishment of valuation allowances.

Despite the net operating loss position discussed above, we continue to incur income tax expense in some states for which we file returns on a separate entity basis and in certain foreign countries. Generally, these foreign income taxes would result in a foreign tax credit in the U.S. However, due to limitations placed by the U.S. foreign tax credit rules, we have also established a partial valuation allowance against our foreign tax credits.

Our liability for unrecognized tax benefits was approximately $236 million as of December 31, 2014. We anticipate it is reasonably possible that our liability for unrecognized tax benefits may decrease by approximately $122 million within the next twelve months as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries, and the lapse of the statute of limitations in various state and foreign jurisdictions.

We or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2014, we were no longer subject to income tax examination by the U.S. federal jurisdiction for years before 2005. State and local examinations are substantially complete through 2006. Foreign jurisdictions generally remain subject to examination by their respective authorities from 2008 forward, none of which are considered major jurisdictions. Refer to Note 15 "Income Taxes" to our Consolidated Financial Statements in Part II, Item 8 of this form 10-K for additional information.
Equity earnings in affiliates

	Year ended December 31,			Percent Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Equity earnings in affiliates	$219.6	$188.3	$158.2	17%	19%

Equity earnings in affiliates increased in 2014 and 2013 mostly due to higher volumes and pricing initiatives as well as a decrease in amortization. The sale of EFS in the second quarter of 2014 did not significantly impact these earnings.
Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Year ended December 31,			Percent Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	$193.3	$177.0	$173.6	9%	2%
Most of the net income attributable to noncontrolling interests and redeemable noncontrolling interest relates to our consolidated merchant alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interest increased in 2014 compared to 2013 due to organic growth, new revenue, and lower credit losses from our consolidated alliances.
Income increased in 2013 compared to 2012 due most significantly to increased profit by one of our merchant alliances driven by increased volumes and network routing incentives.
Segment results We classify our businesses into three segments: Merchant Solutions, Financial Services, and International. All Other and Corporate is not discussed separately as its results that had a significant impact on operating results are discussed in the consolidated results discussion above.

The business segment measurements provided to and evaluated by the chief operating decision maker are computed in accordance with the principles listed below.

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•
Segment revenue includes equity earnings in affiliates (excluding amortization expense) and intersegment revenue. Merchant Solutions segment revenue does not include equity earnings because it is reported using proportionate consolidation as described below.

•	Segment revenue excludes reimbursable debit network fees, postage, and other revenue.

•
Segment EBITDA includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses, and other income (expense). Merchant Solutions segment EBITDA does not include equity earnings because it is reported using proportionate consolidation as described below. Additionally, segment EBITDA is adjusted for items similar to certain of those used in calculating our compliance with debt covenants. The additional items that are adjusted to determine segment EBITDA are:

•	stock based compensation and related expense is excluded;

•	official check and money order businesses’ EBITDA are excluded as these are winding down;

•
certain costs directly associated with the termination of the Chase Paymentech Solutions alliance and expenses related to the conversion of certain Banc of America Merchant Services, LLC (BAMS) alliance merchant clients onto our platforms (excludes costs accrued in purchase accounting). Effective October 1, 2011, we and Bank of America N.A. (the Bank) jointly decided to have us operate the Bank’s legacy settlement platform. Transition costs associated with the revised strategy are also excluded from segment EBITDA;

•	debt issuance costs are excluded and represent costs associated with issuing debt and modifying our debt structure; and

•	KKR related items including annual sponsor and other fees for management, consulting, financial, and other advisory services are excluded.

•
Merchant Solutions segment revenue and EBITDA are reflected based on our proportionate share of the results of its investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. In addition, Merchant Solutions segment measures reflect commission payments to certain independent sales organizations (ISOs), which are treated as an expense in the Consolidated Statements of Operations, as contra revenue to be consistent with revenue share arrangements with other ISO’s that are recorded as contra revenue.

•
Corporate operations include administrative and shared service functions such as the executive group, legal, tax, treasury, internal audit, accounting, human resources, information technology, and procurement. Costs incurred by Corporate that are directly attributable to a segment are allocated to the respective segment. Administrative, shared service, and certain information technology costs are retained by Corporate.

Merchant Solutions segment results

	Year ended December 31,			Percent Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Transaction and processing service fees	$3,253.5	$3,255.2	$3,198.8	—%	2%
Product sales and other	414.3	384.2	404.0	8%	(5)%
Segment revenue	$3,667.8	$3,639.4	$3,602.8	1%	1%
Segment EBITDA	$1,664.6	$1,629.8	$1,594.8	2%	2%
Segment margin	45%	45%	44%	—	100 bps

Key indicators:
Domestic merchant transactions (a)	41,251.3	40,266.2	38,644.2	2%	4%

(a)
Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, American Express and Discover, PIN-debit, electronic benefits transactions, processed-only, and gateway customer transactions at the POS. Domestic merchant transactions reflect 100% of alliance transactions. Domestic merchant transactions for the years ended December 31, 2013 and 2012 reflect an updated count of transactions.

Transaction and processing service fees revenue

	Year ended December 31,			Percent Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Acquiring revenue	$2,448.1	$2,416.6	$2,368.7	1%	2%
Check processing revenue	249.2	274.3	306.1	(9)%	(10)%
Prepaid revenue	321.9	341.1	306.5	(6)%	11%
Processing fees and other revenue from alliance partners	234.3	223.2	217.5	5%	3%
Total transaction and processing service fees revenue	$3,253.5	$3,255.2	$3,198.8	—%	2%

Acquiring revenue grew slightly in 2014 and 2013 due to growth in merchant transactions and dollar volumes, new sales and pricing increases, primarily due to regional merchants and network routing incentives, including $12 million of incentives in 2014. These increases were partially offset by decreases resulting from the impact of merchant mix on transaction and dollar volumes, the effects of shifts in pricing mix, merchant attrition, and price compression.

Transaction growth in 2014 compared to 2013 was driven by our national and ISO merchants, which contributed to lower revenue per transaction. Transaction growth was also negatively impacted by Walmart's shift to a dual processor strategy in the first quarter or 2014.

Transaction growth outpaced revenue growth in 2013 compared to 2012 driven by the factors noted above, particularly merchant mix, pricing mix, and price compression. A greater portion of transaction growth was driven by our national merchants which contributed to lower revenue per transaction.

Check processing revenue decreased in 2014 compared to 2013 and in 2013 compared to 2012 due to lower overall check volumes from continued check writer and merchant attrition.

Prepaid revenue decreased in 2014 compared to 2013 due to the disposition of a noncore transportation payments joint venture, EFS in the second quarter of 2014, partially offset by higher transaction volumes within the open loop payroll distribution program related to existing customers and new business. The disposition occurred in late May 2014 and had an approximate $30 million negative impact on segment revenue in 2014. Refer to Note 3 "Acquisitions and Dispositions" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.

Prepaid revenue increased in 2013 compared to 2012 due to higher transaction volumes within the open loop payroll distribution program related to new and existing business, higher closed loop transaction volumes as well as higher card shipments. In addition, prepaid revenue increased in 2013 versus 2012 by 4 percentage points due to growth in one of our alliances, resulting from the acquisition of a payment solutions business that occurred in the fourth quarter of 2012.

Processing fees and other revenue from alliance partners increased in 2014 compared to 2013 and 2013 compared to 2012 due to increased volume within our merchant alliances.

Product sales and other revenue increased in 2014 compared to 2013 due to higher equipment sales and portfolio growth in the leasing business, including interest income and fees on terminal leases.

Product sales and other revenue decreased in 2013 compared to 2012 primarily due to a decline in terminal sales including lower bulk sales.

Merchant Solutions Segment EBITDA increased in 2014 compared to 2013 from the impact of the revenue items noted above. Expenses were flat in 2014 compared to 2013 as a result of cost reduction efforts, primarily in operations costs, that were reinvested into product investment costs. The EFS disposition had a negative impact of approximately $15 million on segment EBITDA in 2014.

Merchant Solutions segment EBITDA increased in 2013 compared to the same period in 2012 as a result of overall growth from the revenue items noted above, slightly offset by increased expenses primarily in provisions for uncollectible receivables recorded in the first and third quarters of 2013 and increased technology and operations costs including product investments.

Financial Services segment results

	Year ended December 31,			Percent Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Transaction and processing service fees	$1,412.6	$1,320.3	$1,350.0	7%	(2)%
Product sales and other	48.9	48.2	40.1	1%	20%
Segment revenue	$1,461.5	$1,368.5	$1,390.1	7%	(2)%
Segment EBITDA	$741.3	$617.9	$603.1	20%	2%
Segment margin	51%	45%	43%	600 bps	200 bps

Key indicators:
Domestic debit issuer transactions (a)	11,697.0	11,313.9	12,113.8	3%	(7)%
Domestic active card accounts on file (average for the period) (b)	164.1	147.0	132.4	12%	11%

(a)	Domestic debit issuer transactions include signature and PIN-debit transactions, STAR, and non-STAR branded.

(b)	Domestic active card accounts on file reflect the average number of bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the periods presented.

Transaction and processing service fees revenue

	Year ended December 31,			Percent Change
(in millions)	2014	2013	2012	2014. vs 2013	2013 vs. 2012
Credit card, retail card, and debit processing	$955.0	$887.0	$911.5	8%	(3)%
Output services	268.6	243.7	229.8	10%	6%
Other revenue	189.0	189.6	208.7	—%	(9)%
Total transaction and processing service fees revenue	$1,412.6	$1,320.3	$1,350.0	7%	(2)%

Credit card, retail card, and debit processing revenue increased in 2014 compared to 2013. Growth in credit card and retail card processing revenue outpaced debit processing revenue growth in 2014 compared to 2013. Credit card and retail card processing revenue increased due to net new business and growth from existing customers, partially offset by price compression on contract renewals and other net pricing incentives. Domestic active card accounts on file increased in 2014 versus 2013 primarily from net new account conversions and growth from existing customers. Debit processing revenue increased in 2014 compared to 2013 due to internal growth and a new transaction routing program that was introduced in the first quarter of 2014, partially offset by net lost and disposed business and price compression on contract renewals.

Credit card, retail card, and debit processing revenue decreased in 2013 compared to 2012 as decreases in debit processing revenue offset growth in credit card and retail card processing revenue. Credit card and retail card processing revenue increased due primarily to growth from existing customers and net new business, partially offset by price compression on contract renewals as well as volume based pricing incentives. Domestic active card accounts on file increased in 2013 versus 2012 primarily from net new account conversions and growth from existing customers. Debit processing revenue decreased in 2013 compared to 2012 due to net lost business, including the loss of a large financial institution that completed its final deconversion in the third quarter of 2012, and price compression on contract renewals and other net pricing incentives.

Debit issuer transactions increased in 2014 compared to 2013 due to growth from existing customers, partially offset by net lost business.

Debit issuer transactions decreased in 2013 compared to 2012 due to net lost business and a decline in gateway transactions, partially offset by growth from existing customers.

Output services revenue increased in 2014 compared to 2013 due to growth in the print business, derived from new and existing customers, and growth in the plastics business, derived from new and existing customers, which includes EMV personalization charges.

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

Financial Services Segment EBITDA increased significantly in 2014 compared to 2013 due to the impact of the revenue items noted above as well as decreased operating expenses, as a result of lower headcount and changes in compensation programs. The decrease in operating expenses positively impacted the segment EBITDA growth rate by 5 percentage points in 2014 when compared to 2013.

Financial Services segment EBITDA increased in 2013 compared to 2012 due mostly to decreased operating expenses resulting from our cost reduction initiatives partially offset by declines in revenue noted above. The decrease in operating expenses positively impacted the segment EBITDA growth rate by 6 percentage points in 2013 when compared to 2012.
International segment results

	Year ended December 31,			Percent Change
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Transaction and processing service fees	$1,378.5	$1,320.3	$1,291.2	4%	2%
Product sales and other	383.6	367.2	391.0	4%	(6)%
Equity earnings in affiliates	29.7	31.9	36.2	(7)%	(12)%
Segment revenue	$1,791.8	$1,719.4	$1,718.4	4%	—%
Segment EBITDA	$532.7	$475.3	$483.8	12%	(2)%
Segment margin	30%	28%	28%	200 bps	—

Key indicators:
International transactions (a)	10,222.4	9,450.0	8,556.5	8%	10%
International card accounts on file (end of period) (b)	86.0	78.8	73.6	9%	7%

(a)
International transactions include VISA, MasterCard, and other payment network merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway, and ATM transactions. International transactions for the year ended December 31, 2013 and 2012 reflect an updated count of transactions.

(b)	International card accounts on file include bankcard and retail.

Segment revenue in 2014 compared to 2013 was impacted by the items discussed below as well as foreign currency exchange rate movements. Foreign currency exchange rate movements negatively impacted the total segment revenue growth rates in 2014 compared to 2013 by 4 percentage points and negatively impacted growth rates in 2013 compared to 2012 by 2 percentage points.

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

Transaction and processing service fees revenue increased in 2014 compared to 2013 due to volume growth in the card issuing and merchant acquiring businesses. The majority of increases in the merchant acquiring businesses resulted from volume growth in the merchant acquiring alliances, partially offset by lost processing business in Canada. Revenue in the card issuing business increased primarily from transaction and volumes growth from existing customers in Argentina, new business from existing clients in the United Kingdom and Greece, as well as inflation in Argentina. In 2014, foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rate by approximately 3 percentage points compared to the same period in 2013.

Transaction and processing service fees revenue increased in 2013 compared to 2012 primarily due to volume growth and pricing in the merchant acquiring businesses and card issuing businesses partially offset by lost business in the card issuing businesses. The majority of increases in the merchant acquiring businesses resulted from volume growth in merchant acquiring alliances and direct sales channels primarily in Ireland, United Kingdom, and Poland. Revenue in the card issuing businesses declined primarily due to lost business in Australia and Germany partially offset by volume growth from existing customers in Argentina and the United Kingdom. In 2013, foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rate by 2 percentage points compared to 2012.

Transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was driven mostly by the mix of transaction types and the impact of foreign currency exchange rate movements. International card accounts on file increased in 2014 compared to 2013 primarily due to new portfolios of existing clients in the United Kingdom, partially offset by the removal of inactive accounts in Canada.

Product sales and other revenue increased in 2014 compared to 2013 primarily due to the $12 million sale of a merchant portfolio in Poland in the fourth quarter. In 2014, foreign currency exchange rate movements negatively impacted the growth rate for product sales and other revenue in 2014 compared to 2013 by 8 percentage points.

Product sales and other revenue decreased in 2013 compared to 2012 due to a decrease in software license sales and lower bulk terminal sales in Canada due to exiting this line of business. In 2013, foreign currency exchange rate movements negatively impacted the growth rate for product sales and other revenue in 2013 compared to 2012 by 3 percentage points.

International Segment EBITDA increased in 2014 compared to 2013 due to the revenue items noted above and a combined $9 million from a tax recovery in Australia and lower bonus expense, partially offset by an unfavorable tax outcome in Argentina. The segment EBITDA growth rate for 2014 compared to 2013 was negatively impacted by 6 percentage points from the impact of foreign currency exchange rate movements.

Segment EBITDA decreased in 2013 compared to 2012 due to the impact of foreign currency exchange rate movements which adversely impacted the segment EBITDA growth rate by 3 percentage points. Segment EBITDA in 2013 benefited from the revenue items noted above as well as decreased operating expenses driven by cost savings initiatives. Segment EBITDA growth in 2013 compared to 2012 was adversely impacted by increased costs related to the expansion of our merchant acquiring business as well as the decrease in software license sales described above.
Capital Resources and Liquidity

Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against our revolving credit facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in our debt structure as well as our cash flow activities and the sources and uses of funds during the years ended December 31, 2014, 2013, and 2012.

Over the past few years, we completed various amendments and modifications to certain of our debt agreements in an effort to extend our debt maturities and lower interest rates. Details regarding our debt structure are provided in Note 6 "Borrowings" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

On July 11, 2014, FDH, our direct parent, completed the issuance of $3.5 billion of its Class B common equity in a private placement. Approximately $2.5 billion of the net proceeds from the private placement were contributed to us as a capital contribution and the funds were used to repay approximately $2.2 billion of debt and $214 million in call premiums.

Additionally, on July 18, 2014, we repriced approximately $5.7 billion of 2018 term loans, reducing the interest rate by 50 basis points and saving over $25 million in annual interest expense. The debt pay down from the equity contribution proceeds, combined with the repricing and other actions by us, will lower annual cash interest payments by approximately $228 million.

As of February 27, 2015, our long-term corporate family rating from Moody’s was B3 (positive outlook). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). Our current level of debt may limit our ability to get additional funding beyond our revolving credit facility if needed.
Cash and cash equivalents Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of December 31, 2014 and 2013, we held $358 million and $425 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by subsidiaries that are not available to fund operations outside of those subsidiaries. As of December 31, 2014 and 2013, the cash and cash equivalents held by these subsidiaries totaled $152 million and $116 million, respectively. All other domestic cash balances, to the extent available, are used to fund our short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S. as of December 31, 2014 and 2013 totaling $171 million and $238 million, respectively. Approximately $34 million as of December 31, 2014 is held in Argentina where government imposed restrictions prevent any material repatriations outside of the country. As of December 31, 2014, there was approximately $58 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. We plan to fund any cash needs in 2015 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.
Cash flows from operating activities

	Year ended December 31,
Source/(use) (in millions)	2014	2013	2012
Net loss	$(264.5)	$(692.1)	$(527.3)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,163.3	1,211.9	1,330.9
Charges related to other operating expenses and other income	112.2	102.9	122.5
Other non-cash and non-operating items, net	2.6	(8.8)	(40.2)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	(61.2)	63.3	(49.8)
Other assets, current and long-term	62.4	2.8	260.0
Accounts payable and other liabilities, current and long-term	12.0	(1.2)	(34.6)
Income tax accounts	(13.6)	(6.1)	(294.1)
Net cash provided by operating activities	$1,013.2	$672.7	$767.4

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of our working capital requirements.

Our operating cash flow is significantly impacted by our level of debt. Approximately $1.7 billion, $1.8 billion, and $1.8 billion in cash interest, including interest on lines of credit and capital leases, was paid during 2014, 2013, and 2012, respectively. The decrease in cash interest in 2014 compared to 2013 is primarily due to extinguishing debt in the third quarter of 2014.

We estimate that our 2015 quarterly cash interest payments, excluding interest on lines of credit and capital leases, will be as follows:

Three months ended (in millions)	Estimated cash interest payments on Long-term Debt (Unaudited)
March 31, 2015	$560
June 30, 2015	225
September 30, 2015	570
December 31, 2015	230
$1,585

Using December 31, 2014 balances for variable rate debt and applicable interest rate swaps, a 100 basis point increase in the applicable London Interbank Offered Rate (LIBOR) index on an annualized basis would increase interest expense by approximately $44 million.

Our operating cash flows are impacted by fluctuations in working capital. Cash flows from operating activities in 2014 increased compared to 2013 primarily due to an increase in operating income and a decrease in cash interest payments. Cash flows from operating activities in 2013 decreased compared to 2012 primarily due to timing of various payments. The decrease was partially offset by sources of cash related to lower prefunding of settlement arrangements.
Cash flows from investing activities

	Year ended December 31,
Source/(use) (in millions)	2014	2013	2012
Proceeds from dispositions, net of expenses paid	$270.1	$18.1	$—
Additions to property and equipment	(308.0)	(194.1)	(193.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(258.5)	(184.4)	(177.2)
Acquisitions, net of cash acquired	(30.8)	(12.1)	(32.9)
Proceeds from sale of property and equipment	2.7	11.8	8.0
Contributions to equity method investments	—	—	(7.9)
Other investing activities	(4.3)	7.6	6.0
Net cash used in investing activities	$(328.8)	$(353.1)	$(397.1)

Acquisitions and dispositions All acquisitions during the periods presented were funded from cash flows from operating activities or from the reinvestment of cash proceeds from the sale of other assets. Purchases of noncontrolling interests are classified as financing activities as noted below. We continue to manage our portfolio of businesses and evaluate the possible divestiture of businesses that do not match our long-term growth objectives. Additionally, we continue to pursue opportunities that strategically fit into the business. We finance acquisitions through a combination of cash flows from operating activities, reinvestment of proceeds from the sale of other assets, borrowings, and equity. We believe that these sources of funds will be adequate to meet our funding requirements as it relates to future acquisitions.

In August 2014, we acquired Gyft, a leading digital platform that enables consumers to buy, send, manage, and redeem gift cards using mobile devices.

In May 29, 2014, we completed the sale of our 30% minority interest in a transportation payments business, EFS, and received $264 million in cash.

In October 2013, we acquired 100% of Perka, a provider of a mobile marketing and consumer loyalty solution.

In December 2012, we acquired 100% of Clover Network, a provider of payment network services.

For a more detailed discussion on acquisitions and dispositions refer to Note 3 "Acquisitions and Dispositions" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Capital expenditures (Additions to property and equipment and Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs) Capital expenditures in 2014 increased compared to 2013 due primarily to technology additions and International ATM and POS additions. Capital expenditures are anticipated to be approximately $550 million to $600 million in 2015 and are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, we will decrease our discretionary capital expenditures or utilize our revolving credit facility.

During the periods presented, net proceeds were received for the sale of certain assets, including buildings and equipment.
Cash flows from financing activities

	Year ended December 31,
Source/(use) (in millions)	2014	2013	2012
Short-term borrowings, net	$11.8	$(109.6)	$99.1
Proceeds from issuance of long-term debt	350.0	—	—
Debt modification (payments) proceeds and related financing costs	(342.8)	(10.3)	17.3
Principal payments on long-term debt	(2,261.8)	(92.2)	(83.3)
Proceeds from sale-leaseback transactions	—	—	13.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(265.4)	(224.5)	(261.9)
Purchase of noncontrolling interest	(1.0)	(23.7)	(25.1)
Capital transactions with parent, net	1,788.2	(29.8)	(8.4)
Net cash used in financing activities	$(721.0)	$(490.1)	$(248.5)

Short-term borrowings, net For all three years, the cash activity resulted primarily from net borrowings and paydowns on our international credit lines used principally to prefund settlement activity.

As of December 31, 2014, our senior secured revolving credit facility had commitments from financial institutions to provide $1.0 billion of credit and matures on September 24, 2016. Besides the letters of credit discussed below, we had $10 million outstanding as of December 31, 2014 and no amount outstanding as of December 31, 2013. As of December 31, 2014, $964 million remained available under this facility. Excluding the letters of credit, the maximum amount outstanding against this facility during 2014 was approximately $474 million while the average amount outstanding during 2014 was approximately $107 million.

We utilize our revolving credit facility to fund investing or operating activities when cash flows from operating activities are not sufficient. We believe the capacity under our senior secured revolving credit facility will be sufficient to meet our liquidity needs. Our senior secured revolving credit facility can be used for working capital and general corporate purposes.

There are multiple institutions that have commitments under this facility with none representing more than approximately 25% of the remaining capacity.

Proceeds from issuance of long-term debt In July 2014, we received $350 million from the issuance of 2018 New Term Loans and proceeds were used for general corporate purposes.

Debt modification (payments) proceeds and related financing costs In conjunction with issuing debt in November 2013, we received $55 million in cash related to accrued interest on the notes which were issued mid-coupon period, which was paid in the first quarter of 2014. Additionally, our debt modifications and amendments completed in 2013 and fully settled in the first quarter of 2014 were accounted for as modifications resulting in only the net effect of the transactions of $35 million, including payment of capitalized fees, being reflected as a use or source of cash excluding certain fees included in the our results of operations. Also, in July 2014, we incurred call premiums and deferred financing costs of $252 million in the third quarter of 2014 associated with certain debt repayments and new borrowings. Refer to Note 6 "Borrowings" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Principal payments on long-term debt In conjunction with the debt modifications and amendments discussed above, proceeds from the issuance of new notes were used to prepay portions of the principal balances of our senior secured term loans which satisfied the future quarterly principal payments under the senior secured credit facility.

During the third quarter of 2014, we extinguished $2.2 billion in debt. Refer to Note 6 "Borrowings" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on extinguishment of debt. During 2013, we paid notes totaling $16 million. No payments were made in 2012.

Payments for capital leases totaled $79 million, $76 million, and $80 million for 2014, 2013, and 2012, respectively.

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest primarily represent distributions of earnings. The activity in all periods presented was primarily the result of distributions associated with the BAMS alliance.

Purchase of noncontrolling interest In May 2014, we acquired the less than 1% of the equity we did not already own of First Data Polska S.A for $1 million. In April 2012, we acquired the remaining approximately 30 percent noncontrolling interest in Omnipay, a provider of card and electronic payment processing services to merchant acquiring banks, for approximately 37 million euro, of which 19 million euro ($25 million) was paid in April 2012 and the remaining 18 million euro ($24 million) was paid in April 2013.

Capital transaction with parent, net FDH contributed $2.5 billion to us as a capital contribution and the funds were used to repay certain tranches of our debt. Payments to FDH for cash dividends totaled $686 million, $28 million, and $7 million for 2014, 2013, and 2012, respectively.
Letters, lines of credit, and other

	Total Available (a)		Total Outstanding
	As of December 31,		As of December 31,
(in millions)	2014	2013	2014	2013
Letters of credit (b)	$500.0	$500.0	$42.9	$46.3
Lines of credit and other (c)	349.2	264.8	68.1	68.7

(a)	Total available without giving effect to amounts outstanding.

(b)
Up to $500 million of our senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements, and other security agreements. The maximum amount of letters of credit outstanding during 2014 was approximately $48 million. All letters of credit expire prior to December 10, 2015 with a one-year renewal option. We expect to renew most of the letters of credit prior to expiration.

(c)
As of December 31, 2014, represents $283 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity. We cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, we had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, we will utilize our existing cash, cash flows from operating activities or our revolving credit facility to meet our liquidity needs.
Guarantees and covenants All obligations under the senior secured revolving credit facility and senior secured term loan facility are unconditionally guaranteed by most of our existing and future, direct and indirect, wholly owned, material domestic subsidiaries. The senior secured facilities contain a number of covenants that, among other things, restrict our ability to incur additional indebtedness; create liens; enter into sale-leaseback transactions; engage in mergers or consolidations; sell or transfer assets; pay dividends and distributions or repurchase our or our parent company’s capital stock; make investments, loans or advances; prepay certain indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing certain indebtedness; and change our lines of business. The senior secured facilities also require us to not exceed a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control. The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by us.

All obligations under the senior secured notes, senior second lien notes, senior notes, and senior subordinated notes are similarly guaranteed in accordance with their terms by each of our domestic subsidiaries that guarantee obligations under our senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured obligations noted above. We are in compliance with all applicable covenants as of December 31, 2014 and anticipate that we will remain in compliance in future periods.

Although all of the above described indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, including the ability to incur indebtedness in connection with our settlement operations. We believe that the indebtedness that can be incurred under these exceptions as well as additional credit under the existing senior secured revolving credit facility are sufficient to satisfy our intermediate and long-term needs.
Covenant compliance Under the senior secured revolving credit and term loan facilities, certain limitations, restrictions, and defaults could occur if we are not able to satisfy and remain in compliance with specified financial ratios. We have agreed that we will not permit the Consolidated Senior Secured Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) to be greater than 6.00 to 1.00.

The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior second lien notes, senior notes, and senior subordinated notes. As of December 31, 2014, we are in compliance with this covenant with Consolidated Senior Secured Debt of $11.9 billion, Consolidated EBITDA of $3.1 billion and a Ratio of 3.88 to 1.00.

In determining Consolidated EBITDA, EBITDA is calculated by reference to net income (loss) from continuing operations plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Consolidated EBITDA as defined in the agreements (also referred to as debt covenant EBITDA) is calculated by adjusting EBITDA to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and the credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA are appropriate to provide additional information to investors to demonstrate our ability to comply with our financing covenants.

The calculation of Consolidated EBITDA under our senior secured term loan facility is as follows:

(in millions)	Last twelve months ended December 31, 2014
Net loss attributable to First Data Corporation	$(457.8)
Interest expense, net (1)	1,742.4
Income tax expense	82.1
Depreciation and amortization (2)	1,163.3
EBITDA (18)	2,530.0

Stock based compensation (3)	49.9
Restructuring, net (4)	44.0
Non-operating foreign currency (gains) and losses (5)	(59.1)
Investment (gains) and losses (6)	(100.2)
Derivative financial instruments (gains) and losses (7)	(0.3)
Official check and money order EBITDA (8)	(1.0)
Cost of alliance conversions and other technology initiatives (9)	20.7
KKR related items (10)	20.9
Debt issuance costs (11)	3.4
Litigation and regulatory settlements (12)	0.5
Projected near-term cost savings and revenue enhancements (13)	60.4
Net income attributable to noncontrolling interests and redeemable noncontrolling interest (14)	193.3
Equity entities taxes, depreciation and amortization (15)	11.5
Loss on debt extinguishment (16)	260.1
Other (17)	23.2
Consolidated EBITDA (18)	$3,057.3

(1)	Includes interest expense and interest income.

(2)
Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within "Transaction    and processing service fees" of $45 million and amortization related to equity method investments, which is netted within the "Equity earnings in affiliates" line of $63 million.

(3)	Stock based compensation recognized as expense.

(4)	Restructuring charges in connection with management's alignment of the business with strategic objectives and the departure of executive officers.

(5)	Represents net gains and losses related to currency translations on certain intercompany loans and euro-denominated debt.

(6)	Reflects investment gains and losses, principally $98 million gain on sale of minority interest, Electronic Funds Source.

(7)	Represents fair market value adjustments for cross-currency swaps and interest rate swaps that are not designated as accounting hedges.

(8)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to wind down of these businesses.

(9)
Represents costs directly associated with the strategy to have First Data operate Bank of America N.A.'s legacy settlement platform and costs associated with the termination of the Chase Paymentech alliance, both of which are considered business optimization projects, and other technology initiatives.

(10)	Represents KKR annual sponsorship fees for management, financial, and other advisory services.

(11)	Debt issuance costs represent costs associated with issuing debt and modifying First Data's debt structure.

(12)	Represents settlements of litigation or regulatory matters.

(13)
Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives described in Note 9, the Banc of America Merchant Services (BAMS) alliance, operations, and technology initiatives, headcount reductions, and other addressable spend reductions.

(14)	Net income attributable to noncontrolling interests and redeemable noncontrolling interest in restricted subsidiaries.

(15)	Represents FDC’s proportional share of income taxes, depreciation, and amortization on equity method investments.

(16)	Loss incurred due to early extinguishment of debt.

(17)	Includes items such as impairments and other as applicable to the period presented.

(18)
EBITDA is defined as net income (loss) attributable to First Data Corporation before net interest expense, income taxes, depreciation, and amortization. EBITDA is not a recognized term under U.S. generally accepted accounting principles (GAAP) and does not purport to be an alternative to net income (loss) attributable to First Data Corporation as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of First Data's results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain non-cash items, non-recurring items that First Data does not expect to continue at the same level in the future and certain items management believes will impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis (see Note 13 above). Consolidated EBITDA is further adjusted to add net income attributable to noncontrolling interests and redeemable noncontrolling interest of certain non-wholly owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing First Data's senior unsecured debt and/or senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA is appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing First Data's senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-balance sheet arrangements

During 2014, 2013 and 2012, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual obligations” discussion below and those reflected in Note 9 "Commitments and Contingencies" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Contractual obligations

Our contractual obligations as of December 31, 2014 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Borrowings (a)	$29,743.0	$1,657.9	$4,484.9	$10,067.8	$13,532.4
Capital lease obligations (b)	228.6	83.2	125.4	10.4	9.6
Operating leases	303.0	60.1	96.5	69.2	77.2
Pension plan contributions (c)	77.3	13.7	15.6	15.6	32.4
Purchase obligations (d):
Technology and telecommunications (e)	498.1	265.8	220.7	8.7	2.9
All other (f)	446.2	213.6	154.3	78.3	—
Other long-term liabilities	114.1	15.9	92.2	5.8	0.2
	$31,410.3	$2,310.2	$5,189.6	$10,255.8	$13,654.7

(a)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Includes $4.4 billion of variable rate debt (including the impact of interest rate swaps). Borrowings and interest rate swaps are discussed in Note 6 "Borrowings" and Note 5 "Derivative Financial Instruments", respectively, to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. Interest payments for the variable rate debt and the associated interest rate swaps were calculated using interest rates as of December 31, 2014.

(b)	Represents future payments on existing capital leases, including interest expense, through scheduled expiration dates.

(c)
Includes future pension plan contributions for all plans in 2015 and future contractual commitments for the United Kingdom (U.K.) plan through 2024 which are subject to change.  The amount of pension plan contributions depends upon various factors that cannot be accurately estimated beyond a one-year time frame other than the U.K. plan.

(d)
Many of our contracts contain clauses that allow us to terminate the contract with notice, and with or without a termination penalty. Termination penalties are generally an amount less than the original obligation. Certain contracts also have an automatic renewal clause if we do not provide written notification of our intent to terminate the contract. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, we have not had any significant defaults of our contractual obligations or incurred significant penalties for termination of our contractual obligations.

(e)
Technology and telecommunications represents obligations related to hardware purchases, including purchases of ATMs and terminals, as well as software licenses, hardware and software maintenance and support, technical consulting services, and telecommunications services.

(f)	Other includes obligations related to materials, data, non-technical contract services, facility security, investor management fees, maintenance, and marketing promotions.

As of December 31, 2014, we had approximately $262 million of tax contingencies comprised of approximately $238 million reported in long-term income taxes payable in the “Other long-term liabilities” line of the Consolidated Balance Sheets, including approximately $4 million of income tax liabilities for which The Western Union Company (Western Union) is required to indemnify us, and approximately $24 million recorded as an increase of our deferred tax liability. Timing of tax payments is dependent upon various factors which cannot be reasonably estimated at this time.
Critical Accounting Policies

Goodwill Goodwill represents the excess of cost over the fair value of net assets acquired, including identifiable intangible assets, and has been allocated to reporting units. Our reporting units are businesses at the operating segment level or one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management.

We test goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. The estimate of fair value requires various assumptions about a reporting unit’s future financial results and cost of capital. We determine the cost of capital for each reporting unit giving consideration to a number of factors including discount rates. All key assumptions and valuations are determined by and are the responsibility of management. If it is determined that the fair value of the reporting unit is less than its carrying value, we would estimate the fair value of all of the reporting unit’s assets and liabilities and calculate an implied fair value of goodwill, which is the difference between the reporting unit’s fair value and the fair value of all its other assets and liabilities. If the implied fair value of goodwill is less than its carrying value, the shortfall is recognized as impairment. The methodology for estimating fair value varies by asset; however, the most significant assets are intangible assets. We estimate the fair value of the intangible assets using the excess earnings method, royalty savings method, or cost savings method, all of which are a form of a discounted cash flow analysis. An impairment charge of a reporting unit’s goodwill could have a material adverse effect on our financial results. Changes in the underlying business and economic conditions could affect these estimates used in the analysis discussed above, which in turn could affect the fair value of the reporting unit. Thus, it is possible for reporting units that record impairments to record additional impairments in the future.

As of December 31, 2014, the carrying value of goodwill was $17.0 billion in our Consolidated Balance Sheet. As of October 1, 2014, the most recent impairment analysis date, the fair value of each reporting unit exceeded its carrying value. Based on the most recent annual goodwill test for impairment, all of our four reporting units passed the test, though two passed with a margin of 20% or less.  Based on the most recent annual goodwill test for impairment, our Merchant Solutions and International segments passed by 18% and 16%, respectively. An additional analysis was performed which sensitized the base discount rate by an additional 50 basis points with all reporting units still passing. Refer to Note 1 "Summary of Significant Accounting Policies" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding goodwill.

Intangible assets We capitalize initial payments for new contracts, contract renewals, and conversion costs associated with customer contracts and system development costs. Capitalization of such costs is subject to strict accounting policy criteria and requires management judgment as to the appropriate time to initiate capitalization. Capitalization of initial payments for contracts and conversion costs only occurs when management is satisfied that such costs are recoverable through future operations, contractual minimums, and/or penalties in case of early termination.

We develop software that is used in providing processing services to customers. To a much lesser extent, we also develop software to be sold or licensed to customers. Capitalization of internally developed software, primarily associated with operating platforms, occurs only upon management’s estimation that the likelihood of successful development and implementation reaches a probable level. Currently unforeseen circumstances in software development could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs.

In addition to the internally generated intangible assets discussed above, we also record intangible assets as a result of business combinations and asset acquisitions. In these transactions, we typically acquire and recognize intangible assets such as customer relationships, software, and trade names. In a business combination, each intangible asset is recorded at its fair value. In an asset acquisition, the cost of the acquisition is allocated among the acquired assets, generally by their relative fair values. We generally estimate the fair value of acquired intangible assets using the excess earnings method, royalty savings method, or cost savings method, all of which are a form of a discounted cash flow analysis. These estimates require various assumptions about the future cash flows associated with the assets, appropriate costs of capital, and other inputs such as an appropriate royalty rate. Changes to these estimates would materially impact the value assigned to the assets as well as the amounts subsequently recorded as amortization expense.

We test contract and conversion costs for recoverability on an annual basis by comparing the remaining expected undiscounted cash flows under the contract to the net book value. Any assets that are determined to be unrecoverable are written down to fair value. This analysis requires significant assumptions regarding the future profitability of the customer contract during its remaining term. Additionally, contracts, conversion costs, and all other long lived assets (including customer relationships) are tested for impairment upon an indicator of potential impairment. Such indicators include, but are not limited to: a current period operating or cash flow loss associated with the use of an asset or asset group, combined with a history of such losses and/or a forecast anticipating continued losses; a significant adverse change in the business, legal climate, market price of an asset or manner in which an asset is being used; an accumulation of costs for a project significantly in excess of the amount originally expected; or an expectation that an asset will be sold or otherwise disposed of at a loss.

The carrying value of the First Data trade name is $604 million as of December 31, 2014. Upon consideration of many factors, including the determination that there are no legal, regulatory or contractual provisions that limit the useful life of the First Data trade name, we determined that the First Data trade name had an indefinite useful life. As an indefinite lived asset, the First Data trade name is not amortized but is reviewed annually for impairment until such time as it is determined to have a finite life. For 2014, we elected not to begin the process with a qualitative assessment due to the significance of the First Data trade name to our financial statements. In step one of the impairment test, we estimate the fair value of the First Data trade name using a relief from royalty methodology in which a royalty rate is applied to our revenue streams to be reliant upon the First Data trade name in order to estimate the rent that we save by owning rather than leasing the asset. As of October 1, 2014, the most recent impairment analysis date, the fair value of the First Data trade name exceeded its carrying value.

Reserve for merchant credit losses and check guarantees With respect to the merchant acquiring business, our merchant customers (or those of our unconsolidated alliances) have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amounts from the merchants due to merchant fraud, insolvency, bankruptcy or another reason, we may be liable for any such reversed charges. Our risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future such as airline tickets.

Our obligation to stand ready to perform is minimal in relation to the total dollar volume processed. We require cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize this obligation. The amounts of collateral held by us and our unconsolidated alliances are as follows:

	As of December 31,
(in millions)	2014	2013
Cash and cash equivalents collateral	$440.3	$479.4
Collateral in the form of letters of credit	92.6	106.0
Total collateral	$532.9	$585.4

We also utilize a number of systems and procedures to manage merchant risk. Despite these efforts, we historically have experienced some level of losses due to merchant defaults.

Our contingent obligation relates to imprecision in our estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. The following table presents the aggregate merchant credit losses incurred compared to total dollar volumes processed:

	Year ended December 31,
	2014	2013	2012
FDC and consolidated and unconsolidated alliances credit losses (in millions)	$62.9	$53.7	$50.0
FDC and consolidated alliances credit losses (in millions)	55.3	48.3	43.3
Total dollar volume acquired (in billions)	1,876.1	1,778.9	1,725.4

The reserve recorded on our Consolidated Balance Sheets only relates to the business conducted by our consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ respective financial statements. We have not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor have we identified needs to do so. The following table presents the aggregate merchant credit loss reserves:

	As of December 31,
(in millions)	2014	2013
FDC and consolidated and unconsolidated alliances merchant credit loss reserves	$23.8	$26.8
FDC and consolidated alliances merchant credit loss reserves	20.1	24.1

The credit loss reserves, both for us and our unconsolidated alliances, are comprised of amounts for known losses and a provision for losses incurred but not reported (IBNR). These reserves primarily are determined by performing a historical analysis of chargeback loss experience. Other factors are considered that could affect that experience in the future. Such items include the general economy and economic challenges in a specific industry or those affecting certain types of clients. Once these factors are considered, we or the unconsolidated alliance establishes a rate (percentage) that is calculated by dividing the expected chargeback (credit) losses by dollar volume processed. This rate is then applied against the dollar volume processed each month and charged against earnings. The resulting reserve balance is then compared to requirements for known losses and estimates for IBNR items. Historically, this estimation process has proven to be materially accurate and we believe the recorded reserve approximates the fair value of the contingent obligation.

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

	As of December 31,
(in millions)	2014	2013
Accrued warranty balances	$8.5	$9.4
Accrued recovery balances	25.3	27.2

We establish an incremental liability (and deferred revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are settled within 30 days. The incremental liability was approximately $1 million as of December 31, 2014 and 2013. The following table details the check guarantees of TeleCheck.

	Year ended December 31,
	2014	2013	2012
Aggregate face value of guaranteed checks (in billions)	$35.8	$38.9	$42.9
Aggregate amount of checks presented for warranty (in millions)	252.5	285.4	318.8
Warranty losses net of recoveries (in millions)	66.6	66.4	75.9

The maximum potential future payments under the guarantees were estimated by us to be approximately $1.2 billion as of December 31, 2014 which represented an estimate of the total uncleared checks at that time.

Income taxes The determination of our provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We establish contingency reserves for material, known tax exposures relating to deductions, transactions, and other matters involving some uncertainty as to the proper tax treatment of the item. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. Several years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved or clarified. While we believe that our reserves are adequate to cover reasonably expected tax risks, issues raised by a tax authority may be finally resolved at an amount different than the related reserve. Such differences could materially increase or decrease our income tax provision in the current and/or future periods. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. As the result of interest and amortization expenses that we incur, we are currently in a tax net operating loss position. Judgment is required to determine whether some portion or all of the deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these assets are adjusted through our provision for income taxes in the period in which this determination is made.

We are currently in a tax net operating loss position in several jurisdictions in which we operate, including the United States federal jurisdiction, resulting in significant deferred tax assets. We establish a valuation allowance against our deferred tax assets when, based upon the weight of all available evidence, we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. We believe that a significant portion of the deferred tax assets will be realized because of the existence of sufficient taxable income within the carryforward period available under the tax law, but have established valuation allowances for those deferred tax assets that in our judgment will not be realized. In making this determination, we have considered the relative impact of all of the available positive and negative evidences regarding future sources of taxable income and tax planning strategies. However, there could be material impact to our effective tax rate if there is a significant change in our judgment. If and when our judgment changes, then the valuation allowances are adjusted through the provision for income taxes in the period in which this determination is made. Refer to Note 15 "Income Taxes" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding our income tax provision.

Stock-based compensation We have a stock incentive plan for certain employees of ours and our affiliates (stock plan). This stock plan is at the FDH level which owns 100% of our equity interests. The stock plan provides the opportunity for certain employees to purchase shares in FDH and then receive a number of stock options or restricted stock based on a multiple of their investment in such shares. The plan also allows for us to award shares and options to certain employees. The expense associated with this plan is recorded by us. We use the Black-Scholes option pricing model to measure the fair value of stock option awards. We chose the Black-Scholes model based on our experience with the model and the determination that the model could be used to provide a reasonable estimate of the fair value of awards with terms such as those issued by FDH. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term, and risk-free interest rate. Certain of these inputs are more subjective due to FDH being privately held and thus not having objective historical or public information. The most subjective inputs are the expected term, expected volatility and determination of share value. The expected term is determined using probability weighted expectations and expected volatility is determined using a selected group of guideline companies as surrogates for FDH.

Periodically, we estimate the fair value of FDH common stock. We rely on the results of a discounted cash flow analysis but also consider the results of a market approach. The discounted cash flow analysis is dependent on a number of significant management assumptions regarding the expected future financial results of ours and FDH as well as upon estimates of an appropriate cost of capital. A sensitivity analysis is performed in order to establish a narrow range of estimated fair values for the shares of FDH common stock. The market approach consists of identifying a set of guideline public companies. Multiples of historical and projected EBITDA determined based on the guideline companies is applied to FDH’s EBITDA in order to establish a range of estimated fair value for the shares of FDH common stock. We consider the results of both of these approaches, placing primary reliance on the discounted cash flow analysis. The concluded range of fair values is also compared to the value determined by the Board of Directors for use in transactions, including stock sales and repurchases. After considering all of these estimates of fair value, we then determine a single estimated fair value of the stock to be used in accounting for stock-based compensation.

As of December 31, 2014, time-based options were outstanding under the stock plan. The time options have a contractual term of 10 years. Time options vest equally over a three to five year period from the date of issuance. The options also have certain accelerated vesting provisions upon a change in control, a qualified public offering, or certain termination events.

The assumptions used in estimating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, stock-based compensation expense could be different in the future.

Refer to Note 11 "Stock Compensation Plans" to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for details regarding our stock-based compensation plan.
New Accounting Guidance

Refer to Note 1 "Summary of Significant Accounting Policies" to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for new accounting guidance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our assets include cash equivalents as well as both fixed and floating rate interest-bearing securities. These investments arise primarily from settlement funds held by us pending settlement.

Our interest rate-sensitive liabilities are our debt instruments. Our senior secured term loan facility is subject to variable interest rates. We have interest rate swaps on $5.0 billion of the variable rate debt that convert it to fixed rates that expire in September 2016. In addition, we have a fixed to floating interest rate swap with a notional value of $750 million expiring in June 2019 with a mandatory termination date of June 2015, to maintain our ratio of fixed to floating rate debt. Therefore, as of December 31, 2014, we had approximately $4.4 billion of variable rate debt that is not subject to a fixed rate swap and includes the fixed to floating interest rate swap.

Based on the December 31, 2014 balances, a 10% proportionate increase in short-term interest rates on an annualized basis compared to the interest rates as of December 31, 2014, which for the three month LIBOR was 0.2556%, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of $1 million. The $1 million decrease to pretax income (due to a 10% increase in variable rates as of December 31, 2014) is due to a $1 million increase in interest expense related to our balance of variable interest rate debt, net of interest rate swaps. Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax income. Actual interest rates could change significantly more than 10%. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

We are exposed to changes in currency rates as a result of our investments in foreign operations, revenues generated in currencies other than the U.S. dollar and foreign currency-denominated loans. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Refer to Note 5 "Derivative Financial Instruments" to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding the changes in foreign currency exchange rates.

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in an increase to pretax income of approximately $14 million. The increase results from a $59 million increase related to foreign exchange on intercompany loans and a $19 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the twelve months preceding December 31, 2014. This increase is partially offset by a $62 million decrease related to a euro-denominated term loan held by us as well as a $3 million decrease related to two euro-denominated cross-currency swaps held by us. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Regulatory

Through its merchant alliances, the Merchant Solutions segment holds an ownership interest in several competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, we actively maintain an antitrust compliance program.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST DATA CORPORATION

INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Item 15(a))

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2014. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Data Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 27, 2015

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in millions)	2014	2013	2012
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$4,060.5	$3,987.9	$3,896.3
Check services	264.2	286.7	313.9
Card services (a)	1,817.1	1,687.3	1,737.7
Other services	513.7	502.4	504.2
Product sales and other (a)	892.8	837.2	866.7
Reimbursable debit network fees, postage, and other	3,603.5	3,507.4	3,361.5
Total revenues	11,151.8	10,808.9	10,680.3
Expenses:
Cost of services (exclusive of items shown below)	2,741.3	2,808.8	2,863.5
Cost of products sold	337.2	334.0	336.3
Selling, general, and administrative	1,961.8	1,888.8	1,825.4
Reimbursable debit network fees, postage, and other	3,603.5	3,507.4	3,361.5
Depreciation and amortization	1,055.5	1,091.3	1,191.6
Other operating expenses:
Restructuring, net	13.2	48.0	23.1
Impairments	—	—	5.1
Litigation and regulatory settlements	—	8.0	—
Total expenses	9,712.5	9,686.3	9,606.5
Operating profit	1,439.3	1,122.6	1,073.8
Interest income	10.6	11.1	8.8
Interest expense	(1,753.0)	(1,880.7)	(1,897.8)
Loss on debt extinguishment	(260.1)	—	—
Other income (expense)	161.2	(46.9)	(94.3)
	(1,841.3)	(1,916.5)	(1,983.3)
Loss before income taxes and equity earnings in affiliates	(402.0)	(793.9)	(909.5)
Income tax expense (benefit)	82.1	86.5	(224.0)
Equity earnings in affiliates	219.6	188.3	158.2
Net loss	(264.5)	(692.1)	(527.3)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	193.3	177.0	173.6
Net loss attributable to First Data Corporation	$(457.8)	$(869.1)	$(700.9)

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $181 million, $164 million, and $160 million for the years ended December 31, 2014, 2013, and 2012, respectively.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in millions)	2014	2013	2012
Net loss	$(264.5)	$(692.1)	$(527.3)
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	(6.8)	1.2	0.2
Unrealized gains on hedging activities	—	—	72.2
Pension liability adjustments	(36.1)	40.8	(38.6)
Foreign currency translation adjustment	(308.5)	(77.1)	15.7
Total other comprehensive income (loss), net of tax	(351.4)	(35.1)	49.5
Comprehensive loss	(615.9)	(727.2)	(477.8)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	181.9	178.4	176.9
Comprehensive loss attributable to First Data Corporation	$(797.8)	$(905.6)	$(654.7)

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except common stock share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$358.4	$425.3
Accounts receivable, net of allowance for doubtful accounts of $50.7 and $32.4	1,752.3	1,763.9
Settlement assets	7,554.9	7,541.8
Other current assets	288.8	345.1
Total current assets	9,954.4	10,076.1
Property and equipment, net of accumulated depreciation of $1,233.1 and $1,149.9	929.7	849.4
Goodwill	17,016.6	17,247.8
Customer relationships, net of accumulated amortization of $4,870.8 and $4,418.3	2,604.1	3,162.3
Other intangibles, net of accumulated amortization of $1,965.1 and $1,743.5	1,745.4	1,719.6
Investment in affiliates	1,101.0	1,334.3
Long-term settlement assets	3.5	15.2
Other long-term assets	914.6	835.1
Total assets	$34,269.3	$35,239.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$280.3	$287.8
Short-term and current portion of long-term borrowings	160.8	146.3
Settlement obligations	7,557.3	7,553.4
Other current liabilities	1,532.2	1,630.5
Total current liabilities	9,530.6	9,618.0
Long-term borrowings	20,711.4	22,556.8
Long-term deferred tax liabilities	520.9	553.0
Other long-term liabilities	788.2	750.1
Total liabilities	31,551.1	33,477.9
Commitments and contingencies (See Note 9)
Redeemable noncontrolling interest	70.4	69.1
First Data Corporation stockholder’s deficit:
Common stock, $0.01 par value; 1,000 shares authorized and issued (2014 and 2013)	—	—
Additional paid-in capital	9,905.8	7,384.0
Paid-in capital	9,905.8	7,384.0
Accumulated loss	(9,429.0)	(8,284.9)
Accumulated other comprehensive loss	(928.7)	(588.7)
Total First Data Corporation stockholder’s deficit	(451.9)	(1,489.6)
Noncontrolling interests	3,099.7	3,182.4
Total equity	2,647.8	1,692.8
Total liabilities and equity	$34,269.3	$35,239.8

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in millions)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(264.5)	$(692.1)	$(527.3)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,163.3	1,211.9	1,330.9
Charges related to other operating expenses and other income	112.2	102.9	122.5
Other non-cash and non-operating items, net	2.6	(8.8)	(40.2)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	(61.2)	63.3	(49.8)
Other assets, current and long-term	62.4	2.8	260.0
Accounts payable and other liabilities, current and long-term	12.0	(1.2)	(34.6)
Income tax accounts	(13.6)	(6.1)	(294.1)
Net cash provided by operating activities	1,013.2	672.7	767.4
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	270.1	18.1	—
Additions to property and equipment	(308.0)	(194.1)	(193.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(258.5)	(184.4)	(177.2)
Acquisitions, net of cash acquired	(30.8)	(12.1)	(32.9)
Proceeds from sale of property and equipment	2.7	11.8	8.0
Contributions to equity method investments	—	—	(7.9)
Other investing activities	(4.3)	7.6	6.0
Net cash used in investing activities	(328.8)	(353.1)	(397.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	11.8	(109.6)	99.1
Proceeds from issuance of long-term debt	350.0	—	—
Debt modification (payments) proceeds and related financing costs	(342.8)	(10.3)	17.3
Principal payments on long-term debt	(2,261.8)	(92.2)	(83.3)
Proceeds from sale-leaseback transactions	—	—	13.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(265.4)	(224.5)	(261.9)
Purchase of noncontrolling interest	(1.0)	(23.7)	(25.1)
Capital transactions with parent, net	1,788.2	(29.8)	(8.4)
Net cash used in financing activities	(721.0)	(490.1)	(248.5)
Effect of exchange rate changes on cash and cash equivalents	(30.3)	(12.5)	0.8
Change in cash and cash equivalents	(66.9)	(183.0)	122.6
Cash and cash equivalents at beginning of period	425.3	608.3	485.7
Cash and cash equivalents at end of period	$358.4	$425.3	$608.3
SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received	$95.6	$92.6	$70.1
Interest paid	1,700.5	1,802.2	1,793.9
Distributions received from equity method investments	278.0	260.7	244.5
NON-CASH TRANSACTIONS:
Capital leases, net of trade-ins	$127.7	$112.0	$55.0
See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	First Data Corporation Shareholder
(in millions, except common stock share amounts)	Common Shares	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Paid-In Capital	Noncontrolling Interests	Total
Balance, December 31, 2011	1,000	$(6,680.2)	$(598.4)	$7,375.2	$3,311.4	$3,408.0

Distributions and dividends paid to noncontrolling interests	—	—	—	—	(225.9)	(225.9)
Net (loss) income (a)	—	(700.9)	—	—	137.6	(563.3)
Other comprehensive income	—	—	46.2		3.3	49.5
Stock compensation expense and other	—	—	—	12.4	—	12.4
Cash dividends paid by First Data Corporation to Parent	—	(6.7)	—	—	—	(6.7)
Purchase of noncontrolling interest	—	—	—	(46.1)	(1.5)	(47.6)
Balance, December 31, 2012	1,000	(7,387.8)	(552.2)	7,341.5	3,224.9	2,626.4

Distributions and dividends paid to noncontrolling interests	—	—	—	—	(190.0)	(190.0)
Net (loss) income (a)	—	(869.1)	—	—	142.9	(726.2)
Other comprehensive (loss) income	—	—	(36.5)	—	1.4	(35.1)
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	(2.0)	—	(2.0)
Stock compensation expense and other	—	—	—	32.2	—	32.2
Capital contributed by Parent	—	—	—	6.5	—	6.5
Cash dividends paid by First Data Corporation to Parent	—	(28.0)	—	—	—	(28.0)
Purchase of noncontrolling interest	—	—	—	5.8	3.2	9.0
Balance, December 31, 2013	1,000	(8,284.9)	(588.7)	7,384.0	3,182.4	1,692.8

Distributions and dividends paid to noncontrolling interests	—	—	—	—	(230.9)	(230.9)
Net (loss) income (a)	—	(457.8)	—	—	159.6	(298.2)
Other comprehensive loss	—	—	(340.0)	—	(11.4)	(351.4)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	(2.1)	—	(2.1)
Stock compensation expense and other	—	—	—	43.0	—	43.0
Capital contributed by Parent	—	—	—	2,481.9	—	2,481.9
Cash dividends paid by First Data Corporation to Parent	—	(686.3)	—	—	—	(686.3)
Purchase of noncontrolling interest	—	—	—	(1.0)	—	(1.0)
Balance, December 31, 2014	1,000	$(9,429.0)	$(928.7)	$9,905.8	$3,099.7	$2,647.8

(a)
The total net loss presented in the Consolidated Statements of Equity for the twelve months ended December 31, 2014, 2013, and 2012 is $34 million, $34 million, and $36 million, respectively, greater than the amount presented on the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Business Description

First Data Corporation (FDC or the Company) is a global provider of electronic commerce and payment solutions for merchants, financial institutions, and card issuers. The services the Company provides include merchant transaction processing and acquiring; credit, retail, and debit card issuing and processing; prepaid services; and check verification, settlement and guarantee services.

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

The Company consolidates an entity’s financial statements when the Company has a controlling financial interest in the entity. Control is normally established when ownership interests exceed 50% in an entity; however, when the Company does not exercise control over a majority-owned entity as a result of other investors having rights over the management and operations of the entity, the Company accounts for the entity under the equity method. As of December 31, 2014 and 2013, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated.

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

	Year ended December 31,
(in millions)	2014	2013	2012
Amortization of initial payments for new contracts	$45.3	$41.5	$44.5
Amortization related to equity method investments	62.5	79.1	94.8

Revenue Recognition

The majority of the Company’s revenues are comprised of: 1) transaction-based fees, which typically constitute a percentage of dollar volume processed; 2) fees per transaction processed; 3) fees per account on file during the period; or 4) some combination thereof.

In multiple-element transactions, revenue is allocated to the separate units of accounting provided each element has stand-alone value to the customer. Stand-alone value is based on the relative selling price of any undelivered items for which delivery is probable and substantially within the Company’s control.

In the case of merchant contracts that the Company owns and manages, revenue is comprised of fees charged to the merchant, net of interchange and assessments charged by the credit card associations, and is recognized at the time the merchant accepts a point of sale transaction. The fees charged to the merchant are a percentage of the credit card and signature based debit card

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transaction’s dollar value, a fixed amount or a combination of the two. Personal identification number based debit (PIN-debit) network fees are recognized in “Reimbursable debit network fees, postage, and other” revenues and expenses in the Consolidated Statements of Operations. STAR network access fees charged to merchants are assessed on a per transaction basis. Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows:

	Year ended December 31,
(in millions)	2014	2013	2012
Interchange fees and assessments	$20,405.7	$19,367.7	$18,373.0
Debit network fees	2,964.5	2,914.9	2,786.3

The Company charges processing fees to its merchant alliances. In situations where an alliance is accounted for under the equity method, the Company’s consolidated revenues include the processing fees charged to the alliance, as presented on the face of the Consolidated Statements of Operations.

Revenue from check verification, settlement, and guarantee services is recognized at the time of sale less the fair value of the guarantee. The fair value of the guarantee is deferred and recognized at the later of the Company being called upon to honor the guarantee or the expiration of the guarantee. Check verification fees generally are a fixed amount per transaction while check guarantee fees generally are a percentage of the check amount.

The purchase and sale of merchant contracts is an ordinary element of the Company’s Merchant Solutions and International businesses, and therefore, the gains from selling these revenue-generating assets are included within the “Product sales and other” component of revenues.

Fees based on cardholder accounts on file, both active and inactive, are recognized after the requisite services or period has occurred. Fees for PIN-debit transactions where the Company is the debit card processor for the financial institution are recognized on a per transaction basis. Revenues for output services are derived primarily on a per piece basis and consist of fees for the production, materials, and postage related to mailing finished products and recognized as the services are provided.

The sale and leasing of point-of-sale (POS) devices (terminals) are also reported in “Product sales and other”. Revenue for terminals sold or sold under a sales-type lease transaction is recognized when the following four criteria are met: evidence of an agreement exists, delivery has occurred, the selling price or minimum lease payments are fixed or determinable, and collection of the selling price or minimum lease payments is reasonably assured. Revenue for operating leases is recognized on a straight-line basis over the lease term.

Services not specifically described above are generally transaction based fees that are recognized at the time the transactions are processed or programming services that are recorded as work is performed.

Stock-Based Compensation

Stock-based compensation to employees is measured at the grant date fair values of the respective stock options and restricted stock awards. For awards without certain liquidity or employment triggers, expense is recognized over the requisite service periods and for awards with certain liquidity or employment triggers, expense is recognized upon the occurrence of such events. An estimate of forfeitures is applied when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. Refer to Note 11 "Stock Compensation Plans" of these Consolidated Financial Statements for details regarding the Company’s stock-based compensation plan.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation

The U.S. dollar is the functional currency for most of the Company’s U.S.-based businesses and certain foreign-based businesses. Significant operations with a local currency as their functional currency include operations in the United Kingdom, Australia, Germany, Ireland, Greece, and Argentina. Foreign currency-denominated assets and liabilities for these units and other less significant operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during each monthly period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of Other Comprehensive Income (OCI). Intercompany loans are generally not considered invested on a long-term basis and such foreign currency gains and losses are recorded in income. Transaction gains and losses related to operating assets and liabilities are included in the “Cost of services” and “Selling, general, and administrative” lines of the Consolidated Statements of Operations and were immaterial. Non-operating transaction gains and losses derived from non-operating assets and liabilities are included in the “Other income (expense)” line of the Consolidated Statements of Operations and are separately disclosed in Note 7 "Supplemental Financial Information" of these Consolidated Financial Statements.

Derivative Financial Instruments

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

Derivative instruments are entered into for periods consistent with related underlying exposures. The Company applies strict policies to manage each of these risks, including prohibition against derivatives trading, derivatives market-making or any other speculative activities. Although most of the Company’s derivatives either do not qualify or are not designated for hedge accounting, they are maintained for economic hedge purposes and are not considered speculative.

The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that have been designated as cash flow hedges to forecasted transactions and net investment hedges to the underlying investment in a foreign subsidiary or affiliate. For designated hedges, the Company formally assesses, both at inception of the hedge and on an ongoing basis, whether the hedge is highly effective in offsetting changes in cash flows or foreign currency exposure of the underlying hedged items. The Company also performs an assessment of the probability of the forecasted transactions on a periodic basis. If it is determined that a derivative ceases to be highly effective during the term of the hedge or if the forecasted transaction is no longer probable, the Company discontinues hedge accounting prospectively for such derivative.

The Company monitors the financial stability of its derivative counterparties and all counterparties remain highly-rated (in the “A” category or higher). The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review at inception of the hedge, as circumstances warrant, and at least on a quarterly basis, of the credit risk of these counterparties. The Company also monitors the concentration of its contracts with individual counterparties. The Company’s exposures are in liquid currencies (primarily in U.S. dollars, euros, Australian dollars, British pounds, and Canadian dollars), so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are recorded in “Other current assets”, “Other long-term assets”, “Other current liabilities” or “Other long-term liabilities” in the Consolidated Balance Sheets. The Company’s policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements. Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows or a hedge of a net investment in a foreign operation. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity as a component of OCI and then recognized in earnings in the same period or periods during which the hedged item affects earnings. For derivatives that qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent the hedge is effective. Any ineffective portions of cash flow hedges and net investment hedges are recognized in the

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Other income (expense)” line in the Consolidated Statements of Operations during the period of change. Additional discussion of derivative instruments is provided in Note 5 "Derivative Financial Instruments" of these Consolidated Financial Statements.

Noncontrolling and Redeemable Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. Substantially all of the Company’s noncontrolling interests are presented pretax in the Consolidated Statements of Operations as “Net income attributable to noncontrolling interests and redeemable noncontrolling interest” since the majority of the Company’s non-wholly owned consolidated subsidiaries are flow through entities for tax purposes. Noncontrolling interests are presented as a component of equity in the Consolidated Balance Sheets and reflect the original investments by these noncontrolling shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries, net of dividends or distributions. Noncontrolling interests that are redeemable at the option of the holder are presented outside of equity and are carried at their estimated redemption value. A noncontrolling interest is recorded on the date of acquisition based on the total fair value of the acquired entity and the noncontrolling interest’s share of that value.

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

The Company’s contingent obligation relates to imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “Cost of services” in the Company’s Consolidated Statements of Operations. The amount of the reserves attributable to entities consolidated by the Company was $20 million and $24 million as of December 31, 2014 and 2013, respectively.

The majority of the TeleCheck Services, Inc. (TeleCheck) business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. The following table presents the accrued warranty and recovery balances:

	As of December 31,
(in millions)	2014	2013
Accrued warranty balances	$8.5	$9.4
Accrued recovery balances	25.3	27.2

Accrued warranties are included in “Other current liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets. The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.2 billion as of December 31, 2014 which represented an estimate of the total uncleared checks at that time.

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. income tax return with their parent, First Data Holdings, Inc. (FDH). The Company’s foreign operations file income tax returns in their local jurisdictions. Income taxes are computed in accordance with current accounting guidance and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.

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

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory requirements are included in “Other long-term assets” in the Consolidated Balance Sheets and were immaterial as of December 31, 2014 and 2013.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to 10 years for equipment, furniture, and leasehold improvements, and 30 years for buildings) or the lease term. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred. The following table presents the amounts charged to expense for the depreciation and amortization of property and equipment, including equipment under capital lease:

Year ended December 31,
(in millions)	Amount
2014	$286.7
2013	288.4
2012	284.5

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

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. The Company estimates the fair value of each reporting unit using a discounted cash flow analysis. The Company performed its annual goodwill impairment test in the fourth quarters of 2014 and 2013. As of October 1, 2014,

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the most recent impairment analysis date, the fair value of each reporting unit exceeded its carrying value. The Company did not record any goodwill impairment charges in 2014 or 2013.

The following table presents changes to goodwill for the years ended December 31, 2013 and 2014:

	Merchant	Financial		All Other and	Divested
(in millions)	Solutions	Services	International	Corporate	Operations	Totals
Balance as of January 1, 2013
Goodwill	$14,071.8	$3,451.4	$2,641.1	$177.0	$181.3	$20,522.6
Accumulated impairment losses	(1,106.5)	(1,399.7)	(375.6)	(177.0)	(181.3)	(3,240.1)
	12,965.3	2,051.7	2,265.5	—	—	17,282.5
Acquisitions	24.4	—	—	—	—	24.4
Other adjustments (primarily foreign currency)	(0.7)	—	(58.4)	—	—	(59.1)
Balance as of December 31, 2013
Goodwill	14,095.5	3,451.4	2,582.7	177.0	181.3	20,487.9
Accumulated impairment losses	(1,106.5)	(1,399.7)	(375.6)	(177.0)	(181.3)	(3,240.1)
	12,989.0	2,051.7	2,207.1	—	—	17,247.8
Acquisitions	33.0	—	—	—	—	33.0
Other adjustments (primarily foreign currency)	—	—	(264.2)	—	—	(264.2)
Balance as of December 31, 2014
Goodwill	14,128.5	3,451.4	2,318.5	177.0	181.3	20,256.7
Accumulated impairment losses	(1,106.5)	(1,399.7)	(375.6)	(177.0)	(181.3)	(3,240.1)
	$13,022.0	$2,051.7	$1,942.9	$—	$—	$17,016.6

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

The Company capitalizes initial payments for new contracts, contract renewals, and conversion costs associated with customer processing relationships to the extent recoverable through future operations, contractual minimums, and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. The initial payments for new contracts and contract renewals are amortized over the term of the contract as a reduction of the associated revenue (transaction and processing service fees). Conversion costs are also amortized over the term of the contract but are recorded as an expense in “Depreciation and amortization” in the Consolidated Statements of Operations.

The Company develops software that is used in providing processing services to customers. To a lesser extent, the Company also develops software to be sold or licensed to customers. Costs incurred during the preliminary project stage are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed and management, with the relevant authority, authorizes and commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization of costs ceases when the software is substantially complete and ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software, which is generally five years. Software acquired in connection with business combinations is amortized using the straight-line method over the estimated useful life of the software which generally ranges from three to 10 years.

In addition to capitalized contract and software development costs, other intangibles include copyrights, patents, purchased software, trademarks, and non-compete agreements acquired in business combinations. Other intangibles, except for the First Data trade name discussed below, are amortized on a straight-line basis over the length of the contract or benefit period, which

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

generally ranges from three to 25 years. The intangible amortization expense associated with customer relationships and other intangibles, including amortization associated with investments in affiliates, was as follows:

Year ended December 31,
(in millions)	Amount
2014	$876.6
2013	923.5
2012	1,046.4

The carrying value of the First Data trade name is $604 million as of December 31, 2014 and 2013. Upon consideration of many factors, including the determination that there are no legal, regulatory or contractual provisions that limit the useful life of the First Data trade name, the Company determined that the First Data trade name had an indefinite useful life. The Company also considered the effects of obsolescence, demand, competition, other economic factors, and ability to maintain and protect the trade name without significant expenditures. The First Data trade name is expected to contribute directly or indirectly to the future cash flows of the Company for an indefinite period. As an indefinite lived asset, the First Data trade name is not amortized but is reviewed annually for impairment until such time as it is determined to have a finite life. The First Data trade name was not impaired as of December 31, 2014 or 2013.

The following table provides the components of other intangibles:

	As of December 31,
	2014			2013
		Accumulated	Net of Accumulated		Accumulated	Net of Accumulated
(in millions)	Cost	Amortization	Amortization	Cost	Amortization	Amortization
Customer relationships	$7,474.9	$(4,870.8)	$2,604.1	$7,580.6	$(4,418.3)	$3,162.3

Other intangibles:
Conversion costs	$205.0	$(88.8)	$116.2	$166.6	$(71.3)	$95.3
Contract costs	234.8	(130.6)	104.2	218.0	(110.8)	107.2
Software	1,856.0	(1,415.1)	440.9	1,649.4	(1,264.3)	385.1
Other, including trade names	1,414.7	(330.6)	1,084.1	1,429.1	(297.1)	1,132.0
Total other intangibles	$3,710.5	$(1,965.1)	$1,745.4	$3,463.1	$(1,743.5)	$1,719.6

The estimated future aggregate amortization expense for the next five years is as follows:

Year ended December 31,
(in millions)	Amount
2015	$750.8
2016	588.2
2017	486.2
2018	419.0
2019	364.7

The Company tests contract and conversion costs for recoverability on an annual basis by comparing the remaining expected undiscounted cash flows under the contract to the net book value. Any assets that are determined to be unrecoverable are written down to their fair value. In addition to this annual test, these assets and all other long lived assets are tested for impairment upon an indicator of potential impairment.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value is defined by accounting guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the hierarchy prescribed in the accounting guidance for fair value measurements, based upon the available inputs to the valuation and the degree to which they

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are observable or not observable in the market. The Company maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The three levels in the hierarchy are as follows:

•	Level 1 Inputs—Quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

•
Level 2 Inputs—Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including but not limited to quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities, and observable inputs other than quoted prices such as interest rates or yield curves.

•
Level 3 Inputs—Unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the years ended December 31, 2014 and 2013, the Company did not record any adjustments over $5 million to the carrying value of existing assets based on non-recurring fair value measurements.

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled to in an exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance is effective for public companies for annual periods beginning after December 15, 2016 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

Note 2: Restructuring

During the years ended December 31, 2014, 2013, and 2012, the Company recorded restructuring charges in connection with management’s alignment of the business with strategic objectives and cost savings initiatives as well as refinements of estimates. During 2014 and 2013, the Company also recorded restructuring charges in connection with the departure of certain executive officers. Additionally in 2014 and 2012, the Company recorded restructuring charges related to certain relocation efforts in the U.S. and Germany, respectively. In the fourth quarter of 2014, the Company began an off-shoring initiative with an expected total cost between $50 million and $100 million to be completed in 2017.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

	Merchant	Financial		All Other and
(in millions)	Solutions	Services	International	Corporate	Totals
Year ended December 31, 2014
Restructuring charges	$(3.1)	$(0.5)	$(0.3)	$(13.3)	$(17.2)
Restructuring accrual reversals	1.0	0.2	1.5	1.3	4.0
Restructuring, net	$(2.1)	$(0.3)	$1.2	$(12.0)	$(13.2)

Year ended December 31, 2013
Restructuring charges	$(17.9)	$(8.7)	$(1.7)	$(25.3)	$(53.6)
Restructuring accrual reversals	2.2	0.5	1.6	1.3	5.6
Restructuring, net	$(15.7)	$(8.2)	$(0.1)	$(24.0)	$(48.0)

Year ended December 31, 2012
Restructuring charges	$(7.5)	$—	$(18.5)	$(2.2)	$(28.2)
Restructuring accrual reversals	1.0	—	2.8	1.3	5.1
Restructuring, net	$(6.5)	$—	$(15.7)	$(0.9)	$(23.1)

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2013 and 2014:

	Employee	Facility Closure
(in millions)	Severance	and Other
Remaining accrual as of January 1, 2013	$13.1	$—
Expense provision	53.6	—
Cash payments and other	(40.0)	—
Changes in estimates	(5.6)	—
Remaining accrual as of December 31, 2013	21.1	—
Expense provision	16.2	1.0
Cash payments and other	(21.8)	—
Changes in estimates	(4.0)	—
Remaining accrual as of December 31, 2014	$11.5	$1.0
Note 3: Acquisitions and Dispositions

2014 Acquisitions

In August 2014, the Company acquired Gyft, Inc., a leading digital platform that enables consumers to buy, send, manage, and redeem gift cards using mobile devices. The final purchase consideration will vary based on contingent consideration which will be determined based on sales for the next three years. The acquisition is reported as part of the Merchant Solutions segment. Refer to Note 9 "Commitments and Contingencies" of these Consolidated Financial Statements for additional information regarding the liability for contingent consideration.

2014 Dispositions

On May 29, 2014, the Company completed the sale of its 30% minority interest in a transportation payments business, Electronic Funds Source LLC (EFS), which was reported as part of the Merchant Solutions segment. The Company recognized a gain on sale of $98 million recorded in “Other income (expense)” in the Consolidated Statements of Operations, comprised of $264 million in cash reduced by its investment and associated deal costs of $166 million, and recorded an income tax provision of $7 million as a result of the final settlement of the sale.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2013 Acquisitions

In October 2013, the Company acquired Perka Inc., a provider of a mobile marketing and consumer loyalty solution. The acquisition is reported as part of the Merchant Solutions segment. Refer to Note 9 "Commitments and Contingencies" of these Consolidated Financial Statements for additional information regarding the liability for contingent consideration.

2012 Acquisitions

In April 2012, the Company acquired the remaining 30% noncontrolling interest in Omnipay, which was paid for in approximately two equal installments during April 2012 and April 2013.

In December 2012, the Company acquired 100% of Clover Network, Inc., a provider of payment network services for total consideration of $54 million, net of cash acquired. The transaction consisted of net cash consideration of $34 million as well as a series of contingent payments based on the achievement of specified sales targets. These contingent payments are classified as purchase consideration if made to outside investors and compensation if made to current and future employees. As part of the purchase price, the Company recorded a $20 million liability for the contingent consideration due to outside investors based upon the net present value of the Company’s estimate of the future payments. The acquisition is reported as part of the Merchant Solutions segment. Refer to Note 9 "Commitments and Contingencies" of these Consolidated Financial Statements for additional information regarding the liability for contingent consideration.
Note 4: Settlement Assets and Obligations

Settlement assets and obligations result from the Company’s processing services and associated settlement activities, including settlement of payment transactions. Settlement assets are generated principally from merchant services transactions. Certain merchant settlement assets that relate to settlement obligations accrued by us are held by partner banks to which the Company does not have legal ownership but has the right to use to satisfy the related settlement obligation. The Company records corresponding settlement obligations for amounts payable to merchants and for payment instruments not yet presented for settlement. The difference in the aggregate amount of such assets and liabilities is primarily due to unrealized net investment gains and losses, which are reported as OCI in equity.

The principal components of the Company’s settlement assets and obligations are as follows:

	As of December 31,
(in millions)	2014	2013
Settlement assets:
Current settlement assets:
Cash and cash equivalents	$1,419.3	$1,576.7
Investment securities	16.5	71.2
Due from card associations and bank partners	5,220.1	5,102.5
Due from merchants	899.0	791.4
	7,554.9	7,541.8
Long-term settlement assets:
Investment securities	3.5	15.2
	$7,558.4	$7,557.0
Settlement obligations:
Current settlement obligations:
Payment instruments outstanding	$82.4	$164.1
Card settlements due to merchants	7,474.9	7,389.3
	$7,557.3	$7,553.4

The changes in settlement assets and obligations are presented on a net basis within operating activities in the Consolidated Statements of Cash Flows. However, because the changes in the settlement assets balance exactly offset changes in settlement obligations, the activity nets to zero.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5: Derivative Financial Instruments

The Company enters into the following types of derivatives:

Interest rate contracts:

•
Interest rate swaps: The Company uses interest rate swaps to mitigate the exposure to interest rate fluctuations on interest payments related to variable rate debt. The Company uses these contracts in non-qualifying hedging relationships.

•
Fixed to floating interest rate swaps: The Company uses fixed to floating interest rate swaps to maintain a desired ratio of fixed rate and floating rate debt. The Company uses these contracts in non-qualifying hedging relationships.

Foreign exchange contracts: The Company uses cross-currency swaps to protect the net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates. The Company uses these contracts in both qualifying and non-qualifying hedging relationships.

The Company held the following derivative instruments as of the dates indicated:

	As of December 31,
	2014				2013
(in millions)	Notional Currency	Notional Value	Assets (a)	Liabilities (a)	Notional Currency	Notional Value	Assets (a)	Liabilities (a)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts	AUD	260.0	$41.1	$—	AUD	215.0	$15.4	$(15.7)
Foreign exchange contracts	EUR	200.0	26.3	—	EUR	200.0	—	(6.0)
Foreign exchange contracts	GBP	250.0	18.0	—	GBP	100.0	—	(8.6)
Foreign exchange contracts	CAD	110.0	9.3	—	CAD	75.0	1.5	—
			94.7	—			16.9	(30.3)
Derivatives not designated as hedging instruments:
Interest rate contracts	USD	5,750.0	47.3	(104.9)	USD	5,750.0	47.2	(119.8)
Foreign exchange contracts	EUR	21.5	0.7	—	EUR	21.5	—	(2.9)
			48.0	(104.9)			47.2	(122.7)
			$142.7	$(104.9)			$64.1	$(153.0)

(a)
Of the balances included in the table above, in aggregate, $142 million of assets and $96 million of liabilities, net $46 million, as of December 31, 2014 and $64 million of assets and $125 million of liabilities, net $61 million, as of December 31, 2013 are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions excluding those forecasted transactions related to the payment of variable interest on existing financial instruments is through January 2018.

Fair Value Measurement

The carrying amounts for the Company's Derivative financial instruments are the estimated fair value of the financial instruments. The Company’s derivatives are not exchange listed and therefore the fair value is estimated under an income approach using Bloomberg analytics models that are based on readily observable market inputs. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observables including interest and foreign currency exchange rates, yield curves, and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity and, accordingly, the Company’s derivatives were classified within Level 2 of the fair value hierarchy. While the Company believes its estimates result in a

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized or that will be realized in the near future.

Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivative gains and (losses) were as follows for the periods indicated:

	Year ended December 31,
	2014		2013		2012
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in cash flow hedging relationships(a):
Gain (loss) reclassified from accumulated OCI into Interest expense in the Consolidated Statements of Operations	$—	$—	$—	$—	$(114.9)	$—
Derivatives in net investment hedging relationships:
Gain (loss) recognized in OCI (effective portion)	$—	$79.8	$—	$14.2	$—	$(9.2)
Derivatives not designated as hedging instruments
Gain (loss) recognized in Other income (expense) in the Consolidated Statements of Operations	$(3.4)	$3.7	$(22.7)	$(1.7)	$(89.9)	$(1.5)

(a)	No gain (loss) recognized in Consolidated Statements of Operations due to ineffectiveness.

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income for the years ended December 31, 2014, 2013, and 2012 related to derivative instruments classified as cash flow hedges and a net investment hedge held by the Company:

	Year ended December 31,
(in millions, after tax)	2014	2013	2012
Accumulated loss included in other comprehensive income (loss) at beginning of the period	$(12.3)	$(21.1)	$(87.6)
Less: Reclassifications into earnings from other comprehensive income (loss), net of tax	—	—	72.2
	(12.3)	(21.1)	(15.4)
Increase (decrease) in fair value of derivatives that qualify for hedge accounting (a)	49.6	8.8	(5.7)
Accumulated gain (loss) included in other comprehensive income (loss) at end of the period	$37.3	$(12.3)	$(21.1)

(a)	Gains and (losses) are included in “Unrealized gains on hedging activities” and in “Foreign currency translation adjustment” on the Consolidated Statements of Comprehensive Income (Loss).

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6: Borrowings

	As of December 31,
(in millions)	2014	2013
Short-term borrowings
Foreign lines of credit and other arrangements	$68.1	$68.7
Senior secured revolving credit facility	9.6	—
Total Short-term borrowings	77.7	68.7

Current portion of long-term borrowings:
4.85% Unsecured notes due 2014, net of unamortized discount of $0.1	—	3.7
4.95% Unsecured notes due 2015, net of unamortized discount of $0.2	9.6	—
Capital lease obligations	73.5	73.9
Total Current portion of long-term borrowings	83.1	77.6
Total Short-term and current portion of long-term borrowings	160.8	146.3

Long-term borrowings:
Senior secured term loan facility due March 2017, net of unamortized discount of $10.1 and $23.3	1,451.1	2,657.8
Senior secured term loan facility due March 2018 (a), net of unamortized discount of $44.9 and $22.1	4,931.6	4,655.6
Senior secured term loan facility due September 2018 (a), net of unamortized discount of $27.3 and $27.5	980.7	980.5
Senior secured term loan facility due March 2021, net of unamortized discount of $10.5	1,179.9	—
7.375% Senior secured first lien notes due 2019, net of unamortized discount of $18.7 and $22.9	1,576.3	1,572.1
8.875% Senior secured first lien notes due 2020, net of unamortized discount of $10.0 and $11.8	500.0	498.2
6.75% Senior secured first lien notes due 2020 (b), net of unamortized discount of $14.3 and $25.7	1,383.2	2,124.3
8.25% Senior secured second lien notes due 2021, net of unamortized discount of $10.7 and $12.5	1,989.0	1,987.2
8.75% Senior secured second lien notes due 2022, net of unamortized discount of $5.7 and $6.5	994.3	993.5
12.625% Senior unsecured notes due 2021, net of unamortized discount of $16.1 and $18.8	2,983.9	2,981.2
10.625% Senior unsecured notes due 2021 (b), net of unamortized discount of $15.5 and $27.4	514.3	787.6
11.25% Senior unsecured notes due 2021 (b), net of unamortized discount of $15.1 and $27.0	495.1	758.0
11.25% Senior unsecured subordinated notes due 2016	—	750.0
11.75% Senior unsecured subordinated notes due 2021 (b), net of unamortized discount of $10.9 and $38.0	1,597.8	1,712.0
4.95% Unsecured notes due 2015, net of unamortized discount of $0.6	—	9.2
Capital lease obligations	134.2	89.6
Total Long-term borrowings	20,711.4	22,556.8
Total Borrowings	$20,872.2	$22,703.1

(a)	Repriced and amended on July 18, 2014. See "Senior Secured Term Loan Facility" below for additional information.

(b)	Partially redeemed with proceeds of private placement on July 11, 2014 and July 21, 2014. See "Debt Repurchase" below for additional information.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Lines of Credit and Other Arrangements

FDC had approximately $349 million and $265 million available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity, as of December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company had a $150 million committed line of credit for one of our U.S. alliances and the remainder of these arrangements is primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the euro. Of the amounts outstanding as of December 31, 2014 and 2013, $67 million and $69 million were uncommitted. The weighted average interest rate associated with these arrangements was 3.2% and 3.8% for the years ended December 31, 2014 and 2013, respectively. Commitment fees for the committed lines of credit range from 0.16% to 0.8%.

Senior Secured Revolving Credit Facility

As of December 31, 2014, FDC’s senior secured revolving credit facility had commitments from financial institutions to provide approximately $1.0 billion of credit. The revolving credit facility matures on September 24, 2016. FDC had $10 million and $0 million outstanding against this facility as of December 31, 2014 and 2013, respectively. Up to $500 million of the senior secured revolving credit facility is available for letters of credit of which $43 million and $46 million of letters of credit were issued under the facility as of December 31, 2014 and 2013, respectively. As of December 31, 2014, $964 million remained available.

Interest is payable at a rate equal to, at FDC’s option, either (a) London Interbank Offered Rate (LIBOR) for deposits in the applicable currency plus an applicable margin or (b) the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 0.50%, plus an applicable margin. The weighted-average interest rate was 5.14% and 5.25% for the years ended December 31, 2014 and 2013, respectively. The commitment fee rate for the unused portion of this facility is 0.75% per year.

Senior Secured Term Loan Facility

The Company has amounts outstanding under its senior secured term loan facility under separate tranches as described below. A portion of each tranche is denominated in euro with the exception of the September 2018 term loan. Interest is payable based upon LIBOR or euro LIBOR plus an applicable margin.

As of December 31, 2014, FDC held interest rate swaps to mitigate exposure to variability in interest payments on the outstanding variable rate senior secured term loan. Refer to Note 5 "Derivative Financial Instruments" of these Consolidated Financial Statements for a discussion of the Company’s derivatives.

The original terms of FDC’s senior secured term loan facility required the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. However, in conjunction with debt modifications and amendments over the last several years, proceeds from the issuance of the notes were used to prepay portions of the principal balances of FDC’s senior secured term loans which satisfied the future quarterly principal payments. Therefore, the Company made no scheduled principal payments during 2014 or 2013.

The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by FDC. All obligations under the senior secured loan facility are fully and unconditionally guaranteed by most of the domestic, wholly owned material subsidiaries of FDC, subject to certain exceptions.

Senior Secured Term Loan Facility Due March 2017 On January 30, 2014, the Company amended its senior secured term loan facility (2017 Old Term Loan). Under the amendment, the Company extended the maturity of approximately $941 million of its existing U.S. dollar-denominated term loans and approximately €154 million of its existing euro-denominated term loans, in each case, from March 24, 2017 to March 24, 2021. See the Senior Secured Term Loan Facility Due March 2021 (2021 Term Loan) section below.

The Company also incurred an aggregate principal amount of approximately $1.4 billion in new U.S. dollar-denominated term loans and approximately €25 million in new euro-denominated term loans maturing on March 24, 2017 (2017 New Term Loan). The interest rate applicable to the 2017 New Term Loan is a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus 350 basis points or (b) solely with respect to term loans denominated in U.S. dollars, a base rate plus 250 basis points. The Company used the proceeds from the incurrence of the 2017 New Term Loan to repay an

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equal amount outstanding on the 2017 Old Term Loan. The interest rate on the 2017 Old Term Loan was a rate per annum equal to, at the Company's option, LIBOR plus 400 basis points or a base rate plus 300 basis points.
Additionally, the Company incurred an aggregate principal amount of approximately $63 million under the 2021 Term Loan and used the proceeds to repay an equal amount outstanding on the 2017 Old Term Loan.
Senior Secured Term Loan Facility Due March 2018 On July 18, 2014, the Company incurred an aggregate principal amount of approximately $4.6 billion in new U.S. dollar-denominated loans and approximately €311 million in new euro-denominated loans maturing on March 24, 2018 (March 2018 New Term Loan). The interest rate applicable to the March 2018 New Term Loan is a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus 350 basis points or (b) solely with respect to term loans denominated in U.S. dollars, a base rate plus 250 basis points. The Company used a portion of the proceeds from the incurrence of the March 2018 New Term Loan to repay its outstanding term loans borrowings maturing on March 24, 2018 (March 2018 Old Term Loan), with approximately $350 million in remaining aggregate principal amount of 2018 March New Term Loan to be used for general corporate purposes. The interest rate on the March 2018 Old Term Loan was a rate per annum equal to, at the Company's option, LIBOR plus 400 basis points or a base rate plus 300 basis points.

Senior Secured Term Loan Facility Due September 2018 On July 18, 2014, the Company incurred an aggregate principal amount of approximately $1.0 billion in new U.S. dollar-denominated term loans maturing on September 24, 2018 (September 2018 New Term Loan). The interest rate applicable to the September 2018 New Term Loan is a rate equal to, at the Company’s option, either (a) LIBOR for the deposits in U.S. dollars plus 350 basis points or (b) a base rate plus 250 basis points. The Company used the proceeds from the incurrence of the September 2018 New Term Loan to repay outstanding U.S. dollar-denominated term loan borrowings maturing on September 24, 2018 (September 2018 Old Term Loan). The interest rate on the September 2018 Old Term Loan was a rate per annum equal to, at the Company's option, LIBOR plus 400 basis points or a base rate plus 300 basis points.

Senior Secured Term Loan Facility Due March 2021 As discussed above, on January 30, 2014, the Company amended its 2017 Old Term Loan. Under the amendment, the Company extended the maturity of approximately $941 million of its existing U.S. dollar-denominated term loans and approximately €154 million of its existing euro-denominated term loans, in each case, from March 24, 2017 to March 24, 2021.
The Company also incurred an aggregate principal amount of approximately $63 million in new U.S. dollar-denominated term loans maturing on March 24, 2021 and used the proceeds to repay an equal amount outstanding on the 2017 Old Term Loan.

The interest rate applicable to the 2021 Term Loan is a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus 400 basis points or (b) solely with respect to term loans denominated in U.S. dollars, a base rate plus 300 basis points.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.75% Senior Secured First Lien Notes

On July 21, 2014, the Company redeemed $753 million aggregate principal of its 6.75% senior secured first lien notes due 2020, plus accrued and unpaid interest. Refer to "Debt Repurchase" below for additional information.

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

Senior Secured Second Lien Notes

Interest on the 8.25% cash-pay notes is payable in cash and is payable semi-annually in arrears on January 15 and July 15. The 8.25% cash-pay notes mature on January 15, 2021.

Interest on the 8.75% senior secured second lien notes is payable in cash and is payable semi-annually in arrears on January 15 and July 15. The 8.75% senior secured second lien notes mature on January 15, 2022.

FDC may redeem the second lien notes, in whole or in part, at any time prior to January 15, 2016, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the redemption date and a “make-whole premium.” Thereafter, FDC may redeem the second lien notes, in whole or in part, at established redemption prices.

12.625% Senior Unsecured Notes

Interest on the 12.625% senior notes is payable in cash and is payable semi-annually in arrears on January 15 and July 15. The 12.625% senior notes mature on January 15, 2021.

FDC may redeem the senior unsecured notes, in whole or in part, at any time prior to January 15, 2016, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the redemption date and a “make-whole premium.” Thereafter, FDC may redeem the senior notes, in whole or in part, at established redemption prices.

10.625% Senior Unsecured Notes Due 2021

On March 14, 2014, the Company completed an offer to exchange all of its 10.625% senior unsecured notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. There was no expenditure or receipt of cash associated with this exchange, other than the professional fees incurred in connection with the registration statement itself.

On July 21, 2014, the Company redeemed $285 million aggregate principal of its 10.625% senior unsecured notes due 2021, plus accrued and unpaid interest. Refer to "Debt Repurchase" below for additional information.

Interest on the 10.625% senior notes is payable in cash and is payable semi-annually on February 15 and August 15. The 10.625% senior notes mature on June 15, 2021.

FDC may redeem the notes, in whole or in part, at any time prior to April 15, 2016, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and a “make-whole premium.” Thereafter, FDC may redeem the notes, in whole or in part, at established redemption prices.

11.25% Senior Unsecured Notes Due 2021

On March 14, 2014, the Company completed an offer to exchange all of its 11.25% senior unsecured notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. There was no expenditure or receipt of cash associated with this exchange, other than the professional fees incurred in connection with the registration statement itself.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 21, 2014, the Company redeemed $275 million aggregate principal of its 11.25% senior unsecured notes due 2021, plus accrued and unpaid interest. Refer to "Debt Repurchase" below for additional information.

Interest on the 11.25% senior notes is payable in cash and is payable semi-annually on May 15 and November 15. The 11.25% senior notes mature on January 15, 2021.

FDC may redeem the notes, in whole or in part, at any time prior to January 15, 2016, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and a “make-whole premium.” Thereafter, FDC may redeem the notes, in whole or in part, at established redemption prices.

11.25% Senior Unsecured Subordinated Notes Due 2016

On January 6, 2014, the Company used proceeds from the issuance of its 11.75% senior unsecured subordinated notes due 2021, described below, together with cash on hand, to purchase for cash any and all outstanding 11.25% senior unsecured subordinated notes due 2016.

11.75% Senior Unsecured Subordinated Notes Due 2021

On January 6, 2014, FDC issued $725 million aggregate principal amount of 11.75% senior unsecured subordinated notes due August 15, 2021. The notes were issued at 103.5% of par for a premium of $25 million. The additional notes were treated as a single series with the existing 11.75% notes and will have the same terms as those of the existing 11.75% notes. The additional notes and the existing 11.75% notes will vote as one class under the indenture. FDC used the proceeds from the issue and sale of the additional notes, together with cash on hand, to redeem all of its outstanding 11.25% senior subordinated notes due 2016 and to pay related fees and expenses.

On March 14, 2014, the Company completed an offer to exchange all of its 11.75% senior unsecured notes due 2021 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes are freely tradable. There was no expenditure or receipt of cash associated with this exchange, other than the professional fees incurred in connection with the registration statement itself.

On July 11, 2014, the Company redeemed $866 million aggregate principal of its 11.75% senior unsecured subordinated notes due 2021, plus accrued and unpaid interest. Refer to "Debt Repurchase" below for additional information.

Interest on the 11.75% senior notes is payable in cash and is payable semi-annually on February 15 and August 15. The 11.75% senior notes mature on August 15, 2021.

FDC may redeem the notes, in whole or in part, at any time prior to May 15, 2016, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and a “make-whole premium.” Thereafter, FDC may redeem the notes, in whole or in part, at established redemption prices.

Other

In October 2014, FDC paid off its 4.85% notes due 2014 for $4 million.

Related Financing Costs

In connection with the January 2014 debt offering and repurchase and the January 2014 and July 2014 modifications to the senior secured term loan facility, the Company incurred lender fees and other expenses of approximately $19 million.

Debt Repurchase

On July 11, 2014, First Data Holdings Inc., the direct parent company of the Company, completed a $3.5 billion issuance of its common equity in a private placement. $2.5 billion of the net proceeds were contributed to the Company as a capital contribution and the funds were used to repurchase a portion of the Company's outstanding 11.75% senior unsecured subordinated notes due 2021, 6.75% senior secured first lien notes due 2020, 10.625% senior unsecured notes due 2021, and 11.25% senior unsecured notes due 2021.

In connection with these transactions, the Company incurred debt extinguishment costs of $260 million.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities

The following table presents the future aggregate annual maturities of long-term debt excluding unamortized discounts:

Year ended December 31, (in millions)	Par Amount
2015	$83.3
2016	66.4
2017	1,512.2
2018	5,992.0
2019	1,596.5
Thereafter	11,754.1
Total	$21,004.5

Deferred Financing Costs

Deferred financing costs were capitalized in conjunction with certain of FDC’s debt issuances and totaled $132 million and $177 million, as of December 31, 2014 and 2013, respectively. Deferred financing costs are reported in the “Other long-term assets” line of the Consolidated Balance Sheets and are being amortized on a straight-line basis, which approximates the interest method, over the remaining term of the respective debt, with a weighted-average period of six years. In addition, lender fees associated with debt modifications and amendments were capitalized as discounts on the debt and are similarly being amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the respective debt.

Guarantees and Covenants

All obligations under the senior secured revolving credit facility and senior secured term loan facility are unconditionally guaranteed by most of the existing and future, direct and indirect, wholly owned, material domestic subsidiaries of FDC. The senior secured facilities contain a number of covenants that, among other things, restrict FDC’s ability to incur additional indebtedness; create liens; enter into sale and leaseback transactions; engage in mergers or consolidations; sell or transfer assets; pay dividends and distributions or repurchase FDC’s or its parent company’s capital stock; make investments, loans or advances; prepay certain indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing certain indebtedness; and change its lines of business. The senior secured facilities also require FDC to not exceed a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control. The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by FDC. FDC is in compliance with all applicable covenants.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The senior subordinated notes are unsecured and (i) rank equally in right of payment with all of the existing and future senior subordinated debt; (ii) rank senior in right of payment to all future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior subordinated notes; (iii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt; (iv) are subordinated in right of payment to all existing and future senior indebtedness; and (v) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior subordinated notes.

The notes are similarly guaranteed in accordance with their terms by each of FDC’s domestic subsidiaries that guarantee obligations under FDC’s senior secured term loan facility described in more detail in Note 17 "Supplemental Guarantor Condensed Consolidating Financial Statements" of these Consolidated Financial Statements.

All obligations under the senior secured notes, senior secured second lien notes, senior unsecured notes, and senior unsecured subordinated notes also contain a number of covenants similar to those described for the senior secured obligations noted above. FDC is in compliance with all applicable covenants.

Fair Value Measurement

As of December 31, 2014 and 2013, the fair value of the Company's long-term borrowings was $22.1 billion and $24.0 billion, respectively. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.
Note 7: Supplemental Financial Information

Supplemental Statements of Operations Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Year ended December 31,
(in millions)	2014	2013	2012
Investment gains and (losses)	$100.2	$2.4	$(7.7)
Derivative financial instruments gains and (losses)	0.3	(24.4)	(91.4)
Divestitures, net	1.6	(5.4)	—
Non-operating foreign currency gains and (losses)	59.1	(19.5)	4.8
Other income (expense)	$161.2	$(46.9)	$(94.3)

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Balance Sheet Information

	As of December 31,
(in millions)	2014	2013
Other current assets:
Prepaid expenses	$74.8	$142.2
Inventory	90.3	86.7
Other	123.7	116.2
Total Other current assets	$288.8	$345.1

Property and equipment:
Land	$83.1	$85.0
Buildings	341.5	325.9
Leasehold improvements	55.4	54.2
Equipment and furniture	1,289.4	1,164.3
Equipment under capital lease	393.4	369.9
Property and equipment	2,162.8	1,999.3
Less: Accumulated depreciation	(1,233.1)	(1,149.9)
Total Property and equipment, net of accumulated depreciation	$929.7	$849.4

Other current liabilities:
Accrued interest expense	$442.9	$538.8
Other accrued expenses	559.2	529.4
Other	530.1	562.3
Total Other current liabilities	$1,532.2	$1,630.5

Note 8: Related Party Transactions

Merchant Alliances

A substantial portion of the Company’s business within the Merchant Solutions and International segments is conducted through merchant alliances. Merchant alliances are alliances between the Company and financial institutions. If the Company has majority ownership and management control over an alliance, then the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated upon consolidation. If the Company does not have a controlling ownership interest in an alliance, it uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing fees charged to alliances accounted for under the equity method. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank enter into a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance.

Management Agreement

First Data has a management agreement with Kohlberg Kravis Roberts & Co. L.P. (KKR) and one of its affiliates (Management Agreement) pursuant to which KKR provides management, consulting, financial, and other advisory services to the Company. Pursuant to the Management Agreement, KKR receives an aggregate annual management fee and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement provides that KKR also is entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Management Agreement terminates automatically upon the consummation of an initial public offering and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. During 2014, 2013 and 2012, the Company incurred $20 million in management fees in each year.

Certain members of the Company’s Board of Directors are affiliated with KKR.

Transactions and Balances Involving Company Affiliates

In 2014, 2013, and 2012, KKR Capital Markets LLC (KCM) assisted the Company in arranging and coordinating the Company’s request for an extension of the maturity of certain commitments and loans under its senior secured lending facility. The Company paid KCM $1 million for such services in each year. Also during 2014, 2013, and 2012, the Company entered into purchase agreements in which KCM agreed to serve as one of the initial purchasers for offerings of secured notes and receive a portion of the underwriting commissions for the offerings. Under the terms of the agreements, the Company paid underwriting commissions to KCM of $7 million in each year.

On April 2, 2013 and April 8, 2013, the Company entered into engagement letters with KCM and others, pursuant to which KCM agreed to assist in arranging and coordinating the Company’s request for a reduction of interest rate for certain loans under its senior secured lending facility. The Company paid KCM $3 million for such services.

During 2014, 2013, and 2012, the Company paid $7 million, $11 million, and $12 million, respectively, of expenses to KKR Capstone Americas LLC, a consulting company that works exclusively with KKR’s portfolio companies, for consulting, financial, and other advisory services provided to the Company.
Note 9: Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options and escalation provisions. The following table presents the amounts associated with total rent expense for operating leases:

Year ended December 31, (in millions)	Amount
2014	$77.4
2013	76.1
2012	72.4

Future minimum aggregate rental commitments as of December 31, 2014 under all noncancelable operating leases, net of sublease income are due in the following years:

Year ended December 31, (in millions)	Amount
2015	$60.1
2016	53.7
2017	42.8
2018	37.5
2019	31.7
Thereafter	77.2
Total	$303.0

Sublease income is earned from leased space and leased equipment which FDC concurrently subleases to third parties with comparable time periods. As of December 31, 2014, sublease amounts totaled $5 million in FDC obligations. In addition, the Company has certain guarantees imbedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company believes the fair value of such guarantees is insignificant due to the likelihood and extent of the potential changes.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit

The Company has $43 million in outstanding letters of credit as of December 31, 2014, all of which were issued under the Company’s senior secured revolving credit facility and expire prior to December 10, 2015 with a one-year renewal option. The letters of credit are held in connection with lease arrangements, bankcard association agreements, and other security agreements. The Company expects to renew most of the letters of credit prior to expiration.

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

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that we are using technology that has been patented by another party; (2) merchant customer matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee, and collection activities; and (3) other matters which may include issues such as employment. The Company's estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $30 million for patent infringement, $0 to $60 million for merchant customer matters and $0 to $5 million for other matters, resulting in a total estimated range of possible losses of $0 to $95 million for all of the matters described above.

The estimated range of reasonably possible losses is based on information currently available and involves elements of judgment and significant uncertainties. As additional information becomes available and the resolution of the uncertainties becomes more apparent, it is possible that actual losses may exceed even the high end of the estimated range.

Other

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Contingent Consideration

Over the past three years, the Company completed three acquisitions in which contingent consideration was recorded. The transactions called for cash consideration as well as contingent payments for achievement of certain milestones. As part of the purchase price, the Company recorded a $29 million liability for the contingent consideration. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date. The primary assumption is the estimated number of merchant locations that will be using the software or technology in the next three years. Refer to Note 3 "Acquisitions and Dispositions" of these Consolidated Financial Statements for additional information regarding these acquisitions.

The following table provides the roll forward of contingent consideration measured at Level 3:

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Contingent consideration
Beginning balance as of January 1, 2013	$26.3
Initial estimate of contingent consideration	—
Contingent consideration payments	—
Change in fair value of contingent consideration	—
Ending balance as of December 31, 2013	26.3
Initial estimate of contingent consideration	2.7
Contingent consideration payments	—
Change in fair value of contingent consideration	—
Ending balance as of December 31, 2014	$29.0
Note 10: First Data Corporation Stockholder’s Equity and Redeemable Noncontrolling Interest

Dividends

The Company’s senior secured revolving credit facility, senior secured term loan facility, and the indentures governing the senior secured notes, senior unsecured notes, and senior subordinated notes limit the Company's ability to pay dividends. The restrictions are subject to numerous qualifications and exceptions, including an exception that allows the Company to pay a dividend to repurchase, under certain circumstances, the equity of Parent held by employees, officers and directors that were obtained in connection with the stock compensation plan. The Company paid cash dividends to its parent, FDH, totaling $686 million during 2014, $28 million during 2013, and $7 million during 2012.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of OCI are as follows:

(in millions)	Beginning Balance	Pretax Gain (Loss) Amount	Tax (Benefit) Expense	Net-of- Tax Amount	Ending Balance
As of December 31, 2014
Unrealized gains (losses) on securities	$2.3	$(6.8)	$—	$(6.8)	$(4.5)
Foreign currency translation adjustment (a)	(504.4)	(298.1)	(1.0)	(297.1)	(801.5)
Pension liability adjustments	(86.6)	(35.2)	0.9	(36.1)	(122.7)
	$(588.7)	$(340.1)	$(0.1)	$(340.0)	$(928.7)

As of December 31, 2013
Unrealized gains on securities	$1.1	$1.9	$0.7	$1.2	$2.3
Foreign currency translation adjustment (a)	(425.9)	(103.1)	(24.6)	(78.5)	(504.4)
Pension liability adjustments	(127.4)	64.3	23.5	40.8	(86.6)
	$(552.2)	$(36.9)	$(0.4)	$(36.5)	$(588.7)

As of December 31, 2012
Unrealized gains on securities	$0.9	$0.3	$0.1	$0.2	$1.1
Unrealized gains (losses) on hedging activities	(72.2)	114.9	42.7	72.2	—
Foreign currency translation adjustment (a)	(438.3)	28.4	16.0	12.4	(425.9)
Pension liability adjustments	(88.8)	(61.8)	(23.2)	(38.6)	(127.4)
	$(598.4)	$81.8	$35.6	$46.2	$(552.2)

(a)
Net-of-tax Foreign currency translation adjustment for the years ended December 31, 2014, 2013, and 2012 is different than the amount presented on the Consolidated Statements of Comprehensive Income (Loss) by $(11) million, $1 million, and $3 million, respectively, due to the foreign currency translation adjustment related to noncontrolling interests not included above.

Redeemable Noncontrolling Interest

The following table presents a summary of the redeemable noncontrolling interest activity in 2014 and 2013:

(in millions)	Redeemable Noncontrolling Interest
Balance as of January 1, 2013	$67.4
Distributions	(34.4)
Share of income	34.1
Adjustment to redemption value of redeemable noncontrolling interest	2.0
Balance as of December 31, 2013	69.1
Distributions	(34.5)
Share of income	33.7
Adjustment to redemption value of redeemable noncontrolling interest	2.1
Balance as of December 31, 2014	$70.4
Note 11: Stock Compensation Plans

The Company’s parent, FDH, has a stock incentive plan for employees of FDC and its affiliates (stock plan). The stock plan provides the opportunity for certain employees to purchase shares in FDH and then receive a number of options or restricted stock based on a multiple of their investment in such shares. The plan also allows for the Company to award shares and options to employees. The participants of the stock plan enter into a management stockholders’ agreement. Principal terms of the

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management stockholders’ agreement include restrictions on transfers, lock ups, right of first refusal, registration rights, and a confidentiality, non-solicitation and non-compete covenant. The expense associated with this plan is recorded by FDC. The number of shares authorized under the stock plan was 180 million as of December 31, 2014.

The participants of the stock plan have the right to require FDH to repurchase the shares and options upon the employee’s termination due to death or disability. The put rights expire one year after the termination event or upon a change in control. The repurchase price for the shares is their fair market value at the time of repurchase. The repurchase price for the options is their intrinsic value at the time of repurchase.

The Company defers recognition of substantially all of the stock-based compensation expense related to stock options and non-vested restricted stock awards and units. Due to the nature of call rights associated with stock options, the Company will recognize expense related to most options only upon certain liquidity or employment termination events. The nature of the call rights associated with stock options creates a performance condition that is not considered probable until the occurrence of one of the events described above. The call rights create a performance condition as they allow FDH to repurchase options at the lesser of the fair value or the exercise price upon an option holder’s voluntary termination.

Stock-based compensation expense will be recognized related to certain restricted stock awards and units only upon a liquidity or employment termination event which triggers vesting. For the remaining awards that vest based solely on service conditions, expense is recognized over the requisite service period.

Under certain circumstances, the Company may redeem common stock held by its employees on behalf of its parent company, FDH.

Total stock-based compensation expense recognized in the “Selling, general, and administrative” line item of the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards, and non-vested restricted stock units was as follows:

Year ended December 31, (in millions)	Amount
2014	$50.5
2013	39.1
2012	12.4

During 2014, approximately $37 million of stock-based compensation expense was recognized as a result of the departure of certain executive officers. During 2013, approximately $20 million of stock-based compensation expense was recognized as a result of granting an executive officer shares of common stock of FDH and fully vested restricted stock units.

The Company has a deferred compensation plan for non-employee directors that allows each of these directors to defer their annual compensation. The plan is unfunded. For purposes of determining the investment return on the deferred compensation, each director’s account is treated as if credited with a number of shares of FDH stock determined by dividing the deferred compensation amount by the first Board approved fair value of the stock during the year. The account balance will be paid in cash upon termination of Board service, certain liquidity events or other certain events at the fair value of the stock at the time of settlement. Due to the cash settlement provisions, the account balances are recorded as a liability and are adjusted to fair value quarterly. As of December 31, 2014 and 2013, the balance of this liability was $1 million.

Stock Options

During the years ended December 31, 2014, 2013, and 2012, time-based options were granted under the stock plan. The time-based options have a contractual term of 10 years. Time-based options vest equally over a three to five year period from the date of issuance. The outstanding time-based options also have certain accelerated vesting provisions that become effective upon a change in control, a qualified public offering, or certain termination events.

As of December 31, 2014, there was approximately $154 million of total unrecognized compensation expense related to non-vested stock options that will only be recognized upon a qualified public offering or certain liquidity or employment termination events.

During 2014, 2013, and 2012, FDH paid $15 million, $22 million, and $3 million, respectively, to repurchase shares from employees that terminated employment with the Company.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of FDH stock options granted for the years ended December 31, 2014, 2013, and 2012 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2014	2013	2012
Risk-free interest rate	2.24%	1.40%	1.45%
Dividend yield	—	—	—
Volatility	50.45%	56.61%	51.77%
Expected term (in years)	7	7	7
Fair value of stock	$4.00	$3.50	$3.00
Fair value of options	$2.14	$1.99	$1.60

Risk-free interest rate—The risk-free rate for stock options granted during the period was determined by using a zero-coupon U.S. Treasury rate for the periods that coincided with the expected terms listed above.

Expected dividend yield—No routine dividends are currently being paid by FDH, or are expected to be paid in future periods.

Expected volatility—As FDH is a non-publicly traded company, the expected volatility is based on the historical volatilities of a group of guideline companies.

Expected term—The Company estimated the expected term by considering the historical exercise and termination behavior of employees that participated in the Company’s previous equity plans, the vesting conditions of options granted under the stock plan, as well as the impact of limited liquidity for common stock of a non-publicly traded company.

Fair value of stock—The Company determined the fair value based on discounted cash flows and comparison to a group of guideline companies.

A summary of FDH stock option activity for the year ended December 31, 2014 is as follows:

(options in millions)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding as of January 1, 2014	90.9	$3.28
Granted	16.4	$4.00
Exercised	(2.4)	$3.03
Cancelled / Forfeited	(1.8)	$3.24
Outstanding as of December 31, 2014	103.1	$3.40	7 years
Options exercisable as of December 31, 2014	45.3	$3.13	6 years

The total intrinsic value and amount paid related to stock options exercised during the twelve months ended December 31, 2014, 2013, and 2012 was $2 million, $3 million, and $0 million, respectively.

Restricted Stock Awards and Restricted Stock Units

In the first quarter of 2014, FDH expanded participation in the plan by granting 31 million restricted stock awards to substantially all of the Company’s employees. The restrictions on a majority of these awards will lapse upon the later of three years or following an initial public offering or upon certain employment termination events. For the remainder of these awards, the restrictions will lapse following an initial public offering or upon certain employment termination events.

Restricted stock awards and units were granted under the stock plan during 2014, 2013, and 2012. Grants were made as incentive awards. The restrictions on the awards granted will lapse upon a qualified public offering, a change in control or certain employment termination or liquidity events. As of December 31, 2014 there was approximately $172 million of total unrecognized compensation expense related to restricted stock. Approximately $3 million will be recognized over a period of

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately one year with the remainder recognized upon the occurrence of certain liquidity or employment termination events.

During 2014, 2013, and 2012, the Company paid $5 million, $6 million, and $2 million, respectively, to repurchase stock awards from employees that terminated employment with the Company.

A summary of FDH restricted stock award and restricted stock unit activity for the year ended December 31, 2014 is as follows:

(awards/units in millions)	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1, 2014	16.9	$3.18
Granted	37.2	$4.00
Vested	(3.8)	$3.18
Cancelled / Forfeited	(3.8)	$3.81
Non-vested as of December 31, 2014	46.5	$3.79

The total fair value of shares vested (measured as of the date of vesting) during the twelve months ended December 31, 2014, 2013, and 2012 was $15 million, $18 million, and $3 million, respectively.
Note 12: Employee Benefit Plans

Defined Contribution Plans

FDC maintains defined contribution savings plans covering virtually all of the Company’s U.S. employees and defined contribution pension plans for international employees primarily in the United Kingdom and Australia. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, Company matching and discretionary Company contributions. As of January 1, 2014, the Company suspended matching contributions for all U.S. participants. As a result, the U.S. Plan is no longer a safe harbor plan.

The following table presents the aggregate amounts charged to expense in connection with these plans:

Year ended December 31, (in millions)	Amount
2014	$14.8
2013	45.5
2012	45.2

Defined Benefit Plans

The Company has defined benefit pension plans which are frozen and covers certain full-time employees in the United Kingdom and the U.S. The Company also has separate plans covering certain employees located primarily in Germany, Greece, and Austria.

The Company uses December 31 as the measurement date for its plans.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the changes in the plans’ projected benefit obligations and fair value of assets for the years ended December 31, 2014 and 2013, as well as a statement of the funded status as of the respective period ends.

	As of December 31,
(in millions)	2014	2013
Change in benefit obligation
Benefit obligation at beginning of period	$909.7	$909.1
Service costs	4.8	3.1
Interest costs	41.1	37.2
U.K. plan benefit curtailment gain	—	(10.9)
Actuarial loss (gain)	142.0	(10.4)
Benefits paid	(34.1)	(30.7)
Foreign currency translation	(44.3)	12.3
Benefit obligation at end of period	1,019.2	909.7
Change in plan assets
Fair value of plan assets at the beginning of period	910.3	805.8
Actual return on plan assets	152.7	81.9
Company contributions	14.9	36.8
Benefits paid	(32.8)	(29.4)
Foreign currency translation	(46.5)	15.2
Fair value of plan assets at end of period	998.6	910.3
Funded status of the plans	$(20.6)	$0.6

	As of December 31,
(in millions)	2014	2013
U.K. plan:
Plan benefit obligations	$(754.8)	$(682.1)
Fair value of plan assets	836.1	755.5
Net pension assets (a)	81.3	73.4

U.S. and other foreign plans:
Plan benefit obligations	(264.4)	(227.6)
Fair value of plan assets	162.5	154.8
Net pension liabilities (b)	(101.9)	(72.8)
Funded status of the plans	$(20.6)	$0.6

(a)	Pension assets are included in “Other long-term assets” of the Consolidated Balance Sheets.

(b)	Pension liabilities are included in “Other long-term liabilities” of the Consolidated Balance Sheets.

The accumulated benefit obligation for all defined benefit pension plans was $1.0 billion and $909 million as of December 31, 2014 and 2013, respectively.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity in other comprehensive income, net of tax:

	Year ended December 31,
(in millions)	2014	2013	2012
Total unrecognized loss included in accumulated other comprehensive income at the beginning of period	$(86.6)	$(127.4)	$(88.8)
Unrecognized (loss) gain arising during the period	(37.9)	31.5	(39.9)
U.K. plan curtailment gain	—	6.9	—
Amortization of deferred losses to net periodic benefit expense (a)	1.8	2.4	1.3
Total unrecognized loss included in accumulated other comprehensive income at end of period	$(122.7)	$(86.6)	$(127.4)

(a)	Expected amortization of deferred losses to net periodic benefit expense in 2015 is $3 million pretax.

Amounts recorded in other comprehensive income represent unrecognized net actuarial gains and losses. The Company does not have net transition assets or obligations.

The following table provides the components of net periodic benefit cost for the plans:

	Year ended December 31,
(in millions)	2014	2013	2012
Service costs	$4.8	$3.1	$5.0
Interest costs	41.1	37.2	37.7
Expected return on plan assets	(50.1)	(44.1)	(44.7)
Amortization	1.8	4.0	2.1
Net periodic benefit expense	$(2.4)	$0.2	$0.1

Assumptions The weighted-average rate assumptions used in the measurement of the Company’s benefit obligations are as follows:

	As of December 31,
	2014	2013	2012
Discount rate	3.67%	4.56%	4.29%
Rate of compensation increase (a)	1.89%	1.70%	3.95%

(a)	The rate of compensation increases generally apply to active plans.

The weighted-average rate assumptions used in the measurement of the Company’s net cost were as follows:

	Year ended December 31,
	2014	2013	2012
Discount rate	4.27%	4.06%	4.71%
Expected long-term return on plan assets	5.47%	5.55%	6.11%
Rate of compensation increase (a)	2.08%	1.96%	3.60%

(a)	The rate of compensation increases generally apply to active plans.

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

Plan assets The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and global equity investments. In

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

addition, private equity securities comprise a very small part of the equity allocation. The fixed income allocation is a combination of fixed income investment strategies designed to contribute to the total rate of return of all plan assets while minimizing risk and supporting the duration of plan liabilities. The Company's pension plan target allocation for the U.S. plans based on the investment policy as of December 31, 2014 was 40% equity securities and 60% debt securities.

Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies. The general philosophy of the Benefit Committee in setting the allocation percentages for the domestic plan is to adhere to the appropriate allocation mix necessary to support the underlying plan liabilities as influenced significantly by the demographics of the participants and the frozen nature of the plan.

The goal of the Board of Trustees of the United Kingdom plan is the acquisition of secure assets of appropriate liquidity, which are expected to generate income and capital growth to meet, together with new contributions from the Company, the cost of current and future benefits, as set out in the Trust Deed and Rules. The Trustees, together with the plan’s consultants and actuaries, further design the asset allocation to limit the risk of the assets failing to meet the liabilities over the long term. The Trustees approach to the investment strategy is to allocate the assets into two pools: 1) Off-risk assets whereby the focus is risk management, protection, and insurance relative to the liability target invested in, but not limited to, debt, United Kingdom government bonds, and United Kingdom government index-linked bonds; and 2) On-risk assets whereby the focus is on return generation and taking risk in a controlled manner. Such assets could include equities, government bonds, high-yield bonds, property, commodities, or hedge funds. The target allocation for this plan is 40% off-risk assets and 60% on-risk assets.

Fair value measurements Financial instruments included in plan assets carried and measured at fair value on a recurring basis are classified in the table below:

	As of December 31, 2014
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Investments:
Cash and cash equivalents	$8.7	$—	$—	$8.7
Registered investment companies:
Cash management fund	1.0	—	—	1.0
Equity funds	64.5	—	—	64.5
Fixed income funds	—	266.7	—	266.7
Fixed income securities	—	47.9	—	47.9
Private investment funds—redeemable (a)	165.5	440.7	—	606.2
Private investment funds—non-redeemable	—	—	0.1	0.1
Insurance annuity contracts	—	—	3.5	3.5
Total investments at fair value	$239.7	$755.3	$3.6	$998.6

(a)	39% of portfolio is invested in equity index funds, 44% in fixed income investments, 6% in cash and cash equivalents, and 11% in other investments.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2013
	Fair Value Measurement Using
(in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Investments:
Cash and cash equivalents	$0.8	$—	$—	$0.8
Registered investment companies:
Cash management fund	2.9	—	—	2.9
Equity funds	69.2	—	—	69.2
Fixed income securities	—	40.1	—	40.1
Private investment funds—redeemable (a)	—	793.5	—	793.5
Private investment funds—non-redeemable	—	—	0.1	0.1
Insurance annuity contracts	—	—	3.7	3.7
Total investments at fair value	$72.9	$833.6	$3.8	$910.3

(a)	35% of portfolio is invested in equity index funds, 61% in fixed income investments, 3% in cash and cash equivalents, and 1% in other investments.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in millions)	Insurance annuity contracts	Private investment funds non-redeemable
Beginning balance as of January 1, 2013	$3.3	$0.1
Actual return on plan assets	0.4	—
Settlements	—	—
Ending balance as of December 31, 2013	3.7	0.1
Actual return on plan assets	(0.2)	—
Settlements	—	—
Ending balance as of December 31, 2014	$3.5	$0.1

Registered investment companies The Company’s domestic and United Kingdom plans have investments in shares of mutual funds, primarily large cap, international, and global equity funds, that are registered with the Securities and Exchange Commission. Prices of these funds are based on Net Asset Values (NAV) calculated by the funds and are publicly reported on national exchanges. The plan measures fair value of these investments using the NAV provided by the fund managers.

Fixed income securities The Company’s domestic plan has investments in several fixed income securities, primarily corporate bonds. The bonds were valued under a market approach using observable inputs including reported trades, benchmark yields, broker/dealer quotes, issuer spreads, and other standard inputs.

Private investment funds—redeemable The Company’s domestic and United Kingdom plans are invested in shares or units of several private investment funds, not the underlying assets. Redeemable private investment funds include collective trusts, comingled funds, pooled funds, limited partnerships, and limited liability corporations. The funds calculate NAV on a periodic basis and are available only from the fund managers. Private investment funds are redeemable at the NAV.

Private investment funds—non-redeemable The Company’s domestic plan has investments in limited liability corporations for which the plan has a limited ability to redeem or transfer its interests. Therefore, there is an illiquid market in which the plan can exit these investments. As a result, the plan measures fair value of these investments using estimates of fair value which come from partner capital statements provided by the partnerships.

Insurance annuity contracts The Company’s United Kingdom Plan is invested in several insurance annuity contracts. The value of these contracts is calculated by estimating future payments and discounting them to present value. As a result, there is no market for the Plan to exit these investments.

Contributions Contributions to the plans in 2015 are expected to be approximately $14 million.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future benefit payments, which reflect expected future service, are expected to be as follows:

Year ended December 31, (in millions)	Amount

2015	$29.3
2016	30.4
2017	31.0
2018	33.1
2019	33.8
2020-2024	186.0

The Company’s post-retirement health care and other insurance benefits for retired employees are limited and immaterial.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13: Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. First Data’s CODM is its Chief Executive Officer. The Company is organized in three segments: Merchant Solutions, Financial Services, and International.

The business segment measurements provided to and evaluated by the CODM are computed in accordance with the principles listed below.

•	The accounting policies of the operating segments are the same as those described in Note 1 "Summary of Significant Accounting Policies."

•	Segment results exclude divested businesses.

•
Segment revenue includes equity earnings in affiliates (excluding amortization expense) and intersegment revenue. Merchant Solutions segment revenue does not include equity earnings because it is reported using proportionate consolidation as described below.

•	Segment revenue excludes reimbursable debit network fees, postage, and other revenue.

•
Segment earnings before net interest expense, income taxes, depreciation and amortization (EBITDA) includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses, and other income (expense). Merchant Solutions segment EBITDA does not include equity earnings because it is reported using proportionate consolidation as described below. Additionally, segment EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine segment EBITDA are:

•	stock based compensation and related expense is excluded;

•	official check and money order businesses’ EBITDA are excluded as these are winding down;

•
certain costs directly associated with the termination of the Chase Paymentech Solutions alliance, and expenses related to the conversion of certain BAMS alliance merchant clients onto the Company’s platforms (excludes costs accrued in purchase accounting). Effective October 1, 2011, First Data and Bank of America N.A. (the Bank) jointly decided to have First Data operate the Bank’s legacy settlement platform. Transition costs associated with the revised strategy are also excluded from segment EBITDA;

•	debt issuance costs are excluded and represent costs associated with issuing debt and modifying the Company’s debt structure; and

•	KKR related items include annual sponsor and other fees for management, consulting, financial, and other advisory services are excluded.

•
Merchant Solutions segment revenue and EBITDA are reflected based on the Company’s proportionate share of the results of its investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. In addition, Merchant Solutions segment measures reflect commission payments to certain independent sales organizations (ISOs), which are treated as an expense in the Consolidated Statements of Operations, as contra revenue to be consistent with revenue share arrangements with other ISO’s that are recorded as contra revenue.

•
Corporate operations include administrative and shared service functions such as the executive group, legal, tax, treasury, internal audit, accounting, human resources, information technology, and procurement. Costs incurred by Corporate that are directly attributable to a segment are allocated to the respective segment. Administrative, shared service, and certain information technology costs are retained by Corporate.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s operating segment results for the years ended December 31, 2014, 2013, and 2012:

	Year ended December 31, 2014
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$3,253.5	$1,412.6	$1,378.5	$75.3	$6,119.9
Product sales and other	414.3	48.9	383.6	55.5	902.3
Equity earnings in affiliates (a)	—	—	29.7	—	29.7
Total segment reporting revenues	$3,667.8	$1,461.5	$1,791.8	$130.8	$7,051.9
Internal revenue	$19.5	$35.5	$7.4	$—	$62.4
External revenue	3,648.3	1,426.0	1,784.4	130.8	6,989.5
Depreciation and amortization	410.0	317.3	255.4	49.1	1,031.8
Segment EBITDA	1,664.6	741.3	532.7	(275.9)	2,662.7
Other operating expenses and other income (expense) excluding divestitures	124.4	1.6	5.5	14.9	146.4
Expenditures for long-lived assets	52.9	65.2	244.1	204.3	566.5
Equity earnings in affiliates	201.4	—	18.2	—	219.6
Investment in unconsolidated affiliates	948.2	—	152.8	—	1,101.0

	Year ended December 31, 2013
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$3,255.2	$1,320.3	$1,320.3	$74.7	$5,970.5
Product sales and other	384.2	48.2	367.2	46.7	846.3
Equity earnings in affiliates (a)	—	—	31.9	—	31.9
Total segment reporting revenues	$3,639.4	$1,368.5	$1,719.4	$121.4	$6,848.7
Internal revenue	$23.1	$34.6	$10.4	$—	$68.1
External revenue	3,616.3	1,333.9	1,709.0	121.4	6,780.6
Depreciation and amortization	454.1	327.2	264.8	45.2	1,091.3
Segment EBITDA	1,629.8	617.9	475.3	(273.6)	2,449.4
Other operating expenses and other income (expense) excluding divestitures	21.7	(8.2)	26.3	(137.3)	(97.5)
Expenditures for long-lived assets	22.6	59.6	183.9	112.4	378.5
Equity earnings in affiliates	168.4	—	19.9	—	188.3
Investment in unconsolidated affiliates	1,158.9	—	175.4	—	1,334.3

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2012
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$3,198.8	$1,350.0	$1,291.2	$85.2	$5,925.2
Product sales and other	404.0	40.1	391.0	39.8	874.9
Equity earnings in affiliates (a)	—	—	36.2	—	36.2
Total segment reporting revenues	$3,602.8	$1,390.1	$1,718.4	$125.0	$6,836.3
Internal revenue	$20.2	$31.5	$9.9	$—	$61.6
External revenue	3,582.6	1,358.6	1,708.5	125.0	6,774.7
Depreciation and amortization	520.1	337.2	282.9	45.1	1,185.3
Segment EBITDA	1,594.8	603.1	483.8	(246.0)	2,435.7
Other operating expenses and other income (expense) excluding divestitures	(29.1)	(5.1)	(24.3)	(64.0)	(122.5)
Expenditures for long-lived assets	25.1	49.2	163.9	132.1	370.3
Equity earnings in affiliates	137.8	—	20.4	—	158.2
Investment in unconsolidated affiliates	1,219.6	—	193.5	—	1,413.1

(a)
Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for the International segment.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Year ended December 31,
(in millions)	2014	2013	2012
Segment Revenues:
Merchant Solutions	$3,667.8	$3,639.4	$3,602.8
Financial Services	1,461.5	1,368.5	1,390.1
International	1,791.8	1,719.4	1,718.4
Subtotal segment revenues	6,921.1	6,727.3	6,711.3
All Other and Corporate	130.8	121.4	125.0
Adjustments to reconcile to Adjusted revenue:
Official check and money order revenues (a)	(2.7)	(4.4)	(12.7)
Eliminations of intersegment revenues	(62.4)	(68.1)	(61.6)
Adjusted revenue	6,986.8	6,776.2	6,762.0
Adjustments to reconcile to Consolidated revenues:
Adjustments for non-wholly owned entities (b)	57.3	38.4	73.2
Official check and money order revenues	2.7	4.4	12.7
ISO commission expense	501.5	482.5	470.9
Reimbursable debit network fees, postage, and other	3,603.5	3,507.4	3,361.5
Consolidated revenues	$11,151.8	$10,808.9	$10,680.3
Segment EBITDA:
Merchant Solutions	$1,664.6	$1,629.8	$1,594.8
Financial Services	741.3	617.9	603.1
International	532.7	475.3	483.8
Total reported segments	2,938.6	2,723.0	2,681.7
All Other and Corporate	(275.9)	(273.6)	(246.0)
Adjusted EBITDA	2,662.7	2,449.4	2,435.7
Adjustments to reconcile to Net loss attributable to First Data Corporation:
Adjustments for non-wholly owned entities (b)	24.7	2.4	6.8
Depreciation and amortization	(1,055.5)	(1,091.3)	(1,191.6)
Interest expense	(1,753.0)	(1,880.7)	(1,897.8)
Interest income	10.6	11.1	8.8
Loss on debt extinguishment	(260.1)	—	—
Other items (c)	94.1	(132.7)	(156.9)
Income tax (expense) benefit	(82.1)	(86.5)	224.0
Stock based compensation	(49.9)	(38.1)	(11.8)
Official check and money order EBITDA (a)	1.0	2.7	6.4
Costs of alliance conversions	(20.0)	(68.3)	(77.2)
KKR related items	(26.9)	(31.8)	(33.6)
Debt issuance costs	(3.4)	(5.3)	(13.7)
Net loss attributable to First Data Corporation	$(457.8)	$(869.1)	$(700.9)

(a)	Represents an adjustment to exclude the official check and money order businesses from revenue and EBITDA due to the Company’s wind down of these businesses.

(b)
Net adjustment to reflect First Data’s proportionate share of alliance revenue and EBITDA within the Merchant Solutions segment, equity earnings in affiliates included in International segment revenue, and amortization related to equity method investments not included in segment EBITDA.

(c)
Includes restructuring, certain retention bonuses, litigation and regulatory settlements, divestitures, and impairments as applicable to the periods presented and “Other income (expense)” as presented in the Consolidated Statement of Operations.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment assets were as follows as of the dates presented:

	As of December 31,
(in millions)	2014	2013
Assets:
Merchant Solutions	$23,629.9	$23,905.3
Financial Services	3,988.8	4,176.2
International	4,723.7	5,222.9
All Other and Corporate	1,926.9	1,935.4
Consolidated	$34,269.3	$35,239.8

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows:

	Year ended December 31,
(in millions)	2014	2013	2012
Total reported segments	$982.7	$1,046.1	$1,140.2
All Other and Corporate	49.1	45.2	45.1
Total segment depreciation and amortization	1,031.8	1,091.3	1,185.3
Adjustments for non-wholly owned entities	86.2	79.1	101.1
Amortization of initial payments for new contracts	45.3	41.5	44.5
Total consolidated depreciation and amortization per Consolidated Statements of Cash Flows	1,163.3	1,211.9	1,330.9
Less: Amortization of equity method investment	(62.5)	(79.1)	(94.8)
Less: Amortization of initial payments for new contracts	(45.3)	(41.5)	(44.5)
Total consolidated depreciation and amortization per Consolidated Statements of Operations	$1,055.5	$1,091.3	$1,191.6

Information concerning principal geographic areas was as follows:

(in millions)	United States	International	Total
Revenues:
2014	$9,427.7	$1,724.1	$11,151.8
2013	9,144.9	1,664.0	10,808.9
2012	9,046.0	1,634.3	10,680.3
Long-Lived Assets:
2014	$19,707.7	$2,588.1	$22,295.8
2013	20,019.6	2,959.5	22,979.1
2012	20,594.9	3,128.3	23,723.2

“International” represents businesses of significance, which have local currency as their functional currency regardless of the segments to which the associated revenues and long-lived assets applied.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Quarterly Financial Results (Unaudited)

Summarized quarterly results for the two years ended December 31, 2014 and 2013, respectively, are as follows:

	2014 by Quarter:
(in millions)	First	Second	Third	Fourth
Revenues	$2,640.3	$2,837.1	$2,791.1	$2,883.3
Expenses	2,355.8	2,455.0	2,438.5	2,463.2
Operating profit	284.5	382.1	352.6	420.1
Interest income	3.0	3.6	2.5	1.5
Interest expense	(467.1)	(463.1)	(417.6)	(405.2)
Loss on debt extinguishment	—	—	(260.1)	—
Other income	0.9	82.5	56.4	21.4
(Loss) income before income taxes and equity earnings in affiliates	(178.7)	5.1	(266.2)	37.8
Income tax expense (benefit)	36.6	40.0	(23.1)	28.6
Equity earnings in affiliates	50.4	58.0	54.8	56.4
Net (loss) income	(164.9)	23.1	(188.3)	65.6
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	35.6	57.6	46.3	53.8
Net (loss) income attributable to First Data Corporation	$(200.5)	$(34.5)	$(234.6)	$11.8

	2013 by Quarter:
(in millions)	First	Second	Third	Fourth
Revenues	$2,590.9	$2,708.8	$2,712.1	$2,797.1
Expenses	2,399.8	2,438.5	2,408.6	2,439.4
Operating profit	191.1	270.3	303.5	357.7
Interest income	2.7	2.6	2.7	3.1
Interest expense	(469.0)	(472.2)	(469.0)	(470.5)
Other income (expense)	0.3	15.0	(36.2)	(26.0)
Loss before income taxes and equity earnings in affiliates	(274.9)	(184.3)	(199.0)	(135.7)
Income tax expense (benefit)	61.6	11.5	28.6	(15.2)
Equity earnings in affiliates	37.7	51.0	47.3	52.3
Net loss	(298.8)	(144.8)	(180.3)	(68.2)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	38.6	44.3	39.2	54.9
Net loss attributable to First Data Corporation	$(337.4)	$(189.1)	$(219.5)	$(123.1)

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Income Taxes

	Year ended December 31,
(in millions)	2014	2013	2012
Components of pretax (loss) income:
Domestic	$(377.5)	$(778.2)	$(875.5)
Foreign	195.1	172.6	124.2
	$(182.4)	$(605.6)	$(751.3)
Provision (benefit) for income taxes:
Federal	$17.4	$20.3	$(301.4)
State and local	21.1	20.2	66.0
Foreign	43.6	46.0	11.4
Income tax expense (benefit)	$82.1	$86.5	$(224.0)

Effective Income Tax Rate	(45.0)%	(14.3)%	29.8%

The Company’s effective tax rates differ from statutory rates as follows:

	Year ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(0.6)	2.4	1.1
Nontaxable income from noncontrolling interests	37.0	10.2	7.9
Impact of foreign operations (a) (b)	(9.1)	(0.9)	1.5
Tax effects of foreign exchange gains/losses	(5.9)	0.5	(0.3)
Valuation allowances (b)	(103.2)	(53.7)	(20.2)
Liability for unrecognized tax benefits (b)	12.1	(0.6)	4.1
Prior year adjustments (b)	(7.2)	(6.2)	2.0
Nondeductible bad debts	(3.0)	—	—
Other	(0.1)	(1.0)	(1.3)
Effective tax rate	(45.0)%	(14.3)%	29.8%

(a)
The impact of foreign operations includes the effects of earnings and profits adjustments, foreign losses, and differences between foreign tax expense and foreign taxes eligible for the U.S. foreign tax credit.

(b)
The 2014, 2013, and 2012 effective tax rates were negatively impacted by a total of approximately 5%, 11%, and 9%, respectively, as a result of the current year cumulative correction of immaterial prior year errors.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s income tax provisions (benefits) consisted of the following components:

	Year ended December 31,
(in millions)	2014	2013	2012
Current:
Federal	$0.3	$(1.0)	$(60.0)
State and local	38.6	22.8	16.0
Foreign	61.1	51.7	38.6
	100.0	73.5	(5.4)
Deferred:
Federal	17.1	21.3	(241.4)
State and local	(17.5)	(2.6)	50.0
Foreign	(17.5)	(5.7)	(27.2)
	(17.9)	13.0	(218.6)
	$82.1	$86.5	$(224.0)

Income tax payments, net of refunds received, of $96 million in 2014 were less than current expense primarily as a result of payments expected in 2015 related to 2014 tax liabilities. Income tax payments, net of refunds received, of $93 million in 2013 were greater than current expenses primarily as a result of cash payments relating to prior years and expected refunds of cash taxes paid. Income tax payments, net of refunds received, of $70 million in 2012 were greater than current expense primarily as a result of a decrease in the liability for unrecognized tax benefits.

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets are included in both “Other current assets” and “Other long-term assets” in the Company’s Consolidated Balance Sheets. Deferred tax liabilities are included in both "Other current liabilities" and "Long-term deferred tax liabilities" in the Company’s Consolidated Balance Sheets. The following table outlines the principal components of deferred tax items:

	As of December 31,
(in millions)	2014	2013(a)
Deferred tax assets related to:
Reserves and other accrued expenses	$221.4	$315.3
Pension obligations	—	13.1
Employee related liabilities	84.1	99.7
Deferred revenues	29.9	32.6
Net operating losses and tax credit carryforwards	2,160.1	2,003.3
U.S. foreign tax credits on undistributed earnings	280.1	274.4
Foreign exchange (gain)/loss	51.4	68.6
Total deferred tax assets	2,827.0	2,807.0
Valuation allowance	(1,649.2)	(1,454.5)
Realizable deferred tax assets	1,177.8	1,352.5
Deferred tax liabilities related to:
Property, equipment, and intangibles	(1,081.7)	(1,233.0)
Pension obligations	(2.1)	—
Investment in affiliates and other	(331.4)	(426.1)
Unrealized securities and hedging (gain)/loss	(0.4)	(1.3)
U.S. tax on foreign undistributed earnings	(184.8)	(139.6)
Total deferred tax liabilities	(1,600.4)	(1,800.0)
Net deferred tax liabilities	$(422.6)	$(447.5)

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s deferred tax assets and liabilities were included in the Consolidated Balance Sheets as follows:

	As of December 31,
(in millions)	2014	2013
Current deferred tax assets	$86.0	$103.5
Current deferred tax liabilities	(6.3)	(0.8)
Long-term deferred tax assets	18.6	2.8
Long-term deferred tax liabilities	(520.9)	(553.0)
Net deferred tax liabilities	$(422.6)	$(447.5)

As of December 31, 2014 and 2013, the Company had recorded valuation allowances of $1.6 billion and $1.5 billion, respectively, against its net deferred tax assets. The increase to the valuation allowance of $195 million in 2014 was primarily due to current year federal, state, and foreign net operating losses which may not be utilized within the statute of limitations. Included in the total change to the valuation allowance was a release in a certain foreign jurisdiction due to improved financial performance. In determining the necessary amount of valuation allowance, the Company has considered a tax planning strategy related to its investments in affiliates. Implementation of this strategy would result in the immediate reversal of temporary differences associated with the excess of book basis over tax basis in the investments.

The following table presents the amounts of federal, state, and foreign net operating loss carryforwards and foreign tax credit, general business credit, and minimum tax credit carryforwards:

As of December 31,
(in millions)	2014
Federal net operating loss carryforwards (a)	$2,828.3
State net operating loss carryforwards (a)	4,719.0
Foreign net operating loss carryforwards (b)	2,762.8
Foreign tax credit carryforwards (c)	215.7
General business credit carryforwards (d)	11.8
Minimum tax credit carryforwards (e)	1.6

(a)	If not utilized, these carryforwards will expire in years 2015 through 2034.

(b)
Foreign net operating loss carryforwards of $62 million, if not utilized, will expire in years 2015 through 2034. The remaining foreign net operating loss carryforwards of $2.7 billion have an indefinite life.

(c)	If not utilized, these carryforwards will expire in years 2018 through 2024.

(d)	If not utilized, these carryforwards will expire in years 2027 through 2033.

(e)	These carryforwards have an indefinite life.

In addition to the federal net operating loss carryforwards stated above, as a result of being a part of the U.S. consolidated tax return filing with FDH, the Company is allocated another $464 million of net operating loss as of December 31, 2014.

The Company intends to indefinitely invest its net equity in its foreign operations, with the exception of any undistributed foreign earnings. Accordingly, as of December 31, 2014, no provision had been made for U.S. federal and state income taxes on the cumulative amount of temporary differences related to investments in foreign subsidiaries, other than those differences related to the undistributed earnings. Upon sale or liquidation of these investments, the Company would potentially be subject to U.S., state, and foreign income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2012, 2013, and 2014 is as follows:

(in millions)	Unrecognized Tax Benefits
Balance as of January 1, 2012	$334.7
Increases for tax positions of prior years	5.5
Decreases for tax positions of prior years	(57.7)
Increases for tax positions related to the current period	6.2
Decreases for cash settlements with taxing authorities	(0.1)
Decreases due to the lapse of the applicable statute of limitations	(2.4)
Balance as of December 31, 2012	286.2
Increases for tax positions of prior years	3.4
Decreases for tax positions of prior years	(2.9)
Increases for tax positions related to the current period	4.8
Decreases for cash settlements with taxing authorities	(5.9)
Decreases due to the lapse of the applicable statute of limitations	(6.1)
Balance as of December 31, 2013	279.5
Increases for tax positions of prior years	2.9
Decreases for tax positions of prior years	(29.1)
Increases for tax positions related to the current period	0.9
Decreases for cash settlements with taxing authorities	(13.2)
Decreases due to the lapse of the applicable statute of limitations	(4.6)
Balance as of December 31, 2014	$236.4

Most of the unrecognized tax benefits are included in the “Other long-term liabilities” line of the Consolidated Balance Sheets, net of the federal benefit on state income taxes (approximately $17 million as of December 31, 2014). However, those unrecognized tax benefits that affect the federal consolidated tax years ending December 31, 2008 through December 31, 2014 are included in the “Long-term deferred tax liabilities” line of the Consolidated Balance Sheets, as these items reduce the Company’s net operating loss and credit carryforwards from those periods. The unrecognized tax benefits as of December 31, 2014, 2013, and 2012 included approximately $126 million, $161 million, and $163 million, respectively, of tax positions that, if recognized, would affect the effective tax rate.

During the year ended December 31, 2014, the Company’s liability for unrecognized tax benefits was reduced by $29 million related to the effective resolution of certain federal and state audit issues. The reduction in liabilities was recorded through a decrease to tax expense and an increase to deferred tax liabilities.

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

	Year ended December 31,
(in millions)	2014	2013	2012
Current year accrued interest expense (net of related tax benefits)	$0.7	$5.1	$3.6
Cumulative accrued interest and penalties (net of related tax benefits)	38.8	45.2	47.2

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2014, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $122 million within the next 12 months as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries, and the lapse of the statute of limitations in various state and foreign jurisdictions.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2014, the Company was no longer subject to income tax examination by the U.S. federal jurisdiction for years before 2005. State and local examinations are substantially complete through 2006. Foreign jurisdictions generally remain subject to examination by their respective authorities from 2008 forward, none of which are considered major jurisdictions.

Under the Tax Allocation Agreement executed at the time of the spin-off of The Western Union Company (Western Union) on September 29, 2006, Western Union is responsible for and must indemnify the Company against all taxes, interest, and penalties that relate to Western Union for periods prior to the spin-off date. If Western Union were to agree to or be finally determined to owe any amounts for such periods but were to default in its indemnification obligation under the Tax Allocation Agreement, the Company as parent of the tax filing group during such periods generally would be required to pay the amounts to the relevant tax authority, resulting in a potentially material adverse effect on the Company’s financial position and results of operations. As of December 31, 2014, the Company had approximately $116 million of income taxes payable, including approximately $4 million of uncertain income tax liabilities, recorded related to Western Union for periods prior to the spin-off date. The Company has recorded a corresponding account receivable of equal amount from Western Union, which is included as a long-term account receivable in the “Other long-term assets” line of the Company’s Consolidated Balance Sheets, reflecting the indemnification obligation. The uncertain income tax liabilities and corresponding receivable are based on information provided by Western Union regarding its tax contingency reserves for periods prior to the spin-off date. There is no assurance that a Western Union-related issue raised by the IRS or other tax authority will be finally resolved at a cost not in excess of the amount reserved and reflected in the Company’s uncertain income tax liabilities and corresponding receivable from Western Union. The Western Union contingent liability is in addition to the Company’s liability for unrecognized tax benefits discussed above.

The IRS completed its examination of the U.S. federal consolidated income tax returns of the Company for 2005 through 2007 and issued a 30-Day letter in October 2012. The 30-Day letter claims that the Company and its subsidiaries, which included Western Union during some of the years at issue, owe additional taxes with respect to a variety of adjustments. The Company and Western Union agree with several of the adjustments in the 30-Day letter, such adjustments representing tax due of approximately $40 million. This undisputed tax and associated interest due (pretax) of approximately $19 million through December 31, 2014, have been fully reserved. The undisputed tax for which Western Union would be required to indemnify the Company is greater than the total tax due, such that settlement of the undisputed tax would result in a net refund to the Company. As to the adjustments that are disputed, such issues represent total taxes allegedly due of approximately $59 million, of which $40 million relates to the Company and $19 million relates to Western Union. The Company estimates that total interest due (pretax) on the disputed amounts is approximately $20 million through December 31, 2014, of which $11 million relates to the Company and $9 million relates to Western Union. As to the disputed issues, the Company and Western Union are contesting the asserted deficiencies with the Appeals Office of the IRS. The Company believes that it has adequately reserved for the disputed issues in its liability for unrecognized tax benefits described above and that final resolution of those issues will not have a material adverse effect on its financial position or results of operations.
Note 16: Investment in Affiliates

Segment results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

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

As of December 31, 2014, there were eight affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and three strategic investments in companies in related markets.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Wells Fargo alliance meets the Significant Subsidiary test provided in Regulations S-X Rule 1-02 (w) in that the Company's equity earnings of this alliance exceeded 20% of the Company's consolidated income from continuing operations before income taxes. In accordance with Regulation S-X Rule 3-09, the financial statements of Wells Fargo Merchant Services, LLC are filed with this Form 10-K as part of Item 15(c).

A summary of unaudited financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is presented below.

	As of December 31,
(in millions)	2014	2013
Total assets	$2,865.4	$3,244.3
Total liabilities	2,759.1	2,904.8

The primary components of assets and liabilities are settlement-related accounts similar to those described in Note 4 "Settlement Assets and Obligations" of these Consolidated Financial Statements.

	Year ended December 31,
(in millions)	2014	2013	2012
Net operating revenues	$1,356.8	$1,369.3	$1,278.4
Operating expenses	638.1	675.4	630.2
Operating income	$718.7	$693.9	$648.2
Net income	$695.8	$663.9	$639.4
FDC equity earnings	219.6	188.3	158.2

The formation of a merchant alliance accounted for under the equity method of accounting generally involves the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentages. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in affiliates exceeded its proportionate share of the investees’ net assets was approximately $1.1 billion and $1.2 billion as of December 31, 2014 and 2013, respectively.

The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized. The estimated future amortization expense for these intangible assets as of December 31, 2014 is as follows:

Year ended December 31, (in millions)	Amount
2015	$55.6
2016	50.8
2017	47.6
2018	29.2
2019	4.9
Thereafter	—

These amounts assume that these alliances continue as they currently exist. Much of the difference between FDC’s proportionate share of the investees’ net income and FDC’s equity earnings noted above relates to this amortization.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 6 "Borrowings" of these Consolidated Financial Statements, FDC’s 12.625% senior notes, 11.25% senior notes, 10.625% senior notes, and 11.75% senior subordinated notes are guaranteed by most of the existing and future, direct and indirect, wholly owned, domestic subsidiaries of FDC (Guarantors). The Guarantors guarantee the senior secured revolving credit facility, senior secured term loan facility, the 8.875% senior secured notes, the 7.375% senior secured notes, and the 6.75% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The Guarantors guarantee the 8.25% and 8.75% senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The 12.625% senior note, 10.625% senior note, and 11.25% senior note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries. The 11.75% senior subordinated note guarantee is unsecured and ranks equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

All of the above guarantees are full, unconditional, and joint and several and each of the Guarantors is 100% owned, directly or indirectly, by FDC. None of the other subsidiaries of FDC, either direct or indirect, guarantee the notes (Non-Guarantors). The Guarantors are subject to release under certain circumstances as described below.

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

During the third quarter of 2014, the senior secured loan facilities were amended and three subsidiaries were removed as guarantors. Although these changes were not material and did not have an impact to the Company’s consolidated financial statements, the Company adjusted prior periods to align with the new guarantor structure. These adjustments are limited to the guarantor footnote and do not affect any other reported amounts or disclosures in the Company’s consolidated financial statements. Refer to Note 6 "Borrowings" of these Consolidated Financial Statements for additional information on the private placement.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the adjustments is as follows:

	Year ended December 31, 2013
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted
Revenues	$—	$—	$7,258.2	$6,665.3	$3,837.7	$4,430.6	$(287.0)	$(287.0)
(Loss) income before income taxes and equity earnings in affiliates	(1,171.4)	(1,171.4)	595.3	563.6	522.9	599.4	(740.7)	(785.5)
Income tax (benefit) expense	(302.3)	(302.3)	300.6	249.7	88.2	139.1	—	—
Net (loss) income attributable to First Data Corporation	(869.1)	(869.1)	482.6	482.6	379.0	423.8	(861.6)	(906.4)
Comprehensive (loss) income attributable to First Data Corporation	(905.6)	(905.6)	453.1	452.6	282.7	331.1	(735.8)	(783.7)

	Year ended December 31, 2012
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted
Revenues	$—	$—	$7,180.6	$6,568.8	$3,781.4	$4,393.2	$(281.7)	$(281.7)
(Loss) income before income taxes and equity earnings in affiliates	(1,244.1)	(1,244.1)	563.5	560.8	473.4	569.0	(702.3)	(795.2)
Income tax (benefit) expense	(543.2)	(543.2)	273.7	252.0	45.5	67.2	—	—
Net (loss) income attributable to First Data Corporation	(700.9)	(700.9)	447.2	447.2	366.8	459.7	(814.0)	(906.9)
Comprehensive (loss) income attributable to First Data Corporation	(654.7)	(654.7)	448.6	447.4	356.3	450.4	(804.9)	(897.8)

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2013
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted
ASSETS:
Investment in consolidated subsidiaries	$24,393.3	$24,393.3	$5,314.0	$5,714.1	$—	$—	$(29,707.3)	$(30,107.4)
Total assets	34,718.9	34,718.9	36,076.7	35,524.7	18,712.7	21,159.6	(54,268.5)	(56,163.4)
LIABILITIES AND EQUITY:
Total liabilities	36,208.5	36,208.5	14,979.9	15,483.3	6,850.7	7,842.1	(24,561.2)	(26,056.0)
First Data Corporation shareholder's equity	(1,489.6)	(1,489.6)	21,096.8	20,041.4	5,417.2	6,872.7	(26,514.0)	(26,914.1)
Total equity	(1,489.6)	(1,489.6)	21,096.8	20,041.4	11,792.9	13,248.4	(29,707.3)	(30,107.4)
Total liabilities and equity	34,718.9	34,718.9	36,076.7	35,524.7	18,712.7	21,159.6	(54,268.5)	(56,163.4)

	Year ended December 31, 2013
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted
Net cash (used in) provided by operating activities	$(1,732.5)	$(1,732.5)	$1,449.6	$1,332.6	$955.6	$1,072.6	$—	$—
Net cash provided by (used in) investing activities	164.3	164.3	(0.6)	20.8	(148.7)	(170.1)	(368.1)	(368.1)
Net cash provided by (used in) financing activities	1,376.7	1,376.7	(1,441.2)	(1,341.3)	(793.7)	(893.6)	368.1	368.1

	Year ended December 31, 2012
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted
Net cash (used in) provided by operating activities	$(1,680.8)	$(1,680.8)	$1,681.2	$1,520.0	$767.0	$928.2	$—	$—
Net cash provided by (used in) investing activities	191.9	191.9	(12.8)	5.5	(132.6)	(150.9)	(443.6)	(443.6)
Net cash provided by (used in) financing activities	1,554.7	1,554.7	(1,664.1)	(1,527.0)	(582.7)	(719.8)	443.6	443.6

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the results of operations, financial position, and cash flows of FDC (FDC Parent Company), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the years ended December 31, 2014, 2013, and 2012 and as of December 31, 2014 and 2013 to arrive at the information for FDC on a consolidated basis.

	Year ended December 31, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$3,814.1	$3,099.6	$(258.2)	$6,655.5
Product sales and other	—	522.8	430.2	(60.2)	892.8
Reimbursable debit network fees, postage, and other	—	2,509.9	1,093.6	—	3,603.5
Total revenues	—	6,846.8	4,623.4	(318.4)	11,151.8
Expenses:
Cost of services (exclusive of items shown below)	—	1,402.8	1,596.7	(258.2)	2,741.3
Cost of products sold	—	223.2	174.2	(60.2)	337.2
Selling, general, and administrative	130.4	1,124.8	706.6	—	1,961.8
Reimbursable debit network fees, postage, and other	—	2,509.9	1,093.6	—	3,603.5
Depreciation and amortization	10.1	606.5	438.9	—	1,055.5
Other operating expenses:
Restructuring, net	9.9	3.5	(0.2)	—	13.2
Total expenses	150.4	5,870.7	4,009.8	(318.4)	9,712.5
Operating (loss) profit	(150.4)	976.1	613.6	—	1,439.3
Interest income	—	—	10.6	—	10.6
Interest expense	(1,737.9)	(9.5)	(5.6)	—	(1,753.0)
Loss on debt extinguishment	(260.1)	—	—		(260.1)
Interest income (expense) from intercompany notes	316.0	(304.9)	(11.1)	—	—
Other income (expense)	81.2	99.5	(19.5)	—	161.2
Equity earnings from consolidated subsidiaries	832.6	294.4	—	(1,127.0)	—
	(768.2)	79.5	(25.6)	(1,127.0)	(1,841.3)
(Loss) income before income taxes and equity earnings in affiliates	(918.6)	1,055.6	588.0	(1,127.0)	(402.0)
Income tax (benefit) expense	(460.8)	376.4	166.5	—	82.1
Equity earnings in affiliates	—	201.6	18.0	—	219.6
Net (loss) income	(457.8)	880.8	439.5	(1,127.0)	(264.5)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	66.4	126.9	193.3
Net (loss) income attributable to First Data Corporation	$(457.8)	$880.8	$373.1	$(1,253.9)	$(457.8)
Comprehensive (loss) income	$(797.8)	$708.8	$187.3	$(714.2)	$(615.9)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	55.0	126.9	181.9
Comprehensive (loss) income attributable to First Data Corporation	$(797.8)	$708.8	$132.3	$(841.1)	$(797.8)

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2013 (As Adjusted)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$3,674.9	$3,016.9	$(227.5)	$6,464.3
Product sales and other	—	480.1	416.6	(59.5)	837.2
Reimbursable debit network fees, postage, and other	—	2,510.3	997.1	—	3,507.4
Total revenues	—	6,665.3	4,430.6	(287.0)	10,808.9
Expenses:
Cost of services (exclusive of items shown below)	—	1,508.4	1,527.9	(227.5)	2,808.8
Cost of products sold	—	216.9	176.6	(59.5)	334.0
Selling, general, and administrative	115.0	1,135.7	638.1	—	1,888.8
Reimbursable debit network fees, postage, and other	—	2,510.3	997.1	—	3,507.4
Depreciation and amortization	7.3	623.1	460.9	—	1,091.3
Other operating expenses:
Restructuring, net	18.1	25.2	4.7	—	48.0
Litigation and regulatory settlements	8.0	—	—	—	8.0
Total expenses	148.4	6,019.6	3,805.3	(287.0)	9,686.3
Operating (loss) profit	(148.4)	645.7	625.3	—	1,122.6
Interest income	0.1	0.1	10.9	—	11.1
Interest expense	(1,863.5)	(9.7)	(7.5)	—	(1,880.7)
Interest income (expense) from intercompany notes	315.0	(276.6)	(38.4)	—	—
Other income (expense)	(53.2)	(2.8)	9.1	—	(46.9)
Equity earnings from consolidated subsidiaries	578.6	206.9	—	(785.5)	—
	(1,023.0)	(82.1)	(25.9)	(785.5)	(1,916.5)
(Loss) income before income taxes and equity earnings in affiliates	(1,171.4)	563.6	599.4	(785.5)	(793.9)
Income tax (benefit) expense	(302.3)	249.7	139.1	—	86.5
Equity earnings in affiliates	—	168.7	19.6	—	188.3
Net (loss) income	(869.1)	482.6	479.9	(785.5)	(692.1)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	56.1	120.9	177.0
Net (loss) income attributable to First Data Corporation	$(869.1)	$482.6	$423.8	$(906.4)	$(869.1)
Comprehensive (loss) income	$(905.6)	$452.6	$388.6	$(662.8)	$(727.2)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	57.5	120.9	178.4
Comprehensive (loss) income attributable to First Data Corporation	$(905.6)	$452.6	$331.1	$(783.7)	$(905.6)

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2012 (As Adjusted)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$3,637.6	$3,014.7	$(200.2)	$6,452.1
Product sales and other	—	506.4	419.2	(58.9)	866.7
Reimbursable debit network fees, postage, and other	—	2,424.8	959.3	(22.6)	3,361.5
Total revenues	—	6,568.8	4,393.2	(281.7)	10,680.3
Expenses:
Cost of services (exclusive of items shown below)	—	1,504.2	1,559.5	(200.2)	2,863.5
Cost of products sold	—	224.8	170.4	(58.9)	336.3
Selling, general, and administrative	89.4	1,141.9	594.1	—	1,825.4
Reimbursable debit network fees, postage, and other	—	2,424.8	959.3	(22.6)	3,361.5
Depreciation and amortization	8.1	686.5	497.0	—	1,191.6
Other operating expenses:
Restructuring, net	(0.2)	7.6	15.7	—	23.1
Impairments	—	5.1	—	—	5.1
Total expenses	97.3	5,994.9	3,796.0	(281.7)	9,606.5
Operating (loss) profit	(97.3)	573.9	597.2	—	1,073.8
Interest income	0.1	0.3	8.4	—	8.8
Interest expense	(1,880.4)	(7.2)	(10.2)	—	(1,897.8)
Interest income (expense) from intercompany notes	313.0	(270.7)	(42.3)	—	—
Other income (expense)	(102.1)	(8.1)	15.9	—	(94.3)
Equity earnings from consolidated subsidiaries	522.6	272.6	—	(795.2)	—
	(1,146.8)	(13.1)	(28.2)	(795.2)	(1,983.3)
(Loss) income before income taxes and equity earnings in affiliates	(1,244.1)	560.8	569.0	(795.2)	(909.5)
Income tax (benefit) expense	(543.2)	252.0	67.2	—	(224.0)
Equity earnings in affiliates	—	138.4	19.8	—	158.2
Net (loss) income	(700.9)	447.2	521.6	(795.2)	(527.3)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	61.9	111.7	173.6
Net (loss) income attributable to First Data Corporation	$(700.9)	$447.2	$459.7	$(906.9)	$(700.9)
Comprehensive (loss) income	$(654.7)	$447.4	$515.6	$(786.1)	$(477.8)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	65.2	111.7	176.9
Comprehensive (loss) income attributable to First Data Corporation	$(654.7)	$447.4	$450.4	$(897.8)	$(654.7)

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$22.8	$335.6	$—	$358.4
Accounts receivable, net of allowance for doubtful accounts	8.0	729.2	1,015.1	—	1,752.3
Settlement assets (a)	—	3,849.0	3,705.9	—	7,554.9
Intercompany notes receivable	3,375.3	306.6	—	(3,681.9)	—
Other current assets	43.5	119.3	126.0	—	288.8
Total current assets	3,426.8	5,026.9	5,182.6	(3,681.9)	9,954.4
Property and equipment, net of accumulated depreciation	32.7	619.0	278.0	—	929.7
Goodwill	—	9,085.1	7,931.5	—	17,016.6
Customer relationships, net of accumulated amortization	—	1,469.0	1,135.1	—	2,604.1
Other intangibles, net of accumulated amortization	604.1	622.6	518.7	—	1,745.4
Investment in affiliates	—	948.2	152.8	—	1,101.0
Long-term settlement assets (a)	—	—	3.5	—	3.5
Long-term intercompany receivables	6,064.4	14,441.7	5,134.6	(25,640.7)	—
Long-term intercompany notes receivable	319.5	0.8	9.3	(329.6)	—
Long-term deferred tax assets	671.1	—	—	(671.1)	—
Other long-term assets	397.0	317.6	297.4	(97.4)	914.6
Investment in consolidated subsidiaries	24,473.8	5,331.2	—	(29,805.0)	—
Total assets	$35,989.4	$37,862.1	$20,643.5	$(60,225.7)	$34,269.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8.8	$171.0	$100.5	$—	$280.3
Short-term and current portion of long-term borrowings	19.6	64.2	77.0	—	160.8
Settlement obligations (a)	—	3,849.0	3,708.3	—	7,557.3
Intercompany notes payable	308.7	3,346.3	26.9	(3,681.9)	—
Other current liabilities	583.3	527.2	421.7	—	1,532.2
Total current liabilities	920.4	7,957.7	4,334.4	(3,681.9)	9,530.6
Long-term borrowings	20,578.5	131.2	1.7	—	20,711.4
Long-term deferred tax liabilities	—	1,024.0	168.0	(671.1)	520.9
Long-term intercompany payables	14,396.3	7,804.2	3,440.2	(25,640.7)	—
Long-term intercompany notes payable	9.3	259.0	61.3	(329.6)	—
Other long-term liabilities	536.8	225.4	123.4	(97.4)	788.2
Total liabilities	36,441.3	17,401.5	8,129.0	(30,420.7)	31,551.1
Redeemable equity interest	—	—	70.4	(70.4)	—
Redeemable noncontrolling interest	—	—	—	70.4	70.4
First Data Corporation stockholder’s (deficit) equity	(451.9)	20,460.6	6,240.7	(26,701.3)	(451.9)
Noncontrolling interests	—	—	100.7	2,999.0	3,099.7
Equity of consolidated alliance	—	—	6,102.7	(6,102.7)	—
Total equity	(451.9)	20,460.6	12,444.1	(29,805.0)	2,647.8
Total liabilities and equity	$35,989.4	$37,862.1	$20,643.5	$(60,225.7)	$34,269.3

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2013 (As Adjusted)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36.5	$33.0	$355.8	$—	$425.3
Accounts receivable, net of allowance for doubtful accounts	5.8	776.3	981.8	—	1,763.9
Settlement assets (a)	—	3,785.7	3,756.1	—	7,541.8
Intercompany notes receivable	21.3	—	16.8	(38.1)	—
Other current assets	64.0	179.8	101.3	—	345.1
Total current assets	127.6	4,774.8	5,211.8	(38.1)	10,076.1
Property and equipment, net of accumulated depreciation	27.9	540.2	281.3	—	849.4
Goodwill	—	9,090.3	8,157.5	—	17,247.8
Customer relationships, net of accumulated amortization	—	1,731.8	1,430.5	—	3,162.3
Other intangibles, net of accumulated amortization	604.8	516.5	598.3	—	1,719.6
Investment in affiliates	—	1,143.0	191.3	—	1,334.3
Long-term settlement assets (a)	—	—	15.2	—	15.2
Long-term intercompany receivables	4,817.6	11,379.2	5,036.1	(21,232.9)	—
Long-term intercompany notes receivable	3,536.5	288.7	0.4	(3,825.6)	—
Long-term deferred tax assets	850.1	—	—	(850.1)	—
Other long-term assets	361.1	346.1	237.2	(109.3)	835.1
Investment in consolidated subsidiaries	24,393.3	5,714.1	—	(30,107.4)	—
Total assets	$34,718.9	$35,524.7	$21,159.6	$(56,163.4)	$35,239.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9.6	$172.3	$105.9	$—	$287.8
Short-term and current portion of long-term borrowings	4.2	66.3	75.8	—	146.3
Settlement obligations (a)	—	3,785.7	3,767.7	—	7,553.4
Intercompany notes payable	16.8	—	21.3	(38.1)	—
Other current liabilities	686.3	531.2	413.0	—	1,630.5
Total current liabilities	716.9	4,555.5	4,383.7	(38.1)	9,618.0
Long-term borrowings	22,469.1	77.3	10.4	—	22,556.8
Long-term deferred tax liabilities	—	1,239.8	163.3	(850.1)	553.0
Long-term intercompany payables	12,172.1	5,932.9	3,127.9	(21,232.9)	—
Long-term intercompany notes payable	290.1	3,450.0	85.5	(3,825.6)	—
Other long-term liabilities	560.3	227.8	71.3	(109.3)	750.1
Total liabilities	36,208.5	15,483.3	7,842.1	(26,056.0)	33,477.9
Redeemable equity interest	—	—	69.1	(69.1)	—
Redeemable noncontrolling interest	—	—	—	69.1	69.1
First Data Corporation stockholder’s (deficit) equity	(1,489.6)	20,041.4	6,872.7	(26,914.1)	(1,489.6)
Noncontrolling interests	—	—	89.5	3,092.9	3,182.4
Equity of consolidated alliance	—	—	6,286.2	(6,286.2)	—
Total equity	(1,489.6)	20,041.4	13,248.4	(30,107.4)	1,692.8
Total liabilities and equity	$34,718.9	$35,524.7	$21,159.6	$(56,163.4)	$35,239.8

(a)
The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(457.8)	$880.8	$439.5	$(1,127.0)	$(264.5)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	10.1	682.7	470.5	—	1,163.3
Charges (gains) related to other operating expenses and other income	188.9	(96.0)	19.3	—	112.2
Other non-cash and non-operating items, net	(736.5)	(367.5)	(20.4)	1,127.0	2.6
(Decrease) increase in cash, excluding the effects of acquisitions and dispositions, resulting from changes in operating assets and liabilities	(702.3)	631.8	70.1	—	(0.4)
Net cash (used in) provided by operating activities	(1,697.6)	1,731.8	979.0	—	1,013.2
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	—	270.1	—	—	270.1
Additions to property and equipment	(8.1)	(124.0)	(175.9)	—	(308.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(183.2)	(75.3)	—	(258.5)
Acquisitions, net of cash acquired	—	(30.8)	—	—	(30.8)
Proceeds from sale of property and equipment	—	2.1	0.6	—	2.7
Other investing activities	—	—	(4.3)	—	(4.3)
Distributions and dividends from subsidiaries	74.7	231.8	—	(306.5)	—
Net cash provided by (used in) investing activities	66.6	166.0	(254.9)	(306.5)	(328.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	9.6	—	2.2	—	11.8
Proceeds from issuance of long-term debt	350.0	—	—	—	350.0
Debt modification and related financing costs, net	(342.8)	—	—	—	(342.8)
Principal payments on long-term debt	(2,183.2)	(72.8)	(5.8)	—	(2,261.8)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(44.5)	(220.9)	(265.4)
Distributions paid to equity holders	—	—	(452.4)	452.4	—
Purchase of noncontrolling interest	—	—	(1.0)	—	(1.0)
Capital transactions, net	1,788.2	—	(75.0)	75.0	1,788.2
Intercompany	1,972.7	(1,840.3)	(132.4)	—	—
Net cash provided by (used in) financing activities	1,594.5	(1,913.1)	(708.9)	306.5	(721.0)
Effect of exchange rate changes on cash and cash equivalents	—	5.1	(35.4)	—	(30.3)
Change in cash and cash equivalents	(36.5)	(10.2)	(20.2)	—	(66.9)
Cash and cash equivalents at beginning of period	36.5	33.0	355.8	—	425.3
Cash and cash equivalents at end of period	$—	$22.8	$335.6	$—	$358.4

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2013 (As Adjusted)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(869.1)	$482.6	$479.9	$(785.5)	$(692.1)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	7.3	714.8	489.8	—	1,211.9
Charges (gains) related to other operating expenses and other income (expense)	79.3	28.0	(4.4)	—	102.9
Other non-cash and non-operating items, net	(497.5)	(267.9)	(28.9)	785.5	(8.8)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(452.5)	375.1	136.2	—	58.8
Net cash (used in) provided by operating activities	(1,732.5)	1,332.6	1,072.6	—	672.7
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid and cash disposed	—	10.4	7.7	—	18.1
Additions to property and equipment	(0.4)	(67.9)	(125.8)	—	(194.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.9)	(123.4)	(60.1)	—	(184.4)
Acquisitions, net of cash acquired	(12.2)	0.1	—	—	(12.1)
Proceeds from sale of property and equipment	—	4.7	7.1	—	11.8
Other investing activities	0.3	6.3	1.0	—	7.6
Distributions and dividends from subsidiaries	177.5	190.6	—	(368.1)	—
Net cash provided by (used in) investing activities	164.3	20.8	(170.1)	(368.1)	(353.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(109.6)	—	(109.6)
Debt modification and related financing costs, net	(10.3)	—	—	—	(10.3)
Principal payments on long-term debt	(16.5)	(66.7)	(9.0)	—	(92.2)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(42.0)	(182.5)	(224.5)
Distributions paid to equity holders	—	—	(373.1)	373.1	—
Purchase of noncontrolling interest	—	—	(23.7)	—	(23.7)
Capital transactions, net	(29.8)	—	(177.5)	177.5	(29.8)
Intercompany	1,433.3	(1,274.6)	(158.7)	—	—
Net cash provided by (used in) financing activities	1,376.7	(1,341.3)	(893.6)	368.1	(490.1)
Effect of exchange rate changes on cash and cash equivalents	—	(1.7)	(10.8)	—	(12.5)
Change in cash and cash equivalents	(191.5)	10.4	(1.9)	—	(183.0)
Cash and cash equivalents at beginning of period	228.0	22.6	357.7	—	608.3
Cash and cash equivalents at end of period	$36.5	$33.0	$355.8	$—	$425.3

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2012 (As Adjusted)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(700.9)	$447.2	$521.6	$(795.2)	$(527.3)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	8.1	793.7	529.1	—	1,330.9
(Gains) charges related to other operating expenses and other income (expense)	101.9	20.8	(0.2)	—	122.5
Other non-cash and non-operating items, net	(483.9)	(332.2)	(19.3)	795.2	(40.2)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(606.0)	590.5	(103.0)	—	(118.5)
Net cash (used in) provided by operating activities	(1,680.8)	1,520.0	928.2	—	767.4
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(2.6)	(70.2)	(120.3)	—	(193.1)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(0.8)	(133.4)	(43.0)	—	(177.2)
Acquisitions, net of cash acquired	(33.0)	0.1	—	—	(32.9)
Contributions to equity method investments	—	(7.9)	—	—	(7.9)
Proceeds from sale of property and equipment	—	2.3	5.7	—	8.0
Other investing activities	2.8	(3.5)	6.7	—	6.0
Distributions and dividends from subsidiaries	225.5	218.1	—	(443.6)	—
Net cash provided by (used in) investing activities	191.9	5.5	(150.9)	(443.6)	(397.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	99.1	—	99.1
Debt modification and related financing costs, net	17.3	—	—	—	17.3
Principal payments on long-term debt	(3.4)	(56.2)	(23.7)	—	(83.3)
Proceeds from sale-leaseback transactions	—	13.8	—	—	13.8
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(54.0)	(207.9)	(261.9)
Distributions paid to equity holders	—	—	(424.0)	424.0	—
Purchase of noncontrolling interest	—	—	(25.1)	—	(25.1)
Capital transactions, net	(8.4)	—	(227.5)	227.5	(8.4)
Intercompany	1,549.2	(1,484.6)	(64.6)	—	—
Net cash provided by (used in) financing activities	1,554.7	(1,527.0)	(719.8)	443.6	(248.5)
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	1.2	—	0.8
Change in cash and cash equivalents	65.8	(1.9)	58.7	—	122.6
Cash and cash equivalents at beginning of period	162.2	24.5	299.0	—	485.7
Cash and cash equivalents at end of period	$228.0	$22.6	$357.7	$—	$608.3

FIRST DATA CORPORATION
SCHEDULE II—Valuation and Qualifying Accounts
(dollars, in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reclassifications from Other Accounts (a)	Deductions (b)	Balance at End of Period
Year ended December 31, 2014 deducted from receivables	$42.9	$98.9	$(0.5)	$81.2	$60.1
Year ended December 31, 2013 deducted from receivables	46.0	93.3	—	96.4	42.9
Year ended December 31, 2012 deducted from receivables	28.4	83.6	8.3	74.3	46.0

(a)	Amounts related to reclassifications from other current liabilities to allowance for doubtful accounts.

(b)	Amounts related to business divestitures and write-offs against assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Executive Vice President, Director of Finance (principal financial officer), the effectiveness of disclosure controls and procedures as of December 31, 2014. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, our Chief Executive Officer and our Executive Vice President, Director of Finance (principal financial officer), concluded that the material weakness described below has been fully remediated and closed and that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework to Internal Control Environment (2013 framework).

Management had previously concluded that it did not design and maintain effective controls relating to the accounting and reporting for income taxes and also concluded that this was a material weakness in internal control over financial reporting as of September 30, 2014. Specifically, the controls in place relating to the establishment and measurement of valuation allowances against deferred tax assets were not properly designed to provide reasonable assurance that our income tax benefit and deferred tax assets and liabilities would be properly recorded and disclosed in the financial statements. This material weakness was initially identified in 2012. At the time, we had an insufficient number of personnel with appropriate knowledge, experience or training in accounting for income taxes. Additionally, the organizational structure resulted in incomplete or inadequate oversight and review of complex issues, calculations and disclosures. As described below, our management has made significant progress in its remediation efforts and the material weakness has been fully remediated as of December 31, 2014.

Based on management’s evaluation under the COSO framework, management concluded that our internal controls over financial reporting were effective as of December 31, 2014.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting which is contained below.

Remediation of Material Weakness

Since 2012, we have implemented a remediation plan that includes the following actions:

•	our Tax Department was restructured, key resources were refocused on the most critical areas and additional technical resources were added, including regional tax controllers;

•	processes, procedures, and controls over income tax accounting were reviewed and modified to ensure greater oversight and transparency; and

•	implemented a standardized software platform.

We completed a review and detailed testing of our updated processes and based upon the results of this review and testing, we concluded that the material weakness has been fully remediated.

Changes in Internal Control over Financial Reporting

During the first quarter of 2014, we commenced the migration of certain activities performed in Denver, Colorado to Atlanta, Georgia and Melville, New York and certain activities performed in our Captive Shared Service Centers to a Business Process Outsourcer (Migrations). These Migrations continued into the fourth quarter of 2014 and present transitional risks to maintaining adequate internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than improvements within our Tax Department discussed above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of First Data Corporation

We have audited First Data Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). First Data Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First Data Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Data Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the three years in the period ended December 31, 2014 of First Data Corporation and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 27, 2015

ITEM 9B.	OTHER INFORMATION

Our directors do not receive compensation. However, all of our directors are also directors of our parent company, First Data Holdings Inc. (Holdings). On February 24, 2015, the Governance, Compensation and Nominations Committee of the Board of Directors of Holdings approved compensation for each director of Holdings not employed by Holdings or affiliates of Kohlberg Kravis Roberts & Co. as described in Exhibit 10.12 to this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The following table sets forth, as of January 1, 2015, the name and age of each of our directors:

Name	Age	Director Since
Frank J. Bisignano	55	2013
Joe W. Forehand	66	2009
Henry R. Kravis	71	2009
Heidi G. Miller	61	2014
James E. Nevels	63	2014
Scott C. Nuttall	42	2007
Tagar C. Olson	37	2007
Joseph J. Plumeri	71	2013

The following sets forth information about our directors:

Frank J. Bisignano has been Chairman of our Board since March 2014 and Chief Executive Officer and a member of our Board since April 2013. Before joining us, Mr. Bisignano was the Co-Chief Operating Officer for JPMorgan Chase & Co. from July 2012 to April 2013, CEO of Mortgage Banking at JP Morgan Chase & Co. from February 2011 until December 2012, and Chief Administrative Officer of JPMorgan Chase & Co. from 2005 until July 2012.

Joe W. Forehand has been a member of our Board since September 2009 and Chairman of the Board from March 2010 to March 2014.  Mr. Forehand was our interim Chief Executive Officer from March 2010 until October 2010.  In his more than 30 years with Accenture Ltd., Mr. Forehand served as the CEO from 1999 until 2004, Before that, as chief executive of the Communications and High Technology Operating Group, and as Chairman of the board of directors of Accenture Ltd. from 2001 until 2006. Mr. Forehand is a Senior Advisor of Kohlberg Kravis Roberts & Co. (KKR) and has also been involved with KKR’s growth and emphasis on the technology industry sector. He is a board member of Aricent Inc.

Henry R. Kravis has been a member of our Board since September 2009. Mr. Kravis, a pioneer of the private equity industry, co-founded KKR in 1976 and is its Co-Chairman and Co-Chief Executive Officer.  He is actively involved in managing KKR and serves on its regional Private Equity Investment and Portfolio Management Committees.  In addition to serving on the board of the general partner of KKR & Co. L.P., Mr. Kravis currently serves on the board of China International Capital Corporation Limited.  He also serves as a director, chairman emeritus or trustee of several cultural, professional and education institutions, including The Business Council, Claremont McKenna, Columbia Business School, the Council on Foreign Relations, Mount Sinai Hospital, the New York City Investment Fund, Partnership for New York City, Rockefeller University, and Tsinghua University School of Economics and Management.  He earned a B.A. from Claremont McKenna College in 1967 and a M.B.A. from the Columbia Business School in 1969.  Mr. Kravis has more than four decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies.

Heidi G. Miller has been a member of our Board since April 2014. Prior to retiring in 2012, Ms. Miller had been president of JPMorgan International, a division of JPMorgan Chase & Co., since June 2010. She served as Executive Vice President, Chief Executive Officer - Treasury and Securities Services of JPMorgan Chase & Co. from January 2004 to June 2010. From 2002 to 2004, Ms. Miller served as Executive Vice President and Chief Financial Officer of Bank One Corporation. Previously, she had been Chief Financial Officer of Citigroup Inc. She is a director of General Mills Inc. and HSBC Holdings plc. Ms. Miller

graduated from Princeton University with a bachelor’s degree in history and completed her doctorate in Latin American History at Yale University.

James E. Nevels has been a member of our Board since November 2014. Mr. Nevels is Chairman of The Swarthmore Group, a firm that he founded in 1991. He is also Chairman of The Hershey Company and a director of Hershey Trust Company and the board of managers of Milton Hershey School. In 2004, Mr. Nevels was appointed by the President of the United States to a three-year term on the advisory committee to the Pension Benefit Guaranty Corporation, where he served as Chairman from 2005 to 2007. In 2001, he was appointed by the Governor of Pennsylvania as Chairman of the Philadelphia School Reform Commission overseeing the turnaround of the Philadelphia School System, at that time the ninth-largest school district in the United States. Mr. Nevels has been a member of the board of directors of the Federal Reserve Bank of Philadelphia since January 2010, and served as its Deputy Chairman from January 2012 until his appointment as Chairman in January 2014. Mr. Nevels was formerly a director of Tasty Baking Company from May 2005 to May 2011. He holds a bachelor’s degree, cum laude and Phi Beta Kappa, in political science and philosophy from Bucknell University, a Masters of Business Administration degree from the Wharton School of the University of Pennsylvania and a Juris Doctor degree from the University of Pennsylvania Law School.

Scott C. Nuttall has been a member of our Board since September 2007 and is a Member of KKR. Mr. Nuttall joined KKR in 1996 and is head of KKR’s Global Capital and Asset Management Group, which includes Credit, Hedge Funds, KKR Capital Markets and KKR’s Client and Partner Group. He has played a significant role in several of KKR’s private equity investments. Before joining KKR, he was with the Blackstone Group where he was involved in numerous merchant banking and merger and acquisition transactions. He received a B.S., summa cum laude, from the University of Pennsylvania. Mr. Nuttall serves as co-Chair of Teach for America - New York, a non-profit organization that aims to eliminate educational inequity.

Tagar C. Olson has been a member of our Board since September 2007. Mr. Olson joined KKR in 2002 and is a Member and Head of KKR’s Financial Services industry team. Mr. Olson is on the board of directors of Alliant Insurance Services, Santander Consumer USA, Sedgwick, Inc. and Visant Corporation, serves as an observer on the board of directors of WMI Holdings Corp. and is also involved with KKR’s investment in Nephila Capital Ltd. Before joining KKR, Mr. Olson was with Evercore Partners Inc., where he was involved in a number of private equity transactions and mergers and acquisitions. He holds a B.S. and B.A.S., summa cum laude, from the University of Pennsylvania.

Joseph J. Plumeri has been a member of our Board and Senior Advisor of KKR since August 2013 and our Vice Chairman since May 2014. Before joining us, Mr. Plumeri was Chief Executive Officer of Willis Group Holdings plc from October 2000 to January 2013 and Chairman of its Board from 2001 to July 2013. Before joining the Willis Group, Mr. Plumeri spent 32 years as an executive with Citigroup Inc. and its predecessors, where his responsibilities included overseeing the 450 North American retail branches of Citigroup’s Citibank unit. Before that, Mr. Plumeri served as Chairman and Chief Executive Officer of Citigroup’s Primerica Financial Services from 1995 to 1999. In 1994, Mr. Plumeri was appointed Vice Chairman of Citigroup’s predecessor, Travelers Group Inc. In 1993, Mr. Plumeri became the President of a predecessor of Citigroup’s Salomon Smith Barney unit after overseeing the merger of Smith Barney and Shearson and serving as the President and Managing Partner of Shearson since 1990. He also serves on the boards of the National Center on Addiction and Substance Abuse; Mount Sinai Medical Center; the Intrepid Sea, Air & Space Museum; the Jackie Robinson Foundation; Carnegie Hall and the Churchill Centre and Museum at the Cabinet War Rooms in London.

Director Qualifications

Our Governance, Compensation and Nominations Committee (Committee) identifies individuals qualified to become members of our Board and recommends to our Board nominees for election as directors at each annual meeting of shareholders and to fill vacancies on the Board. Our Committee looks for certain qualities common to all Board members, including integrity, collegiality, and ability and willingness to make a commitment to us. When considering whether directors and nominees have the experience, qualifications, attributes and skills, our Committee and our Board focused primarily on the information discussed in each of the directors’ individual biographies set forth above. With regard to Mr. Bisignano, our Board considered his many years’ of executive experience in the financial industry. With regard to Mr. Forehand, our Board considered his many years’ experience at a publicly held consulting and technology services company, including service as chairman of our board. With regard to Mr. Kravis, our Board considered his significant experience and expertise in private equity investments.
With regard to Ms. Miller, our Board considered her executive experience in the financial services industry and her service as a director of a publicly held company. With regard to Mr. Nevels, our Board considered his expertise in the securities and investment industry with decades of experience in finance, law and corporate governance. With regard to Mr. Nuttall, our Board considered his broad perspective brought by Mr. Nuttall’s involvement in KKR’s diverse investments and his extensive knowledge of our business and capital structure through his involvement since the 2007 merger. With regard to Mr. Olson, our

Board considered his expertise in the financial services industry and his extensive knowledge of our business and capital structure through his involvement since the 2007 merger. With regard to Mr. Plumeri, our Board considered his many years’ experience as chief executive officer of a publicly held company.

Executive Officers

The following table sets forth, as of January 1, 2015, the name, age and position of each of our executive officers:

Name	Age	Position
Frank J. Bisignano	55	Chairman and Chief Executive Officer
Cynthia A. Armine-Klein	53	Executive Vice President, Chief Control Officer
Guy Chiarello	55	President
Sanjiv Das	52	Executive Vice President, Head of International Regions
Andrew Gelb	44	Executive Vice President, Head of Financial Services
Thomas Higgins	56	Executive Vice President, Chief Administrative Officer
Christine E. Larsen	53	Executive Vice President, Chief Operations Officer
Barry C. McCarthy	51	Executive Vice President, Head of Consumer and Network Solutions
Michael K. Neborak	58	Executive Vice President, Director of Finance
Himanshu A. Patel	39	Executive Vice President, Strategy & Business Development
Joseph J. Plumeri	71	Vice Chairman
Adam L. Rosman	49	Executive Vice President, General Counsel and Secretary

The following sets forth information about our executive officers, other than Frank Bisignano and Joseph Plumeri, whose qualifications are set forth above:

Cynthia A. Armine-Klein has been our Executive Vice President and Chief Control Officer since May 2014. Before joining us, Ms. Armine-Klein was Executive Vice President and Chief Compliance Officer for JPMorgan Chase & Co. from July 2012 to May 2014. Before joining JPMorgan Chase & Co., she spent 31 years at Citigroup and its predecessor firms and was Citigroup’s Global Chief Compliance Officer from 2008 until 2012.

Guy Chiarello has been our President since July 2013. Before joining us, Mr. Chiarello was the Chief Information Officer of JPMorgan Chase & Co. for the prior five and a half years and served in various technology roles for Morgan Stanley for 23 years before that.

Sanjiv Das joined us in May 2014 as Executive Vice President and Chief of Staff and was appointed Head of International Regions in October 2014. Previously, Mr. Das was the CEO and President of CitiMortgage, Inc. from 2008 until May 2013. Before joining Citi, Sanjiv was Managing Director at Morgan Stanley Institutional Securities (Equities) Division.

Andrew Gelb has been our Executive Vice President, Head of Financial Services since November 2014. Before joining us, Gelb spent 17 years at Citigroup Inc. and was Managing Director and Head of North America Treasury and Trade Solutions business from June 2012 until July 2014.  Previously, Mr. Gelb was Head of Securities & Fund Services for EMEA (Europe, Middle East & Africa) of Citigroup Inc. from June 2008 until June 2012.

Thomas Higgins joined us in December 2013 and has been our Executive Vice President and Chief Administrative Officer since May 2014. Before joining us, he was the head of Operational Control at JPMorgan Chase & Co. from January 2011 until December 2013. In 2010, Mr. Higgins retired after a 24-year career with the U.S. Government. He worked in the national security and foreign policy areas and was a member of the Senior Executive Service.

Christine E. Larsen joined us as Executive Vice President and Chief Operations Officer in June 2013. Before joining us, she was Executive Vice President of JPMorgan Chase & Co. since January 2012 responsible for firm-wide process improvement and enterprise program management, with a focus on control and integration efforts. From 2006 to January 2012, she was responsible for various senior operations and technology roles at JPMorgan Chase & Co.

Barry C. McCarthy has been Executive Vice President, Head of Consumer and Network Solutions since November 2014. Previously, Mr. McCarthy was president of our U.S. Financial Services segment from February 2013 until October 2014. Mr. McCarthy joined us in 2004 and has served in various roles of increasing responsibility including head of the merchant product organization, new technologies and general manager of our Asia-Pacific merchant business. Before joining us, he co-

founded MagnaCash, a Silicon Valley-based micropayments company, and held various executive roles at VeriSign, Wells Fargo Bank and Procter & Gamble.

Michael K. Neborak has been our Executive Vice President and Director of Finance since July 2014. Previously, Mr. Neborak was Group Chief Financial Officer of Willis Group Holdings plc from July 2010 to June 2014.  Mr. Neborak also served as Chief Financial Officer of MSCI Inc. from 2006 to 2010. Earlier in his career, from 1982 to 2006, Neborak served in roles of increasing responsibility within business units of Citigroup and its predecessor companies. He began his career with Arthur Andersen & Co.

Himanshu A. Patel joined us in June 2013 as Executive Vice President, Strategy & Business Development. Before joining us, he served in various roles at JPMorgan Chase & Co. since 1997, including Senior Equity Analyst from 2001 to 2011.

Adam L. Rosman has been our Executive Vice President, General Counsel and Secretary since October 2014. Before joining us, Mr. Rosman served as Group General Counsel of Willis Group Holdings plc from May 2012 until September 2014. He joined Willis Group in 2009, serving as Deputy Group General Counsel until May 2012. Previously, Mr. Rosman was Senior Vice President and Associate General Counsel at Cablevision Systems Corporation in Bethpage, NY, and before that he was a partner at the Washington D.C.-based law firm of Zuckerman Spaeder LLP. Between 1997 and 2003, Mr. Rosman was an Assistant United States Attorney in Washington, D.C. He also worked in 2000 and 2001 as Deputy Assistant to the President and Deputy Staff Secretary for President Clinton.

Code of Ethics for Senior Financial Officers

We have adopted a Code of Ethics for Senior Financial Officers which applies to its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The Code is available on our website at www.firstdata.com under “About Us”, “Investor Relations” and “Corporate Governance”.

Audit Committee Financial Expert and Recommendation of Directors

Our Audit Committee consists of Ms. Miller and Messrs. Nevels and Olson. Mr. Nevels replaced Mr. Nuttall on February 24, 2015. Our Board of Directors has determined that Ms. Miller and Messrs. Nevels and Olson are audit committee financial experts as defined by regulations of the Securities and Exchange Commission. We do not have procedures by which security holders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

FIRST DATA CORPORATION
COMPENSATION DISCUSSION AND ANALYSIS
FISCAL YEAR 2014

EXECUTIVE SUMMARY

In 2014, we continued to broaden and deepen our talent pool to best position ourselves for future growth and advancing the mission of providing solutions to help our clients succeed. Additions to the leadership team in 2014 included: Cynthia Armine-Klein, Chief Control Officer, on May 12, 2014; Sanjiv Das, EVP International Regions, on April 21, 2014; Michael K. Neborak, EVP Director of Finance, on July 14, 2014; and board member Joseph J. Plumeri, Vice Chairman and head of Client Delivery, Innovation and Marketing on June 1, 2014. Compensation for the new executives at First Data was set at a level reflecting their established positions and their decisions to forgo other professional opportunities.

Consistent with these appointments, in 2014, the Governance, Compensation and Nominations Committee (the Committee) of First Data Corporation (FDC) reinforced a total compensation philosophy and significantly strengthened the emphasis on equity-based and performance-based pay for its executives and all employees.

In concert with First Data's compensation philosophy based on wealth-creation via equity value creation, the compensation packages of both new and continuing executives in 2014 were structured to be predominantly in the form of First Data equity. Messrs. Neborak and Plumeri made personal investments in First Data stock during 2014. Equity heavy compensation practices also ensure executive alignment with the long-term interests of the Company, its clients and shareholders.

2014 was a foundational year for First Data, with a number of significant accomplishments. First Data Holdings Inc. (Holdings), the parent company of FDC completed a $3.5 billion capital raise, and contributed approximately $2.5 billion of capital to FDC to strengthen our balance sheet. Many of First Data's businesses experienced growth in revenue and profitability during 2014, including credit and retail private label processing, output services and STAR network in the Financial Services segment; Money Network and TransArmor in the Merchant Solutions segment and many geographies and markets in the International segment. New innovative and powerful products designed to help clients grow their businesses - Clover Station and Insightics - were launched. The acquisitions of Gyft and Perka further expanded our suite of innovative products for consumers and businesses. We partnered with Apple to support Apple Pay.

Developments:

On March 10, 2014, Frank Bisignano was voted Chairman of First Data’s Board of Directors, in addition to his role as Chief Executive Officer. Mr. Bisignano assumed the role from Joe Forehand, who had served as First Data chairman since March, 2010, and remains on the First Data Board of Directors.
On May 13, 2014, First Data’s Board of Directors named Joseph J. Plumeri Vice Chairman of First Data and on June 1, 2014 Mr. Plumeri was hired by the Company to lead Client Delivery, Innovation, and Marketing.
On April 17, 2014, we announced the departure of Ray E. Winborne, Executive Vice President & Chief Financial Officer.

ROLE OF THE COMMITTEE

The Committee reviews and approves all aspects of the Company’s compensation programs for its executive officers. Specifically, under its charter, the Committee:

·                  establishes the Company’s compensation philosophy;
·                  evaluates performance and sets compensation for the Company’s executive officers;
·                  oversees regulatory compliance with respect to compensation matters; and
·                  delegates to and monitoring various subcommittees with responsibility for administrative and legal compliance for retirement and benefit plans.

During 2014, the Committee was comprised of Scott C. Nuttall (Chairperson), Joe W. Forehand, and Henry R. Kravis. All of the foregoing individuals are affiliated with Kohlberg Kravis Roberts & Co. (KKR) and, therefore, not deemed independent Directors. Disclosure of payments between the Company and KKR affiliates is included in Item 13 “Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K.

The equity compensation provided to the senior executives of the Company is approved by the Holdings Committee. The FDC Committee is comprised of the same individuals as are members of the Holdings Committee.

ROLE OF MANAGEMENT

The Company’s management provides information, data, analysis, updates, and recommendations to the Committee. Specifically, management provides recommendations on pay levels for executive officers other than the Chief Executive Officer as well as the design of all material compensation and benefit plans. Finally, management is responsible for the administration of the Company’s executive compensation programs and policies.

EXECUTIVE COMPENSATION PROGRAM OBJECTIVES

Executive Compensation Philosophy

The Company’s executive compensation philosophy and corresponding pay practices are designed to align executives tightly with the Company’s growth objectives, resulting in increased value for shareholders. This alignment is created via equity compensation and annual incentive compensation, the value of which is driven by company performance over the long and short term, respectively. All executives, including those hired in 2014 maintain a significant equity stake in the Company.

When considering the design of the Company’s compensation plans, incentive plan funding schemes, and individual compensation decisions, the Committee considers several principles.

·                  Focus on total compensation, rather than individual pay components.
·                  Align realized compensation with company performance.
·                  Emphasize equity ownership as largest component of compensation.
·                  Pay at a competitive market position in order to attract and retain the best available talent.

Focus on Total Compensation

We have a strong commitment to rewarding all executives, and all employees, on a total compensation basis. Rather than focus on individual pay components, we emphasize total compensation opportunities. For executives, management and the Committee believe that a large majority of these total compensation opportunities should be delivered via equity. This philosophy is reflected in the hiring packages for new executives and other 2014 compensation decisions described below.

Align Realized Compensation with Company Performance

The Committee places a great emphasis on the alignment of compensation with company performance and shareholder value.  Executives should see realized compensation rise or fall based on the performance of the Company. With a significant portion of compensation opportunities derived from equity, and further because FDC equity is not liquid until a public offering or other liquidity event is achieved, the linkage between compensation value and Company performance is very strong. Additionally, our annual cash incentive plan for executives, the Senior Executive Incentive Plan (SEIP) is funded each year based solely on company performance.

Emphasize Equity Ownership

The Committee provides equity compensation and opportunities so that executives have a significant equity stake in the Company to ensure complete alignment with shareholders, strong correlation between company performance and executive compensation, and complete focus on our goals.

The 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (the 2007 Equity Plan) facilitates significant equity ownership by executive officers. All executive officers have either directly purchased shares of stock or relinquished equity of their former employer in connection with the Holding equity grants. The Committee believes that by requiring a personal investment in Holdings, the 2007 Equity Plan is a powerful mechanism to facilitate equity ownership and closely align executive and shareholder interests. To ensure equity remains the predominant compensation component for executives and to strengthen long-term alignment, executives also receive annual equity grants.

As a further demonstration of the Committee’s commitment to equity ownership as a path to align the interests of its owner-associates with the long-term success of the Company and our clients, the Committee approved broad-based equity grants in the first quarter of both 2014 and 2015. Management and the Committee believe that creating a strong culture of ownership will benefit its clients, owner-associates and shareholders.
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

ELEMENTS OF COMPENSATION

Compensation for the Company’s executive officers is delivered through:

•	base salary;

•	annual cash incentives;

•	equity; and

•	perquisites.

Base Salary

Base salaries for executives reflect market competitive levels of pay and factors unique to each executive such as scope of responsibilities, individual skill set, experience level, time in role, pay relative to internal peers, and base pay in previous roles outside of First Data. Base pay for named executives as of December 31, 2014 is as follows:

Base Salary as of December 31, 2014
Frank J. Bisignano, Chief Executive Officer	$1,500,000
Michael K. Neborak, Executive Vice President, Director of Finance	600,000
Cynthia Armine-Klein, Chief Control Officer	500,000
Sanjiv Das, Executive Vice President, Head of International Regions	750,000
Joseph J. Plumeri, Vice Chairman	1,200,000

Annual Cash Incentives

Plan Design and Mechanics

Executive officers are eligible to receive a performance-based annual cash incentive under the SEIP. Consistent with First Data's overall compensation philosophy, cash awards are generally a small percentage relative to equity-based awards for executives.

Awards are based primarily on Company performance during the fiscal year and secondarily on individual results during the year. To best accomplish this, the Committee approved a fully discretionary funding structure for 2014 for the SEIP. This structure was deemed most appropriate to ensure the Committee maintained the discretion and ability to appropriately reward the performance of each executive.

The Committee has approved cash bonuses for the 2014 plan year as follows. At the time of hiring, Ms. Armine-Klein and Mr. Das were each offered a minimum cash incentive, but both subsequently agreed to waive their minimum cash incentive for 2014. For 2015, no executives have any minimum cash incentive amounts and all awards are completely performance based.

2014 SEIP Payout
Frank J. Bisignano	$1,140,000
Michael K. Neborak	400,000
Cynthia Armine-Klein	625,000
Sanjiv Das	625,000
Joseph J. Plumeri	540,000

Equity

As described above, equity compensation is at the heart of the Company’s compensation philosophy. Incumbent executives received equity awards in 2014 to further bolster the role equity plays in their total compensation opportunity. Mr. Plumeri and Mr. Neborak made personal investments to purchase shares of stock and received option grants. Mr. Plumeri, also received a 2014 restricted stock grant based on his contributions during 2013 as a senior advisor.
Ms. Armine-Klein and Mr. Das received restricted stock and option grants to replace equity holdings forfeited due to departing their previous employer.
Annual grants were made to Mr. Bisignano and Mr. Winborne on February 10, 2014, with amounts determined in the sole discretion of the Committee based on each executive’s role and performance. These equity awards were granted under the 2007 Equity Plan and were comprised of both options and restricted stock awards.
Executives hired during 2014, also received the following equity awards. All stock options granted during 2014 have a strike price of $4.00 per share.

	Grant Date	Stock Options Granted	Stock Option Vesting	Restricted Stock Granted	Restricted Stock Vesting
Frank Bisignano	2/10/2014	750,000	33% per year	1,125,000	Later of 1/1/17 and expiration of lockup period following a Qualified Public Offering

Michael K. Neborak	7/14/2014	500,000	20% per year	—
	8/11/2014	750,000	20% per year	—

Ray E. Winborne	2/10/2014	109,375	33% per year	164,063	Later of 1/1/17 and expiration of lockup period following a Qualified Public Offering

Cindy Armine-Klein	5/13/2014	500,000	20% per year	750,000	Later of 5/13/17 and expiration of lockup period following a Qualified Public Offering

Sanjiv Das	5/13/2014	1,000,000	20% per year	500,000	Later of 5/13/17 and expiration of lockup period following a Qualified Public Offering

Joseph J. Plumeri	2/10/2014	—	—	750,000	Later of 1/1/17 and expiration of lockup period following a Qualified Public Offering
	5/13/2014	2,000,000	33% per year	—

A Qualified Public Offering is defined in the Management Stockholder Agreement to which all restricted shares are subject as an initial Public Offering (i) for which aggregate cash proceeds to be received by the Company (or any successor thereto) from such offering (or series of offerings) (without deducting underwriter discounts, expenses and commissions) are at least $400,000,000, or (ii) pursuant to which at least 35% of the outstanding shares of Common Stock are sold by the Company (or any successor thereto).

General Provisions for Options and Purchased Shares under the 2007 Equity Plan and Management Stockholder Agreement

If an option holder terminates employment with the Company for any reason, all options are subject to call rights by Holdings until a Change in Control or a Qualified Public Offering, as defined in the 2007 Equity Plan and Management Stockholder Agreement.

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

An initial Public Offering or sale of FDC has no impact on options vesting unless the Sponsor’s (KKR’s) stake drops to a level below 10% of their original investment. If it does, then all options granted in 2011 and later become 100% vested. If the sale of FDC results in a Change in Control whereby the sponsor stake drops below 50% and the sponsor no longer controls a majority of the Board all call rights are eliminated and options granted in 2011 and forward become 100% vested. For options granted in 2010 and prior, the vesting of all time options is fully accelerated upon a Change in Control or a Liquidity Event, as defined in the 2007 Equity Plan.

Holdings has a right of first refusal if an executive proposes to sell their purchased stock prior to a Change in Control or a Liquidity Event. If a shareholder’s employment is terminated involuntarily or due to Death, Disability, Good Reason or Not for Cause (as defined in the 2007 Equity Plan), call rights may be exercised on purchased shares at the fair market value share price. In the event of Death or Disability, the shareholder has a put right to sell shares back to Holdings at the fair market value share price.

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

The financial planning benefit previously offered to all executives was terminated in 2013. Per his employment agreement, Mr. Bisignano is eligible for up to $100,000 per year of financial planning assistance; however, this benefit was only partially used in 2014 and reported in perquisites.

Retirement Plans

In 2014, all employees in the U.S., including executive officers, were eligible to participate in the First Data Corporation Incentive Savings Plan (ISP). The ISP is a qualified 401(k) plan designed to comply with Internal Revenue Service (IRS) safe harbor rules. The Company maintains the ISP to allow employees to save for their retirement on a pre-tax basis.
The ISP allows for company contributions to help employees build retirement savings. Beginning January 1, 2014, the company match has been suspended for all employees, including executives.
We do not currently offer defined benefit plans or non-qualified retirement plans to our executive officers.

SEVERANCE AND CHANGE IN CONTROL AGREEMENTS

In general, the Company does not enter into employment agreements with employees, including the Company’s executive officers, except in the case of Mr. Bisignano. A description of this agreement is provided below. All current executive officers serve at the will of the Board.
The Company believes that reasonable and appropriate severance and Change in Control benefits are necessary in order to be competitive in the Company’s executive attraction and retention efforts. Information regarding applicable payments under such agreements for the named executive officers is provided in the Severance Benefit table.

The Policy provides for the payment of benefits to executive officers upon involuntary termination without cause from FDC with or without a Change of Control. Under the Policy, no benefits are provided based solely on a Change in Control. The Policy provides for payment of benefits as described below:

(i)
For executive officers appointed prior to May 1, 2011, or having 5 years or more service in such a position: total cash payments equal to the executive officer’s base pay plus prior year bonus multiplied by 2.

For executive officers appointed on or after May 1, 2011 and having 2 to 5 years of service in such a position: total cash payments equal to the executive officer’s base pay plus prior year bonus multiplied by 1.5.
For executive officers appointed on or after May 1, 2011 and having less than 2 years of service in such a position: total cash payments equal to the executive officer’s base pay for one year.

(ii)	A cash payment equal to the executive officer’s prior year bonus prorated for the year of termination.

(iii)	Continuation of medical, dental and vision benefits coverage for the severance period, with a portion of the costs of the benefits paid by the executive officer.

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

On November 12, 2014 the Committee adopted amendments to the plan which are effective on January 1, 2015. Under the new terms, the cash severance payment for all eligible participants is equal to one year's base pay plus the prior year's cash bonus and a prorated portion of the prior year's cash bonus based on time worked during the year of termination.

OTHER BENEFIT PLANS

All executive officers are also eligible to participate in the employee benefit plans and programs generally available to the Company’s employees, including coverage under the Company’s medical, dental, life and disability insurance plans.

EMPLOYMENT AND TERMINATION AGREEMENTS WITH FDC EXECUTIVES

Employment Agreement with Mr. Bisignano
On April 28, 2013, First Data and Holdings entered into an employment agreement with Mr. Bisignano (the Employment Agreement). A copy of the Employment Agreement is reported on the Form 8-K. The Employment Agreement was included as Exhibit 10.1 to FDC’s Form 8-K filed with the United States Securities and Exchange Commission on May 2, 2013. The Employment Agreement provides for an initial five-year term from the Commencement Date and automatic one-year extensions after such time unless terminated by either party with prior written notice. Under the terms of the Employment Agreement, Mr. Bisignano will earn an annual base salary of $1,500,000, which base salary may be increased but not decreased; and commencing with the 2014 fiscal year, be eligible to receive a discretionary annual incentive payment in such amount as determined in the sole discretion of the Compensation Committee of the Board of Directors of First Data, based upon its assessment of Mr. Bisignano’s performance, payable in the form of cash, equity-based awards or a combination thereof. Mr. Bisignano will be eligible to receive executive perquisites, fringe and other benefits consistent with what is provided to executives.

Separation Agreement with Mr. Winborne
On August 5, 2014, First Data and Holdings entered into a separation agreement with Mr. Winborne, former Chief Financial Officer. The agreement provides severance benefits equal to $1,475,000 paid semi-monthly over a twelve month period beginning October 1, 2014 and continued coverage under First Data benefits during the same period. A prorated 2014 bonus of $600,000 was paid following termination on September 30, 2014. Mr. Winborne will continue holding and earning vesting in all equity holdings through December 15, 2015. Following December 31, 2015, call rights on all vested equity holding will be exercised at fair market value if no Liquidity Event has occurred prior to this date.

TAX AND ACCOUNTING CONSIDERATIONS

During 2014, Internal Revenue Code Section 162(m) limitations on tax deductibility of compensation did not apply to FDC as the Company’s common stock is not registered or publicly traded. The Committee has not considered Internal Revenue Code Section 162(m) deductibility limitations in the planning of 2014 compensation since they do not apply.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Joe W. Forehand (1)	$318,333	$125,000	$1,076,000	$—	$—	$20,806	$1,540,139
Henry R. Kravis	40,000	—	—	—	—	—	40,000
Scott C. Nuttall	40,000	—	—	—	—	—	40,000
Tagar C. Olson	40,000	—	—	—	—	—	40,000
Heidi Miller (2)	56,250	125,000	1,045,500	—	—	—	1,226,750
James Nevels (3)	18,750	125,000	1,147,500	—	—	—	1,291,250
FDC Directors do not receive compensation. The Board of Directors of Holdings has approved an annual cash retainer for each non-employee director of Holdings associated with KKR, Mr. Kravis, Mr. Nuttall and Mr. Olson of $40,000 per year; and a yearly cash retainer of $75,000 for all other non-employee directors, Mr. Forehand, Ms. Miller and Mr. Nevels. Mr. Forehand received additional fees for his Chairman of the Board duties prior to March 10, 2014 when Mr. Bisignano was appointed Chairman.
All Directors are eligible to defer their retainer in the First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (Director Deferred Comp Plan). Mr. Kravis, Mr. Forehand, Mr. Nuttall, Mr. Olson, and Ms. Miller elected to defer their retainer earned in 2014. Deferrals in the Non-Employee Director Deferred Compensation Plan track the value of shares of Holdings and are payable to participants only upon Separation of Service or Death.

(1)
Joe Forehand received a cash retainer of $133,333 and cash bonus of $110,000 for service as Chairman prior to March 10, 2014 and a $75,000 retainer for non-Chairman service following March 10, 2014. Mr. Forehand also had $20,806 in corporate aircraft usage.

(2)	Heidi Miller’s retainer for 2014 was prorated based on her appointment on April 14, 2014.

(3)	James Nevels' retainer for 2014 was prorated based on his appointment on November 12, 2014.

Reimbursements

Directors are reimbursed for their expenses incurred in attending Board, committee and shareholder meetings, including those for travel, meals and lodging. Directors are also reimbursed for their expenses incurred in attending director education programs. The Company also provided office space and administrative support for Mr. Plumeri in support of performance of his duties as a senior advisor from January through May 2014.

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

GOVERNANCE, COMPENSATION AND NOMINATIONS COMMITTEE
Scott C. Nuttall (Chairperson)
Henry R. Kravis
Joe W. Forehand

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation	Change in Pension Value Non-Qualified Deferred Compensation Earnings	All Other Compensation (5)	Total
Frank J. Bisignano, Chief Executive Officer	2014	$1,500,000	$1,140,000	$4,500,000	$1,629,000	$—	$—	$533,199	$9,302,199
	2013	1,045,839	3,704,161	20,000,002	50,994,285	—	—	635,234	76,379,521

Michael K. Neborak, Executive Vice President, Director of Finance	2014	279,615	400,000	—	2,680,000	—	—	1,183	3,360,798

Ray E. Winborne, Former Executive Vice President & Chief Financial Officer	2014	506,250	—	656,252	237,563	—	—	2,088,435	3,488,500
	2013	662,500	1,000,000	675,000	795,728	—	—	14,386	3,147,614
	2012	600,000	510,000	249,999	265,667	—	—	30,926	1,656,592

Cynthia Armine-Klein, Chief Control Officer	2014	320,192	3,625,000	3,000,000	1,003,000	—	—	673	7,948,865

Sanjiv Das, Executive Vice President and Head of International Regions	2014	523,077	2,125,000	2,000,000	2,006,000	—	—	1,288	6,655,365

Joseph J. Plumeri, Vice Chairman	2014	1,239,288	540,000	3,000,000	4,012,000	—	—	6,273	8,797,561

(1)
Salary for Mr. Plumeri includes consulting income of $639,288 earned while acting as senior advisor to First Data prior to being hired as Vice Chairman and Head of Client Delivery, Innovation and Marketing on June 1, 2014.

(2)
Amounts reflect approved 2014 payouts under the Senior Executive Incentive Plan. In addition to those payouts, during 2014, Mr. Das received a cash sign-on bonus of $1,500,000, and Ms. Armine-Klein received a cash sign-on bonus of $3,000,000.

(3)
The table reflects the grant date fair value of all restricted shares used for financial reporting purposes and awarded under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. For further information on stock awards granted in 2014, see the Grant of Plan-Based Awards Table.

(4)
The table reflects the grant date fair value of all stock options used for financial reporting purposes and awarded under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates and is determined using the Black-Scholes option pricing model. For further information on options granted in 2014, see the Grant of Plan-Based Awards Table.

(5)	Full explanation of these amounts is provided in the Perquisite and Personal Benefits Table and accompanying footnotes.

PERQUISITE AND PERSONAL BENEFITS

Name	Year	Financial Planning (1)	Employee Stock Purchase Plan	Defined Contribution Plans	Non-Qualified Deferred Compensation Earnings	Life Insurance (2)	Tax Gross-Up Payments (3)	Severance Payments (4)	Relocation Benefits (5)	Other Compensation (6)	Total

Frank J. Bisignano	2014	$18,812	$—	$265	$—	$4,902	$270,017	$—	$52,384	$186,819	$533,199
	2013	—	—	2,750	—	1,639	191,029	—	264,674	175,142	635,234

Michael K. Neborak	2014	—	—	—	—	1,183	—	—	—	—	1,183

Ray E. Winborne	2014	—	—	—	—	984	1,683	2,085,768	—	—	2,088,435
	2013	—	—	8,925	—	990	1,491	—	—	2,980	14,386
	2012	10,000	—	8,750	—	660	8,923	—	—	2,593	30,926

Cynthia Armine-Klein	2014	—	—	—	—	673	—	—	—	—	673

Sanjiv Das	2014	—	—	—	—	1,288	—	—	—	—	1,288

Joseph J. Plumeri	2014	—	—	—	—	—	1,831	—	—	4,442	6,273

(1)	In 2014, only Mr. Bisignano was eligible for financial planning benefits.

(2)	Includes the value of imputed income on life insurance premiums paid by the Company.

(3)
For 2014, Mr. Bisignano received tax gross-ups based on imputed income from relocation benefits $78,691; car lease $8,787; ex-spouse health insurance coverage and life/disability coverage for Mr. Bisignano $46,106; $132,181 for personal aircraft usage; $3,082 for travel to President's Club; $1,145 for auto gross-up; and $25 for a benefits correction. Mr. Plumeri and Mr. Winborne received tax gross-ups in the amounts of $1,831 for travel to President's Club and $1,683 for aircraft usage, respectively.

(4)
On July 29, 2014, Mr. Winborne entered into a Separation Agreement whereby he received a prorated 2014 bonus of $600,000, semi-monthly payments for one year totaling $1,475,000 and benefits coverage for one year valued at $10,768.

(5)	Mr. Bisignano received temporary living expenses in the amount of $52,384.

(6)
Mr. Bisignano received reimbursement for a vehicle lease in the amount of $21,970, health insurance coverage for his ex-spouse of $3,954, insurance premiums of $49,204 and personal use of corporate aircraft valued at $109,080. Mr. Bisignano and Mr. Plumeri each received $2,611 for spouse’s expenses related to company functions. The calculation of incremental cost for personal use of the corporate aircraft includes the average hourly variable costs of operating the aircraft for the year attributed to the named executive officer’s personal flight activity.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plans	Estimated Future Payouts Under Equity Incentive Plans	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (3)	Market Close Price per Share

Frank J. Bisignano	2/10/2014	—	—	1,125,000	—	$—	$4,500,000	$4.00
	2/10/2014	—	—	—	750,000	4.00	1,629,000	4.00

Michael K. Neborak	7/14/2014	—	—	—	500,000	4.00	1,072,000	4.00
	8/11/2014	—	—	—	750,000	4.00	1,608,000	4.00

Ray E. Winborne	2/10/2014	—	—	164,063	—	—	656,252	4.00
	2/10/2014	—	—	—	109,375	4.00	237,563	4.00

Cynthia Armine-Klein	5/13/2014	—	—	750,000	—	—	3,000,000	4.00
	5/13/2014	—	—	—	500,000	4.00	1,003,000	4.00

Sanjiv Das	5/13/2014	—	—	500,000	—	—	2,000,000	4.00
	5/13/2014	—	—	—	1,000,000	4.00	2,006,000	4.00

Joseph J. Plumeri	2/10/2014	—	—	750,000	—	—	3,000,000	4.00
	5/13/2014	—	—	—	2,000,000	4.00	4,012,000	4.00

(1)
Grants reflected in this column are grants of Restricted Stock made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. Grants made to Mr. Bisignano, Mr. Plumeri and Mr. Winborne vest upon the later of January 1, 2017 and the end of any lockup period following a Qualified Public Offering. Grants made to Ms. Armine-Klein and Mr. Das vest upon the later of May 13, 2017 and the end of any lockup period following a Qualified Public Offering.

(2)
Grants reflected in this column are grants of Stock Options made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. The grant price was determined at the time of the grant by the Board, pursuant to their authority under the plan, to be $4.00. Option grant dated May 13, 2014 to Mr. Plumeri for 2,000,000 options vest in equal annual installments, one-third per year, over a three year period from the grant date and have a ten-year term. All other option grants to executive officers vest in equal annual installments, 20% per year, over a five year period from the grant date designated and have a ten-year term.

(3)
Grant Date Fair Value for restricted stock and options is based on their valuation for financial reporting purposes at the time of grant. This grant is subject to all terms and conditions of the Management Stockholders Agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards

Name	Company(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Frank J. Bisignano	Holdings	5,257,142	21,028,572	—	$3.50	5/7/2023	—	$—	—	$—
	Holdings	—	750,000	—	4.00	2/10/2024	—	—	—	—
	Holdings	—	—	—	—	—	1,125,000	5,062,500	—	—

Michael K. Neborak	Holdings	—	500,000	—	4.00	7/14/2024	—	—	—	—
	Holdings	—	750,000	—	4.00	8/11/2024	—	—	—	—

Ray E. Winborne	Holdings	45,000	11,250	—	3.00	6/23/2020	—	—	—	—
	Holdings	355,000	88,750	—	3.00	2/1/2021	—	—	—	—
	Holdings	160,000	—	—	3.00	3/8/2021	—	—	—	—
	Holdings	111,111	55,556	—	3.00	3/3/2022	—	—	—	—
	Holdings	128,571	257,143	—	3.50	3/5/2023	—	—	—	—
	Holdings	—	109,375	—	4.00	2/10/2024	—	—	—	—
	Holdings	—	—	—	—	—	80,000	360,000	—	—
	Holdings	—	—	—	—	—	83,333	374,999	—	—
	Holdings	—	—	—	—	—	192,857	867,857	—	—
	Holdings	—	—	—	—	—	164,063	738,284	—	—

Cynthia Armine-Klein	Holdings	—	500,000	—	4.00	5/13/2024	—	—	—	—
	Holdings	—	—	—	—	—	—	—	—	—

Sanjiv Das	Holdings	—	1,000,000	—	4.00	5/13/2024	—	—	—	—
	Holdings	—	—	—	—	—	500,000	2,250,000	—	—

Joseph J. Plumeri	Holdings	333,333	666,667	—	3.50	10/12/2023	—	—	—	—
	Holdings	—	2,000,000	—	4.00	5/13/2024	—	—	—	—
	Holdings	—	—	—	—	—	750,000	3,375,000	—	—

(1)	All Holdings equity awards were granted under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.

(2)
Grants reflected in this column are grants of Stock Options made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. All Stock Options listed that were granted during and prior to 2010 are time-based and vest in equal annual installments 20% each year over a five year period; stock options granted in 2011 and later are time-based and vest in equal annual installments of 1/3 per year over three years, except as noted below. Stock Option grants for Ms. Armine-Klein and Mr. Das on 5/13/2014 vest in equal annual installments 20% each year over a five year period.

(3)
All grants reflected in this column are awards of Restricted Stock made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. All restricted shares granted in 2010 vest only upon the lapse of transfer restrictions under the 2007 Equity Plan and Management Stockholder Agreement. Restricted Stock Award vesting terms are described in footnote 1 of the Grants of Plan-Based Awards Table. Market value of the shares is based on the per share price of $4.50 as of December 31, 2014, as determined by the Board of Directors for purposes of the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.

OPTION EXERCISES AND STOCK VESTED

During 2014, no executive officers exercised options or had any restricted stock awards which vested.

PENSION BENEFITS

During 2014, no executive officers participated in either a qualified or non-qualified defined benefit plan sponsored by the Company.

NON-QUALIFIED DEFERRED COMPENSATION

During 2014, no executive officers participated in a non-qualified deferred compensation plan sponsored by the Company.

SEVERANCE BENEFITS (1)

Name	Cash Payments (2)	Health & Welfare Benefits (3)	Financial Planning	Unvested Stock Options (4)	Unvested Restricted Stock (5)	Estimated 280G Tax Gross-Up	Total
Frank J. Bisignano	$9,500,000	$21,536	$—	$—	$1,406,250	$—	$10,927,786
Michael K. Neborak	1,000,000	9,474	—	—	—	—	1,009,474
Cindy Armine-Klein	1,125,000	9,891	—	—	937,500	—	2,072,391
Sanjiv Das	1,375,000	5,779	—	—	625,000	—	2,005,779
Joe Plumeri	1,740,000	9,250	—	—	937,500	—	2,686,750

(1)	Benefits represented reflect a termination date of January 1, 2015 and the terms of the Policy which are effective as of January 1, 2015.

(2)
Mr. Bisignano’s employment agreement stipulates he would receive the greater of $9,500,000 or two times the sum of his base pay and average of his last two annual incentive payments. All other executives receive a severance benefit of one times current base pay and most recent annual bonus.

(3)	Represents the company-paid portion of Medical, Dental and Vision benefits for each executive for a period of one year.

(4)	Stock Option vesting is not accelerated under any of the severance scenarios.

(5)
The terms of Restricted Stock Awards issued to named executives provide that awards will vest based on number of months completed since grant divided by 36 months following a severance-eligible departure from the Company.

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
Compensation Committee Interlocks and Insider Participation

None of the Company’s Governance, Compensation and Nominations Committee members have been an officer or employee of the Company at any time, except for Joe W. Forehand who served as interim CEO during 2010. During 2014, the Company had no compensation committee interlocks.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We do not have any compensation plans under which our common stock may be issued. First Data Holdings Inc., our parent company, has adopted the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates under which common stock of First Data Holdings Inc. may be issued. The following table contains certain information regarding options, warrants or rights to common stock of First Data Holdings Inc. under the plan as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	103,703,653	$3.40	4,688,234
Equity compensation plans not approved by security holders	—	—	—
Total	103,703,653	$3.40	4,688,234

(1)	On January 14, 2015, an additional 100 million shares were authorized.

Beneficial Ownership

All of our outstanding stock is held by First Data Holdings Inc. The following table sets forth, as of February 1, 2015, the beneficial ownership of common stock, class B common stock, and preferred stock of First Data Holdings Inc. by each person known by us to beneficially own more than 5% of the equity securities of First Data Corporation, each director, each Named Executive Officer and all directors and executive officers as a group. We believe that each person has sole voting and investment power of the shares.

Title of class	Name	Number of Shares Beneficially Owned(1)(2)	Percent of Class
Common Stock
	New Omaha Holdings L.P.(3)	1,266,800,220	98%
	Frank Bisignano	12,078,571	*
	Michael K. Neborak	500,000	*
	Ray E. Winborne	1,364,850	*
	Cynthia A. Armine-Klein	—	*
	Sanjiv Das	—	*
	Joseph J. Plumeri	3,011,905	*
	Joe W. Forehand	3,299,999	*
	Henry R. Kravis(3)(4)	—	*
	Heidi G. Miller	—	*
	James E. Nevels	—	*
	Scott C. Nuttall(4)	—	*
	Tagar C. Olson(4)	—	*
	All directors and executive officers as a group (19 persons)	23,738,536	2%

Class B Common Stock
	New Omaha Holdings L.P.(3)	315,055,000	36%

Preferred Stock
	New Omaha Holdings L.P.(3)	300,000	100%

*	Less than one percent

(1)
The number of shares reported includes shares covered by options that are exercisable and restricted stock that is vested and delivered within 60 days of February 1, 2015 as follows: Mr. Bisignano, 5,507,142; Mr. Forehand, 2,966,666; Mr. Plumeri 333,333; Mr. Winborne, 1,031,517; and all directors and executive officers as a group, 13,171,869.

(2)	No shares are pledged as security.

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

Policies Regarding the Approval of Transactions with Related Parties

Under our Director Code of Conduct, each director must report to our General Counsel upon learning of any prospective transaction or relationship in which the director will have a financial or personal interest (direct or indirect) that is with us, involves the use of our assets, or involves competition against us (consistent with any confidentiality obligation the director may have). Our General Counsel must then advise our Board of any such transaction or relationship and our Board must pre-approve any material transaction or relationship.

Under our Code of Conduct, executive officers may not use their personal influence to get us to do business with a company in which they, their family members or their friends have an interest. In situations where an executive officer is in a position of influence or where a conflict of interest would arise, the prior approval of our General Counsel is required.

Certain Relationships and Related Transactions

We have a management agreement with Kohlberg Kravis Roberts & Co. L.P. (KKR) and one of its affiliates (Management Agreement) pursuant to which KKR provides management, consulting, financial, and other advisory services to us. Pursuant to the Management Agreement, KKR receives an aggregate annual management fee and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless we provide prior written notice of its desire not to automatically extend the term. The Management Agreement provides that KKR also is entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. The Management Agreement terminates automatically upon the consummation of an initial public offering unless otherwise determined by KKR and may be terminated at any time by mutual consent of us and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. In 2014, we paid $20 million of management fees to KKR.

On December 16, 2013, we entered into a purchase agreement in which KKR Capital Markets LLC (KCM), an affiliate of KKR, agreed to serve as one of the initial purchasers for offerings of notes and receive a portion of the underwriting commission for each of the offerings. Under the terms of the agreements, we paid underwriting commissions of $7 million to KCM.

On January 22, 2014, we entered into an engagement letter with KCM, pursuant to which KCM agreed to assist in arranging and coordinating our request to extend the maturity and lower the interest rate on certain commitments and loans under its senior secured lending facility. We paid KCM $1 million for such services.

On June 18, 2014, First Data Holdings Inc., our parent company (Holdings), entered into a placement agent agreement with KCM, pursuant to which KCM agreed to assist in arranging and coordinating Holdings placement of shares of its Class B common stock in a private placement. Holdings paid KCM $41 million for such services.

On July 7, 2014, we entered into an engagement letter with KCM and others which was amended and restated on July 17, 2014, pursuant to which KCM agreed to assist in arranging and coordinating our request to amend the terms and lower the interest on portions of the loans under its senior secured lending facility. We paid KCM $2 million for such services.

In 2014, we paid $7 million to KKR Capstone Americas LLC and its subsidiaries for consulting, financial and other advisory services. KKR Capstone Americas LLC is a consulting company that works exclusively with KKR’s portfolio companies.

Independence of Directors

We are privately held and none of the members of our Board of Directors are independent under the standards of the New York Stock Exchange except Ms. Miller and Mr. Nevels. Messrs. Bisignano and Mr. Plumeri are not independent as they are employed by us and Messrs. Kravis, Nuttall and Olson are not independent due to their affiliation with KKR. Mr. Forehand is not independent as he was our interim Chief Executive Officer from March 2010 until October 2010 and is a Senior Advisor of KKR.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We retained Ernst & Young LLP to audit the accounts and the accounts of our subsidiaries for 2014 and 2013. Ernst & Young LLP has served as the independent registered public accounting firm for us or its predecessor entities since 1980.

Audit Fees and All Other Fees

The following table shows the fees for audit and other services provided by Ernst & Young LLP for 2014 and 2013:

(in millions)	2014	2013
Audit Fees	$7.8	$7.2
Audit-Related Fees	2.8	2.8
Tax Fees	0.9	0.8

Audit Fees This category includes fees related to the audit of our annual consolidated financial statements; the review of our quarterly consolidated financial statements; statutory audits required domestically and internationally; comfort letters, consents, and assistance with and review of documents filed with the SEC; offering memoranda, purchase accounting and other accounting, and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

Audit-Related Fees The category consists of fees for audit-related services that are reasonable related to the performance of the audit or review of our consolidated financial statements. Audit-related fees primarily include fees related to service auditor examinations, due diligence related to mergers and acquisitions, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards not classified as audit fees.

Tax Fees This category consists of fees for tax compliance, tax advice and tax planning services.

All Other Fees This category consists of fees for services that are not included in the above categories. We did not pay Ernst & Young any other fees for services that are not included in the categories above.

Audit Committee Pre-approval of Service of Independent Registered Public Accounting Firm

Our Audit Committee has established a policy to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. Pursuant to the policy, our Audit Committee annually reviews and pre-approves services that may be provided by the independent registered public accounting firm for each audit year. The pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. Once pre-approved, the services and pre-approved amounts are monitored against actual charges incurred and modified if appropriate. The Chairperson of the Committee has the authority to pre-approve such services between meetings of our Audit Committee and reports such pre-approvals to our Audit Committee at the next regularly scheduled meeting.

During 2014, all audit and non-audit services provided by Ernst & Young LLP were pre-approved by our Audit Committee of the Board of Directors or, consistent with the pre-approval policy of our Audit Committee, by the Chairperson of our Audit Committee for inter-meeting pre-approvals.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

See Index to Financial Statements on page 48.

(2)	Financial Statement Schedules

See Index to Financial Statements on page 48.

(3)                 Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.

(b)	The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation	8-K	1-11073	2.1	4/2/2007
3(i)	Restated Certificate of Incorporation of First Data Corporation	10-Q	1-11073	3(i)	11/14/2007
3(ii)	First Data Corporation By-laws	10-Q	1-11073	3(ii)	5/13/2011
4.1	Indenture, dated as of March 26, 1993, between First Data Corporation and Wells Fargo Bank Minnesota, National Association, as trustee	S-3	1-11073	4.3	6/3/1994
4.2	2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee	8-K	1-11073	4.1	8/28/2007
4.4	Indenture, dated as of August 20, 2010, among First Data Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.875% Senior Secured Notes Due 2020	8-K	1-11073	10.1	8/26/2010
4.5	Pledge Agreement, dated as of August 20, 2010, among First Data Corporation, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	1-11073	10.2	8/26/2010
4.6	Security Agreement, dated as of August 20, 2010, among First Data Corporation, the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	1-11073	10.3	8/26/2010
4.7	Indenture, dated as of December 17, 2010, among First Data Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Second Lien Notes due 2021 and the 8.75/10.00% Senior Second Lien Notes due 2022	8-K	1-11073	10.1	12/22/2010

4.8	Indenture, dated as of December 17, 2010, among First Data Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 12.625% Senior Notes due 2021	8-K	1-11073	10.2	12/22/2010
4.9	Pledge Agreement, dated as of December 17, 2010, among First Data Corporation, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	1-11073	10.3	12/22/2010
4.10	Security Agreement, dated as of December 17, 2010, among First Data Corporation, the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	1-11073	10.4	12/22/2010
4.11	Indenture, dated as of April 13, 2011, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.375% Senior Secured Notes due 2019	8-K	1-11073	10.2	4/13/2011
4.12	First Supplemental Indenture, dated as March 23, 2012, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 7.375% Senior Secured Notes due 2019	8-K	1-11073	10.2	3/26/2012
4.13	Indenture, dated as August 16, 2012, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 6.750% Senior Secured Notes due 2020	8-K	1-11073	10.2	8/20/2012
4.14	First Supplemental Indenture, dated as September 27, 2012, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 6.750% Senior Secured Notes due 2020	8-K	1-11073	10.2	10/2/2012
4.15	Indenture, dated as of February 13, 2013, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 11.25% Senior Notes due 2021	8-K	1-11073	4.1	2/13/2013
4.16	Indenture, dated as of April 10, 2013, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 10.625% Senior Notes due 2021	8-K	1-11073	4.1	4/16/2013
4.17	Indenture, dated as of May 30, 2013, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 11.75% Senior Subordinated Notes due 2021	8-K	1-11073	4.1	5/30/2013
4.18	First Supplemental Indenture, dated as November 19, 2013, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 11.75% Senior Subordinated Notes due 2021	8-K	1-11073	4.1	11/25/2013
4.19	Second Supplemental Indenture, dated as January 6, 2014, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 11.75% Senior Subordinated Notes due 2021	8-K	1-11073	4.1	1/8/2014

4.20
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
		10-K	1-11073	10.1	3/13/2008
4.21	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent	10-Q	1-11073	10.11	11/14/2007
4.22	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent	10-Q	1-11073	10.12	11/14/2007
4.23	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent	10-Q	1-11073	10.13	11/14/2007
4.24	2012 August Extension Agreement, dated as of August 16, 2012, among First Data Corporation, certain of its subsidiaries, certain of the lenders under the Credit Agreement, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of Credit Agreement	8-K	1-11073	10.1	8/20/2012
4.25	September 2012 Joinder Agreement, dated as of September 27, 2012, among First Data Corporation, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit B - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	10.1	10/2/2012
4.26	February 2013 Joinder Agreement, dated as of February 13, 2013, among First Data Corporation, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit B - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.3	2/13/2013
4.27	2013 Second April Repricing Amendment, dated as of April 15, 2013, among First Data Corporation, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.4	4/16/2013

4.28	2013 April Repricing Amendment, dated as of April 10, 2013, among First Data Corporation, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, including: Exhibit A - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.3	4/16/2013
4.29	2014 January Extension and Repricing Amendment, dated as of January 30, 2014, among First Data Corporation, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent Exhibit A - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	2/5/2014
4.30	2014 July Repricing Amendment, dated as of July 18, 2014, among First Data Corporation, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as initial lender, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent; Exhibit A - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	7/24/2014
10.1	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P.	10-Q	1-11073	10.10	11/14/2007
10.2 *	Form of Stock Option Agreement for Executive Committee Members	10-Q	1-11073	10.6	11/14/2007
10.3 *	Form of Management Stockholder’s Agreement for Executive Committee Members (as amended)	10-K	1-11073	10.16	3/19/2013
10.4	Form of Sale Participation Agreement	10-Q	1-11073	10.8	11/14/2007
10.5 *	2002 First Data Corporation Long-Term Incentive Plan, as amended	14A	1-11073	C	4/17/2007
10.6 *	First Data Corporation Senior Executive Incentive Plan as amended and restated effective January 1, 2014	10-K	1-11073	10.21	3/10/2014
10.7 *	Form of Stock Option Agreement	8-K	1-11073	10.3	5/25/2010
10.8 *	Form of Stock Option Agreement (effective April 2010)	8-K	1-11073	10.4	6/23/2010
10.9 *	Form of Restricted Stock Award Agreement	8-K	1-11073	10.2	5/25/2010
10.10 * (1)	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates, as amended
10.11 * (1)	First Data Corporation Severance / Change in Control Policy (Management Committee Level), as amended and restated effective January 1, 2015
10.12 * (1)	Description of First Data Holdings Inc. Compensation of Directors
10.13 *	First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan	S-4	1-11073	10.25	8/13/2008
10.14 *	Employment Agreement with Frank J. Bisignano effective as of April 28, 2013	8-K	1-11073	10.1	5/2/2013
10.15 *	Separation Agreement between Raymond E. Winborne, First Data Corporation and First Data Holdings, Inc.	10-Q	1-11073	10.2	8/8/2014

10.16 *	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee Members, as amended July 2005	10-Q	1-11073	10.5	11/9/2005
21 (1)	Subsidiaries of First Data Corporation
31.1 (1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

(c)	The following financial statements are included in this annual report pursuant to Regulations S-X Rule 3-09:

(1)	Wells Fargo Merchant Services, LLC
(A Joint Venture)
Financial Statements
December 31, 2014 and 2013
(With Independent Auditors’ Report Thereon)

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2014 and 2013
(With Independent Auditors’ Report Thereon)

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2014 and 2013

KPMG LLP
Suite 1400
55 Second Street
San Francisco, CA 94105

Independent Auditors’ Report

The Members and Board of Directors of
Wells Fargo Merchant Services, LLC:

We have audited the accompanying financial statements of Wells Fargo Merchant Services, LLC (the Company), which comprise the balance sheets as of December 31, 2014 and 2013, and the related statements of revenues and expenses, members’ equity, and cash flows for the years then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

KPMG LLP is a Delaware limited liability partnership,
the U.S. member firm of KPMG International Cooperative
(“KPMG International”), a Swiss entity.

Opinion
In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Wells Fargo Merchant Services, LLC, as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.

San Francisco, California February 19, 2015

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Balance Sheets
December 31, 2014 and 2013
(Dollars in thousands)

Assets	2014	2013
Cash and cash equivalents	$64,403	64,077
Settlement assets	1,045,533	872,857
Accounts receivable, net of reserve for merchant credit losses of	316,446	271,931
$4.5M in 2014 and $3.4M 2013
Intangibles	479	437
Other assets	12	12
Total assets	$1,426,873	1,209,314
Liabilities and Members’ Equity
Settlement liabilities	$977,144	813,233
Accounts payable and accrued expenses	30,465	25,374
Advances payable to Wells Fargo Bank, N.A.	280,982	233,167
Related party payable to First Data Merchant Services Corporation	13,664	22,511
Distribution payable to Wells Fargo Bank, N.A.	72,016	66,263
Distribution payable to First Data Merchant Services Corporation	48,011	44,175
Total liabilities	1,422,282	1,204,723
Members’ equity	4,591	4,591
Total liabilities and members’ equity	$1,426,873	1,209,314

See accompanying notes to financial statements.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Statements of Revenues and Expenses
December 31, 2014 and 2013
(Dollars in thousands)

	2014	2013
Revenues:
Card services revenue, net of $3.5B and $2.9B in interchange	$704,972	663,181
and assessments in 2014 and 2013, respectively
Product sales revenue	54,593	50,392
Other revenue	53,612	40,419
Net revenue	813,177	753,992
Expenses:
Cost of card services	186,955	175,502
Cost of product sold	16,141	14,729
Selling, general and administrative	132,520	126,905
Other expenses	8,734	8,308
Total expenses	344,350	325,444
Net operating income	468,827	428,548
Interest income	1,338	1,217
Net income	$470,165	429,765

See accompanying notes to financial statements.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Statements of Members' Equity
December 31, 2014 and 2013
(Dollars in thousands)

	Wells Fargo Bank, N.A.	First Data Merchant Services Corporation	Total
Members’ equity at December 31, 2012	$2,755	1,836	4,591
Net income	257,859	171,906	429,765
Distributions to members	(257,859)	(171,906)	(429,765)
Members’ equity at December 31, 2013	2,755	1,836	4,591
Net income	282,099	188,066	470,165
Distributions to members	(282,099)	(188,066)	(470,165)
Members’ equity at December 31, 2014	$2,755	1,836	4,591

See accompanying notes to financial statements.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Statements of Cash Flows
December 31, 2014 and 2013
(Dollars in thousands)

	2014	2013
Cash flows from operating activities:
Net income	$470,165	429,765
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of intangibles	298	818
Provisions for merchant credit losses	10,375	6,920
Changes in operating assets and liabilities:
Settlement assets	(172,676)	(229,334)
Accounts receivable, net of reserve for merchant credit losses	(54,891)	(40,146)
Settlement liabilities	163,911	216,078
Accounts payable and accrued expenses	5,091	(1,498)
Advances payable to Wells Fargo Bank, N.A.	47,815	41,061
Related party payable to First Data Merchant Services Corporation	(8,847)	7,733
Other assets	—	110
Net cash provided by operating activities	461,241	431,507
Cash flows from investing activities:
Contract acquisition costs	(339)	(326)
Purchase of capitalized software	—	(60)
Net cash used in investing activities	(339)	(386)
Cash flows from financing activities:
Distributions to members	(460,576)	(420,279)
Net cash used in financing activities	(460,576)	(420,279)
Increase in cash and cash equivalents	326	10,842
Cash and cash equivalents at beginning of year	64,077	53,235
Cash and cash equivalents at end of year	$64,403	64,077

See accompanying notes to financial statements.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2014 and 2013

(Dollars in thousands, unless otherwise noted)

(1)	Business Description
Wells Fargo Merchant Services, LLC (the “Company”) is a joint venture between First Data Merchant Services Corporation (“FDMS”) and Wells Fargo Bank, N.A. (“Wells Fargo”). FDMS is a wholly-owned subsidiary of First Data Corporation (“FDC”), which is owned by an entity controlled by an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). The Company was established pursuant to the terms of an alliance agreement (the “Membership Agreement”) dated November 1, 1993, as amended and a Limited Liability Company Agreement dated September 1, 1997, as amended. The Membership Agreement will terminate on December 31, 2019. FDMS and Wells Fargo are here-in-after referred to, individually, as a “Member” or, collectively, as “Members”.

The Company is engaged in processing and funds transfer related to the authorization, processing, and settlement of credit and debit card transactions for merchants. A majority of its revenue is based on the dollar amount of transactions processed. The Company provides services to merchant customers within all 50 states, with a significant concentration in California. The Company is operationally dependent on both FDMS and Wells Fargo. The Company’s primary operations are conducted through FDMS. The Company’s funding and settlement are primarily conducted through Wells Fargo. The majority of the bank accounts used for daily operations are with Wells Fargo.

(2)	Summary of Significant Accounting Policies

(a)	Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Significant items subject to such estimates and assumptions include the reserve for merchant credit losses.

(b)	Settlement Assets and Liabilities
The Company has a fiduciary responsibility to its merchant customers as it relates to the transfer of funds from a cardholder’s issuing bank, via the VISA, MasterCard, or Discover card associations (the “Card Associations”) and the Accel, AFFN, Alaska Option, Credit Union 24, Interlink, Jeanie, Maestro, NYCE, Pulse, TYME, Shazam, Star, Cash Station, Honor and MAC Debit Networks (the “Debit Networks”). The Company records such amounts due from the issuing banks, Card Associations and Debit Networks within the balance sheet caption settlement assets while the related liability, settlement liabilities, represents amounts due to merchants. Pursuant to the Card Associations’ and Debit Networks’ rules, such fiduciary funds are not available to support the operations of the Company.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2014 and 2013

(Dollars in thousands, unless otherwise noted)

(c)	Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2014 and 2013, the majority of the Company’s cash and cash equivalents were held in Wells Fargo accounts and are FDIC insured.

(d)	Merchant Collateral and Reserve for Merchant Credit and Fee Losses
When a cardholder or a credit issuing institution disputes a transaction, within the Card Association guidelines, the Company’s merchant customers have a liability for the disputed charges. However, in the case of merchant fraud, insolvency or bankruptcy, the Company may also be liable. Fee receivables that are ultimately deemed as uncollectable are charged-off against the merchant credit and fee loss reserve.

The Company’s determination of the level of the reserve is calculated based on the level of sales volumes multiplied by loss factors taking into consideration charge-offs, recoveries and merchant collateral and rests upon various judgments and assumptions, including the review of historical data and a specific analysis of receivables due from merchants. Our charge-off policy is to fully charge down the balance when the receivable is 60 days past due. The Company requires cash deposits, guarantees, letters of credit or other types of collateral by certain merchants to minimize its credit risk. Included in the balance sheet’s settlement assets is $53,671 and $26,555 in Merchant collateral, as of December 31, 2014 and 2013, respectively. Merchant collateral represents restricted cash held by the Company in a Wells Fargo bank account. The reserve for merchant credit losses is a valuation allowance for probable losses inherent as of the balance sheet date. The Company considers the reserve for merchant credit losses adequate to cover losses inherent in the portfolio as of December 31, 2014 and 2013.

(e)	Intangibles
The Company capitalizes initial payments for new contracts, contract renewals and conversion costs associated with customer processing relationships to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. The company amortizes intangibles over the period of the contract.

(f)	Accounts Payable and Accrued Expenses
The Company accrues for certain expenses that have been received and that are billed one month in arrears. These estimates are classified within accounts payable and accrued expenses in the balance sheet.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2014 and 2013

(Dollars in thousands, unless otherwise noted)

(g)	Income Taxes
No provision is made in the accounts of the Company for federal or state income taxes because all items of income expense and other items affecting taxable income are allocated to the Members for inclusion in their income tax returns.

In accounting for income taxes, the Company follows the guidance in FASB ASC 740 (formerly FASB Interpretation No. 48), as amended by ASU 2009-06, Accounting for Uncertainty in Income Taxes. ASC 740 requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or ligation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Company recording a tax liability that would reduce net assets. ASC 740 also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. As an LLC and pass-through entity, the Company does not incur tax expense and is not required to record a tax provision related to uncertain tax positions, in accordance with the recognition, measurement, classification, and disclosure requirements of ASC 740-10. The U.S. is the major tax jurisdiction for the Company. The tax returns of the Company can be examined by the relevant taxing authorities until the applicable statute of limitations has expired, which is generally three to four years from the date the return is initially filed, depending on the specific jurisdiction. Based on analysis by the Company, there were no material positions identified which did not meet the “more likely than not” standard as of and for the years ended December 31, 2014 and 2013.

(h)	Members’ Equity
An equity account is maintained for each Member. In certain instances, the Members may be required to make additional contributions to the Company. Such contributions will be determined on a pro-rata basis in accordance with each Member’s Membership Interest at the time of the request and will be added to the Member’s equity account. Membership Interest is defined as the ownership percentage of the Company by each member.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2014 and 2013

(Dollars in thousands, unless otherwise noted)

(i)	Revenue Recognition
The Company recognizes card services revenues from its transaction processing and authorization services as such services are performed. The revenues from transaction processing and authorization services are included in card services revenue in the statement of revenue and expenses. The Company recognizes revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Certain revenues are recorded net of certain costs not controlled by the Company, including interchange and assessment fees charged by the Card Associations. Such costs totaled $3.5 billion and $2.9 billion for the years ended December 31, 2014 and 2013. The Company recognizes product revenue from merchant referred leases, rentals and sales as such services are performed in the form of a fee and a corresponding charge from affiliates of FDMS.

Debit revenues are recorded gross and are included within card services revenue in the statement of revenues and expenses. Debit Network fees are recorded within cost of card services in the statement of revenues and expenses. Debit revenues are recognized as such services are performed. Debit Network fees totaled $101.6 million and $96.4 million for the years ended December 31, 2014 and 2013.

In addition to the above, the Company recognizes other fees for services as such services are performed. The other revenue caption on the statement of revenues and expenses includes relevant items such as monthly fees, new account fees, income from cash advances, chargeback fees, supply fees and early termination fees.

(j)	Comprehensive Income
For the year ended December 31, 2014 and 2013 net income equals comprehensive income.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2014 and 2013

(Dollars in thousands, unless otherwise noted)

(3)	Intangibles
Following is a summary of the Company’s intangibles for the years ended December 31, 2014 and 2013:

	Intangible Assets, Gross of Accumulated Amortization	Accumulated Amortization	Intangible Assets, Net of Accumulated Amortization
Beginning balance as of January 1, 2014	$2,370	(1,933)	437
Additions	340	—	340
Retirements	(401)	401	—
Amortization	—	(298)	(298)
Ending balance as of December 31, 2014	$2,309	(1,830)	479

Beginning balance as of January 1, 2013	$10,940	(10,071)	869
Additions	386	—	386
Retirements	(8,956)	8,956	—
Amortization	—	(818)	(818)
Ending balance as of December 31, 2013	$2,370	(1,933)	437

For the years ended December 31, 2014 and 2013, amortization expense of $298 and $818, respectively, is included in other expenses in the statement of revenues and expenses.

(4)	Related Party Transactions
The Company’s primary operations are conducted through FDMS. FDMS charges the Company fees for services provided pursuant to an operating agreement (the “Operating Agreement”) dated January 31, 2000, as amended and restated. The Members also agreed to perform certain additional management functions (the “Additional Services”) of the Company, for which they will be reimbursed by the Company. These fees are included in cost of card services, cost of product sold and selling, general and administrative expenses within the statement of revenue and expense. The financial statements may not necessarily be indicative of the financial position that would have existed, or the results of operations or cash flows that would have occurred had the Company operated as an independent enterprise. During the years ended December 31, 2014 and 2013, the Company reimbursed FDMS and Wells Fargo for performing the Additional Services as follows:

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2014 and 2013

(Dollars in thousands, unless otherwise noted)

		2014
		First Data Merchant Services, Corporation	Wells Fargo Bank, NA
Cost of card services		$66,980	—
Cost of product sold		16,141	—
Selling, general and administrative		12,206	120,314
Total		$95,327	120,314

		2013
	$	First Data Merchant Services, Corporation	Wells Fargo Bank, NA
Cost of card services		63,276	—
Cost of product sold		14,729	—
Selling, general and administrative		11,795	115,110
Total		$89,800	115,110

Included in the balance sheets at December 31, 2014 and 2013 is a advances payable to FDMS of $13,644 and $22,511, respectively. These balances primarily consist of selling, general and administrative costs, cost of card services and cost of product sold owed to FDMS which are partially offset by fees owed to WFMS for the contributed portfolio.

Included in the balance sheets at December 31, 2014 and 2013 is an advances payable to Wells Fargo of
$280,982 and $233,167, respectively, which is primarily attributable to non-interest bearing advances, made by Wells Fargo to the Company. These payable amounts are settled monthly.

(5)	Allocation and Distribution of Income to Members
Profits and losses of the Company are allocated in accordance with each Member’s Interest. Distributions of allocated income to the Members are made on a quarterly basis, subject to consent of the Members. Income distributed shall equal 100% of the distributable funds, as defined in the Membership Agreement, unless a smaller percentage is agreed to by the Members.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2014 and 2013

(Dollars in thousands, unless otherwise noted)

(6)	Termination of Company
The Company can be terminated in the event of certain termination events, set forth in the Membership Agreement with an effective date of January 1, 2014. These include merger or acquisition of either of the Members, and various other performance criteria. If the Company is terminated prior to December 31, 2019, based on who initiates the termination, an early termination fee may apply in accordance with the provisions and criteria of the agreement.

(7)	Limited Liability of Members
The members of a Delaware limited liability company are generally not liable for the acts and omissions of the Company, much in the same manner as the shareholders, officers and directors of a corporation are generally not liable for the acts and omissions of the corporation. Such liability is generally limited by the provisions of the Delaware Limited Liability Company Act and by applicable case law.

(8)	Fair Value of Financial Instruments
FASB ASC 825, Financial Instruments, requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management estimates that the aggregate fair value of financial instruments recognized in the balance sheets (including receivables and payables) approximates their carrying value; as such financial instruments are short-term in nature or carry floating rates of interest.

(9)	Guarantees and Reserve for Merchant Credit Losses
Under the card companies’ rules, when a merchant processor acquires card transactions, it has certain liabilities for the transactions. This liability arises from disputes between cardholders and merchants due to the cardholders’ dissatisfaction with merchandise quality or the merchants’ service, which are not resolved with the merchant. In such cases, the transactions are “charged back” to the respective merchants and the related purchase amounts are refunded to the cardholders by the card issuer. If the merchant does not fund the refund due to insolvency, bankruptcy or other extraneous reasons, the Company, in certain circumstances is liable for the full amount of the transaction. This liability is considered a guarantee under FASB ASC 460, Guarantees.

The Company’s legal obligation under these rules is to settle any individual chargeback for which an individual merchant fails to fulfill as noted above. Contractually, the maximum exposure for this obligation is the total amount of transactions processed for the preceding four month period for all merchants, which in the case of the Company is in the billions of dollars. It should be noted that the Company has not experienced material chargeback loss activity as a result of merchant processing activities and advises that caution should be used when assessing the maximum exposure described above. The Company records a provision for this estimated obligation based upon a number of factors which include historical losses, credit risk of specific customers and other relevant factors. As shown below, for the years ended December 2014 and 2013, the Company incurred aggregate merchant credit losses of $9,229 and $6,897, net of

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2014 and 2013

(Dollars in thousands, unless otherwise noted)

recoveries, on total processed volumes. The Company calculates its provision and evaluates the appropriateness of its reserves on a monthly basis.

The following is the activity related to the reserve for merchant credit losses for the years ended December 31, 2014 and 2013:

Beginning balance as of January 1, 2014	$3,361
Provisions for credit loss	10,375
Charge-offs, net of recoveries of $387	(9,229)
Ending balance as of December 31, 2014	$4,507

Beginning balance as of January 1, 2013	$3,338
Provisions for credit loss	6,920
Charge-offs, net of recoveries of $334	(6,897)
Ending balance as of December 31, 2013	$3,361

(10)	Subsequent Events
The Company has evaluated the subsequent events from the balance sheet date through February 19, 2015, the date at which the financial statements were available to be issued, and determined that there are no other items to disclose.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

By:	/S/ FRANK BISIGNANO
Frank Bisignano
Chief Executive Officer

Date:	February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ FRANK BISIGNANO	Chief Executive Officer and Director	February 27, 2015
Frank Bisignano	(principal executive officer)

/S/ MICHAEL K. NEBORAK	Executive Vice President, Director of Finance	February 27, 2015
Michael K. Neborak	(principal financial officer)

/S/ MATTHEW CAGWIN	Vice President, Corporate Controller and Chief Accounting Officer	February 27, 2015
Matthew Cagwin	(principal accounting officer)

/S/ JOE W. FOREHAND	Director	February 27, 2015
Joe W. Forehand

/S/ HENRY R. KRAVIS	Director	February 27, 2015
Henry R. Kravis

/S/ HEIDI G. MILLER	Director	February 27, 2015
Heidi G. Miller

/S/ JAMES E. NEVELS	Director	February 27, 2015
James E. Nevels

/S/ SCOTT C. NUTTALL	Director	February 27, 2015
Scott C. Nuttall

/S/ TAGAR C. OLSON	Director	February 27, 2015
Tagar C. Olson

/S/ JOSEPH J. PLUMERI	Director	February 27, 2015
Joseph J. Plumeri