Form 10-Q
period 2015-03-31
FIRST DATA CORP
filed 2015-05-13
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $0.01 par value per share	1,000 shares

* The registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act since January 1, 2015; however, registrant filed all reports since that date that would have been required to be filed if it were subject to Section 13 or 15(d) of the Exchange Act.

FORWARD LOOKING STATEMENTS

Certain matters First Data Corporation (we or our) discusses in this Quarterly Report on Form 10-Q and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA), earnings, margins, growth rates and other financial results for future periods. By their nature, forward-looking statements speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results could differ materially and adversely from our forward-looking statements due to a variety of factors, including the following: (1) our ability to implement and improve processing systems to provide new products, improve functionality, and increase efficiencies; (2) our ability to prevent a material breach of security of any of our systems; (3) our ability to anticipate and respond to technological changes, particularly with respect to e-commerce and mobile commerce; (4) our high degree of leverage; (5) credit and fraud risks in our business units and the merchant alliances, particularly in the context of e-commerce and mobile markets; (6) our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (7) the impact of new laws, regulations, credit card association rules or other industry standards; (8) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (9) our ability to successfully convert accounts under service contracts with major clients; (10) changes in the interest rate environment that increases interest on our borrowings; (11) consolidation among client financial institutions or other client groups that impacts our client relationships; (12) catastrophic events that impact our or our major customers’ operating facilities, communication systems, and technology; (13) new lawsuits, investigations or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, and various other factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2014, including but not limited to, Item 1 - Business, Item 1A - Risk Factors, and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Except as required by law, we do not intend to revise or update any forward-looking statement as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in millions)	2015	2014
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$975	$942
Check services	59	66
Card services (a)	447	437
Other services	124	116
Product sales and other (a)	217	204
Total revenues (excluding reimbursable items)	1,822	1,765
Reimbursable debit network fees, postage, and other	873	875
Total revenues	2,695	2,640
Expenses:
Cost of services (exclusive of items shown below)	734	646
Cost of products sold	77	80
Selling, general, and administrative	499	486
Depreciation and amortization	251	265
Other operating expenses:
Restructuring, net	1	3
Total expenses (excluding reimbursable items)	1,562	1,480
Reimbursable debit network fees, postage, and other	873	875
Total expenses	2,435	2,355
Operating profit	260	285
Interest income	1	3
Interest expense	(407)	(467)
Other income	35	1
	(371)	(463)
Loss before income taxes and equity earnings in affiliates	(111)	(178)
Income tax expense	3	37
Equity earnings in affiliates	51	50
Net loss	(63)	(165)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	49	36
Net loss attributable to First Data Corporation	$(112)	$(201)

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $50 million for the three months ended March 31, 2015, and $44 million for the comparable period in 2014.

See Notes to Unaudited Consolidated Financial Statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(in millions)	2015	2014
Net loss	$(63)	$(165)
Other comprehensive income (loss), net of tax:
Net change in unrealized (gains) losses on securities, net of reclassifications	6	1
Foreign currency translation adjustment	(173)	(18)
Pension liability adjustments	—	1
Total other comprehensive income (loss), net of tax	(167)	(16)
Comprehensive loss	(230)	(181)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	38	37
Comprehensive loss attributable to First Data Corporation	$(268)	$(218)

See Notes to Unaudited Consolidated Financial Statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions, except common stock share amounts)	As of March 31, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$340	$358
Accounts receivable, net of allowance for doubtful accounts of $62 and $51	1,715	1,752
Settlement assets	7,688	7,555
Other current assets	414	289
Total current assets	10,157	9,954
Property and equipment, net of accumulated depreciation of $1,259 and $1,233	908	930
Goodwill	16,861	17,017
Customer relationships, net of accumulated amortization of $4,964 and $4,871	2,471	2,604
Other intangibles, net of accumulated amortization of $1,971 and $1,965	1,757	1,745
Investment in affiliates	1,088	1,101
Other long-term assets	896	918
Total assets	$34,138	$34,269
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$265	$280
Short-term and current portion of long-term borrowings	496	161
Settlement obligations	7,689	7,557
Other current liabilities	1,297	1,533
Total current liabilities	9,747	9,531
Long-term borrowings	20,641	20,711
Long-term deferred tax liabilities	530	521
Other long-term liabilities	790	788
Total liabilities	31,708	31,551
Commitments and contingencies (See Note 7)
Redeemable noncontrolling interest	78	70
First Data Corporation shareholder's deficit:
Common stock, $0.01 par value; 1,000 shares authorized and issued (2015 and 2014)	—	—
Additional paid-in capital	9,904	9,906
Accumulated loss	(9,542)	(9,429)
Accumulated other comprehensive loss	(1,085)	(929)
Total First Data Corporation shareholder's deficit	(723)	(452)
Noncontrolling interests	3,075	3,100
Total equity	2,352	2,648
Total liabilities and equity	$34,138	$34,269
 See Notes to Unaudited Consolidated Financial Statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63)	$(165)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	277	292
(Gains) charges related to other operating expenses and other income	(34)	2
Other non-cash and non-operating items, net	(49)	(34)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	(8)	55
Other assets, current and long-term	23	46
Accounts payable and other liabilities, current and long-term	(232)	(251)
Income tax accounts	(16)	11
Net cash used in operating activities	(102)	(44)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	2	2
Additions to property and equipment	(67)	(54)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(78)	(62)
Acquisitions, net of cash acquired	(8)	—
Proceeds from sale of property and equipment	—	2
Purchase of investments	(16)	—
Net cash used in investing activities	(167)	(112)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	337	327
Debt modification payments and related financing costs, net	—	(91)
Principal payments on long-term debt	(20)	(19)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(63)	(52)
Capital transactions with parent, net	(1)	(19)
Net cash provided by financing activities	253	146
Effect of exchange rate changes on cash and cash equivalents	(2)	(6)
Change in cash and cash equivalents	(18)	(16)
Cash and cash equivalents at beginning of period	358	425
Cash and cash equivalents at end of period	$340	$409

See Notes to Unaudited Consolidated Financial Statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Shareholder
(in millions, except common share amounts)	Common Shares	Accumulated Loss	Accumulated Other Comprehensive Loss	Paid-In Capital	Noncontrolling Interests	Total
Balance, December 31, 2014	1,000	$(9,429)	$(929)	$9,906	$3,100	$2,648
Dividends and distributions paid to noncontrolling interests	—	—	—	—	(55)	(55)
Net (loss) income (a)	—	(112)	—	—	41	(71)
Other comprehensive loss	—	—	(156)	—	(11)	(167)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	(8)	—	(8)
Stock compensation expense and other	—	—	—	6	—	6
Cash dividends paid by First Data Corporation to Parent	—	(1)	—	—	—	(1)
Balance, March 31, 2015	1,000	$(9,542)	$(1,085)	$9,904	$3,075	$2,352

	First Data Corporation Shareholder
(in millions, except common share amounts)	Common Shares	Accumulated Loss	Accumulated Other Comprehensive Loss	Paid-In Capital	Noncontrolling Interests	Total
Balance, December 31, 2013	1,000	$(8,285)	$(589)	$7,384	$3,183	$1,693
Dividends and distributions paid to noncontrolling interests	—	—	—	—	(43)	(43)
Net (loss) income (a)	—	(201)	—	—	27	(174)
Other comprehensive (loss) income	—	—	(17)	—	1	(16)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	(2)	—	(2)
Stock compensation expense and other	—	—	—	25	—	25
Cash dividends paid by First Data Corporation to Parent	—	(15)	—	—	—	(15)
Balance, March 31, 2014	1,000	$(8,501)	$(606)	$7,407	$3,168	$1,468

(a)
The total net loss presented in the Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014 is $8 million and $9 million, respectively, greater than the amount presented in the Consolidated Statements of Operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See Notes to Unaudited Consolidated Financial Statements.

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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2015 and the consolidated results of its operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014 and the consolidated cash flows and changes in equity for the three months ended March 31, 2015 and 2014. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Presentation

Depreciation and amortization presented as a separate line item on the Company’s Unaudited Consolidated Statements of Operations does not include amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees.” Also not included is amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line. The following table presents the amounts associated with such amortization:

	Three months ended March 31,
(in millions)	2015	2014
Amortization of initial payments for new contracts	$11	$11
Amortization related to equity method investments	15	16

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three months ended March 31,
(in millions)	2015	2014
Interchange fees and assessments	$4,965	$4,721
Debit network fees	710	719

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in an exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance is effective for public companies for annual periods beginning after December 15, 2016 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. Early adoption is not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

In April 2015, the FASB issued guidance that requires companies to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Debt issuance costs will continue to be amortized to interest expense using the effective interest method. The guidance is effective for public companies for annual periods beginning after December 15, 2015 as well as interim periods within those annual periods using the retrospective approach. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.
Note 2: Supplemental Financial Information
Supplemental Statements of Operations Information

The following table details the components of “Other income” on the Consolidated Statements of Operations:

	Three months ended March 31,
(in millions)	2015	2014
Derivative financial instruments (losses) and gains	$(2)	$3
Divestitures, net gains	1	—
Non-operating foreign currency gains and (losses)	36	(2)
Other income	$35	$1

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3: Restructuring

The Company recorded restructuring charges during the three months ended March 31, 2015 and 2014, in connection with management’s alignment of the business with strategic objectives, cost savings initiatives, the departure of certain executive officers, and refinements of estimates.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

	Pretax Benefit (Charge)
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Three months ended March 31, 2015
Restructuring charges	$—	$—	$—	$(1)	$(1)
Restructuring accrual reversals	—	—	—	—	—
Total pretax charge, net of reversals	$—	$—	$—	$(1)	$(1)
Three months ended March 31, 2014
Restructuring charges	$(1)	$—	$—	$(2)	$(3)
Restructuring accrual reversals	—	—	—	—	—
Total pretax charge, net of reversals	$(1)	$—	$—	$(2)	$(3)

The following table summarizes the Company’s utilization of restructuring accruals for the period presented:

(in millions)	Employee Severance	Other
Remaining accrual as of January 1, 2015	$12	$1
Expense provision	—	1
Cash payments and other	(3)	(1)
Changes in estimates	—	—
Remaining accrual as of March 31, 2015	$9	$1

On May 4, 2015, the Company announced a strategic expense management initiative to optimize its annualized expense base by mid-2016. Anticipated restructuring costs will be $75 million, mainly cash, and will be recognized beginning in the second quarter of 2015. The net charge is expected to include costs for severance, retention and transition, asset impairments, professional services fees, and gains/losses on the sale of facilities. The vast majority of the net charge will be related to personnel (severance, retention and transition).

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4: Borrowings

(in millions)	As of March 31, 2015	As of December 31, 2014
Short-term borrowings:
Foreign lines of credit and other arrangements	$30	$68
Senior secured revolving credit facility	381	10
Total short-term borrowings	411	78
Current portion of long-term borrowings:
4.95% Unsecured notes due 2015	10	10
Capital lease obligations	75	73
Total current portion of long-term borrowings	85	83
Total Short-term and current portion of long-term borrowings	496	161
Long-term borrowings:
Senior secured term loan facility due March 2017, net of unamortized discount of $9 and $10	1,449	1,451
Senior secured term loan facility due March 2018, net of unamortized discount of $41 and $45	4,893	4,932
Senior secured term loan facility due September 2018, net of unamortized discount of $25 and $27	983	981
Senior secured term loan facility due March 2021, net of unamortized discount of $11 and $11	1,159	1,180
7.375% Senior secured first lien notes due 2019, net of unamortized discount of $18 and $19	1,577	1,576
8.875% Senior secured first lien notes due 2020, net of unamortized discount of $10 and $10	500	500
6.75% Senior secured first lien notes due 2020, net of unamortized discount of $13 and $14	1,384	1,383
8.25% Senior secured second lien notes due 2021, net of unamortized discount of $11 and $11	1,989	1,989
8.75% Senior secured second lien notes due 2022, net of unamortized discount of $5 and $6	995	994
12.625% Senior unsecured notes due 2021, net of unamortized discount of $16 and $16	2,984	2,984
10.625% Senior unsecured notes due 2021, net of unamortized discount of $15 and $16	515	514
11.25% Senior unsecured notes due 2021, net of unamortized discount of $14 and $15	496	495
11.75% Senior unsecured subordinated notes due 2021, net of unamortized discount of $11 and $11	1,598	1,598
Capital lease obligations	119	134
Total long-term borrowings	20,641	20,711
Total borrowings	$21,137	$20,872

Foreign Lines of Credit and Other Arrangements

As of March 31, 2015 and December 31, 2014, the Company had approximately $304 million and $349 million available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity, respectively. As of March 31, 2015, the Company had a $150 million committed line of credit for one of the Company's U.S. alliances. The remainder of these arrangements is primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the euro. Of the amounts outstanding as of March 31, 2015 and December 31, 2014, $27 million and $67 million, respectively, were uncommitted.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Secured Revolving Credit Facility

As of March 31, 2015, the Company’s senior secured revolving credit facility had commitments from financial institutions to provide approximately $1.0 billion of credit. The revolving credit facility matures on September 24, 2016. The Company had $381 million and $10 million outstanding against this facility as of March 31, 2015 and December 31, 2014, respectively. Up to $500 million of the senior secured revolving credit facility is available for letters of credit, of which $42 million and $43 million of letters of credit were issued under the facility as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, $593 million remained available.

Fair Value Measurement

As of March 31, 2015, the fair value of the Company's long-term borrowings was $22.2 billion. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.
Note 5: Segment Information

For a detailed discussion of the Company’s principles and detailed discussions regarding its operating segments refer to Note 13 “Segment Information” in the Company’s Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

During the fourth quarter of 2014 the Company announced the expansion of its Management Committee. The Company continues to evaluate the changes to its reporting that may be made as a result of the expansion, to best assist the chief operating decision maker (the Company's Chief Executive Officer) in monitoring and managing the businesses. Should the reporting change, the Company will retroactively revise its segment disclosures.

The following tables present the Company’s operating segment results for the periods presented:

	Three months ended March 31, 2015
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$782	$358	$308	$21	$1,469
Product sales and other	106	14	84	14	218
Equity earnings in affiliates (a)	—	—	6	—	6
Total segment reporting revenues	$888	$372	$398	$35	$1,693
Internal revenue	$4	$8	$3	$—	$15
External revenue	884	364	395	35	1,678
Depreciation and amortization	93	80	56	16	245
Segment EBITDA (b)	368	180	97	(82)	563
Other operating expenses and other income (expense) excluding divestitures	22	—	(16)	27	33

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31, 2014
(in millions)	Merchant Solutions	Financial Services	International	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$761	$338	$327	$18	$1,444
Product sales and other	95	11	87	14	207
Equity earnings in affiliates (a)	—	—	7	—	7
Total segment reporting revenues	$856	$349	$421	$32	$1,658
Internal revenue	$5	$9	$2	$—	$16
External revenue	851	340	419	32	1,642
Depreciation and amortization	108	80	63	11	262
Segment EBITDA (b)	370	173	128	(57)	614
Other operating expenses and other income (expense) excluding divestitures	(19)	—	(6)	23	(2)

(a)
Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for the International segment.

(b)	Earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA).

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three months ended March 31,
(in millions)	2015	2014
Segment Revenues:
Merchant Solutions	$888	$856
Financial Services	372	349
International	398	421
Subtotal segment revenues	1,658	1,626
All Other and Corporate	35	32
Adjustments to reconcile to Adjusted revenue:
Official check and money order revenues (a)	—	(1)
Eliminations of intersegment revenues	(15)	(16)
Adjusted revenue	1,678	1,641
Adjustments to reconcile to Consolidated revenues:
Adjustments for non-wholly-owned entities (b)	20	1
Official check and money order revenues (a)	—	1
Independent sales organizations (ISO) commission expense	124	122
Reimbursable debit network fees, postage and other	873	875
Consolidated revenues	$2,695	$2,640
Segment EBITDA:
Merchant Solutions	$368	$370
Financial Services	180	173
International	97	128
Total reported segments	645	671
All Other and Corporate	(82)	(57)
Adjusted EBITDA	563	614
Adjustments to reconcile to Net loss attributable to First Data Corporation:
Adjustments for non-wholly-owned entities (b)	7	2
Depreciation and amortization	(251)	(265)
Interest expense	(407)	(467)
Interest income	1	3
Other items (c)	(5)	(7)
Income tax expense	(3)	(37)
Stock based compensation	(7)	(29)
Official check and money order EBITDA (a)	—	1
Costs of alliance conversions	(3)	(7)
Kohlberg Kravis Roberts & Co. (KKR) related items	(6)	(6)
Debt issuance costs	(1)	(3)
Net loss attributable to First Data Corporation	$(112)	$(201)

(a)	Represents an adjustment to exclude the official check and money order businesses from revenue and EBITDA due to the Company’s wind down of these businesses.

(b)
Represents the net adjustment to reflect the Company’s proportionate share of alliance revenue and EBITDA within the Merchant Solutions segment, equity earnings in affiliates included in International segment revenue and amortization related to equity method investments not included in segment EBITDA.

(c)
Includes restructuring, litigation and regulatory settlements, derivative gains and (losses), non-operating foreign currency gains and (losses), divestitures and impairments as applicable to the periods presented and “Other income” as presented in the Consolidated Statements of Operations.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows and Consolidated Statements of Operations is as follows:

	Three months ended March 31,
(in millions)	2015	2014
Total reported segments	$229	$251
All Other and Corporate	16	11
Total segment depreciation and amortization	245	262
Adjustments for non-wholly-owned entities	21	19
Amortization of initial payments for new contracts	11	11
Total consolidated depreciation and amortization per Consolidated Statements of Cash Flows	277	292
Less: Amortization of equity method investment	(15)	(16)
Less: Amortization of initial payments for new contracts	(11)	(11)
Total consolidated depreciation and amortization per Consolidated Statements of Operations	$251	$265
Note 6: Redeemable Noncontrolling Interest

One of the Company's noncontrolling interests is redeemable at the option of the holder and is presented outside of equity and carried at its estimated redemption value.

The following table presents a summary of the redeemable noncontrolling interest activity during the periods presented:

(in millions)	2015	2014
Balance as of January 1,	$70	$69
Distributions	(8)	(9)
Share of income	8	9
Adjustment to redemption value of redeemable noncontrolling interest	8	2
Balance as of March 31,	$78	$71
Note 7: Commitments and Contingencies

The Company is involved in various legal proceedings. Accruals have been made with respect to these matters, where appropriate, which are reflected in the Company’s Unaudited Consolidated Financial Statements. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company. The matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition and/or results of operations.

Legal

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) merchant customer matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee, and collection activities; and (3) other matters which may include issues such as employment. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $50 million for patent infringement, $0 to $15 million for merchant customer matters, and $0 to $40 million for other matters, resulting in a total estimated range of possible losses of $0 to $105 million for all of the matters described above.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Contingent Consideration

Over the past three years, the Company completed three acquisitions in which contingent consideration was recorded. The transactions called for cash consideration as well as contingent payments for achievement of certain milestones. As part of the purchase price, the Company recorded a $29 million liability for the contingent consideration, of which $1 million was paid in the first quarter of 2015. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date. The primary assumption is the estimated number of merchant locations that will be using the software or technology in the next three years.
Note 8: Stock Compensation Plans

The Company’s parent, First Data Holdings, Inc. (FDH), has a stock incentive plan for employees of the Company and its affiliates (stock plan). Stock compensation expense associated with this stock plan is recorded by the Company. Stock compensation expense for certain awards is only recognized upon liquidity or an employment termination event which triggers vesting. For the remaining awards that vest based solely on service conditions, expense is recognized over the requisite service period.

Total stock-based compensation expense recognized in the “Selling, general, and administrative” line item of the Unaudited Consolidated Statements of Operations was as follows for the periods presented:

	Three months ended March 31,
(in millions)	2015	2014
Total stock-based compensation expense (pretax)	$7	$29

During the three months ended March 31, 2014, $23 million of stock-based compensation expense was recognized as a result of the departure of certain executive officers.

Stock Options

As of March 31, 2015, there was approximately $169 million of total unrecognized compensation expense related to non-vested stock options that will only be recognized upon a qualified public offering or certain liquidity or employment termination events.

Restricted Stock Awards and Restricted Stock Units

Beginning in 2014, substantially all of the Company's employees are granted restricted stock awards on an annual basis and during the three months ended March 31, 2015, 39 million restricted stock awards were granted. The restrictions on a majority of these awards will lapse upon the later of three years or following an initial public offering or upon certain employment termination events. For the remainder of these awards, the restrictions will lapse following an initial public offering or upon certain employment termination events.

As of March 31, 2015, there was $337 million of total unrecognized compensation expense related to restricted stock, of which $2 million will be recognized over a period of approximately one year while $335 million will only be recognized upon the occurrence of certain liquidity or employment termination events.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For additional information on the Company’s Stock Compensation Plans refer to Note 11 “Stock Compensation Plans” in the Company’s Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Note 9: Derivative Financial Instruments

The Company enters into the following types of derivatives:

Interest rate contracts:

•
Interest rate swaps: The Company uses interest rate swaps to mitigate its exposure to interest rate fluctuations on interest payments related to variable rate debt. The Company uses these contracts in non-qualifying hedging relationships.

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

The Company held the following derivative instruments as of the dates indicated:

		As of March 31, 2015			As of December 31, 2014
(in millions)	Notional Currency	Notional Value	Assets (a) (b)	Liabilities (a) (c)	Notional Value	Assets (a) (b)	Liabilities (a) (c)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts	AUD	260	$56	$—	260	$41	$—
Foreign exchange contracts	EUR	200	53	—	200	27	—
Foreign exchange contracts	GBP	250	37	—	250	18	—
Foreign exchange contracts	CAD	110	17	—	110	9	—
			163	—		95	—
Derivatives not designated as hedging instruments:
Interest rate contracts	USD	5,750	59	(106)	5,750	47	(105)
Foreign exchange contracts	EUR	22	4	—	22	1	—
			63	(106)		48	(105)
			$226	$(106)		$143	$(105)

(a)
Of the balances included in the table above, in aggregate, $222 million of assets and $96 million of liabilities, net $126 million, as of March 31, 2015 and $142 million of assets and $96 million of liabilities, net $46 million, as of December 31, 2014 are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b)	Derivative assets included in “Other current assets” and “Other long-term assets” in the Consolidated Balance Sheets.

(c)	Derivative liabilities included in “Other current liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets.

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivative gains and (losses) were as follows for the periods indicated:

	Three months ended March 31,
	2015		2014
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$—	$67	$—	$(7)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in Other income (expense) in the Consolidated Statements of Operations	(5)	3	3	—

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income for the three months ended March 31, 2015 related to derivative instruments classified as cash flow hedges and a net investment hedge held by the Company:

(in millions, after tax)	Three months ended March 31, 2015
Accumulated gain included in other comprehensive income (loss) at beginning of the period	$37
Less: Reclassifications into earnings from other comprehensive income (loss), net of tax	—
37
Increase in fair value of derivatives that qualify for hedge accounting (a)	42
Accumulated gain included in other comprehensive income (loss) at end of the period	$79

(a)	Gains and (losses) are included in “Unrealized gains on hedging activities” and in “Foreign currency translation adjustment” on the Consolidated Statements of Comprehensive Income (Loss).
Note 10: Income Taxes

The effective tax rates on the Company's pretax loss were expenses of 5% and 29% for the three months ended March 31, 2015 and 2014, respectively.

The effective tax rate for the three months ended March 31, 2015 was lower than the statutory rate primarily because it is not more likely than not, due to the valuation allowances recorded in the U.S. and certain foreign jurisdictions, that the computed year-to-date tax benefit would be realized at the end of the year.

The effective tax rate for the three months ended March 31, 2014 was lower than the statutory rate primarily as a result of recognizing tax expense in jurisdictions with pretax income while being precluded from recognizing deferred tax benefits on pretax losses in the U.S. and certain foreign jurisdictions that are subject to valuation allowances. The negative impact from the valuation allowance was partially offset by state tax benefits and by the Company not having to record tax expense attributable to the noncontrolling interest portion of pre-tax income from pass through entities.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's liability for unrecognized tax benefits was approximately $240 million as of March 31, 2015. The Company anticipates it is reasonably possible that the liability for unrecognized tax benefits may decrease by approximately $123 million within the next twelve months as the result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.
Note 11: Investment in Affiliates

Segment results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

As of March 31, 2015, the Company has an unconsolidated significant subsidiary that is not required to be consolidated, but represents more than 20% of the Company’s pretax loss. This affiliate became significant during the second quarter of 2014 and its summarized financial information is presented below for the periods indicated:

(in millions)	Three months ended March 31, 2015
Net operating revenues	$211
Operating expenses	89
Operating income	$122
Net income	$122
FDC equity earnings	38

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 6 "Borrowings" in the Company's Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s 12.625% senior notes, 11.25% senior notes, 10.625% senior notes, and 11.75% senior subordinated notes are guaranteed by most of the existing and future, direct and indirect, wholly owned, domestic subsidiaries of the Company (Guarantors). The Guarantors guarantee the senior secured revolving credit facility, senior secured term loan facility, the 8.875% senior secured notes, the 7.375% senior secured notes, and the 6.75% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of the Company’s guarantor subsidiaries to the extent of the value of the collateral. The Guarantors guarantee the 8.25% and 8.75% senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of the Company’s guarantor subsidiaries to the extent of the value of the collateral. The 12.625% senior note, 10.625% senior note, and 11.25% senior note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of the Company’s guarantor subsidiaries. The 11.75% senior subordinated note guarantee is unsecured and ranks equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

All of the above guarantees are full, unconditional, and joint and several and each of the Guarantors is 100% owned, directly or indirectly, by the Company. None of the other subsidiaries of the Company, either direct or indirect, guarantee the notes (Non-Guarantors). The Guarantors are subject to release under certain circumstances as described below.

The credit agreement governing the guarantees of the senior secured revolving credit facility and senior secured term loan facility provide for a Guarantor to be automatically and unconditionally released and discharged from its guarantee obligations in certain circumstances, including under the following circumstances:

•
the Guarantor ceases to be a “restricted subsidiary” for purpose of the agreement because the Company no longer directly or indirectly owns 50% of the equity or, if a corporation, stock having voting power to elect a majority of the board of directors of the Guarantor; or

•	the Guarantor is designated as an “unrestricted subsidiary” for purposes of the agreement covenants; or

•
the Guarantor is no longer wholly owned by the Company subject to the value of all Guarantors released under this provision does not exceed (x) 10% of the Company’s Consolidated EBITDA plus (y) the amount of investments permitted under the agreement in respect of non-guarantors.

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

During the third quarter of 2014, the senior secured loan facilities were amended and three subsidiaries were removed as guarantors. Although these changes were not material and did not have an impact to the Company’s Unaudited Consolidated Financial Statements, the Company adjusted prior periods to align with the new guarantor structure. These adjustments are limited to the guarantor footnote and do not affect any other reported amounts or disclosures in the Company’s Unaudited Consolidated Financial Statements. A summary of the adjustments is as follows:

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31, 2014
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted
Revenues	$—	$—	$1,771	$1,642	$943	$1,072	$(74)	$(74)
(Loss) income before income taxes and equity earnings in affiliates	(278)	(278)	158	160	125	126	(183)	(186)
Income tax (benefit) expense	(77)	(77)	67	65	47	49	—	—
Net (loss) income attributable to First Data Corporation	(201)	(201)	142	141	61	66	(203)	(207)
Comprehensive (loss) income attributable to First Data Corporation	(218)	(218)	151	120	42	76	(193)	(196)

	Three months ended March 31, 2014
	FDC Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidation Adjustments
(in millions)	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted
Net cash (used in) provided by operating activities	$(630)	$(630)	$365	$364	$221	$222	$—	$—
Net cash provided by (used in) investing activities	27	27	(19)	(12)	(48)	(55)	(72)	(72)
Net cash provided by (used in) financing activities	574	574	(348)	(360)	(152)	(140)	72	72

The following tables present the results of operations, comprehensive income, financial position and cash flows of the Company (FDC Parent Company), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the period presented to arrive at the information for the Company on a consolidated basis.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$945	$733	$(73)	$1,605
Product sales and other	—	134	97	(14)	217
Reimbursable debit network fees, postage, and other	—	601	272	—	873
Total revenues	—	1,680	1,102	(87)	2,695
Expenses:
Cost of services (exclusive of items shown below)	—	405	402	(73)	734
Cost of products sold	—	53	38	(14)	77
Selling, general, and administrative	32	287	180	—	499
Reimbursable debit network fees, postage, and other	—	601	272	—	873
Depreciation and amortization	4	150	97	—	251
Other operating expenses:
Restructuring, net	(1)	2	—	—	1
Total expenses	35	1,498	989	(87)	2,435
Operating (loss) profit	(35)	182	113	—	260
Interest income	—	—	1	—	1
Interest expense	(402)	(3)	(2)	—	(407)
Interest income (expense) from intercompany notes	81	(77)	(4)	—	—
Other income (expense)	69	—	(34)	—	35
Equity earnings from consolidated subsidiaries	172	38	—	(210)	—
	(80)	(42)	(39)	(210)	(371)
(Loss) income before income taxes and equity earnings in affiliates	(115)	140	74	(210)	(111)
Income tax (benefit) expense	(3)	3	3	—	3
Equity earnings in affiliates	—	48	3	—	51
Net (loss) income	(112)	185	74	(210)	(63)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	16	33	49
Net (loss) income attributable to First Data Corporation	$(112)	$185	$58	$(243)	$(112)
Comprehensive (loss) income	$(267)	$158	$(156)	$35	$(230)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	5	33	38
Comprehensive (loss) income attributable to First Data Corporation	$(267)	$158	$(161)	$2	$(268)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31, 2014 (As Adjusted)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$894	$726	$(59)	$1,561
Product sales and other	—	122	97	(15)	204
Reimbursable debit network fees, postage, and other	—	626	249	—	875
Total revenues	—	1,642	1,072	(74)	2,640
Expenses:
Cost of services (exclusive of items shown below)	—	337	368	(59)	646
Cost of products sold	—	52	43	(15)	80
Selling, general, and administrative	42	275	169	—	486
Reimbursable debit network fees, postage, and other	—	626	249	—	875
Depreciation and amortization	2	154	109	—	265
Other operating expenses:
Restructuring, net	1	2	—	—	3
Total expenses	45	1,446	938	(74)	2,355
Operating (loss) profit	(45)	196	134	—	285
Interest income	—	—	3	—	3
Interest expense	(464)	(2)	(1)	—	(467)
Interest income (expense) from intercompany notes	79	(70)	(9)	—	—
Other income (expense)	2	—	(1)	—	1
Equity earnings from consolidated subsidiaries	150	36	—	(186)	—
	(233)	(36)	(8)	(186)	(463)
(Loss) income before income taxes and equity earnings in affiliates	(278)	160	126	(186)	(178)
Income tax (benefit) expense	(77)	65	49	—	37
Equity earnings in affiliates	—	46	4	—	50
Net (loss) income	(201)	141	81	(186)	(165)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	15	21	36
Net (loss) income attributable to First Data Corporation	$(201)	$141	$66	$(207)	$(201)
Comprehensive (loss) income	$(218)	$120	$92	$(175)	$(181)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	16	21	37
Comprehensive (loss) income attributable to First Data Corporation	$(218)	$120	$76	$(196)	$(218)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13	$27	$300	$—	$340
Accounts receivable, net of allowance for doubtful accounts	11	786	918	—	1,715
Settlement assets (a)	—	3,549	4,139	—	7,688
Intercompany notes receivable	3,412	311	—	(3,723)	—
Other current assets	158	145	111	—	414
Total current assets	3,594	4,818	5,468	(3,723)	10,157
Property and equipment, net of accumulated depreciation	35	619	254	—	908
Goodwill	—	9,088	7,773	—	16,861
Customer relationships, net of accumulated amortization	—	1,404	1,067	—	2,471
Other intangibles, net of accumulated amortization	604	647	506	—	1,757
Investment in affiliates	5	934	149	—	1,088
Long-term intercompany receivables	7,118	15,283	5,406	(27,807)	—
Long-term intercompany notes receivable	321	1	9	(331)	—
Long-term deferred tax assets	654	—	—	(654)	—
Other long-term assets	371	325	290	(90)	896
Investment in consolidated subsidiaries	24,364	5,304	—	(29,668)	—
Total assets	$37,066	$38,423	$20,922	$(62,273)	$34,138
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9	$152	$104	$—	$265
Short-term and current portion of long-term borrowings	392	68	36	—	496
Settlement obligations (a)	—	3,549	4,140	—	7,689
Intercompany notes payable	311	3,385	27	(3,723)	—
Other current liabilities	349	544	404	—	1,297
Total current liabilities	1,061	7,698	4,711	(3,723)	9,747
Long-term borrowings	20,523	117	1	—	20,641
Long-term deferred tax liabilities	—	1,029	155	(654)	530
Long-term intercompany payables	15,649	8,508	3,650	(27,807)	—
Long-term intercompany notes payable	9	259	63	(331)	—
Other long-term liabilities	547	223	110	(90)	790
Total liabilities	37,789	17,834	8,690	(32,605)	31,708
Redeemable equity interest	—	—	78	(78)	—
Redeemable noncontrolling interest	—	—	—	78	78
First Data Corporation shareholder's (deficit) equity	(723)	20,589	5,994	(26,583)	(723)
Noncontrolling interests	—	—	98	2,977	3,075
Equity of consolidated alliance	—	—	6,062	(6,062)	—
Total equity	(723)	20,589	12,154	(29,668)	2,352
Total liabilities and equity	$37,066	$38,423	$20,922	$(62,273)	$34,138

(a)
The majority of the Guarantor settlement assets relate to the Company’s merchant acquiring business. The Company believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of December 31, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23	$335	$—	$358
Accounts receivable, net of allowance for doubtful accounts	8	729	1,015	—	1,752
Settlement assets (a)	—	3,849	3,706	—	7,555
Intercompany notes receivable	3,375	307	—	(3,682)	—
Other current assets	44	119	126	—	289
Total current assets	3,427	5,027	5,182	(3,682)	9,954
Property and equipment, net of accumulated depreciation	33	619	278	—	930
Goodwill	—	9,085	7,932	—	17,017
Customer relationships, net of accumulated amortization	—	1,469	1,135	—	2,604
Other intangibles, net of accumulated amortization	603	623	519	—	1,745
Investment in affiliates	—	948	153	—	1,101
Long-term intercompany receivables	6,064	14,442	5,135	(25,641)	—
Long-term intercompany notes receivable	320	1	9	(330)	—
Long-term deferred tax assets	671	—	—	(671)	—
Other long-term assets	397	317	301	(97)	918
Investment in consolidated subsidiaries	24,474	5,331	—	(29,805)	—
Total assets	$35,989	$37,862	$20,644	$(60,226)	$34,269
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9	$171	$100	$—	$280
Short-term and current portion of long-term borrowings	20	64	77	—	161
Settlement obligations (a)	—	3,849	3,708	—	7,557
Intercompany notes payable	309	3,346	27	(3,682)	—
Other current liabilities	583	528	422	—	1,533
Total current liabilities	921	7,958	4,334	(3,682)	9,531
Long-term borrowings	20,578	131	2	—	20,711
Long-term deferred tax liabilities	—	1,024	168	(671)	521
Long-term intercompany payables	14,397	7,804	3,440	(25,641)	—
Long-term intercompany notes payable	9	260	61	(330)	—
Other long-term liabilities	536	225	124	(97)	788
Total liabilities	36,441	17,402	8,129	(30,421)	31,551
Redeemable equity interest	—	—	70	(70)	—
Redeemable noncontrolling interest	—	—	—	70	70
First Data Corporation shareholder's (deficit) equity	(452)	20,460	6,241	(26,701)	(452)
Noncontrolling interests	—	—	101	2,999	3,100
Equity of consolidated alliance	—	—	6,103	(6,103)	—
Total equity	(452)	20,460	12,445	(29,805)	2,648
Total liabilities and equity	$35,989	$37,862	$20,644	$(60,226)	$34,269

(a)
The majority of the Guarantor settlement assets relate to the Company’s merchant acquiring business. The Company believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(112)	$185	$74	$(210)	$(63)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	4	170	103	—	277
(Gains) charges related to other operating expenses and other income (expense)	(70)	2	34	—	(34)
Other non-cash and non-operating items, net	(153)	(99)	(7)	210	(49)
(Decrease) increase in cash, excluding the effects of acquisitions and dispositions, resulting from changes in operating assets and liabilities	(258)	(14)	39	—	(233)
Net cash (used in) provided by operating activities	(589)	244	243	—	(102)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	—	2	—	—	2
Additions to property and equipment	(4)	(37)	(26)	—	(67)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(59)	(19)	—	(78)
Acquisitions, net of cash acquired	(8)	—	—	—	(8)
Purchase of investments	(16)	—	—	—	(16)
Distributions and dividends from subsidiaries	36	57	—	(93)	—
Net cash provided by (used in) investing activities	8	(37)	(45)	(93)	(167)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	372	—	(35)	—	337
Principal payments on long-term debt	—	(16)	(4)	—	(20)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(8)	(55)	(63)
Distributions paid to equity holders	—	—	(112)	112	—
Capital transactions, net	(1)	—	(36)	36	(1)
Intercompany	223	(191)	(32)	—	—
Net cash provided by (used in) financing activities	594	(207)	(227)	93	253
Effect of exchange rate changes on cash and cash equivalents	—	4	(6)	—	(2)
Change in cash and cash equivalents	13	4	(35)	—	(18)
Cash and cash equivalents at beginning of period	—	23	335	—	358
Cash and cash equivalents at end of period	$13	$27	$300	$—	$340

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31, 2014 (As Adjusted)
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(201)	$141	$81	$(186)	$(165)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	3	173	116	—	292
(Gains) charges related to other operating expenses and other income (expense)	(1)	2	1	—	2
Other non-cash and non-operating items, net	(109)	(95)	(16)	186	(34)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(322)	143	40	—	(139)
Net cash (used in) provided by operating activities	(630)	364	222	—	(44)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	—	2	—	—	2
Additions to property and equipment	(1)	(17)	(36)	—	(54)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(43)	(19)	—	(62)
Proceeds from sale of property and equipment	—	2	—	—	2
Distributions and dividends from subsidiaries	28	44	—	(72)	—
Net cash provided by (used in) investing activities	27	(12)	(55)	(72)	(112)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	326	—	1	—	327
Debt modification payments and related financing costs, net	(91)	—	—	—	(91)
Principal payments on long-term debt	—	(17)	(2)	—	(19)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(10)	(42)	(52)
Distributions paid to equity holders	—	—	(87)	87	—
Capital transactions, net	(19)	—	(27)	27	(19)
Intercompany	358	(343)	(15)	—	—
Net cash provided by (used in) financing activities	574	(360)	(140)	72	146
Effect of exchange rate changes on cash and cash equivalents	—	(4)	(2)	—	(6)
Change in cash and cash equivalents	(29)	(12)	25	—	(16)
Cash and cash equivalents at beginning of period	36	33	356	—	425
Cash and cash equivalents at end of period	$7	$21	$381	$—	$409

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview

First Data Corporation (we or our) operate electronic commerce businesses providing services that include merchant transaction processing and acquiring; credit, retail, and debit card issuing and processing; prepaid services; and check verification, settlement and guarantee services.
For the three months ended March 31, 2015, revenues increased 2% to $2.7 billion and operating profits decreased 9% to $260 million. Growth in revenue was driven by the Merchant Solutions and Financial Services segments. International was negatively impacted by a stronger U.S. dollar, which impacted revenue and operating profit by 2% and 5%, respectively.
Net loss attributable to First Data for the three months ended March 31, 2015 improved 44% to $112 million. The seasonal nature of this business is such that the first quarter has the lowest revenue of any quarter. Furthermore, our costs have increased as we continue to invest in the business, strengthening the talent and the product capabilities of the firm to better serve our clients.
In 2015, we are launching new products to help our clients grow their businesses. For example, in April 2015, we launched Clover Mobile and Clover Mini.

•	Clover Mobile - allows our clients to accept payments wherever their business takes them. It gives our clients and their customers more choices, more time, and more freedom.

•
Clover Mini - the most advanced payment terminal on the market, a sleek, powerful device that features a large touch screen, an intuitive interface, and the choice of Wi-Fi or 3G/4G connectivity that makes transactions easy.

We also recently announced a global alliance with Capgemini to develop next generation payment technology software using our Vision platform. We are also collaborating with Samsung on their new Samsung Pay, the latest in mobile payment services. Samsung Pay allows consumers to transition to secure mobile payments at nearly all merchant locations.
Results of Operations
Consolidated results should be read in conjunction with Note 5 "Segment Information" to our Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, which provides more detailed discussions concerning certain components of the Unaudited Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated within the consolidated results.
Operating revenues overview

	Three months ended March 31,
(in millions)	2015	2014	%
Transaction and processing service fees	$1,605	$1,561	3%
Product sales and other	217	204	6%
Reimbursable debit network fees, postage, and other	873	875	—%
Total revenues	$2,695	$2,640	2%

Transaction and processing service fees revenue increased during the three months ended March 31, 2015 compared to the same period in 2014 due primarily to increased card services and merchant related services revenue resulting from net new business and organic growth, both domestically and internationally. Revenue increased due to growth in transactions and volume, offset by lower rates, changes in mix and attrition. As expected, we continue to experience decreases in check processing revenue primarily as a result of lower overall check volumes due to a shift toward electronic payments. Transaction growth was also negatively impacted by Walmart's shift to a dual processor strategy which started in the first quarter of 2014. Foreign currency exchange movements negatively impacted the transaction and processing service fees revenue growth rates by approximately 3 percentage points for the three months ended March 31, 2015 compared to the same period in 2014.

Product sales and other revenue increased for the three months ended March 31, 2015 compared to the same periods in 2014 due to higher equipment sales and professional services. The foreign currency exchange rate movements negatively impacted the product sales and other growth rate by approximately 6 percentage points for the three months ended March 31, 2015 compared to the same period in 2014.

Operating expenses overview

	Three months ended March 31,
(in millions)	2015	2014	%
Cost of services (exclusive of items shown below)	$734	$646	14%
Cost of products sold	77	80	(4)%
Selling, general, and administrative	499	486	3%
Reimbursable debit network fees, postage, and other	873	875	—%
Depreciation and amortization	251	265	(5)%
Other operating expenses, net (a)	1	3	(67)%
Total expenses	$2,435	$2,355	3%

(a)	Other operating expenses, net includes restructuring, net.

Cost of service expense increased for the three months ended March 31, 2015 compared to the same periods in 2014 due to an increase in employee and contractor related expenses, and product development initiatives. Furthermore, the first quarter of 2015 was negatively impacted by two customer related matters totaling $25 million. Additionally, in the first quarter of 2014, cost of services benefited by a combined $17 million from a tax recovery in Australia and a gain on the revaluation of settlement funds associated with the devaluation of the Argentina Peso.

Cost of products sold expense decreased for the three months ended March 31, 2015 compared to the same periods in 2014 due to lower expenses in our international segment in part driven by the strength of the U.S. dollar.

Selling, general, and administrative

	Three months ended March 31,
(in millions)	2015	2014	%
Salaries, wages, bonus, and other	$196	$197	(1)%
Outside professional services	180	176	2%
Commissions	39	34	15%
Other	84	79	6%
Selling, general, and administrative expense	$499	$486	3%

Selling, general and administrative expense increased for the three months ended March 31, 2015 compared to the same periods in 2014 principally due to increased commissions, higher use of consulting services, marketing activity and an increase in employee related expenses offset by lower stock compensation expense related to the departure of executive officers in the first quarter of 2014.

Depreciation and amortization expense decreased during the three months ended March 31, 2015 compared to the same periods in 2014 due to a decrease in the amortization of acquisition related intangible assets.

Other operating expenses, net includes restructuring. Refer to Note 3 “Restructuring” to our Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for details regarding restructuring charges and our recently announced restructuring program, whose annualized savings are expected to be $200 million by mid-2016.

Interest income (expense)

	Three months ended March 31,
(in millions)	2015	2014	%
Interest income	$1	$3	(67)%
Interest expense	(407)	(467)	(13)%

Interest expense decreased for the three months ending March 31, 2015 compared to the same periods in 2014 due to lower outstanding debt balances as a result of debt extinguishments, lower interest rates as a result of debt exchanges and refinancing, and lower financing fees amortization. Refer to Note 4 “Borrowings" to our Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Other income

	Three months ended March 31,
(in millions)	2015	2014
Derivative financial instruments (losses) and gains	$(2)	$3
Divestitures, net gains	1	—
Non-operating foreign currency gains and (losses)	36	(2)
Other income	$35	$1

Non-operating foreign currency gains and (losses) for the three months ended March 31, 2015 and 2014 primarily relate to currency translations on our euro-denominated debt and our intercompany loans. The gain during 2015 was driven by the U.S. dollar strengthening 11% against the euro.

Income taxes

	Three months ended March 31,
(in millions)	2015	2014
Income tax expense	$3	$37
Effective income tax rate	(5)%	(29)%

Income taxes The effective tax rate for the three months ended March 31, 2015 was lower than the statutory rate primarily because it is not more likely than not, due to the valuation allowances recorded in the U.S. and certain foreign jurisdictions, that the computed year-to-date tax benefit would be realized at the end of the year.

The effective tax rate for the three months ended March 31, 2014 was lower than the statutory rate primarily as a result of recognizing tax expense in jurisdictions with pretax income while being precluded from recognizing deferred tax benefits on pretax losses in the U.S. and certain foreign jurisdictions that are subject to valuation allowances. The negative impact from the valuation allowance was partially offset by state tax benefits and by us not having to record tax expense attributable to the noncontrolling interest portion of pre-tax income from pass through entities.

Our liability for unrecognized tax benefits was approximately $240 million as of March 31, 2015. We anticipate it is reasonably possible that the liability for unrecognized tax benefits may decrease by approximately $123 million within the next twelve months as the result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

Equity earnings in affiliates

	Three months ended March 31,
(in millions)	2015	2014	%
Equity earnings in affiliates	$51	$50	2%

Equity earnings in affiliates increased for the three months ended March 31, 2015 compared to the same periods in 2014 mostly due to higher volumes, pricing initiatives and increased terminal revenues.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Three months ended March 31,
(in millions)	2015	2014	%
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	$49	$36	36%

Net income attributable to noncontrolling interests and redeemable noncontrolling interest mostly relates to our consolidated merchant alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interest increased for the three months ended March 31, 2015 compared to the same periods in 2014 due to organic growth and new revenue partially offset by attrition. Refer to Note 6 “Redeemable Noncontrolling Interests" to our Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.
Segment results

During the fourth quarter of 2014 we announced the expansion of our Management Committee. We continue to evaluate the changes to our reporting that may be made as a result of the expansion, to best assist the chief operating decision maker (our Chief Executive Officer) in monitoring and managing the businesses. Should the reporting change, we will retroactively revise our segment disclosures.
Merchant Solutions segment results

	Three months ended March 31,		Change
(in millions)	2015	2014	%
Revenues:
Transaction and processing service fees	$782	$761	3%
Product sales and other	106	95	12%
Segment revenue	$888	$856	4%
Segment EBITDA (a)	$368	$370	(1)%
Segment margin	41%	43%	(200)bps
Key indicators:
Domestic merchant transactions (b)	9,961	9,797	2%

(a)	Earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA).

(b)
Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, American Express and Discover, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the point of sale (POS). Domestic merchant transactions reflect 100% of alliance transactions.

Transaction and processing service fees revenue

	Three months ended March 31,		Change
(in millions)	2015	2014	%
Acquiring revenue	$597	$564	6%
Check processing revenue	55	62	(11)%
Prepaid revenue	71	78	(9)%
Processing fees and other revenue from alliance partners	59	57	4%
Total transaction and processing service fees revenue	$782	$761	3%

Acquiring revenue increased during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to growth in merchant transactions and dollar volumes, new sales, pricing increases primarily due to regional merchants, increases from new initiatives for merchant security products, and a timing benefit resulting from certain fee increases which will only impact the first quarter of 2015. The increases were partially offset by decreases resulting from the effect of shifts in pricing mix, merchant attrition, and price compression.

Transaction growth during the three months ended March 31, 2015 compared to the same period in 2014 was primarily driven by all distribution systems and was partially offset by Walmart's shift to a dual processor strategy in the first quarter of 2014.

Check processing revenue, consistent with prior periods, decreased in the three months ended March 31, 2015 versus the comparable period in 2014 due to lower overall check volumes and lower service fee revenue from continued check writer and merchant attrition.

Prepaid revenue decreased in the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the disposition of a noncore transportation payments joint venture, Electronic Funds Source, LLC (EFS), in the second quarter of 2014, partially offset by higher transaction volumes within the open loop payroll distribution program related to existing customers, new business and the roll out of Gyft. The disposition had an approximate $13 million negative impact on segment revenue during the three months ended March 31, 2015.

Processing fees and other revenue from alliance partners increased during the three months ended March 31, 2015 versus the comparable period in 2014 resulted from increased volumes within our merchant alliances.

Product sales and other revenue increased during the three months ended March 31, 2015 versus the comparable period in 2014 due to growth in equipment sales and portfolio growth in the leasing business.

Merchant Solutions Segment EBITDA decreased slightly during the three months ended March 31, 2015 compared to the same period in 2014 driven by higher expenses, primarily product investment costs to support our new merchant suite line of products such as Clover, Insightics, Perka, Gyft, as well as sales and marketing costs to deliver solutions to our clients, and the sale of EFS, partially offset by the revenue items discussed above. The disposition of EFS had a negative impact of approximately $6 million on segment EBITDA during the three months ended March 31, 2015.
Financial Services segment results

	Three months ended March 31,		Change
(in millions)	2015	2014	%
Revenues:
Transaction and processing service fees	$358	$338	6%
Product sales and other	14	11	27%
Segment revenue	$372	$349	7%
Segment EBITDA	$180	$173	4%
Segment margin	48%	50%	(200)bps
Key indicators:
Domestic debit issuer transactions (a)	2,935	2,733	7%
Domestic active card accounts on file (average for the period) (b)	170	160	6%

(a)	Domestic debit issuer transactions include signature and PIN-debit transactions, STAR and non-STAR branded.

(b)	Domestic active card accounts on file reflect the average number of bankcard and retail accounts that had a balance or any monetary posting or authorization activity during the periods presented.

Transaction and processing service fees revenue

	Three months ended March 31,		Change
(in millions)	2015	2014	%
Credit card, retail card, and debit processing	$242	$225	8%
Output services	71	66	8%
Other revenue	45	47	(4)%
Total transaction and processing service fees revenue	$358	$338	6%

Credit card, retail card, and debit processing revenue increased for the three months ended March 31, 2015 versus the comparable period in 2014. Growth in credit card and retail card processing revenue outpaced debit processing revenue growth in the three months ended March 31, 2015 compared to the same period in 2014. Both credit card and retail card processing revenue and debit processing revenue increased due to growth from existing customers and net new business. Debit processing revenue also benefited from new product revenue, and was partially offset by price compression on contract renewals.

Debit issuer transactions in the three months ended March 31, 2015 compared to the same period in 2014 increased due to growth from existing customers, new product revenue, and net new business. Domestic active card accounts on file increased in the three months ended March 31, 2015 compared to the same period in 2014 primarily due to growth from existing customers.

Output services revenue increased for the three months ended March 31, 2015 compared to the same period in 2014 due to growth in the print business, derived primarily from new and existing customers and growth in the plastics business, derived primarily from Europay, MasterCard and Visa personalization charges. The growth in the plastics business was partially offset by volume declines and price compression on contract renewals.

Product sales and other revenue increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to increased programming related revenue.

Financial Services Segment EBITDA increased for the three months ended March 31, 2015 compared to the same period in 2014 due to the impact of the revenue items noted above, partially offset by increased operating expenses, including a new print contract, STAR network functionality, and investments in products and technology to support future revenue growth along with other expenses tied to current revenue growth. The increase in operating expenses of approximately 9 percentage points negatively impacted the segment EBITDA growth rate for the three months ended March 31, 2015 versus the comparable period in 2014.

International segment results

	Three months ended March 31,		Change
(in millions)	2015	2014	%
Revenues:
Transaction and processing service fees	$308	$327	(6)%
Product sales and other	84	87	(3)%
Equity earnings in affiliates	6	7	(14)%
Segment revenue	$398	$421	(5)%
Segment EBITDA	$97	$128	(24)%
Segment margin	24%	30%	(600)bps
Key indicators:
International transactions (a)	2,612	2,385	10%
International card accounts on file (end of period) (b)	80	82	(2)%

(a)
International transactions include Visa, MasterCard and other payment network merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway, and Automated teller machine (ATM) transactions.

(b)	International card accounts on file include bankcard and retail.

Segment revenue in the three months ended March 31, 2015 versus the comparable period in 2014 was impacted by the items discussed below as well as by foreign currency exchange rate movements. Foreign currency exchange rate movements negatively impacted the total segment revenue growth rate during the three months ended March 31, 2015 by 12 percentage points compared to the same period in 2014.

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

Transaction and processing service fees revenue decreased in the three months ended March 31, 2015 compared to the same period in 2014 due to the impact of foreign currency exchange rate movements. Excluding the impact of foreign exchange, transaction and processing service fees revenue increased due to volume growth in the merchant acquiring and card issuing businesses. The majority of increases in the merchant acquiring businesses resulted from overall volume growth, partially offset by lost processing business in Canada. Revenue in the card issuing business increased due to volume growth in Latin America and inflation in Argentina, partially offset by lost business in the United Kingdom, price compression in Germany, and Australia ATM business declines. For the three months ended March 31, 2015, foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rate by approximately 12 percentage points compared to the same period in 2014.

Transaction and processing service fees revenue is driven by accounts on file and transactions. The spread between the change in these two indicators and revenue growth was driven mostly by the impact of foreign currency exchange rate movements and the mix of transaction types. International card accounts on file as of March 31, 2015 as compared to the same period in 2014 decreased primarily due to the removal of inactive accounts in Canada, partially offset by new portfolios of existing clients in the United Kingdom.

Product sales and other revenue decreased for the three months ended March 31, 2015 versus the same period in 2014 due to foreign currency exchange rate movements. Foreign currency exchange rate movements negatively impacted the growth rate for product sales and other revenue for the three months ended March 31, 2015 compared to the same period in 2014 by 14 percentage points. Excluding the impact of foreign currency exchange rate movements, product sales and other revenue increased due to higher sales in Argentina and Germany.

International Segment EBITDA decreased during the three months ended March 31, 2015 compared to the same period in 2014 as a result of the impact of the revenue items discussed above as well as the impact of foreign currency exchange rate movements and increased expenses. The impact of foreign currency exchange rate movements of 8 percentage points negatively impacted the segment EBITDA growth rates for the three months ended March 31, 2015 compared to the same period in 2014. During the three months ended March 31, 2014, we received the benefit of a combined $17 million tax recovery in Australia and a gain on the revaluation of settlement funds associated with the devaluation of the Argentinian peso. Excluding the impact of foreign currency exchange rate movements, expenses increased for the three months ended March 31, 2015 due to further investments in Brazil and in our international sales force, and inflation, principally in Argentina.
Capital Resources and Liquidity

Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against our revolving credit facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in our debt structure as well as our cash flow activities and the sources and uses of funds during the three months ended March 31, 2015 and 2014.

Over the past few years, we completed various amendments and modifications to certain of our debt agreements in an effort to extend our debt maturities and lower interest rates. Details regarding our debt structure are provided in Note 6 "Borrowings" to our Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2014.

As of May 13, 2015, our long-term corporate family rating from Moody’s was B3 (positive outlook). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). Our current level of debt may limit our ability to get additional funding beyond our revolving credit facility if needed.

Cash and cash equivalents Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of March 31, 2015 and December 31, 2014, we held $340 million and $358 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by subsidiaries that are not available to fund operations outside of those subsidiaries. As of March 31, 2015 and December 31, 2014, the cash and cash equivalents held by these subsidiaries totaled $149 million and $152 million, respectively. All other domestic cash balances, to the extent available, are used to fund our short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the U.S., totaling $148 million and $171 million, as of March 31, 2015 and December 31, 2014, respectively. Approximately $17 million as of March 31, 2015 is held in Argentina where government imposed restrictions prevent any material repatriations outside of the country. As of March 31, 2015, there was approximately $50 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. We plan to fund any cash needs throughout the remainder of 2015 within the International segment with cash held by the segment, but if necessary, could fund such needs using cash from the U.S., subject to satisfying debt covenant restrictions.
Cash flows from operating activities

	Three months ended March 31,
Source/(use) (in millions)	2015	2014
Net loss	$(63)	$(165)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	277	292
(Gains) charges related to other operating expenses and other income	(34)	2
Other non-cash and non-operating items, net	(49)	(34)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	(8)	55
Other assets, current and long-term	23	46
Accounts payable and other liabilities, current and long-term	(232)	(251)
Income tax accounts	(16)	11
Net cash used in operating activities	$(102)	$(44)

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of our working capital requirements.
Our operating cash flow is significantly impacted by our level of debt. Approximately $561 million and $603 million in cash interest was paid during the three months ended March 31, 2015 and 2014, respectively. The decrease in cash interest payments from 2014 is primarily due to extinguishing debt in the third quarter of 2014.

Cash flows from operating activities decreased for the three months ended March 31, 2015 compared to the same period in 2014. Our operating cash flows were primarily impacted by fluctuations in working capital, partially offset by an increase in operating income.

We anticipate funding operations throughout the remainder of 2015 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against our revolving credit facility.
Cash flows from investing activities

	Three months ended March 31,
Source/(use) (in millions)	2015	2014
Proceeds from dispositions, net of expenses paid	$2	$2
Additions to property and equipment	(67)	(54)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(78)	(62)
Acquisitions, net of cash acquired	(8)	—
Proceeds from sale of property and equipment	—	2
Purchase of investments	(16)	—
Net cash used in investing activities	$(167)	$(112)

Acquisitions and dispositions Acquisitions during the periods presented were funded from cash flows from operating activities or from the reinvestment of cash proceeds from the sale of other assets. We finance acquisitions through a combination of cash flows from operating activities, reinvestment of proceeds from the sale of other assets, borrowings, and equity. We believe that these sources of funds will be adequate to meet our funding requirements as it relates to future acquisitions. Additionally, we continue to manage our portfolio of businesses and evaluate the possible divestiture of businesses that do not match our long-term growth objectives. During the first quarter of 2015, we completed an acquisition to be used as a Clover add-on application.

Capital expenditures (Additions to property and equipment and Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs) Capital expenditures are anticipated to be approximately $600 million to $650 million in 2015 and are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, we will decrease our discretionary capital expenditures or utilize our revolving credit facility.
Cash flows from financing activities

	Three months ended March 31,
Source/(use) (in millions)	2015	2014
Short-term borrowings, net	$337	$327
Debt modification payments and related financing costs, net	—	(91)
Principal payments on long-term debt	(20)	(19)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(63)	(52)
Capital transactions with parent, net	(1)	(19)
Net cash provided by financing activities	$253	$146

Short-term borrowings, net The cash activity related to short-term borrowings in 2015 and 2014 resulted primarily from net borrowings on our senior secured revolving credit facility, partially offset by net paydowns on our international credit lines used principally to prefund settlement activity.

As of March 31, 2015, our senior secured revolving credit facility had commitments from financial institutions to provide $1.0 billion of credit and matures on September 24, 2016. Besides the letters of credit discussed below, we had $381 million and $10 million outstanding against this facility as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, $593 million remained available under this facility. Excluding the letters of credit, the maximum amount outstanding against this facility during the three months ended March 31, 2015 was approximately $411 million, while the average amount outstanding during the three months ended March 31, 2015 was approximately $219 million.

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

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest primarily represent distributions of earnings. The activity in all periods presented was primarily the result of distributions associated with the Banc of America Merchant Services, LLC (BAMS) alliance.

Letters, lines of credit, and other

	Total Available (a)		Total Outstanding
(in millions)	As of March 31, 2015	As of December 31, 2014	As of March 31, 2015	As of December 31, 2014
Letters of credit (b)	$500	$500	$42	$43
Lines of credit and other (c)	304	349	30	68

(a)	Total available without giving effect to amounts outstanding.

(b)
Up to $500 million of our senior secured revolving credit facility is available for letters of credit. Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The maximum amount of letters of credit outstanding was approximately $43 million for the three months ended March 31, 2015. All letters of credit expire on or prior to March 31, 2016 with a one-year renewal option. We expect to renew most of the letters of credit prior to expiration.

(c)
As of March 31, 2015, represents $277 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity. We cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, we had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, we will utilize our existing cash, cash flows from operating activities or our revolving credit facility to meet our liquidity needs.

Guarantees and covenants For a description of guarantees and covenants and covenant compliance, refer to the “Guarantees and covenants” and “Covenant compliance” sections in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. As of March 31, 2015, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $12.2 billion, Consolidated EBITDA of $3.0 billion and a Ratio of 4.03 to 1.00 compared to the maximum ratio allowed by the covenant of 6.00 to 1.00.

The calculation of Consolidated EBITDA under our senior secured term loan facility is as follows:

(in millions)	Last twelve months ended March 31, 2015
Net loss attributable to First Data Corporation	$(369)
Interest expense, net (1)	1,684
Income tax expense	48
Depreciation and amortization (2)	1,148
EBITDA (17)	2,511

Stock based compensation (3)	28
Restructuring, net (4)	48
Non-operating foreign currency (gains) and losses (5)	(97)
Investment (gains) and losses (6)	(100)
Derivative financial instruments (gains) and losses (7)	5
Cost of alliance conversions and other technology initiatives (8)	17
KKR related items (9)	21
Debt issuance costs (10)	1
Litigation and regulatory settlements (11)	22
Projected near-term cost savings and revenue enhancements (12)	56
Net income attributable to noncontrolling interests and redeemable noncontrolling interest (13)	206
Equity entities taxes, depreciation and amortization (14)	11
Loss on debt extinguishment (15)	260
Other (16)	30
Consolidated EBITDA (17)	$3,019

(1)	Includes interest expense and interest income.

(2)
Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within "Transaction and processing service fees" of $11 million and amortization related to equity method investments, which is netted within the "Equity earnings in affiliates" line of $15 million.

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

(8)
Represents costs directly associated with the strategy to have First Data Corporation operate Bank of America N.A.’s legacy settlement platform and costs associated with the termination of the Chase Paymentech alliance, both of which are considered business optimization projects, and other technology initiatives.

(9)	Represents Kohlberg Kravis Roberts & Co. (KKR) annual sponsorship fees for management, financial and other advisory services.

(10)	Debt issuance costs represent costs associated with issuing debt and modifying our debt structure.

(11)	Represents settlements of litigation or regulatory matters.

(12)
Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives described in Note 8, operations and technology initiatives, headcount reductions and other addressable spend reductions as of March 31, 2015.

(13)	Net income attributable to noncontrolling interests and redeemable noncontrolling interest in restricted subsidiaries.

(14)	Represents our proportional share of income taxes, depreciation and amortization on equity method investments.

(15)	Loss incurred due to early extinguishment of debt.

(16)	Includes items such as impairments and other as applicable to the period presented.

(17)
EBITDA is defined as net income (loss) attributable to First Data Corporation before net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under U.S. generally accepted accounting principles (GAAP) and does not purport to be an alternative to net income (loss) attributable to First Data Corporation as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of First Data Corporation's results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Consolidated EBITDA (or debt covenant EBITDA) is defined as EBITDA adjusted to exclude certain non-cash items, non-recurring items that First Data Corporation does not expect to continue at the same level in the future and certain items management believes will impact future operating results and adjusted to include near-term cost savings projected to be achieved within twelve months on an annualized basis (see Note 12 above). Consolidated EBITDA is further adjusted to add net income attributable to noncontrolling interests and redeemable noncontrolling interest of certain non-wholly-owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing our senior unsecured debt and/or senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing our senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015 and 2014, we did not engage in any off-balance sheet financing activities other than those discussed in the “Off-Balance Sheet Arrangements” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Contractual Obligations

During the three months ended March 31, 2015, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 31, 2014 in the our Annual Report on Form 10-K, other than as outlined in Note 4 “Borrowings” to our Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Critical Accounting Policies

Our critical accounting policies have not changed from those reported in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Guidance

Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to our Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for new accounting guidance issued during the three months ended March 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

There have been no material changes from our Annual Report on Form 10-K for the year ended December 31, 2014 related to our exposure to market risk from interest rates.

Foreign Currency Risk

As discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014, we are exposed to changes in currency rates as a result of our investments in foreign operations, revenues generated in currencies other than the U.S. dollar and foreign currency denominated loans. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates.

There were no other material changes from what was reported in our 2014 Annual Report on Form 10-K related to our exposure to market risk from foreign currency.

Regulatory

Through our merchant alliances, the Merchant Solutions segment holds an ownership interest in several competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, we actively maintain an antitrust compliance program.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Executive Vice President, Director of Finance (principal financial officer), the effectiveness of disclosure controls and procedures as of March 31, 2015. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, our Chief Executive Officer and our Executive Vice President, Director of Finance (principal financial officer), concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. None of these matters, either individually or in the aggregate, currently are material to us.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 12, 2015, First Data Holdings Inc., our sole shareholder, executed an unanimous written consent re-electing Frank J. Bisignano, Joe W. Forehand, Henry R. Kravis, Heidi G. Miller, James E. Nevels, Scott C. Nuttall, Tagar C. Olson, and Joseph Plumeri as our directors, to serve until they resign or are removed from office.

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

FIRST DATA CORPORATION
(Registrant)

Date:	May 13, 2015	By	/s/ MICHAEL K. NEBORAK
Michael K. Neborak
Executive Vice President, Director of Finance
(principal financial officer)

Date:	May 13, 2015	By	/s/ MATTHEW CAGWIN
Matthew Cagwin
Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)