Form 10-Q
period 2015-06-30
FIRST DATA CORP
filed 2015-08-04
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $0.01 par value per share	1,000 shares

* The registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act since January 1, 2015; however, registrant filed all reports since that date that would have been required to be filed if it were subject to Section 13 or 15(d) of the Exchange Act.

Unless otherwise indicated or the context otherwise requires, financial data in this Form 10-Q reflects the consolidated business and operations of First Data Corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references herein to “First Data,” “FDC,” the “Company,” “we,” “our,” or “us” refer to First Data Corporation and its consolidated subsidiaries.
Amounts in this Form 10-Q and the consolidated financial statements included in this Form 10-Q are presented in U.S. Dollars rounded to the nearest million, unless otherwise noted. The audited consolidated financial statements contained in the Form 10-K as filed on February 27, 2015 that are referenced throughout this Form 10-Q have been updated to reflect the Company's segment realignment in the second quarter of 2015 and are included in the Form 8-K as filed on August 4, 2015. References herein to the audited consolidated financial statements contained in such Form 10-K shall be deemed to be references to such audited financial statements as updated by such Form 8-K. The accounting policies set out in the audited consolidated financial statements have been consistently applied to all periods presented.

FORWARD LOOKING STATEMENTS

Certain matters we discuss in this Quarterly Report on Form 10-Q and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA), earnings, margins, growth rates and other financial results for future periods. By their nature, forward-looking statements speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results could differ materially and adversely from our forward-looking statements due to a variety of factors, including the following: (1) adverse impacts from global economic, political, and other conditions affecting trends in consumer, business, and government spending; (2) our ability to anticipate and respond to changing industry trends, including technological changes and increasing competition; (3) our ability to successfully renew existing client contracts on favorable terms and obtain new clients; (4) our ability to prevent a material breach of security of any of our systems; (5) our ability to implement and improve processing systems to provide new products, improve functionality, and increase efficiencies; (6) our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (7) credit and fraud risks in our business units and merchant alliances, particularly in the context of eCommerce and mobile markets; (8) consolidation among financial institution clients or other client groups that impacts our client relationships; (9) our ability to improve our profitability and maintain flexibility in our capital resources through the implementation of cost savings initiatives; (10) our ability to successfully value and integrate acquired businesses, including those outside of the United States; (11) our high degree of leverage; (12) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (13) changes in the interest rate environment that increase interest on our borrowings; (14) the impact of new laws, regulations, credit card association rules, or other industry standards; and (15) new lawsuits, investigations, or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, and various other factors set forth in Item 1A - Risk Factors in this Form 10-Q. Except as required by law, we do not intend to revise or update any forward-looking statement as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share and share amounts)	2015	2014	2015	2014
Revenues:
Transaction and processing service fees (a)	$1,667	$1,672	$3,233	$3,212
Product sales and other (a)	279	235	535	460
Total revenues (excluding reimbursable items)	1,946	1,907	3,768	3,672
Reimbursable debit network fees, postage, and other	926	930	1,799	1,805
Total revenues	2,872	2,837	5,567	5,477
Expenses:
Cost of services (exclusive of items shown below)	655	665	1,369	1,300
Cost of products sold	85	81	161	160
Selling, general, and administrative	526	512	1,046	1,010
Depreciation and amortization	252	263	503	528
Other operating expenses:
Restructuring, net	19	4	20	7
Total expenses (excluding reimbursable items)	1,537	1,525	3,099	3,005
Reimbursable debit network fees, postage, and other	926	930	1,799	1,805
Total expenses	2,463	2,455	4,898	4,810
Operating profit	409	382	669	667
Interest income	1	4	2	7
Interest expense	(406)	(463)	(813)	(930)
Other income (expense)	(24)	82	11	83
	(429)	(377)	(800)	(840)
Income (loss) before income taxes and equity earnings in affiliates	(20)	5	(131)	(173)
Income tax expense	10	40	13	77
Equity earnings in affiliates	63	58	114	108
Net income (loss)	33	23	(30)	(142)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	59	57	108	93
Net loss attributable to First Data Corporation	$(26)	$(34)	$(138)	$(235)

Net loss per share, basic and diluted	$(26,000)	$(34,000)	$(138,000)	$(235,000)
Weighted-average shares used to compute basic and diluted net loss per share	1,000	1,000	1,000	1,000

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $48 million and $98 million for the three and six months ended June 30, 2015, respectively, and $46 million and $90 million for the comparable periods in 2014.

See Notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Net income (loss)	$33	$23	$(30)	$(142)
Other comprehensive income (loss), net of tax:
Net change in unrealized (gains) losses on securities, net of reclassifications	(1)	(1)	5	—
Foreign currency translation adjustment	37	2	(136)	(16)
Pension liability adjustments	2	—	2	1
Total other comprehensive income (loss), net of tax	38	1	(129)	(15)
Comprehensive income (loss)	71	24	(159)	(157)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	62	56	100	93
Comprehensive income (loss) attributable to First Data Corporation	$9	$(32)	$(259)	$(250)

See Notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions, except common stock share amounts)	As of June 30, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$348	$358
Accounts receivable, net of allowance for doubtful accounts of $54 and $51	1,731	1,752
Settlement assets	8,031	7,555
Other current assets	410	289
Total current assets	10,520	9,954
Property and equipment, net of accumulated depreciation of $1,316 and $1,233	931	930
Goodwill	16,955	17,017
Customer relationships, net of accumulated amortization of $5,085 and $4,871	2,383	2,604
Other intangibles, net of accumulated amortization of $2,044 and $1,965	1,772	1,745
Investment in affiliates	1,098	1,101
Other long-term assets	907	918
Total assets	$34,566	$34,269
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$283	$280
Short-term and current portion of long-term borrowings	307	161
Settlement obligations	8,031	7,557
Other current liabilities	1,499	1,533
Total current liabilities	10,120	9,531
Long-term borrowings	20,672	20,711
Long-term deferred tax liabilities	536	521
Other long-term liabilities	832	788
Total liabilities	32,160	31,551
Commitments and contingencies (See note 8)
Redeemable noncontrolling interest	78	70
First Data Corporation shareholder's deficit:
Common stock, $0.01 par value; 1,000 shares authorized and issued (2015 and 2014)	—	—
Additional paid-in capital	9,912	9,906
Accumulated loss	(9,571)	(9,429)
Accumulated other comprehensive loss	(1,050)	(929)
Total First Data Corporation shareholder's deficit	(709)	(452)
Noncontrolling interests	3,037	3,100
Total equity	2,328	2,648
Total liabilities and equity	$34,566	$34,269
 See Notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30)	$(142)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	557	582
Charges (gains) related to other operating expenses and other income	9	(76)
Other non-cash and non-operating items, net	(37)	(38)
(Decrease) increase in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	(30)	42
Other assets, current and long-term	(5)	29
Accounts payable and other liabilities, current and long-term	37	(24)
Income tax accounts	(48)	10
Net cash provided by operating activities	453	383
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	3	259
Additions to property and equipment	(134)	(133)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(150)	(111)
Acquisitions, net of cash acquired	(89)	—
Proceeds from sale of property and equipment	—	2
Purchase of investments	(17)	—
Net cash (used in) provided by investing activities	(387)	17
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	157	12
Debt modification payments and related financing costs, net	—	(91)
Principal payments on long-term debt	(52)	(38)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(163)	(136)
Capital transactions with parent, net	(12)	(19)
Net cash used in financing activities	(70)	(272)
Effect of exchange rate changes on cash and cash equivalents	(6)	(5)
Change in cash and cash equivalents	(10)	123
Cash and cash equivalents at beginning of period	358	425
Cash and cash equivalents at end of period	$348	$548
NON-CASH TRANSACTIONS:
Capital leases, net of trade-ins	$29	$91

See Notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Shareholder
(in millions, except common share amounts)	Common Shares	Accumulated Loss	Accumulated Other Comprehensive Loss	Paid-In Capital	Noncontrolling Interests	Total
Balance, December 31, 2014	1,000	$(9,429)	$(929)	$9,906	$3,100	$2,648
Dividends and distributions paid to noncontrolling interests	—	—	—	—	(145)	(145)
Net (loss) income (a)	—	(138)	—	—	90	(48)
Other comprehensive loss	—	—	(121)	—	(8)	(129)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	(8)	—	(8)
Stock compensation expense and other	—	—	—	14	—	14
Cash dividends paid by First Data Corporation to Parent	—	(4)	—	—	—	(4)
Balance, June 30, 2015	1,000	$(9,571)	$(1,050)	$9,912	$3,037	$2,328

	First Data Corporation Shareholder
(in millions, except common share amounts)	Common Shares	Accumulated Loss	Accumulated Other Comprehensive Loss	Paid-In Capital	Noncontrolling Interests	Total
Balance, December 31, 2013	1,000	$(8,285)	$(589)	$7,384	$3,183	$1,693
Dividends and distributions paid to noncontrolling interests	—	—	—	—	(118)	(118)
Net (loss) income (a)	—	(235)	—	—	76	(159)
Other comprehensive loss	—	—	(15)	—	—	(15)
Adjustment to noncontrolling interest and redemption value of redeemable noncontrolling interest	—	—	—	(3)	—	(3)
Stock compensation expense and other	—	—	—	30	—	30
Cash dividends paid by First Data Corporation to Parent	—	(15)	—	—	—	(15)
Balance, June 30, 2014	1,000	$(8,535)	$(604)	$7,411	$3,141	$1,413

(a)
The total net loss presented in the unaudited consolidated statements of equity for the six months ended June 30, 2015 and 2014 is $18 million and $17 million, respectively, greater than the amount presented in the unaudited consolidated statements of operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the Company's revised audited consolidated financial statements as filed on Form 8-K on August 4, 2015, which reflects the Company's realigned operating segments.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2015 and the consolidated results of its operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 and the consolidated cash flows and changes in equity for the six months ended June 30, 2015 and 2014. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Amortization of initial payments for new contracts	$13	$11	$24	$22
Amortization related to equity method investments	15	16	30	32

Reclassification

Certain reclassifications have been made to the unaudited consolidated financial statements of prior periods to conform to the current period presentation. The reclassifications had no impact on net loss, equity, or cash flows as previously reported.

Revenue Recognition

The majority of the Company’s revenues are comprised of: 1) transaction-based fees, which typically constitute a percentage of dollar volume processed; 2) fees per transaction processed; 3) fees per account on file, both active and inactive, during the period; or 4) some combination thereof.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In multiple-element transactions, revenue is allocated to the separate units of accounting provided each element has stand-alone value to the customer. Stand-alone value is based on the relative selling price of any undelivered items for which delivery is probable and substantially within the Company’s control.

In the case of contracts that the Company owns and manages, revenue is comprised of fees charged to the client, net of interchange fees and assessments charged by the credit card associations, and is recognized at the time the client accepts a point of sale transaction. The fees charged to the client are a percentage of the credit card and signature based debit card transaction’s dollar value, a fixed amount or a combination of the two. Personal identification number based debit (PIN-debit) network fees are recognized in “Reimbursable debit network fees, postage, and other” revenues and expenses in the unaudited consolidated statements of operations. STAR Network access fees charged to clients are assessed on a per transaction basis. Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Interchange fees and assessments	$5,526	$5,152	$10,491	$9,873
Debit network fees	760	773	1,470	1,492

The Company records deferred revenue when it receives payments or invoices in advance of the delivery of products or the performance of services. The deferred revenue is recognized into earnings when underlying performance obligations are achieved. As of June 30, 2015 and December 31, 2014, current deferred revenue included within "Other current liabilities" in the Company's unaudited consolidated balance sheets was $101 million and $84 million, respectively. As of June 30, 2015 and December 31, 2014, noncurrent deferred revenue included within "Other long-term liabilities" in the Company's unaudited consolidated balance sheets was $129 million and $118 million, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to First Data Corporation by the weighted-average shares outstanding during the period, without consideration for any potential dilutive shares. Dilutive loss per share is the same as basic loss per share for all periods presented because there are no dilutive or potentially dilutive securities.

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in an exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance is effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. The FASB also permitted early adoption of the standard, but not before December 15, 2016. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

In April 2015, the FASB issued guidance that requires companies to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Debt issuance costs will continue to be amortized to interest expense using the effective interest method. The guidance is effective for public companies for annual periods beginning after December 15, 2015 as well as interim periods within those annual periods using the retrospective approach. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2: Supplemental Financial Information
Supplemental Unaudited Consolidated Statements of Operations Information

The following table details the components of “Other income (expense)” on the unaudited consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Investment gains	$—	$89	$—	$89
Derivative financial instruments losses	(14)	(7)	(16)	(4)
Divestitures, net gains	2	1	3	1
Non-operating foreign currency gains and (losses)	(12)	(1)	24	(3)
Other income (expense)	$(24)	$82	$11	$83
Note 3: Restructuring

The Company recorded restructuring charges during the three and six months ended June 30, 2015 and 2014, in connection with management’s alignment of the business with strategic objectives, cost savings initiatives, the departure of certain executive officers, and refinements of estimates.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

	Pretax Benefit (Charge)
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Three months ended June 30, 2015
Restructuring charges	$(5)	$(4)	$—	$(10)	$(19)
Restructuring accrual reversals	—	—	—	—	—
Total pretax charge, net of reversals	$(5)	$(4)	$—	$(10)	$(19)
Six months ended June 30, 2015
Restructuring charges	$(5)	$(4)	$—	$(11)	$(20)
Restructuring accrual reversals	—	—	—	—	—
Total pretax charge, net of reversals	$(5)	$(4)	$—	$(11)	$(20)
Three months ended June 30, 2014
Restructuring charges	$(1)	$—	$—	$(6)	$(7)
Restructuring accrual reversals	1	1	—	1	3
Total pretax charge, net of reversals	$—	$1	$—	$(5)	$(4)
Six months ended June 30, 2014
Restructuring charges	$(1)	$—	$(1)	$(8)	$(10)
Restructuring accrual reversals	1	1	—	1	3
Total pretax charge, net of reversals	$—	$1	$(1)	$(7)	$(7)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s utilization of restructuring accruals for the period presented:

(in millions)	Employee Severance	Other
Remaining accrual as of January 1, 2015	$12	$1
Expense provision	16	4
Cash payments and other	(6)	(4)
Changes in estimates	(1)	—
Remaining accrual as of June 30, 2015	$21	$1

On May 4, 2015, the Company announced a strategic expense management initiative to optimize its annualized expense base by mid-2016. Anticipated restructuring costs will be approximately $75 million, mainly cash, and will be recognized beginning in the second quarter of 2015. The net charge is expected to include costs for severance, retention and transition, asset impairments, professional services fees, and gains/losses on the sale of facilities. The vast majority of the net charge will be related to personnel (severance, retention and transition).

Note 4: Acquisitions

On June 9, 2015, the Company acquired Transaction Wireless, Inc. (TWI) a provider of digital stored value products that offer gift card programs, loyalty incentives, and integrated marketing solutions for retailers, partners, and consumers. The purchase price was approximately $62 million in cash and $3 million in equity. The acquisition is reported as part of the Network & Security Solutions segment.

In addition to TWI, the Company also completed an acquisition to be used as a Clover add-on application as well as an acquisition of a wholesale independent sales organization, both of which are reported in the Company's Global Business Solutions segment.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5: Borrowings

(in millions)	As of June 30, 2015	As of December 31, 2014
Short-term borrowings:
Foreign lines of credit and other arrangements	$27	$68
Senior secured revolving credit facility	204	10
Total short-term borrowings	231	78
Current portion of long-term borrowings:
4.95% Unsecured notes due 2015	—	10
Capital lease obligations	76	73
Total current portion of long-term borrowings	76	83
Total Short-term and current portion of long-term borrowings	307	161
Long-term borrowings:
Senior secured term loan facility due March 2017, net of unamortized discount of $8 and $10	1,451	1,451
Senior secured term loan facility due March 2018, net of unamortized discount of $38 and $45	4,909	4,932
Senior secured term loan facility due September 2018, net of unamortized discount of $24 and $27	984	981
Senior secured term loan facility due March 2021, net of unamortized discount of $10 and $11	1,166	1,180
7.375% Senior secured first lien notes due 2019, net of unamortized discount of $17 and $19	1,578	1,576
8.875% Senior secured first lien notes due 2020, net of unamortized discount of $9 and $10	501	500
6.75% Senior secured first lien notes due 2020, net of unamortized discount of $12 and $14	1,385	1,383
8.25% Senior secured second lien notes due 2021, net of unamortized discount of $10 and $11	1,990	1,989
8.75% Senior secured second lien notes due 2022, net of unamortized discount of $5 and $6	995	994
12.625% Senior unsecured notes due 2021, net of unamortized discount of $15 and $16	2,985	2,984
10.625% Senior unsecured notes due 2021, net of unamortized discount of $14 and $16	516	514
11.25% Senior unsecured notes due 2021, net of unamortized discount of $14 and $15	496	495
11.75% Senior unsecured subordinated notes due 2021, net of unamortized discount of $10 and $11	1,599	1,598
Capital lease obligations	117	134
Total long-term borrowings	20,672	20,711
Total borrowings	$20,979	$20,872

Foreign Lines of Credit and Other Arrangements

As of June 30, 2015 and December 31, 2014, the Company had approximately $302 million and $349 million, respectively, available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. As of June 30, 2015, the Company had a $150 million committed line of credit for one of the Company's U.S. alliances. The remainder of these arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the euro. Of the amounts outstanding as of June 30, 2015 and December 31, 2014, $25 million and $67 million, respectively, were uncommitted.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Secured Revolving Credit Facility

On June 2, 2015, the Company terminated and replaced its previous $1.0 billion senior secured revolving credit facility maturing September 24, 2016 with a new $1.25 billion senior secured revolving credit facility maturing on June 2, 2020 subject to timely reduction of the Company's term loans. The Company had $204 million and $10 million outstanding against these facilities as of June 30, 2015 and December 31, 2014, respectively. Up to $250 million of the new senior secured revolving credit facility is available for letters of credit, of which $41 million and $43 million of letters of credit were issued under these facilities as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, $1.0 billion remained available.

Fair Value Measurement

As of June 30, 2015, the fair value of the Company's long-term borrowings was $21.9 billion. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.
Note 6: Segment Information

During the quarter, the Company realigned its operating segments into three reportable segments: Global Business Solutions, Global Financial Solutions, and Network & Security Solutions. Following the realignment, the Company retroactively adjusted all segment related disclosures included within the notes to the unaudited consolidated financial statements. For a detailed discussion of the Company’s principles and detailed discussions regarding its operating segments refer to Note 13 “Segment Information” in the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The presentation of the unaudited consolidated statements of operations for the three and six months ended June 30, 2014 have been revised to classify $24 million and $35 million, respectively, of independent sales organization commissions expenses as Selling, general, and administrative expense. Previously, these costs were included in "Cost of services" and "Cost of products sold" in the Company's unaudited consolidated statements of operations. The impact of these revisions was not considered to be material to previously issued consolidated financial statements and had no effect on net loss, equity, or cash flows in any previously issued consolidated financial statements.

The following tables present the Company’s operating segment results for the periods presented:

	Three months ended June 30, 2015
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Transaction and processing service fees	$843	$314	$321	$—	$1,478
Product sales and other	203	39	35	—	277
Equity earnings in affiliates	10	—	—	—	10
Total segment revenues	$1,056	$353	$356	$—	$1,765
Depreciation and amortization	$122	$98	$22	$4	$246
Segment EBITDA (a)	454	124	156	(32)	702
Other operating expenses and other income (expense) excluding divestitures	12	(4)	—	(53)	(45)

(a)	Earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA).

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30, 2014
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Transaction and processing service fees	$855	$324	$317	$—	$1,496
Product sales and other	177	41	20	—	238
Equity earnings in affiliates	8	—	—	—	8
Total segment revenues	$1,040	$365	$337	$—	$1,742
Depreciation and amortization	$126	$98	$22	$11	$257
Segment EBITDA	451	126	153	(49)	681
Other operating expenses and other income (expense) excluding divestitures	(13)	—	88	2	77

	Six months ended June 30, 2015
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Transaction and processing service fees	$1,612	$633	$626	$—	$2,871
Product sales and other	390	77	66	—	533
Equity earnings in affiliates	16	—	—	—	16
Total segment revenues	$2,018	$710	$692	$—	$3,420
Depreciation and amortization	$241	$195	$43	$12	$491
Segment EBITDA	814	243	286	(78)	1,265
Other operating expenses and other income (expense) excluding divestitures	21	(7)	—	(26)	(12)

	Six months ended June 30, 2014
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Transaction and processing service fees	$1,622	$643	$625	$—	$2,890
Product sales and other	347	77	42	—	466
Equity earnings in affiliates	15	—	—	—	15
Total segment revenues	$1,984	$720	$667	$—	$3,371
Depreciation and amortization	$257	$199	$47	$16	$519
Segment EBITDA	837	246	297	(85)	1,295
Other operating expenses and other income (expense) excluding divestitures	(39)	1	88	25	75

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Total segment revenues	$1,765	$1,742	$3,420	$3,371
Adjustments to reconcile to total revenues:
Adjustments for non-wholly-owned entities (a)	20	15	40	16
Independent sales organizations (ISO) commission expense	161	150	308	285
Reimbursable debit network fees, postage and other	926	930	1,799	1,805
Total revenues	$2,872	$2,837	$5,567	$5,477
Segment EBITDA:
Global Business Solutions	$454	$451	$814	$837
Global Financial Solutions	124	126	243	246
Network & Security Solutions	156	153	286	297
Total reported segments	734	730	1,343	1,380
Corporate	(32)	(49)	(78)	(85)
Adjusted EBITDA	702	681	1,265	1,295
Adjustments to reconcile to Net loss attributable to First Data Corporation:
Adjustments for non-wholly-owned entities (a)	6	8	13	10
Depreciation and amortization	(252)	(263)	(503)	(528)
Interest expense	(406)	(463)	(813)	(930)
Interest income	1	4	2	7
Other items (b)	(45)	58	(50)	52
Income tax expense	(10)	(40)	(13)	(77)
Stock-based compensation	(16)	(5)	(23)	(34)
Costs of alliance conversions	(2)	(6)	(5)	(13)
Kohlberg Kravis Roberts & Co. (KKR) related items	(5)	(8)	(11)	(14)
Debt issuance costs	1	—	—	(3)
Net loss attributable to First Data Corporation	$(26)	$(34)	$(138)	$(235)

(a)	Net adjustment to reflect the Company’s proportionate share of alliance revenue and EBITDA and amortization related to equity method investments not included in segment EBITDA.

(b)
Includes adjustments to exclude the official check and money order businesses due to the Company's wind down of these businesses, restructuring, litigation and regulatory settlements, and “Other income (expense)” as presented in the unaudited consolidated statements of operations, which includes divestitures, impairments, derivative gains and (losses), and non-operating foreign currency gains and (losses).

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the unaudited consolidated statements of cash flows and unaudited consolidated statements of operations is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Segment depreciation and amortization	$246	$257	$491	$519
Adjustments for non-wholly owned entities	21	22	42	41
Amortization of initial payments for new contracts (a)	13	11	24	22
Total consolidated depreciation and amortization per unaudited consolidated statements of cash flows	280	290	557	582
Amortization of equity method investments (b)	(15)	(16)	(30)	(32)
Amortization of initial payments for new contracts (a)	(13)	(11)	(24)	(22)
Total consolidated depreciation and amortization per unaudited consolidated statements of operations	$252	$263	$503	$528

(a)	Included in "Transaction and processing service fees" as contra-revenue in the Company's unaudited consolidated statements of operations.

(b)	Included in "Equity earnings in affiliates" in the Company's unaudited consolidated statements of operations.
Note 7: Redeemable Noncontrolling Interest

One of the Company's noncontrolling interests is redeemable at the option of the holder and is presented outside of equity and carried at its estimated redemption value.

The following table presents a summary of the redeemable noncontrolling interest activity during the periods presented:

(in millions)	2015	2014
Balance as of January 1,	$70	$69
Distributions	(18)	(18)
Share of income	18	17
Adjustment to redemption value of redeemable noncontrolling interest	8	2
Balance as of June 30,	$78	$70
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

Contingent Consideration

Over the past three years, the Company completed acquisitions in which contingent consideration was recorded. The transactions called for cash consideration as well as contingent payments for achievement of certain milestones. As part of the purchase price, the Company recorded a $29 million liability for the contingent consideration, of which $1 million was paid during the six months ended June 30, 2015 and $28 million remained accrued as of June 30, 2015. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date. The primary assumption is the estimated number of merchant locations that will be using the software or technology in the next three years.
Note 9: Stock Compensation Plans

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

Total stock-based compensation expense recognized in “Selling, general, and administrative” expense in the unaudited consolidated statements of operations was as follows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Total stock-based compensation expense (pretax)	$16	$5	$23	$34

During the six months ended June 30, 2015 and 2014, $9 million and $23 million, respectively, of stock-based compensation expense was recognized as a result of the departure of certain executive officers.

Beginning in 2014, substantially all of the Company's employees are granted restricted stock awards on an annual basis and during the six months ended June 30, 2015, 41 million restricted stock awards were granted. The restrictions on a majority of these awards will lapse upon the later of three years or following an initial public offering or upon certain employment termination events. For the remainder of these awards, the restrictions will lapse following an initial public offering or upon certain employment termination events.

As of June 30, 2015, there was $158 million and $345 million of total unrecognized compensation expense related to non-vested stock options and restricted stock, respectively.

For additional information on the Company’s Stock Compensation Plans refer to Note 11 “Stock Compensation Plans” in the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10: Derivative Financial Instruments

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

The Company held the following derivative instruments as of the dates indicated:

		As of June 30, 2015			As of December 31, 2014
(in millions)	Notional Currency	Notional Value	Assets (a) (b)	Liabilities (a) (c)	Notional Value	Assets (a) (b)	Liabilities (a) (c)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts	AUD	260	$54	$—	260	$41	$—
Foreign exchange contracts	EUR	200	45	—	200	27	—
Foreign exchange contracts	GBP	250	15	—	250	18	—
Foreign exchange contracts	CAD	110	16	—	110	9	—
			130	—		95	—
Derivatives not designated as hedging instruments:
Interest rate contracts	USD	5,000	—	(95)	5,750	47	(105)
Foreign exchange contracts	EUR	—	—	—	22	1	—
			—	(95)		48	(105)
			$130	$(95)		$143	$(105)

(a)
Of the balances included in the table above, in aggregate, $130 million of assets and $87 million of liabilities, net $43 million, as of June 30, 2015 and $142 million of assets and $96 million of liabilities, net $46 million, as of December 31, 2014 are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b)	Derivative assets are included in “Other current assets” and “Other long-term assets” in the unaudited consolidated balance sheets.

(c)	Derivative liabilities are included in “Other current liabilities” and “Other long-term liabilities” in the unaudited consolidated balance sheets.

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions excluding those forecasted transactions related to the payment of variable interest on existing financial instruments is through January 2018.

Fair Value Measurement

The carrying amounts for the Company's derivative financial instruments are the estimated fair value of the financial instruments. The Company’s derivatives are not exchange listed and therefore the fair value is estimated under an income approach using Bloomberg analytics models that are based on readily observable market inputs. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observables including interest and foreign currency exchange rates, yield curves, and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity and, accordingly, the Company’s derivatives are classified within Level

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2 of the fair value hierarchy. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized or that will be realized in the near future.

Effect of Derivative Instruments on the Unaudited Consolidated Statements of Operations

Derivative gains and (losses) were as follows for the periods indicated:

	Three months ended June 30,
	2015		2014
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$—	$(35)	$—	$(18)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in Other income (expense) in the unaudited consolidated statements of operations	(13)	(1)	(7)	—

	Six months ended June 30,
	2015		2014
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$—	$32	$—	$(25)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in Other income (expense) in the unaudited consolidated statements of operations	(18)	2	(4)	—

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income for the periods indicated related to derivative instruments classified as cash flow hedges and a net investment hedge held by the Company:

(in millions, after tax)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Accumulated gain (loss) included in other comprehensive income (loss) at beginning of the period	$79	$(17)	$37	$(12)
Less: Reclassifications into earnings from other comprehensive income (loss), net of tax	—	—	—	—
Increase (decrease) in fair value of derivatives that qualify for hedge accounting (a)	(22)	(12)	20	(17)
Accumulated gain included in other comprehensive income (loss) at end of the period	$57	$(29)	$57	$(29)

(a)	Gains and (losses) are included in “Unrealized gains on hedging activities” and in “Foreign currency translation adjustment” in the unaudited consolidated statements of comprehensive income (loss).

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11: Income Taxes

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Income tax expense	$10	$40	$13	$77
Effective income tax rate	23%	63%	(77)%	(118)%

The effective tax rates for the three and six months ended June 30, 2015 were different from the statutory rate primarily as a result of the Company's inability to recognize tax benefits attributable to its domestic losses while at the same time recording tax expense on its foreign earnings. The Company's tax expense in all quarters was also impacted by the Company not recording tax expense on noncontrolling interests from pass through entities.

The Company's liability for unrecognized tax benefits was approximately $242 million as of June 30, 2015. The Company anticipates it is reasonably possible that the liability for unrecognized tax benefits may decrease by $0 to $124 million over the next twelve months beginning June 30, 2015 as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.
Note 12: Investment in Affiliates

Segment results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance programs.

As of June 30, 2015, the Company has an unconsolidated significant subsidiary that is not required to be consolidated, but represents more than 20% of the Company’s pretax loss. This affiliate became significant during the second quarter of 2014 and its summarized financial information is presented below for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Net operating revenues	$229	$205	$440	$397
Operating expenses	95	87	184	169
Operating income	$134	$118	$256	$228
Net income	$134	$118	$256	$229
FDC equity earnings	43	37	81	72

Note 13: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 6 "Borrowings" in the Company's consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s 12.625% senior notes, 11.25% senior notes, 10.625% senior notes, and 11.75% senior subordinated notes are guaranteed by most of the existing and future, direct and indirect, wholly owned, domestic subsidiaries of the Company (Guarantors). The Guarantors guarantee the senior secured revolving credit facility, senior secured term loan facility, the 8.875% senior secured notes, the 7.375% senior secured notes, and the 6.75% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of the Company’s guarantor subsidiaries to the extent of the value of the collateral. The Guarantors guarantee the 8.25% and 8.75% senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of the Company’s guarantor subsidiaries to the extent of the value of the collateral. The 12.625% senior note, 10.625% senior note, and 11.25% senior note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of the Company’s guarantor subsidiaries. The 11.75% senior subordinated note guarantees are unsecured and ranks equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•
the Guarantor is no longer wholly owned by the Company subject to the value of all Guarantors released under this provision does not exceed (x) 10% of the Company’s Covenant EBITDA plus (y) the amount of investments permitted under the agreement in respect of non-guarantors.

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$980	$764	$(77)	$1,667
Product sales and other	—	176	118	(15)	279
Reimbursable debit network fees, postage, and other	—	627	299	—	926
Total revenues	—	1,783	1,181	(92)	2,872
Expenses:
Cost of services (exclusive of items shown below)	—	372	360	(77)	655
Cost of products sold	—	60	40	(15)	85
Selling, general, and administrative	27	290	209	—	526
Reimbursable debit network fees, postage, and other	—	627	299	—	926
Depreciation and amortization	5	151	96	—	252
Other operating expenses:
Restructuring, net	7	2	10	—	19
Total expenses	39	1,502	1,014	(92)	2,463
Operating (loss) profit	(39)	281	167	—	409
Interest income	—	—	1	—	1
Interest expense	(403)	(3)	—	—	(406)
Interest income (expense) from intercompany notes	77	(79)	2	—	—
Other income (expense)	(30)	3	3	—	(24)
Equity earnings from consolidated subsidiaries	135	85	—	(220)	—
	(221)	6	6	(220)	(429)
Income (loss) before income taxes and equity earnings in affiliates	(260)	287	173	(220)	(20)
Income tax (benefit) expense	(234)	197	47	—	10
Equity earnings in affiliates	—	55	8	—	63
Net income (loss)	(26)	145	134	(220)	33
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	18	41	59
Net (loss) income attributable to First Data Corporation	$(26)	$145	$116	$(261)	$(26)
Comprehensive income (loss)	$8	$144	$194	$(275)	$71
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	21	41	62
Comprehensive income (loss) attributable to First Data Corporation	$8	$144	$173	$(316)	$9

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,894	$1,489	$(150)	$3,233
Product sales and other	—	341	223	(29)	535
Reimbursable debit network fees, postage, and other	—	1,228	571	—	1,799
Total revenues	—	3,463	2,283	(179)	5,567
Expenses:
Cost of services (exclusive of items shown below)	—	777	742	(150)	1,369
Cost of products sold	—	113	77	(29)	161
Selling, general, and administrative	59	577	410	—	1,046
Reimbursable debit network fees, postage, and other	—	1,228	571	—	1,799
Depreciation and amortization	9	301	193	—	503
Other operating expenses:
Restructuring, net	6	4	10	—	20
Total expenses	74	3,000	2,003	(179)	4,898
Operating (loss) profit	(74)	463	280	—	669
Interest income	—	—	2	—	2
Interest expense	(805)	(6)	(2)	—	(813)
Interest income (expense) from intercompany notes	158	(156)	(2)	—	—
Other income (expense)	39	3	(31)	—	11
Equity earnings from consolidated subsidiaries	307	123	—	(430)	—
	(301)	(36)	(33)	(430)	(800)
(Loss) income before income taxes and equity earnings in affiliates	(375)	427	247	(430)	(131)
Income tax (benefit) expense	(237)	200	50	—	13
Equity earnings in affiliates	—	103	11	—	114
Net (loss) income	(138)	330	208	(430)	(30)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	34	74	108
Net (loss) income attributable to First Data Corporation	$(138)	$330	$174	$(504)	$(138)
Comprehensive (loss) income	$(259)	$302	$38	$(240)	$(159)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	26	74	100
Comprehensive (loss) income attributable to First Data Corporation	$(259)	$302	$12	$(314)	$(259)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$943	$790	$(61)	$1,672
Product sales and other	—	145	105	(15)	235
Reimbursable debit network fees, postage, and other	—	653	277	—	930
Total revenues	—	1,741	1,172	(76)	2,837
Expenses:
Cost of services (exclusive of items shown below)	—	353	373	(61)	665
Cost of products sold	—	54	42	(15)	81
Selling, general, and administrative	34	279	199	—	512
Reimbursable debit network fees, postage, and other	—	653	277	—	930
Depreciation and amortization	3	151	109	—	263
Other operating expenses:
Restructuring, net	4	1	(1)	—	4
Total expenses	41	1,491	999	(76)	2,455
Operating (loss) profit	(41)	250	173	—	382
Interest income	—	—	4	—	4
Interest expense	(459)	(2)	(2)	—	(463)
Interest income (expense) from intercompany notes	79	(69)	(10)	—	—
Other (expense) income	(3)	88	(3)	—	82
Equity earnings from consolidated subsidiaries	251	95	—	(346)	—
	(132)	112	(11)	(346)	(377)
(Loss) income before income taxes and equity earnings in affiliates	(173)	362	162	(346)	5
Income tax (benefit) expense	(139)	174	5	—	40
Equity earnings in affiliates	—	53	5	—	58
Net (loss) income	(34)	241	162	(346)	23
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	16	41	57
Net (loss) income attributable to First Data Corporation	$(34)	$241	$146	$(387)	$(34)
Comprehensive (loss) income	$(32)	$185	$255	$(384)	$24
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	15	41	56
Comprehensive (loss) income attributable to First Data Corporation	$(32)	$185	$240	$(425)	$(32)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,818	$1,514	$(120)	$3,212
Product sales and other	—	286	204	(30)	460
Reimbursable debit network fees, postage, and other	—	1,279	526	—	1,805
Total revenues	—	3,383	2,244	(150)	5,477
Expenses:
Cost of services (exclusive of items shown below)	—	690	730	(120)	1,300
Cost of products sold	—	106	84	(30)	160
Selling, general, and administrative	76	554	380	—	1,010
Reimbursable debit network fees, postage, and other	—	1,279	526	—	1,805
Depreciation and amortization	5	305	218	—	528
Other operating expenses:
Restructuring, net	5	3	(1)	—	7
Total expenses	86	2,937	1,937	(150)	4,810
Operating (loss) profit	(86)	446	307	—	667
Interest income	—	—	7	—	7
Interest expense	(923)	(4)	(3)	—	(930)
Interest income (expense) from intercompany notes	158	(139)	(19)	—	—
Other (expense) income	(1)	88	(4)	—	83
Equity earnings from consolidated subsidiaries	401	131	—	(532)	—
	(365)	76	(19)	(532)	(840)
(Loss) income before income taxes and equity earnings in affiliates	(451)	522	288	(532)	(173)
Income tax (benefit) expense	(216)	239	54	—	77
Equity earnings in affiliates	—	99	9	—	108
Net (loss) income	(235)	382	243	(532)	(142)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	31	62	93
Net (loss) income attributable to First Data Corporation	$(235)	$382	$212	$(594)	$(235)
Comprehensive (loss) income	$(250)	$305	$347	$(559)	$(157)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	31	62	93
Comprehensive (loss) income attributable to First Data Corporation	$(250)	$305	$316	$(621)	$(250)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10	$33	$305	$—	$348
Accounts receivable, net of allowance for doubtful accounts	15	790	926	—	1,731
Settlement assets (a)	—	3,747	4,284	—	8,031
Intercompany notes receivable	3,447	314	—	(3,761)	—
Other current assets	100	193	117	—	410
Total current assets	3,572	5,077	5,632	(3,761)	10,520
Property and equipment, net of accumulated depreciation	37	631	263	—	931
Goodwill	—	9,140	7,815	—	16,955
Customer relationships, net of accumulated amortization	—	1,366	1,017	—	2,383
Other intangibles, net of accumulated amortization	604	668	500	—	1,772
Investment in affiliates	5	927	166	—	1,098
Long-term intercompany receivables	8,129	14,934	5,740	(28,803)	—
Long-term intercompany notes receivable	326	1	9	(336)	—
Long-term deferred tax assets	631	—	—	(631)	—
Other long-term assets	346	338	307	(84)	907
Investment in consolidated subsidiaries	24,553	5,322	—	(29,875)	—
Total assets	$38,203	$38,404	$21,449	$(63,490)	$34,566
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2	$184	$97	$—	$283
Short-term and current portion of long-term borrowings	204	71	32	—	307
Settlement obligations (a)	—	3,747	4,284	—	8,031
Intercompany notes payable	314	3,419	28	(3,761)	—
Other current liabilities	528	546	425	—	1,499
Total current liabilities	1,048	7,967	4,866	(3,761)	10,120
Long-term borrowings	20,555	116	1	—	20,672
Long-term deferred tax liabilities	—	991	176	(631)	536
Long-term intercompany payables	16,717	8,105	3,981	(28,803)	—
Long-term intercompany notes payable	9	264	63	(336)	—
Other long-term liabilities	583	214	119	(84)	832
Total liabilities	38,912	17,657	9,206	(33,615)	32,160
Redeemable equity interest	—	—	78	(78)	—
Redeemable noncontrolling interest	—	—	—	78	78
First Data Corporation shareholder's (deficit) equity	(709)	20,747	6,068	(26,815)	(709)
Noncontrolling interests	—	—	86	2,951	3,037
Equity of consolidated alliance	—	—	6,011	(6,011)	—
Total equity	(709)	20,747	12,165	(29,875)	2,328
Total liabilities and equity	$38,203	$38,404	$21,449	$(63,490)	$34,566

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(138)	$330	$208	$(430)	$(30)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	9	340	208	—	557
(Gains) charges related to other operating expenses and other income (expense)	(33)	1	41	—	9
Other non-cash and non-operating items, net	(260)	(192)	(15)	430	(37)
(Decrease) increase in cash, excluding the effects of acquisitions and dispositions, resulting from changes in operating assets and liabilities	(304)	180	78	—	(46)
Net cash (used in) provided by operating activities	(726)	659	520	—	453
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	—	3	—	—	3
Additions to property and equipment	(6)	(64)	(64)	—	(134)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(122)	(28)	—	(150)
Acquisitions, net of cash acquired	(70)	(19)	—	—	(89)
Purchase of investments	(17)	—	—	—	(17)
Distributions and dividends from subsidiaries	67	128	—	(195)	—
Net cash used in investing activities	(26)	(74)	(92)	(195)	(387)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	194	—	(37)	—	157
Principal payments on long-term debt	(10)	(36)	(6)	—	(52)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(41)	(122)	(163)
Distributions paid to equity holders	—	—	(250)	250	—
Capital transactions, net	(12)	—	(67)	67	(12)
Intercompany	590	(539)	(51)	—	—
Net cash provided by (used in) financing activities	762	(575)	(452)	195	(70)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Change in cash and cash equivalents	10	10	(30)	—	(10)
Cash and cash equivalents at beginning of period	—	23	335	—	358
Cash and cash equivalents at end of period	$10	$33	$305	$—	$348

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(235)	$382	$243	$(532)	$(142)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	5	344	233	—	582
Charges (gains) related to other operating expenses and other income (expense)	6	(84)	2	—	(76)
Other non-cash and non-operating items, net	(346)	(201)	(23)	532	(38)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(340)	429	(32)	—	57
Net cash (used in) provided by operating activities	(910)	870	423	—	383
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	—	259	—	—	259
Additions to property and equipment	(1)	(57)	(75)	—	(133)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(78)	(33)	—	(111)
Proceeds from sale of property and equipment	—	2	—	—	2
Distributions and dividends from subsidiaries	75	116	—	(191)	—
Net cash provided by (used in) investing activities	74	242	(108)	(191)	17
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	12	—	12
Debt modification payments and related financing costs, net	(91)	—	—	—	(91)
Principal payments on long-term debt	—	(35)	(3)	—	(38)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(26)	(110)	(136)
Distributions paid to equity holders	—	—	(227)	227	—
Capital transactions, net	(19)	(44)	(30)	74	(19)
Intercompany	1,105	(1,026)	(79)	—	—
Net cash provided by (used in) financing activities	995	(1,105)	(353)	191	(272)
Effect of exchange rate changes on cash and cash equivalents	—	(8)	3	—	(5)
Change in cash and cash equivalents	159	(1)	(35)	—	123
Cash and cash equivalents at beginning of period	36	33	356	—	425
Cash and cash equivalents at end of period	$195	$32	$321	$—	$548

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14: Subsequent Events

On July 10, 2015, the Company entered into an amendment to its senior secured credit facilities providing for incremental term loans of $725 million and €250 million ($276 million), the proceeds of which were used to redeem $955 million of the Company's 7.375% senior secured first lien notes due 2019. Associated with the redemption, the Company incurred approximately $43 million in interest and call premiums.

On July 20, 2015, the Company filed a registration statement on Form S-1 with the United States Securities and Exchange Commission for a proposed initial public offering of the Company's Class A common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management's discussion and analysis should also be read in conjunction with the management's discussion and analysis and consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015, as well as the management's discussion and analysis included in our Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 20, 2015.
General
First Data sits at the center of global electronic commerce. We believe we offer our clients the most complete array of integrated solutions in the industry, covering their needs across next generation commerce technologies, merchant acquiring, issuing, and network solutions. We serve our clients in 118 countries, reaching approximately 6 million business locations and over 4,000 financial institutions. We believe we have the industry’s largest distribution network, driven by our partnerships with many of the world’s leading financial institutions, our direct sales force, and a network of distribution partners. We are the largest merchant acquirer, issuer processor, and independent network services provider in the world, enabling businesses to accept electronic payments, helping financial institutions issue credit, debit and prepaid cards, and routing secure transactions between them.
Our business is characterized by high levels of recurring revenue, such as transaction related fees, a diverse client base, and multi-year client contracts, which enable us to grow alongside our clients. Our business also generally requires minimal incremental capital expenditures and working capital to support additional revenue within our existing business lines.
Executive Overview
For the three months ended June 30, 2015, revenues increased 1% to $2.9 billion and operating profits increased 7% to $409 million. On a constant currency basis revenue was up driven by all segments. Foreign currency negatively impacted total revenue and operating profit by 2% and 4%, respectively.
For the six months ended June 30, 2015, revenues increased 2% to $5.6 billion and operating profits remained flat at $669 million. On a constant currency basis, revenue was up driven by all segments. Foreign currency negatively impacted total revenue and operating profit by 2% and 4%, respectively.
Net loss attributable to First Data for the three and six months ended June 30, 2015 improved 24% to $26 million and 41% to $138 million, respectively. Furthermore, our costs have increased as we continue to invest in the business, strengthening the talent and the product capabilities of the Company to better serve our clients.
Components of Revenue

We generate revenue by providing commerce-enabling solutions. Set forth below is a description of our revenues by segment and factors impacting total revenues.

Global Business Solutions

Our Global Business Solutions (GBS) segment revenues are primarily derived from processing credit and debit card transactions for business clients and also include fees for providing processing, loyalty and software services and sales and leases of POS devices. Revenues are generated from a variety of sources:

• Discount fees, net of credit and debit card interchange and assessment fees charged by the payment networks. The discount fee is typically either a percentage of the purchase amount or an interchange fee plus a fixed dollar amount;

• Processing fees charged to our alliances;

• Processing fees charged to acquirers who have outsourced their transaction processing to us;

• Sales and leases of POS devices;

• Fees from providing reporting and other services; and

• Software-as-a-service fees generated from the Clover App Market.

GBS revenue is presented net of interchange fees and assessments but includes reimburseable debit network fees and other, which is also included as an expense.

A substantial portion of our business within the GBS segment is conducted through alliances between us and financial institutions. If we have majority ownership and management control over an alliance, then the alliance’s financial statements are consolidated with ours and the related processing fees are treated as an intercompany transaction and eliminated upon consolidation. If we do not have a controlling ownership interest in an alliance, we use the equity method of accounting to account for our investment in the alliance. As a result, our consolidated revenues include certain processing fees charged to alliances accounted for under the equity method.

Global Financial Solutions

Our Global Financial Solutions (GFS) revenues are primarily derived from credit and retail card processing services, output, loyalty and software services provided to financial institutions. Revenues for GFS services are typically generated on the basis of number of accounts on file, both active and inactive, statements/letters printed and mailed, and personalized plastics issued.

Network & Security Solutions

Our Network & Security Solutions (NSS) revenues are primarily derived from network and card processing fees and also include security, risk and fraud management solutions, and information services. Network access fees charged to businesses are assessed on a per transaction basis.

Factors and Trends Impacting Our Business and Results of Operations

We believe there are a number of factors that impact our business, results of operations and financial condition. In general, revenues across our GBS, GFS, and NSS segments are impacted by factors such as global economic and consumer spending trends, foreign exchange rates, geopolitical events, the pace of adoption of commerce-enablement and payment solutions, types and quantities of products and services provided to enterprises, timing and length of contract renewals, new enterprise wins, retention rates, mix of payment solution types employed by consumers, changes in interchange rates and size of enterprises served.

• Additional factors impacting our GBS segment include the mix of business vertical categories served and the pace of business creation and dissolution.

• Additional factors impacting our GFS segment include the mix of financial institution types served, financial industry consolidation and regulatory changes.

• Additional factors impacting our NSS segment include the mix of enterprise types served, the pace of business creation and dissolution, financial industry consolidation, regulatory changes, the occurrence of data breaches and cybersecurity threats.

We also believe our results of operations could be impacted by changes to our expense structure as a result of capital structure modifications, operational efficiencies, investments in new products and solutions, advancements in technology, foreign exchange rates, geographic expansion, acquisitions and divestitures.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Key factors affecting the comparability of our results of operations are summarized below.

Currency Impact

A portion of our revenues and liabilities are in foreign currencies. As a result, changes in foreign currencies against the U.S. dollar can impact our results of operations. Additionally, we have substantial intercompany debts in foreign currencies, which impacts our results of operations. In recent periods, the U.S. dollar has appreciated significantly against most foreign currencies, which has negatively impacted our revenues generated in foreign currencies as presented in U.S. dollars in our consolidated financial statements. We have presented changes related to our segment results of operations on a constant currency basis in “Segment results”.

Interest Expense and Debt Extinguishment Costs

As a result of 2014 debt restructurings, we incurred substantial debt extinguishment costs, but lowered the average interest rate on our outstanding debt and thereby lowered our interest expense.

Sale of Electronic Funds Source LLC

The sale of Electronic Funds Source LLC (EFS) in the second quarter of 2014 resulted in a pretax gain of $89 million and we no longer generate the revenues or earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA) that were associated with the EFS business.

TeleCheck

The amount of revenue generated from our TeleCheck business continues to drop steadily. Our TeleCheck business involves the verification and guaranteeing of checks. The revenue generated by this business is decreasing with the general decline in the use of checks.

Stock-Based Compensation Expense

Most of our outstanding stock-based compensation awards vest upon the later of a service condition, a liquidity event, such as an offering, or termination of employment. Should we become a public company in the future, we would expect stock-based compensation to be higher as our awards would be expensed over the requisite service period. Refer to note 9 “Stock Compensation Plans” to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for details regarding our stock-based compensation expense.
Recent Developments

New Products and Markets
We recently took steps to help our clients grow their businesses. For example:

•
We launched Clover Mini - the Clover Mini redefines the payment terminal. In addition to its sleek tablet design, cloud-based software, elegant ease of use, and ability to accept most payment types (including swipe, PIN Debit, EMV, and NFC transactions), it provides access to the Clover App Market - promising to do for the small business owner what the smart-phone did for the consumer.

•
We acquired Transaction Wireless, Inc. (TWI) - a digital gift card distribution platform. TWI’s cloud-based, digital gift card distribution platform supports comprehensive open and closed loop prepaid, store-branded gift card program management, offering end-to-end card management and business to business and business to customer distribution solutions for retailers, distributors and resellers. The acquisition complements First Data’s 2014 acquisition of Gyft, a consumer-facing digital platform that enables consumers to buy, send, reload, manage and redeem digital gift cards using mobile.

We also recently announced a global alliance with a leading technology consultant to develop next generation payment technology software using our VisionPLUS platform.

Changes in Capital Structure

On July 10, 2015, we entered into a joinder agreement to our senior secured credit facilities providing for incremental term loans of $725 million and €250 million ($276 million), the proceeds of which were used to redeem $955 million of our 7.375% senior secured first lien notes due 2019. Associated with the redemption, we incurred approximately $43 million in interest and call premiums. Should interest rates remain stable, we anticipate that this transaction will reduce our cash interest expense going forward.

On July 20, 2015, we filed a registration statement on Form S-1 with the United States Securities and Exchange Commission for a proposed initial public offering of our common stock.
Results of Operations
Consolidated results should be read in conjunction with note 6 "Segment Information" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q, which provides more detailed discussions concerning certain components of the unaudited consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated within the consolidated results.
Operating revenues overview

	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Transaction and processing service fees	$1,667	$1,672	—%	$3,233	$3,212	1%
Product sales and other	279	235	19%	535	460	16%
Reimbursable debit network fees, postage, and other	926	930	—%	1,799	1,805	—%
Total revenues	$2,872	$2,837	1%	$5,567	$5,477	2%

Transaction and processing service fees revenue remained flat during the three months ended June 30, 2015 compared to the same period in 2014 as growth from existing customers, net new business, and pricing increases were offset by the impact of one time incentives recognized during the same quarter in 2014 as well as negative foreign currency exchange rate movements. In addition, we continue to experience decreases in check processing revenue primarily as a result of lower overall check volumes due to a shift toward electronic payments. Foreign currency exchange movements negatively impacted the transaction and processing service fees revenue growth rates by approximately 3 percentage points for the three months ended June 30, 2015 compared to the same period in 2014.

Transaction and processing service fees revenue increased during the six months ended June 30, 2015 compared to the same period in 2014 driven by increased volume, net new business, rate increases, and a timing benefit resulting from certain fee increases which only impacted the first quarter of 2015, partially offset by lower rates and one time incentive payments received during 2014. Foreign currency exchange movements negatively impacted the transaction and processing service fees revenue growth rates by approximately 2 percentage points for the six months ended June 30, 2015 compared to the same period in 2014.

Product sales and other revenue increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 due to growth in equipment sales and a significant increase in software sales, partially offset by negative foreign currency fluctuations. The foreign currency exchange rate movements negatively impacted the product sales and other growth rates for the three and six months ended June 30, 2015 compared to the same periods in 2014 by approximately 4 and 5 percentage points, respectively.

Operating expenses overview

	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Cost of services (exclusive of items shown below)	$655	$665	(2)%	$1,369	$1,300	5%
Cost of products sold	85	81	5%	161	160	1%
Selling, general, and administrative	526	512	3%	1,046	1,010	4%
Reimbursable debit network fees, postage, and other	926	930	—%	1,799	1,805	—%
Depreciation and amortization	252	263	(4)%	503	528	(5)%
Other operating expenses, net (a)	19	4	375%	20	7	186%
Total expenses	$2,463	$2,455	—%	$4,898	$4,810	2%

(a)	Other operating expenses, net includes restructuring, net.

Cost of services expense decreased for the three months ended June 30, 2015 compared to the same period in 2014 due to our focus on operational and processing efficiencies, including changes in compensation programs, partially offset by product development initiatives. In addition, the decrease was impacted by a combined $18 million in expenses recognized during the second quarter of 2014 which included expenses for uncollectible receivables and a legal reserve.

Cost of services expense increased for the six months ended June 30, 2015 compared to the same period in 2014 due to an increase in employee and contractor related expenses as a result of product development initiatives. The first quarter of 2015 was negatively impacted by two customer related matters totaling $25 million. Additionally, in the first quarter of 2014, cost of services benefited by a combined $17 million from a tax recovery in Australia and a gain on the revaluation of settlement funds associated with the devaluation of the Argentina Peso. In addition, the rate of increase was impacted by a combined $18 million in expenses recognized during 2014 which included expenses for uncollectible receivables and a legal reserve.

Cost of products sold expense increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to growth in equipment and software sales, partially offset by lower expenses driven by the strength of the U.S. dollar, which lowered these expenses by 6% for both the three and six months ended June 30, 2015.

Selling, general, and administrative

	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Salaries, wages, bonus, and other	$195	$184	6%	$391	$381	3%
Independent sales organizations (ISO) commissions	161	150	7%	308	285	8%
Outside professional services	51	53	(4)%	105	105	—%
Commissions	36	34	6%	75	68	10%
Other	83	91	(9)%	167	171	(2)%
Selling, general, and administrative expense	$526	$512	3%	$1,046	$1,010	4%

Selling, general, and administrative expense increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 principally due to increased commissions driven by sales growth, marketing activity and an increase in employee related expenses. These increases were partially offset by lower bonus accruals due to our shift toward equity compensation as well as a decrease in stock compensation expense related to the departure of executive officers in 2014.

Depreciation and amortization expense decreased for the three and six months ended June 30, 2015 compared to the same periods in 2014 due to a decrease in the amortization of acquisition related intangible assets.

Other operating expenses, net includes restructuring. Refer to note 3 “Restructuring” to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for details regarding restructuring charges and our restructuring program. Pursuant to our recently announced expense management initiative, we are seeking to achieve $200 million in savings by mid-2016. We expect to incur $75 million of restructuring charges of which we incurred $19 million during the three months ended June 30, 2015, principally related to severance costs.

Interest income (expense)

	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Interest income	$1	$4	(75)%	$2	$7	(71)%
Interest expense	(406)	(463)	(12)%	(813)	(930)	(13)%

Interest income decreased for the three and six months ending June 30, 2015 compared to the same periods in 2014 due to liquidation of short-term investments during the first quarter of 2015.

Interest expense decreased for the three and six months ending June 30, 2015 compared to the same periods in 2014 due to lower outstanding debt balances as a result of debt extinguishments, lower interest rates as a result of debt exchanges and refinancing, and lower financing fees amortization. Refer to note 5 “Borrowings" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.

Other income (expense)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Investment gains	$—	$89	$—	$89
Derivative financial instruments losses	(14)	(7)	(16)	(4)
Divestitures, net gains	2	1	3	1
Non-operating foreign currency gains (losses)	(12)	(1)	24	(3)
Other income (expense)	$(24)	$82	$11	$83

Investment gains in 2014 relates to the sale of our 30% minority interest in EFS resulting in a pretax gain of $89 million.

Derivative financial instruments losses increased for the three and six months ending June 30, 2015 compared to the same periods in 2014 due to the fair value adjustments on our interest rate swaps and cross currency swaps that are not designated as accounting hedges.

Non-operating foreign currency gains and (losses) for the three and six months ended June 30, 2015 and 2014 primarily relate to currency translations on our euro-denominated debt and our intercompany loans. The loss during the three months ending June 30, 2015 was driven by the U.S. dollar weakening 3% against the euro. The gain during the six months ending June 30, 2015 was driven by the U.S. dollar strengthening 8% against the euro.

Income taxes

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Income tax expense	$10	$40	$13	$77
Effective income tax rate	23%	63%	(77)%	(118)%

The effective tax rates for the three and six months ended June 30, 2015 were different from the statutory rate primarily as a result of our inability to recognize tax benefits attributable to our domestic losses while at the same time recording tax expense on our foreign earnings. Our tax expense in all quarters was also impacted by us not recording tax expense on noncontrolling interests from pass through entities.

Our liability for unrecognized tax benefits was approximately $242 million as of June 30, 2015. We anticipate that it is reasonably possible that the liability for unrecognized tax benefits may decrease by $0 to $124 million over the next twelve months beginning June 30, 2015 as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

Equity earnings in affiliates

	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Equity earnings in affiliates	$63	$58	9%	$114	$108	6%

Equity earnings in affiliates increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 mostly due to higher volumes, pricing initiatives, and increased terminal revenues.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	$59	$57	4%	$108	$93	16%

Net income attributable to noncontrolling interests and redeemable noncontrolling interest mostly relates to our consolidated alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interest increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 due to organic growth and new revenue, partially offset by attrition. Refer to note 7 “Redeemable Noncontrolling Interests" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.
Segment results

During the quarter, we realigned our operating segments for financial reporting purposes into three reportable segments: GBS, GFS, and NSS. Our new segments are designed to establish global lines of businesses that will work seamlessly with our teams in our regions (the United States and Canada (North America), Europe, Middle East and Africa (EMEA), Latin America (LATAM), and Asia Pacific (APAC)). Our Corporate operations (as described below) are not discussed separately as any results that had a significant impact on operating results are included in the consolidated results discussion above.

The business segment measurements provided to and evaluated by the chief operating decision maker are computed in accordance with the principles listed below.

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Intersegment revenues are eliminated in the segment that sells directly to the end market.

•	Segment revenue excludes reimbursable debit network fees, postage, and other revenue.

•
Segment EBITDA includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses, and other income (expense). Additionally, segment EBITDA is adjusted for items similar to certain of those used in calculating our compliance with debt covenants. The additional items that are adjusted to determine segment EBITDA are:

•	stock-based compensation and related expense is excluded;

•	official check and money order businesses’ EBITDA are excluded as these are winding down;

•
certain costs directly associated with the termination of the Chase Paymentech Solutions alliance in 2008 and expenses related to the conversion of certain Banc of America Merchant Services, LLC (BAMS) alliance merchant clients onto our platforms (excludes costs accrued in purchase accounting). Effective October 1, 2011, we and Bank of America N.A. jointly decided to have us operate the bank’s legacy settlement platform. Transition costs associated with the revised strategy are also excluded from segment EBITDA;

•	debt issuance costs are excluded and represent costs associated with issuing debt and modifying our debt structure; and

•	KKR related items including annual sponsor and other fees for management, consulting, financial, and other advisory services are excluded.

•
For significant affiliates, segment revenue and EBITDA are reflected based on our proportionate share of the results of our investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. For other affiliates, we include equity earnings in affiliates, excluding amortization expense, in segment revenue and EBITDA. In addition, our Global Business Solutions segment measures reflect revenue-based commission payments to ISOs and sales channels, which are treated as an expense in the consolidated statements of operations, as contra revenue to be consistent with revenue share arrangements with other ISOs and sales channels that are recorded as contra revenue.

•
Corporate operations include corporate-wide governance functions such as our executive management team, aviation, tax, treasury, internal audit and corporate strategy and certain accounting, human resources and legal costs related to supporting the corporate function. Costs incurred by Corporate that are attributable to a segment are allocated to the respective segment.

•
Certain measures include the estimated impact of foreign currency changes (constant-currency). To present this information, monthly results during the periods presented for entities reporting in currencies other than United States dollars are translated into United States dollars at the average exchange rates in effect during the corresponding month of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Once translated, each month during the periods presented is added together to calculate the constant currency results for the periods presented.

Global Business Solutions segment results

Our largest segment, Global Business Solutions, provides businesses of all sizes and types with a wide range of solutions at the point of sale, including merchant acquiring, eCommerce, mobile commerce, POS technology, and other business solutions. In 2014, we served approximately 4 million business locations in the United States and 2 million outside the United States. Our largest service in this segment is merchant acquiring, which facilitates the acceptance of commercial transactions at the point of sale, including retail transactions at physical business locations, mobile commerce transactions through mobile or tablet devices, or eCommerce transactions over the Internet.

The following tables display total segment revenue and EBITDA and illustrate, on a percentage basis, the impact of foreign currency fluctuations on revenue and EBITDA growth for the three and six months ended June 30, 2015.

	Three months ended June 30,		Change	Constant Currency Percent Change
(in millions)	2015	2014
Revenues:
Transaction and processing service fees	$843	$855	(1)%	2%
Product sales and other	203	177	15%	20%
Equity earnings in affiliates	10	8	25%	33%
Segment revenue	$1,056	$1,040	2%	5%
Segment EBITDA	$454	$451	1%	2%
Segment margin	43.0%	43.4%	(40)bps

	Six months ended June 30,		Change	Constant Currency Percent Change
(in millions)	2015	2014
Revenues:
Transaction and processing service fees	$1,612	$1,622	(1)%	2%
Product sales and other	390	347	12%	17%
Equity earnings in affiliates	16	15	7%	17%
Segment revenue	$2,018	$1,984	2%	5%
Segment EBITDA	$814	$837	(3)%	1%
Segment margin	40.3%	42.2%	(190)bps

Global Business Solutions Segment revenue increased 2% during the three and six months ended June 30, 2015 versus the comparable periods in 2014 driven by strong product sales and other growth. Total segment revenue was impacted by a strong U.S. dollar as foreign currency exchange rate movements negatively impacted total segment revenue growth in 2015 compared to 2014.

Transaction and processing service fees revenue

The following tables display total transaction and processing service fees revenue by segment region and illustrate, on a percentage basis, the impact of foreign currency fluctuations on revenue growth.

	Three months ended June 30,		Percent Change	Constant Currency Percent Change
(in millions)	2015	2014
North America	$678	$683	(1)%	(1)%
EMEA	97	103	(6)%	12%
APAC	44	49	(10)%	(4)%
LATAM	24	20	20%	29%
Total transaction and processing service fees revenue	$843	$855	(1)%	2%
Key indicators:
North America merchant transactions (a)	10,990	10,601	4%
International merchant transactions (b)	1,695	1,485	14%

	Six months ended June 30,		Percent Change	Constant Currency Percent Change
(in millions)	2015	2014
North America	$1,296	$1,286	1%	1%
EMEA	181	192	(6)%	11%
APAC	88	104	(15)%	(8)%
LATAM	47	40	18%	28%
Total transaction and processing service fees revenue	$1,612	$1,622	(1)%	2%
Key indicators:
North America merchant transactions (a)	21,005	20,438	3%
International merchant transactions (b)	3,244	2,848	14%

(a)
North American merchant transactions include acquired Visa and MasterCard credit and signature debit, American Express and Discover, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the point of sale (POS). North American merchant transactions reflect 100% of alliance transactions.

(b)
International transactions include Visa, MasterCard, and other payment network merchant acquiring transactions for clients outside the U.S. and Canada. Transactions include credit, signature debit, PIN-debit POS, POS gateway, and ATM transactions.

Transaction and processing service fees revenue decreased 1% during the three months ended June 30, 2015 compared to the same period in 2014 as growth in our international regions was more than offset by the impact of foreign currency fluctuations. Volume growth and fee increases in North America were offset by lower rates and the impact of one time incentives recognized during the same quarter in 2014. International growth was led by our EMEA and LATAM regions, driven by growth from existing customers, net new business, and pricing increases which were more than offset by the impact of a strong U.S. dollar which negatively impacted revenue growth in our international regions. APAC revenues decreased due to declines in our ATM business.
Transaction and processing service fees revenue decreased 1% during the six months ended June 30, 2015 compared to the same period in 2014 as growth in our North America, EMEA, and LATAM regions was more than offset by the impact of foreign currency fluctuations. North America revenue growth was driven by increased transaction and dollar volume and a timing benefit resulting from certain fee increases which only impacted the first quarter of 2015, partially offset by lower rates and one time incentive payments received during 2014. Growth in our EMEA and LATAM regions was driven by volume growth, net new business, and rate increases which were more than offset by the impact of a strong U.S. dollar which negatively impacted revenue growth in our international regions.
North America transaction growth in 2015 compared to 2014 was primarily driven by growth in our distribution systems, partially offset by lost business at Walmart as they shifted to a dual processor strategy in the first quarter of 2014. International transaction growth in 2015 compared to 2014 outpaced revenue growth due to changes in transaction mix and the impact of foreign currency exchange rate movements.

Total product sales and other revenue

The following tables display total product sales and other revenue by segment region and illustrate, on a percentage basis, the impact of foreign currency fluctuations on revenue growth.

	Three months ended June 30,		Percent Change	Constant Currency Percent Change
(in millions)	2015	2014
North America	$154	$125	23%	23%
EMEA	33	39	(15)%	2%
APAC	—	—	—%	—%
LATAM	16	13	23%	35%
Total product sales and other revenue	$203	$177	15%	20%

	Six months ended June 30,		Percent Change	Constant Currency Percent Change
(in millions)	2015	2014
North America	$291	$243	20%	20%
EMEA	68	77	(12)%	4%
APAC	1	1	—%	—%
LATAM	30	26	15%	30%
Total product sales and other revenue	$390	$347	12%	17%

Product sales and other revenue increased 15% and 12% during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to growth in equipment sales and an increase in software sales. Equipment sales increased as our clients continue to adopt our Europay, Mastercard and Visa (EMV) solutions. Software sales increased as a result of investments in our merchant suite of products. Foreign currency exchange rate movements negatively impacted the growth rate for product sales and other revenue for the three and six months ended June 30, 2015 compared to the same periods in 2014 by 5 percentage points for both periods.

Global Business Solutions Segment EBITDA increased 1% during the three months ended June 30, 2015 and decreased 3% during the six months ended June 30, 2015 compared to the same periods in 2014 driven by the revenue items noted above offset by higher expenses, primarily due to product investment costs to support our new line of products such as Clover and Perka, sales and marketing costs to deliver solutions to our clients, as well as further investments in Brazil and in our international sales force. In addition, during the six months ended June 30, 2014, we received the benefit of a combined $17 million goods and services tax recovery in Australia and a gain on the revaluation of settlement funds associated with the devaluation of the Argentinian peso.
Global Financial Solutions segment results

Our Global Financial Solutions segment provides financial institutions, which include bank and nonbank issuers such as retailers with proprietary card portfolios, with a broad range of solutions that enable them to offer financial products and solutions to their customers. We serve over 4,000 financial institutions globally and deliver value to clients through a variety of channels, including end-to-end outsourced processing, managed services, and various software delivery models utilizing our proprietary VisionPLUS application. Our solutions include credit, retail, commercial and loan account processing, and related supporting services.

The following tables display total segment revenue and EBITDA and illustrate, on a percentage basis, the impact of foreign currency fluctuations on revenue and EBITDA growth for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Change	Constant Currency Percent Change
(in millions)	2015	2014
North America	$207	$197	5%	5%
EMEA	103	123	(16)%	(2)%
APAC	18	22	(18)%	(1)%
LATAM	25	23	9%	14%
Segment revenue	$353	$365	(3)%	3%
Segment EBITDA	$124	$126	(2)%	4%
Segment margin	35.1%	34.5%	60bps

	Six months ended June 30,		Change	Constant Currency Percent Change
(in millions)	2015	2014
North America	$417	$392	6%	6%
EMEA	204	240	(15)%	(2)%
APAC	38	42	(10)%	2%
LATAM	51	46	11%	20%
Segment revenue	$710	$720	(1)%	4%
Segment EBITDA	$243	$246	(1)%	4%
Segment margin	34.2%	34.2%	—
Key indicators:
North America card accounts on file (a)	726	697	4%
International card accounts on file (b)	137	125	10%

(a)	North America card accounts on file reflect the total number of bankcard and retail accounts as of the end of the periods presented.

(b)	International card accounts on file reflect total bankcard and retail accounts outside the United States and Canada as of the end of the periods presented.

Global Financial Solutions Segment revenue decreased 3% and 1% during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as growth from new business in our North America region was more than offset by decreased revenue in our EMEA region. North America revenue increased driven by credit and retail card processing and output services. Growth in output services was driven by growth in print volumes and plastics as a result of EMV card issuances. North America growth was partially offset by lost business and price compression.

EMEA revenue declined 16% and 15% during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily driven by negative currency fluctuations, as well as lost business in the United Kingdom and price compression in Germany.

Global Financial Solutions Segment EBITDA decreased during the three and six months ended June 30, 2015 compared to the same periods in 2014 driven by revenue items noted above, partially offset by the negative impact of foreign currency exchange rate movements. Currency exchange rates negatively impacted segment EBITDA by 6 and 5 percentage points for the three and six month periods ended June 30, 2015, respectively, compared to the prior year periods.

Network & Security Solutions segment results

Our Network & Security Solutions segment provides a wide range of network services and security, risk and fraud management solutions to business and financial institution clients in our GBS and GFS segments and independently to other financial institutions, businesses, governments, processors, and other clients. Our largest service in this segment is our STAR Network, which enables clients to encrypt, route, and decrypt various types of financial data, process debit and ATM transactions, and provide access to demand deposit accounts.

The following tables display total revenue by product. Our Network & Security Solutions segment is comprised of more than 99% domestic businesses with no material foreign exchange impact on reported results.

	Three months ended June 30,		Change
(in millions)	2015	2014
Revenues:
EFT Network	$123	$116	6%
Stored Value Network	80	81	(1)%
Security and Fraud	98	92	7%
Other	55	48	15%
Segment revenue	$356	$337	6%
Segment EBITDA	$156	$153	2%
Segment margin	43.8%	45.4%	(160)bps
Key indicators:
Network transactions (EFT and Stored Value) (a)	4,752	4,258	12%

	Six months ended June 30,		Change
(in millions)	2015	2014
Revenues:
EFT Network	$238	$227	5%
Stored Value Network	156	160	(3)%
Security and Fraud	190	184	3%
Other	108	96	13%
Segment revenue	$692	$667	4%
Segment EBITDA	$286	$297	(4)%
Segment margin	41.3%	44.5%	(320)bps
Key indicators:
Network transactions (EFT and Stored Value) (a)	9,167	8,486	8%

(a)	Network transactions include debit issuer processing transactions, Star Network issuer transactions, and closed loop and open loop transactions.

Network & Security Solutions revenue increased during the three and six months ended June 30, 2015 compared to the same periods in 2014 driven by growth in our EFT Network, Security and Fraud, and Other business, partially offset by a decrease in our Stored Value Network business. EFT Network revenue increased due to growth from existing clients and net new business, partially offset by price compression. Security and Fraud revenue increased as continued declines in check volumes were more than offset by growth in our portfolio of security and fraud products. Other increased due to growth from a new short term Government contract that was awarded during the first quarter of 2015. Stored Value Network revenue decreased due to the disposition of a noncore transportation payments joint venture, EFS, in the second quarter of 2014 which had an approximate $8 million and $20 million negative impact on segment revenue for the three and six months ended June 30, 2015, respectively. The impact of the EFS disposition was partially offset by higher payment volumes within the open loop payroll distribution program related to existing clients and new business.
Network & Security Solutions Segment EBITDA increased 2% during the three months ended June 30, 2015 compared to the same period in 2014 due to the impact of the revenue items noted above, partially offset by increased operating expenses for new STAR Network functionality and the sale of EFS. The disposition of EFS had a negative impact of approximately $4 million on segment EBITDA during the three months ended June 30, 2015.

Network & Security Solutions Segment EBITDA decreased 4% during the six months ended June 30, 2015 compared to the same period in 2014 due to the impact of the revenue items noted above, more than offset by increased operating expenses for new STAR Network functionality and the sale of EFS. The disposition of EFS had a negative impact of approximately $10 million on segment EBITDA during the six months ended June 30, 2015.

Liquidity and Capital Resources

Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights changes in our debt structure as well as our cash flow activities and the sources and uses of funds during the six months ended June 30, 2015 and 2014.

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

As of August 4, 2015, our long-term corporate family rating from Moody’s was B3 (positive outlook). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B (stable). Our current level of debt may limit our ability to get additional funding beyond our revolving credit facility if needed. A decrease in our credit ratings could affect our interest expense or our ability to access funding.

On July 10, 2015, we entered into an agreement to amend our senior secured credit facilities providing for incremental term loans of $725 million and €250 million ($276 million) at LIBOR plus 3.75%, the proceeds of which were used to redeem $955 million of our 7.375% senior secured first lien notes due 2019. This action is estimated to reduce interest expense by an incremental $32 million over the next twelve months based on rates as of July 10, 2015.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value.

As of June 30, 2015 and December 31, 2014, we held $348 million and $358 million in cash and cash equivalents, respectively.
Included in cash and cash equivalents are amounts held by subsidiaries that are not available to fund operations outside of those subsidiaries. As of June 30, 2015 and December 31, 2014, the cash and cash equivalents held by these subsidiaries totaled $159 million and $152 million, respectively. All other domestic cash balances, to the extent available, are used to fund our short-term liquidity needs.

Cash and cash equivalents also include amounts held outside of the U.S., totaling $142 million and $171 million, as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, there was approximately $45 million of cash and cash equivalents held outside of the United State available for general corporate purposes. We plan to fund any international cash needs throughout the remainder of 2015 within our international operations with cash held by our international entities, but if necessary, could fund such needs using cash from the United States, subject to satisfying debt covenant restrictions.

Cash flows from operating activities

	Six months ended June 30,
Source/(use) (in millions)	2015	2014
Net loss	$(30)	$(142)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	557	582
Charges (gains) related to other operating expenses and other income	9	(76)
Other non-cash and non-operating items, net	(37)	(38)
(Decrease) increase in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	(30)	42
Other assets, current and long-term	(5)	29
Accounts payable and other liabilities, current and long-term	37	(24)
Income tax accounts	(48)	10
Net cash provided by operating activities	$453	$383

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of our working capital requirements.
Our operating cash flow is significantly impacted by our level of debt. Approximately $746 million and $867 million in cash interest, net of swap settlements, was paid during the six months ended June 30, 2015 and 2014, respectively. The decrease in cash interest payments from 2014 is primarily due to extinguishing debt in the third quarter of 2014, as well as $42 million cash received from the termination of a swap agreement during the second quarter of 2015 which is netted against cash interest payments disclosed above.

Cash flows from operating activities increased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to a $112 million improvement in our net loss and a decrease in gains related to other income, relating to the disposition of a noncore transportation payments joint venture in the second quarter of 2014, partially offset by fluctuations in working capital.

We anticipate funding operations throughout the remainder of 2015 primarily with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against our senior secured revolving credit facility.
Cash flows from investing activities

	Six months ended June 30,
Source/(use) (in millions)	2015	2014
Proceeds from dispositions, net of expenses paid	$3	$259
Additions to property and equipment	(134)	(133)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(150)	(111)
Acquisitions, net of cash acquired	(89)	—
Proceeds from sale of property and equipment	—	2
Purchase of investments	(17)	—
Net cash (used in) provided by investing activities	$(387)	$17

Acquisitions and dispositions. We finance acquisitions through a combination of cash flows from operating activities, reinvestment of proceeds from the sale of other assets, borrowings, and equity. We believe that these sources of funds will be adequate to meet our funding requirements as it relates to future acquisitions. Additionally, we continue to manage our portfolio of businesses and evaluate the possible divestiture of businesses that do not match our long-term growth objectives.

In June 2015, we acquired TWI, a provider of digital stored value products that offer gift card programs, loyalty incentives, and integrated marketing solutions for retailers, partners, and consumers. In addition to TWI, we also completed an acquisition to be used as a Clover add-on application as well as the acquisition of a wholesale independent sales organization. Refer to note 4 "Acquisitions" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.

Capital expenditures (Additions to property and equipment and Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs). Capital expenditures are anticipated to be approximately $575 million to $625 million in 2015 and are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, we will decrease our discretionary capital expenditures or utilize our senior secured revolving credit facility.
Cash flows from financing activities

	Six months ended June 30,
Source/(use) (in millions)	2015	2014
Short-term borrowings, net	$157	$12
Debt modification payments and related financing costs, net	—	(91)
Principal payments on long-term debt	(52)	(38)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(163)	(136)
Capital transactions with parent, net	(12)	(19)
Net cash used in financing activities	$(70)	$(272)

Short-term borrowings, net. The cash activity related to short-term borrowings in 2015 resulted primarily from net borrowings on our senior secured revolving credit facility, partially offset by net paydowns on our international credit lines used principally to prefund settlement activity. The cash activity related to short-term borrowings in 2014 resulted primarily from net borrowings on our international credit lines used principally to prefund settlement activity.

On June 2, 2015, we terminated and replaced our previous $1.0 billion senior secured revolving credit facility with a new $1.25 billion facility. The new revolving credit facility matures on June 2, 2020. Besides the letters of credit discussed below, we had $204 million and $10 million outstanding against the facilities as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, $1.0 billion remained available under the facility. Excluding the letters of credit, the largest amount outstanding against the facilities during the six months ended June 30, 2015 was approximately $462 million, while the average amount outstanding during the six months ended June 30, 2015 was approximately $223 million.

We utilize our senior secured revolving credit facility to fund investing or operating activities when cash flows from operating activities are not sufficient. We believe the capacity under our senior secured revolving credit facility will be sufficient to meet our liquidity needs. Our senior secured revolving credit facility can be used for working capital and general corporate purposes.

There are multiple institutions that have commitments under this facility with none representing more than 25% of the remaining capacity.

Principal payments on long-term debt. During the six months ended June 30, 2015, we paid notes totaling $10 million. Payments for capital leases totaled $42 million and $38 million for the six months ended June 30, 2015 and 2014, respectively.

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

Letters, lines of credit, and other

	Total Available (a)		Total Outstanding
(in millions)	As of June 30, 2015	As of December 31, 2014	As of June 30, 2015	As of December 31, 2014
Letters of credit (b)	$250	$500	$41	$43
Lines of credit and other (c)	302	349	28	68

(a)	Total available without giving effect to amounts outstanding.

(b)
Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The largest amount of letters of credit outstanding was approximately $42 million during the six months ended June 30, 2015. All letters of credit expire on or prior to March 31, 2016 with a one-year renewal option. We expect to renew most of the letters of credit prior to expiration.

(c)
As of June 30, 2015, represents $277 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity. We cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, we had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, we will utilize our existing cash, cash flows from operating activities, or our senior secured revolving credit facility to meet our liquidity needs.

Guarantees and covenants. For a description of guarantees and covenants and covenant compliance, refer to the “Guarantees and covenants” and “Covenant compliance” sections in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. As of June 30, 2015, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $12.0 billion, Covenant EBITDA of $3.1 billion and a Ratio of 3.87 to 1.00 compared to the maximum ratio allowed by the covenant of 6.00 to 1.00.

The calculation of Covenant EBITDA under our senior secured term loan facility is as follows:

(in millions)	Last twelve months ended June 30, 2015
Net loss attributable to First Data Corporation	$(361)
Interest expense, net (1)	1,630
Income tax expense	18
Depreciation and amortization (2)	1,138
EBITDA (16)	2,425

Stock based compensation (3)	39
Restructuring, net (4)	54
Non-operating foreign currency (gains) and losses (5)	(86)
Investment (gains) and losses (6)	(11)
Derivative financial instruments (gains) and losses (7)	12
Cost of alliance conversions and other technology initiatives (8)	13
KKR related items (9)	21
Litigation and regulatory settlements (10)	22
Projected near-term cost savings and revenue enhancements (11)	119
Net income attributable to noncontrolling interest (12)	208
Equity entities taxes, depreciation and amortization (13)	12
Loss on debt extinguishment (14)	260
Other (15)	20
Covenant EBITDA (16)	$3,108

(1)	Includes interest expense and interest income.

(2)
Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within "Transaction and processing service fees" of $47 million and amortization related to equity method investments, which is netted within the "Equity earnings in affiliates" line of $60 million.

(3)	Stock based compensation recognized as expense.

(4)
Restructuring charges in connection with management's alignment of the business with strategic objectives, the departure of executive officers, and costs associated with an expense management initiative.

(5)	Represents net gains and losses related to currency translations on certain intercompany loans and euro-denominated debt.

(6)	Reflects investment gains and losses.

(7)	Represents fair market value adjustments for cross-currency swaps and interest rate swaps that are not designated as accounting hedges.

(8)	Represents costs directly associated with the strategy to have First Data Corporation operate Bank of America N.A.'s legacy settlement platform.

(9)	Represents KKR fees for management, consulting, financial and other advisory services.

(10)	Represents settlements of litigation or regulatory matters.

(11)
Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives described in footnote (8), the BAMS alliance, operations and technology initiatives, headcount reductions and other addressable spend reductions. We may not realize the anticipated cost savings pursuant to our anticipated timetable or at all.

(12)	Net income attributable to noncontrolling interests and redeemable noncontrolling interest in restricted subsidiaries.

(13)	Represents our proportional share of income taxes, depreciation and amortization on equity method investments.

(14)	Loss incurred due to early extinguishment of debt.

(15)	Includes items such as impairments and other as applicable to the period presented.

(16)
EBITDA, a measure used by management to measure operating performance, is defined as net income (loss) attributable to First Data before interest expense, net, income tax (benefit) expense, and depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income (loss) attributable to First Data as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Management believes that EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management. Management compensates for the limitations of using non- GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

In determining Covenant EBITDA, EBITDA is calculated by reference to net income (loss) from continuing operations plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Covenant EBITDA is calculated by adjusting EBITDA to exclude unusual items as permitted in calculating covenant compliance under our senior secured credit facilities. Covenant EBITDA is further adjusted to add net income attributable to noncontrolling interests and redeemable noncontrolling interest of certain non-wholly owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing First Data’s senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant EBITDA are appropriate to provide additional information to investors to demonstrate our ability to comply with our financing covenants. Because not all companies use identical calculations, this presentation of Covenant EBITDA may not be comparable to other similarly titled measures of other companies.
Off-Balance Sheet Arrangements

During the six months ended June 30, 2015 and 2014, we did not engage in any off-balance sheet financing activities other than those discussed in the “Off-Balance Sheet Arrangements” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Contractual Obligations

During the six months ended June 30, 2015, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 31, 2014 in the our Annual Report on Form 10-K, other than as outlined in note 5 “Borrowings” to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Critical Accounting Policies

With the exception of the Goodwill update noted below, our critical accounting policies have not changed from those reported in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of June 30, 2015, the carrying value of goodwill was $17.0 billion on our consolidated balance sheet. As of June 30, 2015, the most recent impairment analysis date, the fair value of each reporting unit exceeded its carrying value. Based on the most recent goodwill test for impairment, all of our reporting units passed the test, though one passed with a margin of 20% or less. An additional analysis was performed which sensitized the base discount rate by an additional 50 basis points with all reporting units still passing.
New Accounting Guidance

Refer to note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for new accounting guidance issued during the six months ended June 30, 2015.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Executive Vice President, Director of Finance (principal financial officer), the effectiveness of disclosure controls and procedures as of June 30, 2015. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, our Chief Executive Officer and our Executive Vice President, Director of Finance (principal financial officer), concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

The following are certain risks that could affect our business and our results of operations. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations. These risk factors restate and update the risk factors as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Business and Operational Risks

Global economic, political, and other conditions may adversely affect trends in consumer, business, and government spending, which may adversely impact the demand for our services and our revenue and profitability.

Financial services, payments, and technology industries in which we operate depend heavily upon the overall level of consumer, business, and government spending. A sustained deterioration in the general economic conditions (including distress in financial markets, turmoil in specific economies around the world, and additional government intervention), particularly in the United States or Europe, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards. A reduction in the amount of consumer spending could result in a decrease of our revenue and profits.

Adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. Such trends may include, but are not limited to, the following:

•
Declining economies, foreign currency fluctuations, and the pace of economic recovery can change consumer spending behaviors, such as cross-border travel patterns, on which a significant portion of our revenues is dependent.

•
Low levels of consumer and business confidence typically associated with recessionary environments and those markets experiencing relatively high unemployment, may cause decreased spending by cardholders.

•
Budgetary concerns in the United States and other countries around the world could affect the United States and other specific sovereign credit ratings, impact consumer confidence and spending, and increase the risks of operating in those countries.

•
Emerging market economies tend to be more volatile than the more established markets we serve in the United States and Europe, and adverse economic trends may be more pronounced in such emerging markets.

•	Financial institutions may restrict credit lines to cardholders or limit the issuance of new cards to mitigate cardholder defaults.

•	Uncertainty and volatility in the performance of our clients’ businesses may make estimates of our revenues, rebates, incentives, and realization of prepaid assets less predictable.

•	Our clients may decrease spending for value-added services.

•
Government intervention, including the effect of laws, regulations, and/or government investments in our clients, may have potential negative effects on our business and our relationships with our clients or otherwise alter their strategic direction away from our products.

A weakening in the economy could also force some retailers to close, resulting in exposure to potential credit losses and declines in transactions, and reduced earnings on transactions due to a potential shift to large discount merchants. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. Changes in economic conditions could adversely impact our future revenues and profits and result in a downgrade of our debt ratings, which may lead to termination or modification of certain contracts and make it more difficult for us to obtain new business. Any of these developments could have a material adverse impact on our overall business and results of operations.

Our ability to anticipate and respond to changing industry trends and the needs and preferences of our clients and consumers may affect our competitiveness or demand for our products, which may adversely affect our operating results.

Financial services, payments, and technology industries are subject to rapid technological advancements, new products and services, including mobile payment applications, evolving competitive landscape, developing industry standards, and changing client and consumer needs and preferences. We expect that new services and technologies applicable to the financial services, payments, and technology industries will continue to emerge. These changes in technology may limit the competitiveness of and demand for our services. Also, our clients and their customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these changes in order to remain competitive within our relative markets. For example, our ability to provide innovative point-of-sale technology to our merchant clients could have an impact on our Global Business Solutions business. Furthermore, clients’ and their customers’ potential negative reaction to our products and services can spread quickly through social media and damage our reputation before we have the opportunity to respond. If we are unable to anticipate or respond to technological changes or evolving industry standards on a timely basis, our ability to remain competitive could be materially adversely affected.

Substantial and increasingly intense competition worldwide in the financial services, payments, and technology industries may materially and adversely affect our overall business and operations.

Financial services, payments, and technology industries are highly competitive and our payment solutions compete against all forms of financial services and payment systems, including cash and checks, and electronic, mobile, and eCommerce payment platforms. If we are unable to differentiate ourselves from our competitors, drive value for our clients and/or effectively align our resources with our goals and objectives, we may not be able to compete effectively. Our competitors may introduce their own innovative services or solutions more effectively than we do, which could adversely impact our growth. We also compete against new entrants that have developed alternative payment systems, eCommerce payment systems, and payment systems for mobile devices. Failure to compete effectively against any of these competitive threats could have a material adverse effect on us.

Potential changes in the competitive landscape, including disintermediation from other participants in the payments value chain, could harm our business.

We expect that the competitive landscape will continue to change, including:

•
Rapid and significant changes in technology, resulting in new and innovative payment methods and programs that could place us at a competitive disadvantage and that could reduce the use of our products.

•	Competitors, clients, governments, and other industry participants may develop products that compete with or replace our value-added products and services.

•
Participants in the financial services, payments, and technology industries may merge, create joint ventures, or form other business combinations that may strengthen their existing business services or create new payment services that compete with our services.

•
New services and technologies that we develop may be impacted by industry-wide solutions and standards related to migration to EMV chip technology, tokenization, or other safety and security technologies.

Failure to compete effectively against any of these competitive threats could have a material adverse effect on us.

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

We depend, in part, on our merchant relationships and alliances to grow our Global Business Solutions business. If we are unable to maintain these relationships and alliances, our business may be adversely affected.

Our alliance structures take on different forms, including consolidated subsidiaries, equity method investments, and revenue sharing arrangements. Under our alliance program, a bank or other institution forms an alliance with us on an exclusive basis, either contractually or through a separate legal entity. Merchant contracts may be contributed to the alliance by us and/or the bank or institution. The banks and other institutions generally provide card association sponsorship, clearing, and settlement services and typically act as a merchant referral source when the institution has an existing banking or other relationship with such merchant. We provide transaction processing and related functions. Both we and our alliance partners may also provide management, sales, marketing, and other administrative services. The alliance structure allows us to be the processor for multiple financial institutions, any one of which may be selected by the merchant as its bank partner. We rely on the growth of our merchant relationships, alliances, and other distribution channels to support our business. There can be no guarantee that we will achieve this growth. The loss of merchant relationships or alliance and financial institution partners could negatively impact our business and result in a reduction of our revenue and profit.

Failure to obtain new clients or renew client contracts on favorable terms could adversely affect results of operations and financial condition.

Most of our sales involve long-term contracts, which generally require a notice period prior to their scheduled expiration if a client chooses not to renew. Some of these contracts may also allow for early termination upon the occurrence of certain events such as a change in control. While a vast majority of our contracts remain in effect through their scheduled expiration, we may face pricing pressure in obtaining and retaining our larger Global Business Solutions and Global Financial Solutions clients. Some of our competitors may offer more attractive fees to our current and prospective clients, or other services that we do not offer. Larger clients may be able to seek lower prices from us when they renew a contract, when a contract is extended, or when the client’s business has significant volume changes. They may also reduce services if they decide to move services in-house. Further, our SMB clients may exert pricing pressure due to pricing competition or other economic needs or pressures such clients experience from their customers. On some occasions, this pricing pressure results in lower revenue from a client than we had anticipated based on our previous agreement with that client. This reduction in revenue could result in an adverse effect on our business, operating results, and financial condition.

For potential clients of our Global Business Solutions and Global Financial Solutions segments, switching from one vendor of core processing or related software and services (or from an internally-developed system) to a new vendor is a significant undertaking. As a result, potential clients often resist change. We seek to overcome this resistance through strategies such as making investments to enhance the functionality of our software. However, there can be no assurance that our strategies for overcoming potential clients’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth.

Security breaches or attacks of our systems may have a significant effect on our business.

In order to provide our services, we process, store, and transmit sensitive business information and personal consumer information, including, but not limited to, names, bankcard numbers, home or business addresses, Social Security numbers, driver’s license numbers, and bank account numbers. Under the card network rules and various federal and state laws, we are responsible for information provided to us by merchants, ISOs, third-party service providers, and other agents. The confidentiality of such sensitive business information and personal consumer information that resides on our systems is critical to our business because we require such information to approve merchant accounts, process transactions, and protect against fraud. We cannot be certain that the security measures and procedures we have in place to protect this sensitive data will be successful or sufficient to counter all current and emerging technology threats designed to breach our systems in order to gain access to confidential information. The increasing sophistication of cyber criminals may increase the risk of a security breach of our systems. A breach of our products or systems processing or storing sensitive business information or personal consumer information could lead to claims against us, reputational damage, loss of our financial institution sponsorship, loss of clients’ and their customers’ confidence, as well as imposition of fines and damages, or potential restrictions imposed by card networks on our ability to process transactions, all of which could have a material adverse effect on our revenues, profitability, financial condition, and future growth. In addition, as security threats continue to evolve we may be required to invest additional resources to modify the security of our systems, which could have a material adverse effect on our results of operations.

We may experience breakdowns in our processing systems that could damage client relations and expose us to liability.

Our core business depends heavily on the reliability of our processing systems. A system outage could have a material adverse effect on our business, financial condition, and results of operations. Not only would we suffer damage to our reputation in the event of a system outage, but we may also be liable to third parties. Many of our contractual agreements with financial institutions require us to pay penalties if our systems do not meet certain operating standards. To successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include, but are not limited to, fire, natural disaster, unauthorized entry, power loss, telecommunications failure, computer viruses, terrorist acts, and war. Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures. To help protect against these events, we perform the vast majority of disaster recovery operations ourselves, but we also utilize select third parties for certain operations, particularly outside of the United States. To the extent we outsource our disaster recovery, we are at risk of the vendor’s unresponsiveness or other failures in the event of breakdowns in our systems. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

We may experience software defects, computer viruses, and development delays, which could damage client relations, our potential profitability and expose us to liability.

Our products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses, or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential clients, harm to our reputation, fines imposed by card networks, or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation-of-liability provisions in our license and other agreements with our clients, we cannot assure that these measures will be successful in limiting our liability.

Our merchants may be unable to satisfy obligations for which we may also be liable.

We are subject to the risk of our merchants being unable to satisfy obligations for which we may also be liable. For example, we and our merchants acquiring alliances may be subject to contingent liability for transactions originally acquired by us that are disputed by the cardholder and charged back to the merchants. If we or the alliance is unable to collect this amount from the merchant because of the merchant’s insolvency or other reasons, we or the alliance will bear the loss for the amount of the refund paid to the cardholder. We have an active program to manage our credit risk and often mitigate our risk by obtaining collateral. It is possible, however, that a default on such obligations by one or more of our merchants could have a material adverse effect on our business.

Fraud by merchants or others could have a material adverse effect on our business, financial condition, and results of operations.

We may be subject to potential liability for fraudulent electronic payment transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant or other party knowingly uses a stolen or counterfeit credit, debit or prepaid card, card number, or other credentials to record a false sales transaction, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Increases in chargebacks or other liability could have a material adverse effect on our business, financial condition, and results of operations.

Future consolidation of financial institution clients or other client groups may adversely affect our financial condition.

In recent years, we have been negatively affected by the substantial consolidation in the bank industry. Bank industry consolidation affects existing and potential clients in our service areas, primarily in Global Business Solutions and Global Financial Solutions. Our alliance strategy could also be negatively affected by consolidations, especially where the banks involved are committed to their internal merchant processing businesses that compete with us. Bank consolidation has led to an increasingly concentrated client base, resulting in a changing client mix for Global Financial Solutions as well as increased price compression. Further consolidation in the bank industry or other client base could have a negative impact on us, including a loss of revenue and price compression.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business may be adversely affected.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If such financial institutions should stop providing clearing services we must find other financial institutions to provide those services. If we are unable to find a replacement financial institution we may no longer be able to provide processing services to certain clients, which could negatively impact our revenue and earnings.

Because we rely on third-party vendors to provide products and services, we could be adversely impacted if they fail to fulfill their obligations.

Our business is dependent on third-party vendors to provide us with certain products and services. The failure of these vendors to perform their obligations in a timely manner could adversely affect our operations and profitability. In addition, if we are unable to renew our existing contracts with our most significant vendors, we might not be able to replace the related product or service at the same cost, which would negatively impact our profitability.

Changes in card association and debit network fees or products could increase costs or otherwise limit our operations.

From time to time, card associations and debit networks increase the organization and/or processing fees (known as interchange fees) that they charge. It is possible that competitive pressures will result in us absorbing a portion of such increases in the future, which would increase our operating costs, reduce our profit margin, and adversely affect our business, operating results, and financial condition. In addition, the various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would further limit our use of capital for other purposes.

Our business may be adversely affected by geopolitical and other risks associated with operations outside of the United States and, as we continue to expand internationally, we may incur higher than anticipated costs and may become more susceptible to these risks.

We offer merchant acquiring, processing and issuing services outside of the United States, including in the United Kingdom, Germany, Argentina, Greece, India, and Australia, where our principal non-U.S. operations are located. Our revenues derived from these and other non-U.S. operations are subject to additional risks, including those resulting from social and geopolitical instability and unfavorable political or diplomatic developments, all of which could negatively impact our financial results.

As we expand internationally and grow our non-U.S. client base, we may face challenges due to the presence of more established competitors and our lack of experience in such non-U.S. markets, and we may also incur higher than anticipated costs. For example, we expanded our presence in Brazil in the third quarter of 2014 by launching our acquiring solution developed specifically for Brazil. If we are unable to successfully manage expenses relating to the international expansion of our business, our financial position and results of operations could be negatively impacted.

Cost savings initiatives may not produce the savings expected and may negatively impact our other initiatives and efforts to grow our business.

In recent years, we have implemented certain measures aimed at improving our profitability and maintaining flexibility in our capital resources, including restructuring efforts to align the business with our strategic objectives and the introduction of cost savings initiatives. For example, in the fourth quarter of 2014, we began an off-shoring initiative to employ lower cost off-shore resources. We have forecasted cost savings from these initiatives based on a number of assumptions and expectations which, if achieved, would improve our profitability and cash flows from operating activities. However, there can be no assurance the expected results will be achieved. In addition, these and any future spending reductions, if any, may negatively impact our other initiatives or our efforts to grow our business, which may negatively impact our future results of operations and increase the burden on existing management, systems, and resources.

The ability to recruit, retain and develop qualified personnel is critical to our success and growth.

All of our businesses function at the intersection of rapidly changing technological, social, economic, and regulatory developments that requires a wide range of expertise and intellectual capital. For us to successfully compete and grow, we must retain, recruit, and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. In addition, we must develop our personnel to provide succession plans capable of maintaining continuity in our business. The market for qualified personnel, however, is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We cannot assure that key personnel, including executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on us.

Acquisitions and integrating such acquisitions create certain risks and may affect our operating results.

We have actively acquired businesses and may continue to make acquisitions of businesses or assets in the future. The acquisition and integration of businesses or assets involves a number of risks. The core risks are valuation (negotiating a fair price for the business), integration (managing the process of integrating the acquired company’s people, products, technology, and other assets to extract the value and synergies projected to be realized in connection with the acquisition), regulation (obtaining necessary regulatory or other government approvals that may be necessary to complete acquisitions), and diligence (identifying undisclosed or unknown liabilities or restrictions that will be assumed in the acquisition).

In addition, acquisitions outside of the United States often involve additional or increased risks including, for example:

•	managing geographically separated organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	complying with non-U.S. regulatory requirements;

•	fluctuations in currency exchange rates;

•	enforcement of intellectual property rights in some non-U.S. countries;

•	difficulty entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these new markets; and

•	general economic and political conditions.

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

We are highly leveraged. As of June 30, 2015, we had $21.0 billion of total debt. Our high degree of leverage could have important consequences, including:

•	increasing our vulnerability to adverse economic, industry, or competitive developments;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use cash flow to fund our operations, capital expenditures, and future business opportunities;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness;

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

Our financial condition and results of operations are dependent in part upon our ongoing ability to refinance our maturing indebtedness at attractive interest rates.

Successful execution of our business strategy is dependent in part upon our ability to manage our capital structure to reduce interest expense and enhance free cash flow generation. Our senior secured revolving credit facility has $1.25 billion in commitments that are scheduled to mature in June 2020. In addition, approximately $3.5 billion of obligations under our existing senior notes are scheduled to mature prior to December 31, 2020. We may not be able to refinance our senior secured credit facilities or our other existing indebtedness at or prior to their maturity at attractive rates of interest because of our high levels of debt, debt incurrence restrictions under our debt agreements or because of adverse conditions in credit markets generally.

An increase in interest rates may negatively impact our operating results and financial condition.

Certain of our borrowings, including borrowings under our senior secured credit facilities to the extent the interest rate is not fixed by an interest rate swap, are at variable rates of interest. An increase in interest rates would have a negative impact on our results of operations by causing an increase in interest expense. As of June 30, 2015, we had $8.6 billion aggregate principal amount of variable rate long-term indebtedness, of which interest rate swaps fix the interest rate on $5.0 billion in notional amount. As a result, as of June 30, 2015, the impact of a 100 basis point increase in interest rates would increase our annual interest expense by approximately $38 million.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase, or make distributions in respect of, our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross-default provisions and, in the case of our senior secured revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under these agreements, the holders of our debt could elect to declare all amounts outstanding thereunder to be immediately due and payable and, in the case of our senior secured revolving credit facility, terminate all commitments to extend further credit. Such actions by these holders could cause cross-defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facilities or holders of our senior secured notes could proceed against the collateral securing such debt. We have pledged a significant portion of our assets as collateral under our senior secured credit facilities and our senior secured notes. If the holders of our debt accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facilities or any other debt that may become due as a result of that acceleration and we could experience a material adverse effect on our financial condition and results of operations.

Our consolidated balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our financial condition and results of operations.

Our consolidated balance sheet includes goodwill and intangible assets that represent approximately 60% of our total assets at June 30, 2015. These assets consist primarily of goodwill and client relationship intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and certain other intangible assets are not amortized. On a regular basis we assess whether there have been impairments in the carrying value of goodwill and certain intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our financial condition and results of operations.

Our results of operations may be adversely affected by changes in foreign currency exchange rates.

We are subject to risks related to the changes in currency rates as a result of our investments in non-U.S. operations and from revenues generated in currencies other than the U.S. dollar. Revenue and profit generated by such non-U.S. operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. From time to time, we utilize foreign currency forward contracts or other derivative instruments to mitigate the cash flow or market value risks associated with foreign currency-denominated transactions. These hedge contracts may not, however, eliminate all of the risks related to foreign currency translation. In addition, we may become subject to exchange control regulations that restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. Any of these factors could decrease the value of revenues and earnings we derive from our non-U.S. operations and have a material adverse impact on our business.

Unfavorable resolution of tax contingencies could adversely affect our results of operations and cash flows from operations.

Our tax returns and positions are subject to review and audit by federal, state, local, and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations as well as our cash flows from operations. We have established contingency reserves for material, known tax exposures relating to deductions, transactions, and other matters involving some uncertainty as to the proper tax treatment of the item. These reserves reflect what we believe to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. While we believe that the reserves are adequate to cover reasonably expected tax risks, there is no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial cost not in excess of any related reserve. An unfavorable resolution, therefore, could negatively impact our effective tax rate, financial position, results of operations, and cash flows in the current and/or future periods.

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
If we transform into a listed public company our costs will increase our costs and it may disrupt the regular operations of our business.
Since 2007, we have operated as a privately owned company. If we transform into a listed public company, we expect that we would incur additional legal, regulatory, finance, accounting, investor relations and other administrative expenses as a result of having publicly traded common stock. In addition, while we are currently in compliance with portions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we would be required under the Sarbanes-Oxley Act, as well as rules adopted by the SEC and the applicable stock exchange, to implement specified corporate governance practices that currently do not apply to us as a private company.
If we transform into a listed public company, we would become obligated to file with the SEC annual and quarterly information and other reports. We also would be required to ensure that we have the ability to prepare financial statements on a timely basis that fully comply with all SEC reporting requirements and maintain effective internal controls over financial reporting.

The additional demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities to management and administrative oversight, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. Any of these effects could harm our business, financial condition and results of operations.
Affiliates of KKR control us and their interests may conflict with the interests of other interested parties.
Affiliates of KKR beneficially own a majority of the combined voting power of our common stock. As a result, affiliates of KKR have the ability to elect all of the members of our Board and thereby control our policies and operations, including the appointment of management, future issuances of our securities, the payment of dividends, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions and the interests of affiliates of KKR may not in all cases be aligned with the interests of other interested parties.
In addition, KKR may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to other interested parties. For example, KKR could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue generating assets. KKR is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that none of KKR, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. KKR also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Our ability to utilize net operating loss carryforwards could be limited if we were to experience an ownership change as defined in the Internal Revenue Code.
Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that impose an annual limitation on the ability of a company with net operating loss carryforwards that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock (by value) over a three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership changes among holders owning directly or indirectly 5% or more of the shares of stock of a company or any change in ownership arising from a new issuance of shares of stock by such company. If a company’s income in any year is less than the annual limitation prescribed by Section 382 of the Code, the unused portion of such limitation amount may be carried forward to increase the limitation (and net operating loss carryforward utilization) in subsequent tax years. If we were to undergo an ownership change as a result of future transactions involving our common stock, including purchases or sales of common stock between 5% holders, our ability to use our net operating loss carryforwards would be subject to the limitations of Section 382 of the Code. As a result, a portion of our net operating loss carryforwards may expire before we would be able to use them. If we are unable to utilize our net operating loss carryforwards, there may be a negative impact on our financial position and results of operations. In addition to the aforementioned federal income tax implications pursuant to Section 382 of the Code, most states follow the general provisions of Section 382 of the Code, either explicitly or implicitly resulting in separate state net operating loss limitations.
Regulatory and Legal Risks

Failure to comply with, or changes in, laws, regulations and enforcement activities may adversely affect the products, services, and markets in which we operate.

We and our clients are subject to laws and regulations that affect the electronic payments industry in the many countries in which our services are used. In particular, our clients are subject to numerous laws and regulations applicable to banks, financial institutions, and card issuers in the United States and abroad, and, consequently, we are at times affected by these federal, state, and local laws and regulations. The U.S. government has increased its scrutiny of a number of credit card practices, from which some of our clients derive significant revenue. Regulation of the payments industry, including regulations applicable to us and our clients, has increased significantly in recent years. Failure to comply with laws and regulations applicable to our business may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of consent orders or civil and criminal penalties, including fines which could have an adverse effect on our results of operation and financial condition.

We are subject to U.S. and international financial services regulations, a myriad of consumer protection laws, economic sanctions, laws and regulations, and anti-corruption laws, escheat regulations and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative financial effect on us. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), significantly changed the U.S. financial regulatory system by, among other things, creating the Consumer Financial Protection Bureau (the “CFPB”) to regulate consumer financial products and services (including many offered by our clients), restrict debit card fees paid by merchants to issuer banks and allow merchants to offer discounts for different payment methods. CFPB rules, examinations, and enforcement actions may require us to adjust our activities and may increase our compliance costs. Changing regulations or standards in the area of privacy and data protection could also adversely impact us. In addition, certain of our alliance partners are subject to regulation by federal and state authority and, as a result, could pass through some of those compliance obligations to us.

Failure to comply with the U.S. Foreign Corrupt Practices Act, anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to penalties and other adverse consequences.

We operate our business around the world, including in certain foreign countries with developing economies, where companies often engage in business practices that are prohibited by U.S. and U.K. regulations, including the United States Foreign Corrupt Practices Act, (the “FCPA”) and the U.K. Bribery Act. Such laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the U.S. and other business entities for the purpose of obtaining or retaining business. We have implemented policies to discourage such practices; however, there can be no assurance that all of our employees, consultants, and agents, including those that may be based in or from countries where practices that violate U.S. laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.

In addition, we are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA Patriot Act of 2001 (the “BSA”). Among other things, the BSA requires money services businesses (such as money transmitters and providers of prepaid access) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. Our subsidiary Money Network Financial LLC provides prepaid access for various open loop prepaid programs for which it is the program manager and therefore must meet the requirements of the Financial Crimes Enforcement Network, the agency that enforces the BSA.

We are also subject to certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control (“OFAC”) which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations.

Similar anti-money laundering and counter terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified in lists maintained by the country equivalents to OFAC lists in several other countries and require specific data retention obligations to be observed by intermediaries in the payment process. Our businesses in those jurisdictions are subject to those data retention obligations. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspects of our business.

Changes in credit card association or other network rules or standards could adversely affect our business.

In order to provide our transaction processing services, several of our subsidiaries are registered with Visa and MasterCard and other networks as members or service providers for member institutions. As such, we and many of our clients are subject to card association and network rules that could subject us or our clients to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by us, acquiring clients, processing clients, and merchants. Visa, MasterCard, and other networks, some of which are our competitors, set the rules and standards with which we must comply. The termination of our member registration or our status as a certified service provider, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to or through our clients, could have an adverse effect on our business, results of operations, and financial condition.

Failure to protect our intellectual property rights and defend ourselves from potential patent infringement claims may diminish our competitive advantages or restrict us from delivering our services.

Our trademarks, patents, and other intellectual property are important to our future success. The First Data trademark and trade name and the STAR trademark and trade name are intellectual property rights which are individually material to us. These trademarks and trade names are widely recognized and associated with quality and reliable service. Loss of the proprietary use of the First Data or STAR trademarks and trade names or a diminution in the perceived quality associated with them could harm the growth of our businesses. We also rely on proprietary technology. It is possible that others will independently develop the same or similar technology. Further, we use open source architecture in connection with our solutions, in particular our Clover open architecture platform. Companies that incorporate open source platforms into their solutions have, from time to time, faced claims challenging the ownership of such platforms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. We cannot guarantee that we can protect our trade secrets, know-how, or other proprietary information. Our patents could be challenged, invalidated or circumvented by others, and may not be of sufficient scope or strength to provide us with any meaningful protection or advantage. If we are unable to maintain the proprietary nature of our technologies, we could lose competitive advantages and be materially adversely affected. Additionally, the laws of certain non-U.S. countries where we do business or contemplate doing business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in judicial or administrative proceedings could prevent us from selling our services or prevent us from preventing others from selling competing services, and thereby may have a material adverse effect on the business and results of operations. Additionally, claims have been made, are currently pending, and other claims may be made in the future, with regard to our technology allegedly infringing on a patent or other intellectual property rights. Unfavorable resolution of these claims could either result in us being restricted from delivering the related product or service or result in a settlement that could be materially adverse to us.

Failure to comply with state and federal antitrust requirements could adversely affect our business.

Through our merchant alliances, we hold an ownership interest in several competing merchant acquiring businesses while serving as an electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, we actively maintain an antitrust compliance program. Notwithstanding our compliance program, it is possible that perceived or actual violations of state or federal antitrust requirements could give rise to regulatory enforcement investigations or actions. Regulatory scrutiny of, or regulatory enforcement action in connection with, compliance with state and federal antitrust requirements could have a material adverse effect on our reputation and business.

We are the subject of various legal proceedings which could have a material adverse effect on our revenue and profitability.

We are involved in various litigation matters. We are also involved in or are the subject of governmental or regulatory agency inquiries or investigations and make voluntary self-disclosures to government or regulatory agencies from time to time. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees, and/or change our business practices, any of which could have a material adverse effect on our revenue and profitability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
4.1	2015 May Amendment, dated as of June 2, 2015, among the Company, certain of its subsidiaries, certain lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent Exhibit A - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	6/03/2015
4.2	2015 June Joinder Agreement, dated as of July 10, 2015, among the Company, certain of its subsidiaries, the lender party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent Exhibit B - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	7/15/2015
10.1*	Form of Stock Option Agreement	S-1	1-11073	10.16	7/20/2015
10.2 *	Form of Restricted Stock Agreement	S-1	1-11073	10.17	7/20/2015
10.3 *	Form of Management Stockholder’s Agreement	S-1	1-11073	10.18	7/20/2015
21.1	Subsidiaries of First Data Corporation	S-1	1-11073	21.1	7/20/2015
31.1 (1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

*	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date:	August 4, 2015	By	/s/ MICHAEL K. NEBORAK
Michael K. Neborak
Executive Vice President, Director of Finance
(principal financial officer)

Date:	August 4, 2015	By	/s/ MATTHEW CAGWIN
Matthew Cagwin
Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)