Form 10-Q
period 2015-09-30
FIRST DATA CORP
filed 2015-11-10
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Class A Common Stock, $0.01 par value per share	179,873,244 shares
Class B Common Stock, $0.01 par value per share	719,330,114 shares

Unless otherwise indicated or the context otherwise requires, financial data in this Form 10-Q reflects the consolidated business and operations of First Data Corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references herein to “First Data,” “FDC,” the “Company,” “we,” “our,” or “us” refer to First Data Corporation and its consolidated subsidiaries.
Amounts in this Form 10-Q and the consolidated financial statements included in this Form 10-Q are presented in U.S. Dollars rounded to the nearest million, unless otherwise noted. The audited consolidated financial statements contained in our Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b) that are referenced throughout this Form 10-Q have been updated to reflect the Company's segment realignment and debt extinguishment adjustments in the second quarter of 2015. The accounting policies set out in the audited consolidated financial statements have been consistently applied to all periods presented.

FORWARD LOOKING STATEMENTS

Certain matters we discuss in this Quarterly Report on Form 10-Q and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA), earnings, margins, growth rates and other financial results for future periods. By their nature, forward-looking statements speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results could differ materially and adversely from our forward-looking statements due to a variety of factors, including the following: (1) adverse impacts from global economic, political, and other conditions affecting trends in consumer, business, and government spending; (2) our ability to anticipate and respond to changing industry trends, including technological changes and increasing competition; (3) our ability to successfully renew existing client contracts on favorable terms and obtain new clients; (4) our ability to prevent a material breach of security of any of our systems; (5) our ability to implement and improve processing systems to provide new products, improve functionality, and increase efficiencies; (6) our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (7) credit and fraud risks in our business units and merchant alliances, particularly in the context of eCommerce and mobile markets; (8) consolidation among financial institution clients or other client groups that impacts our client relationships; (9) our ability to improve our profitability and maintain flexibility in our capital resources through the implementation of cost savings initiatives; (10) our ability to successfully value and integrate acquired businesses, including those outside of the United States; (11) our high degree of leverage; (12) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (13) changes in the interest rate environment that increase interest on our borrowings or the interest rate at which we can refinance our borrowings; (14) the impact of new laws, regulations, credit card association rules, or other industry standards; and (15) new lawsuits, investigations, or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, and various other factors set forth in Risk Factors in our Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b). Except as required by law, we do not intend to revise or update any forward-looking statement as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share and share amounts)	2015	2014	2015	2014
Revenues:
Transaction and processing service fees (a)	$1,673	$1,652	$4,906	$4,864
Product sales and other (a)	309	252	844	712
Total revenues (excluding reimbursable items)	1,982	1,904	5,750	5,576
Reimbursable PIN debit fees, postage, and other	938	888	2,737	2,693
Total revenues	2,920	2,792	8,487	8,269
Expenses:
Cost of services (exclusive of items shown below)	686	671	2,055	1,971
Cost of products sold	96	80	257	240
Selling, general, and administrative	521	528	1,567	1,538
Depreciation and amortization	257	268	760	796
Other operating expenses:
Restructuring, net	20	4	40	11
Total expenses (excluding reimbursable items)	1,580	1,551	4,679	4,556
Reimbursable PIN debit fees, postage, and other	938	888	2,737	2,693
Total expenses	2,518	2,439	7,416	7,249
Operating profit	402	353	1,071	1,020
Interest income	1	2	3	9
Interest expense	(389)	(407)	(1,202)	(1,334)
Loss on debt extinguishment	(108)	(271)	(108)	(274)
Other income (expense)	(10)	57	1	140
	(506)	(619)	(1,306)	(1,459)
Loss before income taxes and equity earnings in affiliates	(104)	(266)	(235)	(439)
Income tax expense (benefit)	32	(23)	45	54
Equity earnings in affiliates	61	55	175	163
Net loss	(75)	(188)	(105)	(330)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	51	47	159	140
Net loss attributable to First Data Corporation	$(126)	$(235)	$(264)	$(470)

Net loss per share, basic and diluted	$(126,000)	$(235,000)	$(264,000)	$(470,000)
Weighted-average shares used to compute basic and diluted net loss per share	1,000	1,000	1,000	1,000

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $55 million and $153 million for the three and nine months ended September 30, 2015, respectively, and $45 million and $135 million for the comparable periods in 2014.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Net loss	$(75)	$(188)	$(105)	$(330)
Other comprehensive income (loss), net of tax:
Net change in unrealized (gains) losses on securities, net of reclassifications	(2)	2	3	2
Foreign currency translation adjustment	(85)	(152)	(221)	(168)
Pension liability adjustments	—	—	2	1
Total other comprehensive income (loss), net of tax	(87)	(150)	(216)	(165)
Comprehensive income (loss)	(162)	(338)	(321)	(495)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	51	40	151	133
Comprehensive income (loss) attributable to First Data Corporation	$(213)	$(378)	$(472)	$(628)

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions, except common stock share amounts)	As of September 30, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$368	$358
Accounts receivable, net of allowance for doubtful accounts of $57 and $51	1,741	1,752
Settlement assets	7,114	7,555
Other current assets	439	289
Total current assets	9,662	9,954
Property and equipment, net of accumulated depreciation of $1,377 and $1,233	932	930
Goodwill	16,892	17,017
Customer relationships, net of accumulated amortization of $5,190 and $4,871	2,259	2,604
Other intangibles, net of accumulated amortization of $2,070 and $1,965	1,778	1,745
Investment in affiliates	1,058	1,101
Other long-term assets	859	849
Total assets	$33,440	$34,200
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$243	$280
Short-term and current portion of long-term borrowings	361	161
Settlement obligations	7,115	7,557
Other current liabilities	1,517	1,533
Total current liabilities	9,236	9,531
Long-term borrowings	20,816	20,760
Long-term deferred tax liabilities	544	521
Other long-term liabilities	780	788
Total liabilities	31,376	31,600
Commitments and contingencies (See note 8)
Redeemable noncontrolling interest	78	70
First Data Corporation shareholder's deficit:
Common stock, $0.01 par value; 1,000 shares authorized and issued (2015 and 2014)	—	—
Additional paid-in capital	9,919	9,906
Accumulated loss	(9,815)	(9,547)
Accumulated other comprehensive loss	(1,137)	(929)
Total First Data Corporation shareholder's deficit	(1,033)	(570)
Noncontrolling interests	3,019	3,100
Total equity	1,986	2,530
Total liabilities and equity	$33,440	$34,200
 See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(105)	$(330)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	843	878
Charges related to other operating expenses and other income	147	145
Other non-cash and non-operating items, net	(13)	(8)
(Decrease) increase in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	(66)	53
Other assets, current and long-term	(16)	64
Accounts payable and other liabilities, current and long-term	(71)	(180)
Income tax accounts	(32)	(23)
Net cash provided by operating activities	687	599
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	4	270
Additions to property and equipment	(213)	(214)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(244)	(196)
Acquisitions, net of cash acquired	(89)	(30)
Proceeds from sale of property and equipment	3	3
Purchase of investments	(17)	—
Other investing activities	2	2
Net cash used in investing activities	(554)	(165)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	219	(35)
Proceeds from issuance of long-term debt	2,206	1,830
Payment of debt issuance cost	(104)	(355)
Principal payments on long-term debt	(2,185)	(3,725)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(232)	(201)
Purchase of noncontrolling interest	—	(1)
Capital transactions with parent, net	(13)	2,035
Net cash used in financing activities	(109)	(452)
Effect of exchange rate changes on cash and cash equivalents	(14)	(21)
Change in cash and cash equivalents	10	(39)
Cash and cash equivalents at beginning of period	358	425
Cash and cash equivalents at end of period	$368	$386
NON-CASH TRANSACTIONS:
Capital leases, net of trade-ins	$33	$101

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Shareholder
(in millions, except common share amounts)	Common Shares	Accumulated Loss	Accumulated Other Comprehensive Loss	Paid-In Capital	Noncontrolling Interests	Total
Balance, December 31, 2014	1,000	$(9,547)	$(929)	$9,906	$3,100	$2,530
Dividends and distributions paid to noncontrolling interests	—	—	—	—	(206)	(206)
Net (loss) income (a)	—	(264)	—	—	133	(131)
Other comprehensive loss	—	—	(208)	—	(8)	(216)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	(8)	—	(8)
Stock compensation expense and other	—	—	—	21	—	21
Cash dividends paid by First Data Corporation to Parent	—	(4)	—	—	—	(4)
Balance, September 30, 2015	1,000	$(9,815)	$(1,137)	$9,919	$3,019	$1,986

	First Data Corporation Shareholder
(in millions, except common share amounts)	Common Shares	Accumulated Loss	Accumulated Other Comprehensive Loss	Paid-In Capital	Noncontrolling Interests	Total
Balance, December 31, 2013	1,000	$(8,403)	$(589)	$7,384	$3,183	$1,575
Dividends and distributions paid to noncontrolling interests	—	—	—	—	(175)	(175)
Net (loss) income (a)	—	(470)	—	—	115	(355)
Other comprehensive loss	—	—	(158)	—	(7)	(165)
Adjustment to noncontrolling interest and redemption value of redeemable noncontrolling interest	—	—	—	(3)	—	(3)
Stock compensation expense and other	—	—	—	39	—	39
Capital Contribution from First Data Holdings	—	—	—	2,482	—	2,482
Cash dividends paid by First Data Corporation to Parent	—	(440)	—	—	—	(440)
Balance, September 30, 2014	1,000	$(9,313)	$(747)	$9,902	$3,116	$2,958

(a)
The total net loss presented in the unaudited consolidated statements of equity for the nine months ended September 30, 2015 and 2014 is $26 million and $25 million, respectively, greater than the amount presented in the unaudited consolidated statements of operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Business Description

First Data Corporation (FDC or the Company) is a global leader in commerce-enabling technology and solutions, for merchants, financial institutions, and card issuers. The services the Company provides include merchant transaction processing and acquiring; credit, retail, and debit card issuing and processing; prepaid services; and check verification, settlement and guarantee services.

On October 15, 2015, the Company filed its Prospectus with the Securities and Exchange Commission pursuant to Rule 424(b). The Company issued 176,076,869 shares of Class A common stock and began trading on the New York Stock Exchange under the symbol "FDC". The net proceeds to the Company from the offering, after deducting underwriting discounts, commissions, and Kohlberg Kravis Roberts & Co. L.P. (KKR) termination fees was $2.6 billion. On November 2, 2015, the Company used proceeds to redeem all $510 million aggregate principal amount of its 11.25% senior unsecured notes due 2021 and intends to use the remaining proceeds to redeem approximately $1.8 billion aggregate principal amount of its 12.625% senior unsecured notes due 2021, to pay applicable premiums and related fees and expenses, and for general corporate purposes.
On October 13, 2015, First Data Holdings Inc. (FDH), the Company's direct parent company, merged with and into First Data Corporation, with First Data Corporation being the surviving entity (HoldCo Merger). All outstanding shares of FDH were converted into Class B common stock, which are entitled to ten votes per share. All outstanding common stock of FDC were eliminated upon the merger. The Company will account for the HoldCo Merger as a transfer of assets between entities under common control and will reflect the transaction in its financial statements on a prospective basis beginning with the Company's 2015 consolidated financial statements on Form 10-K.
On October 13, 2015, the Company amended its certificate of incorporation which affected a reverse stock split of the Company’s authorized, issued and outstanding Class B common stock, on the basis of 1 new share of Class B common stock for each 3.16091 old shares of common stock. Note 9 “Stock Compensation Plans” within these consolidated financial statements has been retrospectively adjusted to reflect the impact of the reverse stock split. The shares on the Company’s consolidated balance sheet have not been adjusted because the shares of FDC stock were not subject to the stock split.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Company's Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b). Significant accounting policies disclosed therein have not changed.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2015 and the consolidated results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 and the consolidated cash flows and changes in equity for the nine months ended September 30, 2015 and 2014. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

processing service fees.” Also not included is amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line. The following table presents the amounts associated with such amortization:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Amortization of initial payments for new contracts	$14	$13	$38	$35
Amortization related to equity method investments	15	15	45	47

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

In the case of contracts that the Company owns and manages, revenue is comprised of fees charged to the client, net of interchange fees and assessments charged by the credit card associations, and is recognized at the time the client accepts a point of sale transaction. The fees charged to the client are a percentage of the credit card and signature based debit card transaction’s dollar value, a fixed amount or a combination of the two. Personal identification number based debit (PIN-debit) network fees are recognized in “Reimbursable PIN debit fees, postage, and other” revenues and expenses in the unaudited consolidated statements of operations. STAR Network access fees charged to clients are assessed on a per transaction basis. Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Interchange fees and assessments	$5,598	$5,218	$16,089	$15,091
Debit network fees	757	729	2,227	2,221

The Company records deferred revenue when it receives payments or invoices in advance of the delivery of products or the performance of services. The deferred revenue is recognized into earnings when underlying performance obligations are achieved. As of September 30, 2015 and December 31, 2014, current deferred revenue included within "Other current liabilities" in the Company's unaudited consolidated balance sheets was $108 million and $84 million, respectively. As of September 30, 2015 and December 31, 2014, noncurrent deferred revenue included within "Other long-term liabilities" in the Company's unaudited consolidated balance sheets was $137 million and $118 million, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to First Data Corporation by the weighted-average shares outstanding during the period, without consideration for any potential dilutive shares. Dilutive loss per share is the same as basic loss per share for all periods presented because there are no dilutive or potentially dilutive securities.

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in an exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. As amended in August 2015, the guidance is effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. The FASB also permitted early adoption of the standard, but not before December 15, 2016. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

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
Note 2: Supplemental Financial Information
Supplemental Unaudited Consolidated Statements of Operations Information

The following table details the components of “Other income (expense)” on the unaudited consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Investment gains	$—	$11	$—	$100
Derivative financial instruments gains and (losses)	(9)	6	(25)	2
Divestitures, net gains	—	1	3	2
Non-operating foreign currency gains and (losses)	(1)	39	23	36
Other income (expense)	$(10)	$57	$1	$140
Note 3: Restructuring

The Company recorded restructuring charges during the three and nine months ended September 30, 2015 and 2014, in connection with management’s alignment of the business with strategic objectives, cost savings initiatives, the departure of certain executive officers, and refinements of estimates.

On May 4, 2015, the Company announced a strategic expense management initiative to optimize its annualized expense base by mid-2016. Anticipated restructuring costs will be approximately $75 million, mainly cash, and began being recognized in the second quarter of 2015. The net charge is expected to include costs for severance, retention, and transition, asset impairments, professional services fees, and gains/losses on the sale of facilities. The vast majority of the net charge will be related to personnel (severance, retention and transition).

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Global Business Solutions	$(9)	$(1)	$(14)	$(1)
Global Financial Solutions	(5)	(1)	(9)	—
Network & Security Solutions	(1)	—	(1)	(1)
Corporate	(5)	(2)	(16)	(9)
Restructuring, net	$(20)	$(4)	$(40)	$(11)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s utilization of restructuring accruals for the period presented:

(in millions)	Employee Severance	Other
Remaining accrual as of January 1, 2015	$12	$1
Restructuring, net	37	3
Cash payments and other	(16)	(3)
Remaining accrual as of September 30, 2015	$33	$1

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

In addition to TWI, the Company also completed an acquisition of a webstore builder as well as an acquisition of a wholesale independent sales organization, both of which are reported in the Company's Global Business Solutions segment.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5: Borrowings

(in millions)	As of September 30, 2015	As of December 31, 2014
Short-term borrowings:
Foreign lines of credit and other arrangements	$33	$68
Senior secured revolving credit facility	260	10
Total short-term borrowings	293	78
Current portion of long-term borrowings:
4.95% Unsecured notes due 2015	—	10
Capital lease obligations	68	73
Total current portion of long-term borrowings	68	83
Total Short-term and current portion of long-term borrowings	361	161
Long-term borrowings:
Senior secured term loan facility due March 2017, net of unamortized discount of $3 and $4	1,456	1,457
Senior secured term loan facility due March 2018, net of unamortized discount of $29 and $38	4,918	4,939
Senior secured term loan facility due September 2018, net of unamortized discount of $16 and $21	992	987
Senior secured term loan facility due March 2021, net of unamortized discount of $9 and $11	1,167	1,180
Senior secured term loan facility due July 2022, net of unamortized discount of $16	988	—
7.375% Senior secured first lien notes due 2019, net of unamortized discount of $0 and $19	—	1,576
8.875% Senior secured first lien notes due 2020, net of unamortized discount of $0 and $10	—	500
6.75% Senior secured first lien notes due 2020, net of unamortized discount of $12 and $14	1,385	1,383
5.375% Senior secured first lien notes due 2023, net of unamortized discount of $12	1,198	—
8.25% Senior secured second lien notes due 2021, net of unamortized discount of $10 and $11	1,990	1,989
8.75% Senior secured second lien notes due 2022, net of unamortized discount of $5 and $6	995	994
12.625% Senior unsecured notes due 2021, net of unamortized discount of $14 and $16	2,986	2,984
10.625% Senior unsecured notes due 2021, net of unamortized discount of $1 and $1	529	529
11.25% Senior unsecured notes due 2021, net of unamortized discount of $8 and $10	502	500
11.75% Senior unsecured subordinated notes due 2021, net of unamortized discount of $1 and $1	1,608	1,608
Capital lease obligations	102	134
Total long-term borrowings	20,816	20,760
Total borrowings	$21,177	$20,921

Lines of Credit and Other Arrangements

As of September 30, 2015 and December 31, 2014, the Company had $289 million and $349 million, respectively, available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. As of September 30, 2015, the Company had a $150 million committed line of credit for one of the Company's U.S. alliances. The remainder of these arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the euro. Of the amounts outstanding as of September 30, 2015 and December 31, 2014, $20 million and $67 million, respectively, were uncommitted.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Secured Revolving Credit Facility

On June 2, 2015, the Company terminated and replaced its previous $1.0 billion senior secured revolving credit facility maturing September 24, 2016 with a new $1.25 billion senior secured revolving credit facility maturing on June 2, 2020 subject to certain earlier springing maturity provisions in certain circumstances. The Company had $260 million and $10 million outstanding against these facilities as of September 30, 2015 and December 31, 2014, respectively. Up to $250 million of the new senior secured revolving credit facility is available for letters of credit, of which $46 million and $43 million of letters of credit were issued under these facilities as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, $944 million remained available.

Recent Events

On July 10, 2015, the Company entered into an amendment to its senior secured credit facilities providing for incremental term loans of $725 million and €250 million ($276 million), the proceeds of which were used to redeem $955 million of the Company's 7.375% senior secured first lien notes due 2019. Associated with the redemption, the Company incurred $45 million in loss on debt extinguishment.

On August 11, 2015, the Company issued $1.2 billion of 5.375% senior secured first lien notes due 2023. Proceeds from this offering are being used to redeem and/or repurchase outstanding amounts under the Company's 7.375% senior secured first lien notes due 2019 and the Company's 8.875% senior secured first lien notes due 2020. Associated with this transaction, the Company incurred $63 million in loss on debt extinguishment.

Fair Value Measurement

As of September 30, 2015, the fair value of the Company's long-term borrowings was $21.7 billion. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.
Note 6: Segment Information

During the second quarter, the Company realigned its operating segments into three reportable segments: Global Business Solutions, Global Financial Solutions, and Network & Security Solutions. Following the realignment, the Company retroactively adjusted all segment related disclosures included within the notes to the unaudited consolidated financial statements. For a detailed discussion of the Company’s principles and detailed discussions regarding its operating segments refer to note 13 “Segment Information” in the Company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Company's Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b), which reflects the Company's realigned operating segments.

The following tables present the Company’s operating segment results for the periods presented:

	Three months ended September 30, 2015
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Transaction and processing service fees	$801	$341	$339	$—	$1,481
Product sales and other	223	50	35	—	308
Equity earnings in affiliates	8	—	—	—	8
Total segment revenues	$1,032	$391	$374	$—	$1,797
Depreciation and amortization	$124	$98	$22	$8	$252
Segment EBITDA (a)	431	145	162	(35)	703
Other operating expenses and other income (expense) excluding divestitures	34	(7)	(1)	(56)	(30)

(a)	Earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA). Refer to Item 2. Management's Discussion and Analysis - Segment Results where Segment EBITDA is defined.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30, 2014
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Transaction and processing service fees	$818	$334	$321	$—	$1,473
Product sales and other	188	44	22	—	254
Equity earnings in affiliates	7	—	—	—	7
Total segment revenues	$1,013	$378	$343	$—	$1,734
Depreciation and amortization	$130	$107	$23	$1	$261
Segment EBITDA	415	133	151	(43)	656
Other operating expenses and other income (expense) excluding divestitures	50	(1)	8	(5)	52

	Nine months ended September 30, 2015
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Transaction and processing service fees	$2,413	$974	$965	$—	$4,352
Product sales and other	613	127	101	—	841
Equity earnings in affiliates	24	—	—	—	24
Total segment revenues	$3,050	$1,101	$1,066	$—	$5,217
Depreciation and amortization	$365	$293	$65	$20	$743
Segment EBITDA	1,245	388	448	(113)	1,968
Other operating expenses and other income (expense) excluding divestitures	55	(14)	(1)	(82)	(42)

	Nine months ended September 30, 2014
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Transaction and processing service fees	$2,440	$977	$946	$—	$4,363
Product sales and other	535	121	64	—	720
Equity earnings in affiliates	22	—	—	—	22
Total segment revenues	$2,997	$1,098	$1,010	$—	$5,105
Depreciation and amortization	$387	$306	$70	$17	$780
Segment EBITDA	1,252	379	448	(128)	1,951
Other operating expenses and other income (expense) excluding divestitures	11	—	96	20	127

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Total segment revenues	$1,797	$1,734	$5,217	$5,105
Adjustments to reconcile to total revenues:
Adjustments for non-wholly-owned entities (a)	18	15	58	31
Independent sales organizations (ISO) commission expense	167	155	475	440
Reimbursable PIN debit fees, postage, and other	938	888	2,737	2,693
Total revenues	$2,920	$2,792	$8,487	$8,269
Segment EBITDA:
Global Business Solutions	$431	$415	$1,245	$1,252
Global Financial Solutions	145	133	388	379
Network & Security Solutions	162	151	448	448
Total reported segments	738	699	2,081	2,079
Corporate	(35)	(43)	(113)	(128)
Adjusted EBITDA	703	656	1,968	1,951
Adjustments to reconcile to Net loss attributable to First Data Corporation:
Adjustments for non-wholly-owned entities (a)	6	7	19	17
Depreciation and amortization	(257)	(268)	(760)	(796)
Interest expense	(389)	(407)	(1,202)	(1,334)
Interest income	1	2	3	9
Loss on debt extinguishment	(108)	(271)	(108)	(274)
Other items (b)	(32)	44	(82)	96
Income tax expense	(32)	23	(45)	(54)
Stock-based compensation	(8)	(11)	(31)	(45)
Costs of alliance conversions	—	(4)	(5)	(17)
KKR related items	(6)	(6)	(17)	(20)
Debt issuance costs	(4)	—	(4)	(3)
Net loss attributable to First Data Corporation	$(126)	$(235)	$(264)	$(470)

(a)	Net adjustment to reflect the Company’s proportionate share of alliance revenue and EBITDA and amortization related to equity method investments not included in segment EBITDA.

(b)
Includes adjustments to exclude the official check and money order businesses due to the Company's wind down of these businesses, restructuring, non-normal course litigation and regulatory settlements, and “Other income (expense)” as presented in the unaudited consolidated statements of operations, which includes divestitures, impairments, derivative gains and (losses), and non-operating foreign currency gains and (losses).

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the unaudited consolidated statements of cash flows and unaudited consolidated statements of operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Segment depreciation and amortization	$252	$261	$743	$780
Adjustments for non-wholly owned entities	20	22	62	63
Amortization of initial payments for new contracts (a)	14	13	38	35
Total consolidated depreciation and amortization per unaudited consolidated statements of cash flows	286	296	843	878
Amortization of equity method investments (b)	(15)	(15)	(45)	(47)
Amortization of initial payments for new contracts (a)	(14)	(13)	(38)	(35)
Total consolidated depreciation and amortization per unaudited consolidated statements of operations	$257	$268	$760	$796

(a)	Included in "Transaction and processing service fees" as contra-revenue in the Company's unaudited consolidated statements of operations.

(b)	Included in "Equity earnings in affiliates" in the Company's unaudited consolidated statements of operations.
Note 7: Redeemable Noncontrolling Interest

One of the Company's noncontrolling interests is redeemable at the option of the holder and is presented outside of equity and carried at its estimated redemption value.

The following table presents a summary of the redeemable noncontrolling interest activity during the periods presented:

(in millions)	2015	2014
Balance as of January 1,	$70	$69
Distributions	(26)	(26)
Share of income	26	25
Adjustment to redemption value of redeemable noncontrolling interest	8	2
Balance as of September 30,	$78	$70
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

Legal

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) merchant customer matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee, and collection activities; and (3) other matters which may include issues such as employment. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $20 million for patent infringement, $0 to $50 million for merchant customer matters, and $0 to $30 million for other matters, resulting in a total estimated range of possible losses of $0 to $100 million for all of the matters described above.

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

Contingent Consideration

Over the past three years, the Company completed acquisitions in which contingent consideration was recorded. The transactions called for cash consideration as well as contingent payments for achievement of certain milestones. As part of the purchase price, the Company recorded a $29 million liability for the contingent consideration, of which $1 million was paid during the nine months ended September 30, 2015. During the three months ended September 30, 2015, the Company evaluated the liability and decreased the fair value of the liability by $10 million, $18 million remained accrued as of September 30, 2015. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date. The primary assumption is the estimated number of client locations that will be using the software or technology in the next three years.
Note 9: Stock Compensation Plans

The Company’s parent, FDH, has a stock incentive plan for employees of the Company and its affiliates (stock plan). This plan transferred to the Company as part of the merger with FDH on October 13, 2015. Stock compensation expense associated with this stock plan is recorded by the Company. Stock compensation expense for certain awards is only recognized upon liquidity or an employment termination event which triggers vesting. For the remaining awards that vest based solely on service conditions, expense is recognized over the requisite service period. As discussed in note 1 "Basis of Presentation and Summary of Significant Accounting Policies", on October 15, 2015 the Company filed its Prospectus with the Securities and Exchange Commission pursuant to Rule 424(b) and started trading on the New York Stock Exchange.

Total stock-based compensation expense recognized in the unaudited consolidated statements of operations was as follows for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Total stock-based compensation expense (pretax)	$8	$11	$31	$45

During the nine months ended September 30, 2015 and 2014, $12 million and $35 million, respectively, of stock-based compensation expense was recognized as a result of the departure of certain executive officers.

Beginning in 2014, substantially all of the Company's employees are granted restricted stock awards or units on an annual basis and during the nine months ended September 30, 2015, 14 million restricted stock awards and units were granted at a weighted average price per share of $14.73. The restrictions on a majority of these awards will lapse after three years or upon certain employment termination events. For the remainder of these awards, the restrictions will lapse after the 180-day lock-up period following the Company's initial public offering or upon certain employment termination events.

On September 28, 2015, the Company authorized the grant of restricted stock awards, restricted stock units, and options to certain executives in connection with the consummation of its initial public offering. These awards are valued at approximately $120 million based on the initial public offering price of $16.00 per share, resulting in incremental unrecognized compensation expense. Two thirds of these grants will be subject to time-based vesting conditions over the next five years and one third will be subject to a performance-based vesting condition.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2015, there was $157 million and $356 million of total unrecognized compensation expense related to non-vested stock options and restricted stock, respectively, of which $195 million will be recognized in connection with the Company's initial public offering over the 180-day lock-up period and $95 million was recognized upon the initial public offering.

For additional information on the Company’s Stock Compensation Plans refer to note 11 “Stock Compensation Plans” in the Company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Company's Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b).
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

The Company held the following derivative instruments as of the dates indicated:

		As of September 30, 2015			As of December 31, 2014
(in millions)	Notional Currency	Notional Value	Assets (a) (b)	Liabilities (a) (c)	Notional Value	Assets (a) (b)	Liabilities (a) (c)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts	AUD	260	$71	$—	260	$41	$—
Foreign exchange contracts	EUR	200	45	—	200	27	—
Foreign exchange contracts	GBP	250	29	—	250	18	—
Foreign exchange contracts	CAD	110	22	—	110	9	—
			167	—		95	—
Derivatives not designated as hedging instruments:
Interest rate contracts	USD	5,000	—	(84)	5,750	47	(105)
Foreign exchange contracts	EUR	—	—	—	22	1	—
			—	(84)		48	(105)
			$167	$(84)		$143	$(105)

(a)
Of the balances included in the table above, in aggregate, $167 million of assets and $77 million of liabilities, net $90 million, as of September 30, 2015 and $142 million of assets and $96 million of liabilities, net $46 million, as of December 31, 2014 are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurement

The carrying amounts for the Company's derivative financial instruments are the estimated fair value of the financial instruments. The Company’s derivatives are not exchange listed and therefore the fair value is estimated under an income approach using Bloomberg analytics models that are based on readily observable market inputs. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observables including interest and foreign currency exchange rates, yield curves, and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity and, accordingly, the Company’s derivatives are classified within Level 2 of the fair value hierarchy. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized or that will be realized in the near future.

Effect of Derivative Instruments on the Unaudited Consolidated Financial Statements

Derivative gains and (losses) were as follows for the periods indicated:

	Three months ended September 30,
	2015		2014
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$—	$36	$—	$62
Derivatives not designated as hedging instruments:
Gain (loss) recognized in Other income (expense) in the unaudited consolidated statements of operations	(9)	—	4	2

	Nine months ended September 30,
	2015		2014
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$—	$68	$—	$37
Derivatives not designated as hedging instruments:
Gain (loss) recognized in Other income (expense) in the unaudited consolidated statements of operations	(27)	2	—	2

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income for the periods indicated related to derivative instruments classified as cash flow hedges and a net investment hedge held by the Company:

(in millions, after tax)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Accumulated gain (loss) included in other comprehensive income (loss) at beginning of the period	$57	$(29)	$37	$(12)
Less: Reclassifications into earnings from other comprehensive income (loss), net of tax	—	—	—	—
Increase (decrease) in fair value of derivatives that qualify for hedge accounting (a)	22	39	42	22
Accumulated gain included in other comprehensive income (loss) at end of the period	$79	$10	$79	$10

(a)	Gains and (losses) are included in “Unrealized gains on hedging activities” and in “Foreign currency translation adjustment” in the unaudited consolidated statements of comprehensive income (loss).
Note 11: Income Taxes

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Income tax expense (benefit)	$32	$(23)	$45	$54
Effective income tax rate	(74)%	11%	(75)%	(20)%

The effective tax rates for the three and nine months ended September 30, 2015 and 2014 were different from the statutory rate as a result of the Company's inability to recognize tax benefits attributable to its domestic losses while at the same time recording tax expense on its foreign earnings. The Company's tax expense was also impacted by the Company not recording tax expense on noncontrolling interests from pass through entities. The effective tax rates for the three and nine months ended September 30, 2014 were positively impacted by a valuation allowance release in certain foreign jurisdictions due to improved financial performance.

The Company's liability for unrecognized tax benefits was approximately $237 million as of September 30, 2015. The Company anticipates it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $124 million over the next twelve months beginning September 30, 2015 as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.
Note 12: Investment in Affiliates

Segment results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance programs.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2015, the Company has an unconsolidated significant subsidiary that is not required to be consolidated, but represents more than 20% of the Company’s pretax loss. This affiliate became significant during the second quarter of 2014 and its summarized financial information is presented below for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Net operating revenues	$228	$207	$668	$604
Operating expenses	97	86	281	255
Operating income	$131	$121	$387	$349
Net income	$131	$121	$387	$350
FDC equity earnings	42	39	123	111

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in note 6 "Borrowings" in the Company's audited consolidated financial statements for the year ended December 31, 2014, included in the Company's Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b), the Company’s 12.625% senior notes, 11.25% senior notes, 10.625% senior notes, and 11.75% senior subordinated notes are guaranteed by most of the existing and future, direct and indirect, wholly owned, domestic subsidiaries of the Company (Guarantors). The Guarantors guarantee the senior secured revolving credit facility, senior secured term loan facility, the 5.375% senior secured notes, and the 6.75% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of the Company’s guarantor subsidiaries to the extent of the value of the collateral. The Guarantors guarantee the 8.25% and 8.75% senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of the Company’s guarantor subsidiaries to the extent of the value of the collateral. The 12.625% senior note, 10.625% senior note, and 11.25% senior note guarantees are unsecured and rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of the Company’s guarantor subsidiaries. The 11.75% senior subordinated note guarantees are unsecured and ranks equally in right of payment with all existing and future senior subordinated indebtedness of the guarantor subsidiaries.

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,002	$753	$(82)	$1,673
Product sales and other	—	197	131	(19)	309
Reimbursable PIN debit fees, postage, and other	—	646	292	—	938
Total revenues	—	1,845	1,176	(101)	2,920
Expenses:
Cost of services (exclusive of items shown below)	—	413	355	(82)	686
Cost of products sold	—	68	47	(19)	96
Selling, general, and administrative	22	299	200	—	521
Reimbursable PIN debit fees, postage, and other	—	646	292	—	938
Depreciation and amortization	1	158	98	—	257
Other operating expenses:
Restructuring, net	1	10	9	—	20
Total expenses	24	1,594	1,001	(101)	2,518
Operating (loss) profit	(24)	251	175	—	402
Interest income	—	—	1	—	1
Interest expense	(386)	(2)	(1)	—	(389)
Loss on debt extinguishment	(108)	—	—	—	(108)
Interest income (expense) from intercompany notes	65	(68)	3	—	—
Other income (expense)	(18)	—	8	—	(10)
Equity earnings from consolidated subsidiaries	570	111	—	(681)	—
	123	41	11	(681)	(506)
Income (loss) before income taxes and equity earnings in affiliates	99	292	186	(681)	(104)
Income tax (benefit) expense	225	(197)	4	—	32
Equity earnings in affiliates	—	55	6	—	61
Net income (loss)	(126)	544	188	(681)	(75)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	15	36	51
Net (loss) income attributable to First Data Corporation	$(126)	$544	$173	$(717)	$(126)
Comprehensive income (loss)	$(214)	$494	$83	$(525)	$(162)
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	15	36	51
Comprehensive income (loss) attributable to First Data Corporation	$(214)	$494	$68	$(561)	$(213)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,896	$2,242	$(232)	$4,906
Product sales and other	—	538	354	(48)	844
Reimbursable PIN debit fees, postage, and other	—	1,874	863	—	2,737
Total revenues	—	5,308	3,459	(280)	8,487
Expenses:
Cost of services (exclusive of items shown below)	—	1,190	1,097	(232)	2,055
Cost of products sold	—	181	124	(48)	257
Selling, general, and administrative	81	876	610	—	1,567
Reimbursable PIN debit fees, postage, and other	—	1,874	863	—	2,737
Depreciation and amortization	10	459	291	—	760
Other operating expenses:
Restructuring, net	7	14	19	—	40
Total expenses	98	4,594	3,004	(280)	7,416
Operating (loss) profit	(98)	714	455	—	1,071
Interest income	—	—	3	—	3
Interest expense	(1,191)	(8)	(3)	—	(1,202)
Loss on debt extinguishment	(108)	—	—	—	(108)
Interest income (expense) from intercompany notes	223	(224)	1	—	—
Other income (expense)	21	3	(23)	—	1
Equity earnings from consolidated subsidiaries	877	234	—	(1,111)	—
	(178)	5	(22)	(1,111)	(1,306)
(Loss) income before income taxes and equity earnings in affiliates	(276)	719	433	(1,111)	(235)
Income tax (benefit) expense	(12)	3	54	—	45
Equity earnings in affiliates	—	158	17	—	175
Net (loss) income	(264)	874	396	(1,111)	(105)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	49	110	159
Net (loss) income attributable to First Data Corporation	$(264)	$874	$347	$(1,221)	$(264)
Comprehensive (loss) income	$(473)	$796	$121	$(765)	$(321)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	41	110	151
Comprehensive (loss) income attributable to First Data Corporation	$(473)	$796	$80	$(875)	$(472)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$942	$769	$(59)	$1,652
Product sales and other	—	159	108	(15)	252
Reimbursable PIN debit fees, postage, and other	—	614	274	—	888
Total revenues	—	1,715	1,151	(74)	2,792
Expenses:
Cost of services (exclusive of items shown below)	—	356	374	(59)	671
Cost of products sold	—	54	41	(15)	80
Selling, general, and administrative	39	288	201	—	528
Reimbursable PIN debit fees, postage, and other	—	614	274	—	888
Depreciation and amortization	3	153	112	—	268
Other operating expenses:
Restructuring, net	2	1	1	—	4
Total expenses	44	1,466	1,003	(74)	2,439
Operating (loss) profit	(44)	249	148	—	353
Interest income	—	—	2	—	2
Interest expense	(403)	(3)	(1)	—	(407)
Loss on debt extinguishment	(271)	—	—	—	(271)
Interest income (expense) from intercompany notes	80	(74)	(6)	—	—
Other (expense) income	57	12	(12)	—	57
Equity earnings from consolidated subsidiaries	172	59	—	(231)	—
	(365)	(6)	(17)	(231)	(619)
(Loss) income before income taxes and equity earnings in affiliates	(409)	243	131	(231)	(266)
Income tax (benefit) expense	(174)	103	48	—	(23)
Equity earnings in affiliates	—	51	4	—	55
Net (loss) income	(235)	191	87	(231)	(188)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	17	30	47
Net (loss) income attributable to First Data Corporation	$(235)	$191	$70	$(261)	$(235)
Comprehensive (loss) income	$(378)	$171	$(125)	$(6)	$(338)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	10	30	40
Comprehensive (loss) income attributable to First Data Corporation	$(378)	$171	$(135)	$(36)	$(378)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,760	$2,283	$(179)	$4,864
Product sales and other	—	445	312	(45)	712
Reimbursable PIN debit fees, postage, and other	—	1,893	800	—	2,693
Total revenues	—	5,098	3,395	(224)	8,269
Expenses:
Cost of services (exclusive of items shown below)	—	1,046	1,104	(179)	1,971
Cost of products sold	—	160	125	(45)	240
Selling, general, and administrative	115	842	581	—	1,538
Reimbursable PIN debit fees, postage, and other	—	1,893	800	—	2,693
Depreciation and amortization	8	458	330	—	796
Other operating expenses:
Restructuring, net	7	4	—	—	11
Total expenses	130	4,403	2,940	(224)	7,249
Operating (loss) profit	(130)	695	455	—	1,020
Interest income	—	—	9	—	9
Interest expense	(1,323)	(7)	(4)	—	(1,334)
Loss on debt extinguishment	(274)	—	—	—	(274)
Interest income (expense) from intercompany notes	238	(213)	(25)	—	—
Other (expense) income	56	100	(16)	—	140
Equity earnings from consolidated subsidiaries	573	190	—	(763)	—
	(730)	70	(36)	(763)	(1,459)
(Loss) income before income taxes and equity earnings in affiliates	(860)	765	419	(763)	(439)
Income tax (benefit) expense	(390)	342	102	—	54
Equity earnings in affiliates	—	150	13	—	163
Net (loss) income	(470)	573	330	(763)	(330)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	48	92	140
Net (loss) income attributable to First Data Corporation	$(470)	$573	$282	$(855)	$(470)
Comprehensive (loss) income	$(628)	$476	$222	$(565)	$(495)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	41	92	133
Comprehensive (loss) income attributable to First Data Corporation	$(628)	$476	$181	$(657)	$(628)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$19	$22	$327	$—	$368
Accounts receivable, net of allowance for doubtful accounts	13	769	959	—	1,741
Settlement assets (a)	—	3,444	3,670	—	7,114
Intercompany notes receivable	427	107	—	(534)	—
Other current assets	139	181	119	—	439
Total current assets	598	4,523	5,075	(534)	9,662
Property and equipment, net of accumulated depreciation	37	619	276	—	932
Goodwill	—	9,139	7,753	—	16,892
Customer relationships, net of accumulated amortization	—	1,301	958	—	2,259
Other intangibles, net of accumulated amortization	604	697	477	—	1,778
Investment in affiliates	5	913	140	—	1,058
Long-term intercompany receivables	9,167	15,956	6,065	(31,188)	—
Long-term intercompany notes receivable	3,406	211	9	(3,626)	—
Long-term deferred tax assets	658	—	—	(658)	—
Other long-term assets	290	353	293	(77)	859
Investment in consolidated subsidiaries	25,102	5,609	—	(30,711)	—
Total assets	$39,867	$39,321	$21,046	$(66,794)	$33,440
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4	$154	$85	$—	$243
Short-term and current portion of long-term borrowings	260	66	35	—	361
Settlement obligations (a)	—	3,444	3,671	—	7,115
Intercompany notes payable	107	400	27	(534)	—
Other current liabilities	433	601	483	—	1,517
Total current liabilities	804	4,665	4,301	(534)	9,236
Long-term borrowings	20,715	100	1	—	20,816
Long-term deferred tax liabilities	—	1,043	159	(658)	544
Long-term intercompany payables	18,722	8,153	4,313	(31,188)	—
Long-term intercompany notes payable	220	3,342	64	(3,626)	—
Other long-term liabilities	439	299	119	(77)	780
Total liabilities	40,900	17,602	8,957	(36,083)	31,376
Redeemable equity interest	—	—	78	(78)	—
Redeemable noncontrolling interest	—	—	—	78	78
First Data Corporation shareholder's (deficit) equity	(1,033)	21,719	5,957	(27,676)	(1,033)
Noncontrolling interests	—	—	92	2,927	3,019
Equity of consolidated alliance	—	—	5,962	(5,962)	—
Total equity	(1,033)	21,719	12,011	(30,711)	1,986
Total liabilities and equity	$39,867	$39,321	$21,046	$(66,794)	$33,440

(a)
The majority of the Guarantor settlement assets relate to the Company’s merchant acquiring business. The Company believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of December 31, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23	$335	$—	$358
Accounts receivable, net of allowance for doubtful accounts	8	729	1,015	—	1,752
Settlement assets (a)	—	3,849	3,706	—	7,555
Intercompany notes receivable	3,375	307	—	(3,682)	—
Other current assets	44	119	126	—	289
Total current assets	3,427	5,027	5,182	(3,682)	9,954
Property and equipment, net of accumulated depreciation	33	619	278	—	930
Goodwill	—	9,085	7,932	—	17,017
Customer relationships, net of accumulated amortization	—	1,469	1,135	—	2,604
Other intangibles, net of accumulated amortization	603	623	519	—	1,745
Investment in affiliates	—	948	153	—	1,101
Long-term intercompany receivables	6,064	14,442	5,135	(25,641)	—
Long-term intercompany notes receivable	320	1	9	(330)	—
Long-term deferred tax assets	671	—	—	(671)	—
Other long-term assets	328	317	301	(97)	849
Investment in consolidated subsidiaries	24,474	5,331	—	(29,805)	—
Total assets	$35,920	$37,862	$20,644	$(60,226)	$34,200
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9	$171	$100	$—	$280
Short-term and current portion of long-term borrowings	20	64	77	—	161
Settlement obligations (a)	—	3,849	3,708	—	7,557
Intercompany notes payable	309	3,346	27	(3,682)	—
Other current liabilities	583	528	422	—	1,533
Total current liabilities	921	7,958	4,334	(3,682)	9,531
Long-term borrowings	20,627	131	2	—	20,760
Long-term deferred tax liabilities	—	1,024	168	(671)	521
Long-term intercompany payables	14,397	7,804	3,440	(25,641)	—
Long-term intercompany notes payable	9	260	61	(330)	—
Other long-term liabilities	536	225	124	(97)	788
Total liabilities	36,490	17,402	8,129	(30,421)	31,600
Redeemable equity interest	—	—	70	(70)	—
Redeemable noncontrolling interest	—	—	—	70	70
First Data Corporation shareholder's (deficit) equity	(570)	20,460	6,241	(26,701)	(570)
Noncontrolling interests	—	—	101	2,999	3,100
Equity of consolidated alliance	—	—	6,103	(6,103)	—
Total equity	(570)	20,460	12,445	(29,805)	2,530
Total liabilities and equity	$35,920	$37,862	$20,644	$(60,226)	$34,200

(a)
The majority of the Guarantor settlement assets relate to the Company’s merchant acquiring business. The Company believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(264)	$874	$396	$(1,111)	$(105)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	10	519	314	—	843
Charges related to other operating expenses and other income (expense)	94	11	42	—	147
Other non-cash and non-operating items, net	(816)	(300)	(8)	1,111	(13)
(Decrease) increase in cash, excluding the effects of acquisitions and dispositions, resulting from changes in operating assets and liabilities	(390)	149	56	—	(185)
Net cash (used in) provided by operating activities	(1,366)	1,253	800	—	687
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	—	4	—	—	4
Additions to property and equipment	(8)	(93)	(112)	—	(213)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(201)	(43)	—	(244)
Acquisitions, net of cash acquired	(70)	(19)	—	—	(89)
Proceeds from sale of property and equipment	—	3	—	—	3
Purchase of investments	(17)	—	—	—	(17)
Other investing activity	2	—	—	—	2
Distributions and dividends from subsidiaries	125	192	—	(317)	—
Net cash provided by (used in) investing activities	32	(114)	(155)	(317)	(554)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	250	—	(31)	—	219
Proceeds from issuance of long-term debt	2,206	—	—	—	2,206
Payment of debt issuance cost	(104)	—	—	—	(104)
Principal payments on long-term debt	(2,115)	(61)	(9)	—	(2,185)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(49)	(183)	(232)
Distributions paid to equity holders	—	—	(375)	375	—
Capital transactions, net	(13)	—	(125)	125	(13)
Intercompany	1,129	(1,080)	(49)	—	—
Net cash provided by (used in) financing activities	1,353	(1,141)	(638)	317	(109)
Effect of exchange rate changes on cash and cash equivalents	—	1	(15)	—	(14)
Change in cash and cash equivalents	19	(1)	(8)	—	10
Cash and cash equivalents at beginning of period	—	23	335	—	358
Cash and cash equivalents at end of period	$19	$22	$327	$—	$368

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(470)	$573	$330	$(763)	$(330)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	8	516	354	—	878
Charges (gains) related to other operating expenses and other income (expense)	225	(96)	16	—	145
Other non-cash and non-operating items, net	(493)	(260)	(18)	763	(8)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(753)	554	113	—	(86)
Net cash (used in) provided by operating activities	(1,483)	1,287	795	—	599
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	—	270	—	—	270
Additions to property and equipment	(4)	(86)	(124)	—	(214)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(141)	(55)	—	(196)
Acquisitions, net of cash acquired	—	(30)	—	—	(30)
Proceeds from sale of property and equipment	—	2	1	—	3
Other investing activities	—	—	2	—	2
Distributions and dividends from subsidiaries	75	176	—	(251)	—
Net cash provided by (used in) investing activities	71	191	(176)	(251)	(165)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(35)	—	(35)
Proceeds from issuance of long-term debt	1,830	—	—	—	1,830
Payment of debt issuance cost	(355)	—	—	—	(355)
Principal payments on long-term debt	(3,669)	(50)	(6)	—	(3,725)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(33)	(168)	(201)
Distributions paid to equity holders	—	—	(344)	344	—
Purchase of noncontrolling interest	—	—	(1)	—	(1)
Capital transactions, net	2,035	—	(75)	75	2,035
Intercompany	1,566	(1,434)	(132)	—	—
Net cash provided by (used in) financing activities	1,407	(1,484)	(626)	251	(452)
Effect of exchange rate changes on cash and cash equivalents	—	2	(23)	—	(21)
Change in cash and cash equivalents	(5)	(4)	(30)	—	(39)
Cash and cash equivalents at beginning of period	36	33	356	—	425
Cash and cash equivalents at end of period	$31	$29	$326	$—	$386

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14: Subsequent Events

On October 29, 2015, the Company issued $3.4 billion of 7.0% senior secured first lien notes due 2023. Proceeds from the offering will be used to redeem the remaining 12.625% senior unsecured notes due 2021, the 10.625% senior unsecured notes due 2021, and the 11.75% senior subordinated notes due 2021.

On November 5, 2015, the Company issued $1.0 billion of 5.0% senior secured first lien notes due 2024 and $2.2 billion of 5.75% senior secured second lien notes due 2024. Proceeds from the offerings will be used to redeem the remaining 8.75% senior secured second lien notes due 2022, and the remaining 8.25% second lien notes due 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management's discussion and analysis should also be read in conjunction with the management's discussion and analysis and consolidated financial statements for the year ended December 31, 2014 included in our Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b).
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
Our business is characterized by transaction related fees, multi-year contracts, and a diverse client base, which allows us to grow alongside our clients. Our multi-year contracts allow us to achieve a high level of recurring revenues with the same clients. While the contracts typically do not specify fixed revenues to be realized thereunder, they do provide a framework for revenues to be generated based on volume of services provided during such contract’s term. Our business also generally requires minimal incremental capital expenditures and working capital to support additional revenue within our existing business lines.
Overview
For the three months ended September 30, 2015, revenues increased 5% to $2.9 billion and operating profits increased 14% to $402 million. On a constant currency basis revenue was up driven by all segments. Foreign currency negatively impacted total revenue and operating profit by 2% and 2%, respectively.
For the nine months ended September 30, 2015, revenues increased 3% to $8.5 billion and operating profits increased 5% to $1.1 billion. On a constant currency basis, revenue was up driven by all segments. Foreign currency negatively impacted total revenue and operating profit by 2% and 1%, respectively.
Net loss attributable to First Data Corporation for the three and nine months ended September 30, 2015 improved 46% to $126 million and 44% to $264 million, respectively. Furthermore, our costs have increased as we continue to invest in the business, strengthening the talent and the product capabilities of the Company to better serve our clients. However, we are beginning to see these investments normalize.
Components of Revenue

We generate revenue by providing commerce-enabling solutions. Set forth below is a description of our revenues by segment and factors impacting total revenues.

Global Business Solutions

Our Global Business Solutions (GBS) segment revenues are primarily derived from processing credit and debit card transactions for business clients and also include fees for providing processing, loyalty and software services and sales and leases of point-of-sale (POS) devices. Revenues are generated from a variety of sources:

• Discount fees, net of credit and PIN debit card interchange and assessment fees charged by the payment networks. The discount fee is typically either a percentage of the purchase amount or an interchange fee plus a fixed dollar amount;

• Processing fees charged to our alliances;

• Processing fees charged to acquirers who have outsourced their transaction processing to us;

• Sales and leases of POS devices;

• Fees from providing reporting and other services; and

• Software fees such as security and Clover related fees

GBS revenue is presented net of interchange fees and assessments but includes reimbursable PIN debit fees and other, which is also included as an expense.

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

Global Financial Solutions

Our Global Financial Solutions (GFS) revenues are primarily derived from outsourced credit and retail card processing services, software solutions for clients to support in-house card processing, statement and letters printing, plastics personalization, and check remittance processing provided to financial institutions. Revenues for GFS services are typically generated on the basis of number of active card accounts on file, number of statements/letters printed and mailed, number of plastics personalized, and licensing fees.

Network & Security Solutions

Our Network & Security Solutions (NSS) revenues are primarily derived from network services such as Electronic Funds Transfer (EFT) Network Solutions, Stored Value Network Solutions, and Security and Fraud Management Solutions.
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
Operating revenues overview

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Transaction and processing service fees	$1,673	$1,652	1%	$4,906	$4,864	1%
Product sales and other	309	252	23%	844	712	19%
Total revenues (excluding reimbursable items)	1,982	1,904	4%	5,750	5,576	3%
Reimbursable PIN debit fees, postage, and other	938	888	6%	2,737	2,693	2%
Total revenues	$2,920	$2,792	5%	$8,487	$8,269	3%

Transaction and processing service fees revenue increased during the three months ended September 30, 2015 compared to the same period in 2014 driven by constant currency growth in all of our geographic regions. The United States and Canada (North America) revenue grew $43 million, Europe, Middle East and Africa (EMEA) grew $7 million, Asia Pacific (APAC) grew $3 million, and Latin America (LATAM) grew by $10 million all on a constant currency basis. Foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rates by approximately 3 percentage points for the three months ended September 30, 2015 compared to the same period in 2014. Refer to "Segment Results" below for additional information on our growth drivers.

Transaction and processing service fees revenue increased during the nine months ended September 30, 2015 compared to the same period in 2014 driven by constant currency growth in all of our geographic regions except APAC. North America revenue grew $111 million, EMEA grew $21 million, and LATAM grew by $26 million all on a constant currency basis. The growth was partially offset by a $5 million constant currency decline in our APAC region. Foreign currency exchange rate movements negatively impacted the transaction and processing service fees revenue growth rates by approximately 3 percentage points for the nine months ended September 30, 2015 compared to the same period in 2014. Refer to "Segment Results" below for additional information on our growth drivers.

Product sales and other revenue increased for the three months ended September 30, 2015 compared to the same period in 2014 due to a $21 million growth in equipment and leasing sales and a $36 million growth in software sales, partially offset by negative foreign currency fluctuations. Equipment sales and leases increased as our clients continue to adopt our Europay, MasterCard and Visa (EMV) solutions. Software sales increased as a result of investments in our merchant suite of products, including the roll-out of our Transarmor Solutions to Small and Medium Sized Business (SMB) which commenced in the fourth quarter of 2014, with a full roll-out of the program in the first quarter of 2015. The foreign currency exchange rate movements negatively impacted the product sales and other growth rate by 5 percentage points for the three months ended September 30, 2015 compared to the same period in 2014.

Product sales and other revenue increased for the nine months ended September 30, 2015 compared to the same period in 2014 due to a $45 million growth in equipment and leasing sales and a $81 million growth in software sales, partially offset by negative foreign currency fluctuations. Equipment sales and leases increased as our clients continue to adopt our EMV solutions. Software sales increased as a result of investments in our merchant suite of products, including the roll-out of our Transarmor Solutions to SMB which commenced in the fourth quarter of 2014, with a full roll-out of the program in the first quarter of 2015. The foreign currency exchange rate movements negatively impacted the product sales and other growth rate by 5 percentage points for the nine months ended September 30, 2015 compared to the same period in 2014.

Reimbursable PIN debit fees, postage, and other revenue increased for the three and nine months ended September 30, 2015 compared to the same period in 2014 due to transaction and volume growth related to PIN debit fees and print and plastics mailing services.

Operating expenses overview

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Cost of services (exclusive of items shown below)	$686	$671	2%	$2,055	$1,971	4%
Cost of products sold	96	80	20%	257	240	7%
Selling, general, and administrative	521	528	(1)%	1,567	1,538	2%
Depreciation and amortization	257	268	(4)%	760	796	(5)%
Other operating expenses, net (a)	20	4	400%	40	11	264%
Total expenses (excluding reimbursable items)	1,580	1,551	2%	4,679	4,556	3%
Reimbursable PIN debit fees, postage, and other	938	888	6%	2,737	2,693	2%
Total expenses	$2,518	$2,439	3%	$7,416	$7,249	2%

(a)	Other operating expenses, net includes restructuring, net.

Cost of services expense increased for the three months ended September 30, 2015 compared to the same period in 2014 as revenue related expense growth was partially offset by a decline in employee related expenses of $17 million.

Cost of services expense increased for the nine months ended September 30, 2015 compared to the same period in 2014 due to an increase in revenue related expense growth of approximately $60 million, employee related expenses of approximately $20 million and $36 million in litigation and bad debt settlements. Additionally, in the first quarter of 2014, cost of services benefited by a combined $17 million from a tax recovery in Australia and a gain on the revaluation of settlement funds associated with the devaluation of the Argentine Peso. In addition, the rate of increase was impacted by a combined $18 million in expenses recognized during 2014 for uncollectible receivables and a legal reserve. The remaining difference is driven by the positive impact of foreign currency exchange fluctuations and numerous remaining immaterial items.

Cost of products sold expense increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to growth in equipment sales, partially offset by lower expenses driven by the strength of the U.S. dollar, which lowered these expenses by 6 percentage points for both the three and nine months ended September 30, 2015. The percentage growth in expense compared to the prior periods accelerated for the three months ended September 30, 2015 compared to the nine months ended September 30, 2015, driven by product mix, particularly the growth in terminal sales, as our clients adopted our EMV solutions.

Selling, general, and administrative

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Salaries, wages, bonus, and other	$175	$184	(5)%	$566	$568	—%
Independent sales organizations (ISO) commissions	167	155	8%	475	440	8%
Outside professional services	68	52	31%	173	157	10%
Commissions	40	39	3%	115	107	7%
Other	71	98	(28)%	238	266	(11)%
Selling, general, and administrative expense	$521	$528	(1)%	$1,567	$1,538	2%

Selling, general, and administrative expense decreased for the three months ended September 30, 2015 compared to the same period in 2014 as an increase of $13 million in sales growth driven commissions and a $16 million increase in outside professional services were offset by the positive impact of foreign currency exchange fluctuations.

Selling, general, and administrative expense increased for the nine months ended September 30, 2015 compared to the same period in 2014 as an increase of $43 million in sales growth driven commissions and a $16 million increase in outside professional services were offset by the positive impact of foreign currency exchange fluctuations.

Stock-Based Compensation Expense

Most of our outstanding stock-based compensation awards vest upon the later of a service condition, a liquidity event, such as an offering, or termination of employment. We completed a public offering of our common stock officially becoming a public company effective October 14, 2015. In conjunction with the offering, we expect to incur $290 million in stock-based compensation expense, of which $195 million will be recognized over the 180-day lock-up period after October 14, 2015 and $95 million was recognized upon the completion of the offering on October 15, 2015. Furthermore, we expect stock-based compensation to be higher in the future as our awards will be expensed over the requisite service period. See note 11 “Stock Compensation Plans” in our Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b) for additional information about our stock compensation plans. Refer to note 9 “Stock Compensation Plans” to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for details regarding our stock-based compensation expense.

Depreciation and amortization expense decreased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to a decrease in the amortization of acquisition related intangible assets.

Other operating expenses, net relates to restructuring expense. Refer to note 3 “Restructuring” to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for details regarding restructuring charges and our restructuring program. Pursuant to our announced expense management initiative, we are seeking to achieve $200 million in gross savings by mid-2016. We expect to incur $75 million of restructuring charges of which we incurred $40 million during the nine months ended September 30, 2015, principally related to severance costs.

Reimbursable PIN debit fees, postage, and other revenue increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to transaction and volume growth related to PIN debit fees and print and plastics mailing services.

Interest income (expense)

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Interest income	$1	$2	(50)%	$3	$9	(67)%
Interest expense	(389)	(407)	(4)%	(1,202)	(1,334)	(10)%

Interest income decreased for the three and nine months ending September 30, 2015 compared to the same periods in 2014 due to liquidation of short-term investments during the first quarter of 2015.

Interest expense decreased for the three and nine months ending September 30, 2015 compared to the same periods in 2014 due to lower outstanding debt balances as a result of debt extinguishments, lower interest rates as a result of debt exchanges and refinancing, and lower financing fees amortization. Refer to note 5 “Borrowings" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.

Other income (expense)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Investment gains	$—	$11	$—	$100
Derivative financial instruments gains (losses)	(9)	6	(25)	2
Divestitures, net gains	—	1	3	2
Non-operating foreign currency gains (losses)	(1)	39	23	36
Other income (expense)	$(10)	$57	$1	$140

Investment gains in 2014 relates to the sale of our 30% minority interest in EFS, a noncore transportation payments joint venture, resulting in a pretax gain of $98 million.

Derivative financial instruments gains (losses) increased for the three and nine months ending September 30, 2015 compared to the same periods in 2014 due to fair value adjustments on our forward step up swaps as interest rate swap rates decreased during the period.

Non-operating foreign currency gains (losses) for the three and nine months ended September 30, 2015 and 2014 relate to currency translations on our euro-denominated debt and our intercompany loans. We recorded a minimal loss during the three months ending September 30, 2015 driven by the U.S. dollar remaining stable against the Euro. The gain during the nine months ending September 30, 2015 was driven by the U.S. dollar strengthening 8 percentage points against the Euro.

Income taxes

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Income tax expense (benefit)	$32	$(23)	$45	$54
Effective income tax rate	(74)%	11%	(75)%	(20)%

The effective tax rates for the three and nine months ended September 30, 2015 and 2014 were different from the statutory rate as a result of our inability to recognize tax benefits attributable to our domestic losses while at the same time recording tax expense on our foreign earnings. Our tax expense was also impacted by us not recording tax expense on noncontrolling interests from pass through entities. The effective tax rates for the three and nine months ended September 30, 2014 were positively impacted by a valuation allowance release in certain foreign jurisdictions due to improved financial performance.

Our liability for unrecognized tax benefits was approximately $237 million as of September 30, 2015. We anticipate that it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $124 million over the next twelve months beginning September 30, 2015 as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

Equity earnings in affiliates

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Equity earnings in affiliates	$61	$55	11%	$175	$163	7%

Equity earnings in affiliates increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 mostly due to higher volumes, pricing initiatives, and increased terminal revenues.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	Percent Change	2015	2014	Percent Change
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	$51	$47	9%	$159	$140	14%

Net income attributable to noncontrolling interests and redeemable noncontrolling interest mostly relates to our consolidated alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interest increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to net volume growth. Refer to note 7 “Redeemable Noncontrolling Interests" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.
Segment results

During the second quarter of 2015, we realigned our operating segments for financial reporting purposes into three reportable segments: GBS, GFS, and NSS. Our new segments are designed to establish global lines of businesses that will work seamlessly with our teams in our regions North America, EMEA, LATAM, and APAC. Our Corporate operations (as described below) are not discussed separately as any changes that had a significant impact on operating results are included in the consolidated results discussion above.

The business segment measurements provided to and evaluated by the chief operating decision maker are computed in accordance with the principles listed below.

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, other than as described below.

•	Intersegment revenues are eliminated in the segment that sells directly to the end market.

•	Segment revenue excludes reimbursable PIN debit fees, postage, and other revenue.

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

•
certain costs directly associated with the conversion of certain Banc of America Merchant Services, LLC (BAMS) alliance merchant clients onto our platforms (excludes costs accrued in purchase accounting). Effective October 1, 2011, we and Bank of America N.A. jointly decided to have us operate the bank’s legacy settlement platform. Transition costs associated with the revised strategy are also excluded from segment EBITDA;

•	debt issuance costs are excluded and represent costs associated with issuing debt and modifying our debt structure; and

•	Kohlberg Kravis Roberts & Co. L.P. (KKR) related items including annual sponsor and other fees for management, consulting, financial, and other advisory services are excluded.

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

•
Corporate operations include corporate-wide governance functions such as our executive management team, aviation, tax, treasury, internal audit, corporate strategy, and certain accounting, human resources and legal costs related to supporting the corporate function. Costs incurred by Corporate that are attributable to a segment are allocated to the respective segment.

•
Certain measures exclude the estimated impact of foreign currency changes (constant currency). To present this information, monthly results during the periods presented for entities reporting in currencies other than U.S. dollars are translated into U.S. dollars at the average exchange rates in effect during the corresponding month of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Once translated, each month during the periods presented is added together to calculate the constant currency results for the periods presented.

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

The following tables display total segment revenue and EBITDA and illustrate, on a percentage basis, the impact of foreign currency fluctuations on revenue and EBITDA growth for the three and nine months ended September 30, 2015.

	Three months ended September 30,		Change	Constant Currency Percent Change
(in millions)	2015	2014
Revenues:
Transaction and processing service fees	$801	$818	(2)%	1%
Product sales and other	223	188	19%	23%
Equity earnings in affiliates	8	7	14%	21%
Segment revenue	$1,032	$1,013	2%	6%
Segment EBITDA	$431	$415	4%	6%
Segment margin	41.8%	41.0%	80bps

	Nine months ended September 30,		Change	Constant Currency Percent Change
(in millions)	2015	2014
Revenues:
Transaction and processing service fees	$2,413	$2,440	(1)%	2%
Product sales and other	613	535	15%	19%
Equity earnings in affiliates	24	22	9%	18%
Segment revenue	$3,050	$2,997	2%	5%
Segment EBITDA	$1,245	$1,252	(1)%	1%
Segment margin	40.8%	41.8%	(100)bps

Global Business Solutions Segment revenue increased 2 percentage points during the three and nine months ended September 30, 2015 versus the comparable periods in 2014 driven by strong product sales and other revenue growth. Total segment revenue was impacted by a strong U.S. dollar as foreign currency exchange rate movements negatively impacted total segment revenue growth in 2015 compared to 2014.

Transaction and processing service fees revenue

The following tables display total transaction and processing service fees revenue by segment region and illustrate, on a percentage basis, the impact of foreign currency fluctuations on revenue growth.

	Three months ended September 30,		Percent Change	Constant Currency Percent Change
(in millions)	2015	2014
North America	$643	$648	(1)%	(1)%
EMEA	91	100	(9)%	5%
APAC	43	49	(12)%	4%
LATAM	24	21	14%	38%
Total transaction and processing service fees revenue	$801	$818	(2)%	1%
Key indicators:
North America merchant transactions (a)	11,125	10,439	7%
International merchant transactions (b)	1,862	1,537	21%

	Nine months ended September 30,		Percent Change	Constant Currency Percent Change
(in millions)	2015	2014
North America	$1,939	$1,934	—%	—%
EMEA	272	292	(7)%	9%
APAC	131	153	(14)%	(5)%
LATAM	71	61	16%	31%
Total transaction and processing service fees revenue	$2,413	$2,440	(1)%	2%
Key indicators:
North America merchant transactions (a)	32,130	30,877	4%
International merchant transactions (b)	5,106	4,385	16%

(a)
North American merchant transactions include acquired Visa and MasterCard credit and signature debit, American Express and Discover, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the POS. North American merchant transactions reflect 100% of alliance transactions.

(b)
International transactions include Visa, MasterCard, and other payment network merchant acquiring transactions for clients outside the U.S. and Canada. Transactions include credit, signature debit, PIN-debit POS, POS gateway, and ATM transactions.

Transaction and processing service fees revenue decreased 2 percentage points during the three months ended September 30, 2015 compared to the same period in 2014 as growth in our international regions was more than offset by the impact of foreign currency fluctuations. EMEA and APAC revenue growth was driven by higher volumes, partially offset by a decline in our ATM business of $3 million in our APAC region. LATAM constant currency revenue growth was largely driven by inflation. North America revenue declined as volume growth of approximately $45 million was more than offset by a rate impact of approximately $50 million.
Transaction and processing service fees revenue decreased 1 percentage point during the nine months ended September 30, 2015 compared to the same period in 2014 as constant currency growth in our North America, EMEA, and LATAM regions was more than offset by the impact of foreign currency fluctuations. North America revenue growth was driven by volume increases of approximately $80 million, and non-recurring rate items of approximately $10 million from prior periods, partially offset by a rate impact of approximately $85 million. Constant currency revenue growth in our EMEA and LATAM regions was driven by volume growth in EMEA and inflation in LATAM. Constant currency revenue decline in our APAC region was driven by lost ATM business in Australia.

North America transaction growth in 2015 compared to 2014 was driven by growth in our distribution systems. International transaction growth in 2015 compared to 2014 outpaced revenue growth due to the impact of foreign currency exchange rate movements.

Total product sales and other revenue

The following tables display total product sales and other revenue by segment region and illustrate, on a percentage basis, the impact of foreign currency fluctuations on revenue growth.

	Three months ended September 30,		Percent Change	Constant Currency Percent Change
(in millions)	2015	2014
North America	$170	$137	24%	24%
EMEA	36	37	(3)%	8%
APAC	1	1	—%	—%
LATAM	16	13	23%	43%
Total product sales and other revenue	$223	$188	19%	23%

	Nine months ended September 30,		Percent Change	Constant Currency Percent Change
(in millions)	2015	2014
North America	$461	$380	21%	21%
EMEA	104	114	(9)%	5%
APAC	2	2	—%	—%
LATAM	46	39	18%	34%
Total product sales and other revenue	$613	$535	15%	19%

Product sales and other revenue increased 19 percentage points during the three months ended September 30, 2015 compared to the same period in 2014, due to growth in equipment sales and leases of $25 million and an increase in software sales of $11 million. Equipment sales and leases increased as our clients continue to adopt our EMV solutions. Software sales increased as a result of investments in our merchant suite of products, including the roll-out of our Transarmor Solutions to SMB which commenced in the fourth quarter of 2014. Foreign currency exchange rate movements negatively impacted the growth rate for product sales and other revenue for the three months ended September 30, 2015 compared to the same period in 2014 by 4 percentage points.

Product sales and other revenue increased 15 percentage points during the nine months ended September 30, 2015 compared to the same period in 2014, due to growth in equipment sales and leases of $52 million and an increase in software sales of $28 million. Equipment sales and leases increased as our clients continue to adopt our EMV solutions. Software sales increased as a result of investments in our merchant suite of products, including the roll-out of our Transarmor Solutions to SMB which commenced in the fourth quarter of 2014. Foreign currency exchange rate movements negatively impacted the growth rate for product sales and other revenue by 4 percentage points.

Global Business Solutions Segment EBITDA increased 4 percentage points during the three months ended September 30, 2015 compared to the same period in 2014 primarily driven by the revenue items noted above, specifically the revenue growth within our merchant suite of software products. Foreign currency exchange rate movements negatively impacted the EBITDA growth rate by 2 percentage points.

Global Business Solutions Segment EBITDA decreased 1 percentage point during the nine months ended September 30, 2015 compared to the same period in 2014 driven by the revenue items noted above offset by higher expenses, due to product investment costs to support our new line of products such as Clover and Perka, sales and marketing costs to deliver solutions to our clients of approximately $35 million, as well as further investments in Brazil and in our international sales force of approximately $20 million. In addition, during the nine months ended September 30, 2014, we received the benefit of a combined $17 million goods and services tax recovery in Australia and a gain on the revaluation of settlement funds associated with the devaluation of the Argentinian peso. Foreign currency exchange rate movements negatively impacted the EBITDA growth rate by 2 percentage points.
Global Financial Solutions segment results

Our Global Financial Solutions segment provides financial institutions, which include bank and nonbank issuers such as retailers with proprietary card portfolios, with a broad range of solutions that enable them to offer financial products and solutions to their customers. We serve financial institutions across the globe and deliver value to clients through a variety of channels, including end-to-end outsourced processing, managed services, and various software delivery models utilizing our proprietary VisionPLUS application. Our solutions include credit, retail, commercial and loan account processing, and related supporting services, including statement/letter printing, plastic card personalization, custom programming, loyalty services, and remittance processing.

The following tables display total segment revenue and EBITDA and illustrate, on a percentage basis, the impact of foreign currency fluctuations on revenue and EBITDA growth for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Change	Constant Currency Percent Change
(in millions)	2015	2014
North America	$232	$209	11%	11%
EMEA	114	120	(5)%	8%
APAC	19	23	(17)%	—%
LATAM	26	26	—%	8%
Segment revenue	$391	$378	3%	9%
Segment EBITDA	$145	$133	9%	14%
Segment margin	37.1%	35.2%	190bps

	Nine months ended September 30,		Change	Constant Currency Percent Change
(in millions)	2015	2014
North America	$649	$601	8%	8%
EMEA	318	360	(12)%	1%
APAC	57	65	(12)%	—%
LATAM	77	72	7%	15%
Segment revenue	$1,101	$1,098	—%	6%
Segment EBITDA	$388	$379	2%	7%
Segment margin	35.2%	34.5%	70bps
Key indicators:
North America card accounts on file (a)	809	716	13%
International card accounts on file (b)	150	130	15%

(a)	North America card accounts on file reflect the total number of bankcard credit and retail credit accounts as of the end of the periods presented.

(b)	International card accounts on file reflect total bankcard and retail accounts outside the United States and Canada as of the end of the periods presented.

Global Financial Solutions Segment revenue increased 3 percentage points during the three months ended September 30, 2015 compared to the same period in 2014 as constant currency growth in all regions was partially offset by negative foreign currency fluctuations. North America revenue growth was driven by a $14 million increase in print, plastics, and mailing services revenue and an increase in credit and retail card processing revenue. Growth in print, plastics, and mailing services was driven by higher print volumes, and plastics growth resulting from EMV card issuances. Credit and retail processing growth was driven by an increase in active card accounts tied to growth from existing customers and new business growth. On a constant currency basis, EMEA revenue increased 8% during the three months ended September 30, 2015 compared to the same period in 2014, driven by new business and volume growth from existing clients in the Middle East of $7 million and Greece of $3 million, partially offset by price compression in Germany of $4 million. In addition to the revenue items noted above, our North America and EMEA regions benefited by approximately $5 million collectively from VisionPLUS licensing revenue compared to the same period in 2014.

Global Financial Solutions Segment revenue remained flat during the nine months ended September 30, 2015 compared to the same period in 2014 as constant currency revenue growth in all regions was partially offset by negative foreign currency fluctuations. North America revenue increased driven by growth of $26 million in print, plastics, and mailing services revenue and an increase in credit and retail card processing revenue. Growth in print, plastics, and mailing services was driven by higher print volumes, and plastics growth resulting from EMV card issuances. Credit and retail processing growth was driven by an increase in active card accounts tied to growth from existing customers and new business growth. EMEA was up 1% on a constant currency basis as new business growth in the third quarter of 2015 was offset by lost business in the United Kingdom of $7 million and price compression in Germany of $13 million.

Global Financial Solutions Segment EBITDA increased 9 percentage points during the three months ended September 30, 2015 compared to the same period in 2014 driven by revenue items noted above as well as increased operational efficiencies, partially offset by the negative impact of foreign currency exchange rate movements. Currency exchange rates negatively impacted segment EBITDA growth rate by 5 percentage points for the three month period ended September 30, 2015 compared to the prior year period.

Global Financial Solutions Segment EBITDA increased 2 percentage points during the nine months ended September 30, 2015 compared to the same period in 2014 driven by increased operational efficiencies, partially offset by the negative impact of foreign currency exchange rate movements. Currency exchange rates negatively impacted segment EBITDA growth rate by 5 percentage points for the nine month period ended September 30, 2015 compared to the prior year period.

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

	Three months ended September 30,		Change
(in millions)	2015	2014
Revenues:
EFT Network	$125	$117	7%
Stored Value Network	95	83	14%
Security and Fraud	105	96	9%
Other	49	47	4%
Segment revenue	$374	$343	9%
Segment EBITDA	$162	$151	7%
Segment margin	43.3%	44.0%	(70)bps
Key indicators:
Network transactions (EFT and Stored Value) (a)	4,684	4,263	10%

	Nine months ended September 30,		Change
(in millions)	2015	2014
Revenues:
EFT Network	$363	$344	6%
Stored Value Network	250	244	2%
Security and Fraud	301	284	6%
Other	152	138	10%
Segment revenue	$1,066	$1,010	6%
Segment EBITDA	$448	$448	—%
Segment margin	42.0%	44.4%	(240)bps
Key indicators:
Network transactions (EFT and Stored Value) (a)	13,851	12,749	9%

(a)	Network transactions include debit issuer processing transactions, Star Network issuer transactions, and closed loop and open loop transactions.

Network & Security Solutions revenue increased during the three months ended September 30, 2015 compared to the same period in 2014 driven by continued growth within all of our product categories. EFT Network revenue increased due to growth from new and existing clients, partially offset by pricing changes. Stored Value Network revenue growth was driven by growth in open loop prepaid card transactions. Security and fraud revenue increased as growth of $14 million in our portfolio of security and fraud products, which includes the roll-out of our Transarmor Solutions to SMB which commenced in the fourth quarter of 2014, was partially offset by a $5 million decline in Telecheck revenue. Other revenue increased due to growth from a new short-term Government contract that was awarded during the first quarter of 2015.
Network & Security Solutions revenue increased during the nine months ended September 30, 2015 compared to the same period in 2014 driven by growth within all of our product categories. EFT Network revenue increased due to growth from new and existing clients partially offset by pricing changes. Stored Value Network revenue increased due to growth in open loop prepaid card transactions, partially offset by the disposition of EFS in the second quarter of 2014 which had an approximate $20 million negative impact on segment revenue for the nine months ended September 30, 2015. Security and fraud revenue increased as growth of $32 million in our portfolio of security and fraud products, which includes the roll-out of our Transarmor Solutions to SMB which commenced in the fourth quarter of 2014, was partially offset by a $17 million decline in Telecheck revenue. Other revenue increased due to growth from a new short-term Government contract that was awarded during the first quarter of 2015.
Network & Security Solutions Segment EBITDA increased 7 percentage points during the three months ended September 30, 2015 compared to the same period in 2014 due to the impact of the revenue items noted above as well as a $3 million benefit from the completion of a long term contract, partially offset by increased operational expenses related to our purchases of Gyft and TWI of $7 million and increased operating expenses of approximately $2 million for new STAR Network functionality.

Network & Security Solutions Segment EBITDA remained flat during the nine months ended September 30, 2015 compared to the same period in 2014 due to the impact of the revenue items noted above, offset by increased operating expenses related to our purchases of Gyft and TWI of $18 million, operating expenses of approximately $5 million for new STAR Network functionality, and the sale of EFS. The disposition of EFS had a negative impact of approximately $10 million on segment EBITDA during the nine months ended September 30, 2015.
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

Over the past few years, we completed various amendments and modifications to certain of our debt agreements in an effort to extend our debt maturities and lower interest rates. Details regarding our debt structure are provided in note 6 "Borrowings" in our audited consolidated financial statements for the year ended December 31, 2014 included in our Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b).

Changes in Capital Structure

On July 10, 2015, we entered into a joinder agreement to our senior secured credit facilities providing for incremental term loans of $725 million and €250 million ($276 million), the proceeds of which were used to redeem $955 million of our 7.375% senior secured first lien notes due 2019.
On August 11, 2015, we issued $1.2 billion of our 5.375% senior secured first lien notes due 2023. The proceeds of this offering were used to repurchase and redeem the remaining outstanding amounts of our 7.375% senior secured first lien notes due 2019 and our 8.875% senior secured first lien notes due 2020 and pay related fees and expenses.
On October 15, 2015, we filed our Prospectus with the Securities and Exchange Commission pursuant to Rule 424(b). The net proceeds to us from the offering, after deducting underwriting discounts, commissions, and KKR termination fees was $2.6 billion. On November 2, 2015, we used proceeds to redeem all $510 million aggregate principal amount of our 11.25% senior unsecured notes due 2021 and intend to use the remaining proceeds to redeem approximately $1.8 billion aggregate principal amount of our 12.625% senior unsecured notes due 2021, to pay applicable premiums and related fees and expenses, and for general corporate purposes.

On October 29, 2015, we issued $3.4 billion of 7.0% senior secured first lien notes due 2023. Proceeds from the offering will be used to redeem our remaining 12.625% senior unsecured notes due 2021, our 10.625% senior unsecured notes due 2021, and our 11.75% senior subordinated notes due 2021.

On November 5, 2015, the Company issued $1.0 billion of 5.0% senior secured first lien notes due 2024 and $2.2 billion of 5.75% senior secured second lien notes due 2024. Proceeds from the offerings will be used to redeem the remaining 8.75% senior secured second lien notes due 2022, and the remaining 8.25% second lien notes due 2021.

As of November 10, 2015, our long-term corporate family rating from Moody’s was B2 (positive outlook). The long-term local issuer credit rating from Standard and Poor’s was B+ (stable). The long-term issuer default rating from Fitch was B (positive). Our current level of debt may limit our ability to get additional funding beyond our revolving credit facility if needed. A decrease in our credit ratings could affect our interest expense or our ability to access funding.

Cash and cash equivalents. Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of September 30, 2015 and December 31, 2014, we held $368 million and $358 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by domestic subsidiaries that are not available to fund operations outside of those subsidiaries. As of September 30, 2015 and December 31, 2014, the cash and cash equivalents held by these subsidiaries totaled $160 million and $152 million, respectively. All other domestic cash balances, to the extent available, are used to fund our short-term liquidity needs.

Cash and cash equivalents also include amounts held outside of the U.S., totaling $161 million and $171 million, as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, there was approximately $50 million of cash and cash equivalents held outside of the United States available for general corporate purposes. We plan to fund any international cash needs throughout the remainder of 2015 within our international operations with cash held by our international entities, but if necessary, could fund such needs using cash from the United States, subject to satisfying debt covenant restrictions.
Cash flows from operating activities

	Nine months ended September 30,
Source/(use) (in millions)	2015	2014
Net loss	$(105)	$(330)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	843	878
Charges related to other operating expenses and other income	147	145
Other non-cash and non-operating items, net	(13)	(8)
(Decrease) increase in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	(66)	53
Other assets, current and long-term	(16)	64
Accounts payable and other liabilities, current and long-term	(71)	(180)
Income tax accounts	(32)	(23)
Net cash provided by operating activities	$687	$599

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of our working capital requirements.
Our operating cash flow is significantly impacted by our level of debt. Approximately $1,330 million and $1,497 million in cash interest, net of swap settlements, was paid during the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash interest payments from 2014 is due to extinguishing debt in the third quarter of 2014.

Cash flows from operating activities increased for the nine months ended September 30, 2015 compared to the same period in 2014 due to a $225 million improvement in our net loss, partially offset by fluctuations in working capital. The increase in working capital use in 2015 compared to 2014 is principally due to growth in our product sales and leasing business, which generally have longer payment terms, timing of prepayments, interest payments, and vendor payments, offset partially by supplier signing bonuses received during the year.

We anticipate funding operations throughout the remainder of 2015 with cash flows from operating activities and by closely managing discretionary capital and other spending; however, any shortfalls would be supplemented as necessary by borrowings against our senior secured revolving credit facility.
Cash flows from investing activities

	Nine months ended September 30,
Source/(use) (in millions)	2015	2014
Proceeds from dispositions, net of expenses paid	$4	$270
Additions to property and equipment	(213)	(214)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(244)	(196)
Acquisitions, net of cash acquired	(89)	(30)
Proceeds from sale of property and equipment	3	3
Purchase of investments	(17)	—
Other investing activities	2	2
Net cash used in investing activities	$(554)	$(165)

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

In June 2015, we acquired TWI, a provider of digital stored value products that offer gift card programs, loyalty incentives, and integrated marketing solutions for retailers, partners, and consumers. In addition to TWI, we also completed an acquisition of a webstore builder as well as the acquisition of a wholesale independent sales organization. Refer to note 4 "Acquisitions" in our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.

Capital expenditures (Additions to property and equipment and Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs). Capital expenditures are anticipated to be approximately $0.6 billion in 2015 and are expected to be funded by cash flows from operations. If, however, cash flows from operating activities are insufficient, we will decrease our discretionary capital expenditures or utilize our senior secured revolving credit facility.

Cash flows from financing activities

	Nine months ended September 30,
Source/(use) (in millions)	2015	2014
Short-term borrowings, net	$219	$(35)
Proceeds from issuance of long-term debt	2,206	1,830
Payment of debt issuance cost	(104)	(355)
Principal payments on long-term debt	(2,185)	(3,725)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(232)	(201)
Purchase of noncontrolling interest	—	(1)
Capital transactions with parent, net	(13)	2,035
Net cash used in financing activities	$(109)	$(452)

Short-term borrowings, net. The cash activity related to short-term borrowings in 2015 resulted from net borrowings on our senior secured revolving credit facility, partially offset by net paydowns on our international credit lines used principally to prefund settlement activity. The cash activity related to short-term borrowings in 2014 resulted from net paydowns on our international credit lines used principally to prefund settlement activity.

On June 2, 2015, we terminated and replaced our previous $1.0 billion senior secured revolving credit facility with a new $1.25 billion facility. The new revolving credit facility matures on June 2, 2020, subject to certain earlier springing maturity provisions in certain circumstances. Besides the letters of credit discussed below, we had $260 million and $10 million outstanding against the facilities as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, $944 million remained available under the facility. Excluding the letters of credit, the largest amount outstanding against the facilities during the nine months ended September 30, 2015 was approximately $526 million, while the average amount outstanding during the nine months ended September 30, 2015 was approximately $197 million.

We utilize our senior secured revolving credit facility to fund investing or operating activities when cash flows from operating activities are not sufficient. We believe the capacity under our senior secured revolving credit facility will be sufficient to meet our liquidity needs. Our senior secured revolving credit facility can be used for working capital and general corporate purposes.

There are multiple institutions that have commitments under this facility with none representing more than 20% of the remaining capacity.

Proceeds from issuance of long-term debt and Principal payments on long-term debt. During the nine months ended September 30, 2015, we received $2.2 billion from the issuance of long-term debt, the proceeds of which were used to prepay existing long-term notes totaling $2.1 billion and related fees, and expenses. Associated with these transactions, we recorded a $108 million loss on debt extinguishment. Payments for capital leases totaled $69 million and $55 million for the nine months ended September 30, 2015 and 2014, respectively.

Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest. Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest represent distributions of earnings. The majority of the activity in all periods presented was the result of distributions associated with the Banc of America Merchant Services, LLC (BAMS) alliance.

Letters, lines of credit, and other

	Total Available (a)		Total Outstanding
(in millions)	As of September 30, 2015	As of December 31, 2014	As of September 30, 2015	As of December 31, 2014
Letters of credit (b)	$250	$500	$46	$43
Lines of credit and other (c)	289	349	33	68

(a)	Total available without giving effect to amounts outstanding.

(b)
Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The largest amount of letters of credit outstanding was approximately $46 million during the nine months ended September 30, 2015. All letters of credit expire on or prior to July 31, 2016 with a one-year renewal option. We expect to renew most of the letters of credit prior to expiration.

(c)
As of September 30, 2015, represents $269 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity. We cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, we had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, we will utilize our existing cash, cash flows from operating activities, or our senior secured revolving credit facility to meet our liquidity needs.

Guarantees and covenants. For a description of guarantees and covenants and covenant compliance, refer to the “Guarantees and covenants” and “Covenant compliance” sections in "Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2014, included in our Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b). As of September 30, 2015, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $12.2 billion, Covenant EBITDA of $3.1 billion and a Ratio of 3.88 to 1.00 compared to the maximum ratio allowed by the covenant of 6.00 to 1.00.

The calculation of Covenant EBITDA under our senior secured term loan facility is as follows:

(in millions)	Last twelve months ended September 30, 2015
Net loss attributable to First Data Corporation	$(252)
Interest expense and income, net	1,602
Income tax expense	73
Depreciation and amortization (1)	1,128
EBITDA (6)	2,551

Stock based compensation	36
Restructuring, net	61
Non-operating foreign currency (gains) and losses	(46)
Derivative financial instruments (gains) and losses	27
Cost of alliance conversions and other technology initiatives (2)	9
KKR related expenses	21
Debt issuance and modification costs	4
Litigation and regulatory settlements	21
Projected near-term cost savings and revenue enhancements (3)	92
Net income attributable to noncontrolling interest	212
Equity entities taxes, depreciation and amortization (4)	11
Loss on debt extinguishment	108
Other (5)	28
Covenant EBITDA (6)	$3,135

(1)
Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within "Transaction and processing service fees" of $48 million and amortization related to equity method investments, which is netted within the "Equity earnings in affiliates" line of $60 million.

(2)
Represents costs directly associated with the strategy to have First Data Corporation operate Bank of America N.A.'s legacy settlement platform which are considered business optimization projects and other technology initiatives.

(3)
Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives described in footnote (2). We may not realize the anticipated cost savings pursuant to our anticipated timetable or at all.

(4)	Represents our proportional share of income taxes, depreciation and amortization on equity method investments.

(5)	Includes items such as impairments, customer disputes, earnouts, and other as applicable to the period presented.

(6)
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
Off-Balance Sheet Arrangements

During the nine months ended September 30, 2015 and 2014, we did not engage in any off-balance sheet financing activities other than those discussed in the “Off-Balance Sheet Arrangements” discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2014, included in our Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b).
Contractual Obligations

During the nine months ended September 30, 2015, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 31, 2014 in our Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b), other than as outlined in note 5 “Borrowings” in our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Critical Accounting Policies

Our critical accounting policies have not changed from those reported as of December 31, 2014 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b).

New Accounting Guidance

Refer to note 1 “Basis of Presentation and Summary of Significant Accounting Policies” in our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for new accounting guidance issued during the nine months ended September 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

There have been no material changes from those reported for the year ended December 31, 2014 included in our Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b) related to our exposure to market risk from interest rates.

Foreign Currency Risk

As discussed in “Quantitative and Qualitative Disclosures About Market Risk” for the year ended December 31, 2014, included in our Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b), we are exposed to changes in currency rates as a result of our investments in foreign operations, revenues generated in currencies other than the U.S. dollar and foreign currency denominated loans. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates.

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in a decrease to pretax income of approximately $56 million. The decrease results from a $86 million decrease related to a euro-denominated term loans held by us. This decrease is partially offset by a $21 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the twelve months preceding September 30, 2015, and a $9 million increase related to foreign exchange on intercompany loans. There is inherent limitation in the sensitivity analysis presented, primarily due to the assumption that foreign exchange movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Regulatory

Through our merchant alliances, we hold an ownership interest in several competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, we actively maintain an antitrust compliance program.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of September 30, 2015. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

During the third quarter of 2015, we commenced the migration of certain activities in connection with our strategic expense management initiative. This migration presents transitional risks to maintaining adequate internal controls over financial reporting. Other than with respect to this migration, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. None of these matters, either individually or in the aggregate, currently are material to us.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our Prospectus filed with the Securities and Exchange Commission on October 15, 2015 pursuant to Rule 424(b).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Ninth Amended and Restated Certificate of Incorporation of First Data Corporation	8-K	1-11073	3.1	10/19/2015
4.3	Indenture, dated as of August 11, 2015, among First Data Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.375% Senior Secured Notes Due 2023	8-K	1-11073	4.1	8/13/2015
4.4	Amended and Restated Pledge Agreement, dated as of August 11, 2015, among First Data Corporation, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	1-11073	4.3	8/13/2015
4.5	Amended and Restated Security Agreement, dated as of August 11, 2015, among First Data Corporation, the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	1-11073	4.2	8/13/2015
10.1*	First Data Corporation 2015 Omnibus Incentive Plan	8-K	1-11073	10.1	10/19/2015
10.2*	First Data Corporation 2015 Employee Stock Purchase Plan	8-K	1-11073	10.2	10/19/2015
10.3*	Employment Agreement with Frank J. Bisignano, effective September 18, 2015	8-K	1-11073	10.1	9/24/2015
31.1 (1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

*	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date:	November 10, 2015	By	/s/ HIMANSHU A. PATEL
Himanshu A. Patel
Executive Vice President, Chief Financial Officer
(principal financial officer)

Date:	November 10, 2015	By	/s/ MATTHEW CAGWIN
Matthew Cagwin
Senior Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)