Form 10-K
period 2015-12-31
FIRST DATA CORP
filed 2016-02-25
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2016
Class A Common Stock, $0.01 par value per share	179,873,244 shares
Class B Common Stock, $0.01 par value per share	719,330,114 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholder to be held on May 11, 2016 are incorporated by reference in Part III.

Unless otherwise indicated or the context otherwise requires, financial data in this Form 10-K reflects the consolidated business and operations of First Data Corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references herein to “First Data,” “FDC,” the “Company,” “we,” “our,” or “us” refer to First Data Corporation and its consolidated subsidiaries.

Amounts in this Form 10-K and the consolidated financial statements included in this Form 10-K are presented in U.S. Dollars rounded to the nearest million, unless otherwise noted.

Forward-Looking Statements

Certain matters we discuss in this Form 10-K and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA), earnings, margins, growth rates, and other financial results for future periods. By their nature, forward-looking statements speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results could differ materially and adversely from our forward-looking statements due to a variety of factors, including the following: (1) adverse impacts from global economic, political, and other conditions affecting trends in consumer, business, and government spending; (2) our ability to anticipate and respond to changing industry trends, including technological changes and increasing competition; (3) our ability to successfully renew existing client contracts on favorable terms and obtain new clients; (4) our ability to prevent a material breach of security of any of our systems; (5) our ability to implement and improve processing systems to provide new products, improve functionality, and increase efficiencies; (6) our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (7) credit and fraud risks in our business units and merchant alliances, particularly in the context of eCommerce and mobile markets; (8) consolidation among financial institution clients or other client groups that impacts our client relationships; (9) our ability to improve our profitability and maintain flexibility in our capital resources through the implementation of cost savings initiatives; (10) our ability to successfully value and integrate acquired businesses, including those outside of the United States; (11) our high degree of leverage; (12) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (13) changes in the interest rate environment that increase interest on our borrowings or the interest rate at which we can refinance our borrowings; (14) the impact of new laws, regulations, credit card association rules, or other industry standards; and (15) new lawsuits, investigations, or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings,  and various other factors discussed throughout this report, including but not limited to, Item 1 - Business, Item 1A - Risk Factors, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as required by law, we do not intend to revise or update any forward-looking statement as a result of new information, future developments or otherwise.

PART I
ITEM 1.    BUSINESS

General

First Data Corporation (we, our, Company or First Data) sits at the center of global electronic commerce. We believe we offer our clients the most complete array of integrated solutions in the industry, covering their needs across next-generation commerce technologies, merchant acquiring, issuing, and network solutions. We serve our clients in 118 countries, reaching approximately 6 million business locations and over 4,000 financial institutions. We believe we have the industry’s largest distribution network, driven by our partnerships with many of the world’s leading financial institutions, our direct sales force, and a network of distribution partners. We are the largest merchant acquirer, issuer processor, and independent network services provider in the world, enabling businesses to accept electronic payments, helping financial institutions issue credit, debit and prepaid cards, and routing secure transactions between them. In 2015, we processed 79 billion transactions globally, or over 2,500 per second, and processed 28% of the world’s eCommerce volume. In our largest market, the United States, we acquired $1.7 trillion of payment volume, accounting for nearly 10% of U.S. GDP last year.

On October 15, 2015, we filed a Prospectus for our Initial Public Offering with the Securities and Exchange Commission pursuant to Rule 424(b). We issued 176,076,869 shares of Class A common stock and began trading on the New York Stock Exchange under the symbol "FDC". The net proceeds to us from the offering, after deducting underwriting discounts and commissions were $2.7 billion. We used the net proceeds from the offering to redeem all $510 million aggregate principal amount of our 11.25% senior unsecured notes due 2021 and $1.9 billion aggregate principal amount of our 12.625% senior unsecured notes due 2021, to pay applicable premiums and related fees and expenses, and for general corporate purposes.

On October 13, 2015, First Data Holdings Inc. (FDH), our direct parent company, merged with and into First Data Corporation, with First Data Corporation being the surviving entity (HoldCo Merger). All outstanding shares of FDH were converted into Class B common stock, which are entitled to ten votes per share. All of First Data's outstanding common stock was eliminated upon the merger. We accounted for the HoldCo Merger as a transfer of assets between entities under common control and reflected the transaction in our financial statements on a prospective basis.

On October 13, 2015, we amended our certificate of incorporation which affected a reverse stock split of our authorized, issued and outstanding Class B common stock, on the basis of 1 new share of Class B common stock for each 3.16091 old shares of common stock. Note 4 “Stock Compensation Plans” to our consolidated financial statements in Part II, Item 8 of this Form 10-K has been retrospectively adjusted to reflect the impact of the reverse stock split. The shares on our consolidated balance sheet were not retrospectively adjusted as of December 31, 2014, because the shares of our stock were not subject to the stock split.

We have operations and offices located within the United States (U.S.) (domestic) and outside of the U.S. (international) where sales, customer service and/or administrative personnel are based. Total revenues from processing domestic and international transactions as a percentage of total revenues and total long lived assets attributable to domestic and international operations as a percentage of total long lived assets, are displayed in the below table.

	Year ended December 31,
	2015	2014	2013
Total generated from processing transactions:
Domestic	86%	85%	85%
International	14%	15%	15%
Long-lived assets attributable to operations:
Domestic	89%	88%	87%
International	11%	12%	13%

No single international country is greater than 10% of our total revenues or long-lived assets during any of the years presented in the above table. Further financial information relating to our international and domestic revenues and long-lived assets is set forth in note 7 "Segment Information" to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Our business is characterized by transaction related fees, multi-year contracts, and a diverse client base, which allows us to grow alongside our clients. Our multi-year contracts allow us to achieve a high level of recurring revenues with the same clients. While the contracts typically do not specify fixed revenues to be realized thereunder, they do provide a framework for revenues to be generated based on volume of services provided during such contract's term. Our business also generally requires minimal incremental capital expenditures and working capital to support additional revenue within our existing business lines.

Products and Services Segments Information

We provide a range of solutions to businesses and financial institutions across the value chain of commerce-enabling services and technologies. We create our value-added solutions from a suite of proprietary technology products, software, cloud-based applications, processing services, security offerings, and customer support programs that we configure to meet our clients' individual needs.

We operate three reportable segments: Global Business Solutions (GBS), Global Financial Solutions (GFS), and Network & Security Solutions (NSS). Our segments are designed to establish global lines of businesses that support our global client base and allow us to further globalize our solutions while working seamlessly with our geographic teams across our regions: the United States and Canada (North America); Europe, Middle East, and Africa (EMEA); Latin America (LATAM); and Asia Pacific ( APAC) and be supported by a corporate team focused on companywide issues.

•
Global Business Solutions (GBS) - This segment provides retail point-of-sale merchant acquiring and eCommerce services as well as next-generation offerings such as mobile payment services, webstore-in-a-box solutions, and our cloud-based Clover point-of-sale operating system, which includes a marketplace for proprietary and third-party business applications.

•
Global Financial Solutions (GFS) - This segment provides credit solutions for bank and non-bank issuers. These include credit and retail private-label card processing within the United States and international markets, as well as licensed financial software systems, such as our VisionPLUS bank processing application, and lending solutions. Global Financial Solutions also provides financial institutions with a suite of related services including card personalization and embossing, statement printing, client service, and remittance processing.

•
Network & Security Solutions (NSS) - This segment provides a wide range of value-added solutions that we sell to clients in our Global Business Solutions and Global Financial Solutions segments, smaller financial institutions, and other enterprise clients. These solutions include our EFT network solutions, such as our STAR Network, our debit card processing solutions, our stored value network solutions, such as Money Network, ValueLink, Gyft, and Transaction Wireless (TWI), and our security and fraud solutions, such as TransArmor and TeleCheck. This segment also supports our other digital strategies, including online and mobile banking, and our business supporting mobile wallets.

See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed explanation of our operating results.

Segment products and services are illustrated below:

Global Business Solutions (GBS)	Global Financial Solutions (GFS)	Network & Security Solutions (NSS)
Clients:	Businesses and business owners of all types and sizes	Financial Institutions and other issuers of all sizes	GBS and GFS clients, small banks, and other enterprises
Goals:	To help businesses grow commerce at the retail, online, and mobile POS	To help issuers empower their customers to transact	To help connect, manage, protect, and secure our clients' data
Key Solutions:	• Merchant Acquiring • eCommerce • *Clover* POS technology • Business Software • Marketing/Loyalty	• Credit/Retail Private Label Issuer Processing • Output Services • *VisionPLUS* Software • Marketing/Loyalty	• EFT Network solutions *(STAR, debit processing)* • Stored Value Network Solutions *(Valuelink, MoneyNetwork, Gyft, and TWI)* • Security/Risk Management
2015 Segment Revenue:	$4.1 billion, up 1% from 2014	$1.5 billion, flat over 2014	$1.5 billion, up 7% from 2014
Adjusted EBITDA:	$1.7 billion, flat over 2014	$550 million, up 4% from 2014	$639 million, up 5% from 2014

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

Overview of Payment Processing

The processing of a traditional card transaction includes two sub-processes: (1) capture and authorization and (2) clearing and settlement. Below is an illustrative diagram of the flow of a typical card transaction and an explanation of each step in the process.

Capture and Authorization

In the capture and authorization process, the business obtains approval for payment from the card issuing bank. This process includes the following steps:

1.	Once the consumer is ready to make a purchase, he or she presents their card for payment;

2.	The card is swiped in the Point-of-Sale (POS) device at the business location, which captures the account information contained on the card's magnetic stripe or EMV-compliant chip;

•
In a mobile commerce transaction facilitated by a mobile wallet, such as Apple Pay, the appropriate card details are stored virtually on an application on the phone and transmitted to the POS device through a chip equipped with near-field communication (NFC) technology;

•
In an eCommerce transaction, the POS device is replaced by a virtual terminal application and the consumer types the card number into the check-out page of the online storefront. In some circumstances, an online wallet, such as PayPal, may be used to transmit the appropriate payment credentials;

3.	The customer's card details are transmitted from the POS to the merchant acquirer, or the merchant acquirer's processor, via an internet connection or a phone line;

•	In an eCommerce transaction, the information is encrypted and then transmitted to the merchant acquirer, or merchant acquirer's processor, via an online gateway;

4.
The merchant acquirer, or the merchant acquirer's processor, identifies the appropriate payment network affiliated with the card, such as Visa, MasterCard, or STAR, and forwards the card details to the appropriate network;

5.	The payment network receives the request for payment authorization, identifies the appropriate card issuing bank, and routes the transaction to the bank or its issuer processor;

6.
The card issuing bank, or its issuer processor, receives the request and then executes a series of inquiries into its account systems to assess the potential risk of fraud for the transaction, establish that the account is in good standing, and verify that the cardholder has sufficient credit or adequate funds to cover the amount of the transaction;

7.	The card issuing bank, or its issuer processor, approves or declines the transaction and sends back the response to the payment network. In this example the transaction is approved;

8.	The payment network receives the approval and forwards the authorization to the merchant acquirer, or merchant acquirer's processor; and

9.	The merchant acquirer, or merchant acquirer's processor, sends the authorization back to the POS device at the business location, which provides an approval confirmation and prints a receipt;

•	In a mobile commerce transaction, the approval confirmation and receipt may also be transmitted to the consumer's mobile wallet application or to the consumer via email;

•
In an eCommerce transaction, the authorization is sent to the online storefront, which communicates the approval to the consumer on the screen, and may provide the receipt for printing online or via email.

Clearing and Settlement

In the clearing and settlement process, a request for payment is initiated, funds are transferred and the transaction is posted to the business owner's and the consumer's account statements. The clearing and settlement process includes the following steps:

10.
Typically at the end of the day, the business submits a batch of all of its approved authorizations to the merchant acquirer, or the merchant acquirer's processor, through a function on its POS device;

•	In the case of an eCommerce business, the online storefront's gateway sends the batch to the merchant acquirer, or to the merchant acquirer's processor;

11.
The merchant acquirer, or the merchant acquirer's processor, receives the batch, notes the final amounts due for settlement, and routes the batch of approved authorizations to each applicable payment network;

12.	Each payment network sends the batch of approved authorizations to the applicable card issuing bank, or its issuer processor, which posts the transaction to the consumer's statement;

13.
Typically within 48 hours, the payment network calculates net settlement positions for the merchant acquirer and the card issuing bank, sends advisements to the merchant acquirer and card issuing bank, and submits a fund transfer order to a settlement bank; and

14.	The settlement bank facilitates the exchange of funds between the merchant acquirer and the card issuing bank; and the merchant acquirer transfers the funds to the business owner's account.

Global Business Solutions Segment

The following table presents Global Business Solutions information as a percentage of total segment revenue and adjusted EBITDA:

	Year ended December 31,
	2015	2014	2013
Segment revenue	58%	58%	59%
Adjusted EBITDA	62%	63%	67%

See note 7 "Segment Information" to our consolidated financial statements in Part II, Item 8 of this Form 10-K for a detail of segment revenue and adjusted EBITDA results.

Global Business Solutions Operations Our largest segment, Global Business Solutions, provides businesses of all sizes and types with a wide range of solutions at the point of sale, including merchant acquiring, eCommerce, mobile commerce, POS, and other business solutions. We served approximately 3.3 million business locations in the United States and 2.3 million outside the United States. Our largest service in this segment is merchant acquiring, which facilitates the acceptance of commercial transactions at the POS, whether a retail transaction at a physical business location, a mobile commerce transaction through a mobile or tablet device, or an eCommerce transaction over the Internet. In 2015, we acquired $1.7 trillion of payment volume in the United States and $178 billion of payment volume outside the United States.

We employ a variety of go-to-market strategies in our Global Business Solutions segment. We operate direct sales teams and also partner with indirect non-bank sales forces, such as independent sales agents, independent sales organizations (ISOs), independent software vendors (ISVs), value added retailers (VARs), and payment services providers (PSPs) to sell our commerce solutions to Small and Medium Sized Business (SMBs). In addition, we leverage the powerful sales capabilities of our bank partners to go to market through several structures, including joint venture equity alliances, revenue sharing alliances, and referral partnerships.

Our Global Business Solutions segment revenues are primarily derived from processing credit and debit card transactions for merchants and other business clients and includes fees for providing processing, loyalty and software services, and sales and leases of POS devices. Revenues are generated from a variety of sources, including:

•
Discount fees charged to a merchant, net of credit and debit card interchange and assessment fees charged by the payment networks. The discount fee is typically either a percentage of the purchase amount or an interchange fee plus a fixed dollar amount;

•	Processing fees charged to our alliances;

•	Processing fees charged to merchant acquirers who have outsourced their transaction processing to us;

•	Sales and leases of POS devices;

•	Fees from providing reporting and other services; and

•	Software fees such as security and Clover related fees.

We typically provide these services as part of a broader commerce-enabling solution to our business clients across multiple channels, including:

•	Retail POS - Physical businesses or storefront locations, such as retailers, supermarkets, restaurants, and petroleum stations, with brick and mortar facilities, which we refer to as Retail POS;

•
Mobile POS - Physical businesses with remote or wireless storefront locations, such as small retailers and service providers that use mobile devices to accept electronic payments, which we refer to as Mobile POS; and

•
Online POS - Online businesses or website locations, such as retailers, digital content providers, and mobile app developers with Internet-based storefronts that can be accessed through a personal computer or a mobile device, which we refer to as eCommerce.

Clover Operating System We acquired Clover, an open architecture, integrated POS operating system, in December 2012 and invested in the technology to significantly enhance and expand its capabilities. Our goal with Clover is to create for business owners the largest open architecture platform of commerce-enabling solutions and applications in the world. We have expanded the family of Clover products to include the Clover Station, Clover Mobile, Clover Mini, and Clover Go and each device provides a broad range of next-generation features and software applications designed to help business clients conduct commerce. Within Clover, we also offer a cloud-based Clover App Market for business applications. Our software marketplace is designed specifically to provide business clients with integrated software applications that they can download and install quickly and easily on their Clover devices. Business applications can be developed internally by us, such as Insightics or by third party developers. As of December 31, 2015, the Clover App Market has 141 active business applications and 389 in development.

In addition to enhancing our ability to drive core acquiring sales, Clover allows us to earn incremental revenue from business clients. Currently, certain versions of Clover charge a recurring software-as-a-service fee, and we also earn economics from the Clover App Market, where we typically have a revenue share arrangement on paid applications with the application developer.

We also believe Clover can help enhance client retention because we believe it will become core to our clients' businesses, and position us as a value-added partner. For example, business owners may use applications in the Clover App Market to manage their employees' work schedules, operate customer loyalty programs, integrate transaction information directly into their accounting software, manage inventory, and provide analytics on their business.

Global Business Solutions Competition Our Global Business Solutions segment competes with merchant acquirers that include Vantiv, Worldpay, Global Payments, and Heartland Payment Systems, in addition to financial institutions that provide acquiring and processing services to businesses on their own, such as Chase Paymentech Solutions, Elavon (a subsidiary of U.S. Bancorp), and Barclaycard. In many cases our alliance and commercial partners compete against each other. Additionally, payment networks such as Visa and MasterCard are increasingly offering products and services that compete with our suite of solutions. Competitors of our next-generation services include PayPal, Braintree (a subsidiary of PayPal), CyberSource (a subsidiary of Visa Inc.), Adyen, and Stripe, along with integrated point of sale providers such as Micros, NCR, Square, ShopKeep, Revel, and others.

The primary competitive factors impacting this segment are brand, data security, breadth of features and functionality, ease of technological integration, strength of financial institution partnerships, price, and servicing capability. Other factors impacting this segment include consolidation among large businesses and financial institutions, the pace of integrated point of sale solution development, and the creation of new payment methods and related technologies.

Global Business Solutions Seasonality Our Global Business Solutions segment experiences a modest level of seasonality, with the first quarter representing the lowest level of sales and the fourth quarter representing the highest level of sales. Over the past eight quarters, our quarterly revenue as a percentage of total yearly revenue has ranged between 23% and 26% each quarter.

Global Business Solutions Geographic Mix and Revenues Our Global Business Solutions segment generates approximately 78% of its revenues from clients in our North America region, 13% from clients in the EMEA region, 5% from clients in our APAC region, and 4% from clients in our LATAM region. The Global Business Solutions segment's revenues and earnings are impacted by the number of transactions and payment volume, the mix of consumer usage of credit cards, debit cards, and the size of the business.

Global Financial Solutions Segment

The following table presents Global Financial Solutions information as a percentage of total segment revenue and adjusted EBITDA:

	Year ended December 31,
	2015	2014	2013
Segment revenue	21%	22%	21%
Adjusted EBITDA	20%	20%	16%

See note 7 "Segment Information" to our consolidated financial statements in Part II, Item 8 of this Form 10-K for a detail of segment revenue and adjusted EBITDA results.

Global Financial Solutions Operations Our Global Financial Solutions segment provides financial institutions, which include bank and non-bank issuers such as retailers with proprietary card portfolios, with a broad range of solutions that enable them to offer financial products and solutions to their customers. Our Global Financial Solutions segments serves approximately 1,400 financial institutions globally and deliver value to clients through a variety of channels, including end-to-end outsourced processing, managed services, and various software delivery models utilizing our proprietary VisionPLUS application. Our services include credit card and loan processing, commercial payments, and related supporting products. In 2015, we processed 7.4 billion transactions on our platforms. As of December 31, 2015, Global Financial Solutions managed 813 million card accounts on file in the United States, up 14% over 2014 and 146 million card accounts on file outside the United States, up 11% over 2014.

Our Global Financial Solutions clients include some of the world's largest financial institutions, which we serve across 90 countries. Our largest service in this segment is issuer processing, which helps banks and non-bank issuers provide credit, commercial, and retail card programs to their account holders. We also provide licensed and managed platforms for processing activities to financial institutions globally. Depending on the market, our solutions are often bundled with related offerings, such as statement printing and personalization of plastic cards, settlement and back office support, outsourced billing, remittance processing, and customer support call center services. As part of these solutions, we also provide custom programming and development to clients.

Global Financial Solutions' revenues and earnings are impacted by the number of consumer, commercial, and retail private label credit card accounts that are issued and actively in use. Revenue and profit growth is primarily driven by increased card usage, issuance of new cards from growth in existing clients and sales to new clients, and the related account conversions.

Our Global Financial Solutions' revenues are primarily derived from credit and retail card processing services, print, plastics, and remittance services, and loyalty and software services provided to financial institutions. Revenues for Global Financial Solutions are typically generated on the basis of number of accounts on file, statements/letters printed and mailed, and personalized plastics issued.

Processing Services and Licensing Processing services and licensing provide solutions to financial institutions and other issuers of credit, such as banks, group service providers, retailers, consumer finance companies, and credit unions that enable these issuers to process transactions on behalf of customers. Depending on our clients' needs, we deliver these solutions through our proprietary outsourced services platforms, software application licenses, or software-as-a-service hosted in the cloud. Services in our proprietary platform include transaction authorization and posting, account maintenance, and settlement. Our VisionPLUS software is used globally as both a processing solution and a licensed software solution that enables clients to process their own transactions, depending on the market. We also enable merchants and financial institutions to offer next generation payment solutions to their clients, such as Apple Pay, Android Pay, and Samsung Pay.

Revenues for card issuing processing services are derived from fees payable under contracts that depend primarily on the number of cardholder accounts on file. More revenue is derived from active accounts (those accounts on file that had a balance or any monetary posting or authorization activity during a specified period) than inactive accounts. Revenues are also derived from licensing fees for our VisionPLUS application, as well as cardholder and data transactions and professional services such as programming.

Account Support Services Along with our processing and licensing solutions, we provide a variety of supporting services throughout the life cycle of each account. Services include processing a card application, initiating service for the cardholder, accumulating the card's transactions into a monthly billing statement, and posting cardholder payments. Other services provided include customized communications to cardholders, plastics personalization and mailing, information verification associated with granting credit, debt collection, remittance processing, and client service on behalf of financial institutions. We also provide programming and customization to enhance and tailor our solutions to clients' needs through professional services.

Global Financial Solutions Competition Our Global Financial Solutions segment competes with card issuer processors, such as Total System Services, Vantiv, Fidelity National Information Services, Fiserv, Worldline, Equens, and SIX Payment Services, as well as the card issuer processing businesses of the global payment networks such as UnionPay Data. In addition, we compete with various software or custom-designed solutions that some financial institutions use to perform these services in-house.

The primary competitive factors impacting this segment are system performance and reliability, data security, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, platform scalability and flexibility, price, and servicing capability. Another factor impacting this segment is financial institution consolidation.

Global Financial Solutions Seasonality Our Global Financial Solutions segment experiences a modest level of seasonality, with the first quarter representing the lowest level of sales and the fourth quarter representing the highest level of sales. Over the past eight quarters, our quarterly revenue as a percentage of total yearly revenue has ranged between 24% and 26% each quarter.

Global Financial Solutions Geographic Mix and Revenues Our Global Financial Solutions segment generates approximately 59% of its revenues from clients in our North America region, 29% from clients in our EMEA region, 7% from clients in our LATAM region, and 5% from clients in our APAC region. Within the United States, revenues are diversified across financial institutions of all sizes and are spread across the country.

Network & Security Solutions Segment

The following table presents Network & Security Solutions information as a percentage of total segment revenue and adjusted EBITDA:

	Year ended December 31,
	2015	2014	2013
Segment revenue	21%	20%	20%
Adjusted EBITDA	23%	23%	22%

See note 7 "Segment Information" to our consolidated financial statements in Part II, Item 8 of this Form 10-K for a detail of segment revenue and adjusted EBITDA results.

Network & Security Solutions Operations Our Network & Security Solutions segment provides a range of network solutions and security, risk and fraud management solutions to business and financial institution clients in our Global Business Solutions and Global Financial Solutions segments, and independently to financial institutions, businesses, governments, processors and other clients. Our EFT Network Solutions manage debit card and account processing solutions and facilitate EFT commerce, such as PIN debit, PIN-less debit, and ATM transactions. Our STAR Network enables clients to encrypt, route, and decrypt various types of financial data, process debit and ATM transactions, and provide access to demand deposit accounts. In 2015, our STAR Network routed approximately 4.3 billion transactions in the United States. Our Stored Value Network Solutions facilitate stored value commerce, such as (1) closed-loop prepaid transactions, which are initiated by various types of prepaid cards issued by enterprises, such as retailers, that issue enterprise-branded cards that can generally be used only at the enterprise issuing the card or account, and (2) open-loop prepaid transactions, which are initiated by various types of prepaid cards issued by a bank and carry a network association brand, such as Visa or MasterCard, enabling them to be used at multiple merchant locations. This segment also includes our Data and Analytics Solutions, Online and Mobile Banking Solutions, Healthcare Solutions, and Government Solutions, and serves clients in the United States and outside the United States.

EFT Network Solutions enables our business and financial institution clients to route secure, encrypted data between themselves on our STAR Network to facilitate PIN and PIN-less debit and ATM transactions. Our STAR Network is connected to approximately 3,600 financial institutions and community banks, over 1 million POS and ATM locations, and numerous third-party payment processors, ATM processors, and card processors that participate in the network. When a business, a merchant acquirer, or an ATM owner acquires a STAR Network transaction, it sends the transaction data to the network switch, which is operated by us, which in turn routes the encrypted information to the appropriate financial institution for authorization. To be routed through the STAR Network, a transaction must be initiated with a card participating in the STAR Network at an ATM or POS device also participating in the STAR Network.

Revenues related to the STAR Network are derived from fees payable under contracts and negotiated rate structures, but are driven more by the data transactions processed than by accounts on file. In a situation in which a debit transaction uses our network and we are the debit card processor for the financial institution as well as the merchant acquirer for the business, we are eligible to receive one or more of the following:

•	a fee from the card issuing financial institution for running the transaction through the STAR Network;

•	a fee from the card issuer for obtaining the authorization;

•	a fee from the business for acquiring the transaction, recognized in the Global Business Solutions segment; and

•	a network acquirer fee from the business for accessing the STAR Network.

There are other possible configurations of transactions that result in us receiving multiple fees for a transaction, depending on the role we play.

Stored Value Network manages prepaid stored-value card issuance and processing services (i.e. gift cards) for retailers and others. The full-service stored-value/gift card program offers transaction processing services, card issuance, and customer service for over 200 national brands and several thousand small and mid-tier merchants. We also provide program management and processing services for association-branded, bank-issued, open loop (a card that can be used at multiple merchants), stored-value, reloadable, and one time prepaid card products. Revenues are generated from a variety of sources including processing fees for transactions processed and fees for card production and shipments.

Our commercial prepaid offerings are primarily sold to businesses and are comprised of:

•
ValueLink - Provides card and account issuing, program management, and transaction processing services for a range of prepaid card programs. Our closed-loop prepaid programs include gift, incentive, and rebate cards. We serve over 200 brands globally and several thousand SMBs. Our programs include reloadable and non-reloadable prepaid cards, and may be used with a variety of mobile applications.

•
Money Network - Provides open-loop electronic payroll distribution solutions that reduce or eliminate an employer's expense associated with traditional paper paychecks and helps employees without bank accounts avoid check cashing fees. The solution also provides important employee security as the funds are stored on the account, not as cash that can be lost or stolen. Money Network accounts can be used at any business location that accepts Visa or MasterCard branded cards, includes a packet of checks to be used to pay bills and avoid the cost of money orders, and offers a web portal to track account activity.

•
Gyft - A leading digital platform that enables consumers to buy, send, manage, and redeem virtual closed-loop cards using mobile devices. The Gyft solution, combined with our leadership in prepaid issuing solutions, creates a unique combination to support growth in a rapidly expanding market for virtual cards.

•
Transaction Wireless - A leading digital platform that enables businesses to sell virtual gift cards online, either to consumers through an integration with their eCommerce storefront, or to other businesses through a proprietary business-to-business solution.

Security and Fraud Solutions provide a range of security, risk, and fraud management solutions that help businesses and financial institutions securely run and grow their business by protecting their data, managing risk, and preventing fraud. Our solutions include TransArmor, our encryption, tokenization, and PCI compliance solution for POS data in-transit, Fraud Predictor Plus, our solution to detect fraud at the POS through a machine-learning based predictive model, and TeleCheck, the industry-leading database of check-writers activity. TeleCheck provides check verification, settlement, and guarantee services using our proprietary data-based system. Businesses can use this system to lower the risk of check acceptance or to have all checks guaranteed if approved. Revenues for our security solutions are earned on a licensed basis or per transaction.

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

Network & Security Solutions Competition Our Network & Security Solutions segment competes with networks such as Visa, MasterCard, and Discover for debit network services, and with Fidelity National Information Services for debit network and check verification and guarantee services. We also face competition from regional operators of debit networks. Our portfolio of analytics, information, security and risk management solutions competes with a wide range of providers across multiple disciplines, including Visa, MasterCard, Voltage, Verisk, Equifax, Experian, TransUnion, and Fair Isaac.

The primary competitive factors impacting this segment are system performance and reliability, data security, breadth of features and functionality, platform scalability and flexibility, price, and financial institution consolidation. Other factors impacting this segment include increasingly powerful and affordable technology capacity, improved data management and analytic tools, and emergence of cloud-based delivery models.

Network & Security Solutions Seasonality Our Network & Security Solutions segment experiences a modest level of seasonality, with the first quarter representing the lowest level of sales and the fourth quarter representing the highest level of sales. Over the past eight quarters, our quarterly revenue as a percentage of total yearly revenue has ranged between 23% and 27% each quarter.

Network & Security Solutions Geographic Mix and Revenues Our Network & Security Solutions segment is comprised of more than 99% domestic businesses.

Network & Security Solutions Acquisitions and Dispositions We have recently made the following acquisitions and product developments:

Transaction Wireless Inc. In 2015, we acquired Transaction Wireless, Inc. (TWI) a provider of digital stored value products that offer gift card programs, loyalty incentives, and integrated marketing solutions for retailers, partners, and consumers.

Gyft In 2014, we acquired Gyft, Inc. (Gyft), the leading digital platform that enables consumers to buy, send, manage, and redeem gift cards using mobile devices. Gyft’s exceptional capabilities, combined with our long-standing leadership in prepaid solutions, create a distinct combination in a rapidly growing market for virtual gift cards.

In 2014, we completed the sale of our 30% minority interest in a transportation payments business, Electronic Funds Source LLC (EFS).

Corporate

Corporate operations include corporate-wide governance functions such as our executive management team, aviation, tax, treasury, internal audit, corporate strategy, and certain accounting, human resources and legal costs related to supporting the corporate function. Costs incurred by Corporate that are attributable to a segment are allocated to the respective segment.

Global Regions

Over the past 15 years, we have established a global leadership position. We currently have operations in 36 countries and serve businesses and financial institutions in 118 countries around the world as illustrated on the following map:

Countries with Operations and Clients
Countries with Clients

First Data

Region	2015 Segment Revenue
NA	$5.5 billion
EMEA	$1.0 billion
LATAM	$267 million
APAC	$262 million

We deliver our solutions throughout the world via four regions:

North America

North America (United States and Canada) is our largest region. We are the largest merchant acquirer, issuer processor, independent network services provider in the region. The United States is our largest market in the world and accounts for the majority of our activity in the region. In 2015, we processed approximately 68 billion commercial transactions and acquired $1.7 trillion of payment volume in the United States, accounting for nearly 10% of U.S. GDP.

Europe, Middle East, and Africa (EMEA)

We have operations in 19 countries and serve clients in 65 countries in this region. We are a leading acquirer processor in EMEA and provide our suite of next-generation commerce-enabling solutions to businesses and financial institutions of all sizes and types.

Latin America (LatAm)

We have operations in 7 countries and serve clients in 32 countries in this region. We are a leading merchant acquirer, issuer processor, and eCommerce processor to businesses and financial institutions of all sizes and types in the region.

Asia Pacific (APAC)

We have operations in 8 countries and serve clients in 19 countries in this region. We are a leading merchant acquirer, issuer processor, ATM services provider, and eCommerce processor to businesses and financial institutions of all sizes and types in the region and have begun to introduce other commerce-enabling solutions in selected markets.

Intellectual Property

We own a global portfolio of many trademarks, trade names, patents, and other intellectual property that are important to our future success. The only intellectual property rights that are individually material to us are the First Data trademark and trade name, and the STAR trademark and trade name. The STAR trademark and trade name are used in the Network & Security Solutions segment. The First Data trademark and trade name are associated with quality and reliable electronic commerce and payments solutions. Financial institutions and merchants associate the STAR trademark and trade name with quality and reliable debit network services and processing services. Loss of the proprietary use of the First Data or STAR trademarks and trade names or a diminution in the perceived quality associated with these names could harm the growth of our businesses.

Employees and Labor

As of December 31, 2015, we had approximately 24,000 employees. The majority of the employees of our subsidiaries outside of the United States are subject to the terms of individual employment agreements. One of our wholly owned subsidiaries has approximately 1,600 employees in the United Kingdom, a portion of whom are members of the Unite trade union. Employees of our subsidiaries in Vienna, Austria; Frankfurt, Germany; and Nürnberg, Germany are also represented by local work councils. The Vienna workforce and a portion of the Frankfurt workforce are also covered by a union contract. Certain employees of our Korean subsidiary are represented by a Labor-Management council. In Brazil, all employees are unionized and covered by the terms of industry-specific collective agreements. Employees in certain other countries are also covered by the terms of industry-specific national collective agreements. None of our employees are otherwise represented by any labor organization in the United States. We believe that our relations with our employees and the labor organizations identified above are in good standing.

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

Government Regulations

Various aspects of our service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines. Certain of our services also are subject to rules promulgated by various payment networks and banking authorities as more fully described below.

The Dodd-Frank Act In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) was signed into law in the United States. The Dodd-Frank Act has resulted in significant structural and other changes to the regulation of the financial services industry. Among other things, Title X of the Dodd-Frank Act established a new, independent regulatory agency known as the Consumer Financial Protection Bureau (CFPB) to regulate consumer financial products and services (including some offered by our clients). The CFPB may also have authority over us as a provider of services to regulated financial institutions in connection with consumer financial products. Separately, under the Dodd-Frank Act, debit interchange transaction fees that a card issuer receives and are established by a payment card network for an electronic debit transaction are now regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board), and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. Effective October 1, 2011, the Federal Reserve Board capped debit interchange rates for card issuers operating in the United States with assets of $10 billion or more at the sum of $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. In addition, the new regulations contain non-exclusivity provisions that ban debit payment card networks from prohibiting an issuer from contracting with any other payment card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction. Beginning April 1, 2012, all debit card issuers in the United States were required to participate in at least two unaffiliated debit payment card networks. On April 1, 2013, the ban on network exclusivity arrangements became effective for prepaid card and healthcare debit card issuers, with certain exceptions for prepaid cards issued before that date.

Effective July 22, 2010, merchants were allowed to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (while federal governmental entities and institutions of higher education may set maximum amounts for the acceptance of credit cards). They were also allowed to provide discounts or incentives to entice consumers to pay with an alternative payment method, such as cash, checks or debit cards. In addition, the Dodd-Frank Act created a new entity, the Financial Stability Oversight Council, and authorized it to require that a nonbank financial company that is deemed to pose a systemic risk to the U.S. financial system become subject to consolidated, prudential supervision by the Federal Reserve Board. At this point it is unclear whether we would be subject to additional systemic risk related oversight.

Association and Network Rules We are subject to rules of MasterCard, Visa, INTERAC, PULSE, and other payment networks. In order to provide processing services, a number of our subsidiaries are registered with Visa and/or MasterCard as service providers for member institutions. Various subsidiaries of ours are also processor level members of numerous debit and electronic benefits transaction networks or are otherwise subject to various network rules in connection with processing services and other services we provide. As such, we are subject to applicable card association, network, and national scheme rules that could subject us to fines or penalties. We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by us using the Automated Clearing House Network and to various state and federal laws regarding such operations, including laws pertaining to electronic benefits transaction.

Cashcard Australia Limited (Cashcard) is a member of the Australian Consumer Electronic Clearing System (CECS), which is a debit payment system regulated by network operating rules established and administered by Australian Payments Clearing Association Limited, and is a member of the ATM Access Australia Limited and the Electronic Funds Transfer at Point of Sale (eftpos®) Access Australia Limited that administer reciprocal access and interchange arrangements for ATMs and eftpos®, respectively, in Australia. The network operating rules, ATM Access Code and eftpos® Access Code impose a variety of sanctions, including suspension or termination of membership and fines for non-compliance. Cashcard also operates its own network of members, regulated by rules promulgated by Cashcard. To enable Cashcard to settle in CECS directly with banks and financial institutions, Cashcard maintains an Exchange Settlement Account which is supervised by the Reserve Bank of Australia (RBA), and that requires Cashcard to adhere to conditions imposed by RBA.

Our subsidiary in Germany, TeleCash GmbH & Co. KG, is certified and regulated as a processor for domestic German debit card transactions by the Deutsche Kreditwirtschaft (DK), the German banking association. Failure to comply with the technical requirements set forth by the DK may result in suspension or termination of services.

Banking Regulations Because a number of our subsidiary businesses provide data processing services for financial institutions, we are subject to examination by the Federal Financial Institutions Examination Council, which examines large data processors in order to identify and mitigate risks associated with significant service providers.

FDR Limited is authorized and regulated in the United Kingdom by the Financial Conduct Authority, one of the two principal financial markets regulators in the United Kingdom. FDR Limited is authorized by the Financial Conduct Authority to arrange and advise on certain insurance contracts for the purpose of arranging insurance taken out by its issuer clients' cardholders. FDR Limited is also required to obtain permission from the Financial Conduct Authority by March 31, 2016 in respect of certain consumer credit related activities in order to continue to carry on such activities after that date for the purposes of its issuer services and merchant terminal leasing businesses. FDR Limited has applied for this permission and, in the meantime, the Financial Conduct Authority has granted FDR Limited an interim consumer credit permission effective April 1, 2014 (being the date when the Financial Conduct Authority took over as the regulatory body for consumer credit). As a firm authorized by the Financial Conduct Authority, FDR Limited is required to comply with certain prudential, conduct of business and reporting requirements.

As a result of the implementation of the Payment Services Directive (2007/64/EC) in the European Union, a number of our subsidiaries in the Global Business Solutions segment hold payment institution licenses in the European Union member states in which such subsidiaries do business. As payment institutions, we are subject to regulation and oversight in the applicable European Union member state, which includes (amongst other obligations) a requirement to maintain specified regulatory capital. In July 2013, the European Commission proposed legislation in two parts, covering a wide range of proposed regulatory reforms affecting the payments industry across the European Union. The first part was a proposed European Union-wide regulation on interchange fees for card-based payment transactions (Interchange Fee Regulation). The Interchange Fee Regulation (2015/751) was published in May 2015 and entered into effect in June 2015. The second part consisted of a recasting of the Payment Services Directive. The European Commission's PSD2 proposal has been considered by the two other main European Union legislative institutions, the Council of the European Union and the European Parliament. The Council of the European Union published its final compromise proposal on the PSD2 in June 2015.

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

Further, several subsidiaries provide services such as factoring or settlement that make them subject to regulation by local banking agencies, including the National Bank of Slovakia, the National Bank of Poland and the German Federal Financial Supervision Agency.

Privacy and Information Security Regulations We provide services that may be subject to various state, federal, and foreign privacy laws and regulations, including, among others, the Gramm-Leach-Bliley Act and Directive 95/46/EC, the Australian Privacy Act, the Personal Information Protection and Electronic Documents Act in Canada, the Personal Data (Privacy) Ordinance in Hong Kong, the Malaysian Data Protection Act 2010, and the Singapore Data Protection Act 2012. These laws and their implementing regulations restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Certain federal and state laws impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers, the media, and consumer reporting agencies, as well as businesses and governmental agencies that own the information, of security breaches affecting personal information. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. In February 2013, the European Commission proposed additional European Union-wide legislation regarding cyber security in the form of the proposed Network and Information Security Directive (NIS Directive). The NIS Directive is currently being considered by the two other main European Union legislative institutions, the Council of the European Union and the European Parliament. On June 29, 2015, the Council of the European Union announced that agreement had been reached in informal negotiations on the main principles of the NIS Directive.

Credit Reporting and Debt Collections Regulations TeleCheck is subject to the Federal Fair Credit Reporting Act and various similar state laws based on TeleCheck’s maintenance of a database containing the check-writing histories of consumers and the use of that information in connection with its check verification and guarantee services.

The collection business within TRS Recovery Services, Inc. (TRS) is subject to the Federal Fair Debt Collection Practices Act and various similar state laws. TRS has licenses in a number of states in order to engage in collection in those states. In the United Kingdom, FDR Limited has a license under the Consumer Credit Act of 1974 (CCA) to enable it to undertake, among other things, credit administration and debt collections activities on behalf of its card issuing clients through calls and correspondence with the cardholders. FDR Limited is also licensed under the CCA to carry on the activity of a consumer hire business for the purpose of leasing devices to merchants.

TeleCheck and TRS are subject to regulation, supervision, and examination from the CFPB. Further regulations may be imposed in the future as state governments and federal agencies identify and consider supplementary consumer financial protection, including laws regulating activities with respect to current or emerging technology such as automated dialers or pre-recorded messaging or calls to cellular phones, which could impair the collection by TRS of returned checks and those purchased under TeleCheck’s guarantee services. Moreover, reducing or eliminating access to and use of information on drivers licenses, requiring blocking of access to credit reports or scores, mandating score or scoring methodology disclosure and proscribing the maintenance or use of consumer databases could reduce the effectiveness of TeleCheck’s risk management tools or otherwise increase its costs of doing business.

In addition, several of our subsidiaries are subject to comparable local laws regarding collection activities and obtaining credit reports.

Unfair Trade Practice Regulations We and our clients are subject to various federal, state, and international laws prohibiting unfair or deceptive trade practices, such as Section 5 of the Federal Trade Commission Act. Various regulatory enforcement agencies, including the Federal Trade Commission (FTC) and state attorneys general, have authority to take action against parties that engage in unfair or deceptive trade practices or violate other laws, rules, and regulations and to the extent we are processing payments for a client that may be in violation of laws, rules, and regulations, we may be subject to enforcement actions and incur losses and liabilities that may impact our business. For example, TeleCheck and TRS are subject to a consent decree with the FTC which, among other items, addresses the timeliness of certain actions that they take.

Anti-Money Laundering, Anti-Bribery, Sanctions, and Counter-Terrorist Regulations We are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, BSA). Among other things, the BSA requires money services businesses (such as money transmitters, issuers of money orders and official checks, and providers of prepaid access) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and to maintain transaction records. Our subsidiary Money Network Financial LLC provides prepaid access for various open loop prepaid programs for which it is the program manager and therefore must meet the requirements of the Financial Crimes Enforcement Network, the agency that enforces the BSA.

We are also subject to anti-corruption laws and regulations, including the United States Foreign Corrupt Practices Act (FCPA) and other laws, that prohibit the making or offering of improper payments to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the Securities and Exchange Commission (SEC). The FCPA has a broad reach and requires maintenance of appropriate records and adequate internal controls to prevent and detect possible FCPA violations. Many other jurisdictions where we conduct business also have similar anticorruption laws and regulations. We have policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations.

We are also subject to certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control (OFAC), which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Other group entities may be subject to additional local sanctions requirements in other relevant jurisdictions.

Similar anti-money laundering and counter terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified in lists maintained by the country equivalents to OFAC lists in several other countries and require specific data retention obligations to be observed by intermediaries in the payment process. Our businesses in those jurisdictions are subject to those data retention obligations. In the European Union, for example, certain of our businesses are subject to requirements under the Third Money Laundering Directive (2005/60/EC) (MLD3) as implemented in relevant European Union member states. MLD3 was repealed and replaced by the Fourth Money Laundering Directive ((EU) 2015/849) (MLD4), when the latter entered into force on June 25, 2015. European Union member states are required to implement MLD4 into national law by June 26, 2017.

Money Transmission and Payment Instrument Licensing and Regulations We are subject to various U.S. federal, state, and foreign laws and regulations governing money transmission and the issuance and sale of payment instruments, including some of our prepaid products.

In the United States, most states license money transmitters and issuers of payment instruments. Many states exercise authority over the operations of our services related to money transmission and payment instruments and, as part of this authority, subject us to periodic examinations. Many states require, among other things, that proceeds from money transmission activity and payment instrument sales be invested in high-quality marketable securities before the settlement of the transactions. Such licensing laws also may cover matters such as regulatory approval of consumer forms, consumer disclosures and the filing of periodic reports by the licensee, and require the licensee to demonstrate and maintain levels of net worth. Many states also require money transmitters, issuers of payment instruments, and their agents to comply with federal and/or state anti-money laundering laws and regulations.

Escheat Regulations We are subject to unclaimed or abandoned property (escheat) laws both in the United States and abroad that require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time such as, in the Integrated Payment Systems (IPS) business, payment instruments that have not been presented for payment or, in the Global Business Solutions segment, account balances that cannot be returned to a merchant following discontinuation of its relationship with us. A number of our subsidiaries hold property subject to escheat laws and we have an ongoing program to comply with those laws. We are subject to audit by individual U.S. states with regard to our escheatment practices.

Indirect Regulatory Requirements A number of our clients are financial institutions that are directly subject to various regulations and compliance obligations issued by the CFPB, the Office of the Comptroller of the Currency and other agencies responsible for regulating financial institutions. While these regulatory requirements and compliance obligations do not apply directly to us, many of these requirements materially affect the services we provide to our clients and us overall. To remain competitive, we expend significant resources to assist our clients in meeting their various compliance obligations, including the cost of updating our systems and services as necessary to allow our clients to comply with applicable laws and regulations, and the cost of dedicating sufficient resources to assist our clients in meeting their new and enhanced oversight and audit requirements established by the CFPB, the Office of the Comptroller of the Currency and others. The banking agencies, including the Office of the Comptroller of the Currency, also have imposed requirements on regulated financial institutions to manage their third-party service providers. Among other things, these requirements include performing appropriate due diligence when selecting third-party service providers; evaluating the risk management, information security, and information management systems of third-party service providers; imposing contractual protections in agreements with third-party service providers (such as performance measures, audit and remediation rights, indemnification, compliance requirements, confidentiality and information security obligations, insurance requirements, and limits on liability); and conducting ongoing monitoring of the performance of third-party service providers. Accommodating these requirements applicable to our clients imposes additional costs and risks in connection with our financial institution relationships. We expect to expend significant resources on an ongoing basis in an effort to assist our clients in meeting their legal requirements.

Other Stored-value services we offer to issuers in the United States and internationally are subject to various federal, state, and foreign laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, escheat, anti-money laundering, banking, trade practices and competition, and wage and employment. These laws and regulations are evolving, unclear, and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on, us, financial institutions, merchants or others is in flux. At this time we are unable to determine the impact that the clarification of these laws and their future interpretations, as well as new laws, may have on us, financial institutions, merchants or others in a number of jurisdictions. These services may also be subject to the rules and regulations of the various international, domestic and regional schemes, networks, and associations in which we and the card issuers participate.

In addition, the Housing Assistance Tax Act of 2008 included an amendment to the Internal Revenue Code that requires information returns to be made for each calendar year by merchant acquiring entities and third-party settlement organizations with respect to payments made in settlement of payment card transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements. We could be liable for penalties if we are not in compliance with these rules.

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

Financial services, payments, and technology industries in which we operate depend heavily upon the overall level of consumer, business, and government spending. A sustained deterioration in the general economic conditions (including distress in financial markets, turmoil in specific economies around the world, and additional government intervention), particularly in the United States or Europe, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards. A reduction in the amount of consumer spending could result in a decrease of our revenue and profits. The current threats to global economic growth include geopolitical instability in Brazil, Venezuela, Russia, Ukraine, the Middle East and other oil producing countries. Instability in these regions could affect economic conditions in the Eurozone and the U.S.

Adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. Such trends may include, but are not limited to, the following:

•
Declining economies, foreign currency fluctuations, and the pace of economic recovery can change consumer spending behaviors, such as cross-border travel patterns, on which a significant portion of our revenues are dependent.

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

•	Financial institutions may restrict credit lines to cardholders or limit the issuance of new cards to mitigate cardholder defaults.

•	Uncertainty and volatility in the performance of our clients' businesses may make estimates of our revenues, rebates, incentives, and realization of prepaid assets less predictable.

•	Our clients may decrease spending for value-added services.

•
Government intervention, including the effect of laws, regulations, and /or government investments in our clients, may have potential negative effects on our business and our relationships with our clients or otherwise alter their strategic direction away from our products.

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

Failure to develop value-added services that meet the needs and preferences of our clients could have an adverse effect on our ability to compete effectively in our industry. Furthermore, clients' and their customers' potential negative reaction to our products and services can spread quickly through social media and damage our reputation before we have the opportunity to respond. If we are unable to anticipate or respond to technological changes or evolving industry standards on a timely basis, our ability to remain competitive could be materially adversely affected.

Substantial and increasingly intense competition worldwide in the financial services, payments, and technology industries may materially and adversely affect our overall business and operations.

Financial services, payments, and technology industries are highly competitive and our payment solutions compete against all forms of financial services and payment systems, including cash and checks, and electronic, mobile, and eCommerce payment platforms. If we are unable to differentiate ourselves from our competitors, drive value for our clients and/or effectively align our resources with our goals and objectives, we may not be able to compete effectively. Our competitors may introduce their own value-added or other services or solutions more effectively than we do, which could adversely impact our growth. We also compete against new entrants that have developed alternative payment systems, eCommerce payment systems, and payment systems for mobile devices. Failure to compete effectively against any of these competitive threats could have a material adverse effect on us. In addition, the highly competitive nature of our industry could lead to increased pricing pressure which could have a material impact on our overall business and results of operations.

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

Our alliance structures take on different forms, including consolidated subsidiaries, equity method investments, and revenue sharing arrangements. Under our alliance program, a bank or other institution forms an alliance with us on an exclusive basis, either contractually or through a separate legal entity. Merchant contracts may be contributed to the alliance by us and/or the bank or institution. The banks and other institutions generally provide card association sponsorship, clearing, and settlement services and typically act as a merchant referral source when the institution has an existing banking or other relationship with such merchant. We provide transaction processing and related functions. Both we and our alliance partners may also provide management, sales, marketing, and other administrative services. The alliance structure allows us to be the processor for multiple financial institutions, any one of which may be selected by the merchant as its bank partner. We rely on the growth of our merchant relationships, alliances, and other distribution channels to support our business. There can be no guarantee that we will achieve this growth. In addition, our contractual arrangements with our merchants and merchant alliance partners are for fixed terms and may also allow for early termination upon the occurrence of certain events. There can be no assurance that we will be able to renew our contractual arrangements with these merchants or merchant alliance partners on similar terms or at all. The loss of merchant relationships or alliance and financial institution partners could negatively impact our business and result in a reduction of our revenue and profit.

Failure to obtain new clients or renew client contracts on favorable terms could adversely affect results of operations and financial condition.

Most of our sales involve long-term contracts, which generally require a notice period prior to their scheduled expiration if a client chooses not to renew. Some of these contracts may also allow for early termination upon the occurrence of certain events such as a change in control. While a vast majority of our contracts remain in effect through their scheduled expiration, we may face pricing pressure in obtaining and retaining our larger clients. Some of our competitors may offer more attractive fees to our current and prospective clients, or other services that we do not offer. Larger clients may be able to seek lower prices from us when they renew a contract, when a contract is extended, or when the client’s business has significant volume changes. They may also reduce services if they decide to move services in-house. Further, our SMB clients may exert pricing pressure due to pricing competition or other economic needs or pressures such clients experience from their customers. On some occasions, this pricing pressure results in lower revenue from a client than we had anticipated based on our previous agreement with that client. This reduction in revenue could result in an adverse effect on our business, operating results, and financial condition.

For potential clients of our business segments, switching from one vendor of core processing or related software and services (or from an internally-developed system) to a new vendor is a significant undertaking. As a result, potential clients often resist change. We seek to overcome this resistance through strategies such as making investments to enhance the functionality of our software. However, there can be no assurance that our strategies for overcoming potential clients’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth.

Security breaches or attacks on our systems may have a significant effect on our business.

In order to provide our services, we process, store, and transmit sensitive business information and personal consumer information, including, but not limited to, names, bankcard numbers, home or business addresses. Social Security numbers, driver's license numbers, and bank account numbers. Under the card network rules and various federal and state laws, we are responsible for information provided to us by merchants, ISOs, third-party service providers, and other agents. The confidentiality of such sensitive business information and personal consumer information that resides on our systems is critical to our business because we require such information to approve merchant accounts, process transactions, and protect against fraud. We cannot be certain that the security measures and procedures we have in place to protect this sensitive data will be successful or sufficient to counter all current and emerging technology threats designed to breach our systems in order to gain access to confidential information. The increasing sophistication of cyber criminals may increase the risk of a security breach of our systems. A breach of our products or systems processing or storing sensitive business information or personal consumer information could lead to claims against us, reputational damage, loss of our financial institution sponsorship, loss of clients' and their customers’ confidence, as well as imposition of fines and damages, or potential restrictions imposed by card networks on our ability to process transactions, all of which could have a material adverse effect on our revenues, profitability, financial condition, and future growth. In addition, as security threats continue to evolve we may be required to invest additional resources to modify the security of our systems, which could have a material adverse effect on our results of operations.

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

In recent years, we have been negatively affected by the substantial consolidation in the bank industry. Bank industry consolidation affects existing and potential clients in our service areas. Our alliance strategy could also be negatively affected by consolidations, especially where the banks involved are committed to their internal merchant processing businesses that compete with us. Bank consolidation has led to an increasingly concentrated client base, resulting in a changing client mix as well as increased price compression. Further consolidation in the bank industry or other client base could have a negative impact on us, including a loss of revenue and price compression.

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

We are highly leveraged. As of December 31, 2015, we had $19.6 billion of total debt. Our high degree of leverage could have important consequences, including:

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

Successful execution of our business strategy is dependent in part upon our ability to manage our capital structure to reduce interest expense and enhance free cash flow generation. Our senior secured revolving credit facility has $1.25 billion in commitments that are scheduled to mature in June 2020. In addition, approximately $8.3 billion of obligations under our existing long term borrowings are scheduled to mature prior to December 31, 2020. We may not be able to refinance our senior secured credit facilities or our other existing indebtedness at or prior to their maturity at attractive rates of interest because of our high levels of debt, debt incurrence restrictions under our debt agreements or because of adverse conditions in credit markets generally.

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

As of December 31, 2015, we had $9.6 billion aggregate principal amount of variable rate long-term indebtedness, of which interest rate swaps fix the interest rate on $5.0 billion in notional amount. As a result, as of December 31, 2015, the impact of a

100 basis point increase in interest rates would increase our annual interest expense by approximately $46 million. See the discussion of our interest rate swap transactions in note 13 "Derivative Financial Instruments" to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and certain of our subsidiaries' ability to, among other things:

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

Our consolidated balance sheet includes goodwill and intangible assets that represent approximately 60% of our total assets at December 31, 2015. These assets consist primarily of goodwill and client relationship intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and certain other intangible assets are not amortized. On a regular basis we assess whether there have been impairments in the carrying value of goodwill and certain intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our financial condition and results of operations.

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

Our tax returns and positions are subject to review and audit by federal, state, local, and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations as well as our cash flows from operations. We have established contingency reserves for material, known tax exposures relating to deductions, transactions, and other matters involving some uncertainty as to the proper tax treatment of the item. These reserves reflect what we believe to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. While we believe that the reserves are adequate to cover reasonably expected tax risks, there is no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial cost not in excess of any related reserve. An unfavorable resolution, therefore, could negatively impact our effective tax rate, financial position, results of operations, and cash flows in the current and/or future periods. Refer to note 8 "Income Taxes" to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information.

Regulatory and Legal Risks

Failure to comply with, or changes in, laws, regulations and enforcement activities may adversely affect the products, services, and markets in which we operate.

We and our clients are subject to laws and regulations that affect the electronic payments industry in the many countries in which our services are used. In particular, our clients are subject to numerous laws and regulations applicable to banks, financial institutions, and card issuers in the United States and abroad, and, consequently, we are at times affected by these federal, state, and local laws and regulations. The United States government has increased its scrutiny of a number of credit card practices, from which some of our clients derive significant revenue. Regulation of the payments industry, including regulations applicable to us and our clients, has increased significantly in recent years. Failure to comply with laws and regulations applicable to our business may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of consent orders or civil and criminal penalties, including fines which could have an adverse effect on our results of operation and financial condition.

We are subject to U.S. and international financial services regulations, a myriad of consumer protection laws, economic sanctions, laws and regulations, and anti-corruption laws, escheat regulations and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative financial effect on us. In particular, the Dodd-Frank Act significantly changed the United States financial regulatory system by, among other things, creating the CFPB to regulate consumer financial products and services (including many offered by our clients), restrict debit card fees paid by merchants to issuer banks and allow merchants to offer discounts for different payment methods. CFPB rules, examinations, and enforcement actions may require us to adjust our activities and may increase our compliance costs. Changing regulations or standards in the area of privacy and data protection could also adversely impact us. In addition, certain of our alliance partners are subject to regulation by federal and state authority and, as a result, could pass through some of those compliance obligations to us.

Failure to comply with the U.S. Foreign Corrupt Practices Act, anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to penalties and other adverse consequences.

We operate our business around the world, including in certain foreign countries with developing economies, where companies often engage in business practices that are prohibited by U.S. and U.K. regulations, including the FCPA and the U.K. Bribery Act. Such laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the U.S. and other business entities for the purpose of obtaining or retaining business. We have implemented policies to discourage such practices; however, there can be no assurance that all of our employees, consultants, and agents, including those that may be based in or from countries where practices that violate U.S. laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.

In addition, we are subject to anti-money laundering laws and regulations, including the BSA. Among other things, the BSA requires money services businesses (such as money transmitters and providers of prepaid access) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. Our subsidiary Money Network Financial LLC provides prepaid access for various open loop prepaid programs for which it is the program manager and therefore must meet the requirements of the Financial Crimes Enforcement Network, the agency that enforces the BSA.

We are also subject to certain economic and trade sanctions programs that are administered by the OFAC which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations.

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

Failure to comply with any of these laws and regulations or changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may result in significant financial penalties, reputational harm, or change the manner in which we currently conduct some aspects of our business, which could significantly affect our results of operations or financial condition.

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

Section 382 of the Internal Revenue Code of 1986, as amended (Code), contains rules that impose an annual limitation on the ability of a company with net operating loss carryforwards that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock (by value) over a three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership changes among holders owning directly or indirectly 5% or more of the shares of stock of a company or any change in ownership arising from a new issuance of shares of stock by such company. If a company’s income in any year is less than the annual limitation prescribed by Section 382 of the Code, the unused portion of such limitation amount may be carried forward to increase the limitation (and net operating loss carryforward utilization) in subsequent tax years.

Our initial public offering did not result in an ownership change for purposes of Section 382 of the Code. If, however, we were to undergo an ownership change as a result of future transactions involving our common stock, including a follow-on offering of our common stock or purchases or sales of common stock between 5% holders, our ability to use our net operating loss carryforwards would be subject to the limitations of Section 382 of the Code. As a result, a portion of our net operating loss carryforwards may expire before we would be able to use them. If we are unable to utilize our net operating loss carryforwards, there may be a negative impact on our financial position and results of operations.

In addition to the aforementioned federal income tax implications pursuant to Section 382 of the Code, most states follow the general provisions of Section 382 of the Code, either explicitly or implicitly resulting in separate state net operating loss limitations.

Risks Related to Ownership of Our Class A Common Stock

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

KKR controls us and its interests may conflict with ours or yours in the future.

KKR holds a majority of the combined voting power of our common stock. As a result, KKR has the ability to elect all of the members of our Board and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions and the interests of KKR may not in all cases be aligned with your interests.

In addition, KKR may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, KKR could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. KKR is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation will provide that none of KKR or any director who is not employed by us (including any nonemployee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. KKR also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

So long as KKR continues to beneficially own a sufficient number of shares of Class B common stock, even if it beneficially owns significantly less than 50% of the shares of our outstanding common stock, it will continue to be able to effectively control our decisions. For example, if our Class B common stock amounted to 15% of our outstanding common stock, beneficial owners of our Class B common stock (including KKR), would collectively control 64% of the voting power of our common stock. The shares of our Class B common stock beneficially owned by KKR may be transferred to an unrelated third party if the holders of a majority of the shares of Class B common stock have consented to such transfer in writing in advance.

In addition, KKR will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board and could preclude any acquisition of our Company. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2015, we and our subsidiaries owned or leased 66 domestic properties and 90 international properties. These facilities are used for operational, sales and administrative purposes, and are substantially all currently being utilized.

	Leased Facilities		Owned Facilities
	No.	Sq. Ft.	No.	Sq. Ft.
Facilities in the United States	52	2,016,597	14	2,037,362
International Facilities	80	926,872	10	410,011

Global Business Solutions’ principal operations are conducted in New York, New York; Coral Springs, Florida; Hagerstown, Maryland; London, United Kingdom; São Paulo, Brazil; and Atlanta, Georgia. Global Financial Solutions' principal operations are located in Omaha, Nebraska; Chesapeake, Virginia; and Wilmington, Delaware. Network & Security Solutions' principal operations are located in Atlanta, Georgia; Omaha, Nebraska; Sugar Land, Texas; and Greenwood Village, Colorado. Our Corporate facilities include New York, New York; Atlanta, Georgia; and Greenwood Village, Colorado.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has traded on the New York Stock Exchange under the symbol "FDC" since October 15, 2015. Prior to that date, there was no public trading market for our common stock.

Price Range of Class A common stock

The information presented in the table below represents the high and low closing sales prices per share of Class A common stock as reported on the NYSE for the periods indicated. There is currently no established public trading market for our Class B common stock.

2015	High	Low
Fourth quarter (beginning October 15, 2015)	$17.80	$15.36

There were 16 holders of record of our Class A common stock and 226 holders of record of our Class B common stock as of January 31, 2016. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders, because a large portion of our Class A common stock is held in "street name" by banks and brokers.

Dividend Policy

In 2015, we paid three dividends totaling $4 million to First Data Holdings Inc., our direct parent prior to the IPO. In 2014, we paid five dividends totaling $686 million to FDH. We do not currently anticipate declaring or paying any cash dividends on our common stock. Because a significant portion of our operations is through our subsidiaries, our ability to pay dividends depends in part on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In addition, the senior secured revolving credit facility, senior secured term loan facility, and the indentures governing the senior notes limit our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity” included in Part II, Item 7 and note 5 "Stockholders' Equity and Redeemable Noncontrolling Interest" to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Use of Proceeds

On October 14, 2015, our registration statement on Form S-1 (File No. 333-205750) was declared effective by the Securities and Exchange Commission (SEC) for our initial public offering pursuant to which we sold an aggregate of 176,076,869 shares of our Class A common stock at a price to the public of $16.00 per share. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 14, 2015 pursuant to Rule 424(b).

Stock Performance Graph

The following graph shows a comparison from October 15, 2015 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2015 of the cumulative total return for our Class A common stock, the S&P 500 Index and the S&P Information Technology Index. Data for the S&P 500 Index and the S&P Information Technology Index assume reinvestment of dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of First Data Corporation under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated. The selected financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013 have been derived from our audited consolidated financial statements and related notes appearing in Part II, Item 8 of this Form 10-K. The selected consolidated financial data as of December 2013, 2012, and 2011 and for the years ended December 2012 and 2011 have been derived from our audited consolidated financial statements and related notes thereto not included in this Form 10-K.

The results of operations for any period are not necessarily indicative of the results to be expected for any future period. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K.

The notes to our consolidated financial statements in Part II, Item 8 of this Form 10-K contain additional information about various acquisitions, dispositions, and certain charges and benefits resulting from other operating expenses, and other income (expense) which affect the comparability of information presented. Amounts below include acquisitions since the date acquired.

	December 31,
(in millions, except shares and per share data)	2015	2014	2013	2012	2011
Statement of operations data (Year-end):
Revenues	$11,451	$11,152	$10,809	$10,680	$10,714
Total revenues (excluding reimbursables)	7,764	7,548	7,302	7,318	7,182
Operating expenses (a)	10,228	9,701	9,629	9,578	9,728
Other operating expenses, net (b)	53	13	56	28	44
Total expenses (excluding reimbursables)	6,594	6,110	6,178	6,244	6,240
Interest expense, net	(1,537)	(1,728)	(1,856)	(1,887)	(1,825)
Net loss	(1,268)	(265)	(775)	(562)	(336)
Net loss attributable to First Data Corporation	(1,481)	(458)	(952)	(736)	(516)
Depreciation and amortization (c)	1,133	1,163	1,212	1,331	1,344
Net loss per share (e):
Basic	(7.70)	(458,000)	(952,000)	(736,000)	(516,000)
Diluted	(7.70)	(458,000)	(952,000)	(736,000)	(516,000)
Weighted average common shares outstanding (e):
Basic	192,263,793	1,000	1,000	1,000	1,000
Diluted	192,263,793	1,000	1,000	1,000	1,000
Balance sheet data (As of year-end):
Total assets (f)	$34,362	$34,034	$34,962	$37,617	$39,911
Total current and long-term settlement assets	8,151	7,558	7,557	9,228	10,839
Total liabilities (f)	30,625	31,434	33,318	34,959	36,436
Settlement obligations	8,150	7,557	7,553	9,226	10,838
Long-term borrowings (f)	18,737	20,697	22,499	22,365	22,252
Other long-term liabilities (d) (f)	1,243	1,223	1,202	1,249	1,364
Redeemable noncontrolling interest	77	70	69	67	67
Total equity	3,660	2,530	1,575	2,591	3,408

(a)	Operating expenses include Cost of services; Cost of products sold; Selling, general, and administrative; Reimbursable PIN debit fees, postage and other; and Depreciation and amortization.

(b)	Other operating expenses, net includes restructuring, net; impairments; and litigation and regulatory settlements; as applicable to the periods presented.

(c)
Includes amortization of initial payments for new contracts, which is recorded as a contra-revenue within “Transaction and processing service fees” and amortization related to equity method investments, which is netted within “Equity earnings in affiliates” in our consolidated statements of operations.

(d)	Other long-term liabilities include Deferred tax liabilities.

(e)
As a result of the HoldCo Merger, all outstanding shares of FDH were converted into Class B common stock, which are entitled to ten votes per share. All of FDC's outstanding common stock was eliminated upon the merger. We accounted for the HoldCo Merger as a transfer of assets between entities under common control and have reflected the transactions impact on net loss per share and weighted average shares on a prospective basis.

(f)
Prior year amounts have been retrospectively adjusted to reflect adoption of new accounting guidance as discussed within note 1 "Summary of Significant Accounting Policies- New Accounting Guidance " to our consolidated financial statements in Part II, Item 8 of this Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains management’s discussion and analysis of our financial condition and results of operations and should be read together with “Selected Financial Data,” included in Part II, Item 6 of this Form 10-K and our consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements,” “Risk Factors,” and elsewhere in this Form 10-K.
Executive Overview

We sit at the center of global electronic commerce. We believe we offer our clients the most complete array of integrated solutions in the industry, covering their needs across next generation commerce technologies, merchant acquiring, issuing, and network solutions. We serve our clients in 118 countries, reaching approximately 6 million business locations over the course of a year and over 4,000 financial institutions. We believe we have the industry’s largest distribution network, driven by our partnerships with many of the world’s leading financial institutions, our direct sales force, and a network of distribution partners. We are the largest merchant acquirer, issuer processor, and independent network services provider in the world, enabling businesses to accept electronic payments, helping financial institutions issue credit, debit and prepaid cards, and routing secure transactions between them. In 2015, we processed 79 billion transactions globally, or over 2,500 per second, and processed 28% of the world’s eCommerce volume. In our largest market, the United States, we acquired $1.7 trillion of payment volume, accounting for nearly 10% of U.S. GDP last year.

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

Segment Discussion

We operate three reportable segments; Global Business Solutions (GBS), Global Financial Solutions (GFS), and Network & Security Solutions (NSS). Our segments are designed to establish global lines of businesses that support our global client base and allow us to further globalize our solutions while working seamlessly with our geographic teams across our regions: the United States and Canada (North America); Europe, Middle East, and Africa (EMEA); Latin America (LATAM); and Asia Pacific ( APAC) and be supported by a corporate team focused on company wide issues.

In examining our performance, management places particular focus on our segment revenue and adjusted EBITDA by segment, as well as the operating metrics described in "Segment Results".

Global Business Solutions Our largest segment, Global Business Solutions, provides businesses of all sizes and types with a wide range of solutions at the point of sale, including merchant acquiring, eCommerce, mobile commerce, POS technology, and other business solutions. Over the course of a year, we serve approximately 3.3 million business locations in the United States and 2.3 million outside the United States. Our largest service in this segment is merchant acquiring, which facilitates the acceptance of commercial transactions at the point of sale, including retail transactions at physical business locations, mobile commerce transactions through mobile or tablet devices, or eCommerce transactions over the Internet. In 2015, we acquired $1.7 trillion of payment volume in the United States and $178 billion of payment volume outside the United States.

The Global Business Solutions segment generates approximately 78% of its revenues from clients in our North America region, 13% from clients in our EMEA region, 5% from clients in our APAC region, and 4% from clients in our LATAM region. The Global Business Solutions segment’s revenues and earnings are impacted by the number of transactions, payment volume, the mix of credit cards, debit cards, stored value cards, and checks at the POS, and the size of the client. GBS generally experiences increased activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and certain holidays.

Global Financial Solutions Our Global Financial Solutions segment provides financial institutions, which include bank and non-bank issuers such as retailers with proprietary card portfolios, with a broad range of solutions that enable them to offer financial products and solutions to their customers. Our Global Financial Solutions segment serves approximately 1,400 financial institutions globally and deliver value to clients through a variety of channels, including end-to-end outsourced processing, managed services, and various software delivery models utilizing our proprietary VisionPLUS application. Our solutions include credit, retail, commercial card and loan processing, and related supporting services. In 2015, we processed 7.4 billion transactions on our platforms.

The Global Financial Solutions segment generates approximately 59% of its revenues from clients in our North America region, 29% from clients in our EMEA region, 7% from clients in our LATAM region, and 5% from clients in our APAC region. Within the United States, revenues are diversified across financial institutions of all sizes, which are spread across the country. The Global Financial Solutions segment’s revenues and earnings are impacted by the number of consumer, commercial, and retail private label credit card accounts that are issued and actively in use. Revenue and profit growth comes primarily from increased card usage, issuance of new cards from growth in existing clients and sales to new clients, and the related account conversions.

Network & Security Solutions Our Network & Security Solutions segment provides a wide range of network services and security, risk and fraud management solutions to business and financial institution clients in our Global Business Solutions and Global Financial Solutions segments and independently to other financial institutions, businesses, governments, processors, and other clients. Our largest service in this segment is our STAR Network, which enables clients to encrypt, route, and decrypt various types of financial data, process debit and ATM transactions, and provide access to demand deposit accounts.
Our Network & Security Solutions segment is comprised of more than 99% domestic business and is divided into four product lines: EFT Network, Stored Value Network, Security and Fraud, and Other.

Components of Revenue

We generate revenue by providing commerce-enabling solutions. Set forth below is a description of our revenues by segment and factors impacting total revenues.

Global Business Solutions

Our Global Business Solutions segment revenues are primarily derived from processing credit and debit card transactions for business clients and also include fees for providing processing, loyalty and software services, and sales and leases of POS devices. Revenues are generated from a variety of sources:

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

Global Business Solutions revenue is presented net of interchange fees and assessments but includes reimbursable PIN debit fees and other, which is also included as an expense.

A substantial portion of our business within the Global Business Solutions segment is conducted through merchant alliances between us and financial institutions. If we have majority ownership and management control over an alliance, then the alliance's financial statements are consolidated with ours and the related processing fees are treated as an intercompany transaction and eliminated upon consolidation. If we do not have a controlling ownership interest in an alliance, we use the equity method of accounting to account for our investment in the alliance. As a result, our consolidated revenues include certain processing fees charged to alliances accounted for under the equity method.

A large portion of GBS's revenue is derived from transaction and processing related services. This business is dependent on macroeconomic consumer trends and global economic conditions that affect the volume of consumer spending and the use of electronic payments and changes in these factors have in the past, impacted, and may in the future impact, our ability to grow this portion of the business. We have begun to implement recent initiatives, such as the introduction of several new products and expansion of our sales force, in an effort to grow this business versus prior periods.

Global Financial Solutions

Our Global Financial Solutions revenues are primarily derived from outsourced credit and retail card processing services, software solutions for clients to support in-house card processing, statement and letters printing, plastics personalization, and check remittance processing provided to financial institutions. Revenues for Global Financial Solutions services are typically generated on the basis of number of active card accounts on file, number of statements/letters printed and mailed, number of plastics personalized, and licensing fees.

Network & Security Solutions

Our Network & Security Solutions revenues are primarily derived from network services such as Electronic Funds Transfer (EFT) Network Solutions, Stored Value Network Solutions, and Security and Fraud Management Solutions.

Recent Developments

New Products and Markets

Over the last few years, we launched new products to help our clients grow their businesses. For example:

•	Clover Station - our tablet based integrated POS solution that simplifies the way SMBs operate.

•	Clover Mobile - allows our clients to accept payments wherever their business takes them.

•
Clover Mini - redefines the payment terminal. In addition to its sleek design, cloud-based software, elegant ease of use, and ability to accept most payment types (including swipe, PIN debit, EMV, and near-field communication (NFC) transactions), it provides access to the Clover App Market - designed to do for the small business owner what the smartphone did for the consumer. Clover has not yet had an opportunity to have a material impact on our financial performance to date, but we believe that Clover can play a significant role in our future growth.

•	Clover Go, securely and reliably accepts both credit and debit cards – including EMV® chip cards –right from your personal smartphone or tablet.

•
Insightics - an innovative cloud-based software that unlocks the power of big data behind payment transactions to give SMBs the ability to monitor key business metrics affecting their business, better understand customers to engage effectively, and derive more value from marketing and loyalty programs to grow revenue.

•
Perka - a digital loyalty marketing platform, an alternative to traditional paper and plastic card-based incentive programs. With Perka, virtually any business can customize and launch a mobile loyalty program that works on all cell phones, creating customer loyalty and driving growth.

•
Gyft - a leading digital platform that enables consumers to buy, send, manage, and redeem gift cards using mobile devices. Gyft’s capabilities, combined with our long-standing experience in prepaid solutions, create a distinct combination in a rapidly growing market for virtual gift cards. Additionally, in October 2014 Gyft became the first gift card solution to enable consumers to buy virtual gift cards with Apple Pay's in-app payment functionality.

•	STAR Pinless - Star Pinless allows merchants to except pinless debit transactions which enable digital commerce

We also recently announced a global alliance with a leading technology consultant to develop next generation payment technology software using our VisionPLUS platform.

In June 2015, we acquired TWI, a digital gift card distribution platform. TWI’s cloud-based, digital gift card distribution platform supports comprehensive open and closed loop prepaid, store-branded gift card program management, offering end-to-end card management, and business to business and business to customer distribution solutions for retailers, distributors and resellers. TWI is reported as part of our Network & Security Solutions segment.

Factors and Trends Impacting Our Business and Results of Operations

We believe there are a number of factors that impact our business, results of operations and financial condition. In general, revenues across our Global Business Solutions, Global Financial Solutions and Network & Security Solutions segments are impacted by factors such as global economic and consumer spending trends, foreign exchange rates, geopolitical events, the pace of adoption of commerce-enablement and payment solutions, types and quantities of products and services provided to enterprises, timing and length of contract renewals, new enterprise wins, retention rates, mix of payment solution types employed by consumers, changes in interchange rates and size of enterprise served.

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

Currency Impact

A portion of our revenues and expenses are in foreign currencies. As a result, changes in foreign currencies against the U.S. dollar can impact our results of operations. Additionally, we have intercompany debts in foreign currencies, which impacts our results of operations. In recent periods, the U.S. dollar has appreciated significantly against most foreign currencies, which has negatively impacted our revenues generated in foreign currencies as presented in U.S. dollars in our consolidated financial statements. We have presented changes related to our segment results of operations on a constant currency basis in “-Operating revenues overview.”

Interest Expense and Debt Extinguishment Costs

As a result of our 2014 and 2015 capital market activities, we have lowered the average interest rate of our outstanding debt from 7.4% at December 31, 2014 to 5.6% at December 31, 2015 and incurred $1.1 billion and $274 million in loss on debt extinguishment during 2015 and 2014, respectively.

Sale of Electronic Funds Source LLC

The sale of EFS in the second quarter of 2014 resulted in a pretax gain of $98 million and we no longer generate the revenues or EBITDA that were associated with the EFS business.

TeleCheck

The amount of revenue generated from our TeleCheck business continues to drop steadily. Our TeleCheck business involves the verification and guaranteeing of checks. The revenue generated by this business is decreasing with the general decline in the use of checks.

Share-Based Compensation Expense

Directly associated with our initial public offering, we have incurred approximately $254 million in share-based compensation expense during 2015 and expect to recognize approximately $70 million during the first quarter of 2016. See note 4 “Stock Compensation Plans” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information about our stock compensation plans. Furthermore, we will incur ongoing share-based compensation expense as employee awards are expensed over the requisite service period.

Management Fee Expenses

In connection with our initial public offering, our Management Agreement (as defined herein) with KKR was terminated and we incurred a $78 million expense associated with the termination. Going forward, we will not incur annual expenses related to this agreement.

Restructuring and Cost Management Initiatives

In connection with our announced cost management initiatives, we expect to incur $75 million of restructuring charges of which we incurred $53 million during 2015 primarily related to severance costs. We expect to achieve approximately $200 million in annualized gross savings by the middle of 2016 from such initiatives.
Results of Operations

Consolidated results should be read in conjunction with note 7 "Segment Information" to our consolidated financial statements in Part II, Item 8 of this Form 10-K, which provides more detailed discussions concerning certain components of our consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated within the consolidated results.

Overview

Revenue for the year ended December 31, 2015 increased 3% to $11.5 billion from $11.2 billion in 2014 while operating profits decreased 19% to $1.2 billion from $1.4 billion in 2014. On a constant currency basis, revenue was up, driven by all segments. Foreign currency negatively impacted total revenue and operating profit by 2 percentage points.

Net loss attributable to First Data Corporation for the year ended December 31, 2015 increased to $1.5 billion from $458 million. The decline was primarily driven by a $794 million increase in debt extinguishment charges associated with the debt restructuring activity during the year, as well as one-time IPO-triggered expenses amounting to $332 million, comprising $254 million related to the vesting of certain previously granted equity based compensation and $78 million to terminate the KKR management fee.
Segment Results

We operate three reportable segments: GBS, GFS, and NSS. Our segments are designed to establish global lines of businesses that work seamlessly with our teams in our regions North America, EMEA, LATAM, and APAC. Our Corporate operations (as described below) are not discussed separately as any changes that had a significant impact on operating results are included in our consolidated results.

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

•
Adjusted EBITDA by segment includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses, and other income (expense). Additionally, adjusted EBITDA is adjusted for items similar to certain of those used in calculating our compliance with debt covenants. The additional items that are adjusted to determine adjusted EBITDA are:

•	share-based compensation and related expense is excluded;

•	debt issuance costs are excluded and represent costs associated with issuing debt and modifying our debt structure; and

•	KKR related items including annual sponsor and other fees for management, consulting, financial, contract termination, and other advisory services are excluded.

•
For significant affiliates, segment revenue and adjusted EBITDA are reflected based on our proportionate share of the results of our investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. For other affiliates, we include equity earnings in affiliates, excluding amortization expense, in segment revenue and adjusted EBITDA. In addition, our Global Business Solutions segment measures reflect revenue-based commission payments to ISOs and sales channels, which are treated as an expense in the consolidated statements of operations, as contra revenue.

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

Operating revenues overview

	Year ended December 31,			Percent Change		Constant Currency Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Global Business Solutions	$4,089	$4,046	$3,938	1%	3%	4%	4%
Global Financial Solutions	1,495	1,489	1,384	—%	8%	6%	9%
Network & Security Solutions	1,464	1,369	1,362	7%	1%	7%	1%
Total segment revenue	7,048	6,904	6,684	2%	3%	5%	4%
Adjustments to reconcile to consolidated revenue:
Adjustments for non wholly owned entities	74	57	39	30%	46%	35%	43%
Independent sales organizations (ISOs) commissions	642	587	579	9%	1%	12%	3%
Total revenues (excluding reimbursable items)	7,764	7,548	7,302	3%	3%	6%	5%
Reimbursable PIN debit fees, postage, and other	3,687	3,604	3,507	2%	3%	2%	3%
Total revenues	$11,451	$11,152	$10,809	3%	3%	5%	4%

Global Business Solutions Segment results
The following table displays total segment revenue by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth.

	Year ended December 31,			Percent Change		Constant Currency Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
Revenues:
North America	$3,204	$3,117	$3,060	3%	2%	3%	2%
EMEA	541	583	537	(7)%	9%	7%	7%
APAC	180	207	197	(13)%	5%	(3)%	9%
LATAM	164	139	144	18%	(3)%	35%	31%
Total segment revenue	$4,089	$4,046	$3,938	1%	3%	4%	4%
Key indicators:
North America merchant transactions (a)	43,362	41,453	40,445	5%	2%
International merchant transactions (b)	6,867	6,030	5,338	14%	13%

(a)
North America merchant transactions include acquired Visa and MasterCard credit and signature debit, American Express and Discover, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the POS. North American merchant transactions reflect 100% of alliance transactions.

(b)
International merchant transactions include Visa, MasterCard, and other payment network merchant acquiring transactions for clients outside the U.S. and Canada. Transactions include credit, signature debit, PIN-debit POS, POS gateway, and ATM transactions.

Global Business Solutions Segment revenue increased 4% on a constant currency basis in 2015 compared to 2014 led by growth in our North America, EMEA, and LATAM regions. North America revenue growth was driven by growth in equipment sales of approximately $70 million and an increase in software sales of approximately $20 million. The growth in equipment sales excludes approximately $50 million in deferred revenue related to our Clover suite of terminal devices during 2015, which will be recognized over 36 months along with the direct costs associated with Clover sales. Equipment sales and leases increased as our clients continue to adopt our EMV solutions. Software sales increased as a result of investments in our merchant suite of products, including the roll-out of our Transarmor Solutions which commenced in the fourth quarter of 2014. North America acquiring revenue remained flat in 2015 compared to 2014. Constant currency revenue growth in our EMEA region was driven by volume growth partially offset by the impact of a $12 million sale of a merchant portfolio in Poland during 2014. Constant currency revenue growth in our LATAM region was driven by revenue growth in our Brazil market of approximately $12 million and inflation in Argentina of approximately $28 million. The increase in prices in Argentina is a result of rising costs which we are generally able to pass through to our clients. Constant currency revenue decline in our APAC region was driven by declines in our ATM business in Australia.

North America transaction growth in 2015 compared to 2014 was driven by growth in our distribution systems. International transaction growth in 2015 compared to 2014 outpaced revenue growth due to the impact of foreign currency exchange rate movements.

Global Business Solutions Segment revenue increased 4% on a constant currency basis in 2014 compared to 2013 led by growth in our North America and EMEA regions. North America segment growth was driven by net pricing increases resulting in an increase of approximately $20 million for regional merchants and network routing incentives. In addition, our North America revenue growth was positively impacted by approximately $25 million in equipment sales and approximately $15 million in software sales growth. EMEA growth was driven by growth in our merchant acquiring alliances business and the impact of a $12 million sale of a merchant portfolio in Poland during the fourth quarter of 2014 . Constant currency growth in our LATAM region was driven primarily by inflation.

North America transaction growth in 2014 compared to 2013 was driven by growth in our national and ISO merchants, partially offset by lost business at Walmart as they shifted from using us as their sole processor to a dual processor strategy in the first quarter of 2014. The Walmart shift resulted in a revenue decline of $16 million compared to the prior year. This decline was partially offset by volume growth from other clients. International transaction growth in 2014 compared to 2013 outpaced revenue growth due to changes in transaction mix and the impact of foreign currency exchange rate movements.
Global Financial Solutions segment results
The following table displays total revenue by segment region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth.

	Year ended December 31,			Percent Change		Constant Currency Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
Revenues:
North America	$883	$815	$757	8%	8%	8%	8%
EMEA	435	490	440	(11)%	11%	—%	9%
APAC	75	87	92	(14)%	(5)%	(1)%	—%
LATAM	102	97	95	5%	2%	14%	20%
Total segment revenue	$1,495	$1,489	$1,384	—%	8%	6%	9%
Key indicators:
North America card accounts on file (a)	813	714	692	14%	3%
International card accounts on file (b)	146	132	115	11%	15%

(a)	North America card accounts on file reflect the total number of bankcard credit and retail credit accounts as of the end of the periods presented.

(b)	International card accounts on file reflect total bankcard and retail accounts outside the United States and Canada as of the end of the periods presented.

Global Financial Solutions Segment revenue increased 6% on a constant currency basis in 2015 compared to 2014 led by growth in our North America region. North America revenue growth was split evenly between our print, plastics, and remittance services businesses and our credit and retail card processing businesses. Growth in print, plastics, and remittance services was driven by higher print volumes and plastics growth resulting from EMV card issuances. Credit and retail processing growth was driven by an increase in card accounts tied to growth from existing customers and new business. EMEA was flat on a constant currency basis as new and existing business growth was offset by lost business in the United Kingdom of $13 million and price compression in Germany of $19 million. Germany price compression was driven by the renewal of one large client at the end of 2014. We do not anticipate the renewal of any large clients in Germany through 2019. LATAM constant currency revenue growth was driven by inflation in Argentina.

North America card accounts on file increased in 2015 compared to 2014 from net new account conversions and growth from existing clients. International accounts on file increased 2015 compared to 2014 due to new portfolios of existing clients in the United Kingdom.

Global Financial Solutions Segment revenue increased 9% on a constant currency basis in 2014 compared to 2013 led by our North America, EMEA, and LATAM regions. North America revenue growth was driven by a $34 million increase in credit and retail card processing and an increase in print, plastics, and remittance services revenue. Credit and retail processing growth was driven by an increase in card accounts tied to growth from existing customers and new business growth. Growth in print, plastics, and remittance services was driven by higher print volumes, and plastics growth resulting from EMV card issuances. EMEA revenue increased due to new business from existing clients in the United Kingdom and Greece. LATAM constant currency revenue growth was driven by volume growth in Argentina.

North America card accounts on file increased in 2014 compared to 2013 from net new account conversions and growth from existing clients. International accounts on file increased 2014 compared to 2013 due to new portfolios of existing clients in the United Kingdom.
Network & Security Solutions segment results
The following table displays total revenue by product. Our Network & Security Solutions segment is comprised of more than 99% domestic businesses with no material foreign exchange impact on reported results.

	Year ended December 31,			Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
EFT Network	$491	$466	$449	5%	4%
Stored Value Network	359	332	347	8%	(4)%
Security and Fraud	412	384	386	7%	(1)%
Other (a)	202	187	180	8%	4%
Segment revenue	$1,464	$1,369	$1,362	7%	1%
Key indicators:
Network transactions (EFT and Stored Value) (b)	18,918	17,435	16,763	9%	4%

(a)	Other revenue is primarily comprised of revenue generated from our Government and Online banking businesses

(b)	Network transactions include the debit issuer processing transactions, STAR Network issuer transactions, and closed loop and open loop transactions.

Network & Security Solutions revenue increased 7% in 2015 compared to 2014 driven by strong growth within all of our product categories. EFT Network revenue increased due to growth from new and existing clients of $28 million, partially offset by pricing changes. Stored Value Network revenue increased due to growth in open loop prepaid card transactions, partially offset by the disposition of a noncore transportation payments joint venture, EFS, in the second quarter of 2014 which had an approximate $20 million negative impact on segment revenue for the year. Stored Value Network revenue also benefited by $10 million driven by a change in contract terms for one client. Security and Fraud revenue increased $28 million due to a growth of $50 million due to security and fraud products excluding Telecheck, that includes the roll-out of our Transarmor Solutions to SMB which commenced in the fourth quarter of 2014. The growth was partially offset by a decline in TeleCheck revenue. Other revenue increased due to growth from a new short-term government contract that was awarded during the first quarter of 2015.

Network & Security Solutions revenue increased 1% in 2014 compared to 2013 driven by a 4% growth in our EFT Network business, partially offset by a 4% decrease in our Stored Value Network business. Security and Fraud revenue decreased 1% as continued declines in check revenue of $24 million were partially offset by growth in our portfolio of fraud solutions products.

EFT Network revenue increased due to internal growth and a new transaction routing program that was introduced in the first quarter of 2014, which positively impacted growth by $17 million in 2014 compared to 2013. Stored Value Network revenue decreased due to the disposition of EFS that occurred in late May 2014 and had an approximate $30 million negative impact on segment revenue. The impact of the EFS disposition was partially offset by higher payment volumes within the open loop payroll distribution program related to existing clients and new business.

Reimbursable PIN debit fees, postage, and other

Revenue increased in 2015 compared to 2014 due to transaction and volume growth related to PIN debit fees of $26 million and print and plastics remittance services.

Revenue increased in 2014 compared to 2013 due to transaction and volume growth related to PIN debit fees partially offset by changes in regulated financial institution mix.

Operating expenses overview

	Year ended December 31,			Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Cost of services (exclusive of items shown below)	$2,871	$2,668	$2,723	8%	(2)%
Cost of products sold	356	330	328	8%	1%
Selling, general, and administrative	2,292	2,043	1,980	12%	3%
Depreciation and amortization	1,022	1,056	1,091	(3)%	(3)%
Other operating expenses, net	53	13	56	308%	(77)%
Total expenses (excluding reimbursable items)	6,594	6,110	6,178	8%	(1)%
Reimbursable PIN debit fees, postage, and other	3,687	3,604	3,507	2%	3%
Total expenses	$10,281	$9,714	$9,685	6%	—%

Cost of services

Cost of services expense increased in 2015 compared to 2014 driven by a $128 million increase in stock compensation expense which was primarily triggered by our IPO and a $40 million increase in contractor and employee expenses related to product matters. Cost of services was also negatively impacted by $24 million related to various customer matters. Both 2015 and 2014 include a benefit of approximately $15 million from gains on the revaluation of U.S. dollar denominated assets and liabilities in Argentina. Foreign currency positively impacted cost of services expense by approximately $90 million.

Cost of services expense decreased in 2014 compared to 2013 due to our focus on operational and processing efficiencies including lower headcount and changes in compensation programs which resulted in $60 million in savings, a $10 million tax recovery in Australia, lower credit card authorization expenses of $19 million, a $15 million gain on the revaluation of U.S. dollar denominated assets and liabilities in Argentina, and positive foreign currency impact, partially offset by development initiatives of $26 million and a $22 million reserve for uncollectible receivables in Latin America.

Cost of products sold

Cost of products sold expense increased in 2015 compared to 2014 due to growth in equipment sales driven by adoption of our EMV compatible solutions.

Cost of products sold expense was flat in 2014 compared to 2013.

Selling, general, and administrative

	Year ended December 31,			Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Salaries, wages, bonus, and other	$896	$741	$742	21%	—%
Independent sales organizations (ISOs) commissions	642	587	579	9%	1%
Outside professional services	295	216	196	37%	10%
Commissions	158	147	136	7%	8%
Other	301	352	327	(14)%	8%
Selling, general, and administrative expense	$2,292	$2,043	$1,980	12%	3%

Selling, general, and administrative expense increased $249 million in 2015 compared to 2014 driven by $228 million in charges related to our initial public offering ($150 million related to stock compensation expense, which is included in salaries, wages, bonus and other and $78 million in one-time KKR management termination fees, which is included within outside professional services). In addition, we incurred a $55 million increase in payments to independent sales organizations resulting from growth within this channel. The items noted previously, were partially offset by a reduction of $49 million in other expenses driven by cost management initiatives. Foreign currency positively impacted selling, general, and administrative expenses by approximately $60 million.

Selling, general, and administrative expense increased in 2014 compared to 2013 largely due to growth in payments to independent sales organizations resulting from increased transactions and volumes, higher legal fees of $6 million, and expenses incurred throughout 2014 related to the transition of several corporate functions from Denver to Atlanta in the amount of $6 million. Other, which includes advertising and promotional expenses, business travel and entertainment expenses, and other selling expenses, increased mainly due to increased marketing expenditures of $22 million related to new products. Internal sales commissions expense increased due to increased sales.

Depreciation and amortization

	Year ended December 31,			Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Depreciation expense	$290	$286	$288	1%	(1)%
Amortization expense (a)	732	770	803	(5)%	(4)%
Depreciation and amortization	$1,022	$1,056	$1,091	(3)%	(3)%
(a) Decrease driven by a reduction in amortization expense on acquisition intangibles.

Other operating expenses, net includes restructuring, litigation and regulatory settlements, impairments, and other as applicable to the periods presented. Refer to note 10 “Restructuring” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for details regarding restructuring charges and our restructuring program. Pursuant to our announced expense management initiative, we expect to achieve $200 million in gross annualized savings by mid-2016. We expect to incur $75 million of restructuring charges of which we incurred $53 million during 2015, principally related to severance costs.

Reimbursable PIN debit fees, postage, and other

Expense increased in 2015 compared to 2014 due to transaction and volume growth related to PIN debit fees of $26 million and print and plastics remittance services.

Expense increased in 2014 compared to 2013 due to transaction and volume growth related to PIN debit fees, partially offset by changes in regulated financial institution mix.

Interest expense, net

	Year ended December 31,			Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Interest expense, net	$(1,537)	$(1,728)	$(1,856)	(11)%	(7)%

Interest expense, net decreased in 2015 compared to 2014 and 2014 compared to 2013 due to lower outstanding debt balances as a result of debt extinguishments and lower interest rates as a result of debt exchanges and refinancing's. Refer to note 2 "Borrowings" to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
Loss on debt extinguishment

	Year ended December 31,			Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Loss on debt extinguishment	$(1,068)	$(274)	$(79)	290%	247%

Refer to note 2 “Borrowings” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

Other income (expense)

	Year ended December 31,
(in millions)	2015	2014	2013
Investment gains and (losses)	$—	$100	$2
Derivative financial instruments gains and (losses)	(17)	—	(24)
Divestitures, net	5	2	(5)
Non-operating foreign currency gains and (losses)	41	59	(20)
Other income (expense)	$29	$161	$(47)

Investment gains in 2014 relate to the sale of our 30% minority interest in EFS which resulted in a pretax gain of $98 million.

Losses on derivative financial instruments in 2015 were driven by fair value adjustments on our non designated forward step up swaps as interest rate swap rates decreased during the period. The net loss in 2013, was due to fair value adjustments for interest rate swaps and cross currency swaps that are not designated as accounting hedges.

Non-operating foreign currency gains and (losses) amounts represent net gains and losses related to currency translations on our intercompany loans and euro-denominated debt. The gain during 2015 and 2014 was driven by the U.S. dollar strengthening against the Euro. We designated all of our euro-denominated debt as a hedge against our net investment in euro business as of January 1, 2016, which would have eliminated an income statement gain of $70 million recorded in 2015, if the hedge was fully effective during the period.

Income taxes

	Year ended December 31,
(in millions)	2015	2014	2013
Income tax expense	$101	$82	$105
Effective income tax rate	(9)%	(45)%	(16)%

The effective tax rates in each year differ from the statutory rates as a result of recognizing tax expense in jurisdictions with pretax income while being precluded from recognizing deferred tax benefits on pre-tax losses in the U.S. and certain foreign jurisdictions that are subject to deferred tax valuation allowances. In each year, the negative impact from the deferred tax valuation allowance was partially offset by us not having to record tax expense attributable to the noncontrolling interest portion of pretax income from pass through entities.

Following the recognition of significant deferred tax valuation allowances in 2012, we have regularly experienced substantial volatility in our effective tax rate in interim periods and across years. This is due to deferred income tax benefits not being recognized in several jurisdictions, most notably in the United States, and changes in the amount, mix, and timing of pretax earnings in tax paying jurisdictions that can have a significant impact on the overall effective tax rate. This interim and full year volatility is likely to continue in future periods until the deferred tax valuation allowances can be released.

Since 2007, we have been and continue to be in a net operating loss position in the U.S. federal and combined state jurisdictions. These net operating losses caused our net deferred tax assets to exceed our net deferred tax liabilities as of December 31, 2015. This net deferred tax asset position, combined with the history of operating losses, is significant negative evidence that the more likely than not criteria requires us to record a deferred tax valuation allowance against our net deferred tax assets. Further, we are not able to record a benefit related to tax losses in many separate filing states and certain foreign countries, requiring the establishment of deferred tax valuation allowances.

We, or one or more of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2015, we were no longer subject to income tax examination by the U.S. federal jurisdiction for years before 2005. State and local examinations are substantially complete through 2006. Foreign jurisdictions generally remain subject to examination by their respective authorities from 2008 forward, none of which are considered major jurisdictions. Refer to note 8 "Income Taxes" to our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

Equity earnings in affiliates

	Year ended December 31,			Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Equity earnings in affiliates	$239	$220	$188	9%	17%

Equity earnings in affiliates relate to the earnings of our merchant alliance partnerships and increased in 2015 and 2014 due to higher volumes, pricing initiatives, and increased terminal revenues.
Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Year ended December 31,			Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	$213	$193	$177	10%	9%

Net income attributable to noncontrolling interests and redeemable noncontrolling interest relates to the interests of our merchant partners in our consolidated merchant alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interest increased in 2015 compared to 2014 due to net volume growth within our Bank of America Merchant Services alliance.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest increased in 2014 compared to 2013 due to net volume growth and lower credit losses from our consolidated alliances particularly within our Bank of America Merchant Services alliance.
Adjusted EBITDA Overview
The following table displays adjusted EBITDA by segment for the periods indicated:

	Year ended December 31,			Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Adjusted EBITDA:
Global Business Solutions	$1,681	$1,687	$1,644	—%	3%
Global Financial Solutions	550	529	404	4%	31%
Network & Security Solutions	639	608	549	5%	11%
Corporate	(140)	(161)	(148)	(13)%	9%
Total Adjusted EBITDA	$2,730	$2,663	$2,449	3%	9%

The following table displays adjusted EBITDA margin by segment for the periods indicated:

	Year ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Adjusted EBITDA Margin:
Global Business Solutions	41.1%	41.7%	41.7%	(60) bps	0 bps
Global Financial Solutions	36.8%	35.5%	29.2%	130 bps	630 bps
Network & Security Solutions	43.6%	44.4%	40.3%	(80) bps	410 bps
Total Adjusted EBITDA	38.7%	38.6%	36.6%	10 bps	200 bps

Global Business Solutions

Global Business Solutions Adjusted EBITDA remained flat in 2015 compared to 2014 primarily driven by the revenue items noted previously within "Global Business Solutions segment results", specifically the revenue growth within our merchant suite of software and hardware products while expenses increased due to investments in our sales channels. Both 2015 and 2014 adjusted EBITDA were impacted by approximately $10 million from gains on the revaluation of U.S dollar denominated assets and liabilities in Argentina and a $10 million tax recovery in Australia during 2014. Currency translation negatively impacted segment adjusted

EBITDA by $31 million compared to the prior year period.

Global Business Solutions Adjusted EBITDA increased 3% in 2014 compared to 2013 from the impact of the revenue items noted within "Global Business Solutions segment results" above as well as a $10 million tax recovery in Australia. Additionally, adjusted
EBITDA benefited by approximately $10 million from gains on the revaluation of U.S. dollar denominated assets and liabilities in Argentina during 2014. Expenses were flat in 2014 compared to 2013 as a result of cost reduction efforts, primarily in operations costs, that were reinvested into product investment costs.

Global Financial Solutions

Global Financial Solutions Adjusted EBITDA increased in 2015 compared to 2014 due to the impact of the revenue items noted within "Global Financial Solutions segment results" above. Both 2015 and 2014 adjusted EBITDA benefited by approximately $5 million from gains on the revaluation of U.S. dollar denominated assets and liabilities in Argentina. Currency translation negatively impacted segment adjusted EBITDA by $23 million compared to the prior year period.

Global Financial Solutions Adjusted EBITDA increased significantly in 2014 compared to 2013 due to the impact of the revenue items noted within "Global Financial Solutions segment results" above as well as decreased operating expenses as a result of lower headcount and changes in compensation programs. Additionally, adjusted EBITDA benefited by approximately $5 million from gains on the revaluation of U.S. dollar denominated assets and liabilities in Argentina during 2014.

Network & Security Solutions

Network & Security Solutions Adjusted EBITDA increased in 2015 compared to 2014 due to the revenue items noted within "Network & Security Solutions segment results". The contract amendment discussed previously positively impacted adjusted EBITDA by $8 million. The revenue items were partially offset by increased operating expenses related to our purchases of Gyft and TWI of $24 million, investments of approximately $6 million for new STAR Network functionality, and the disposition of EFS which had a negative impact of approximately $10 million on segment adjusted EBITDA.

Network & Security Solutions Adjusted EBITDA increased in 2014 compared to 2013 due to the revenue items noted within "Network & Security Solutions" above as well as decreased operating expenses as a result of lower headcount and changes in compensation programs. In addition, the EFS disposition had a negative impact of approximately $15 million on adjusted EBITDA in 2015.

Corporate

Corporate Adjusted EBITDA improved in 2015 compared to 2014 due to a decrease in incentive compensation expense.

Corporate Adjusted EBITDA increased in 2014 compared to 2013 due to a $44 million investment in outside professional services and contractor costs, partially offset by decreased bonus and benefit expenses.
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

Over the past few years, we completed various amendments and modifications to certain of our debt agreements in an effort to extend our debt maturities and lower interest rates. Furthermore, First Data Holdings (FDH) completed a $3.5 billion private placement in 2014 and we completed a $2.7 billion initial public offering in 2015. Proceeds from these equity transactions were used to repay certain tranches of debt. These transactions have reduced our current annualized cash interest costs to $1 billion compared to approximately $1.8 billion in 2015. Details regarding our debt structure are provided in note 2 "Borrowings" to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

As of February 25, 2016, our long-term corporate family rating from Moody’s was B2 (positive outlook). The long-term local issuer credit rating from Standard and Poor’s was B+ (stable). The long-term issuer default rating from Fitch was B (positive). A decrease in our credit ratings could affect our ability to access future financing, which could result in increased interest expense in the future.

Cash and cash equivalents Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of December 31, 2015 and 2014, we held $429 million and $358 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by BAMS and IPS that are not available to fund operations outside of those subsidiaries. As of December 31, 2015 and 2014, the cash and cash equivalents held by these subsidiaries totaled $136 million and $152 million, respectively. All other domestic cash balances, to the extent available, are used to fund our short-term liquidity needs.

Cash and cash equivalents also includes amounts held outside of the United States totaling $161 million and $171 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, there was approximately $106 million of cash and cash equivalents held outside of the United States that was unavailable for general corporate purposes. We plan to fund any international cash needs in 2016 within our international operations with cash held by our international entities, but if necessary, could fund such needs using cash from the United States, subject to satisfying debt covenant restrictions.
Cash flows

	Year ended December 31,
Source/(use) (in millions)	2015	2014	2013
Net cash provided by operating activities	$795	$1,035	$715
Net cash used in investing activities	(685)	(329)	(353)
Net cash used in financing activities	(16)	(743)	(532)

Cash flows from operating activities

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of our working capital requirements.

Our operating cash flow is significantly impacted by our level of debt. Approximately $1.8 billion, $1.7 billion, and $1.8 billion in cash interest, net of swap settlements, was paid during 2015, 2014, and 2013, respectively. The increase in cash interest in 2015 compared to 2014 is due to the acceleration of $271 million of cash interest payments as a result of our 2015 debt extinguishments.

Using December 31, 2015 balances for variable rate debt and applicable interest rate swaps, a 100 basis point increase in the applicable London Interbank Offered Rate (LIBOR) index on an annualized basis would increase our annual interest expense by approximately $46 million.

The chart below reconciles the change in operating cash flows for the years ended December 31, 2014 to December 31, 2015 and December 31, 2013 to December 31, 2014.

Source/(use) (in millions)	Year ended December 31, 2015	Year ended December 31, 2014
Net cash provided by operating activities, previous period	$1,035	$715
Increases (decreases) in:
Net income, excluding other operating expenses and other income (a)	240	473
Depreciation and amortization	(30)	(49)
Working capital	(450)	(104)
Net cash provided by operating activities, end of period	$795	$1,035

(a)	Excludes loss on debt extinguishment, share-based compensation expense and other non-cash items.

In 2015 compared to 2014, net income, excluding other operating expenses and other income increased due to the items noted previously within "Results of Operations". Working capital decreased primarily due to $268 million from lower interest accruals as a result of our debt restructurings and accelerated interest payments on called debt. In addition, we experienced growth in our product sales and other revenue streams which lowered net loss but negatively impacted working capital by approximately $134 million, as these revenues streams typically have longer payment terms. Additionally, timing of prepayments and vendor payments negatively impacted working capital by $111 million. These items were partially offset by $96 million from two supplier signing bonuses received during the year.

In 2014 compared to 2013, net income, excluding other operating expenses and other income increased due to the items noted within "Results of Operations". Working capital decreased primarily due to $53 million in lower interest accruals as a result of debt restructurings.
Cash flows from investing activities

Cash flows used in investing activities increased in 2015 compared to 2014 due to the sale of our 30% minority interest in a transportation payments business, EFS, for $264 million in cash in 2014, increases in capital expenditures due to customer signing bonuses and investments in technology, and the acquisition in 2015 of TWI for $62 million, a provider of digital stored value products that offer gift card programs, loyalty incentives, and integrated marketing solutions for retailers, partners, and consumers.

Cash flows used in investing activities decreased in 2014 compared to 2013 due to the sale of our 30% minority interest in EFS for $264 million in cash, partially offset by increases in capital expenditures due to technology additions and international ATM and POS additions, and the acquisition of Gyft, Inc.

For a more detailed discussion on the acquisitions and disposition discussed above refer to note 12 "Acquisitions and Dispositions" to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
Cash flows from financing activities

Cash flows used in financing activities decreased in 2015 compared to 2014 due to $2.7 billion of net proceeds from our initial public offering and new debt issuances, partially offset by debt paydowns, payments of debt-related costs and a decrease in capital transactions with our former parent FDH, relating primarily to a $2.5 billion capital contribution in 2014.

Cash flows used in financing activities increased in 2014 compared to 2013 due to a decrease in proceeds from the issuance of long-term debt, $686 million of dividends paid to FDH, and payments of debt-related costs, partially offset by a $2.5 billion capital contribution from FDH and a decrease in debt principal payments.
Debt

In 2015, we made significant progress in refinancing our debt structure, see note 2 "Borrowings" to our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information on our restructuring activity. As a result of the restructuring activity, we significantly lowered our weighted average interest rate from 7.4% as of December 31, 2014 to 5.6% as of December 31, 2015. Approximately 77% of our debt, including debt swapped from variable to fixed rates, was at a fixed rate, providing a measure of protection if interest rates begin to rise. We have $5 billion in notional interest rate swaps that all expire during September 2016.

Senior secured revolving credit facility

On June 2, 2015, we terminated and replaced our previous $1.0 billion senior secured revolving credit facility with a new $1.25 billion facility. The new revolving credit facility matures on June 2, 2020, subject to certain earlier springing maturity provisions in certain circumstances. Besides the letters of credit discussed below, we had no amounts outstanding and $10 million outstanding against the facilities as of December 31, 2015 and 2014, respectively. As of December 31, 2015, $1.2 billion remained available under the facility. Excluding the letters of credit, the maximum amount outstanding against this facility during 2015 was approximately $526 million while the average amount outstanding during 2015 was approximately $154 million.

The senior secured revolving credit facility can be used for working capital and general corporate purposes. We utilize our senior secured revolving credit facility to fund investing or operating activities when cash flows from operating activities are not sufficient. We believe cash on hand and cash flow generated through our normal operating activities in conjunction with the capacity under our senior secured revolving credit facility will be sufficient to meet our liquidity needs.

There are multiple institutions that have commitments under this facility with none representing more than 18% of the remaining capacity.

Accounts receivable securitization agreement

On December 31, 2015, the Company established a new fully consolidated and wholly owned subsidiary, First Data Receivables, LLC (FDR).  FDR and FDC entered into an agreement where certain wholly owned subsidiaries of FDC agreed to transfer and contribute receivables to FDR. FDR’s assets are not available to satisfy obligations of any other entities or affiliates of FDC. FDR's creditors will be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to FDR’s equity holders. FDR entered into an agreement with an external party, which expires in 2019, to borrow $240 million secured by liens on the receivables contributed to FDR by the wholly owned subsidiaries of FDC. Loans under the Agreement bear interest based upon LIBOR plus 200 basis points or a base rate equal to the highest of (i) the applicable lender’s prime rate, or (ii) the federal funds rate plus 0.50%. As of December 31, 2015, we had no debt outstanding under the Securitization Agreement. In January 2016, FDC and its wholly owned subsidiaries transferred approximately $326 million in receivables to FDR as part of its Securitization Program. FDR utilized the receivables as collateral in borrowings of $240 million under this agreement. The $240 million in gross proceeds was utilized to redeem a portion of the Company's 8.75% senior secured second lien notes on January 15, 2016.
Letters, lines of credit, and other

	Total Available (a)		Total Outstanding
	As of December 31,		As of December 31,
(in millions)	2015	2014	2015	2014
Letters of credit (b)	$250	$500	$42	$43
Lines of credit and other (c)	245	349	43	68

(a)	Total available without giving effect to amounts outstanding.

(b)
Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements, and other security agreements. The largest amount of letters of credit outstanding during 2015 was approximately $46 million. All letters of credit expire on or prior to December 31, 2016 with a one-year renewal option. We expect to renew most of the letters of credit prior to expiration.

(c)
As of December 31, 2015, represents $228 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity. We cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, we had borrowings outstanding against them.

In the event one or more of the aforementioned lines of credit becomes unavailable, we will utilize our existing cash, cash flows from operating activities or our senior secured revolving credit facility to meet our liquidity needs.
Guarantees and covenants All obligations under the senior secured revolving credit facility and our senior secured term loan facilities are unconditionally guaranteed by most of our existing and future, direct and indirect, wholly owned, material domestic subsidiaries. The senior secured facilities contain a number of covenants that, among other things, restrict our ability to incur additional indebtedness; create liens; enter into sale-leaseback transactions; engage in mergers or consolidations; sell or transfer assets; pay dividends and distributions or repurchase our capital stock; make investments, loans or advances; prepay certain indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing certain indebtedness; and change our lines of business. The senior secured facilities also require us to not exceed a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control. The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by us.

All obligations under the senior secured notes, senior notes, and senior subordinated notes are similarly guaranteed in accordance with their terms by each of our domestic subsidiaries that guarantee obligations under our senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured obligations noted above.

Although all of the above described instruments of indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, including the ability to incur indebtedness in connection with our settlement operations. We believe that the indebtedness that can be incurred under these exceptions as well as additional credit under the existing senior secured revolving credit facility are sufficient to satisfy our needs for the foreseeable future.
Covenant compliance Under the senior secured revolving credit and term loan facilities, certain limitations, restrictions, and defaults could occur if we are not able to satisfy and remain in compliance with specified financial ratios. We have agreed that we will not permit the Consolidated Senior Secured Debt to Covenant EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) to be greater than 6.0 to 1.0.

The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior notes, and senior subordinated notes. As of December 31, 2015, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $12.8 billion, Covenant EBITDA of $3.2 billion and a Ratio of 4.0 to 1.0.

In determining Covenant EBITDA, EBITDA is calculated by reference to net income (loss) from continuing operations plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Covenant EBITDA is calculated by adjusting EBITDA to exclude unusual items as permitted in calculating covenant compliance under the credit facilities. Covenant EBITDA is further adjusted to add net income attributable to noncontrolling interests and redeemable noncontrolling interest of certain non wholly owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing our senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant EBITDA are appropriate to provide additional information to investors to demonstrate our ability to comply with our financing covenants. Because not all companies use identical calculations, this presentation of Covenant EBITDA may not be comparable to other similarly titled measures of other companies.

The calculation of Covenant EBITDA under our senior secured facilities is as follows:

(in millions)	Last twelve months ended December 31, 2015
Net loss attributable to First Data Corporation	$(1,481)
Interest expense, net	1,537
Income tax expense	101
Depreciation and amortization (1)	1,133
EBITDA	1,290

Loss on debt extinguishment	1,068
Share-based compensation	329
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	213
Projected near-term cost savings and revenue enhancements (2)	118
KKR related items	100
Restructuring, net	53
Non-operating foreign currency (gains) and losses	(41)
Litigation and regulatory settlements	20
Derivative financial instruments (gains) and losses	17
Equity entities taxes, depreciation and amortization (3)	11
Debt issuance costs	4
Other (4)	37
Covenant EBITDA	$3,219

(1)
Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within "Transaction and processing service fees" of $51 million and amortization related to equity method investments, which is netted within the "Equity earnings in affiliates" line of $60 million.

(2)
Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives. We may not realize the anticipated cost savings pursuant to our anticipated timetable or at all.

(3)	Represents our proportional share of income taxes, depreciation and amortization on equity method investments.

(4)	Includes items such as impairments, customer disputes, earnouts, cost of alliance conversions and other technology initiatives, and other as applicable to the period presented.

Off-Balance Sheet Arrangements

During 2015, 2014, and 2013, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Obligations” discussion below and those reflected in note 14 "Commitments and Contingencies" to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Contractual Obligations

Our contractual obligations as of December 31, 2015 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Borrowings (a)	$25,455	$1,798	$7,672	$2,850	$13,135
Capital lease obligations (b)	213	81	109	15	8
Operating leases	309	56	85	58	110
Purchase obligations (c):
Technology and telecommunications (d)	644	323	253	68	—
All other (e)	95	46	35	8	6
Other long-term liabilities	116	36	70	9	1
Total (f) (g)	$26,832	$2,340	$8,224	$3,008	$13,260

(a)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Includes $4.6 billion of variable rate debt (including the impact of interest rate swaps). Includes $32 million in contractual call premiums to expire our 8.75% senior-secured-second lien notes due 2022 during January 2016. Borrowings and interest rate swaps are discussed in note 2 "Borrowings" and note 13 "Derivative Financial Instruments", respectively, to our consolidated financial statements in Part II, Item 8 of this Form 10-K. Interest payments for the variable rate debt and the associated interest rate swaps were calculated using interest rates as of December 31, 2015 .

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

(d)
Technology and telecommunications represents obligations related to hardware purchases, including purchases of ATMs and terminals, as well as software licenses, hardware and software maintenance and support, technical consulting services, and telecommunications services.

(e)	All other includes obligations related to materials, data, non-technical contract services, facility security, investor management fees, maintenance, and marketing promotions.

(f)
We evaluate the need to make contributions to our pension plans after considering the funded status of the pension plans, movements in the discount rates, performance of the plan assets and related tax consequences. Expected contributions to our pension plan have not been included in the table as such amounts are dependent upon the considerations discussed above, and may result in a wide range of amounts. See note 15 "Employee Benefit Plans" to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

(g)
As of December 31, 2015, we had approximately $277 million of tax contingencies comprised of approximately $261 million reported in long-term income taxes payable in the “Other long-term liabilities” line of our consolidated balance sheets, including approximately $4 million of income tax liabilities for which The Western Union Company (Western Union) is required to indemnify us, and approximately $16 million recorded as an increase of our deferred tax liability. These amounts have been excluded from the table because the settlement period cannot be reasonably estimated. The timing of these payments will ultimately depend on the progress of tax examinations with the various tax authorities.

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

We test goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. The fair value of our reporting units is based on a discounted cash flow models involving several assumptions. When appropriate we consider assumptions that we believe a hypothetical marketplace participant would use in estimating future cash flows. The key assumptions include adjusted EBITDA growth and weighted average cost of capital (discount rate). We determined adjusted EBITDA growth based on management estimates and business plans. Discount rate assumptions are based on an assessment of the risk inherent in future cash flows of the respective reporting unit as well as cost of debt and equity.

If it is determined that the fair value of the reporting unit is less than its carrying value, we would estimate the fair value of all of the reporting unit’s assets and liabilities and calculate an implied fair value of goodwill, which is the difference between the reporting unit’s fair value and the fair value of all its other assets and liabilities. If the implied fair value of goodwill is less than its carrying value, the shortfall is recognized as impairment. The methodology for estimating fair value varies by asset; however, the most significant assets are intangible assets. We estimate the fair value of the intangible assets using the excess earnings method, royalty savings method, or cost savings method, all of which are a form of a discounted cash flow analysis. An impairment charge of a reporting unit’s goodwill could have a material adverse effect on our financial results. An impairment charge may be caused by changes in the underlying business and economic conditions, the most relevant of which would be a deterioration in global economic conditions. Deterioration in global economic conditions could cause us to experience a decrease in our adjusted EBITDA.

Furthermore, volatility in the debt markets which impacted our debt yields, could affect these estimates used in the analysis discussed above, which in turn could affect the fair value of the reporting unit. Thus, it is possible for reporting units that record impairments to record additional impairments in the future. All key assumptions and valuations are determined by and are the responsibility of management. The factors used in the impairment analysis are inherently subject to uncertainty. We believe that we have made reasonable estimates and assumptions to determine the fair value of our reporting units, if actual results are not consistent with these estimates and assumptions, goodwill and other intangible assets may be overstated which could trigger an impairment charge.

As of December 31, 2015, the carrying value of goodwill was $16.8 billion of which $14.2 billion was related to our Global Business Solutions reporting unit. As of October 1, 2015, the most recent impairment analysis date, the fair value of our reporting units exceeded their carrying value by more than 50% with the exception of our Global Business Solutions and Global Financial Solutions reporting units. Our Global Business Solutions and Global Financial Solutions reporting unit's carrying value exceeded fair value by 25% and 35%, respectively. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as the following:

•
Global economic, political, and other conditions may adversely affect trends in consumer, business, and government spending, which may adversely impact the demand for our services and our revenue and profitability;

•
Our ability to anticipate and respond to changing industry trends and the needs and preferences of our clients and consumers may affect our competitiveness or demand for our products, which may adversely affect our operating results;

•	Substantial and increasingly intense competition worldwide in the financial services, payments, and technology industries may materially and adversely affect our overall business and operations;

•	Potential changes in the competitive landscape, including disintermediation from other participants in the payments value chain, could harm our business;

•	The market for our electronic commerce services is evolving and may not continue to develop or grow rapidly enough for us to maintain and increase our profitability;

•	If we are unable to maintain merchant relationships and alliances, our business may be adversely affected;

•	Failure to obtain new clients or renew client contracts on favorable terms could adversely affect results of operations and financial condition; and

•	Cost savings initiatives may not produce the savings expected and may negatively impact our other initiatives and efforts to grow our business.

See "Risk Factors" in Part I, Item 1A of this Form 10-K for further discussions of risks that could affect our business.

An additional analysis was performed for our Global Business Solutions and Global Financial Solutions reporting units, which sensitized the base discount rate by an additional 50 basis points. Global Business Solutions and Global Financial Solutions passing by a margin of 14% and 24%, respectively. We also sensitized EBITDA growth by a reduction of 100 basis points with Global Business Solutions and Global Financial Solutions passing by a margin of 21% and 28%, respectively. Refer to note 1 "Summary of Significant Accounting Policies" to our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information regarding goodwill.

Reserve for merchant credit losses and check guarantees With respect to the merchant acquiring business, our merchant clients (or those of our unconsolidated alliances) have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amounts from the merchants due to merchant fraud, insolvency, bankruptcy or another reason, we may be liable for any such reversed charges. Our risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future and which have yet to be delivered, such as airline tickets.

Our obligation to stand ready to perform is minimal in relation to the total dollar volume processed. We require cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize this obligation. The amounts of collateral held by us and our unconsolidated alliances are as follows:

	As of December 31,
(in millions)	2015	2014
Cash and cash equivalents collateral	$544	$440
Collateral in the form of letters of credit	108	100
Total collateral	$652	$540

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

Our contingent obligation relates to imprecision in our estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. The following table presents the aggregate merchant credit losses incurred compared to total dollar volumes processed:

	Year ended December 31,
	2015	2014	2013
First Data and consolidated and unconsolidated alliances credit losses (in millions)	$67	$63	$54
First Data and consolidated alliances credit losses (in millions)	55	55	48
Total dollar volume acquired (in billions)	1,885	1,876	1,779

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

	As of December 31,
(in millions)	2015	2014
First Data and consolidated and unconsolidated alliances merchant credit loss reserves	$26	$24
First Data and consolidated alliances merchant credit loss reserves	22	20

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

	As of December 31,
(in millions)	2015	2014
Accrued warranty balances	$6	$9
Accrued recovery balances	21	25

We establish an incremental liability (and deferred revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are settled within 30 days. The incremental liability was approximately $1 million as of December 31, 2015 and 2014. The following table details the check guarantees of TeleCheck.

	Year ended December 31,
	2015	2014	2013
Aggregate face value of guaranteed checks (in billions)	$32	$36	$39
Aggregate amount of checks presented for warranty (in millions)	216	253	285
Warranty losses net of recoveries (in millions)	61	67	66

The maximum potential future payments under the guarantees were estimated by us to be approximately $903 million as of December 31, 2015 which represented an estimate of the total uncleared checks at that time.

Income taxes The determination of our provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We establish contingency reserves for material, known tax exposures relating to deductions, transactions, and other matters involving some uncertainty as to the proper tax treatment of the item. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. Several years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved or clarified. While we believe that our reserves are adequate to cover reasonably expected tax risks, issues raised by a tax authority may be finally resolved at an amount different than the related reserve. Such differences could materially increase or decrease our income tax provision in the current and/or future periods. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. As the result of the interest expense that we incur, we are currently in a tax net operating loss position. Judgment is required to determine whether some portion or all of the resulting deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these assets are adjusted through our provision for income taxes in the period in which this determination is made.

We are currently in a tax net operating loss position in several jurisdictions in which we operate, including the United States, resulting in significant deferred tax assets. We establish a valuation allowance against our deferred tax assets when, based upon the weight of all available evidence, we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. We believe that a significant portion of the deferred tax assets will be realized because of the existence of sufficient taxable income within the carryforward period available under the tax law, but have established valuation allowances for those deferred tax assets that in our judgment will not be realized. In making this determination, we have considered the relative impact of all of the available positive and negative evidences regarding future sources of taxable income and tax planning strategies. However, there could be material impact to our effective tax rate if there is a significant change in our judgment. It is reasonably likely that our judgment would change with respect to the United States federal jurisdiction if our financial performance in that jurisdiction substantially improves. We do not believe that this is reasonably likely in the next 12 months. If and when our judgment changes, then the valuation allowances are adjusted through the provision for income taxes in the period in which this determination is made. Refer to note 8 "Income Taxes" to our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information regarding our income tax provision.
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

Our interest rate-sensitive liabilities are our debt instruments. Our senior secured term loan facility is subject to variable interest rates. We have interest rate swaps on $5.0 billion of our variable rate debt that convert the debt to fixed rates. The interest rate swaps expire during September 2016. Therefore, as of December 31, 2015, we have approximately $4.6 billion of variable rate debt that is not subject to a fixed rate swap.

Based on the December 31, 2015 balances, a 100 basis point increase in short-term interest rates on an annualized basis compared to the interest rates as of December 31, 2015, which for the three month LIBOR was 0.6127%, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of $28 million. The $28 million decrease to pretax income (due to a 100 basis point increase in variable rates as of December 31, 2015) is due to a $46 million increase in interest expense related to our balance of variable interest rate debt, net of interest rate swaps. The increase in interest expense would be partially offset by a $18 million increase in interest income. A decrease in interest rates would result in an increase to pretax income. Actual interest rates could change significantly more than 100 basis points. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

We are exposed to changes in currency rates as a result of our investments in foreign operations, revenues generated in currencies other than the U.S. dollar and foreign currency-denominated loans. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Refer to note 13 "Derivative Financial Instruments" to our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information regarding the changes in foreign currency exchange rates.

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in a decrease to pretax income of approximately $34 million. The decrease results from a $59 million decrease related to euro-denominated term loans held by us. This decrease is partially offset by a $17 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the twelve months preceding September 30, 2015, and a $8 million increase related to foreign exchange on intercompany loans. Subsequent to December 31, 2015, we designated $750 million in Euro Term debt as a hedge, with changes in fair value recognized through accumulated other comprehensive income prospectively from the date of designation if the hedge remains effective. Subsequent to such designation, a 10% weakening in the value of the U.S. dollar relative to all other currencies in which our revenues and profits are denominated would have resulted in an increase to pretax income of approximately $24 million. There is inherent limitation in the sensitivity analysis presented, primarily due to the assumption that foreign exchange movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Regulatory

Through its merchant alliances, the Global Business Solutions segment holds an ownership interest in several competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, we actively maintain an antitrust compliance program.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST DATA CORPORATION

INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2015. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Data Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 25, 2016

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in millions, except per share and share amounts)	2015	2014	2013
Revenues:
Transaction and processing service fees (a)	$6,597	$6,510	$6,345
Product sales and other (a)	1,167	1,038	957
Total revenues (excluding reimbursable items)	7,764	7,548	7,302
Reimbursable PIN debit fees, postage, and other	3,687	3,604	3,507
Total revenues	11,451	11,152	10,809
Expenses:
Cost of services (exclusive of items shown below)	2,871	2,668	2,723
Cost of products sold	356	330	328
Selling, general, and administrative	2,292	2,043	1,980
Depreciation and amortization	1,022	1,056	1,091
Other operating expenses	53	13	56
Total expenses (excluding reimbursable items)	6,594	6,110	6,178
Reimbursable PIN debit fees, postage, and other	3,687	3,604	3,507
Total expenses	10,281	9,714	9,685
Operating profit	1,170	1,438	1,124
Interest expense, net	(1,537)	(1,728)	(1,856)
Loss on debt extinguishment	(1,068)	(274)	(79)
Other income (expense)	29	161	(47)
Loss before income taxes and equity earnings in affiliates	(1,406)	(403)	(858)
Income tax expense	101	82	105
Equity earnings in affiliates	239	220	188
Net loss	(1,268)	(265)	(775)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	213	193	177
Net loss attributable to First Data Corporation	$(1,481)	$(458)	$(952)

Net loss per share, basic and diluted	$(7.70)	$(458,000)	$(952,000)
Weighted-average shares used to compute basic and diluted net loss per share	192,263,793	1,000	1,000

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $205 million, $181 million, and $164 million for the years ended December 31, 2015, 2014, and 2013, respectively.

See notes to consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in millions)	2015	2014	2013
Net loss	$(1,268)	$(265)	$(775)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	3	(7)	1
Pension liability adjustments	(13)	(36)	40
Foreign currency translation adjustment	(290)	(308)	(77)
Total other comprehensive loss, net of tax	(300)	(351)	(36)
Comprehensive loss	(1,568)	(616)	(811)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	203	182	178
Comprehensive loss attributable to First Data Corporation	$(1,771)	$(798)	$(989)

See notes to consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except common stock share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$429	$358
Accounts receivable, net of allowance for doubtful accounts of $71 and $62	1,826	1,741
Settlement assets	8,150	7,555
Other current assets	381	203
Total current assets	10,786	9,857
Property and equipment, net of accumulated depreciation of $1,367 and $1,233	951	930
Goodwill	16,846	17,017
Customer relationships, net of accumulated amortization of $5,299 and $4,871	2,136	2,604
Other intangibles, net of accumulated amortization of $2,134 and $1,965	1,783	1,745
Investment in affiliates	1,048	1,101
Other long-term assets	812	780
Total assets	$34,362	$34,034

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,639	$1,796
Short-term and current portion of long-term borrowings	856	161
Settlement obligations	8,150	7,557
Total current liabilities	10,645	9,514
Long-term borrowings	18,737	20,697
Deferred tax liabilities	431	435
Other long-term liabilities	812	788
Total liabilities	30,625	31,434
Commitments and contingencies (See note 14)
Redeemable noncontrolling interest	77	70
First Data Corporation stockholders' equity (deficit):
Common stock, $0.01 par value; no shares and 1,000 shares authorized and issued as of December 31, 2015 and 2014, respectively	—	—
Class A Common stock, $0.01 par value; 1,600,000,000 shares and no shares authorized as of December 31, 2015 and 2014, respectively; 179,873,244 shares and no shares issued and outstanding as of December 31, 2015 and 2014, respectively	2	—
Class B Common stock, $0.01 par value; 800,000,000 shares and no shares authorized as of December 31, 2015 and 2014, respectively; 719,330,114 shares and no shares issued and outstanding as of December 31, 2015 and 2014, respectively	7	—
Additional paid-in capital	12,910	9,906
Accumulated loss	(11,032)	(9,547)
Accumulated other comprehensive loss	(1,219)	(929)
Total First Data Corporation stockholders' equity (deficit)	668	(570)
Noncontrolling interests	2,992	3,100
Total equity	3,660	2,530
Total liabilities and equity	$34,362	$34,034

See notes to consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in millions)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,268)	$(265)	$(775)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,133	1,163	1,212
Charges (gains) related to other operating expenses and other income (expense)	24	(148)	103
Loss on debt extinguishment	1,068	274	79
Share-based compensation expense	329	51	39
Other non-cash and non-operating items, net	32	33	26
(Decrease) increase in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	(184)	(50)	63
Other assets, current and long-term	(183)	(11)	(43)
Accounts payable and other liabilities, current and long-term	(162)	1	(1)
Income tax accounts	6	(13)	12
Net cash provided by operating activities	795	1,035	715
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	4	270	18
Additions to property and equipment	(282)	(308)	(194)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(320)	(259)	(185)
Acquisitions, net of cash acquired	(89)	(31)	(12)
Proceeds from sale of property and equipment	17	3	12
Purchase of investments	(17)	—	—
Other investing activities	2	(4)	8
Net cash used in investing activities	(685)	(329)	(353)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(31)	12	(109)
Proceeds from issuance of long-term debt	10,258	1,830	4,472
Payment of call premiums and debt issuance cost	(1,062)	(355)	(111)
Principal payments on long-term debt	(11,568)	(3,751)	(4,506)
Proceeds from issuance of common stock	2,718	—	—
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(312)	(266)	(224)
Purchase of noncontrolling interest	—	(1)	(24)
Capital transactions with parent, net	(19)	1,788	(30)
Net cash used in financing activities	(16)	(743)	(532)
Effect of exchange rate changes on cash and cash equivalents	(23)	(30)	(13)
Change in cash and cash equivalents	71	(67)	(183)
Cash and cash equivalents at beginning of period	358	425	608
Cash and cash equivalents at end of period	$429	$358	$425
SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received	$95	$96	$93
Interest paid	1,815	1,729	1,802
Distributions received from equity method investments	289	278	261
NON-CASH TRANSACTIONS:
Capital leases, net of trade-ins	$83	$128	$112
See notes to consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	First Data Corporation Stockholders'
	Common Stock						Accumulated Other Comprehensive Income (Loss)
(in millions, except common stock share amounts)	Class A		Class B		Additional Paid-In Capital	Accumulated Loss		Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2012 (a)	1,000	$—	—	$—	$7,341	$(7,423)	$(552)	$3,225	$2,591

Distributions and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(189)	(189)
Net (loss) income (b)	—	—	—	—	—	(952)	—	143	(809)
Other comprehensive (loss) income	—	—	—	—	—	—	(37)	1	(36)
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	—	(2)	—	—	—	(2)
Stock compensation expense and other	—	—	—	—	32	—	—	—	32
Capital contributed by Parent	—	—	—	—	7	—	—	—	7
Cash dividends paid by First Data Corporation to Parent	—	—	—	—	—	(28)	—	—	(28)
Purchase of noncontrolling interest	—	—	—	—	6	—	—	3	9
Balance, December 31, 2013 (a)	1,000	—	—	—	7,384	(8,403)	(589)	3,183	1,575

Distributions and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(231)	(231)
Net (loss) income (b)	—	—	—	—	—	(458)	—	159	(299)
Other comprehensive loss	—	—	—	—	—	—	(340)	(11)	(351)
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	—	(2)	—	—	—	(2)
Stock compensation expense and other	—	—	—	—	43	—	—	—	43
Capital contributed by Parent	—	—	—	—	2,482	—	—	—	2,482
Cash dividends paid by First Data Corporation to Parent	—	—	—	—	—	(686)	—	—	(686)
Purchase of noncontrolling interest	—	—	—	—	(1)	—	—	—	(1)
Balance, December 31, 2014 (a)	1,000	—	—	—	9,906	(9,547)	(929)	3,100	2,530

Distributions and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(277)	(277)
Net (loss) income (b)	—	—	—	—	—	(1,481)	—	179	(1,302)
Other comprehensive loss	—	—	—	—	—	—	(290)	(10)	(300)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	(8)	—	—	—	(8)
Stock compensation expense and other	—	—	—	—	316	—	—	—	316
Cash dividends paid by First Data Corporation to Parent	—	—	—	—	—	(4)	—	—	(4)
Holding Company Merger (a)	(1,000)	—	719,330,114	7	(20)	—	—	—	(13)
Initial Public Offering	179,873,244	2	—	—	2,716	—	—	—	2,718
Balance, December 31, 2015	179,873,244	$2	719,330,114	$7	$12,910	$(11,032)	$(1,219)	$2,992	$3,660

(a)	1,000 shares relates to common stock without a class that was eliminated upon the merger with First Data Holdings.

(b)
The total net loss presented in the consolidated statements of equity for the years ended December 31, 2015, 2014, and 2013 is $34 million in each year greater than the amount presented on the consolidated statements of operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See notes to consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Summary of Significant Accounting Policies

Business Description

First Data Corporation (FDC or the Company) is a global leader in commerce-enabling technology and solutions, for merchants, financial institutions, and card issuers. The services the Company provides include merchant transaction processing and acquiring; credit, retail, and debit card issuing and processing; prepaid services; and check verification, settlement and guarantee services. Over the last few years, the Company launched new products to help clients grow their businesses, including the Company's Clover line of payment solutions as well as other small and medium sized business (SMB) solutions including Insightics, cloud-based software to enable monitoring of key business metrics, and Perka, a digital loyalty marketing platform.

On October 15, 2015, the Company filed its Prospectus with the Securities and Exchange Commission pursuant to Rule 424(b). The Company issued 176,076,869 shares of Class A common stock and began trading on the New York Stock Exchange under the symbol "FDC". The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions were $2.7 billion. The Company used the net proceeds from the offering to redeem all $510 million aggregate principal amount of its 11.25% senior unsecured notes due 2021, approximately $1.9 billion aggregate principal amount of its 12.625% senior unsecured notes due 2021, to pay applicable premiums and related fees and expenses, and for general corporate purposes.

On October 13, 2015, First Data Holdings Inc. (FDH), the Company's direct parent company, merged with and into First Data Corporation, with First Data Corporation being the surviving entity (HoldCo Merger). All outstanding shares of FDH were converted into Class B common stock, which are entitled to ten votes per share. All outstanding common stock of First Data Corporation were eliminated upon the merger. The Company accounted for the HoldCo Merger as a transfer of assets between entities under common control and reflected the transaction in its financial statements on a prospective basis.

On October 13, 2015, the Company amended its certificate of incorporation which affected a reverse stock split of the Company’s authorized, issued and outstanding Class B common stock, on the basis of 1 new share of Class B common stock for each 3.16091 old shares of common stock. Note 4 “Stock Compensation Plans” of these consolidated financial statements has been retrospectively adjusted to reflect the impact of the reverse stock split. The shares on the Company’s consolidated balance sheet have not been adjusted because the shares of First Data Corporation stock were not subject to the stock split.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “Investment in affiliates” in the accompanying consolidated balance sheets. The Company generally utilizes the equity method of accounting when it has an ownership interest of between 20% and 50% in an entity, provided the Company is able to exercise significant influence over the investee’s operations.

The Company consolidates an entity’s financial statements when the Company has a controlling financial interest in the entity. Control is normally established when ownership interests exceed 50% in an entity; however, when the Company does not exercise control over a majority-owned entity as a result of other investors having rights over the management and operations of the entity, the Company accounts for the entity under the equity method. As of December 31, 2015 and 2014, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated or entities that the Company owned less than 50% that are consolidated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Presentation

Depreciation and amortization presented as a separate line item on the Company’s consolidated statements of operations does not include amortization of initial payments for new contracts which is recorded as a contra revenue within “Transaction and processing

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

service fees.” Also not included is amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line.

The following table presents the amounts associated with such amortization for the periods presented:

	Year ended December 31,
(in millions)	2015	2014	2013
Amortization of initial payments for new contracts	$51	$45	$42
Amortization related to equity method investments	60	62	79

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

In the case of client contracts that the Company owns and manages, revenue is comprised of fees charged to the client, net of interchange and assessments charged by the credit card associations, and is recognized at the time the client accepts a point of sale transaction. The fees charged to the client are a percentage of the credit card and signature based debit card transaction’s dollar value, a fixed amount or a combination of the two. Personal identification number based debit (PIN-debit) network fees are recognized in “Reimbursable PIN debit fees, postage, and other” revenues and expenses in the consolidated statements of operations. STAR Network access fees charged to clients are assessed on a per transaction basis. Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows for the periods presented:

	Year ended December 31,
(in millions)	2015	2014	2013
Interchange fees and assessments	$21,711	$20,406	$19,368
PIN debit fees	2,991	2,965	2,915

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

The purchase and sale of merchant contracts is an ordinary element of the Company’s businesses, and therefore, the gains from selling these revenue-generating assets are included within the “Product sales and other” component of revenues.

Fees based on cardholder accounts on file are recognized after the requisite services or period has occurred. Fees for PIN-debit transactions where the Company is the debit card processor for the financial institution are recognized on a per transaction basis. Revenues for output services are derived primarily on a per piece basis and consist of fees for the production, materials, and postage related to mailing finished products and recognized as the services are provided.

The sale and leasing of POS devices (terminals) are reported in “Product sales and other”. Revenue for terminals sold or sold under a sales-type lease transaction is recognized when the following four criteria are met: evidence of an agreement exists, delivery has occurred, the selling price or minimum lease payments are fixed or determinable, and collection of the selling price or minimum lease payments is reasonably assured. Revenue for operating leases is recognized on a straight-line basis over the lease term.

Services not specifically described above are generally transaction based fees that are recognized at the time the transactions are processed or programming services that are recorded as work is performed.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records deferred revenue when it receives payments or invoices in advance of the delivery of products or the performance of services. The deferred revenue is recognized into earnings when underlying performance obligations are achieved. As of December 31, 2015 and December 31, 2014, current deferred revenue included within "Accounts payable and accrued liabilities" in the Company's consolidated balance sheets was $140 million and $84 million, respectively. As of December 31, 2015 and December 31, 2014, noncurrent deferred revenue included within "Other long-term liabilities" in the Company's consolidated balance sheets was $146 million and $118 million, respectively.

Share-Based Compensation

Share-based compensation to employees is measured at the grant date fair values of the respective stock options and restricted stock awards. For awards without certain liquidity or employment triggers, expense is recognized over the requisite service periods and for awards with certain liquidity or employment triggers, expense is recognized upon the occurrence of such events. An estimate of forfeitures is applied when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. Refer to note 4 "Stock Compensation Plans" of these consolidated financial statements for details regarding the Company’s share-based compensation plan.

Foreign Currency Translation

The U.S. dollar is the functional currency for most of the Company’s U.S.-based businesses and certain foreign-based businesses. Significant operations with a local currency as their functional currency include operations in the United Kingdom, Australia, Germany, Ireland, Greece, and Argentina. Foreign currency-denominated assets and liabilities for these units and other less significant operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during each monthly period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of Other Comprehensive Income (OCI). Intercompany loans are generally not considered invested on a long-term basis and such foreign currency gains and losses are recorded in income. Transaction gains and losses related to operating assets and liabilities are included in the “Cost of services” and “Selling, general, and administrative” lines of the consolidated statements of operations and were immaterial. Non-operating transaction gains and losses derived from non-operating assets and liabilities are included in the “Other income (expense)” line of the consolidated statements of operations and are separately disclosed in note 16 "Supplemental Financial Information" of these consolidated financial statements.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of its contracts with individual counterparties. The Company’s exposures are in liquid currencies (primarily in U.S. dollars, euros, Australian dollars, British pounds, and Canadian dollars), so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

The Company recognizes all derivative financial instruments in the consolidated balance sheets as assets or liabilities at fair value. Such amounts are recorded in “Other current assets”, “Other long-term assets”, “Accounts payable and accrued liabilities” or “Other long-term liabilities” in the consolidated balance sheets. The Company’s policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements. Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows or a hedge of a net investment in a foreign operation. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity as a component of OCI and then recognized in earnings in the same period or periods during which the hedged item affects earnings. For derivatives that qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent the hedge is effective. Any ineffective portions of cash flow hedges and net investment hedges are recognized in the “Other income (expense)” line in the consolidated statements of operations during the period of change. Additional discussion of derivative instruments is provided in note 13 "Derivative Financial Instruments" of these consolidated financial statements.

Noncontrolling and Redeemable Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. Substantially all of the Company’s noncontrolling interests are presented pretax in the consolidated statements of operations as “Net income attributable to noncontrolling interests and redeemable noncontrolling interest” because the majority of the Company’s non wholly owned consolidated subsidiaries are flow through entities for tax purposes. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets and reflect the original investments by these noncontrolling shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries, net of dividends or distributions. Noncontrolling interests that are redeemable at the option of the holder are presented outside of equity and are carried at their estimated redemption value. Refer to note 5 "Stockholders' Equity and Redeemable Noncontrolling Interest" of these consolidated financial statements for more information. A noncontrolling interest is recorded on the date of acquisition based on the total fair value of the acquired entity and the noncontrolling interest’s share of that value.

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

The Company’s contingent obligation relates to imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “Cost of services” in the Company’s consolidated statements of operations. The amount of the reserves attributable to entities consolidated by the Company was $22 million and $20 million as of December 31, 2015 and 2014, respectively.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(in millions)	2015	2014
Accrued warranty balances	$6	$9
Accrued recovery balances	21	25

Accrued warranties are included in “Accounts payable and accrued liabilities” and accrued recoveries are included in “Accounts receivable, net” in the consolidated balance sheets. The maximum potential future payments under the guarantees were estimated by the Company to be approximately $903 million as of December 31, 2015 which represented an estimate of the total uncleared checks at that time.

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. income tax return. The Company’s foreign operations file income tax returns in their local jurisdictions. Income taxes are computed in accordance with current accounting guidance and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.

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

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory requirements are included in “Other long-term assets” in the consolidated balance sheets and were immaterial as of December 31, 2015 and 2014.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three years to 10 years for equipment, furniture, and leasehold improvements, and 30 years for buildings) or the lease term. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred. The following table presents the amounts charged to expense for the depreciation and amortization of property and equipment, including equipment under capital lease:

Year ended December 31,
(in millions)	Amount
2015	$290
2014	286
2013	288

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is generally allocated to reporting units based upon relative fair value (taking into consideration other factors such as synergies) when an acquired business is integrated into multiple reporting units. The Company’s reporting units are at the operating segment level or one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management. When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method. Relative fair value is estimated using a discounted cash flow analysis.

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. The Company estimates the fair value of each reporting unit using a discounted cash flow analysis. The Company performed its annual goodwill impairment test in the fourth quarters of 2015 and 2014. As of October 1, 2015, the most recent impairment analysis date, the fair value of each reporting unit exceeded its carrying value. The Company did not record any goodwill impairment charges in 2015 or 2014.

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

The Company capitalizes initial payments for new contracts, contract renewals, and conversion costs associated with customer processing relationships to the extent recoverable through cash flows from future operations, contractual minimums, and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. The initial payments for new contracts and contract renewals are amortized over the term of the contract as a reduction of the associated revenue (transaction and processing service fees). Conversion costs are also amortized over the term of the contract but are recorded as an expense in “Depreciation and amortization” in the consolidated statements of operations.

The Company develops software that is used in providing processing services to customers. To a lesser extent, the Company also develops software to be sold or licensed to customers. Costs incurred during the preliminary project stage are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed and management, with the relevant authority, authorizes and commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization of costs ceases when the software is substantially complete and ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software, which is generally 5 years. Software acquired in connection with business combinations is amortized using the straight-line method over the estimated useful life of the software which generally ranges from three years to 10 years.

In addition to capitalized contract and software development costs, other intangibles include copyrights, patents, purchased software, trademarks, and non-compete agreements acquired in business combinations. Other intangibles, except for the First Data trade name discussed in note 3 “Goodwill and Other Intangibles” of these consolidated financial statements, are amortized on a straight-line basis over the length of the contract or benefit period, which generally ranges from three years to 25 years.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Level 3 Inputs—Unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the years ended December 31, 2015 and 2014, the Company did not record any adjustments over $5 million to the carrying value of existing assets based on non-recurring fair value measurements.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for any potential dilutive shares. For any period where Net loss attributable to First Data Corporation is presented, shares used in the diluted EPS calculation represent basic shares because using diluted shares would be anti-dilutive to the calculation.

Reclassifications

Certain amounts for prior years have been reclassified to conform with the current-year financial statement presentation.

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

In April 2015, the FASB issued guidance that requires companies to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Debt issuance costs will continue to be amortized to interest expense using the effective interest method. The Company early adopted, on a retrospective basis, the standard to all periods presented within the consolidated financial statements. The adoption did not have a material impact on the Company's consolidated financial statements. For quantification of the impact of adoption, refer to note 2 "Borrowings" of these consolidated financial statements.

In November 2015, the FASB issued guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The Company early adopted, on a retrospective basis, the standard to all periods presented within the consolidated financial statements. The adoption resulted in all deferred tax assets and liabilities being presented as noncurrent on the consolidated balance sheets. For quantification of the impact of adoption, refer to note 8 "Income Taxes" of these consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2: Borrowings

	As of December 31,
(in millions)	2015	2014
Short-term borrowings:
Foreign lines of credit and other arrangements	$43	$68
Senior secured revolving credit facility	—	10
Total Short-term borrowings	43	78

Current portion of long-term borrowings:
8.75% Senior secured second lien notes due 2022 (a)	750	—
4.95% Unsecured notes due 2015	—	10
Unamortized discount and unamortized deferred financing costs (b)	(10)	—
Capital lease obligations	73	73
Total Current portion of long-term borrowings	813	83
Total Short-term and current portion of long-term borrowings	856	161

Long-term borrowings:
Senior secured term loan facility due March 2017 at LIBOR and euro LIBOR plus 3.5% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 2.5%	—	1,461
Senior secured term loan facility due March 2018 at LIBOR and euro LIBOR plus 3.5% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 2.5%	4,938	4,977
Senior secured term loan facility due September 2018 at LIBOR plus 3.5% or a base rate plus 2.5%	1,008	1,008
Senior secured term loan facility due March 2021 at LIBOR and euro LIBOR plus 4.0% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 3.0%	1,171	1,191
Senior secured term loan facility due July 2022 at LIBOR and euro LIBOR plus 3.75% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 2.75%	2,464	—
7.375% Senior secured first lien notes due 2019	—	1,595
8.875% Senior secured first lien notes due 2020	—	510
6.75% Senior secured first lien notes due 2020	1,398	1,398
5.375% Senior secured first lien notes due 2023	1,210	—
5.0% Senior secured first lien notes due 2024	1,000	—
8.25% Senior secured second lien notes due 2021	—	2,000
8.75% Senior secured second lien notes due 2022	—	1,000
5.75% Senior secured second lien notes due 2024	2,200	—
12.625% Senior unsecured notes due 2021	—	3,000
10.625% Senior unsecured notes due 2021	—	530
11.25% Senior unsecured notes due 2021	—	510
7.0% Senior unsecured notes due 2023	3,400	—
11.75% Senior unsecured subordinated notes due 2021	—	1,609
Unamortized discount and unamortized deferred financing costs (b) (c)	(174)	(226)
Capital lease obligations	122	134
Total Long-term borrowings	18,737	20,697
Total Borrowings (d) (e)	$19,593	$20,858

(a)
On November 16, 2015, the Company exercised its option to call for early redemption of its outstanding 8.75% Senior secured second lien notes due 2022. The notes were subsequently redeemed on January 15, 2016. Refer to "8.25% and 8.75% Senior Secured Second Lien Notes" below for additional information.

(b)
Unamortized deferred financing costs are amortized on a straight-line basis, which approximates the interest method, over the remaining term of the respective debt. In addition, certain lenders fees associated with debt transactions were capitalized as discounts and are similarly being amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the respective debt.

(c)
Unamortized deferred financing costs include $62 million as of December 31, 2014 that was previously recorded as an asset within "Other long-term assets" on the Company's consolidated balance sheets. Refer to note 1 "Summary of Significant Accounting Policies " of these consolidated financial statements for additional information on the change in accounting principle based upon the adoption of new accounting guidance.

(d)
As of December 31, 2015 and 2014, the fair value of the Company's long-term borrowings was $19.6 billion and $22.1 billion, respectively. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.

(e)	The effective interest rate is not substantially different than the coupon rate on any of the Company's debt tranches

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Lines of Credit and Other Arrangements

As of December 31, 2015 and 2014, the Company had approximately $245 million and $349 million, respectively, available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. As of December 31, 2015 and 2014, the Company had a $75 million and $150 million, respectively, committed line of credit for one of its U.S. alliances and the remainder of these arrangements is primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the euro. Of the amounts outstanding as of December 31, 2015 and 2014, $17 million and $67 million were uncommitted. The weighted average interest rate associated with foreign lines of credit was 2.6% and 3.2% for the years ended December 31, 2015 and 2014, respectively. Commitment fees for the committed foreign lines of credit range from 0.16% to 0.8%.

Senior Secured Revolving Credit Facility

On June 2, 2015, the Company terminated and replaced its previous $1.0 billion senior secured revolving credit facility maturing September 24, 2016 with a new $1.25 billion senior secured revolving credit facility maturing on June 2, 2020 subject to certain earlier springing maturity provisions in certain circumstances. Up to $250 million of the new senior secured revolving credit facility is available for letters of credit of which $42 million and $43 million of letters of credit were issued under these facilities as of December 31, 2015 and 2014, respectively. As of December 31, 2015, $1.2 billion remained available.

Interest on the new senior secured revolving credit facility is payable at a rate equal to, at Company’s option, either (a) LIBOR for deposits in the applicable currency plus 350 basis points or (b) solely with respect to revolving loans denominated in U.S. dollars, a base rate plus 250 basis points. The weighted-average interest rate on these facilities was 4.60% and 5.14% for the years ended December 31, 2015 and 2014, respectively. The commitment fee rate for the unused portion of the new facility is 0.50% per year, though it may be reduced by the Company's leverage ratio.

Senior Secured Term Loan Facility

The Company has amounts outstanding under its senior secured term loan facility under separate tranches as described below. A portion of each tranche is denominated in euro with the exception of the September 2018 term loan. Interest is payable based upon LIBOR or euro LIBOR plus an applicable margin.

As of December 31, 2015, the Company held interest rate swaps to mitigate exposure to variability in interest payments on the outstanding variable rate senior secured term loan. Refer to note 13 "Derivative Financial Instruments" of these consolidated financial statements for a discussion of the Company’s derivatives.

The original terms of the Company’s senior secured term loan facility required the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. However, in conjunction with debt modifications and amendments over the last several years, proceeds from the issuance of the notes were used to prepay portions of the principal balances of the Company’s senior secured term loans which satisfied the future quarterly principal payments. Therefore, the Company made no scheduled principal payments during 2015 or 2014.

The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by the Company. All obligations under the senior secured loan facility are fully and unconditionally guaranteed by most of the domestic, wholly owned material subsidiaries of the Company, subject to certain exceptions.

On January 1, 2016, the Company designated the euro-denominated portions of the Senior secured term loan facility due March 2018, Senior secured term loan facility due March 2021, and the July 2015 issuance of the Senior secured term loan facility due July 2022 as non-derivative hedges of net investments in foreign operations. As such, foreign currency gains and losses on the euro-denominated portions of these terms loans will be recorded within Foreign currency translation adjustment on the Company's consolidated statements of comprehensive income (loss) to the extent the hedges are effective. Foreign currency gains and losses on the euro-denominated portions of these term loans were previously recorded within Other income (expense) on the Company's consolidated statements of operations.

Senior Secured Term Loan Facility Due March 2017

The Company used the proceeds from the amendment of the Senior secured term loan facility due July 2022 in November 2015, discussed below, to redeem its outstanding Senior secured term loan facility due March 2017. Associated with the redemption, the Company incurred $5 million in loss on debt extinguishment.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Secured Term Loan Facility Due July 2022

On July 10, 2015, the Company entered into an amendment of its senior secured credit facilities providing for $725 million in U.S. dollar-denominated term loans and €250 million in euro-denominated term loans maturing in July 2022 (July 2022 Term Loan).

The proceeds from the July 10, 2015 issuance of the July 2022 Term Loan were used to redeem $955 million of the Company's 7.375% senior secured first lien notes due 2019 and to pay related fees and expenses.

On November 24, 2015, the Company entered into an amendment of its senior secured credit facilities providing for an additional $1.3 billion in U.S. dollar-denominated term loans and €200 million in euro-denominated term loans maturing in July 2022 (Additional July 2022 Term Loan).

The euro-denominated portion of the Additional July 2022 Term Loan was designated by the Company as a non-derivative hedge of net investments in foreign operations. As such, foreign currency gains and losses on the euro-denominated portion of the Additional July 2022 Term Loan are recorded within Foreign currency translation adjustment on the Company's consolidated statements of comprehensive income (loss) to the extent the hedge is effective.

The proceeds from the issuance of the Additional July 2022 Term Loan were used to redeem the Company's outstanding Senior secured term loan facility due March 2017 and to pay related fees and expenses.

7.375% Senior Secured First Lien Notes

The Company used proceeds from the issuance of the July 2022 Term Loan, discussed above, to redeem $955 million of the Company's outstanding 7.375% senior secured first lien notes. Associated with the redemption, the Company incurred $45 million in loss on debt extinguishment.

The Company used proceeds from the issuance of its 5.375% senior secured first lien notes due 2023, discussed below, to redeem the remaining outstanding 7.375% senior secured first lien notes. Associated with the redemption, the Company incurred $31 million in loss on debt extinguishment.

8.875% Senior Secured First Lien Notes

The Company used proceeds from the issuance of its 5.375% senior secured first lien notes due 2023, discussed below, to redeem all outstanding 8.875% senior secured first lien notes. Associated with the redemption, the Company incurred $32 million in loss on debt extinguishment.

5.375% Senior Secured First Lien Notes

On August 11, 2015, the Company issued approximately $1.2 billion aggregate principal amount of 5.375% senior secured first lien notes due August 15, 2023. Interest on the notes will be payable semi-annually in cash on February 15 and August 15 of each year, commencing on February 15, 2016. The Company used the proceeds from the offering to redeem and repurchase all outstanding 7.375% senior secured first lien notes due 2019 and 8.875% senior secured first lien notes due 2020 and pay related fees and expenses.

The Company may redeem the notes, in whole or in part, prior to August 15, 2018 at a price equal to 100% of the notes redeemed plus accrued and unpaid interest to the redemption date and a "make-whole premium". Thereafter, the Company may redeem the notes, in whole or in part, at established redemption prices.

5.0% Senior Secured First Lien Notes

On November 25, 2015, the Company issued $1.0 billion aggregate principal amount of 5.0% senior secured first lien notes due January 15, 2024. Interest on the notes will be payable semi-annually in cash on January 15 and July 15 of each year, commencing on July 15, 2016. The Company used the proceeds from the offering together with proceeds from the November 25, 2015 offering of its 5.75% senior secured second lien notes to redeem $250 million of its outstanding 8.75% senior secured second lien notes due 2022 and all outstanding 8.25% second lien notes due 2021 and pay related fees and expenses.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company may redeem the notes, in whole or in part, prior to January 15, 2019 at a price equal to 100% of the notes redeemed plus accrued and unpaid interest to the redemption date and a "make-whole premium". Thereafter, the Company may redeem the notes, in whole or in part, at established redemption prices.

8.25% and 8.75% Senior Secured Second Lien Notes

The Company used proceeds from the issuance of its 5.0% senior secured first lien notes due 2024, discussed above, and 5.75% senior secured second lien notes due 2024, discussed below, to redeem all outstanding 8.25% second lien notes and $250 million of the Company's 8.75% senior secured second lien notes. Associated with the redemption, the Company incurred $138 million in loss on debt extinguishment.

On January 15, 2016, the Company redeemed its remaining outstanding 8.75% senior secured second lien notes. Associated with the redemption, the Company incurred $43 million in loss on debt extinguishment.

5.75% Senior Secured Second Lien Notes

On November 25, 2015, the Company issued $2.2 billion aggregate principal amount of 5.75% senior secured second lien notes due January 15, 2024. Interest on the notes will be payable semi-annually in cash on January 15 and July 15 of each year, commencing on July 15, 2016. The Company used the proceeds from the offering together with proceeds from the November 25, 2015 offering of its 5.0% senior secured first lien notes to redeem $250 million of its outstanding 8.75% senior secured second lien notes due 2022 and all outstanding 8.25% second lien notes due 2021 and pay related fees and expenses.

The Company may redeem the notes, in whole or in part, prior to January 15, 2019 at a price equal to 100% of the notes redeemed plus accrued and unpaid interest to the redemption date and a "make-whole premium". Thereafter, the Company may redeem the notes, in whole or in part, at established redemption prices.

12.625% Senior Unsecured Notes

The Company used proceeds from its initial public offering and proceeds from the issuance of its 7.0% senior unsecured notes due 2023, discussed below, to redeem all outstanding 12.625% senior unsecured notes. Associated with the redemption, the Company incurred $466 million in loss on debt extinguishment.

10.625% Senior Unsecured Notes Due 2021

The Company used proceeds from the issuance of its 7.0% senior secured first lien notes due 2023, discussed below, to redeem all outstanding 10.625% senior unsecured notes due 2021. Associated with the redemption, the Company incurred $62 million in loss on debt extinguishment.

11.25% Senior Unsecured Notes Due 2021

The Company used proceeds from its initial public offering to redeem all outstanding 11.25% senior unsecured notes due 2021. Associated with the redemption, the Company incurred $62 million in loss on debt extinguishment.

7.0% Senior Unsecured Notes Due 2023

On November 18, 2015, the Company issued $3.4 billion aggregate principal amount of 7.0% senior unsecured notes due December 1, 2023. Interest on the notes will be payable semi-annually in cash on June 1 and December 1 of each year, commencing on June 1, 2016. The Company used the proceeds from the offering to redeem its outstanding 12.625% senior unsecured notes due 2021, 10.625% senior unsecured notes due 2021, and 11.75% senior subordinated notes due 2021 and pay related fees and expenses.

The Company may redeem the notes, in whole or in part, prior to December 1, 2018 at a price equal to 100% of the notes redeemed plus accrued and unpaid interest to the redemption date and a "make-whole premium". Thereafter, the Company may redeem the notes, in whole or in part, at established redemption prices.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.75% Senior Unsecured Subordinated Notes Due 2021

The Company used proceeds from the issuance of its 7.0% unsecured notes due 2023, discussed above, to redeem all outstanding 11.75% senior unsecured subordinated notes due 2021. Associated with the redemption, the Company incurred $227 million in loss on debt extinguishment.

Accounts receivable securitization agreement

On December 31, 2015, the Company established a new fully consolidated and wholly owned subsidiary, First Data Receivables, LLC (FDR).  FDR and FDC entered into an agreement where certain wholly owned subsidiaries of FDC agreed to transfer and contribute receivables to FDR. FDR’s assets are not available to satisfy obligations of any other entities or affiliates of FDC. FDR's creditors will be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to FDR’s equity holders. FDR entered into an agreement with an external party, which expires in 2019, to borrow $240 million secured by liens on the receivables contributed to FDR by the wholly owned subsidiaries of FDC. Loans under the Agreement bear interest based upon LIBOR plus 200 basis points or a base rate equal to the highest of (i) the applicable lender’s prime rate, or (ii) the federal funds rate plus 0.50%. As of December 31, 2015, the Company had no debt outstanding under the Securitization Agreement. In January 2016, FDC and its wholly-owned subsidiaries initially transferred approximately $326 million in receivables to FDR as part of its Securitization Program. FDR utilized the receivables as collateral in borrowings of $240 million under this agreement. The $240 million in gross proceeds was utilized to redeem a portion of the Company's 8.75% senior secured second lien notes on January 15, 2016.

Maturities

The following table presents the future aggregate annual maturities of long-term debt excluding unamortized discounts and deferred financing costs:

Year ended December 31, (in millions)	Par Amount
2016	$823
2017	75
2018	5,973
2019	11
2020	1,399
Thereafter	11,453
Total	$19,734

Guarantees and Covenants

All obligations under the senior secured revolving credit facility and senior secured term loan facility are unconditionally guaranteed by most of the existing and future, direct and indirect, wholly owned, material domestic subsidiaries of the Company. The senior secured facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness; create liens; enter into sale and leaseback transactions; engage in mergers or consolidations; sell or transfer assets; pay dividends and distributions or repurchase the Company’s capital stock; make investments, loans or advances; prepay certain indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing certain indebtedness; and change its lines of business. The senior secured facilities also require the Company to not exceed a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control. The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by the Company. The Company is in compliance with all applicable covenants.

All senior secured notes are guaranteed on a senior secured basis by each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantees the Company’s senior secured credit facilities. Each of the guarantees of the notes is a general senior obligation of each guarantor and rank senior in right of payment to all existing and future subordinated indebtedness of the guarantor subsidiary, including the Company’s existing senior subordinated notes. The notes rank equal in right of payment with all existing and future senior indebtedness of the guarantor subsidiary but are effectively senior to the guarantees of the Company’s existing senior unsecured notes and the Company’s existing senior secured second lien notes to the extent of the Company’s and the guarantor subsidiary’s value of the collateral securing the notes. The 6.75% Senior Secured First

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lien Notes, 5.375% Senior Secured First Lien Notes, and 5.0% Senior Secured First Lien Notes are effectively equal in right of payment with each other and the guarantees of the Company’s senior secured credit facilities. Each series of notes are effectively subordinated to any obligations secured by liens permitted under the indenture for the particular series of notes and structurally subordinated to any existing and future indebtedness and other liabilities of any subsidiary of a guarantor that is not also a guarantor of the notes.

All senior unsecured notes (i) rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness, (ii) rank equally in right of payment to all of the existing and future senior indebtedness, (iii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iv) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes.

The notes are similarly guaranteed in accordance with their terms by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured term loan facility described in more detail in note 18 "Supplemental Guarantor Condensed Consolidating Financial Statements" of these consolidated financial statements.

All obligations under the senior secured notes, senior secured second lien notes, and senior unsecured notes also contain a number of covenants similar to those described for the senior secured obligations noted above. The Company is in compliance with all applicable covenants.
Note 3: Goodwill and Other Intangibles

The following table presents changes to goodwill for the years ended December 31, 2014 and 2015:

(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Divested Operations	Totals
Balance as of January 1, 2014
Goodwill	$15,892	$2,210	$2,205	$181	$20,488
Accumulated impairment losses	(1,363)	(683)	(1,013)	(181)	(3,240)
	14,529	1,527	1,192	—	17,248
Acquisitions	—	—	33	—	33
Other adjustments (primarily foreign currency)	(180)	(84)	—	—	(264)
Balance as of December 31, 2014
Goodwill	15,712	2,126	2,238	181	20,257
Accumulated impairment losses	(1,363)	(683)	(1,013)	(181)	(3,240)
	14,349	1,443	1,225	—	17,017
Acquisitions	9	—	46	—	55
Other adjustments (primarily foreign currency)	(154)	(72)	—	—	(226)
Balance as of December 31, 2015
Goodwill	15,567	2,054	2,284	181	20,086
Accumulated impairment losses	(1,363)	(683)	(1,013)	(181)	(3,240)
	$14,204	$1,371	$1,271	$—	$16,846

The intangible amortization expense associated with customer relationships and other intangibles, including amortization associated with investments in affiliates, was as follows:

Year ended December 31,
(in millions)	Amount
2015	$843
2014	877
2013	924

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value of the First Data trade name is $604 million as of December 31, 2015 and 2014. Upon consideration of many factors, including the determination that there are no legal, regulatory or contractual provisions that limit the useful life of the First Data trade name, the Company determined that the First Data trade name had an indefinite useful life. The Company also considered the effects of obsolescence, demand, competition, other economic factors, and its ability to maintain and protect the trade name without significant expenditures. The First Data trade name is expected to contribute directly or indirectly to the future cash flows of the Company for an indefinite period. As an indefinite lived asset, the First Data trade name is not amortized but is reviewed annually for impairment until such time as it is determined to have a finite life. The First Data trade name was not impaired as of December 31, 2015 or 2014.

The following table provides the components of other intangibles:

	As of December 31,
	2015			2014
		Accumulated	Net of Accumulated		Accumulated	Net of Accumulated
(in millions)	Cost	Amortization	Amortization	Cost	Amortization	Amortization
Customer relationships	$7,435	$(5,299)	$2,136	$7,475	$(4,871)	$2,604

Other intangibles:
Conversion costs	$218	$(102)	$116	$205	$(89)	$116
Contract costs	280	(123)	157	235	(131)	104
Software	2,019	(1,547)	472	1,856	(1,415)	441
Other, including trade names	1,400	(362)	1,038	1,414	(330)	1,084
Total other intangibles	$3,917	$(2,134)	$1,783	$3,710	$(1,965)	$1,745

The estimated future aggregate amortization expense for the next five years is as follows:

Year ended December 31,
(in millions)	Amount
2016	$676
2017	569
2018	496
2019	431
2020	350

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
Note 4: Stock Compensation Plans

The Company provides share-based compensation awards to its employees under the 2015 Omnibus Incentive Plan (stock plan), which the Company adopted in conjunction with its initial public offering (IPO) on October 15, 2015. The total number of shares of Class A common stock that may be issued under the stock plan is 71 million, plus any shares of Class B common stock subject to outstanding awards granted under the Company's 2007 Equity Plan that are forfeited, terminated, canceled, expired unexercised, withheld in payment of the exercise price, or withheld to satisfy tax withholding obligations which automatically converted on a one-for-one basis into shares of Class A common stock. The stock plan allows for the Company to award an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of the Company's Class A common stock.

Share-based compensation expense for awards that vest based solely on service conditions is recognized over the requisite service period. As discussed in note 1 "Summary of Significant Accounting Policies" of these consolidated financial statements, on October 15, 2015, the Company filed its Prospectus with the Securities and Exchange Commission pursuant to Rule 424(b) and started trading on the New York Stock Exchange, therefore all shares are subject to vesting.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under certain circumstances, the Company redeemed common stock held by its employees.

Total share-based compensation expense recognized in the “Selling, general, and administrative” and "Cost of services" line items of the consolidated statements of operations resulting from stock options, non-vested restricted stock awards, and non-vested restricted stock units was as follows:

Year ended December 31, (in millions)	Cost of services	Selling, general, and administrative	Total
2015 (a)	$130	$199	$329
2014 (b)	2	49	51
2013 (c)	2	37	39

(a)	Approximately $14 million of share-based compensation expense was recognized as a result of the departure of certain executive officers. $254 million was recognized in conjunction with the IPO.

(b)	Approximately $37 million of share-based compensation expense was recognized as a result of the departure of certain executive officers.

(c)	Approximately $20 million of share-based compensation expense was recognized as a result of granting an executive officer shares of common stock and fully vested restricted stock units.

On September 28, 2015, the Company authorized the grant of restricted stock awards, restricted stock units, and options to certain executives in connection with the consummation of its initial public offering and these awards were valued at approximately $120 million, resulting in incremental unrecognized compensation expense. Two-thirds of these grants are subject to time-based vesting conditions over the next five years and one-third are subject to a market-based vesting condition. Subject to the recipient’s continued service with the Company through the applicable vesting event, shares subject to market-based stock options and market-based restricted stock will fully vest on the date immediately following the date on which the closing trading price of a share of Class A common stock on the NYSE or other such primary exchange on which shares of Class A common stock are listed and traded has equaled or exceeded two times the per share price to the public in the offering for ten consecutive trading days.

During the years ended December 31, 2015, 2014, and 2013, the Company's former parent, FDH, paid $4 million, $15 million, and $22 million, respectively, to repurchase shares from employees that terminated employment with the Company.

Stock Options

During the years ended December 31, 2015, 2014, and 2013, time-based options were granted under the stock plan. The time-based options have a contractual term of 10 years. Time-based options vest equally over a three to five year period from the date of issuance. The outstanding time-based options also have certain accelerated vesting provisions that became effective upon the Company's initial public offering.

As of December 31, 2015, there was approximately $124 million of total unrecognized compensation expense related to stock options to be recognized over a weighted-average period of approximately three years.

The fair value of stock options granted for the years ended December 31, 2015, 2014, and 2013 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2015	2014	2013
Risk-free interest rate	1.87%	2.24%	1.40%
Dividend yield	—	—	—
Expected volatility	55.15%	50.45%	56.61%
Expected term (in years)	7	7	7
Fair value of stock	$15.53	$12.64	$11.06
Fair value of options	$8.68	$6.76	$6.29

Risk-free interest rate—The risk-free rate for stock options granted during the period was determined by using a zero-coupon U.S. Treasury rate for the periods that coincided with the expected terms listed above.

Expected dividend yield—No routine dividends are currently being paid, or are expected to be paid in future periods.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected volatility—As the Company does not have sufficient historical data due to its relatively short history of being publicly traded, the expected volatility is based on the historical volatilities of a group of guideline companies.

Expected term—The Company estimated the expected term by utilizing the “simplified method” as allowed by the SEC.

Fair value of stock—The Company determined the fair value based on discounted cash flows and comparison to a group of guideline companies prior to being publicly traded on October 15, 2015 and the Company's closing stock price thereafter.

A summary of stock option activity for the year ended December 31, 2015 is as follows:

(options in millions)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	32	$10.75
Granted	11	$15.53
Exercised	(1)	$9.86
Cancelled / Forfeited	(1)	$11.25
Outstanding as of December 31, 2015 (a)	41	$11.94	7 years	$166
Options exercisable as of December 31, 2015 (a)	19	$10.32	5 years	$108

(a)	Includes 2 million of outstanding options subject to the market conditions described above. There are no exercisable options subject to these market conditions.

The total intrinsic value and amount paid related to stock options exercised during the twelve months ended December 31, 2015, 2014, and 2013 was $4 million, $2 million, and $3 million, respectively.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards and units were granted under the stock plan during 2015, 2014, and 2013. Grants were made as incentive awards. The restrictions on the awards granted lapsed upon the Company's initial public offering. However, they remain subject to the remaining lock-up period and/or applicable vesting requirements. As of December 31, 2015, there was approximately $248 million of total unrecognized compensation expense related to restricted stock of which approximately $70 million will be recognized in the first quarter of 2016 as the lock-up associated with the filing of the Company's prospectus expires, the remaining $178 million will be recognized over the respective service period, approximately two years.

During 2015, 2014, and 2013, the Company paid $11 million, $5 million, and $6 million, respectively, to repurchase stock awards from employees that terminated employment with the Company.

A summary of restricted stock award and restricted stock unit activity for the year ended December 31, 2015 is as follows:

(awards/units in millions)	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1, 2015	15	$11.98
Granted	19	$14.96
Vested	(1)	$15.04
Cancelled / Forfeited	(1)	$14.02
Non-vested as of December 31, 2015 (a)	32	$14.30

(a)	Includes 1 million of shares subject to the market conditions described above.

The total fair value of shares vested (measured as of the date of vesting) during the twelve months ended December 31, 2015, 2014, and 2013 was $11 million, $15 million, and $18 million, respectively.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5: Stockholders' Equity and Redeemable Noncontrolling Interest

Dividends

The Company’s senior secured revolving credit facility, senior secured term loan facility, and the indentures governing the senior secured notes, senior unsecured notes, and senior subordinated notes limit the Company's ability to pay dividends. The restrictions are subject to numerous qualifications and exceptions, including an exception that allows the Company to pay a dividend to repurchase, under certain circumstances, the equity of the Company's former parent, FDH, held by employees, officers and directors that were obtained in connection with the stock compensation plan. Prior to the Company filing its prospectus with the Securities and Exchange Commission and the merger with FDH, the Company paid cash dividends to FDH totaling $4 million during 2015, $686 million during 2014, and $28 million during 2013.

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of OCI are as follows:

(in millions)	Beginning Balance	Pretax Gain (Loss) Amount	Tax (Benefit) Expense	Net-of- Tax Amount	Ending Balance
As of December 31, 2015
Unrealized (losses) gains on securities	$(5)	$3	$—	$3	$(2)
Foreign currency translation adjustment (a)	(801)	(261)	19	(280)	(1,081)
Pension liability adjustments	(123)	(19)	(6)	(13)	(136)
	$(929)	$(277)	$13	$(290)	$(1,219)

As of December 31, 2014
Unrealized gains (losses) on securities	$2	$(7)	$—	$(7)	$(5)
Foreign currency translation adjustment (a)	(504)	(298)	(1)	(297)	(801)
Pension liability adjustments	(87)	(35)	1	(36)	(123)
	$(589)	$(340)	$—	$(340)	$(929)

As of December 31, 2013
Unrealized gains on securities	$1	$2	$1	$1	$2
Foreign currency translation adjustment (a)	(426)	(103)	(25)	(78)	(504)
Pension liability adjustments	(127)	64	24	40	(87)
	$(552)	$(37)	$—	$(37)	$(589)

(a)
Net-of-tax Foreign currency translation adjustment for the years ended December 31, 2015, 2014, and 2013 is different than the amount presented on the consolidated statements of comprehensive income (loss) by $(10) million, $(11) million, and $1 million, respectively, due to the foreign currency translation adjustment related to noncontrolling interests not included above.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interest

The following table presents a summary of the redeemable noncontrolling interest activity:

(in millions)	Redeemable Noncontrolling Interest
Balance as of January 1, 2013	$68
Distributions	(35)
Share of income	34
Adjustment to redemption value of redeemable noncontrolling interest	2
Balance as of December 31, 2013	69
Distributions	(35)
Share of income	34
Adjustment to redemption value of redeemable noncontrolling interest	2
Balance as of December 31, 2014	70
Distributions	(35)
Share of income	34
Adjustment to redemption value of redeemable noncontrolling interest	8
Balance as of December 31, 2015	$77
Note 6: Net Loss Per Share
Upon the HoldCo Merger, all outstanding shares of FDH's Class A Common Stock, Class B Common Stock, and Series A Voting Participating Convertible Preferred Stock (Series A Preferred Stock) automatically converted to identical shares of the Company's stock. Following the filing of the Company's prospectus with the Securities and Exchange Commission, holders of existing Class B Common Stock and Series A Preferred Stock received Class B Common Stock in the Company. Other than voting rights, this common stock has the same rights as the Class A Common Stock and therefore both are treated as the same class of stock for purposes of the net loss per share calculation.
Diluted net loss per share has been computed to give effect to the impact, if any, of shares issuable upon the assumed exercise of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock.
For the year ended December 31, 2015, all outstanding options and unvested restricted stock were excluded from the calculation of diluted shares due to these securities being anti-dilutive because of the Company’s net loss attributable to First Data Corporation.

The following table sets forth the computation of the Company's basic and diluted net loss per share:

	Year ended December 31,
(in millions, except share amounts)	2015	2014	2013
Numerator:
Net loss used in computing net loss per share, basic and diluted	$(1,481)	$(458)	$(952)

Denominator:
Shares used in computing net loss per share, basic and diluted (a)	192,263,793	1,000	1,000

Net loss per share, basic and diluted	$(7.70)	$(458,000)	$(952,000)

Anti-dilutive shares excluded from diluted net loss per share	26,752,706	—	—

(a)
2015 weighted-average shares calculated using 1,000 shares outstanding prior to the HoldCo Merger and the filing of the Company's prospectus in October 2015 and the Class A and Class B common stock outstanding after these transactions. 2014 and 2013 weighted-average shares calculated using 1,000 shares outstanding prior to the HoldCo Merger and the filing of the Company's prospectus in October 2015.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7: Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's CODM is its Chief Executive Officer. The Company is organized into three segments: Global Business Solutions, Global Financial Solutions, and Network & Security Solutions.

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

•
Adjusted EBITDA by segment includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses, and other income (expense). Additionally, adjusted EBITDA is adjusted for items similar to certain of those used in calculating the Company's compliance with debt covenants. The additional items that are adjusted to determine adjusted EBITDA are:

•	share-based compensation and related expense is excluded;

•	debt issuance costs are excluded and represent costs associated with issuing debt and modifying the Company's debt structure; and

•	KKR related items including annual sponsor and other fees for management, consulting, financial, contract termination, and other advisory services are excluded.

•
For significant affiliates, segment revenue and adjusted EBITDA are reflected based on the Company's proportionate share of the results of its investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. For other affiliates, the Company includes equity earnings in affiliates, excluding amortization expense, in segment revenue and adjusted EBITDA. In addition, the Company's segment measures reflect revenue-based commission payments to Independent Sales Organizations and sales channels, which are treated as an expense in the consolidated statements of operations, as contra revenue.

•
Corporate operations include corporate-wide governance functions such as the Company's executive management team, aviation, tax, treasury, internal audit, corporate strategy, and certain accounting, human resources and legal costs related to supporting the corporate function. Costs incurred by Corporate that are attributable to a segment are allocated to the respective segment.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s operating segment results for the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31, 2015
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Transaction and processing service fees	$3,209	$1,323	$1,322	$—	$5,854
Product sales and other	845	172	142	—	1,159
Equity earnings in affiliates	35	—	—	—	35
Total segment revenues	$4,089	$1,495	$1,464	$—	$7,048
Depreciation and amortization	$490	$393	$91	$25	$999
Adjusted EBITDA	1,681	550	639	(140)	2,730
Other operating expenses and other income (expense) excluding divestitures	26	(16)	(3)	(36)	(29)
Equity earnings in affiliates	239	—	—	—	239

	Year ended December 31, 2014
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Transaction and processing service fees	$3,250	$1,313	$1,277	$—	$5,840
Product sales and other	766	176	92	—	1,034
Equity earnings in affiliates	30	—	—	—	30
Total segment revenues	$4,046	$1,489	$1,369	$—	$6,904
Depreciation and amortization	$518	$401	$90	$23	$1,032
Adjusted EBITDA	1,687	529	608	(161)	2,663
Other operating expenses and other income (expense) excluding divestitures	38	(3)	96	15	146
Equity earnings in affiliates	216	—	4	—	220

	Year ended December 31, 2013
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Transaction and processing service fees	$3,197	$1,217	$1,284	$—	$5,698
Product sales and other	709	167	78	—	954
Equity earnings in affiliates	32	—	—	—	32
Total segment revenues	$3,938	$1,384	$1,362	$—	$6,684
Depreciation and amortization	$543	$424	$107	$17	$1,091
Adjusted EBITDA	1,644	404	549	(148)	2,449
Other operating expenses and other income (expense) excluding divestitures	36	(10)	(5)	(118)	(97)
Equity earnings in affiliates	185	—	3	—	188

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of reportable segment amounts to the Company’s consolidated balances for the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31,
(in millions)	2015	2014	2013
Total segment revenues	$7,048	$6,904	$6,684
Adjustments for non wholly owned entities (a)	74	57	39
ISOs commission expense (b)	642	587	579
Reimbursable debit network fees, postage, and other	3,687	3,604	3,507
Total revenues	$11,451	$11,152	$10,809

Total Adjusted EBITDA	$2,730	$2,663	$2,449
Adjustments to reconcile to Net loss attributable to First Data Corporation:
Adjustments for non wholly owned entities (a)	26	24	2
Depreciation and amortization	(1,022)	(1,056)	(1,091)
Interest expense, net	(1,537)	(1,728)	(1,856)
Loss on debt extinguishment	(1,068)	(274)	(79)
Other items (c)	(75)	92	(134)
Income tax expense	(101)	(82)	(105)
Share-based compensation	(329)	(50)	(38)
Costs of alliance conversions	(5)	(20)	(68)
KKR related items	(100)	(27)	(32)
Net loss attributable to First Data Corporation	$(1,481)	$(458)	$(952)

(a)	Net adjustment to reflect the Company's proportionate share of alliance revenue and adjusted EBITDA and amortization related to equity method investments not included in adjusted EBITDA.

(b)	Reported within Selling, general, and administrative expense in the consolidated statements of operations.

(c)
Includes adjustments to exclude the official check and money order businesses due to the Company's wind down of these businesses, restructuring, certain retention bonuses, non-normal course litigation and regulatory settlements, and “Other income (expense)” as presented in the consolidated statements of operations, which includes divestitures, impairments, derivative gains and (losses), and non-operating foreign currency gains and (losses).

Total segment assets, capital expenditures, and investment in unconsolidated affiliates are not disclosed as the Company's CODM does not utilize such information when allocating resources to the segment or when assessing the segments' performance.

The following tables presents a reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the consolidated statements of cash flows for the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31,
(in millions)	2015	2014	2013
Segment depreciation and amortization	$999	$1,032	$1,091
Adjustments for non wholly owned entities	83	86	79
Amortization of initial payments for new contracts (a)	51	45	42
Total consolidated depreciation and amortization per consolidated statements of cash flows	1,133	1,163	1,212
Amortization of equity method investment (b)	(60)	(62)	(79)
Amortization of initial payments for new contracts (a)	(51)	(45)	(42)
Total consolidated depreciation and amortization per consolidated statements of operations	$1,022	$1,056	$1,091

(a)	Included in "Transaction and processing service fees" as contra-revenue in the Company's consolidated statements of operations.

(b)	Included in "Equity earnings in affiliates" in the Company's consolidated statements of operations.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables presents revenues and long-lived assets by principal geographic area for the years ended December 31, 2015, 2014, and 2013:

(in millions)	United States	International	Total
Revenues:
2015	$9,795	$1,656	$11,451
2014	9,428	1,724	11,152
2013	9,145	1,664	10,809
Long-Lived Assets:
2015	$19,400	$2,316	$21,716
2014	19,708	2,588	22,296
2013	20,020	2,959	22,979
Note 8: Income Taxes

	Year ended December 31,
(in millions)	2015	2014	2013
Components of pretax (loss) income:
Domestic	$(1,332)	$(378)	$(843)
Foreign	165	195	173
	$(1,167)	$(183)	$(670)
Provision for income taxes:
Federal	$7	$16	$39
State and local	14	22	20
Foreign	80	44	46
Income tax expense	$101	$82	$105

Effective income tax rate	(9)%	(45)%	(16)%

The Company’s effective tax rates differ from statutory rates as follows:

	Year ended December 31,
	2015	2014	2013
Federal statutory rate	35%	35%	35%
State income taxes, net of federal income tax benefit	3	(1)	2
Nontaxable income from noncontrolling interests	6	37	9
Impact of foreign operations (a)	—	(9)	(1)
Tax effects of foreign exchange gains/losses	(1)	(6)	1
Valuation allowances	(54)	(103)	(55)
Liability for unrecognized tax benefits	(2)	12	—
Prior year adjustments	4	(7)	(6)
Nondeductible bad debts	—	(3)	—
Other	—	—	(1)
Effective tax rate	(9)%	(45)%	(16)%

(a)
The impact of foreign operations includes the effects of earnings and profits adjustments, foreign losses, and differences between foreign tax expense and foreign taxes eligible for the U.S. foreign tax credit.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s income tax provisions (benefits) consisted of the following components:

	Year ended December 31,
(in millions)	2015	2014	2013
Current:
Federal	$5	$—	$(1)
State and local	23	39	23
Foreign	80	61	52
	108	100	74
Deferred:
Federal	2	17	40
State and local	(9)	(18)	(3)
Foreign	—	(17)	(6)
	(7)	(18)	31
	$101	$82	$105

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets are included in "Other long-term assets" and deferred tax liabilities are included in "Deferred tax liabilities" in the Company’s consolidated balance sheets. As discussed in note 1 "Summary of Significant Accounting Policies" of these consolidated financial statements, the Company adopted new FASB guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance was retrospectively adopted to 2014, and resulted in a decrease in "Other current assets," "Other long-term assets," "Accounts payable and accrued liabilities," and "Deferred tax liabilities" of $86 million, $6 million, $6 million, and $86 million, respectively, as of December 31, 2014.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table outlines the principal components of deferred tax items:

	As of December 31,
(in millions)	2015	2014
Deferred tax assets related to:
Reserves and other accrued expenses	$90	$266
Pension obligations	6	—
Employee related liabilities	171	84
Deferred revenues	44	30
Net operating losses and tax credit carryforwards	3,116	2,160
U.S. foreign tax credits on undistributed earnings	330	280
Foreign exchange (gain)/loss	32	52
Total deferred tax assets	3,789	2,872
Valuation allowance	(2,694)	(1,694)
Realizable deferred tax assets	1,095	1,178
Deferred tax liabilities related to:
Property, equipment, and intangibles	(1,019)	(1,083)
Pension obligations	—	(2)
Investment in affiliates and other	(306)	(331)
U.S. tax on foreign undistributed earnings	(192)	(185)
Total deferred tax liabilities	(1,517)	(1,601)
Net deferred tax liabilities	$(422)	$(423)

The Company’s deferred tax assets and liabilities were included in the consolidated balance sheets as follows:

	As of December 31,
(in millions)	2015	2014
Deferred tax assets	$9	$12
Deferred tax liabilities	(431)	(435)
Net deferred tax liabilities	$(422)	$(423)

As of December 31, 2015 and 2014, the Company had recorded valuation allowances of $2.7 billion and $1.7 billion, respectively, against its net deferred tax assets. The increase to the valuation allowance of $1.0 billion in 2015 was primarily due to current year federal, state, and foreign net operating losses which may not be utilized within the statute of limitations. In determining the necessary amount of valuation allowance, the Company has considered a tax planning strategy related to its investments in affiliates. Implementation of this strategy would result in the immediate reversal of temporary differences associated with the excess of book basis over tax basis in the investments. This planning strategy would be implemented only in the event of anticipated expiration of significant net operating losses in the United States federal jurisdiction, which is not expected in the near term.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amounts of federal, state, and foreign net operating loss carryforwards and foreign tax credit, general business credit, and minimum tax credit carryforwards:

As of December 31,
(in millions)	2015
Federal net operating loss carryforwards (a)	$5,138
State net operating loss carryforwards (a)	6,014
Foreign net operating loss carryforwards (b)	2,874
Foreign tax credit carryforwards (c)	248
General business credit carryforwards (d)	12
Minimum tax credit carryforwards (e)	2

(a)	If not utilized, these carryforwards will expire in years 2016 through 2035.

(b)
Foreign net operating loss carryforwards of $64 million, if not utilized, will expire in years 2016 through 2035. The remaining foreign net operating loss carryforwards of $2.8 billion have an indefinite life.

(c)	If not utilized, these carryforwards will expire in years 2018 through 2025.

(d)	If not utilized, these carryforwards will expire in years 2027 through 2034.

(e)	These carryforwards have an indefinite life.

The Company intends to indefinitely invest its net equity in its foreign operations, with the exception of any undistributed foreign earnings. Accordingly, as of December 31, 2015, no provision had been made for U.S. federal and state income taxes on the cumulative amount of temporary differences related to investments in foreign subsidiaries, other than those differences related to the undistributed earnings. Upon sale or liquidation of these investments, the Company would potentially be subject to U.S., state, and foreign income taxes and withholding taxes payable to the various foreign countries. The amount of unrecognized deferred tax liability related to investments in foreign subsidiaries is approximately $204 million as of December 31, 2015.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2013, 2014, and 2015 is as follows:

(in millions)	Unrecognized Tax Benefits
Balance as of January 1, 2013	$286
Increases for tax positions of prior years	3
Decreases for tax positions of prior years	(3)
Increases for tax positions related to the current period	5
Decreases for cash settlements with taxing authorities	(6)
Decreases due to the lapse of the applicable statute of limitations	(6)
Balance as of December 31, 2013	279
Increases for tax positions of prior years	3
Decreases for tax positions of prior years	(29)
Increases for tax positions related to the current period	1
Decreases for cash settlements with taxing authorities	(13)
Decreases due to the lapse of the applicable statute of limitations	(5)
Balance as of December 31, 2014	236
Increases for tax positions of prior years	25
Decreases for tax positions of prior years	(4)
Increases for tax positions related to the current period	1
Decreases for cash settlements with taxing authorities	(3)
Decreases due to the lapse of the applicable statute of limitations	(6)
Balance as of December 31, 2015	$249

Most of the unrecognized tax benefits are included in the “Other long-term liabilities” line of the consolidated balance sheets, net of the federal benefit on state income taxes (approximately $22 million as of December 31, 2015). However, those unrecognized tax benefits that affect the federal consolidated tax years ending December 31, 2008 through December 31, 2015 are included in the “Deferred tax liabilities” line of the consolidated balance sheets, as these items reduce the Company’s net operating loss and

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit carryforwards from those periods. The unrecognized tax benefits as of December 31, 2015, 2014, and 2013 included approximately $136 million, $126 million, and $161 million, respectively, of tax positions that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the “Income tax expense” line item of the consolidated statements of operations. Cumulative accrued interest and penalties (net of related tax benefits) are not included in the ending balances of unrecognized tax benefits. Cumulative accrued interest and penalties are included in the “Other long-term liabilities” line of the consolidated balance sheets while the related tax benefits are included in the “Deferred tax liabilities” line of the consolidated balance sheets. The following table presents the approximate amounts associated with accrued interest expense and the cumulative accrued interest and penalties:

	Year ended December 31,
(in millions)	2015	2014	2013
Current year accrued interest expense (net of related tax benefits)	$7	$1	$5
Cumulative accrued interest and penalties (net of related tax benefits)	45	39	45

As of December 31, 2015, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $124 million within the next 12 months as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries, and the lapse of the statute of limitations in various state and foreign jurisdictions.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2015, the Company was no longer subject to income tax examination by the U.S. federal jurisdiction for years before 2005. State and local examinations are substantially complete through 2006. Foreign jurisdictions generally remain subject to examination by their respective authorities from 2008 forward, none of which are considered major jurisdictions.

Under the Tax Allocation Agreement executed at the time of the spin-off of The Western Union Company (Western Union) on September 29, 2006, Western Union is responsible for and must indemnify the Company against all taxes, interest, and penalties that relate to Western Union for periods prior to the spin-off date. If Western Union were to agree to or be finally determined to owe any amounts for such periods but were to default in its indemnification obligation under the Tax Allocation Agreement, the Company as parent of the tax filing group during such periods generally would be required to pay the amounts to the relevant tax authority, resulting in a potentially material adverse effect on the Company’s financial position and results of operations. As of December 31, 2015, the Company had approximately $120 million of income taxes payable, including approximately $4 million of uncertain income tax liabilities, recorded related to Western Union for periods prior to the spin-off date. The Company has recorded a corresponding account receivable of equal amount from Western Union, which is included as a long-term account receivable in the “Other long-term assets” line of the Company’s consolidated balance sheets, reflecting the indemnification obligation. The uncertain income tax liabilities and corresponding receivable are based on information provided by Western Union regarding its tax contingency reserves for periods prior to the spin-off date. There is no assurance that a Western Union-related issue raised by the IRS or other tax authority will be finally resolved at a cost not in excess of the amount reserved and reflected in the Company’s uncertain income tax liabilities and corresponding receivable from Western Union. The Western Union contingent liability is in addition to the Company’s liability for unrecognized tax benefits discussed above.

The IRS completed its examination of the U.S. federal consolidated income tax returns of the Company for 2005 through 2007 and issued a 30-Day letter in October 2012. The 30-Day letter claims that the Company and its subsidiaries, which included Western Union during some of the years at issue, owe additional taxes with respect to a variety of adjustments. The Company and Western Union agree with several of the adjustments in the 30-Day letter, such adjustments representing tax due of approximately $40 million. This undisputed tax and associated interest due (pretax) of approximately $21 million through December 31, 2015, have been fully reserved. The undisputed tax for which Western Union would be required to indemnify the Company is greater than the total tax due, such that settlement of the undisputed tax would result in a net refund to the Company. As to the adjustments that are disputed, such issues represent total taxes allegedly due of approximately $59 million, of which $40 million relates to the Company and $19 million relates to Western Union. The Company estimates that total interest due (pretax) on the disputed amounts is approximately $23 million through December 31, 2015, of which $13 million relates to the Company and $10 million relates to Western Union. As to the disputed issues, the Company and Western Union are contesting the asserted deficiencies with the Appeals Office of the IRS. The Company believes that it has adequately reserved for the disputed issues in its liability for

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unrecognized tax benefits described above and that final resolution of those issues will not have a material adverse effect on its financial position or results of operations.
Note 9: Related Party Transactions

Merchant Alliances

A substantial portion of the Company’s business within the Global Business Solutions segment is conducted through merchant alliances. Merchant alliances are alliances between the Company and financial institutions. If the Company has majority ownership and management control over an alliance, then the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated upon consolidation. If the Company does not have a controlling ownership interest in an alliance, it uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing fees charged to alliances accounted for under the equity method. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank enter into a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. As of December 31, 2015 and 2014, the Company had $50 million and $43 million, respectively, of amounts due from unconsolidated merchant alliances included within "Accounts receivable" in the Company's consolidated balance sheets. As of December 31, 2015 and 2014, the Company had $5 million and $9 million, respectively, of amounts due to unconsolidated merchant alliances included within "Accounts payable and accrued liabilities" in the Company's consolidated balance sheets.

Management Agreement

In connection with the 2007 acquisition of the Company by affiliates of Kohlberg Kravis Roberts & Co. L.P. (KKR), the Company entered into a management agreement with KKR and one of its affiliates (Management Agreement) pursuant to which KKR provided advisory services to the Company and received fees and reimbursements of related out-of-pocket expenses. The Management Agreement was terminated upon the consummation of the Company's initial public offering. Upon termination the Company paid a $78 million termination fee to KKR which was based on the net present value of future payment obligations under the Management Agreement. For the years ended December 31, 2015, 2014, and 2013, the Company, inclusive of the termination fee, paid $98 million, $20 million, and $20 million, respectively, of management fees to KKR.

Relationship with KKR Capital Markets

For the years ended December 31, 2015, 2014, and 2013, KKR Capital Markets LLC, an affiliate of KKR, acted as an arranger and bookrunner for various financing transactions under the existing credit agreements, and as an initial purchaser of certain existing notes issued by the Company, and received underwriter and transaction fees totaling $25 million, $4 million, and $10 million, respectively.

For the years ended December 31, 2015 and 2014, KKR Capital Markets LLC also acted as a placement agent in the Company's initial public offering for placement of the Company's Class A common stock and in the private placement of shares of Holdings' Class B common stock and received $19 million and $41 million, respectively, for such services.
Note 10: Restructuring

During the years ended December 31, 2015, 2014, and 2013, the Company recorded restructuring charges in connection with management’s alignment of the business with strategic objectives, cost savings initiatives and the departure of certain executive officers.

On May 4, 2015, the Company announced a strategic expense management initiative to optimize its annualized expense base by mid-2016. Anticipated restructuring costs will be approximately $75 million, mainly cash, and commenced in the second quarter of 2015. The net charge is expected to include costs for severance, retention and transition, asset impairments, professional services fees, and gains/losses on the sale of facilities. The vast majority of the net charge will be related to personnel (severance, retention and transition).

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows:

	Year ended December 31,
(in millions)	2015	2014	2013
Global Business Solutions	$(20)	$—	$(14)
Global Financial Solutions	(11)	1	(4)
Network & Security Solutions	(3)	(2)	(6)
Corporate	(19)	(12)	(24)
Restructuring, net	$(53)	$(13)	$(48)

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2014 and 2015:

(in millions)	Employee Severance	Other
Remaining accrual as of January 1, 2014	$21	$—
Restructuring, net	12	1
Cash payments and other	(21)	—
Remaining accrual as of December 31, 2014	12	1
Restructuring, net	46	7
Cash payments and other	(29)	(7)
Remaining accrual as of December 31, 2015	$29	$1
Note 11: Settlement Assets and Obligations

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

The principal components of the Company’s settlement assets and obligations are as follows:

	As of December 31,
(in millions)	2015	2014
Settlement assets:
Cash and cash equivalents	$1,426	$1,419
Investment securities	1	17
Due from card associations and bank partners	5,816	5,220
Due from merchants	907	899
	8,150	7,555
Long-term settlement assets: (a)
Investment securities	1	3
	$8,151	$7,558
Settlement obligations:
Payment instruments outstanding	$34	$82
Card settlements due to merchants	8,116	7,475
	$8,150	$7,557

(a)	Long-term settlement assets are included within "Other long-term assets" on the Company's consolidated balance sheets.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in settlement assets and obligations are presented on a net basis within operating activities in the consolidated statements of cash flows. However, because the changes in the settlement assets balance exactly offset changes in settlement obligations, the activity nets to zero.
Note 12: Acquisitions and Dispositions

2015 Acquisitions

On June 9, 2015, the Company acquired Transaction Wireless, Inc. a provider of digital stored value products that offers gift card programs, loyalty incentives, and integrated marketing solutions for retailers, partners, and consumers. The purchase price was approximately $62 million in cash and $3 million in equity. The acquisition is reported in the Company's Network & Security Solutions segment.

In addition to TWI, the Company also completed an acquisition of a webstore builder as well as an acquisition of a wholesale independent sales organization, both of which are reported in the Company's Global Business Solutions segment.

2014 Acquisitions

In August 2014, the Company acquired Gyft, Inc., a leading digital platform that enables consumers to buy, send, manage, and redeem gift cards using mobile devices. The acquisition is reported as part of the Network & Security Solutions segment. Refer to note 14 "Commitments and Contingencies" of these consolidated financial statements for additional information regarding the liability for contingent consideration.

2014 Dispositions

On May 29, 2014, the Company completed the sale of its 30% minority interest in a transportation payments business, Electronic Funds Source LLC (EFS), which was reported as part of the Network & Security Solutions segment. The Company recognized a gain on sale of $98 million recorded in “Other income (expense)” in the consolidated statements of operations, comprised of $264 million in cash reduced by its investment and associated deal costs of $166 million, and recorded an income tax provision of $7 million as a result of the final settlement of the sale.

2013 Acquisitions

In October 2013, the Company acquired Perka Inc., a provider of a mobile marketing and consumer loyalty solution. The acquisition is reported as part of the Global Business Solutions segment.
Note 13: Derivative Financial Instruments

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

•
Foreign exchange contracts: The Company uses cross-currency swaps to protect the net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates. The Company uses these contracts in both qualifying and non-qualifying hedging relationships.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company held the following derivative instruments as of the dates indicated:

	As of December 31,
	2015				2014
(in millions)	Notional Currency	Notional Value	Assets (a)	Liabilities (a)	Notional Currency	Notional Value	Assets (a)	Liabilities (a)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts	AUD	260	$65	$—	AUD	260	$41	$—
Foreign exchange contracts (b)	EUR	200	51	—	EUR	200	27	—
Foreign exchange contracts	GBP	250	39	—	GBP	250	18	—
Foreign exchange contracts	CAD	110	24	—	CAD	110	9	—
			179	—			95	—
Derivatives not designated as hedging instruments:
Interest rate contracts	USD	5,000	—	(56)	USD	5,750	47	(105)
Foreign exchange contracts	EUR	—	—	—	EUR	22	1	—
			—	(56)			48	(105)
			$179	$(56)			$143	$(105)

(a)
Of the balances included in the table above, in aggregate, $179 million of assets and $51 million of liabilities, net $128 million, as of December 31, 2015 and $142 million of assets and $96 million of liabilities, net $46 million, as of December 31, 2014 are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b)	Matured January 18, 2016.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivative gains and (losses) were as follows for the periods indicated:

	Year ended December 31,
	2015		2014		2013
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in net investment hedging relationships:
Gain recognized in OCI (effective portion)	$—	$79	$—	$80	$—	$14
Derivatives not designated as hedging instruments
Gain (loss) recognized in Other income (expense) in the consolidated statements of operations	$(19)	$2	$(4)	$4	$(22)	$(2)

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income for the years ended December 31, 2015, 2014, and 2013 related to derivative instruments classified as a net investment hedge held by the Company:

	Year ended December 31,
(in millions, after tax)	2015	2014	2013
Accumulated gain (loss) included in other comprehensive income (loss) at beginning of the period	$37	$(12)	$(21)
Increase in fair value of derivatives that qualify for hedge accounting, net of tax (a)	49	49	9
Accumulated gain (loss) included in other comprehensive income (loss) at end of the period	$86	$37	$(12)

(a)	Gains and (losses) are included in “Unrealized gains (losses) on securities” and in “Foreign currency translation adjustment” on the consolidated statements of comprehensive income (loss).
Note 14: Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options and escalation provisions. The Company incurred total rent expense of $78 million, $77 million and $76 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum aggregate rental commitments as of December 31, 2015 under all noncancelable operating leases, net of sublease income are due in the following years:

Year ended December 31, (in millions)	Amount
2016	$56
2017	46
2018	39
2019	34
2020	24
Thereafter	110
Total	$309

Sublease income is earned from leased space and leased equipment which the Company concurrently subleases to third parties with comparable time periods. As of December 31, 2015, sublease amounts totaled less than $5 million in the Company's obligations. In addition, the Company has certain guarantees imbedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company believes the fair value of such guarantees is insignificant due to the likelihood and extent of the potential changes.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit

The Company has $42 million in outstanding letters of credit as of December 31, 2015, all of which were issued under the Company’s senior secured revolving credit facility and expire prior to December 31, 2016 with a 1 year renewal option. The letters of credit are held in connection with lease arrangements, bankcard association agreements, and other security agreements. The Company expects to renew most of the letters of credit prior to expiration.

Legal

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

Contingent Consideration

Over the past 3 years, the Company completed several acquisitions in which contingent consideration was recorded. The transactions called for cash consideration as well as contingent payments for achievement of certain milestones. As part of the purchase price, the Company recorded a $29 million liability for the contingent consideration, of which $4 million was paid during the year ended December 31, 2015. During the year ended December 31, 2015, the Company evaluated the liability and decreased the fair value of the liability by $10 million, $15 million remained accrued as of December 31, 2015. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date. The primary assumption is the estimated number of client locations that will be using the acquired software or technology in the next 3 years.
Note 15: Employee Benefit Plans

Defined Contribution Plans

The Company maintains defined contribution savings plans covering virtually all of the Company’s U.S. employees and defined contribution pension plans for international employees primarily in the United Kingdom and Australia. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, Company matching and discretionary Company contributions. Effective January 1, 2014, the Company suspended matching contributions for all U.S. participants. As a result, the U.S. Plan is no longer a safe harbor plan.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the aggregate amounts charged to expense in connection with these plans:

Year ended December 31, (in millions)	Amount
2015	$12
2014	15
2013	46

Defined Benefit Plans

The Company has defined benefit pension plans which are frozen and covers certain full-time employees in the United Kingdom and the U.S. The Company also has separate plans covering certain employees located primarily in Germany, Greece, and Austria.

The Company contributed cash in the amount of $12 million, $15 million, and $37 million to defined benefit plans for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company recognizes the funded status of its defined benefit pension plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated balance sheets, as follows:

	As of December 31,
(in millions)	2015	2014
U.K. plan:
Plan benefit obligations	$(715)	$(755)
Fair value of plan assets	783	836
Net pension assets (a)	68	81

U.S. and other foreign plans:
Plan benefit obligations	(252)	(265)
Fair value of plan assets	154	163
Net pension liabilities (b)	(98)	(102)
Funded status of the plans	$(30)	$(21)

(a)	Pension assets are included in “Other long-term assets” of the consolidated balance sheets.

(b)	Pension liabilities are included in “Other long-term liabilities” of the consolidated balance sheets.

The accumulated benefit obligation for all defined benefit pension plans was $1.0 billion as of December 31, 2015 and 2014.

As of December 31, 2015, Plan assets are comprised of approximately 30% of Level 1 securities, 70% of Level 2 securities, and an immaterial amount of Level 3 securities which comprise less than 1% of total plan assets.

The Plan paid benefits in the amount of $41 million, $33 million, and $31 million to defined benefit plans for the periods ended December 31, 2015, 2014, and 2013, respectively. The estimated future benefit payments, which reflect expected future service, are expected to be as follows:

Year ended December 31, (in millions)	Amount

2016	$39
2017	39
2018	42
2019	43
2020	44
2021-2025	241

The Company's post-retirement health care and other insurance benefits for retired employees are limited and immaterial.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16: Supplemental Financial Information

Supplemental Consolidated Statements of Operations Information

The following table details the components of “Other income (expense)” on the consolidated statements of operations:

	Year ended December 31,
(in millions)	2015	2014	2013
Investment gains and (losses)	$—	$100	$2
Derivative financial instruments gains and (losses)	(17)	—	(24)
Divestitures, net	5	2	(5)
Non-operating foreign currency gains and (losses)	41	59	(20)
Other income (expense)	$29	$161	$(47)

 Supplemental Consolidated Balance Sheet Information

	As of December 31,
(in millions)	2015	2014
Other current assets:
Prepaid expenses	$139	$75
Inventory	128	90
Other	114	38
Total Other current assets	$381	$203

Property and equipment:
Land	$79	$83
Buildings	313	342
Leasehold improvements	79	55
Equipment and furniture	1,379	1,290
Equipment under capital lease	468	393
Property and equipment	2,318	2,163
Less: Accumulated depreciation	(1,367)	(1,233)
Total Property and equipment, net of accumulated depreciation	$951	$930

Accounts payable and accrued liabilities:
Accounts payable	$238	$280
Accrued interest expense	132	443
Other accrued expenses	637	548
Other	632	525
Total Accounts payable and accrued liabilities	$1,639	$1,796

Note 17: Investment in Affiliates

Segment results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

A merchant alliance, as it pertains to investments accounted for under the equity method, is an agreement between the Company and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the bank. The alliance acquires credit and debit card transactions from merchants. The Company provides processing and other services to the alliance and charges fees to the alliance primarily based on contractual pricing. These fees have been separately identified on the face of the consolidated statements of operations.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, there were nine affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and four strategic investments in companies in related markets.

The Wells Fargo alliance met the Significant Subsidiary test provided in Regulations S-X Rule 1-02 (w) in that the Company's equity earnings of this alliance exceeded 20% of the Company's consolidated income from continuing operations before income taxes for the year ended December 31, 2014.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is presented below.

	As of December 31,
(in millions)	2015	2014
Total current assets	$3,002	$2,812
Total long-term assets	55	53
Total assets	$3,057	$2,865

Total current liabilities	$2,925	$2,742
Total long-term liabilities	16	17
Total liabilities	$2,941	$2,759

The primary components of assets and liabilities are settlement-related accounts similar to those described in note 11 "Settlement Assets and Obligations" of these consolidated financial statements.

	Year ended December 31,
(in millions)	2015	2014	2013
Net operating revenues	$1,424	$1,357	$1,369
Operating expenses	666	638	675
Operating income	$758	$719	$694
Net income	$744	$696	$664
FDC equity earnings	239	220	188

The formation of a merchant alliance accounted for under the equity method of accounting generally involves the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentages. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in affiliates exceeded its proportionate share of the investees’ net assets was approximately $1.0 billion and $1.1 billion as of December 31, 2015 and 2014, respectively.

The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized. The estimated future amortization expense for these intangible assets as of December 31, 2015 is as follows:

Year ended December 31, (in millions)	Amount
2016	$50
2017	44
2018	29
2019	4
2020	—
Thereafter	—

These amounts assume that these alliances continue as they currently exist. Much of the difference between the Company's proportionate share of the investees’ net income and the Company's equity earnings noted above relates to this amortization.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in note 2 "Borrowings" of these consolidated financial statements, FDC’s 7.0% senior notes are guaranteed by most of the existing and future, direct and indirect, wholly owned, domestic subsidiaries of FDC (Guarantors). The Guarantors guarantee the senior secured revolving credit facility, senior secured term loan facility, the 5.0% senior secured notes, the 5.375% senior secured notes and the 6.75% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The Guarantors guarantee the 8.75% and the 5.750% senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The 7.0% senior note guarantee is unsecured and ranks equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries.

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

•
the Guarantor is no longer wholly owned by FDC subject to the value of all Guarantors released under this provision does not exceed (x) 10% of FDC’s Covenant EBITDA plus (y) the amount of investments permitted under the agreement in respect of non-guarantors.

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

The following tables present the results of operations, financial position, and cash flows of FDC (FDC Parent Company), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the years ended December 31, 2015, 2014, and 2013 and as of December 31, 2015 and 2014 to arrive at the information for FDC on a consolidated basis.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$3,906	$2,999	$(308)	$6,597
Product sales and other	—	741	503	(77)	1,167
Total revenues (excluding reimbursable items)	—	4,647	3,502	(385)	7,764
Reimbursable PIN debit fees, postage, and other	—	2,521	1,166	—	3,687
Total revenues	—	7,168	4,668	(385)	11,451
Expenses:
Cost of services (exclusive of items shown below)	—	1,576	1,473	(178)	2,871
Cost of products sold	—	260	173	(77)	356
Selling, general, and administrative	476	1,143	803	(130)	2,292
Depreciation and amortization	12	620	390	—	1,022
Other operating expenses	8	24	21	—	53
Total expenses (excluding reimbursable items)	496	3,623	2,860	(385)	6,594
Reimbursable PIN debit fees, postage, and other	—	2,521	1,166	—	3,687
Total expenses	496	6,144	4,026	(385)	10,281
Operating (loss) profit	(496)	1,024	642	—	1,170
Interest expense, net	(1,527)	(10)	—	—	(1,537)
Loss on debt extinguishment	(1,068)	—	—	—	(1,068)
Interest income (expense) from intercompany notes	288	(289)	1	—	—
Equity earnings from consolidated subsidiaries	810	304	—	(1,114)	—
Other income (expense)	55	3	(29)	—	29
(Loss) income before income taxes and equity earnings in affiliates	(1,938)	1,032	614	(1,114)	(1,406)
Income tax (benefit) expense	(457)	422	136	—	101
Equity earnings in affiliates	—	213	26	—	239
Net (loss) income	(1,481)	823	504	(1,114)	(1,268)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	66	147	213
Net (loss) income attributable to First Data Corporation	$(1,481)	$823	$438	$(1,261)	$(1,481)
Comprehensive (loss) income	$(1,771)	$760	$158	$(715)	$(1,568)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	56	147	203
Comprehensive (loss) income attributable to First Data Corporation	$(1,771)	$760	$102	$(862)	$(1,771)

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$3,712	$3,056	$(258)	$6,510
Product sales and other	—	625	473	(60)	1,038
Total revenues (excluding reimbursable items)	—	4,337	3,529	(318)	7,548
Reimbursable PIN debit fees, postage, and other	—	2,510	1,094	—	3,604
Total revenues	—	6,847	4,623	(318)	11,152
Expenses:
Cost of services (exclusive of items shown below)	—	1,403	1,523	(258)	2,668
Cost of products sold	—	223	167	(60)	330
Selling, general, and administrative	131	1,125	787	—	2,043
Depreciation and amortization	10	607	439	—	1,056
Other operating expenses	10	3	—	—	13
Total expenses (excluding reimbursable items)	151	3,361	2,916	(318)	6,110
Reimbursable PIN debit fees, postage, and other	—	2,510	1,094	—	3,604
Total expenses	151	5,871	4,010	(318)	9,714
Operating (loss) profit	(151)	976	613	—	1,438
Interest expense, net	(1,724)	(9)	5	—	(1,728)
Loss on debt extinguishment	(274)	—	—	—	(274)
Interest income (expense) from intercompany notes	316	(305)	(11)	—	—
Equity earnings from consolidated subsidiaries	833	294	—	(1,127)	—
Other income (expense)	81	100	(20)	—	161
(Loss) income before income taxes and equity earnings in affiliates	(919)	1,056	587	(1,127)	(403)
Income tax (benefit) expense	(461)	377	166	—	82
Equity earnings in affiliates	—	202	18	—	220
Net (loss) income	(458)	881	439	(1,127)	(265)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	66	127	193
Net (loss) income attributable to First Data Corporation	$(458)	$881	$373	$(1,254)	$(458)
Comprehensive (loss) income	$(798)	$709	$187	$(714)	$(616)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	55	127	182
Comprehensive (loss) income attributable to First Data Corporation	$(798)	$709	$132	$(841)	$(798)

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$3,585	$2,987	$(227)	$6,345
Product sales and other	—	570	447	(60)	957
Total revenues (excluding reimbursable items)	—	4,155	3,434	(287)	7,302
Reimbursable PIN debit fees, postage, and other	—	2,510	997	—	3,507
Total revenues	—	6,665	4,431	(287)	10,809
Expenses:
Cost of services (exclusive of items shown below)	—	1,508	1,442	(227)	2,723
Cost of products sold	—	217	171	(60)	328
Selling, general, and administrative	115	1,136	729	—	1,980
Depreciation and amortization	7	623	461	—	1,091
Other operating expenses	26	25	5	—	56
Total expenses (excluding reimbursable items)	148	3,509	2,808	(287)	6,178
Reimbursable PIN debit fees, postage, and other	—	2,510	997	—	3,507
Total expenses	148	6,019	3,805	(287)	9,685
Operating (loss) profit	(148)	646	626	—	1,124
Interest expense, net	(1,850)	(10)	4	—	(1,856)
Loss on debt extinguishment	(79)	—	—	—	(79)
Interest income (expense) from intercompany notes	315	(276)	(39)	—	—
Equity earnings from consolidated subsidiaries	579	207	—	(786)	—
Other income (expense)	(53)	(3)	9	—	(47)
(Loss) income before income taxes and equity earnings in affiliates	(1,236)	564	600	(786)	(858)
Income tax (benefit) expense	(284)	250	139	—	105
Equity earnings in affiliates	—	169	19	—	188
Net (loss) income	(952)	483	480	(786)	(775)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	56	121	177
Net (loss) income attributable to First Data Corporation	$(952)	$483	$424	$(907)	$(952)
Comprehensive (loss) income	$(989)	$453	$388	$(663)	$(811)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	57	121	178
Comprehensive (loss) income attributable to First Data Corporation	$(989)	$453	$331	$(784)	$(989)

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$105	$16	$308	$—	$429
Accounts receivable, net of allowance for doubtful accounts	—	826	1,000	—	1,826
Settlement assets (a)	—	4,273	3,877	—	8,150
Intercompany notes receivable	436	86	10	(532)	—
Other current assets	98	188	95	—	381
Total current assets	639	5,389	5,290	(532)	10,786
Property and equipment, net of accumulated depreciation	37	640	274	—	951
Goodwill	—	9,139	7,707	—	16,846
Customer relationships, net of accumulated amortization	—	1,235	901	—	2,136
Other intangibles, net of accumulated amortization	604	703	476	—	1,783
Investment in affiliates	5	900	143	—	1,048
Long-term intercompany receivables	8,523	15,192	6,321	(30,036)	—
Long-term intercompany notes receivable	3,415	236	9	(3,660)	—
Deferred tax assets	524	—	—	(524)	—
Other long-term assets	259	358	265	(70)	812
Investment in consolidated subsidiaries	25,692	5,588	—	(31,280)	—
Total assets	$39,698	$39,380	$21,386	$(66,102)	$34,362
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$283	$792	$564	$—	$1,639
Short-term and current portion of long-term borrowings	740	70	46	—	856
Settlement obligations (a)	—	4,273	3,877	—	8,150
Intercompany notes payable	96	408	28	(532)	—
Total current liabilities	1,119	5,543	4,515	(532)	10,645
Long-term borrowings	18,616	119	2	—	18,737
Deferred tax liabilities	—	875	80	(524)	431
Long-term intercompany payables	18,583	6,874	4,579	(30,036)	—
Long-term intercompany notes payable	245	3,353	62	(3,660)	—
Other long-term liabilities	467	288	127	(70)	812
Total liabilities	39,030	17,052	9,365	(34,822)	30,625
Redeemable equity interest	—	—	77	(77)	—
Redeemable noncontrolling interest	—	—	—	77	77
First Data Corporation stockholders' equity (deficit)	668	22,328	5,933	(28,261)	668
Noncontrolling interests	—	—	88	2,904	2,992
Equity of consolidated alliance	—	—	5,923	(5,923)	—
Total equity	668	22,328	11,944	(31,280)	3,660
Total liabilities and equity	$39,698	$39,380	$21,386	$(66,102)	$34,362

(a)
The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23	$335	$—	$358
Accounts receivable, net of allowance for doubtful accounts	8	729	1,004	—	1,741
Settlement assets (a)	—	3,849	3,706	—	7,555
Intercompany notes receivable	3,375	307	—	(3,682)	—
Other current assets	5	96	102	—	203
Total current assets	3,388	5,004	5,147	(3,682)	9,857
Property and equipment, net of accumulated depreciation	33	619	278	—	930
Goodwill	—	9,085	7,932	—	17,017
Customer relationships, net of accumulated amortization	—	1,469	1,135	—	2,604
Other intangibles, net of accumulated amortization	603	623	519	—	1,745
Investment in affiliates	—	948	153	—	1,101
Long-term intercompany receivables	6,064	14,442	5,135	(25,641)	—
Long-term intercompany notes receivable	320	1	9	(330)	—
Deferred tax assets	710	—	—	(710)	—
Other long-term assets	265	317	295	(97)	780
Investment in consolidated subsidiaries	24,474	5,331	—	(29,805)	—
Total assets	$35,857	$37,839	$20,603	$(60,265)	$34,034
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$592	$699	$505	$—	$1,796
Short-term and current portion of long-term borrowings	20	64	77	—	161
Settlement obligations (a)	—	3,849	3,708	—	7,557
Intercompany notes payable	309	3,346	27	(3,682)	—
Total current liabilities	921	7,958	4,317	(3,682)	9,514
Long-term borrowings	20,564	131	2	—	20,697
Deferred tax liabilities	—	1,001	144	(710)	435
Long-term intercompany payables	14,397	7,804	3,440	(25,641)	—
Long-term intercompany notes payable	9	260	61	(330)	—
Other long-term liabilities	536	225	124	(97)	788
Total liabilities	36,427	17,379	8,088	(30,460)	31,434
Redeemable equity interest	—	—	70	(70)	—
Redeemable noncontrolling interest	—	—	—	70	70
First Data Corporation stockholders' (deficit) equity	(570)	20,460	6,241	(26,701)	(570)
Noncontrolling interests	—	—	101	2,999	3,100
Equity of consolidated alliance	—	—	6,103	(6,103)	—
Total equity	(570)	20,460	12,445	(29,805)	2,530
Total liabilities and equity	$35,857	$37,839	$20,603	$(60,265)	$34,034

(a)
The majority of the Guarantor settlement assets relate to FDC’s merchant acquiring business. FDC believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,481)	$823	$504	$(1,114)	$(1,268)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	12	701	420	—	1,133
(Gains) charges related to other operating expenses and other income (expense)	(47)	21	50	—	24
Loss on debt extinguishment	1,068	—	—	—	1,068
Share-based compensation expense	329	—	—	—	329
Other non-cash and non-operating items, net	(762)	(306)	(14)	1,114	32
(Decrease) increase in cash, excluding the effects of acquisitions and dispositions, resulting from changes in operating assets and liabilities	(1,028)	431	74	—	(523)
Net cash (used in) provided by operating activities	(1,909)	1,670	1,034	—	795
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	—	4	—	—	4
Additions to property and equipment	(9)	(107)	(166)	—	(282)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(264)	(56)	—	(320)
Acquisitions, net of cash acquired	(70)	(19)	—	—	(89)
Proceeds from sale of property and equipment	—	17	—	—	17
Purchase of investments	(17)	—	—	—	(17)
Other investing activities	2	—	—	—	2
Distributions and dividends from subsidiaries	149	254	—	(403)	—
Net cash provided by (used in) investing activities	55	(115)	(222)	(403)	(685)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(10)	—	(21)	—	(31)
Proceeds from issuance of long-term debt	10,258	—	—	—	10,258
Payment of call premiums and debt issuance cost	(1,062)	—	—	—	(1,062)
Principal payments on long-term debt	(11,472)	(87)	(9)	—	(11,568)
Proceeds from issuance of common stock	2,718	—	—	—	2,718
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(69)	(243)	(312)
Distributions paid to equity holders	—	—	(497)	497	—
Capital transactions, net	(19)	—	(149)	149	(19)
Intercompany	1,546	(1,477)	(69)	—	—
Net cash provided by (used in) financing activities	1,959	(1,564)	(814)	403	(16)
Effect of exchange rate changes on cash and cash equivalents	—	2	(25)	—	(23)
Change in cash and cash equivalents	105	(7)	(27)	—	71
Cash and cash equivalents at beginning of period	—	23	335	—	358
Cash and cash equivalents at end of period	$105	$16	$308	$—	$429

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2014
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(458)	$881	$439	$(1,127)	$(265)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	10	683	470	—	1,163
(Gains) charges related to other operating expenses and other income (expense)	(71)	(97)	20	—	(148)
Loss on debt extinguishment	274	—	—	—	274
Share-based compensation expense	51	—	—	—	51
Other non-cash and non-operating items, net	(788)	(306)	—	1,127	33
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(694)	571	50	—	(73)
Net cash (used in) provided by operating activities	(1,676)	1,732	979	—	1,035
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid and cash disposed	—	270	—	—	270
Additions to property and equipment	(8)	(124)	(176)	—	(308)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(183)	(76)	—	(259)
Acquisitions, net of cash acquired	—	(31)	—	—	(31)
Proceeds from sale of property and equipment	—	2	1	—	3
Other investing activities	—	—	(4)	—	(4)
Distributions and dividends from subsidiaries	75	232	—	(307)	—
Net cash provided by (used in) investing activities	67	166	(255)	(307)	(329)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	10	—	2	—	12
Proceeds from issuance of long-term debt	1,830	—	—	—	1,830
Payment of call premiums and debt issuance cost	(355)	—	—	—	(355)
Principal payments on long-term debt	(3,673)	(73)	(5)	—	(3,751)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(45)	(221)	(266)
Distributions paid to equity holders	—	—	(453)	453	—
Purchase of noncontrolling interest	—	—	(1)	—	(1)
Capital transactions, net	1,788	—	(75)	75	1,788
Intercompany	1,973	(1,840)	(133)	—	—
Net cash provided by (used in) financing activities	1,573	(1,913)	(710)	307	(743)
Effect of exchange rate changes on cash and cash equivalents	—	5	(35)	—	(30)
Change in cash and cash equivalents	(36)	(10)	(21)	—	(67)
Cash and cash equivalents at beginning of period	36	33	356	—	425
Cash and cash equivalents at end of period	$—	$23	$335	$—	$358

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2013
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(952)	$483	$480	$(786)	$(775)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	7	715	490	—	1,212
Charges (gains) related to other operating expenses and other income (expense)	79	28	(4)	—	103
Loss on debt extinguishment	79	—	—	—	79
Share-based compensation expense	39	—	—	—	39
Other non-cash and non-operating items, net	(537)	(214)	(9)	786	26
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(406)	321	116	—	31
Net cash (used in) provided by operating activities	(1,691)	1,333	1,073	—	715
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions, net of expenses paid	—	10	8	—	18
Additions to property and equipment	—	(68)	(126)	—	(194)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1)	(124)	(60)	—	(185)
Acquisitions, net of cash acquired	(12)	—	—	—	(12)
Proceeds from sale of property and equipment	—	5	7	—	12
Other investing activities	—	7	1	—	8
Distributions and dividends from subsidiaries	178	190	—	(368)	—
Net cash provided by (used in) investing activities	165	20	(170)	(368)	(353)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	(109)	—	(109)
Proceeds from issuance of long-term debt	4,472	—	—	—	4,472
Payment of call premiums and debt issuance cost	(111)	—	—	—	(111)
Principal payments on long-term debt	(4,429)	(67)	(10)	—	(4,506)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(41)	(183)	(224)
Distributions paid to equity holders	—	—	(373)	373	—
Purchase of noncontrolling interest	—	—	(24)	—	(24)
Capital transactions, net	(30)	—	(178)	178	(30)
Intercompany	1,433	(1,274)	(159)	—	—
Net cash provided by (used in) financing activities	1,335	(1,341)	(894)	368	(532)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	(11)	—	(13)
Change in cash and cash equivalents	(191)	10	(2)	—	(183)
Cash and cash equivalents at beginning of period	227	23	358	—	608
Cash and cash equivalents at end of period	$36	$33	$356	$—	$425

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19: Quarterly Financial Results (Unaudited)

Summarized quarterly results for the two years ended December 31, 2015 and 2014, respectively, are as follows:

	2015
(in millions, except per share amounts)	First	Second	Third	Fourth
Revenues	$2,695	$2,872	$2,920	$2,964
Expenses	2,435	2,463	2,518	2,865
Operating profit	$260	$409	$402	$99
Net (loss) income	$(63)	$33	$(75)	$(1,163)
Net loss attributable to First Data Corporation	(112)	(26)	(126)	(1,217)
Net loss per share, basic and diluted (a)	(112,000)	(26,000)	(126,000)	(1.60)

	2014
(in millions, except per share amounts)	First	Second	Third	Fourth
Revenues	$2,640	$2,837	$2,792	$2,883
Expenses	2,355	2,455	2,439	2,465
Operating profit	$285	$382	$353	$418
Net (loss) income	$(165)	$23	$(188)	$65
Net (loss) income attributable to First Data Corporation	(201)	(34)	(235)	12
Net (loss) income per share, basic and diluted (a)	(201,000)	(34,000)	(235,000)	12,000

(a)
As a result of the prospective treatment of the HoldCo Merger, as discussed within note 1 "Summary of Significant Accounting Policies", net loss per share was computed using 1,000 shares outstanding for the first, second, and third quarters of 2015 and 763 million for the fourth quarter of 2015.

FIRST DATA CORPORATION
SCHEDULE II—Valuation and Qualifying Accounts

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reclassifications from Other Accounts (a)	Write-offs Against Assets	Balance at End of Period
Year ended December 31, 2015 deducted from receivables	$72	$79	$3	$71	$83
Year ended December 31, 2014 deducted from receivables	43	99	11	81	72
Year ended December 31, 2013 deducted from receivables	46	93	—	96	43

(a)	Amounts related to reclassifications from "Accounts payable and accrued liabilities" to "Allowance for doubtful accounts" in the Company's consolidated balance sheets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2015. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Report of Management

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

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2015.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting which is contained herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of First Data Corporation

We have audited First Data Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). First Data Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First Data Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Data Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2015 of First Data Corporation and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 25, 2016

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
All information required by this Item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2015 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

See Index to Financial Statements on page 56.

(2)	Financial Statement Schedules

See Index to Financial Statements on page 56.

(3)                 Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.

(b)	The following exhibits are filed as part of this Annual Report or, where indicated, were filed and are incorporated by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3(i)	Ninth Amended and Restated Certificate of Incorporation	8-K	1-11073	3.1	10/19/2015

3(ii)	Amended and Restated By-laws	S-1/A	1-11073	3.2	10/1/2015

4.1	Indenture, dated as August 16, 2012, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 6.750% Senior Secured Notes due 2020	8-K	1-11073	10.2	8/20/2012

4.2	First Supplemental Indenture, dated as September 27, 2012, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 6.750% Senior Secured Notes due 2020	8-K	1-11073	10.2	10/2/2012

4.3	Indenture, dated as of February 13, 2013, by and among First Data Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 11.25% Senior Notes due 2021	8-K	1-11073	4.1	2/13/2013

4.4	Indenture, dated as of August 11, 2015, among First Data Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.375% Senior Secured Notes Due 2023	8-K	1-11073	4.1	8/13/2015

4.5	Indenture, dated as November 18, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.000% Senior Notes due 2023	8-K	1-11073	4.1	11/20/2015

4.6	Indenture, dated as November 25, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.000% Senior Secured Notes due 2024	8-K	1-11073	4.1	12/1/2015

4.7	Indenture, dated as November 25, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.750% Senior Secured Second Lien Notes due 2024	8-K	1-11073	4.4	12/1/2015

4.8
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
		10-K	1-11073	10.1	3/13/2008

4.9	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent	10-Q	1-11073	10.11	11/14/2007

4.10	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent	10-Q	1-11073	10.12	11/14/2007

4.11	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent	10-Q	1-11073	10.13	11/14/2007

4.12	2015 June Joinder Agreement, dated as of July 10, 2015, among the Company, certain of its subsidiaries, the lender party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent Exhibit B-Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	7/15/2015

4.13	Amended and Restated Pledge Agreement, dated as of August 11, 2015, among First Data Corporation, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	1-11073	4.3	8/13/2015

4.14	Amended and Restated Security Agreement, dated as of August 11, 2015, among First Data Corporation, the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	1-11073	4.2	8/13/2015

4.15	2015 November Joinder Agreement, dated as of November 24, 2015, among the Company, certain of its subsidiaries, the lender party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent Exhibit B - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.7	12/1/2015

4.16	Amended and Restated Security Agreement, dated as of November 25, 2015, among the Company, the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	1-11073	4.5	12/1/2015

4.17	Amended and Restated Pledge Agreement, dated as of November 25, 2015, among the Company, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	1-11073	4.6	12/1/2015

4.18	Registration Rights Agreement, dated as of September 24, 2007 with New Omaha Holdings L.P. and other Investors party thereto	S-1/A	1-11073	4.22	8/25/2015

10.1	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P.	10-Q	1-11073	10.10	11/14/2007

10.2	Stockholders Agreement, dated as of July 11, 2014 with New Omaha Holdings L.P. and other Holders party thereto	S-1/A	1-11073	10.15	8/25/2015

10.3	Form of Sale Participation Agreement	10-Q	1-11073	10.8	11/14/2007

10.4 *	Form of Management Stockholder’s Agreement for Executive Committee Members (as amended)	10-K	1-11073	10.16	3/19/2013

10.5 *	Form of Management Stockholder’s Agreement	S-1	1-11073	10.18	7/20/2015

10.6 *	First Data Corporation Senior Executive Incentive Plan as amended and restated effective January 1, 2014	10-K	1-11073	10.21	3/10/2014

10.7 *	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates, as amended	10-K	1-11073	10.10	2/27/2015

10.8 *	Form of Stock Option Agreement for Executive Committee Members	10-Q	1-11073	10.6	11/14/2007

10.9 *	Form of Stock Option Agreement	8-K	1-11073	10.3	5/25/2010

10.10 *	Form of Stock Option Agreement for U.S. Employees effective for grants in or after January 2014	S-1	1-11073	10.16	7/20/2015

10.11 *	Form of Restricted Stock Agreement for Management Committee effective for grants in or after January 2014	S-1	1-11073	10.17	7/20/2015

10.12 *	Form of Restricted Stock Award Agreement	8-K	1-11073	10.2	5/25/2010

10.13 *	First Data Corporation 2015 Omnibus Incentive Plan	8-K	1-11073	10.1	10/19/2015

10.14 *	Form of Option Grant Notice and Option Grant Agreement under the 2015 Omnibus Incentive Plan	S-1/A	1-11073	10.21	10/1/2015

10.15 *	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 2015 Omnibus Incentive Plan	S-1/A	1-11073	10.22	10/1/2015

10.16 * (1)	Form of Option Agreement under the 2015 Omnibus Incentive Plan for Management Committee and Directors

10.17 * (1)	Form of Restricted Stock Award Agreement under the 2015 Omnibus Incentive Plan for Management Committee and Directors

10.18 *	Form of IPO Cash Bonus Letter Agreement	S-1/A	1-11073	10.23	10/1/2015

10.19 *	First Data Corporation Severance / Change in Control Policy (Management Committee Level), as amended and restated effective January 1, 2015	10-K	1-11073	10.11	2/27/2015

10.20 * (1)	Description of Compensation of Directors

10.21 *	2008 Non-Employee Director Deferred Compensation Plan	S-4	1-11073	10.25	8/13/2008

10.22 *	Employment Agreement with Frank J. Bisignano effective September 18, 2015	8-K	1-11073	10.1	9/24/2015

10.23	Receivables Financing Agreement dated December 31, 2015 between First Data Corporation, First Data Receivables, LLC, PNC Bank, National Association, and the persons from time to time party thereto as Lenders and Group Agents	8-K	1-11073	10.1	1/7/2016

10.24	Transfer and Contribution Agreement dated December 31, 2015 between First Data Corporation, First Data Receivables, LLC, First Data Resources, LLC, Remitco LLC, TeleCheck Services, Inc., Star Networks, Inc., Star Processing, Inc., Instant Cash Services, LLC, TASQ Technology, Inc., First Data Government Solutions, Inc., and First Data Government Solutions, LP	8-K	1-11073	10.2	1/7/2016

21 (1)	Subsidiaries of First Data Corporation

23.1 (1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2 (1)	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1 (1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

(c)	The following financial statements are included in this annual report pursuant to Regulations S-X Rule 3-09:

(1)	Wells Fargo Merchant Services, LLC
(A Joint Venture)
Financial Statements
December 31, 2015 and 2014
(With Independent Auditors’ Report Thereon)

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2015 and 2014
(With Independent Auditors’ Report Thereon)

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2015 and 2014

KPMG LLP
Suite 1400
55 Second Street
San Francisco, CA 94105

Independent Auditors’ Report

The Members and Board of Directors of
Wells Fargo Merchant Services, LLC:

We have audited the accompanying financial statements of Wells Fargo Merchant Services, LLC (the Company), which comprise the balance sheets as of December 31, 2015 and 2014, and the related statements of revenues and expenses, members’ equity, and cash flows for the years then ended, and the related notes to the financial statements.

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

Opinion
In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Wells Fargo Merchant Services, LLC, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.

San Francisco, California February 19, 2016

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Balance Sheets
December 31, 2015 and 2014
(Dollars in thousands)

Assets	2015	2014
Cash and cash equivalents	$52,089	$64,403
Settlement assets	1,258,031	1,045,533
Accounts receivable, net of reserve for merchant credit losses of	400,827	316,446
$5.2 million in 2015 and $4.5 million 2014
Intangibles	457	479
Other assets	144	12
Total assets	$1,711,548	$1,426,873
Liabilities and Members’ Equity
Settlement liabilities	$1,171,815	$977,144
Accounts payable and accrued expenses	43,952	30,465
Interchange payable to Wells Fargo Bank, N.A.	340,437	280,982
Related party payable to First Data Merchant Services Corporation	23,200	13,664
Distribution payable to Wells Fargo Bank, N.A.	76,532	72,016
Distribution payable to First Data Merchant Services Corporation	51,021	48,011
Total liabilities	1,706,957	1,422,282
Members’ equity	4,591	4,591
Total liabilities and members’ equity	$1,711,548	$1,426,873

See accompanying notes to financial statements.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Statements of Revenues and Expenses
December 31, 2015 and 2014

(Dollars in thousands)

	2015	2,014
Revenues:
Card services revenue, net of $4.3 billion and $3.5 billion in interchange	$762,608	$704,972
and assessments in 2015 and 2014, respectively
Product sales revenue	70,635	54,593
Other revenue	60,777	53,612
Net revenue	894,020	813,177
Expenses:
Cost of card services	202,769	186,955
Cost of product sold	21,464	16,141
Selling, general and administrative	145,197	132,520
Other expenses	11,160	8,734
Total expenses	380,590	344,350
Net operating income	513,430	468,827
Interest income	695	1,338
Net income	$514,125	$470,165

See accompanying notes to financial statements.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Statements of Members' Equity
December 31, 2015 and 2014
(Dollars in thousands)

	Wells Fargo Bank, N.A.	First Data Merchant Services Corporation	Total
Members’ equity at December 31, 2013	$2,755	$1,836	$4,591
Net income	282,099	188,066	470,165
Distributions to members	(282,099)	(188,066)	(470,165)
Members’ equity at December 31, 2014	2,755	1,836	4,591
Net income	308,475	205,650	514,125
Distributions to members	(308,475)	(205,650)	(514,125)
Members’ equity at December 31, 2015	$2,755	$1,836	$4,591

See accompanying notes to financial statements.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Statements of Cash Flows
December 31, 2015 and 2014
(Dollars in thousands)

	2015	2014
Cash flows from operating activities:
Net income	$514,125	$470,165
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of intangibles	318	298
Provisions for merchant credit losses	13,108	10,375
Changes in operating assets and liabilities:
Settlement assets	(212,497)	(172,676)
Accounts receivable, net of reserve for merchant credit losses	(97,490)	(54,891)
Settlement liabilities	194,672	163,911
Accounts payable and accrued expenses	13,487	5,091
Payable to Wells Fargo Bank, N.A.	59,455	47,815
Payable to First Data Merchant Services Corporation	9,536	(8,847)
Other assets	(132)	—
Net cash provided by operating activities	494,582	461,241
Cash flows from investing activities:
Contract acquisition costs	(296)	(339)
Net cash used in investing activities	(296)	(339)
Cash flows from financing activities:
Distributions to members	(506,600)	(460,576)
Net cash used in financing activities	(506,600)	(460,576)
(Decrease)/Increase in cash and cash equivalents	(12,314)	326
Cash and cash equivalents at beginning of year	64,403	64,077
Cash and cash equivalents at end of year	$52,089	$64,403

See accompanying notes to financial statements.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2015 and 2014

(Dollars in thousands, unless otherwise noted)

(1)	Business Description
Wells Fargo Merchant Services, LLC (the “Company”) is a joint venture between First Data Merchant Services Corporation (“FDMS”) and Wells Fargo Bank, N.A. (“Wells Fargo”). FDMS is a fully owned subsidiary of First Data Corporation. The Company was established pursuant to the terms of an alliance agreement (the “Membership Agreement”) dated November 1, 1993, as amended and a Limited Liability Company Agreement dated September 1, 1997, as amended. The Membership Agreement will terminate on December 31, 2019. FDMS and Wells Fargo are here-in-after referred to, individually, as a “Member” or, collectively, as “Members”.

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
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Items subject to such estimates and assumptions include the reserve for merchant credit and fee losses.

(b)	Settlement Assets and Liabilities
1) The Company has a fiduciary responsibility to its merchant customers as it relates to the transfer of funds from a cardholder’s issuing bank, via the VISA, MasterCard, American Express or Discover card companies (the “Card Associations”) and the Accel, AFFN, Alaska Option, Credit Union 24, Interlink, Jeanie, Maestro, NYCE, Pulse, NETS, Shazam, and Star Debit Networks (the “Debit Networks”). The Company records such amounts due from the issuing banks, Card Associations and Debit Networks within the balance sheet caption settlement assets while the related liability, settlement liabilities, represents amounts due to merchants. Pursuant to the Card Associations’ and Debit Networks’ rules, such fiduciary funds are not available to support the operations of the Company.
2) When a cardholder or a credit issuing institution disputes a transaction, within the Card Association guidelines, the Company's merchant customers have a liability for the disputed charges. However, in the case of merchant fraud, insolvency or bankruptcy, the Company may also be liable. Fee receivables that are ultimately deemed as uncollectable are charged-off against the merchant credit and fee loss reserve.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2015 and 2014

(Dollars in thousands, unless otherwise noted)

The Company's determination of the level of the reserve is calculated based on the level of sales volumes multiplied by loss factors taking into consideration charge-offs, recoveries and merchant collateral and rests upon various judgments and assumptions, including the review of historical data and a specific analysis of receivables due from merchants. Our charge-off policy is to fully charge down the balance when the receivable is 60 days past due. The Company requires cash deposits, guarantees, letters of credit or other types of collateral by certain merchants to minimize its credit risk. Included in the balance sheet's settlement assets is $109.2 million and $53.7 million in Merchant collateral, as of December 31, 2015 and 2014, respectively. Merchant collateral represents restricted cash held by the Company in a Wells Fargo bank account. The reserve for merchant credit losses is a valuation allowance for probable losses inherent as of the balance sheet date. The Company considers the reserve for merchant credit losses adequate to cover losses inherent in the portfolio as of December 31, 2015 and 2014.

(c)	Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2015 and 2014, the majority of the Company’s cash and cash equivalents were held in Wells Fargo accounts and are FDIC insured.

(d)	Intangibles
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

(e)	Accounts Payable and Accrued Expenses
The Company accrues for certain expenses that have been received and that are billed one month in arrears. These estimates are classified within accounts payable and accrued expenses in the balance sheet.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2015 and 2014

(Dollars in thousands, unless otherwise noted)

(f)	Income Taxes
No provision is made in the accounts of the Company for federal or state income taxes because all items of income and expense and other items affecting taxable income are allocated to the Members for inclusion in their income tax returns.

In accounting for income taxes, the Company follows the guidance in FASB ASC 740 (formerly FASB Interpretation No. 48), as amended by ASU 2009-06, Accounting for Uncertainty in Income Taxes. ASC 740 requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or ligation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Company recording a tax liability that would reduce net assets. ASC 740 also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. As an LLC and pass-through entity, the Company does not incur tax expense and is not required to record a tax provision related to uncertain tax positions, in accordance with the recognition, measurement, classification, and disclosure requirements of ASC 740-10. The U.S. is the major tax jurisdiction for the Company. The tax returns of the Company can be examined by the relevant taxing authorities until the applicable statute of limitations has expired, which is generally three to four years from the date the return is initially filed, depending on the specific jurisdiction. Based on analysis by the Company, there were no material positions identified which did not meet the “more likely than not” standard as of and for the years ended December 31, 2015 and 2014.

(g)	Members’ Equity
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

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2015 and 2014

(Dollars in thousands, unless otherwise noted)

(h)	Revenue Recognition
The Company recognizes card services revenues from its transaction processing and authorization services as such services are performed. The revenues from transaction processing and authorization services are included in card services revenue in the statement of revenue and expenses. The Company recognizes revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Certain revenues are recorded net of certain costs not controlled by the Company, including interchange and assessment fees charged by the Card Associations. Such costs totaled $4.3 billion and $3.5 billion for the years ended December 31, 2015 and 2014. The Company recognizes product revenue from merchant referred leases, rentals and sales as such services are performed. The Company records expense associated with the corresponding charge from affiliates of FDMS.

Debit revenues are recorded gross and are included within card services revenue in the statement of revenues and expenses. Debit Network fees are recorded within cost of card services in the statement of revenues and expenses. Debit revenues are recognized as such services are performed. Debit Network fees totaled $105.2 million and $101.6 million for the years ended December 31, 2015 and 2014.

In addition to the above, the Company recognizes other fees for services as such services are performed. The other revenue caption on the statement of revenues and expenses includes relevant items such as monthly fees, new account fees, income from cash advances, chargeback fees, supply fees and early termination fees.

(i)	Comprehensive Income
For the year ended December 31, 2015 and 2014 net income equals comprehensive income.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2015 and 2014

(Dollars in thousands, unless otherwise noted)

(3)	Intangibles
Following is a summary of the Company’s intangibles for the years ended December 31, 2015 and 2014:

	Intangible Assets, Gross of Accumulated Amortization	Accumulated Amortization	Intangible Assets, Net of Accumulated Amortization
Beginning balance as of January 1, 2015	$2,309	$(1,830)	$479
Additions	296	—	296
Retirements	(339)	339	—
Amortization	—	(318)	(318)
Ending balance as of December 31, 2015	$2,266	$(1,809)	$457

Beginning balance as of January 1, 2014	$2,370	$(1,933)	$437
Additions	340	—	340
Retirements	(401)	401	—
Amortization	—	(298)	(298)
Ending balance as of December 31, 2014	$2,309	$(1,830)	$479

For the years ended December 31, 2015 and 2014, amortization expense of $318 and $298, respectively, is included in other expenses in the statement of revenues and expenses.

(4)	Related Party Transactions
The Company’s primary operations are conducted through FDMS. FDMS charges the Company fees for services provided pursuant to an operating agreement (the “Operating Agreement”) dated January 31, 2000, as amended and restated. The Members also agreed to perform certain additional management functions (the “Additional Services”) of the Company, for which they will be reimbursed by the Company. These fees are included in cost of card services, cost of product sold and selling, general and administrative expenses within the statement of revenue and expense. The financial statements may not necessarily be indicative of the financial position that would have existed, or the results of operations or cash flows that would have occurred had the Company operated as an independent enterprise. During the years ended December 31, 2015 and 2014, the Company reimbursed FDMS and Wells Fargo for performing the Additional Services as follows:

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2015 and 2014

(Dollars in thousands, unless otherwise noted)

	2015
	First Data Merchant Services, Corporation	Wells Fargo Bank, NA
Cost of card services	$76,686	$—
Cost of product sold	21,464	—
Selling, general and administrative	14,324	130,873
Total	$112,474	$130,873

	2014
	First Data Merchant Services, Corporation	Wells Fargo Bank, NA
Cost of card services	$66,980	$—
Cost of product sold	16,141	—
Selling, general and administrative	12,206	120,314
Total	$95,327	$120,314

Included in the balance sheets at December 31, 2015 and 2014 is a payable to FDMS of $23,200 and $13,644, respectively. These balances primarily consist of selling, general and administrative costs, cost of card services and cost of product sold owed to FDMS which are partially offset by net revenue owed to WFMS for the contributed portfolio. These balances are settled monthly, one month in arrears.

Included in the balance sheets at December 31, 2015 and 2014 is a payable to Wells Fargo of $340,437 and $280,982, respectively, which is primarily attributable to non-interest bearing advances, made by Wells Fargo to the Company. These payable amounts are settled monthly, one month in arrears.

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
December 31, 2015 and 2014

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
FASB ASC 825, Financial Instruments, requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management estimates that the aggregate fair value of financial instruments recognized in the balance sheets (including receivables, payables and merchant collateral) approximates their carrying value; as such financial instruments are short-term in nature or carry floating rates of interest.

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

The Company’s legal obligation under these rules is to settle any individual chargeback for which an individual merchant fails to fulfill as noted above. Contractually, the maximum exposure for this obligation is the total amount of transactions processed for the preceding four months period, or from the date of delivery of the goods and services by the merchant, if longer than four months for all merchants, which in the case of the Company is in the billions of dollars. It should be noted that the Company has not experienced material chargeback loss activity as a result of merchant processing activities and advises that caution should be used when assessing the maximum exposure described above. The Company records a provision for this estimated obligation based upon a number of factors which include historical losses, credit risk of specific customers and other relevant factors. As shown below, for the years ended December 2015 and 2014, the Company incurred aggregate merchant credit losses of $12,430 and $9,229, net of recoveries, on total processed volumes. The Company calculates its provision and evaluates the appropriateness of its reserves on a monthly basis.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2015 and 2014

(Dollars in thousands, unless otherwise noted)

The following is the activity related to the reserve for merchant credit losses for the years ended December 31, 2015 and 2014:

Beginning balance as of January 1, 2015	$4,507
Provisions for credit loss	13,108
Charge-offs, net of recoveries of $696	(12,430)
Ending balance as of December 31, 2015	$5,185

Beginning balance as of January 1, 2014	$3,361
Provisions for credit loss	10,375
Charge-offs, net of recoveries of $387	(9,229)
Ending balance as of December 31, 2014	$4,507

(10)	Subsequent Events
The Company has evaluated the subsequent events from the balance sheet date through February 19, 2016, the date at which the financial statements were available to be issued, and determined that there are no other items to disclose.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

By:	/S/ FRANK BISIGNANO
Frank Bisignano
Chief Executive Officer

Date:	February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ FRANK BISIGNANO	Chief Executive Officer and Director	February 25, 2016
Frank Bisignano	(principal executive officer)

/S/ HIMANSHU A. PATEL	Executive Vice President, Chief Financial Officer	February 25, 2016
Himanshu A. Patel	(principal financial officer)

/S/ MATTHEW CAGWIN	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 25, 2016
Matthew Cagwin	(principal accounting officer)

/S/ JOE W. FOREHAND	Director	February 25, 2016
Joe W. Forehand

/S/ HENRY R. KRAVIS	Director	February 25, 2016
Henry R. Kravis

/S/ HEIDI G. MILLER	Director	February 25, 2016
Heidi G. Miller

/S/ JAMES E. NEVELS	Director	February 25, 2016
James E. Nevels

/S/ SCOTT C. NUTTALL	Director	February 25, 2016
Scott C. Nuttall

/S/ TAGAR C. OLSON	Director	February 25, 2016
Tagar C. Olson

/S/ JOSEPH J. PLUMERI	Director	February 25, 2016
Joseph J. Plumeri