Form 10-Q
period 2016-03-31
FIRST DATA CORP
filed 2016-05-11
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2016
Class A Common Stock, $0.01 par value per share	321,900,558 shares
Class B Common Stock, $0.01 par value per share	585,633,048 shares

Unless otherwise indicated or the context otherwise requires, financial data in this Form 10-Q reflects the consolidated business and operations of First Data Corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references herein to “First Data,” “FDC,” the “Company,” “we,” “our,” or “us” refer to First Data Corporation and its consolidated subsidiaries.
Amounts in this Form 10-Q and the unaudited consolidated financial statements included in this Form 10-Q are presented in U.S. Dollars rounded to the nearest million, unless otherwise noted.

Forward-Looking Statements

Certain matters we discuss in this Form 10-Q and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA), earnings, margins, growth rates, and other financial results for future periods. By their nature, forward-looking statements speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results could differ materially and adversely from our forward-looking statements due to a variety of factors, including the following: (1) adverse impacts from global economic, political, and other conditions affecting trends in consumer, business, and government spending; (2) our ability to anticipate and respond to changing industry trends, including technological changes and increasing competition; (3) our ability to successfully renew existing client contracts on favorable terms and obtain new clients; (4) our ability to prevent a material breach of security of any of our systems; (5) our ability to implement and improve processing systems to provide new products, improve functionality, and increase efficiencies; (6) our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (7) credit and fraud risks in our business units and merchant alliances, particularly in the context of eCommerce and mobile markets; (8) consolidation among financial institution clients or other client groups that impacts our client relationships; (9) our ability to improve our profitability and maintain flexibility in our capital resources through the implementation of cost savings initiatives; (10) our ability to successfully value and integrate acquired businesses, including those outside of the United States; (11) our high degree of leverage; (12) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (13) changes in the interest rate environment that increase interest on our borrowings or the interest rate at which we can refinance our borrowings; (14) the impact of new laws, regulations, credit card association rules, or other industry standards; and (15) new lawsuits, investigations, or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, and various other factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2015, including but not limited to, Item 1 - Business, Item 1A - Risk Factors, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as required by law, we do not intend to revise or update any forward-looking statement as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in millions, except per share and share amounts)	2016	2015
Revenues:
Transaction and processing service fees (a)	$1,591	$1,566
Product sales and other (a)	279	256
Total revenues (excluding reimbursable items)	1,870	1,822
Reimbursable PIN debit fees, postage, and other	907	873
Total revenues	2,777	2,695
Expenses:
Cost of services (exclusive of items shown below)	731	714
Cost of products sold	78	76
Selling, general, and administrative	564	520
Depreciation and amortization	238	251
Other operating expenses	21	1
Total expenses (excluding reimbursable items)	1,632	1,562
Reimbursable PIN debit fees, postage, and other	907	873
Total expenses	2,539	2,435
Operating profit	238	260
Interest expense, net	(263)	(406)
Loss on debt extinguishment	(46)	—
Other income	6	35
Loss before income taxes and equity earnings in affiliates	(65)	(111)
Income tax expense	5	3
Equity earnings in affiliates	64	51
Net loss	(6)	(63)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	50	49
Net loss attributable to First Data Corporation	$(56)	$(112)

Net loss per share, basic and diluted	$(0.06)	$(112,000)
Weighted-average shares used to compute basic and diluted net loss per share	896,339,379	1,000

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $53 million and $50 million for the three months ended March 31, 2016 and 2015, respectively.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(in millions)	2016	2015
Net loss	$(6)	$(63)
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	—	6
Foreign currency translation adjustment	(64)	(173)
Total other comprehensive loss, net of tax	(64)	(167)
Comprehensive loss	(70)	(230)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	52	38
Comprehensive loss attributable to First Data Corporation	$(122)	$(268)

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions, except common stock share amounts)	As of March 31, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$311	$429
Accounts receivable, net of allowance for doubtful accounts of $74 and $71	1,768	1,826
Settlement assets	7,777	8,150
Other current assets	359	381
Total current assets	10,215	10,786
Property and equipment, net of accumulated depreciation of $1,363 and $1,367	964	951
Goodwill	16,862	16,846
Customer relationships, net of accumulated amortization of $5,399 and $5,299	2,043	2,136
Other intangibles, net of accumulated amortization of $2,215 and $2,134	1,792	1,783
Investment in affiliates	1,040	1,048
Other long-term assets	809	812
Total assets	$33,725	$34,362
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,537	$1,639
Short-term and current portion of long-term borrowings	604	856
Settlement obligations	7,777	8,150
Total current liabilities	9,918	10,645
Long-term borrowings	18,857	18,737
Deferred tax liabilities	443	431
Other long-term liabilities	823	812
Total liabilities	30,041	30,625
Commitments and contingencies (See note 10)
Redeemable noncontrolling interest	73	77
First Data Corporation stockholders' equity:
Class A Common stock, $0.01 par value; 1,600,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 182,811,430 shares and 179,873,244 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2	2
Class B Common stock, $0.01 par value; 800,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 723,570,588 shares and 719,330,114 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	7	7
Additional paid-in capital	12,989	12,910
Accumulated loss	(11,088)	(11,032)
Accumulated other comprehensive loss	(1,285)	(1,219)
Total First Data Corporation stockholders' equity	625	668
Noncontrolling interests	2,986	2,992
Total equity	3,611	3,660
Total liabilities and equity	$33,725	$34,362
 See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6)	$(63)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	262	277
Charges (gains) related to other operating expenses and other income	15	(34)
Loss on debt extinguishment	46	—
Stock-based compensation expense	115	7
Other non-cash and non-operating items, net	—	6
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	61	(8)
Other assets, current and long-term	16	(39)
Accounts payable and other liabilities, current and long-term	(102)	(232)
Income tax accounts	(21)	(16)
Net cash provided by (used in) operating activities	386	(102)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(53)	(67)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(64)	(78)
Other investing activities, net	(6)	(22)
Net cash used in investing activities	(123)	(167)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	498	337
Proceeds from issuance of long-term debt	896	—
Payment of call premiums and debt issuance cost	(43)	—
Principal payments on long-term debt	(1,651)	(20)
Payment of taxes related to net settlement of equity awards	(39)	—
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(58)	(63)
Other financing activities, net	24	(1)
Net cash (used in) provided by financing activities	(373)	253
Effect of exchange rate changes on cash and cash equivalents	(8)	(2)
Change in cash and cash equivalents	(118)	(18)
Cash and cash equivalents at beginning of period	429	358
Cash and cash equivalents at end of period	$311	$340
NON-CASH TRANSACTIONS:
Capital leases, net of trade-ins	$44	$5

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Stockholders
	Common Stock						Accumulated Other Comprehensive Income (Loss)
(in millions, except common stock share amounts)	Class A		Class B		Additional Paid-In Capital	Accumulated Loss		Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2015	179,873,244	$2	719,330,114	$7	$12,910	$(11,032)	$(1,219)	$2,992	$3,660
Dividends and distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(50)	(50)
Net (loss) income (a)	—	—	—	—	—	(56)	—	42	(14)
Other comprehensive (loss) income	—	—	—	—	—	—	(66)	2	(64)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	4	—	—	—	4
Stock compensation expense and other	—	—	—	—	114	—	—	—	114
Stock activity under stock compensation plans, net of treasury stock	2,938,186	—	4,240,474	—	(39)	$—	$—	$—	(39)
Balance, March 31, 2016	182,811,430	$2	723,570,588	$7	$12,989	$(11,088)	$(1,285)	$2,986	$3,611

	First Data Corporation Stockholders
	Common Stock						Accumulated Other Comprehensive Income (Loss)
(in millions, except common stock share amounts)	Class A		Class B		Additional Paid-In Capital	Accumulated Loss		Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2014 (b)	1,000	$—	—	$—	$9,906	$(9,547)	$(929)	$3,100	$2,530
Dividends and distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(55)	(55)
Net (loss) income (a)	—	—	—	—	—	(112)	—	41	(71)
Other comprehensive loss	—	—	—	—	—	—	(156)	(11)	(167)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	(8)	—	—	—	(8)
Stock compensation expense and other	—	—	—	—	6	—	—	—	6
Cash dividends paid by First Data Corporation to Parent	—	—	—	—	—	(1)	—	—	(1)
Balance, March 31, 2015	1,000	$—	—	$—	$9,904	$(9,660)	$(1,085)	$3,075	$2,234

(a)
The total net loss presented in the unaudited consolidated statements of equity for the three months ended March 31, 2016 and 2015 is $8 million and $8 million, respectively, greater than the amount presented in the unaudited consolidated statements of operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

(b)    1,000 shares relates to common stock without a class that was eliminated upon the merger with First Data Holdings during the fourth quarter of 2015.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Business Description

First Data Corporation (FDC or the Company) is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers. The services the Company provides include merchant transaction processing and acquiring; credit, retail, and debit card issuing and processing; prepaid services; and check verification, settlement and guarantee services; as well as solutions to help clients grow their businesses including the Company's Clover line of payment solutions and related applications.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Significant accounting policies disclosed therein have not changed.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2016 and December 31, 2015 and the consolidated results of its operations, comprehensive income (loss), consolidated cash flows and changes in equity for the three months ended March 31, 2016 and 2015. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Presentation

Depreciation and amortization presented as a separate line item on the Company’s unaudited consolidated statements of operations does not include amortization of initial payments for new contracts which is recorded as contra-revenue within “Transaction and processing service fees.” Also not included is amortization related to equity method investments which is netted within “Equity earnings in affiliates.” The following table presents the amounts associated with such amortization for the periods presented:

	Three months ended March 31,
(in millions)	2016	2015
Amortization of initial payments for new contracts	$15	$11
Amortization related to equity method investments	9	15

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the case of contracts that the Company owns and manages, revenue is comprised of fees charged to the client, net of interchange fees and assessments charged by the credit card associations, and is recognized at the time the client accepts a point of sale transaction. The fees charged to the client are a percentage of the credit card and signature-based debit card transaction’s dollar value, a fixed amount, or a combination of the two. Personal identification number based debit (PIN-debit) network fees are recognized in “Reimbursable PIN debit fees, postage, and other” revenues and expenses in the unaudited consolidated statements of operations. STAR Network access fees charged to clients are assessed on a per transaction basis. Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows for the periods presented:

	Three months ended March 31,
(in millions)	2016	2015
Interchange fees and assessments	$5,287	$4,965
PIN-Debit fees	726	710

The Company records deferred revenue when it receives payments or invoices in advance of the delivery of products or the performance of services. The deferred revenue is recognized into earnings when underlying performance obligations are achieved. As of March 31, 2016 and December 31, 2015, current deferred revenue included within "Accounts payable and accrued liabilities" in the Company's unaudited consolidated balance sheets was $137 million and $140 million, respectively. As of March 31, 2016 and December 31, 2015, noncurrent deferred revenue included within "Other long-term liabilities" in the Company's unaudited consolidated balance sheets was $154 million and $146 million, respectively.

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

In February 2016, the FASB issued guidance which requires lessees to put most leases on their balance sheets. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors and provides new presentation and disclosure requirements for both lessees and lessors. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued guidance that will change some aspects of the accounting for stock-based payments to employees. Under the new guidance, companies will be required to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and to present excess tax benefits as an operating activity on the statement of cash flows. The guidance may also change how companies account for forfeitures and an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation.  The new guidance will be effective for public companies for fiscal years beginning after December 15, 2016 as well as interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2: Borrowings

(in millions)	As of March 31, 2016	As of December 31, 2015
Short-term borrowings:
Foreign lines of credit and other arrangements	$42	$43
Senior secured revolving credit facility at either (i) LIBOR for deposits in the applicable currency plus 350 basis points or (ii) the prime rate plus 250 basis points.	269	—
Accounts receivable securitized loan at LIBOR plus 200 basis points or a base rate equal to the highest of (i) the applicable lender's prime rate, or (ii) the federal funds rate plus 0.50%	233	—
Unamortized deferred financing costs (a)	(3)	—
Total Short-term borrowings	541	43
Current portion of long-term borrowings:
8.75% Senior secured second lien notes due 2022	—	750
Unamortized discount and unamortized deferred financing costs	—	(10)
Other arrangements	3	—
Capital lease obligations	60	73
Total Current portion of long-term borrowings	63	813
Total Short-term and current portion of long-term borrowings	604	856
Long-term borrowings:
Senior secured term loan facility due March 2018 at LIBOR and euro LIBOR plus 3.5% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 2.5%	4,068	4,938
Senior secured term loan facility due September 2018 at LIBOR plus 3.5% or a base rate plus 2.5%	1,008	1,008
Senior secured term loan facility due March 2021 at LIBOR and euro LIBOR plus 4.0% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 3.0%	1,179	1,171
Senior secured term loan facility due July 2022 at LIBOR and euro LIBOR plus 3.75% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 2.75%	2,487	2,464
6.75% Senior secured first lien notes due 2020	1,398	1,398
5.375% Senior secured first lien notes due 2023	1,210	1,210
5.0% Senior secured first lien notes due 2024	1,900	1,000
5.75% Senior secured second lien notes due 2024	2,200	2,200
7.0% Senior unsecured notes due 2023	3,400	3,400
Unamortized discount and unamortized deferred financing costs (a)	(178)	(174)
Other arrangements	19	—
Capital lease obligations	166	122
Total Long-term borrowings	18,857	18,737
Total Borrowings (b) (c)	$19,461	$19,593

(a)
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

(b)
As of March 31, 2016 and December 31, 2015, the fair value of the Company's long-term borrowings was $19.1 billion and $19.6 billion, respectively. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.

(c)	The effective interest rate is not substantially different than the coupon rate on any of the Company's debt tranches.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Lines of Credit and Other Arrangements

As of March 31, 2016 and December 31, 2015, the Company had $253 million and $245 million, respectively, available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. As of March 31, 2016 and December 31, 2015, this also includes a $75 million committed line of credit for one of the Company's U.S. alliances. The remainder of these arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the euro. Of the amounts outstanding as of March 31, 2016 and December 31, 2015, $21 million and $17 million, respectively, were uncommitted.

Senior Secured Revolving Credit Facility

The Company has a $1.25 billion senior secured revolving credit facility maturing on June 2, 2020 subject to certain earlier springing maturity provisions in certain circumstances. Up to $250 million of the new senior secured revolving credit facility is available for letters of credit, of which $43 million and $42 million of letters of credit were issued under these facilities as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, $938 million remained available.

Accounts Receivable Securitization Agreement

On December 31, 2015, the Company established a new fully consolidated and wholly owned subsidiary, First Data Receivables, LLC (FDR).  FDR and FDC entered into an agreement where certain wholly owned subsidiaries of FDC agreed to transfer and contribute receivables to FDR. FDR’s assets are not available to satisfy obligations of any other entities or affiliates of FDC. FDR's creditors will be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to FDR’s equity holders. As of March 31, 2016, the Company transferred $310 million in receivables to FDR as part of the securitization program and FDR utilized the receivables as collateral in borrowings of $233 million. As of March 31, 2016, the receivables held by FDR are recorded within “Accounts receivable, net” in the Company's unaudited consolidated balance sheets.

Recent Events

On January 1, 2016, the Company designated the euro-denominated portions of the Senior secured term loan facility due March 2018, Senior secured term loan facility due March 2021, and the Senior secured term loan facility due July 2022 as non-derivative hedges of net investments in foreign operations. As such, foreign currency gains and losses on the euro-denominated portions of these terms loans is recorded within "Foreign currency translation adjustment" on the Company's unaudited consolidated statements of comprehensive income (loss) to the extent the hedges are effective. Foreign currency gains and losses on the euro-denominated portions of these term loans were previously recorded within "Other income" on the Company's unaudited consolidated statements of operations. As of January 1, 2016, approximately $1 billion in euro-denominated senior secured term loan facilities were designated.

On January 15, 2016, the Company redeemed our 8.75% senior secured second lien notes. Associated with the redemption, the Company recorded $43 million in loss on debt extinguishment.

On March 29, 2016, the Company issued and sold $900 million aggregate principal amount of additional 5.0% Senior Secured Notes due 2024, which mature on January 15, 2024, pursuant to the indenture governing the 5.0% Senior Secured Notes due 2024 that were issued on November 25, 2015. The additional notes are expected to be treated as a single series with the existing 5.0% Senior secured first lien notes due 2024 and will have the same terms as those of the Existing 5.0% Notes. The Company used the net proceeds from the issue and sale of the additional notes to repay a portion of its U.S. dollar-denominated senior secured term loan facility due March 2018 and to pay related fees and expenses. Associated with the partial redemption of the U.S. dollar-denominated senior secured term loan facility, the Company recorded $3 million in loss on debt extinguishment.

On April 13, 2016, the Company refinanced its U.S. dollar-denominated senior secured term loan due March 2018 through new and existing lenders to provide approximately $3.7 billion of U.S. dollar-denominated senior secured term loans due March 2021. The senior secured term loan due March 2021 bears interest at a rate of LIBOR plus 400 basis points or a base rate plus 300 basis points. In connection with this transaction, the Company will record approximately $5 million in loss on debt extinguishment and expense approximately $11 million in debt issuance costs.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3: Stock Compensation Plans
The Company provides stock-based compensation awards to its employees under the 2015 Omnibus Incentive Plan (stock plan), which the Company adopted in conjunction with its initial public offering on October 15, 2015. The stock plan allows for the Company to award an equity interest in the Company.
Total stock-based compensation expense recognized in the "Cost of services" and “Selling, general, and administrative” line items of the consolidated statements of operations resulting from stock options, non-vested restricted stock awards, and non-vested restricted stock units was as follows for the periods presented:

	Three months ended March 31,
(in millions)	2016	2015
Cost of services	$49	$—
Selling, general, and administrative	66	7
Total	$115	$7

Substantially all of the Company's employees are granted restricted stock awards or units on an annual basis and during the three months ended March 31, 2016, 14 million restricted stock awards and units were granted at a weighted average price per share of $12.54 and generally vest 20% after the first anniversary, 40% after the second anniversary, and the remaining 40% on the third anniversary.

As of March 31, 2016, there was $110 million and $286 million of total unrecognized compensation expense related to non-vested stock options and restricted stock, respectively. Previously unrecognized expense of $52 million was recognized during the three months ended March 31, 2016 in connection with the Company's initial public offering.

During the three months ended March 31, 2016, the Company paid approximately $39 million of taxes related to the net settlement of vested equity awards. The transaction is recorded as a reduction to stockholders’ equity.

For additional information on the Company’s stock compensation plans, refer to note 4 “Stock Compensation Plans” in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Note 4: Net Loss Per Share
Upon First Data Holdings, Inc. (FDH), the Company's direct parent company, merging with and into FDC on October 13, 2015, all outstanding shares of FDH's Class A Common Stock, Class B Common Stock, and Series A Voting Participating Convertible Preferred Stock (Series A Preferred Stock) automatically converted to identical shares of the Company's stock. Following the filing of the Company's prospectus with the Securities and Exchange Commission on October 15, 2015, holders of existing Class B Common Stock and Series A Preferred Stock received Class B Common Stock in the Company. Other than voting rights, this common stock has the same rights as the Class A Common Stock and therefore both are treated as the same class of stock for purposes of the net loss per share calculation.
Basic net loss per share is calculated by dividing net loss attributable to FDC by the weighted-average shares outstanding during the period, without consideration for any potential dilutive shares. Diluted net loss per share has been computed to give effect to the impact, if any, of shares issuable upon the assumed exercise of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock.
For the three months ended March 31, 2016, all outstanding options and unvested restricted stock were excluded from the calculation of diluted shares due to these securities being anti-dilutive because of the Company’s net loss attributable to FDC.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of the Company's basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
(in millions, except share amounts)	2016	2015
Numerator:
Net loss used in computing net loss per share, basic and diluted	$(56)	$(112)

Denominator:
Shares used in computing net loss per share, basic and diluted (a)	896,339,379	1,000

Net loss per share, basic and diluted	$(0.06)	$(112,000)

Anti-dilutive shares excluded from diluted net loss per share	46,345,843	—

(a)	2015 net loss per share, basic and diluted is calculated using 1,000 shares outstanding prior to the merger with FDH and the filing of the Company's prospectus in October 2015.
Note 5: Segment Information

For a detailed discussion of the Company’s principles and its operating segments refer to note 7 “Segment Information” in the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following tables present the Company’s operating segment results for the periods presented:

	Three months ended March 31, 2016
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Transaction and processing service fees	$755	$337	$313	$—	$1,405
Product sales and other	189	49	39	—	277
Equity earnings in affiliates	11	—	—	—	11
Total segment revenues	$955	$386	$352	$—	$1,693
Depreciation and amortization	$103	$94	$27	$4	$228
Adjusted EBITDA	376	155	151	(46)	636
Other operating expenses and Other income (expense) excluding divestitures	(17)	4	(2)	—	(15)

	Three months ended March 31, 2015
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Transaction and processing service fees	$769	$319	$305	$—	$1,393
Product sales and other	187	38	31	—	256
Equity earnings in affiliates	6	—	—	—	6
Total segment revenues	$962	$357	$336	$—	$1,655
Depreciation and amortization	$119	$97	$21	$8	$245
Adjusted EBITDA	360	119	130	(46)	563
Other operating expenses and Other income (expense) excluding divestitures	9	(3)	—	27	33

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of reportable segment amounts to the Company’s consolidated balances for the periods presented:

	Three months ended March 31,
(in millions)	2016	2015
Total segment revenues:	$1,693	$1,655
Adjustments for non wholly owned entities (a)	14	20
ISOs commission expense (b)	163	147
Reimbursable debit network fees, postage, and other	907	873
Total revenues	$2,777	$2,695

Total Adjusted EBITDA	$636	$563
Adjustments to reconcile to Net loss attributable to First Data Corporation:
Adjustments for non wholly owned entities (a)	10	7
Depreciation and amortization	(238)	(251)
Interest expense, net	(263)	(406)
Loss on debt extinguishment	(46)	—
Other items (c)	(35)	(15)
Income tax expense	(5)	(3)
Stock-based compensation	(115)	(7)
Net loss attributable to First Data Corporation	$(56)	$(112)

(a)	Net adjustment to reflect the Company's proportionate share of alliance revenue and adjusted EBITDA and amortization related to equity method investments not included in adjusted EBITDA.

(b)	Reported within "Selling, general, and administrative expense" in the unaudited consolidated statements of operations.

(c)
Includes adjustments to exclude the official check and money order businesses due to the Company's wind down of these businesses, restructuring, certain retention bonuses, non-normal course litigation and regulatory settlements, debt issuance expenses, and “Other income" as presented in the unaudited consolidated statements of operations, which includes divestitures, impairments, derivative gains and (losses), non-operating foreign currency gains (losses), cost of alliance conversions, Kohlberg, Kravis, and Roberts (KKR) fees, and debt issuance costs.

The following table presents a reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the unaudited consolidated statements of cash flows for the periods presented:

	Three months ended March 31,
(in millions)	2016	2015
Segment depreciation and amortization	$228	$245
Adjustments for non wholly owned entities	19	21
Amortization of initial payments for new contracts (a)	15	11
Total consolidated depreciation and amortization per unaudited consolidated statements of cash flows	262	277
Amortization of equity method investments (b)	(9)	(15)
Amortization of initial payments for new contracts (a)	(15)	(11)
Total consolidated depreciation and amortization per unaudited consolidated statements of operations	$238	$251

(a)	Included in "Transaction and processing service fees" as contra-revenue in the Company's unaudited consolidated statements of operations.

(b)	Included in "Equity earnings in affiliates" in the Company's unaudited consolidated statements of operations.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6: Income Taxes
The following table presents the Company's income tax expense and effective income tax rate for the periods presented:

	Three months ended March 31,
(in millions)	2016	2015
Income tax expense	$5	$3
Effective income tax rate	(500)%	(5)%

The effective tax rates for the three months ended March 31, 2016 and 2015 were different from the statutory rate as a result of the Company's inability to recognize tax benefits attributable to its domestic losses while at the same time recording tax expense on its foreign earnings. The Company's tax expense was also impacted by the Company not recording tax expense on noncontrolling interests from pass through entities. Additionally, the near break-even pretax loss for the period ended March 31, 2016 amplifies variations between the effective income tax rate and the statutory tax rate in the same period.

The Company's liability for unrecognized tax benefits was approximately $246 million as of March 31, 2016. The Company anticipates it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $123 million over the next twelve months beginning March 31, 2016 as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.
Note 7: Redeemable Noncontrolling Interest

One of the Company's noncontrolling interests is redeemable at the option of the holder and is presented outside of equity and carried at its estimated redemption value.

The following table presents a summary of the redeemable noncontrolling interest activity during the periods presented:

(in millions)	2016	2015
Balance as of January 1,	$77	$70
Distributions	(8)	(8)
Share of income	8	8
Adjustment to redemption value of redeemable noncontrolling interest	(4)	8
Balance as of March 31,	$73	$78
Note 8: Derivative Financial Instruments

The Company enters into the following types of derivatives:

•
Floating to fixed interest rate swaps: The Company uses interest rate swaps to mitigate its exposure to interest rate fluctuations on interest payments related to variable rate debt. The Company uses these contracts in non-qualifying hedging relationships.

•
Foreign exchange contracts: The Company uses cross-currency swaps to protect the net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates. The Company uses these contracts in both qualifying and non-qualifying hedging relationships.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company held the following derivative instruments as of the dates indicated:

		As of March 31, 2016			As of December 31, 2015
(in millions)	Notional Currency	Notional Value	Assets (a)	Liabilities (a)	Notional Value	Assets (a)	Liabilities (a)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts	AUD	260	$55	$—	260	$65	$—
Foreign exchange contracts (b)	EUR	—	—	—	200	51	—
Foreign exchange contracts	GBP	250	49	—	250	39	—
Foreign exchange contracts	CAD	110	19	—	110	24	—
			123	—		179	—
Derivatives not designated as hedging instruments:
Interest rate contracts	USD	5,000	—	(41)	5,000	—	(56)
			$123	$(41)		$179	$(56)

(a)
Of the balances included in the table above, in aggregate, $123 million of assets and $38 million of liabilities, net $85 million, as of March 31, 2016 and $179 million of assets and $51 million of liabilities, net $128 million, as of December 31, 2015 are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b)	The forward exchange contracts matured in January 2016 at a net settlement value of $49 million.

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Instruments on the Unaudited Consolidated Financial Statements

Derivative gains and (losses) were as follows for the periods indicated:

	Three months ended March 31,
	2016		2015
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in net investment hedging relationships:
Gain (loss) recognized in Foreign currency translation adjustment in the consolidated statements of comprehensive income (loss) (effective portion)	$—	$(8)	$—	$67
Derivatives not designated as hedging instruments:
Gain (loss) recognized in Other income in the consolidated statements of operations	(4)	—	(5)	3

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income related to derivative instruments classified as cash flow hedges and a net investment hedge held by the Company for the periods presented:

(in millions, after tax)	Three months ended March 31,
	2016	2015
Accumulated gain included in other comprehensive income (loss) at beginning of the period	$86	$37
Increase (decrease) in fair value of derivatives that qualify for hedge accounting, net of tax (a)	(5)	42
Accumulated gain included in other comprehensive income (loss) at end of the period	$81	$79

(a)	Gains and (losses) are included in “Foreign currency translation adjustment” in the unaudited consolidated statements of comprehensive income (loss).
Note 9: Restructuring

During the three months ended March 31, 2016 and 2015, the Company recorded restructuring charges in connection with management’s alignment of the business with strategic objectives, cost savings initiatives, the departure of certain executive officers, and refinements of estimates.

On May 4, 2015, the Company announced a strategic expense management initiative to optimize its annualized expense base by mid-2016. Anticipated restructuring costs will be approximately $125 million, which includes approximately $25 million related to non-cash charges associated with the sale of facilities. The Company has expensed approximately $74 million through March 31, 2016. The net charge is mostly due to costs for severance, retention, and transition, but also includes asset impairments, professional services fees, and gains/losses on the sale of facilities.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of net pretax charges incurred by segment and reported within "Other operating expenses" on the consolidated statement of operations was as follows for the periods presented:

	Three months ended March 31,
(in millions)	2016	2015
Global Business Solutions	$(3)	$—
Global Financial Solutions	(1)	—
Network & Security Solutions	(2)	—
Corporate	(15)	(1)
Restructuring, net	$(21)	$(1)

The following table summarizes the Company’s utilization of restructuring accruals for the period presented:

(in millions)	Employee Severance	Other
Remaining accrual as of January 1, 2016	$29	$1
Restructuring, net	21	—
Cash payments and other	(25)	(1)
Remaining accrual as of March 31, 2016	$25	$—

Note 10: Commitments and Contingencies

The Company is involved in various legal proceedings. Accruals have been made with respect to these matters, where appropriate, which are reflected in the Company’s unaudited consolidated financial statements. The Company may enter into discussions regarding settlement of these matters and may enter into settlement agreements if it believes settlement is in the best interest of the Company. The matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition and/or results of operations.

Legal

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party, (2) merchant customer matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee and collection activities, and (3) other matters which may include issues such as employment. The Company’s estimates of the reasonably possible ranges of losses in excess of any amounts accrued are $0 to $10 million for patent infringement, $0 to $50 million for merchant customer matters, and $0 to $30 million for other matters, resulting in a total estimated range of reasonably possible losses of $0 to $90 million for all of the matters described above.

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
(Unaudited)

Note 11: Investment in Affiliates

Segment results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance programs.

As of March 31, 2016, the Company has an unconsolidated significant subsidiary that is not required to be consolidated, but represents more than 20% of the Company’s pretax loss. Summarized financial information for the affiliate is presented below for the periods presented:

	Three months ended March 31,
(in millions)	2016	2015
Net operating revenues	$218	$211
Operating expenses	96	89
Operating income	$122	$122
Net income	$122	$122
FDC equity earnings	43	38
Note 12: Supplemental Financial Information
Supplemental Unaudited Consolidated Statements of Operations Information

The following table details the components of “Other income” on the unaudited consolidated statements of operations for the periods presented:

	Three months ended March 31,
(in millions)	2016	2015
Derivative financial instruments losses	$(4)	$(2)
Divestitures, net gains	—	1
Non-operating foreign currency gains	10	36
Other income	$6	$35

Note 13: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in note 2 "Borrowings" in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, FDC's 7.0% senior notes are guaranteed by most of the existing and future, direct and indirect, wholly owned, domestic subsidiaries of FDC (Guarantors). The Guarantors guarantee the senior secured revolving credit facility, senior secured term loan facility, the 5.0% senior secured notes, the 5.375% senior secured notes, and the 6.75% senior secured notes, which rank senior in right of payment to all existing and future unsecured and second lien indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The Guarantors guarantee the 5.75% senior second lien notes which rank senior in right of payment to all existing and future unsecured indebtedness of FDC’s guarantor subsidiaries to the extent of the value of the collateral. The 7.0% senior note guarantee is unsecured and ranks equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries but senior in right of payment to all existing and future subordinated indebtedness of FDC’s guarantor subsidiaries.

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following tables present the results of operations, comprehensive income, financial position and cash flows of the Company (FDC Parent Company), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and consolidation adjustments for the periods presented to arrive at the information for the Company on a consolidated basis:

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2016
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$948	$718	$(75)	$1,591
Product sales and other	—	194	117	(32)	279
Total revenues (excluding reimbursable items)	—	1,142	835	(107)	1,870
Reimbursable PIN debit fees, postage, and other	—	622	285	—	907
Total revenues	—	1,764	1,120	(107)	2,777
Expenses:
Cost of services (exclusive of items shown below)	—	406	352	(27)	731
Cost of products sold	—	70	40	(32)	78
Selling, general, and administrative	166	254	192	(48)	564
Depreciation and amortization	1	149	88	—	238
Other operating expenses	12	7	2	—	21
Total expenses (excluding reimbursable items)	179	886	674	(107)	1,632
Reimbursable PIN debit fees, postage, and other	—	622	285	—	907
Total expenses	179	1,508	959	(107)	2,539
Operating (loss) profit	(179)	256	161	—	238
Interest expense, net	(256)	(5)	(2)	—	(263)
Loss on debt extinguishment	(46)	—	—	—	(46)
Interest income (expense) from intercompany notes	63	(62)	(1)	—	—
Other (expense) income	(2)	—	8	—	6
Equity earnings from consolidated subsidiaries	226	56	—	(282)	—
(Loss) income before income taxes and equity earnings in affiliates	(194)	245	166	(282)	(65)
Income tax (benefit) expense	(138)	115	28	—	5
Equity earnings in affiliates	—	55	9	—	64
Net (loss) income	(56)	185	147	(282)	(6)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	19	31	50
Net (loss) income attributable to First Data Corporation	$(56)	$185	$128	$(313)	$(56)
Comprehensive (loss) income	$(122)	$198	$150	$(296)	$(70)
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	21	31	52
Comprehensive income (loss) attributable to First Data Corporation	$(122)	$198	$129	$(327)	$(122)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$914	$725	$(73)	$1,566
Product sales and other	—	165	105	(14)	256
Total revenues (excluding reimbursable items)	—	1,079	830	(87)	1,822
Reimbursable PIN debit fees, postage, and other	—	601	272	—	873
Total revenues	—	1,680	1,102	(87)	2,695
Expenses:
Cost of services (exclusive of items shown below)	—	405	382	(73)	714
Cost of products sold	—	53	37	(14)	76
Selling, general, and administrative	32	287	201	—	520
Depreciation and amortization	4	150	97	—	251
Other operating (income) expenses	(1)	2	—	—	1
Total expenses (excluding reimbursable items)	35	897	717	(87)	1,562
Reimbursable PIN debit fees, postage, and other	—	601	272	—	873
Total expenses	35	1,498	989	(87)	2,435
Operating (loss) profit	(35)	182	113	—	260
Interest expense, net	(402)	(3)	(1)	—	(406)
Interest income (expense) from intercompany notes	81	(77)	(4)	—	—
Other income (expense)	69	—	(34)	—	35
Equity earnings from consolidated subsidiaries	172	38	—	(210)	—
(Loss) income before income taxes and equity earnings in affiliates	(115)	140	74	(210)	(111)
Income tax (benefit) expense	(3)	3	3	—	3
Equity earnings in affiliates	—	48	3	—	51
Net (loss) income	(112)	185	74	(210)	(63)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	16	33	49
Net (loss) income attributable to First Data Corporation	$(112)	$185	$58	$(243)	$(112)
Comprehensive (loss) income	$(267)	$158	$(156)	$35	$(230)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	5	33	38
Comprehensive (loss) income attributable to First Data Corporation	$(267)	$158	$(161)	$2	$(268)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2016
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2	$24	$285	$—	$311
Accounts receivable, net of allowance for doubtful accounts	—	496	1,272	—	1,768
Settlement assets (a)	—	3,766	4,011	—	7,777
Intercompany notes receivable	1	—	—	(1)	—
Other current assets	86	171	102	—	359
Total current assets	89	4,457	5,670	(1)	10,215
Property and equipment, net of accumulated depreciation	37	646	281	—	964
Goodwill	—	9,145	7,717	—	16,862
Customer relationships, net of accumulated amortization	—	1,182	861	—	2,043
Other intangibles, net of accumulated amortization	604	703	485	—	1,792
Investment in affiliates	4	889	147	—	1,040
Long-term intercompany receivables	9,036	15,683	7,123	(31,842)	—
Long-term intercompany notes receivable	3,474	215	9	(3,698)	—
Long-term deferred tax assets	479	—	—	(479)	—
Other long-term assets	248	364	264	(67)	809
Investment in consolidated subsidiaries	26,263	5,886	—	(32,149)	—
Total assets	$40,234	$39,170	$22,557	$(68,236)	$33,725
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$334	$681	$522	$—	$1,537
Short-term and current portion of long-term borrowings	267	61	276	—	604
Settlement obligations (a)	—	3,766	4,011	—	7,777
Intercompany notes payable	—	—	1	(1)	—
Total current liabilities	601	4,508	4,810	(1)	9,918
Long-term borrowings	18,675	182	—	—	18,857
Long-term deferred tax liabilities	—	836	86	(479)	443
Long-term intercompany payables	19,646	7,111	5,085	(31,842)	—
Long-term intercompany notes payable	224	3,383	91	(3,698)	—
Other long-term liabilities	463	278	149	(67)	823
Total liabilities	39,609	16,298	10,221	(36,087)	30,041
Redeemable equity interest	—	—	73	(73)	—
Redeemable noncontrolling interest	—	—	—	73	73
First Data Corporation stockholders' equity	625	22,872	6,277	(29,149)	625
Noncontrolling interests	—	—	100	2,886	2,986
Equity of consolidated alliance	—	—	5,886	(5,886)	—
Total equity	625	22,872	12,263	(32,149)	3,611
Total liabilities and equity	$40,234	$39,170	$22,557	$(68,236)	$33,725

(a)
The majority of the Guarantor settlement assets relate to the Company’s merchant acquiring business. The Company believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of December 31, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$105	$16	$308	$—	$429
Accounts receivable, net of allowance for doubtful accounts	—	826	1,000	—	1,826
Settlement assets (a)	—	4,273	3,877	—	8,150
Intercompany notes receivable	436	86	10	(532)	—
Other current assets	98	188	95	—	381
Total current assets	639	5,389	5,290	(532)	10,786
Property and equipment, net of accumulated depreciation	37	640	274	—	951
Goodwill	—	9,139	7,707	—	16,846
Customer relationships, net of accumulated amortization	—	1,235	901	—	2,136
Other intangibles, net of accumulated amortization	604	703	476	—	1,783
Investment in affiliates	5	900	143	—	1,048
Long-term intercompany receivables	8,523	15,192	6,321	(30,036)	—
Long-term intercompany notes receivable	3,415	236	9	(3,660)	—
Long-term deferred tax assets	524	—	—	(524)	—
Other long-term assets	259	358	265	(70)	812
Investment in consolidated subsidiaries	25,692	5,588	—	(31,280)	—
Total assets	$39,698	$39,380	$21,386	$(66,102)	$34,362
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$283	$792	$564	$—	$1,639
Short-term and current portion of long-term borrowings	740	70	46	—	856
Settlement obligations (a)	—	4,273	3,877	—	8,150
Intercompany notes payable	96	408	28	(532)	—
Total current liabilities	1,119	5,543	4,515	(532)	10,645
Long-term borrowings	18,616	119	2	—	18,737
Long-term deferred tax liabilities	—	875	80	(524)	431
Long-term intercompany payables	18,583	6,874	4,579	(30,036)	—
Long-term intercompany notes payable	245	3,353	62	(3,660)	—
Other long-term liabilities	467	288	127	(70)	812
Total liabilities	39,030	17,052	9,365	(34,822)	30,625
Redeemable equity interest	—	—	77	(77)	—
Redeemable noncontrolling interest	—	—	—	77	77
First Data Corporation stockholders' equity	668	22,328	5,933	(28,261)	668
Noncontrolling interests	—	—	88	2,904	2,992
Equity of consolidated alliance	—	—	5,923	(5,923)	—
Total equity	668	22,328	11,944	(31,280)	3,660
Total liabilities and equity	$39,698	$39,380	$21,386	$(66,102)	$34,362

(a)
The majority of the Guarantor settlement assets relate to the Company’s merchant acquiring business. The Company believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2016
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(56)	$185	$147	$(282)	$(6)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1	164	97	—	262
Charges (gains) related to other operating expenses and other income (expense)	14	7	(6)	—	15
Loss on debt extinguishment	46	—	—	—	46
Stock-based compensation expense	115	—	—	—	115
Other non-cash and non-operating items, net	(216)	(51)	(15)	282	—
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in operating assets and liabilities	59	(83)	(22)	—	(46)
Net cash (used in) provided by operating activities	(37)	222	201	—	386
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	—	(13)	(40)	—	(53)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(51)	(13)	—	(64)
Other investing activities, net	13	53	—	(72)	(6)
Net cash provided by (used in) investing activities	13	(11)	(53)	(72)	(123)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	269	—	229	—	498
Proceeds from issuance of long-term debt	896	—	—	—	896
Payment of call premiums and debt issuance cost	(43)	—	—	—	(43)
Principal payments on long-term debt	(1,637)	(12)	(2)	—	(1,651)
Payment of taxes related to net settlement of equity awards	(39)	—	—	—	(39)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(8)	(50)	(58)
Distributions paid to equity holders	—	—	(103)	103	—
Other financing activities, net	16	8	(19)	19	24
Intercompany	459	(202)	(257)	—	—
Net cash used in financing activities	(79)	(206)	(160)	72	(373)
Effect of exchange rate changes on cash and cash equivalents	—	3	(11)	—	(8)
Change in cash and cash equivalents	(103)	8	(23)	—	(118)
Cash and cash equivalents at beginning of period	105	16	308	—	429
Cash and cash equivalents at end of period	$2	$24	$285	$—	$311

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(112)	$185	$74	$(210)	$(63)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	4	170	103	—	277
(Gains) charges related to other operating expenses and other income (expense)	(70)	2	34	—	(34)
Stock-based compensation expense	7	—	—	—	7
Other non-cash and non-operating items, net	(160)	(37)	(7)	210	6
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(258)	(76)	39	—	(295)
Net cash (used in) provided by operating activities	(589)	244	243	—	(102)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(4)	(37)	(26)	—	(67)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(59)	(19)	—	(78)
Other investing activities, net	12	59	—	(93)	(22)
Net cash provided by (used in) investing activities	8	(37)	(45)	(93)	(167)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	372	—	(35)	—	337
Principal payments on long-term debt	—	(16)	(4)	—	(20)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(8)	(55)	(63)
Distributions paid to equity holders	—	—	(112)	112	—
Other financing activities, net	(1)	—	(36)	36	(1)
Intercompany	223	(191)	(32)	—	—
Net cash provided by (used in) financing activities	594	(207)	(227)	93	253
Effect of exchange rate changes on cash and cash equivalents	—	4	(6)	—	(2)
Change in cash and cash equivalents	13	4	(35)	—	(18)
Cash and cash equivalents at beginning of period	—	23	335	—	358
Cash and cash equivalents at end of period	$13	$27	$300	$—	$340

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management's discussion and analysis should also be read in conjunction with the management's discussion and analysis and consolidated financial statements for the year ended December 31, 2015 included in our annual report filed with the Securities and Exchange Commission on February 25, 2016.
Executive Overview

We sit at the center of global electronic commerce. We believe we offer our clients the most complete array of integrated solutions in the industry, covering their needs across next generation commerce technologies, merchant acquiring, issuing, and network solutions. We serve our clients in 118 countries, reaching approximately 6 million business locations over the course of a year and over 4,000 financial institutions. We believe we have the industry’s largest distribution network, driven by our partnerships with many of the world’s leading financial institutions, our direct sales force, and a network of distribution partners. We are the largest merchant acquirer, issuer processor, and independent network services provider in the world, enabling businesses to accept electronic payments, helping financial institutions issue credit, debit and prepaid cards, and routing secure transactions between them. In 2015, we processed 79 billion transactions globally, or over 2,500 per second, and processed 28% of the world’s eCommerce volume. In our largest market, the United States, we acquired $1.7 trillion of payment volume, accounting for nearly 10% of U.S. GDP.

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
Components of Revenue

We generate revenue by providing commerce-enabling solutions. Our components of revenue have not changed from those discussed within “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Key factors affecting the comparability of our results of operations are summarized below.

Currency Impact

A portion of our revenues and expenses are in foreign currencies. As a result, changes in foreign currencies against the U.S. dollar can impact our results of operations. Additionally, we have intercompany debts in foreign currencies, which impacts our results of operations. In recent periods, the U.S. dollar has appreciated significantly against most foreign currencies, which has negatively impacted our revenues generated in foreign currencies as presented in U.S. dollars in our consolidated financial statements. We have presented changes related to our segment results of operations on a constant currency basis in “Operating revenues overview.”

Interest Expense and Debt Extinguishment Costs

As a result of our 2015 capital market activities, we have lowered the average interest rate of our outstanding debt from 7.4% as of March 31, 2015 to 5.5% as of March 31, 2016. In addition, we incurred a $46 million loss on debt extinguishment for the quarter ended March 31, 2016.

Stock-Based Compensation Expense

Directly associated with our initial public offering, we incurred approximately $52 million in stock-based compensation expense during the first quarter of 2016. In addition, we incurred a $56 million increase in ongoing stock-based compensation expense during the current quarter compared to the same quarter in 2015, as employee awards were expensed over the employees service period. See note 3 “Stock Compensation Plans” to our unaudited consolidated financial statements in Part I of this unaudited Form 10-Q for additional information about our stock compensation plans.

Restructuring and Cost Management Initiatives

In connection with our announced cost management initiatives, we expect to incur approximately $125 million of restructuring charges, which includes approximately $25 million related to non-cash charges associated with the sale of facilities, of which we incurred $21 million during the first quarter of 2016 and $53 million for the year ended December 31, 2015, primarily related to severance costs. We expect to achieve $200 million in annualized gross savings by the middle of 2016 from such initiatives.
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
Overview

For the three months ended March 31, 2016, revenues increased 3% to $2.8 billion and operating profit decreased 8% to $238 million. On a constant currency basis, revenue was up 5%, driven by all segments. Foreign currency negatively impacted total revenue and operating profit by 2 percentage points and 3 percentage points, respectively.

Net loss attributable to First Data Corporation for the three months ended March 31, 2016 improved 50% to $56 million from $112 million. The improvement in net loss is attributable to improved operating results and lower interest expense of $143 million, partially offset by $46 million of debt extinguishment charges and an increase of $108 million in stock-based compensation expense.
Segment Results

We operate three reportable segments: Global Business Solutions, Global Financial Solutions, and Network & Security Solutions. Our segments are designed to establish global lines of businesses that work seamlessly with our teams in our regions of North America, EMEA, LATAM, and APAC. Our Corporate operations (as described below) are not discussed separately as any changes that had a significant impact on operating results are included in our consolidated results.

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

•
Adjusted EBITDA by segment includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses, and other income (expense). Additionally, adjusted EBITDA is adjusted for items similar to certain of those used in calculating our compliance with debt covenants. The additional items that are adjusted to determine adjusted EBITDA are:

•	stock-based compensation and related expenses are excluded;

•	debt issuance costs are excluded and represent costs associated with issuing debt and modifying our debt structure; and

•	KKR related items including annual sponsor and other fees for management, consulting, financial, contract termination, and other advisory services are excluded.

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

•
Corporate operations include corporate-wide governance functions such as our executive management team, tax, treasury, internal audit, corporate strategy, and certain accounting, human resources and legal costs related to supporting the corporate function. Costs incurred by Corporate that are attributable to a segment are allocated to the respective segment.

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

Operating revenues overview

	Three months ended March 31,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change
Revenues:
Global Business Solutions	$955	$962	(1)%	2%
Global Financial Solutions	386	357	8%	12%
Network & Security Solutions	352	336	5%	5%
Total segment revenue	1,693	1,655	2%	5%
Adjustments to reconcile to consolidated revenue:
Adjustments for non wholly owned entities	14	20	(30)%	(35)%
Independent sales organizations (ISOs) commissions	163	147	11%	12%
Total revenues (excluding reimbursable items)	1,870	1,822	3%	5%
Reimbursable PIN debit fees, postage, and other	907	873	4%	4%
Total revenues	$2,777	$2,695	3%	5%

Global Business Solutions segment results
The following table displays total segment revenue by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth.

	Three months ended March 31,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change
Revenues:
North America	$737	$755	(2)%	(2)%
EMEA	140	124	13%	17%
APAC	41	45	(9)%	(2)%
LATAM	37	38	(3)%	44%
Total segment revenue	$955	$962	(1)%	2%
Key indicators:
North America merchant transactions (a)	10,744	10,015	7%
International merchant transactions (b)	1,766	1,549	14%

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

Global Business Solutions Segment revenue increased 2% on a constant currency basis for the three months ended March 31, 2016 compared to the same period in 2015 led by constant currency growth in our EMEA and LATAM regions. North America revenue growth declined driven by the timing of network assessment fees collected during 2015 which negatively impacted segment revenue growth by approximately $18 million as well as a mix of transaction growth and lower blended yield, partially offset by an increase in software sales of approximately $10 million. Software sales increased as a result of investments in our merchant suite of products, including the roll-out of our Transarmor Solutions which experienced significant year over year customer growth. Constant currency revenue growth in our EMEA region was driven by volume growth and a $10 million benefit from changes in interchange pricing. Constant currency revenue growth in our LATAM region was driven by revenue growth in our Brazil market of approximately $8 million and growth in Argentina of approximately $7 million. The revenue growth in Argentina is a result of rising costs and higher volumes. Constant currency revenue remained flat in our APAC region.

North America transaction growth for the three months ended March 31, 2016 compared to the same period in 2015 was driven largely by growth within our third party distribution channels. International transaction growth for the three months ended March 31, 2016 compared to the same period in 2015 outpaced revenue growth due to the impact of foreign currency exchange rate movements.

Global Financial Solutions segment results
The following table displays total revenue by segment region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth.

	Three months ended March 31,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change
Revenues:
North America	$234	$210	11%	11%
EMEA	103	101	2%	6%
APAC	18	20	(10)%	(1)%
LATAM	31	26	19%	44%
Total segment revenue	$386	$357	8%	12%
Key indicators:
North America card accounts on file (a)	814	719	13%
International card accounts on file (b)	151	135	12%

(a)	North America card accounts on file reflect the total number of bankcard credit and retail credit accounts as of the end of the periods presented.

(b)	International card accounts on file reflect total bankcard and retail accounts outside the United States and Canada as of the end of the periods presented.

Global Financial Solutions Segment revenue increased 12% on a constant currency basis for the three months ended March 31, 2016 compared to the same period in 2015 led by growth in our North America, EMEA, and LATAM regions. North America revenue growth was roughly split evenly between our plastics and print businesses and our credit and retail card processing businesses. Growth in print and plastics was driven by higher print volumes primarily from new business, and plastics growth resulting from EMV card issuances. Credit and retail processing growth was driven by an increase in card accounts tied to growth from existing customers and new business. EMEA revenue growth was primarily driven by growth in active card accounts on file. LATAM first quarter 2016 revenue was positively impacted by a $8.5 million license fee resolution in Brazil as well as a growth in active card accounts on file.

North America card accounts on file increased for the three months ended March 31, 2016 compared to the same period in 2015 from new account conversions and growth from existing customers. International accounts on file increased for the three months ended March 31, 2016 compared to the same period in 2015 due to new portfolios of existing clients throughout all of our international regions.
Network & Security Solutions segment results
The following table displays total revenue by product. Our Network & Security Solutions segment is comprised of more than 99% domestic businesses with no material foreign exchange impact on reported results.

	Three months ended March 31,
(in millions)	2016	2015	Change
Revenues:
EFT Network	$115	$115	—%
Stored Value Network	85	76	12%
Security and Fraud	103	94	10%
Other (a)	49	51	(4)%
Segment revenue	$352	$336	5%
Key indicators:
Network transactions (EFT and Stored Value) (b)	4,764	4,415	8%

(a)	Other revenue is primarily comprised of revenue generated from our Government and Online banking businesses.

(b)	Network transactions include the debit issuer processing transactions, STAR Network issuer transactions, and closed loop and open loop transactions.

Network & Security Solutions revenue increased 5% for the three months ended March 31, 2016 compared to the same period in 2015 driven by strong growth within our Stored Value Network and Security and Fraud product categories. EFT Network revenue was flat as growth from new and existing clients of $7 million was offset by the impact of long-term debit processing contract renewals. Stored Value Network revenue increased $8 million due to growth in our closed loop gift business. Security and Fraud revenue increased $9 million due growth of $13 million from our suite of security and fraud products, partially offset by revenue declines within our TeleCheck business.

Network transaction growth for the three months ended March 31, 2016 compared to the same period in 2015 was driven by growth in all network transaction categories.

Reimbursable PIN debit fees, postage, and other

Reimbursable PIN debit fees, postage, and other revenue increased for the three months ended March 31, 2016 compared to the same period in 2015 due to transaction and volume growth related to PIN debit fees of approximately $20 million and print and plastics mailing services.

Operating expenses overview

	Three months ended March 31,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change
Cost of services (exclusive of items shown below)	$731	$714	2%	4%
Cost of products sold	78	76	3%	7%
Selling, general, and administrative	564	520	8%	10%
Depreciation and amortization	238	251	(5)%	(3)%
Other operating expenses	21	1	NM	NM
Total expenses (excluding reimbursable items)	1,632	1,562	4%	6%
Reimbursable PIN debit fees, postage, and other	907	873	4%	4%
Total expenses	$2,539	$2,435	4%	6%

Cost of services

	Three months ended March 31,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change
Salaries, wages, bonus, and other	$375	$390	(4)%
Stock-based compensation	49	—	NM
Outside professional services	62	60	3%
Software, telecommunication infrastructure, and repairs	100	95	5%
Other	145	169	(14)%
Cost of services expense	$731	$714	2%	4%

Cost of services expense increased for the three months ended March 31, 2016 compared to the same period in 2015 due to a $49 million increase in stock-based compensation of which $22 million relates to expenses associated with our initial public offering. Salary expenses declined due to our focus on cost management which decreased contractor related costs by approximately $20 million. Other expenses declined as the first quarter of 2015 was negatively impacted by two client-related matters totaling $25 million.

Cost of products sold

Cost of products sold expense remained relatively flat for the three months ended March 31, 2016 compared to the same period in 2015.

Selling, general, and administrative

	Three months ended March 31,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change
Salaries, wages, bonus, and other	$178	$189	(6)%
Stock-based compensation	66	7	NM
Independent sales organizations (ISOs) commissions	163	147	11%
Outside professional services	50	54	(7)%
Commissions	33	39	(15)%
Other	74	84	(12)%
Selling, general, and administrative expense	$564	$520	8%	10%

Selling, general, and administrative expense increased for the three months ended March 31, 2016 compared to the same periods in 2015 due to increased stock-based compensation of $59 million and a $16 million increase in ISO commissions. The stock-based compensation expense was split between expenses associated with our initial public offering of approximately $30 million and recurring expenses of approximately $36 million. The growth in ISO commissions was primarily driven by revenue growth within our ISO channels. Salaries, wages, bonus, and other declined as a result of our expense management initiatives. Other expenses decreased due to enhanced expense management across all segments.

Depreciation and amortization

	Three months ended March 31,
(in millions)	2016	2015	Percent Change
Depreciation expense	$73	$72	1%
Amortization expense (a)	165	179	(8)%
Depreciation and amortization	$238	$251	(5)%
(a) Decrease driven by a reduction in amortization expense on acquisition intangibles.

Other operating expenses, net

Other operating expenses increased due to restructuring costs incurred as part of our expense management initiative. Refer to note 9 “Restructuring” to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for details regarding restructuring charges and our restructuring program. Pursuant to our announced expense management initiative, we expect to achieve $200 million in gross annualized savings by mid-2016. We expect to incur $125 million of restructuring charges of which we have incurred $74 million of this expense through March 31, 2016, principally related to severance costs.

Reimbursable PIN debit fees, postage, and other

Reimbursable PIN debit fees, postage, and other expense increased for the three months ended March 31, 2016 compared to the same periods in 2015 due to transaction and volume growth related to PIN debit fees of approximately $20 million and print and plastics mailing services.

Interest expense, net

	Three months ended March 31,
(in millions)	2016	2015	Percent Change
Interest expense, net	$(263)	$(406)	(35)%

Interest expense, net decreased significantly for the three months ended March 31, 2016 compared to the same period in 2015 due to lower outstanding debt balances as a result of debt extinguishments and lower interest rates as a result of debt exchanges and refinancing activity during the third quarter of 2015 and the first quarter of 2016. Refer to note 2 "Borrowings" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.

Loss on debt extinguishment

	Three months ended March 31,
(in millions)	2016	2015	Percent Change
Loss on debt extinguishment	$(46)	$—	NM

Refer to note 2 “Borrowings” to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.
Other income (expense)

	Three months ended March 31,
(in millions)	2016	2015
Derivative financial instruments (losses)	$(4)	$(2)
Divestitures, net	—	1
Non-operating foreign currency gains	10	36
Other income	$6	$35

Non-operating foreign currency gains

As of January 1, 2016, all of our euro-denominated debt was designated as a hedge against our net investment in our euro business units, with the gain (loss) now recognized through comprehensive income (loss). The gain recognized within "Other income" during the three months ended March 31, 2016 was driven by gains on intercompany loans. The gain for the three months ended March 31, 2015 relates to currency translations on our euro-denominated debt, which is now hedged, and on our intercompany loans. The gain during the three months ended March 31, 2015 was driven by the U.S. dollar strengthening 11% against the euro.

Income taxes

	Three months ended March 31,
(in millions)	2016	2015
Income tax expense	$5	$3
Effective income tax rate	(500)%	(5)%

The effective tax rates for the three months ended March 31, 2016 and 2015 were different from the statutory rate as a result of our inability to recognize tax benefits attributable to our domestic losses while at the same time recording tax expense on our foreign earnings. Our tax expense was also impacted by us not recording tax expense on noncontrolling interests from pass through entities. Additionally, the near break-even pretax loss for the period ended March 31, 2016 amplifies variations between the effective income tax rate and the statutory tax rate in the same period.

Our liability for unrecognized tax benefits was approximately $246 million as of March 31, 2016. We anticipate that it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $123 million over the next twelve months beginning March 31, 2016 as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

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

Equity earnings in affiliates

	Three months ended March 31,
(in millions)	2016	2015	Percent Change
Equity earnings in affiliates	$64	$51	25%

Equity earnings in affiliates increased for the three months ended March 31, 2016 compared to the same periods in 2015 due to lower amortization expense of approximately $7 million and $4 million due to interchange pricing benefits and volume growth in EMEA.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Three months ended March 31,
(in millions)	2016	2015	Percent Change
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	$50	$49	2%

Net income attributable to noncontrolling interests and redeemable noncontrolling interest mostly relates to our consolidated alliances. Net income attributable to noncontrolling interests and redeemable noncontrolling interest remained flat during the three months ended March 31, 2016 compared to the same period in 2015. Refer to note 7 “Redeemable Noncontrolling Interests" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.
Adjusted EBITDA Overview
The following table displays adjusted EBITDA by segment for the periods indicated:

	Three months ended March 31,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change
Adjusted EBITDA:
Global Business Solutions	$376	$360	4%	8%
Global Financial Solutions	155	119	30%	33%
Network & Security Solutions	151	130	16%	16%
Corporate	(46)	(46)	—%	—%
Total Adjusted EBITDA	$636	$563	13%	16%

The following table displays adjusted EBITDA margin by segment for the periods indicated:

	Three months ended March 31,
	2016	2015	Change
Adjusted EBITDA Margin:
Global Business Solutions	39.4%	37.4%	200	bps
Global Financial Solutions	40.2%	33.3%	690	bps
Network & Security Solutions	42.9%	38.7%	420	bps
Total Adjusted EBITDA	37.6%	34.0%	360	bps

Global Business Solutions

Global Business Solutions Adjusted EBITDA increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily driven by the revenue items noted previously within "Global Business Solutions segment results", specifically the growth within our international regions along with expense savings resulting from management expense initiatives. Additionally, adjusted EBITDA benefited by approximately $5 million from gains on the revaluation of U.S. dollar denominated assets and liabilities in Argentina.

Global Financial Solutions

Global Financial Solutions Adjusted EBITDA increased for the three months ended March 31, 2016 compared to the same period in 2015 due to the impact of the revenue items noted within "Global Financial Solutions segment results" above which includes $8.5 million from a license fee resolution. Expenses remained relatively flat on a constant currency basis primarily due to our management expense initiative to reduce fixed costs throughout our business which was offset by variable revenue driven expense growth.

Network & Security Solutions

Network & Security Solutions Adjusted EBITDA increased for the three months ended March 31, 2016 compared to the same period in 2015 due to the revenue items noted within "Network & Security Solutions segment results". In addition to revenue growth, expenses declined by approximately $4 million due to expenses associated with strategic investments made during the first quarter of 2015.

Corporate

Corporate Adjusted EBITDA remained flat for the three months ended March 31, 2016 compared to the same period in 2015.
Liquidity and Capital Resources

Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility and accounts receivable securitization facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business.

Over the past few years, we completed various amendments and modifications to certain of our debt agreements in an effort to extend our debt maturities and lower interest rates. Details regarding our debt structure are provided in note 2 "Borrowings" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2015.

During the first quarter of 2016, we redeemed our 8.75% senior secured second lien notes and $887 million of our senior secured term loan facility due March 2018. We also issued $900 million aggregate principal amount of 5.0% senior secured first lien notes. Associated with these transactions we recorded $46 million in loss on debt extinguishment.

On April 13, 2016, our senior secured term loan due March 2018 was refinanced through new and existing lenders to provide approximately $3.7 billion of senior secured term loans due March 2021. The senior secured term loan due March 2021 bears interest at a rate of LIBOR plus 400 basis points or a base rate plus 300 basis points. In connection with this transaction, we will record approximately $5 million in loss on debt extinguishment and expense $11 million in debt issuance costs.

As of May 11, 2016, our long-term corporate family rating from Moody’s was B2 (positive outlook). The long-term local issuer credit rating from Standard and Poor’s was B+ (stable). The long-term issuer default rating from Fitch was B (positive). Our current level of debt may limit our ability to get additional funding beyond our revolving credit facility and accounts receivable securitization facility if needed. A decrease in our credit ratings could affect our ability to access future financing, which could result in increased interest expense in the future.

Cash and cash equivalents Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of March 31, 2016 and December 31, 2015, we held $311 million and $429 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by our subsidiaries, Banc of America Merchant Services and Integrated Payment Systems, that are not available to fund operations outside of those subsidiaries. As of March 31, 2016 and December 31, 2015, the cash and cash equivalents held by these subsidiaries totaled $128 million and $136 million, respectively. All other domestic cash balances, to the extent available, are used to fund our short-term liquidity needs.

Cash and cash equivalents also include amounts held outside of the U.S., totaling $156 million and $161 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, there was approximately $98 million of cash and cash equivalents held outside of the United States that was unavailable for general corporate purposes. We plan to fund any international cash needs throughout the remainder of 2016 within our international operations with cash held by our international entities, but if necessary, could fund such needs using cash from the United States, subject to satisfying debt covenant restrictions.
Cash flows

	Three months ended March 31,
Source/(use) (in millions)	2016	2015
Net cash provided by (used in) operating activities	$386	$(102)
Net cash used in investing activities	(123)	(167)
Net cash (used in) provided by financing activities	(373)	253

Cash flows from operating activities

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of our working capital requirements.
Our operating cash flow is significantly impacted by our level of debt. Approximately $186 million and $561 million in cash interest was paid during the three months ended March 31, 2016 and 2015, respectively. The decrease in cash interest payments is driven by timing of debt payments due to debt extinguishments and refinancings and a significant decrease in the weighted average interest rate on our debt.
The chart below reconciles the change in operating cash flows for the three months ended March 31, 2015 to March 31, 2016.

Source/(use) (in millions)	Three months ended March 31, 2016
Net cash used in operating activities, previous period	$(102)
Increases (decreases) in:
Net income, excluding other operating expenses and other income (a)	254
Depreciation and amortization	(15)
Working capital	249
Net cash provided by operating activities, current period	$386

(a)
Excludes loss on debt extinguishment, stock-based compensation expense and other non-cash items. For a review of our current quarter operating results, see "Results of operations" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.

For the three months ended March 31, 2016 compared to the same period in 2015, net income, excluding other operating expenses and other income increased due to the items noted previously within "Results of Operations." Working capital improved due to an approximate $239 million from changes in interest accruals and payments as a result of our debt extinguishments and debt restructuring activities as well as the timing of normal working capital requirements.
Cash flows from investing activities

Cash flows used in investing activities decreased for the three months ended March 31, 2016 compared to the same period in 2015 due to lower capital expenditures for software of $36 million and $16 million of investments purchased in 2015, partially offset by a $16 million customer signing bonus paid during the current quarter.

Cash flows from financing activities

Cash flows from financing activities decreased for the three months ended March 31, 2016 compared to the same period in 2015 due to an $887 million prepayment on our March 2018 senior secured term loan, $750 million paid for the redemption of our previously outstanding 8.75% senior secured second lien notes, a reduction of amounts outstanding against our senior secured revolving credit facility of $103 million, and $39 million of taxes paid related to the vesting of employee equity awards, partially offset by $896 million of proceeds from the March 2016 issuance of 5.0% senior secured first lien notes and $233 million of proceeds from our accounts receivable securitization facility.

Senior secured revolving credit facility

As of March 31, 2016, our senior secured revolving credit facility had commitments from financial institutions to provide $1.25 billion of credit. The revolving credit facility matures on June 2, 2020, subject to earlier springing maturity provisions in certain circumstances. Besides the letters of credit discussed below, we had $269 million outstanding against this facility as of March 31, 2016 and no amounts outstanding as of December 31, 2015. As of March 31, 2016, $938 million remained available under the facility. Excluding the letters of credit, the maximum amount outstanding against this facility during the three months ended March 31, 2016 was approximately $430 million while the average amount outstanding during the three months ended March 31, 2016 was approximately $199 million.

The senior secured revolving credit facility can be used for working capital and general corporate purposes. We utilize our senior secured revolving credit facility to fund investing or financing activities when cash flows from operating activities are not sufficient. We believe cash on hand and cash flow generated through our normal operating activities in conjunction with the capacity under our senior secured revolving credit facility and accounts receivable securitization facility is sufficient to meet our liquidity needs.

There are multiple institutions that have commitments under this facility with none representing more than 18% of remaining capacity.

Accounts receivable securitization agreement

As of March 31, 2016, we had $233 million of outstanding borrowings and $310 million of pledged receivables under our accounts receivable securitization agreement. For additional information regarding our accounts receivable securitization agreement, refer to note 2 "Borrowings" to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q.
Letters, lines of credit, and other

	Total Available (a)		Total Outstanding
(in millions)	As of March 31, 2016	As of December 31, 2015	As of March 31, 2016	As of December 31, 2015
Letters of credit (b)	$250	$250	$43	$42
Lines of credit and other (c)	253	245	42	43

(a)	Total available without giving effect to amounts outstanding.

(b)
Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The largest amount of letters of credit outstanding was approximately $43 million during the three months ended March 31, 2016. All letters of credit expire on or prior to February 28, 2017 with a one-year renewal option. We expect to renew most of the letters of credit prior to expiration.

(c)
As of March 31, 2016, represents $232 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity. We cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, we had borrowings outstanding against them.

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

The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior notes, and senior subordinated notes. As of March 31, 2016, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $13.3 billion, Covenant EBITDA of $3.3 billion and a Ratio of 4.1 to 1.0.

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

The calculation of Covenant EBITDA under our senior secured term loan facility is as follows:

(in millions)	Last twelve months ended March 31, 2016
Net loss attributable to First Data Corporation	$(1,425)
Interest expense and income, net	1,394
Income tax expense	103
Depreciation and amortization (1)	1,118
EBITDA	1,190

Loss on debt extinguishment	1,114
Stock-based compensation	437
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	214
Projected near-term cost savings and revenue enhancements (2)	103
KKR related items	94
Restructuring, net	73
Non-operating foreign currency (gains) and losses	(15)
Derivative financial instruments (gains) and losses	19
Equity entities taxes, depreciation and amortization (3)	11
Other (4)	36
Covenant EBITDA	$3,276

(1)
Includes amortization of initial payments for new contracts which is recorded as a contra-revenue within "Transaction and processing service fees" of $55 million and amortization related to equity method investments, which is netted within the "Equity earnings in affiliates" line of $54 million.

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

(4)
Includes items such as impairments, customer disputes, earnouts, cost of alliance conversions, litigation and regulatory settlements, debt issuance costs, other technology initiatives, and other as applicable to the period presented.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016 and 2015, we did not engage in any off-balance sheet financing activities.

Contractual Obligations

During the three months ended March 31, 2016, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 31, 2015 in our Annual Report on Form 10-K for the year ended December 31, 2015.
Critical Accounting Policies

Our critical accounting policies have not changed from those reported as of December 31, 2015 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Guidance

Refer to note 1 “Basis of Presentation and Summary of Significant Accounting Policies” in our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for new accounting guidance issued during the three months ended March 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our assets include cash equivalents as well as both fixed and floating rate interest-bearing securities. These investments arise primarily from settlement funds held by us pending settlement.

Our interest rate-sensitive liabilities are our debt instruments. Our senior secured term loan facility is subject to variable interest rates. We have interest rate swaps on $5 billion of our variable rate debt that convert the debt to fixed rates. The interest rate swaps expire during September 2016. Therefore, as of March 31, 2016, we have approximately $4.2 billion of variable rate debt that is not subject to a fixed rate swap.

Based on the March 31, 2016 balances, a 100 basis point increase in short-term interest rates on an annualized basis compared to the interest rates as of March 31, 2016, which for the three month LIBOR was 0.6286%, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of approximately $50 million. The $50 million decrease to pretax income (due to a 100 basis point increase in variable rates as of March 31, 2016) is due to a $67 million increase in interest expense related to our balance of variable interest rate debt, net of interest rate swaps. The increase in interest expense would be partially offset by a $18 million increase in interest income. A decrease in interest rates would result in an increase to pretax income. Actual interest rates could change significantly more than 100 basis points. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

We are exposed to changes in currency rates as a result of our investments in foreign operations, revenues generated in currencies other than the U.S. dollar and foreign currency-denominated loans. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Refer to note 8 "Derivative Financial Instruments" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the changes in foreign currency exchange rates.

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in an increase to pretax income of approximately $27 million. This increase results from a $20 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the twelve months preceding December 31, 2015, and a $7 million increase related to foreign exchange on intercompany loans. The increase is partially offset by $4 million related to euro-denominated term loans held by us. There is inherent limitation in the sensitivity analysis presented, primarily due to the assumption that foreign exchange movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Regulatory

Through our merchant alliances, we hold an ownership interest in several competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, we actively maintain an antitrust compliance program.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2016. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During 2015, we commenced the migration of certain activities in connection with our strategic expense management initiative. This migration continues to present transitional risks to maintaining adequate internal controls over financial reporting. Other than with respect to this migration, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. None of these matters, either individually or in the aggregate, currently are material to us.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report or, where indicated, were filed and are incorporated by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
4.1	First Supplemental Indenture, dated as of March 29, 2016, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 5.000% Senior Secured Notes due 2024	8-K	1-11073	4.2	3/29/2016
4.2	2016 March Extension Amendment and Joinder, dated as of April 13, 2016, among the Company, certain of its subsidiaries, the lender party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, Exhibit A — Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	4/19/2016
10.1 (1)*	First Data Corporation Amended and Restated 2015 Employee Stock Purchase Plan
31.1 (1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

*	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date:	May 11, 2016	By	/s/ HIMANSHU A. PATEL
Himanshu A. Patel
Executive Vice President, Chief Financial Officer
(principal financial officer)

Date:	May 11, 2016	By	/s/ MATTHEW CAGWIN
Matthew Cagwin
Senior Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)