Form 10-Q
period 2016-06-30
FIRST DATA CORP
filed 2016-08-03
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2016
Class A Common Stock, $0.01 par value per share	341,456,745 shares
Class B Common Stock, $0.01 par value per share	568,557,573 shares

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

Forward-Looking Statements

Certain matters we discuss in this Form 10-Q and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA), earnings, margins, growth rates, and other financial results for future periods. By their nature, forward-looking statements speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results could differ materially and adversely from our forward-looking statements due to a variety of factors, including the following: (1) adverse impacts from global economic, political, and other conditions affecting trends in consumer, business, and government spending; (2) our ability to anticipate and respond to changing industry trends, including technological changes and increasing competition; (3) our ability to successfully renew existing client contracts on favorable terms and obtain new clients; (4) our ability to prevent a material breach of security of any of our systems; (5) our ability to implement and improve processing systems to provide new products, improve functionality, and increase efficiencies; (6) our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (7) credit and fraud risks in our business units and merchant alliances, particularly in the context of eCommerce and mobile markets; (8) consolidation among financial institution clients or other client groups that impacts our client relationships; (9) our ability to improve our profitability and maintain flexibility in our capital resources through the implementation of cost savings initiatives; (10) our ability to successfully value and integrate acquired businesses, including those outside of the United States; (11) our high degree of leverage; (12) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (13) changes in the interest rate environment that increase interest on our borrowings or the interest rate at which we can refinance our borrowings; (14) the impact of new laws, regulations, credit card association rules, or other industry standards; and (15) new lawsuits, investigations, or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, and various other factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2015, including but not limited to, Item 1 - Business, Item 1A - Risk Factors, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A- Risk Factors in this quarterly report on Form 10-Q. Except as required by law, we do not intend to revise or update any forward-looking statement as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share and share amounts)	2016	2015	2016	2015
Revenues:
Transaction and processing service fees (a)	$1,669	$1,667	$3,260	$3,233
Product sales and other (a)	307	279	586	535
Total revenues (excluding reimbursable items)	1,976	1,946	3,846	3,768
Reimbursable PIN debit fees, postage, and other	952	926	1,859	1,799
Total revenues	2,928	2,872	5,705	5,567
Expenses:
Cost of services (exclusive of items shown below)	698	655	1,429	1,369
Cost of products sold	86	85	164	161
Selling, general, and administrative	500	526	1,064	1,046
Depreciation and amortization	238	252	476	503
Other operating expenses	24	19	45	20
Total expenses (excluding reimbursable items)	1,546	1,537	3,178	3,099
Reimbursable PIN debit fees, postage, and other	952	926	1,859	1,799
Total expenses	2,498	2,463	5,037	4,898
Operating profit	430	409	668	669
Interest expense, net	(284)	(405)	(547)	(811)
Loss on debt extinguishment	(9)	—	(55)	—
Other income (expense)	38	(24)	44	11
Income (loss) before income taxes and equity earnings in affiliates	175	(20)	110	(131)
Income tax expense	28	10	33	13
Equity earnings in affiliates	68	63	132	114
Net income (loss)	215	33	209	(30)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	63	59	113	108
Net income (loss) attributable to First Data Corporation	$152	$(26)	$96	$(138)

Net income (loss) per share:
Basic	$0.17	$(26,000)	$0.11	$(138,000)
Diluted	$0.17	$(26,000)	$0.10	$(138,000)

Weighted-average common shares outstanding:
Basic	899,874,086	1,000	897,798,717	1,000
Diluted	914,428,682	1,000	916,324,626	1,000

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $45 million and $98 million for the three and six months ended June 30, 2016, respectively, and $48 million and $98 million for the comparable periods in 2015.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Net income (loss)	$215	$33	$209	$(30)
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	—	(1)	—	5
Foreign currency translation adjustment	(41)	37	(105)	(136)
Pension liability adjustments	—	2	—	2
Total other comprehensive (loss) income, net of tax	(41)	38	(105)	(129)
Comprehensive income (loss)	174	71	104	(159)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest, net of tax	62	62	114	100
Comprehensive income (loss) attributable to First Data Corporation, net of tax	$112	$9	$(10)	$(259)

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions, except common stock share amounts)	As of June 30, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$282	$429
Accounts receivable, net of allowance for doubtful accounts of $73 and $71	1,763	1,826
Settlement assets	8,506	8,150
Other current assets	485	381
Total current assets	11,036	10,786
Property and equipment, net of accumulated depreciation of $1,408 and $1,367	889	951
Goodwill	16,808	16,846
Customer relationships, net of accumulated amortization of $5,487 and $5,299	1,944	2,136
Other intangibles, net of accumulated amortization of $2,277 and $2,134	1,799	1,783
Investment in affiliates	1,034	1,048
Other long-term assets	739	812
Total assets	$34,249	$34,362
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,512	$1,639
Short-term and current portion of long-term borrowings	308	856
Settlement obligations	8,506	8,150
Total current liabilities	10,326	10,645
Long-term borrowings	18,828	18,737
Deferred tax liabilities	437	431
Other long-term liabilities	839	812
Total liabilities	30,430	30,625
Commitments and contingencies (See note 10)
Redeemable noncontrolling interest	74	77
First Data Corporation stockholders' equity:
Class A Common stock, $0.01 par value; 1,600,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 341,678,022 shares and 179,873,244 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3	2
Class B Common stock, $0.01 par value; 649,266,673 shares and 800,000,000 shares authorized as of June 30, 2016 and December 31, 2015, respectively; 568,596,787 shares and 719,330,114 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	6	7
Additional paid-in capital	13,049	12,910
Accumulated loss	(10,936)	(11,032)
Accumulated other comprehensive loss	(1,325)	(1,219)
Total First Data Corporation stockholders' equity	797	668
Noncontrolling interests	2,948	2,992
Total equity	3,745	3,660
Total liabilities and equity	$34,249	$34,362
 See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$209	$(30)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	528	557
Charges related to other operating expenses and other income (expense)	1	9
Loss on debt extinguishment	55	—
Stock-based compensation expense	171	23
Other non-cash and non-operating items, net	(5)	16
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	59	(30)
Other assets, current and long-term	(8)	(81)
Accounts payable and other liabilities, current and long-term	(77)	37
Income tax accounts	(25)	(48)
Net cash provided by operating activities	908	453
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(113)	(134)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(119)	(150)
Acquisitions, net of cash acquired	(6)	(89)
Proceeds from Visa Europe share sale	27	—
Other investing activities, net	1	(14)
Net cash used in investing activities	(210)	(387)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	196	157
Proceeds from issuance of long-term debt	2,377	—
Payment of call premiums and debt issuance costs	(52)	—
Principal payments on long-term debt	(3,163)	(52)
Payment of taxes related to net settlement of equity awards	(59)	—
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(157)	(163)
Other financing activities, net	35	(12)
Net cash used in financing activities	(823)	(70)
Effect of exchange rate changes on cash and cash equivalents	(22)	(6)
Change in cash and cash equivalents	(147)	(10)
Cash and cash equivalents at beginning of period	429	358
Cash and cash equivalents at end of period	$282	$348
NON-CASH TRANSACTIONS:
Capital leases, net of trade-ins	$67	$29
 See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Stockholders
	Common Stock						Accumulated Other Comprehensive Income (Loss)
(in millions, except common stock share amounts)	Class A		Class B		Additional Paid-In Capital	Accumulated Loss		Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2015	179,873,244	$2	719,330,114	$7	$12,910	$(11,032)	$(1,219)	$2,992	$3,660
Dividends and distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(141)	(141)
Net income (a)	—	—	—	—	—	96	—	96	192
Other comprehensive (loss) income	—	—	—	—	—	—	(106)	1	(105)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	4	—	—	—	4
Stock compensation expense	—	—	—	—	171	—	—	—	171
Stock activity under stock compensation plans and other	161,804,778	1	(150,733,327)	(1)	(36)	—	—	—	(36)
Balance, June 30, 2016	341,678,022	$3	568,596,787	$6	$13,049	$(10,936)	$(1,325)	$2,948	$3,745

	First Data Corporation Stockholders
	Common Stock						Accumulated Other Comprehensive Income (Loss)
(in millions, except common stock share amounts)	Class A		Class B		Additional Paid-In Capital	Accumulated Loss		Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2014 (b)	1,000	$—	—	$—	$9,906	$(9,547)	$(929)	$3,100	$2,530
Dividends and distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(145)	(145)
Net (loss) income (a)	—	—	—	—	—	(138)	—	90	(48)
Other comprehensive loss	—	—	—	—	—	—	(121)	(8)	(129)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	23	—	—	—	23
Stock activity under stock compensation plans and other	—	—	—	—	(9)	—	—	—	(9)
Cash dividends paid by First Data Corporation to Parent	—	—	—	—	—	(4)	—	—	(4)
Balance, June 30, 2015	1,000	$—	—	$—	$9,912	$(9,689)	$(1,050)	$3,037	$2,210

(a)
The total net income (loss) presented in the unaudited consolidated statements of equity for the six months ended June 30, 2016 and 2015 is $17 million and $18 million, respectively, greater than the amount presented in the unaudited consolidated statements of operations due to the net income (loss) attributable to the redeemable noncontrolling interest not included in equity.

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

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2016 and December 31, 2015 and the consolidated results of the Company's operations, comprehensive income (loss), consolidated cash flows and changes in equity for the three and six months ended June 30, 2016 and 2015. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Amortization of initial payments for new contracts	$16	$13	$31	$24
Amortization related to equity method investments	12	15	21	30

Revenue Recognition

The majority of the Company’s revenues are comprised of: 1) transaction-based fees, which typically constitute a percentage of dollar volume processed; 2) fees per transaction processed; 3) fees per account on file during the period; or 4) some combination thereof.

The Company’s arrangements with clients often consist of multiple services and products (multiple-element arrangements).  In accounting for these multiple-element arrangements, the Company assesses the elements of the contract and whether each element has standalone value and allocates revenue to the various elements based on their estimated selling price as a component of total consideration for the arrangement. The selling price is based on current selling prices offered by the Company or another party for current products or management's best estimate of a selling price.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the case of contracts that the Company owns and manages, revenue is comprised of fees charged to the client, net of interchange fees and assessments charged by the credit card associations, and is recognized at the time the client accepts a point of sale transaction. The fees charged to the client are a percentage of the credit card and signature-based debit card transaction’s dollar value, a fixed amount, or a combination of the two. Personal identification number based debit (PIN-debit) network fees are recognized in “Reimbursable PIN debit fees, postage, and other” revenues and expenses in the unaudited consolidated statements of operations. STAR Network access fees charged to clients are assessed on a per transaction basis. Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks were as follows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Interchange fees and assessments	$5,935	$5,526	$11,222	$10,491
PIN-Debit fees	776	760	1,502	1,470

The Company records deferred revenue when it receives payments in advance of the delivery of products or the performance of services. The deferred revenue is recognized into earnings when underlying performance obligations are achieved. As of June 30, 2016 and December 31, 2015, current deferred revenue included within "Accounts payable and accrued liabilities" in the Company's unaudited consolidated balance sheets was $139 million and $140 million, respectively. As of June 30, 2016 and December 31, 2015, noncurrent deferred revenue included within "Other long-term liabilities" in the Company's unaudited consolidated balance sheets was $163 million and $146 million, respectively.

A major component of the Company's deferred revenue represents certain Clover terminal devices which do not have standalone value as of June 30, 2016. The Company will continue to assess in the future whether an adequate secondary market is capable of developing or has developed for these devices to establish standalone value. If a secondary market is deemed capable of developing or develops whereby clients are able to substantially recover their original purchase price, the Company will recognize revenue for Clover terminal devices upon delivery.

Common Stock

During the six months ended June 30, 2016, 150.7 million shares of Class B common stock were converted to 150.7 million shares of Class A common stock. The majority of the shares converted shortly after the expiration of our initial public offering lockup period which ended on April 11, 2016.

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

In February 2016, the FASB issued guidance which requires lessees to put most leases on their balance sheets. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors and provides new presentation and disclosure requirements for both lessees and lessors. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period subsequent to adoption of the proceeding revenue recognition guidance. The Company is currently evaluating the impact of adoption of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued guidance that will change some aspects of the accounting for stock-based payments to employees. Under the new guidance, companies will be required to record all excess tax benefits and tax deficiencies as income tax expense

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

or benefit in the income statement and to present excess tax benefits as an operating activity on the statement of cash flows. The guidance may also change how companies account for forfeitures and an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The new guidance will be effective for public companies for fiscal years beginning after December 15, 2016 as well as interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In June 2016, the FASB issued guidance that will change the accounting for credit impairment. Under the new guidance, companies are required to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2: Borrowings

(in millions)	As of June 30, 2016	As of December 31, 2015
Short-term borrowings:
Foreign lines of credit and other arrangements	$33	$43
Accounts receivable securitized loan at LIBOR plus 200 basis points or a base rate equal to the highest of (i) the applicable lender's prime rate, or (ii) the federal funds rate plus 0.50%	207	—
Unamortized deferred financing costs (a)	(2)	—
Total Short-term borrowings	238	43
Current portion of long-term borrowings:
8.75% Senior secured second lien notes due 2022	—	750
Unamortized discount and unamortized deferred financing costs	—	(10)
Other arrangements	3	—
Capital lease obligations	67	73
Total Current portion of long-term borrowings	70	813
Total Short-term and current portion of long-term borrowings	308	856
Long-term borrowings:
Senior secured term loan facility due March 2018 at LIBOR and euro LIBOR plus 3.5% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 2.5%	—	4,938
Senior secured term loan facility due September 2018 at LIBOR plus 3.5% or a base rate plus 2.5%	—	1,008
Senior secured term loan facility due March 2021 at LIBOR and euro LIBOR plus 4.0% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 3.0%	4,889	1,171
Senior secured term loan facility due July 2022 at LIBOR and euro LIBOR plus 3.75% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 2.75%	3,828	2,464
6.75% Senior secured first lien notes due 2020	1,398	1,398
5.375% Senior secured first lien notes due 2023	1,210	1,210
5.0% Senior secured first lien notes due 2024	1,900	1,000
5.75% Senior secured second lien notes due 2024	2,200	2,200
7.0% Senior unsecured notes due 2023	3,400	3,400
Unamortized discount and unamortized deferred financing costs (a)	(182)	(174)
Other arrangements	19	—
Capital lease obligations	166	122
Total Long-term borrowings	18,828	18,737
Total Borrowings (b) (c)	$19,136	$19,593

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

(b)
As of June 30, 2016 and December 31, 2015, the fair value of the Company's long-term borrowings was $19.0 billion and $19.6 billion, respectively. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.

(c)	The effective interest rate is not substantially different than the coupon rate on any of the Company's debt tranches.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Lines of Credit and Other Arrangements

As of June 30, 2016 and December 31, 2015, the Company had $324 million and $245 million, respectively, available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. As of June 30, 2016 and December 31, 2015, this includes a $165 million and $75 million, respectively, committed line of credit for one of the Company's U.S. alliances. The remainder of these arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the euro. Of the amounts outstanding as of June 30, 2016 and December 31, 2015, $7 million and $17 million, respectively, were uncommitted.

Senior Secured Revolving Credit Facility

The Company has a $1.25 billion senior secured revolving credit facility maturing on June 2, 2020 subject to certain earlier springing maturity provisions in certain circumstances. Up to $250 million of the senior secured revolving credit facility is available for letters of credit, of which $43 million and $42 million of letters of credit were issued under these facilities as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, $1.2 billion remained available.

Accounts Receivable Securitization Agreement

On December 31, 2015, the Company established a fully consolidated and wholly owned subsidiary, First Data Receivables, LLC (FDR).  FDR and FDC entered into an agreement where certain wholly owned subsidiaries of FDC agreed to transfer and contribute receivables to FDR. FDR’s assets are not available to satisfy obligations of any other entities or affiliates of FDC. FDR's creditors will be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to FDR’s equity holders. As of June 30, 2016, the Company transferred $312 million in receivables to FDR as part of the securitization program and FDR utilized the receivables as collateral in borrowings of $207 million. As of June 30, 2016, the receivables held by FDR are recorded within “Accounts receivable, net” in the Company's unaudited consolidated balance sheets.

Recent Events

On January 1, 2016, the Company designated the euro-denominated portions of the Senior secured term loan facility due March 2018, Senior secured term loan facility due March 2021, and the Senior secured term loan facility due July 2022 as non-derivative hedges of net investments in foreign operations. As such, foreign currency gains and losses on the euro-denominated portions of these terms loans is recorded within "Foreign currency translation adjustment" on the Company's unaudited consolidated statements of comprehensive income (loss) to the extent the hedges are effective. Foreign currency gains and losses on the euro-denominated portions of these term loans were previously recorded within "Other income (expense)" on the Company's unaudited consolidated statements of operations.

On January 15, 2016, the Company redeemed its 8.75% senior secured second lien notes. Associated with the redemption, the Company recorded $43 million in loss on debt extinguishment.

On March 29, 2016, the Company issued and sold $900 million aggregate principal amount of additional 5.0% Senior Secured Notes due 2024, which mature on January 15, 2024, pursuant to the indenture governing the 5.0% Senior Secured Notes due 2024 that were issued on November 25, 2015. The additional notes are treated as a single series with the existing 5.0% Senior secured first lien notes due 2024 and have the same terms as the Existing 5.0% Notes. The Company used the net proceeds from the issue and sale of the additional notes to repay a portion of its U.S. dollar-denominated senior secured term loan facility due March 2018 and to pay related fees and expenses. Associated with the partial redemption of the U.S. dollar-denominated senior secured term loan facility, the Company recorded $3 million in loss on debt extinguishment.

On April 13, 2016, the Company refinanced its U.S. dollar-denominated senior secured term loan due March 2018 through new and existing lenders to provide approximately $3.7 billion of U.S. dollar-denominated senior secured term loans due March 2021. The senior secured term loan due March 2021 bears interest at a rate of LIBOR plus 400 basis points or a base rate plus 300 basis points. In connection with this transaction, the Company recorded approximately $5 million in loss on debt extinguishment and expensed approximately $11 million in debt issuance costs, which is included within "Interest expense, net" on the consolidated statements of operations.

On June 2, 2016, the Company refinanced its senior secured term loan due September 2018 and euro-denominated senior secured term loan due March 2018 through new and existing lenders to provide approximately $1.0 billion and €311 million ($342 million equivalent), respectively, of senior secured term loans due July 2022. The senior secured term loans due July 2022 bear interest at a rate of LIBOR plus 375 basis points or, solely with respect to the U.S. dollar denominated term loans, a base rate plus 275

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

basis points. In connection with this transaction, the Company recorded approximately $4 million in loss on debt extinguishment and expensed $4 million in debt issuance costs, which is included within "Interest expense, net" on the consolidated statements of operations. The euro-denominated senior secured term loan facility remains designated as a non-derivative hedge of net investment in foreign operations.
Note 3: Stock Compensation Plans
The Company provides stock-based compensation awards to its employees under the 2015 Omnibus Incentive Plan (stock plan), which the Company adopted in conjunction with its initial public offering on October 15, 2015. The stock plan allows for the Company to award an equity interest in the Company.
Total stock-based compensation expense recognized in "Cost of services" and “Selling, general, and administrative” on the consolidated statements of operations resulting from stock options, non-vested restricted stock awards, and non-vested restricted stock units was as follows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Cost of services	$23	$—	$72	$—
Selling, general, and administrative	33	16	99	23
Total	$56	$16	$171	$23

Substantially all of the Company's employees are granted restricted stock awards or units on an annual basis which generally vest 20% after the first anniversary, 40% after the second anniversary, and the remaining 40% on the third anniversary. During the six months ended June 30, 2016, 18 million restricted stock awards and units were granted at a weighted average price per share of $12.51.

As of June 30, 2016, there was $104 million and $283 million of total unrecognized compensation expense related to non-vested stock options and restricted stock, respectively. Previously unrecognized expense of $52 million was recognized during the first quarter of 2016 in connection with the Company's initial public offering.

During the three and six months ended June 30, 2016, the Company paid approximately $20 million and $59 million of taxes related to the net settlement of vested equity awards, respectively, which was recorded as a reduction to stockholders’ equity.

The Company has an employee stock purchase plan under which the sale of 6 million shares of its common stock has been authorized. The total number of shares issued through the stock purchase plan have not been significant through June 30, 2016.

For additional information on the Company’s stock compensation plans, refer to note 4 “Stock Compensation Plans” in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Note 4: Net Income (Loss) Per Share
Upon First Data Holdings, Inc. (FDH), the Company's direct parent company, merging with and into FDC on October 13, 2015, all outstanding shares of FDH's Class A Common Stock, Class B Common Stock, and Series A Voting Participating Convertible Preferred Stock (Series A Preferred Stock) automatically converted to identical shares of the Company's stock. Following the filing of the Company's prospectus with the Securities and Exchange Commission on October 15, 2015, holders of existing Class B Common Stock and Series A Preferred Stock received Class B Common Stock in the Company. Other than voting rights, this common stock has the same rights as the Class A Common Stock and therefore both are treated as the same class of stock for purposes of the net income (loss) per share calculation.
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to FDC by the weighted-average shares outstanding during the period, without consideration for any potential dilutive shares. Diluted net income (loss) per share has been computed to give effect to the impact, if any, of shares issuable upon the assumed exercise of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of the Company's basic and diluted net income (loss) per share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions, except share and per share amounts)	2016	2015	2016	2015
Numerator:
Net income (loss) used in computing net income (loss) per share, basic and diluted	$152	$(26)	$96	$(138)

Denominator:
Shares used in computing net income (loss) per share, basic (a)	899,874,086	1,000	897,798,717	1,000
Effect of dilutive securities	14,554,596	—	18,525,909	—
Total dilutive securities	914,428,682	1,000	916,324,626	1,000

Basic net income (loss) per share	$0.17	$(26,000)	$0.11	$(138,000)
Diluted net income (loss) per share	$0.17	$(26,000)	$0.10	$(138,000)

Anti-dilutive shares excluded from diluted net income (loss) per share	29,697,196	—	28,270,165	—

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

The following tables present the Company’s operating segment results for the periods presented:

	Three months ended June 30, 2016
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$819	$341	$321	$—	$1,481
Product sales and other	209	54	45	—	308
Equity earnings in affiliates	9	—	—	—	9
Total segment revenues	$1,037	$395	$366	$—	$1,798
Depreciation and amortization	$110	$88	$30	$3	$231
Segment EBITDA	448	160	166	(28)	746
Other operating expenses and Other income (expense) excluding divestitures	39	—	—	(26)	13

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30, 2015
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$843	$314	$321	$—	$1,478
Product sales and other	203	39	35	—	277
Equity earnings in affiliates	10	—	—	—	10
Total segment revenues	$1,056	$353	$356	$—	$1,765
Depreciation and amortization	$122	$98	$22	$4	$246
Segment EBITDA	454	124	156	(32)	702
Other operating expenses and Other income (expense) excluding divestitures	12	(4)	—	(53)	(45)

	Six months ended June 30, 2016
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$1,574	$678	$634	$—	$2,886
Product sales and other	398	103	84	—	585
Equity earnings in affiliates	20	—	—	—	20
Total segment revenues	$1,992	$781	$718	$—	$3,491
Depreciation and amortization	$213	$182	$57	$7	$459
Segment EBITDA	824	315	317	(74)	1,382
Other operating expenses and Other income (expense) excluding divestitures	22	4	(2)	(26)	(2)

	Six months ended June 30, 2015
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$1,612	$633	$626	$—	$2,871
Product sales and other	390	77	66	—	533
Equity earnings in affiliates	16	—	—	—	16
Total segment revenues	$2,018	$710	$692	$—	$3,420
Depreciation and amortization	$241	$195	$43	$12	$491
Segment EBITDA	814	243	286	(78)	1,265
Other operating expenses and Other income (expense) excluding divestitures	21	(7)	—	(26)	(12)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of the Company’s consolidated results to segment amounts for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Consolidated revenues	$2,928	$2,872	$5,705	$5,567
Adjustments:
Non wholly owned entities (a)	(20)	(20)	(34)	(40)
ISOs commission expense (b)	(158)	(161)	(321)	(308)
Reimbursable debit network fees, postage, and other	(952)	(926)	(1,859)	(1,799)
Total segment revenues	$1,798	$1,765	$3,491	$3,420

Net income (loss) attributable to First Data Corporation	$152	$(26)	$96	$(138)
Adjustments:
Non wholly owned entities (a)	(7)	(6)	(17)	(13)
Depreciation and amortization	238	252	476	503
Interest expense, net	284	405	547	811
Loss on debt extinguishment	9	—	55	—
Other items (c)	(14)	51	21	66
Income tax expense	28	10	33	13
Stock-based compensation	56	16	171	23
Total segment EBITDA	$746	$702	$1,382	$1,265

(a)
Net adjustment to reflect our proportionate share of the results of our investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. Segment revenue for our significant affiliates is reflected based on our proportionate share of the results of our investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. For other affiliates, we include equity earnings in affiliates, excluding amortization expense, in segment revenue.

(b)	Reported within "Selling, general, and administrative expense" in the unaudited consolidated statements of operations.

(c)
Includes restructuring, certain retention bonuses, non-normal course litigation and regulatory settlements, impairments, debt issuance expenses, Kohlberg Kravis Roberts & Co. (KKR) related items and “Other income (expense)" as presented in the unaudited consolidated statements of operations, which includes divestitures, derivative gains and (losses), non-operating foreign currency gains (losses), and the gain on Visa Europe share sale. KKR related items represent KKR annual sponsorship fees for management, consulting, financial and other advisory services. Upon completing the IPO in October 2015, the company is no longer obligated to pay KKR annual sponsorship fees.

The following table presents a reconciliation of segment depreciation and amortization amounts to the Company’s consolidated depreciation and amortization in the unaudited consolidated statements of cash flows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Segment depreciation and amortization	$231	$246	$459	$491
Adjustments for non wholly owned entities (a)	19	21	38	42
Amortization of initial payments for new contracts (b)	16	13	31	24
Total consolidated depreciation and amortization per unaudited consolidated statements of cash flows	266	280	528	557
Amortization of equity method investments (c)	(12)	(15)	(21)	(30)
Amortization of initial payments for new contracts (b)	(16)	(13)	(31)	(24)
Total consolidated depreciation and amortization per unaudited consolidated statements of operations	$238	$252	$476	$503

(a)	Adjustment to reflect depreciation and amortization attributable to noncontrolling interests.

(b)	Included in "Transaction and processing service fees" as contra-revenue in the Company's unaudited consolidated statements of operations.

(c)	Included in "Equity earnings in affiliates" in the Company's unaudited consolidated statements of operations.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6: Income Taxes
The following table presents the Company's income tax expense and effective income tax rate for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Income tax expense	$28	$10	$33	$13
Effective income tax rate	12%	23%	14%	(77)%

The effective tax rates for the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 were different from the statutory rate as a result of the Company recording tax expense on its foreign earnings, but not on its domestic earnings, as a result of the valuation allowance recorded in the U.S. The effective tax rate for the six months ended June 30, 2015 was different from the statutory rate as a result of the Company’s inability to recognize tax benefits attributable to its domestic losses while at the same time recording tax expense on its foreign earnings. The Company’s tax expense in all periods was also impacted by the Company not recording tax expense on noncontrolling interests from pass through entities.

The Company's liability for unrecognized tax benefits was approximately $249 million as of June 30, 2016. The Company anticipates it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $123 million over the next twelve months beginning June 30, 2016 as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.
Note 7: Redeemable Noncontrolling Interest

One of the Company's noncontrolling interests is redeemable at the option of the holder and is presented outside of equity and carried at its estimated redemption value.

The following table presents a summary of the redeemable noncontrolling interest activity during the periods presented:

(in millions)	2016	2015
Balance as of January 1,	$77	$70
Distributions	(16)	(18)
Share of income	17	18
Adjustment to redemption value of redeemable noncontrolling interest	(4)	8
Balance as of June 30,	$74	$78
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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company held the following derivative instruments as of the dates indicated:

		As of June 30, 2016			As of December 31, 2015
(in millions)	Notional Currency	Notional Value	Assets (a)	Liabilities (a)	Notional Value	Assets (a)	Liabilities (a)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts	AUD	260	$60	$—	260	$65	$—
Foreign exchange contracts (b)	EUR	—	—	—	200	51	—
Foreign exchange contracts	GBP	250	75	—	250	39	—
Foreign exchange contracts	CAD	110	19	—	110	24	—
			154	—		179	—
Derivatives not designated as hedging instruments:
Interest rate contracts	USD	5,000	—	(22)	5,000	—	(56)
			$154	$(22)		$179	$(56)

(a)
Of the balances included in the table above, in aggregate, $154 million of assets and $20 million of liabilities, net $134 million, as of June 30, 2016 and $179 million of assets and $51 million of liabilities, net $128 million, as of December 31, 2015 are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b)	The forward exchange contracts matured in January 2016 at a net settlement value of $49 million.

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions excluding those forecasted transactions related to the payment of variable interest on existing financial instruments is through January 2018.

Fair Value Measurement

The carrying amounts for the Company's derivative financial instruments are the estimated fair value of the financial instruments. The Company’s derivatives are not exchange listed and therefore the fair value is estimated under an income approach using Bloomberg analytics models that are based on readily observable market inputs. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observables including interest and foreign currency exchange rates, yield curves, and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity and, accordingly, the Company’s derivatives are classified within Level 2 of the fair value hierarchy. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized or that will be realized in the future.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Instruments on the Unaudited Consolidated Financial Statements

Derivative gains and (losses) were as follows for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives in net investment hedging relationships:
Gain (loss) recognized in Foreign currency translation adjustment in the consolidated statements of comprehensive income (loss) (effective portion)	$—	$30	$—	$(35)	$—	$22	$—	$32
Derivatives not designated as hedging instruments:
Gain (loss) recognized in Other income (expense) in the consolidated statements of operations	(1)	—	(13)	(1)	(5)	—	(18)	2

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income related to derivative instruments classified as cash flow hedges and a net investment hedge held by the Company for the periods presented:

(in millions, after tax)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Accumulated gain included in other comprehensive income (loss) at beginning of the period	$81	$79	$86	$37
Increase (decrease) in fair value of derivatives that qualify for hedge accounting, net of tax (a)	19	(22)	14	20
Accumulated gain included in other comprehensive income (loss) at end of the period	$100	$57	$100	$57

(a)	Gains and (losses) are included in “Foreign currency translation adjustment” in the unaudited consolidated statements of comprehensive income (loss).
Note 9: Restructuring

During the three and six months ended June 30, 2016 and 2015, the Company recorded restructuring charges in connection with management’s alignment of the business with strategic objectives, cost savings initiatives, the departure of certain executive officers, and refinements of estimates.

In connection with our announced cost management initiatives, we expect to incur approximately $125 million of restructuring charges, of which we have incurred $99 million through June 30, 2016. For the three and six months ended June 30, 2016, we incurred $24 million and $45 million respectively, which includes a current quarter loss of $21 million on the impairment of a held-for-sale asset related to the exit of a facility. For the three and six months ended June 30, 2015, we incurred approximately $19 million and $20 million in restructuring costs, respectively, primarily related to severance costs.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of net pretax charges incurred by segment and reported within "Other operating expenses" on the consolidated statement of operations was as follows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Global Business Solutions	$(2)	$(5)	$(5)	$(5)
Global Financial Solutions	(1)	(4)	(2)	(4)
Network & Security Solutions	—	—	(2)	—
Corporate	(21)	(10)	(36)	(11)
Restructuring, net	$(24)	$(19)	$(45)	$(20)

The following table summarizes the Company’s utilization of restructuring accruals for the period presented:

(in millions)	Employee Severance	Other
Remaining accrual as of January 1, 2016	$29	$1
Restructuring, net	24	21
Impairment of held-for-sale assets	—	(21)
Cash payments and other	(36)	—
Remaining accrual as of June 30, 2016	$17	$1

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

Legal

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party, (2) merchant customer matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee and collection activities, and (3) other matters which may include issues such as employment. The Company’s estimates of the reasonably possible ranges of losses in excess of any amounts accrued are $0 to $10 million for patent infringement, $0 to $40 million for merchant customer matters, and $0 to $30 million for other matters, resulting in a total estimated range of reasonably possible losses of $0 to $80 million for all of the matters described above.

The estimated range of reasonably possible losses is based on information currently available and involves elements of judgment and significant uncertainties. As additional information becomes available and the resolution of the uncertainties becomes more apparent, it is possible that actual losses may exceed even the high end of the estimated range.

Other

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity, or financial condition.

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

As of June 30, 2016, the Company had two unconsolidated significant subsidiaries that were not required to be consolidated, but represent more than 20% of the Company’s pretax income. One of the subsidiaries became significant during the second quarter of 2016. Summarized financial information for the affiliates is presented below for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Net operating revenues	$299	$294	$580	$563
Operating expenses	127	128	256	249
Operating income	$172	$166	$324	$314
Net income	$172	$166	$324	$315
FDC equity earnings	58	53	112	99
Note 12: Supplemental Financial Information
Supplemental Unaudited Consolidated Statements of Operations Information

The following table details the components of “Other income (expense)” on the unaudited consolidated statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Derivative financial instruments losses	$(1)	$(14)	$(5)	$(16)
Divestitures, net gains	1	2	1	3
Gain on Visa Europe share sale	29	—	29	—
Non-operating foreign currency gains and (losses)	9	(12)	19	24
Other income (expense)	$38	$(24)	$44	$11

Gain on Visa Europe share sale

On June 21, 2016, Visa Inc. (Visa) acquired Visa Europe (VE), of which the Company was a member and shareholder through certain subsidiaries. On June 21, 2016, the Company received cash of €24.2 million ($27 million equivalent at June 21, 2016) and Visa preferred stock which is convertible into Visa common shares. We will also receive a deferred payment three years after the closing date of the acquisition, valued at approximately €2.3 million ($2.6 million equivalent at June 21, 2016). As of June 21, 2016, the Class A common stock equivalent of the preferred stock was approximately $19 million. However, the preferred shares have been assigned a value of zero as of June 30, 2016, based on transfer restrictions and Visa's ability to adjust the conversion ratio dependent on the outcome of existing and potential litigations in the Visa Europe territory over the next 12 years. The Company could receive additional proceeds as a number of First Data subsidiaries are working with certain members of Visa Europe who sponsor other of our merchant acquiring businesses in Europe in respect of sale proceeds received by those members.

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2016
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$975	$767	$(73)	$1,669
Product sales and other	—	207	137	(37)	307
Total revenues (excluding reimbursable items)	—	1,182	904	(110)	1,976
Reimbursable PIN debit fees, postage, and other	—	644	308	—	952
Total revenues	—	1,826	1,212	(110)	2,928
Expenses:
Cost of services (exclusive of items shown below)	—	394	351	(47)	698
Cost of products sold	—	81	45	(40)	86
Selling, general, and administrative	39	289	195	(23)	500
Depreciation and amortization	2	141	95	—	238
Other operating expenses	—	22	2	—	24
Total expenses (excluding reimbursable items)	41	927	688	(110)	1,546
Reimbursable PIN debit fees, postage, and other	—	644	308	—	952
Total expenses	41	1,571	996	(110)	2,498
Operating (loss) profit	(41)	255	216	—	430
Interest expense, net	(278)	(4)	(2)	—	(284)
Loss on debt extinguishment	(9)	—	—	—	(9)
Interest income (expense) from intercompany notes	70	(57)	(13)	—	—
Other income (expense)	2	—	36	—	38
Equity earnings from consolidated subsidiaries	223	120	—	(343)	—
(Loss) income before income taxes and equity earnings in affiliates	(33)	314	237	(343)	175
Income tax (benefit) expense	(185)	145	68	—	28
Equity earnings in affiliates	—	61	7	—	68
Net income (loss)	152	230	176	(343)	215
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	15	48	63
Net income (loss) attributable to First Data Corporation	$152	$230	$161	$(391)	$152
Comprehensive income (loss)	$112	$244	$93	$(275)	$174
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	14	48	62
Comprehensive income (loss) attributable to First Data Corporation	$112	$244	$79	$(323)	$112

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2016
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,923	$1,485	$(148)	$3,260
Product sales and other	—	401	254	(69)	586
Total revenues (excluding reimbursable items)	—	2,324	1,739	(217)	3,846
Reimbursable PIN debit fees, postage, and other	—	1,266	593	—	1,859
Total revenues	—	3,590	2,332	(217)	5,705
Expenses:
Cost of services (exclusive of items shown below)	—	800	703	(74)	1,429
Cost of products sold	—	151	85	(72)	164
Selling, general, and administrative	205	543	387	(71)	1,064
Depreciation and amortization	3	290	183	—	476
Other operating expenses:	12	29	4	—	45
Total expenses (excluding reimbursable items)	220	1,813	1,362	(217)	3,178
Reimbursable PIN debit fees, postage, and other	—	1,266	593	—	1,859
Total expenses	220	3,079	1,955	(217)	5,037
Operating (loss) profit	(220)	511	377	—	668
Interest expense, net	(534)	(9)	(4)	—	(547)
Loss on debt extinguishment	(55)	—	—	—	(55)
Interest income (expense) from intercompany notes	133	(119)	(14)	—	—
Other income	—	—	44	—	44
Equity earnings from consolidated subsidiaries	449	176	—	(625)	—
(Loss) income before income taxes and equity earnings in affiliates	(227)	559	403	(625)	110
Income tax (benefit) expense	(323)	260	96	—	33
Equity earnings in affiliates	—	116	16	—	132
Net income (loss)	96	415	323	(625)	209
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	34	79	113
Net income (loss) attributable to First Data Corporation	$96	$415	$289	$(704)	$96
Comprehensive (loss) income	$(10)	$442	$243	$(571)	$104
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	35	79	114
Comprehensive (loss) income attributable to First Data Corporation	$(10)	$442	$208	$(650)	$(10)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$980	$764	$(77)	$1,667
Product sales and other	—	176	118	(15)	279
Total revenues (excluding reimbursable items)	—	1,156	882	(92)	1,946
Reimbursable PIN debit fees, postage, and other	—	627	299	—	926
Total revenues	—	1,783	1,181	(92)	2,872
Expenses:
Cost of services (exclusive of items shown below)	—	372	360	(77)	655
Cost of products sold	—	60	40	(15)	85
Selling, general, and administrative	27	290	209	—	526
Depreciation and amortization	5	151	96	—	252
Other operating expenses	7	2	10	—	19
Total expenses (excluding reimbursable items)	39	875	715	(92)	1,537
Reimbursable PIN debit fees, postage, and other	—	627	299	—	926
Total expenses	39	1,502	1,014	(92)	2,463
Operating (loss) profit	(39)	281	167	—	409
Interest expense, net	(403)	(3)	1	—	(405)
Interest income (expense) from intercompany notes	77	(79)	2	—	—
Other (expense) income	(30)	3	3	—	(24)
Equity earnings from consolidated subsidiaries	135	85	—	(220)	—
(Loss) income before income taxes and equity earnings in affiliates	(260)	287	173	(220)	(20)
Income tax (benefit) expense	(234)	197	47	—	10
Equity earnings in affiliates	—	55	8	—	63
Net (loss) income	(26)	145	134	(220)	33
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	18	41	59
Net (loss) income attributable to First Data Corporation	$(26)	$145	$116	$(261)	$(26)
Comprehensive (loss) income	$8	$144	$194	$(275)	$71
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	21	41	62
Comprehensive income (loss) attributable to First Data Corporation	$8	$144	$173	$(316)	$9

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,894	$1,489	$(150)	$3,233
Product sales and other	—	341	223	(29)	535
Total revenues (excluding reimbursable items)	—	2,235	1,712	(179)	3,768
Reimbursable PIN debit fees, postage, and other	—	1,228	571	—	1,799
Total revenues	—	3,463	2,283	(179)	5,567
Expenses:
Cost of services (exclusive of items shown below)	—	777	742	(150)	1,369
Cost of products sold	—	113	77	(29)	161
Selling, general, and administrative	59	577	410	—	1,046
Depreciation and amortization	9	301	193	—	503
Other operating expenses	6	4	10	—	20
Total expenses (excluding reimbursable items)	74	1,772	1,432	(179)	3,099
Reimbursable PIN debit fees, postage, and other	—	1,228	571	—	1,799
Total expenses	74	3,000	2,003	(179)	4,898
Operating (loss) profit	(74)	463	280	—	669
Interest expense, net	(805)	(6)	—	—	(811)
Interest income (expense) from intercompany notes	158	(156)	(2)	—	—
Other income (expense)	39	3	(31)	—	11
Equity earnings from consolidated subsidiaries	307	123	—	(430)	—
(Loss) income before income taxes and equity earnings in affiliates	(375)	427	247	(430)	(131)
Income tax (benefit) expense	(237)	200	50	—	13
Equity earnings in affiliates	—	103	11	—	114
Net (loss) income	(138)	330	208	(430)	(30)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	34	74	108
Net (loss) income attributable to First Data Corporation	$(138)	$330	$174	$(504)	$(138)
Comprehensive (loss) income	$(259)	$302	$38	$(240)	$(159)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	26	74	100
Comprehensive (loss) income attributable to First Data Corporation	$(259)	$302	$12	$(314)	$(259)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2016
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5	$7	$270	$—	$282
Accounts receivable, net of allowance for doubtful accounts	2	466	1,295	—	1,763
Settlement assets (a)	—	4,123	4,383	—	8,506
Intercompany notes receivable	1	—	—	(1)	—
Other current assets	167	213	105	—	485
Total current assets	175	4,809	6,053	(1)	11,036
Property and equipment, net of accumulated depreciation	35	572	282	—	889
Goodwill	—	9,145	7,663	—	16,808
Customer relationships, net of accumulated amortization	—	1,130	814	—	1,944
Other intangibles, net of accumulated amortization	604	701	494	—	1,799
Investment in affiliates	4	886	144	—	1,034
Long-term intercompany receivables	9,594	16,541	7,133	(33,268)	—
Long-term intercompany notes receivable	3,443	217	9	(3,669)	—
Long-term deferred tax assets	431	—	—	(431)	—
Other long-term assets	182	352	261	(56)	739
Investment in consolidated subsidiaries	26,393	5,898	—	(32,291)	—
Total assets	$40,861	$40,251	$22,853	$(69,716)	$34,249
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$281	$723	$508	$—	$1,512
Short-term and current portion of long-term borrowings	—	64	244	—	308
Settlement obligations (a)	—	4,123	4,383	—	8,506
Intercompany notes payable	—	—	1	(1)	—
Total current liabilities	281	4,910	5,136	(1)	10,326
Long-term borrowings	18,644	168	16	—	18,828
Long-term deferred tax liabilities	—	798	70	(431)	437
Long-term intercompany payables	20,446	7,716	5,106	(33,268)	—
Long-term intercompany notes payable	226	3,415	28	(3,669)	—
Other long-term liabilities	467	272	156	(56)	839
Total liabilities	40,064	17,279	10,512	(37,425)	30,430
Redeemable equity interest	—	—	74	(74)	—
Redeemable noncontrolling interest	—	—	—	74	74
First Data Corporation stockholders' equity	797	22,972	6,352	(29,324)	797
Noncontrolling interests	—	—	95	2,853	2,948
Equity of consolidated alliance	—	—	5,820	(5,820)	—
Total equity	797	22,972	12,267	(32,291)	3,745
Total liabilities and equity	$40,861	$40,251	$22,853	$(69,716)	$34,249

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2016
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96	$415	$323	$(625)	$209
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	3	325	200	—	528
Charges (gains) related to other operating expenses and other income (expense)	12	29	(40)	—	1
Loss on debt extinguishment	55	—	—	—	55
Stock-based compensation expense	171	—	—	—	171
Other non-cash and non-operating items, net	(428)	(178)	(24)	625	(5)
(Decrease) increase in cash, excluding the effects of acquisitions and dispositions, resulting from changes in operating assets and liabilities	(254)	192	11	—	(51)
Net cash (used in) provided by operating activities	(345)	783	470	—	908
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	—	(27)	(86)	—	(113)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(93)	(26)	—	(119)
Acquisitions, net of cash acquired	(6)	—	—	—	(6)
Proceeds from Visa Europe share sale	—	—	27	—	27
Other investing activities, net	68	136	—	(203)	1
Net cash provided by (used in) investing activities	62	16	(85)	(203)	(210)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	196	—	196
Proceeds from issuance of long-term debt	2,377	—	—	—	2,377
Payment of call premiums and debt issuance cost	(52)	—	—	—	(52)
Principal payments on long-term debt	(3,130)	(31)	(2)	—	(3,163)
Payment of taxes related to net settlement of equity awards	(59)	—	—	—	(59)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(27)	(130)	(157)
Distributions paid to equity holders	—	—	(266)	266	—
Other financing activities, net	27	8	(67)	67	35
Intercompany	1,020	(792)	(228)	—	—
Net cash provided by (used in) financing activities	183	(815)	(394)	203	(823)
Effect of exchange rate changes on cash and cash equivalents	—	7	(29)	—	(22)
Change in cash and cash equivalents	(100)	(9)	(38)	—	(147)
Cash and cash equivalents at beginning of period	105	16	308	—	429
Cash and cash equivalents at end of period	$5	$7	$270	$—	$282

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(138)	$330	$208	$(430)	$(30)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	9	340	208	—	557
(Gains) charges related to other operating expenses and other income (expense)	(33)	1	41	—	9
Stock-based compensation expense	23	—	—	—	23
Other non-cash and non-operating items, net	(269)	(130)	(15)	430	16
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(318)	118	78	—	(122)
Net cash (used in) provided by operating activities	(726)	659	520	—	453
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(6)	(64)	(64)	—	(134)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(122)	(28)	—	(150)
Acquisitions, net of cash acquired	(70)	(19)	—	—	(89)
Other investing activities, net	50	131	—	(195)	(14)
Net cash used in investing activities	(26)	(74)	(92)	(195)	(387)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	194	—	(37)	—	157
Principal payments on long-term debt	(10)	(36)	(6)	—	(52)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(41)	(122)	(163)
Distributions paid to equity holders	—	—	(250)	250	—
Other financing activities, net	(12)	—	(67)	67	(12)
Intercompany	590	(539)	(51)	—	—
Net cash provided by (used in) financing activities	762	(575)	(452)	195	(70)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Change in cash and cash equivalents	10	10	(30)	—	(10)
Cash and cash equivalents at beginning of period	—	23	335	—	358
Cash and cash equivalents at end of period	$10	$33	$305	$—	$348

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management's discussion and analysis should also be read in conjunction with the management's discussion and analysis and consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2016.
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
Our Strategy

Our ability to grow our business is influenced by global expenditure growth, increasing our share in electronic payments and providing value-added products and services. We grow our business through diversification of product offerings such as credit, debit, prepaid, Clover, and our suite of security products. We believe we offer our clients the most complete array of integrated solutions in our industry, covering their needs across next-generation commerce technology, merchant acquiring, issuing, and network solutions. We believe this differentiates us from our competition and will continue to drive growth in the future.
We work with a variety of partners to deliver our solutions. We help merchants by delivering data-driven insights and other services to help them grow and create better and secure purchase experiences for consumers across all commerce platforms. We assist merchants in day to day operations of their business via our Clover line of products which enables merchants to more efficiently run their businesses, build customer loyalty, and gain valuable insights which help grow their businesses. We provide financial institutions with solutions to help them grow their revenues, enhance customer satisfaction, and deliver their products more timely and efficiently. As shown below, we have numerous avenues to grow our businesses.

Growth Strategies:

SMB (Small and Medium Sized Businesses): SMB owners are increasingly demanding next-generation technology such as tablet-based POS systems and devices that accept mobile payments. Our SMB growth strategy includes simplification of all aspects of client experience including streamlined technology, process and support for client facing teams, improved client self-service resources, pricing simplification, statement enhancements, and mobile access.
Clover: We expanded our cloud-based, open-architecture Clover lineup with the launches of Clover Mini, Clover Mobile, and Clover Go, our newly released EMV-enabled mobile product. With Clover, we believe we are creating the largest open-architecture operating system for commerce-enabling solutions and applications for business owners.

STAR: We continue to invest in our STAR debit network, the third largest debit network in the U.S., and we launched a signature debit capability this year. We intend to drive STAR Network’s growth by expanding its functionality and by cross-selling it more effectively with our other First Data solutions. We expanded STAR’s available card holder verification methods from PIN to now also include PIN-less. We are also investing in more advanced fraud capabilities for STAR. We believe financial institutions, businesses, and commerce technology companies are increasingly looking for additional network options. This, coupled with the expanded array of solutions we sell to our business and financial services client base, creates more opportunities for us to cross-sell STAR issuance and STAR acceptance with our other issuing and acquiring solutions.
Enterprise: We continue to win new enterprise clients with recent bank and large retail merchant partnerships. In addition, we continue to partner with existing relationships to deliver enhanced capabilities to our clients. Importantly, our long-cycle enterprise sales pipeline remains strong. Given our now-expanded solution suite, we believe we have more opportunities to conduct enterprise selling to new and existing clients, and more opportunities to sell new innovations into our large existing base of clients.
Components of Revenue

We generate revenue by providing commerce-enabling solutions. Our major components of revenue have not changed from those discussed within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Key factors affecting the comparability of our results of operations are summarized below.

Currency Impact

Although the majority of our revenue is earned in U.S. dollars, a portion of our revenues and expenses are in foreign currencies. As a result, changes in foreign currencies against the U.S. dollar can impact our results of operations. Additionally, we have intercompany debts in foreign currencies, which impacts our results of operations. In recent periods, the U.S. dollar has appreciated significantly against most foreign currencies, which has negatively impacted our revenues generated in foreign currencies as presented in U.S. dollars in our consolidated financial statements. We believe the presentation of constant currency provides relevant information and use this non-GAAP financial measure to, among other things, evaluate the company's ongoing operations in relation to foreign currency fluctuations. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP (Generally Accepted Accounting Principles). For additional information on our constant currency calculation, see “Segment Results” within this Form 10-Q.

Interest Expense and Debt Extinguishment Costs

As a result of our capital market activities over the past 18 months, we have lowered the average interest rate of our outstanding debt from 7.4% as of December 31, 2014 to 5.7% as of June 30, 2016. In addition, we incurred $9 million and $55 million of losses on debt extinguishment during the three and six months ended June 30, 2016, respectively. We recorded no losses on debt extinguishments during the three and six months ended June 30, 2015. In addition, for the six months ended June 30, 2016, we incurred $18 million in fees to modify existing long-term debt which is recorded within interest expense, net on the consolidated statements of operations.

Stock-Based Compensation Expense

The table below shows the stock-based compensation expense split between Cost of services and Selling, general, and administrative expense.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Cost of services	$23	$—	$72	$—
Selling, general, and administrative	33	16	99	23
Total	$56	$16	$171	$23

During the three and six months ended June 30, 2016, stock compensation expense increased $40 million and $148 million, respectively over the corresponding prior year period, as we recognized $52 million in expense in the first quarter of 2016 that was directly associated with our initial public offering and began recognizing stock based compensation expense over the respective service period which commenced upon the completion of our initial public offering on October 15, 2015. See note 3 “Stock Compensation Plans” to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information about our stock compensation plans.

Restructuring and Cost Management Initiatives

In connection with our announced cost management initiatives in May 2015, we initially expected to incur approximately $75 million in restructuring charges and achieve $200 million in annualized gross savings by mid-2016. After further review, we increased the expected restructuring charges to $125 million, of which $99 million has been incurred through June 30, 2016. For the three and six months ended June 30, 2016, we incurred $24 million and $45 million, respectively, which includes a current quarter loss of $21 million on the impairment of a held-for-sale asset. For the three and six months ended June 30, 2015, we incurred approximately $19 million and $20 million in restructuring costs, respectively, primarily related to severance costs.

We have successfully achieved approximately $200 million in annualized gross savings from such initiatives as of June 30, 2016. We continue to focus on future expense management initiatives, which may result in additional restructuring charges. See note 9 “Restructuring” to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information about our restructuring and cost savings initiatives.
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
Overview

Net income attributable to First Data Corporation for the three months ended June 30, 2016 improved to $152 million from a net loss of $26 million during the same period in 2015. The improvement in net income is attributable to improved operating results, lower interest expense of $121 million, and a $29 million gain on the Visa Europe share sale, partially offset by an increase of $40 million in stock-based compensation expense.

Net income attributable to First Data Corporation for the six months ended June 30, 2016 improved to $96 million from a net loss of $138 million during the same period in 2015. The improvement is attributable to improved operating results, lower interest expense of $264 million and a $29 million gain on the Visa Europe share sale, partially offset by $55 million of debt extinguishment charges, an increase of $148 million in stock-based compensation expense, and a $25 million increase in restructuring charges.
Segment Results

We operate three reportable segments: Global Business Solutions, Global Financial Solutions, and Network & Security Solutions. Our segments are designed to establish global lines of businesses that work seamlessly with our teams in our regions of North

America (United States and Canada), EMEA (Europe, Middle East, and Africa), LATAM (Latin America and Caribbean region), and APAC (Asia Pacific).

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

•
Segment EBITDA by segment includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses, and other income (expense). Additionally, segment EBITDA is adjusted for items similar to certain of those used in calculating our compliance with debt covenants. The additional items that are adjusted to determine segment EBITDA are:

•	stock-based compensation and related expenses are excluded;

•	debt issuance costs are excluded and represent costs associated with issuing debt and modifying our debt structure; and

•
Kohlberg Kravis Roberts & Co. (KKR) related items including annual sponsor and other fees for management, consulting, financial, contract termination, and other advisory services are excluded. Upon our public offering on October 15, 2015, we are no longer required to pay management fees to KKR.

•
For significant affiliates, segment revenue and segment EBITDA are reflected based on our proportionate share of the results of our investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. For other affiliates, we include equity earnings in affiliates, excluding amortization expense, in segment revenue and segment EBITDA. In addition, our Global Business Solutions segment measures reflect revenue-based commission payments to ISOs and sales channels, which are treated as an expense in the consolidated statements of operations, as contra revenue.

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

Operating revenues overview

	Three months ended June 30,				Six months ended June 30,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change	2016	2015	Percent Change	Constant Currency Percent Change
Consolidated revenues	$2,928	$2,872	2%	3%	$5,705	$5,567	2%	4%
Adjustments:
Non wholly owned entities	(20)	(20)	—%	NM	(34)	(40)	(15)%	NM
Independent sales organizations (ISOs) commissions	(158)	(161)	(2)%	NM	(321)	(308)	4%	NM
Reimbursable PIN debit fees, postage, and other	(952)	(926)	3%	3%	(1,859)	(1,799)	3%	3%
Total segment revenues	$1,798	$1,765	2%	4%	$3,491	$3,420	2%	4%

Segment revenues:
Global Business Solutions	$1,037	$1,056	(2)%	—%	$1,992	$2,018	(1)%	1%
Global Financial Solutions	395	353	12%	14%	781	710	10%	13%
Network & Security Solutions	366	356	3%	3%	718	692	4%	4%

Global Business Solutions segment results
The following table displays total segment revenue by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth for the periods presented:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change	2016	2015	Percent Change	Constant Currency Percent Change
Revenues:
North America	$815	$834	(2)%	(2)%	$1,552	$1,589	(2)%	(2)%
EMEA	140	139	1%	2%	280	263	6%	9%
APAC	41	44	(7)%	(2)%	82	89	(8)%	(2)%
LATAM	41	39	5%	44%	78	77	1%	44%
Total segment revenue	$1,037	$1,056	(2)%	—%	$1,992	$2,018	(1)%	1%
Key indicators:
North America merchant transactions (a)	11,743	10,990	7%		22,487	21,005	7%
International merchant transactions (b)	1,948	1,695	15%		3,714	3,244	14%

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

Global Business Solutions Segment revenue for the three months ended June 30, 2016 remained flat on a constant currency basis as declines in our North America region were offset by constant currency growth in LATAM. North America revenue growth declined as transaction growth of 7% was offset by lower blended yield. The decline in blended yield reflects the impact of attrition within our SMB portfolio, among other factors. Declines within our acquiring business were partially offset by an increase in software sales of approximately $10 million as a result of investments in our merchant suite of products, including the continued growth of Transarmor Solutions. Constant currency revenue growth in our LATAM region was driven by revenue growth in our Brazil market of approximately $9 million and growth in Argentina of approximately $6 million.

Global Business Solutions Segment revenue for the six months ended June 30, 2016 increased 1% on a constant currency basis compared to the same period in 2015 led by constant currency growth in our EMEA and LATAM regions. North America revenue growth declined driven by the timing of network assessment fees collected during 2015, which negatively impacted segment revenue growth by approximately $18 million as well as a mix of transaction growth and lower blended yield, partially offset by an increase in software sales of approximately $20 million. Software sales increased as a result of investments in our merchant suite of products, including the roll-out of our Transarmor Solutions, which experienced significant year over year customer growth. Constant currency revenue growth in our EMEA region was driven by volume growth and an approximate $10 million benefit from changes in interchange pricing during the first quarter of 2016. Constant currency revenue growth in our LATAM region was driven by revenue growth in our Brazil market of approximately $17 million and growth in Argentina of approximately $13 million.

North America transaction growth for the three and six months ended June 30, 2016 compared to the same periods in 2015 was driven largely by growth within our third-party distribution channels. International transaction growth for the three and six months ended June 30, 2016 compared to the same periods in 2015 outpaced revenue growth due to the impact of foreign currency exchange rate movements.
Global Financial Solutions segment results
The following table displays total revenue by segment region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change	2016	2015	Percent Change	Constant Currency Percent Change
Revenues:
North America	$236	$207	14%	14%	$470	$417	13%	13%
EMEA	108	103	5%	8%	211	204	3%	7%
APAC	20	18	11%	14%	38	38	—%	4%
LATAM	31	25	24%	46%	62	51	22%	45%
Total segment revenue	$395	$353	12%	14%	$781	$710	10%	13%
Key indicators:
North America card accounts on file (a)					826	726	14%
International card accounts on file (b)					140	126	11%

(a)	North America card accounts on file reflect the total number of bankcard credit and retail credit accounts as of the end of the periods presented.

(b)	International card accounts on file reflect total bankcard and retail accounts outside the United States and Canada as of the end of the periods presented.

Global Financial Solutions Segment revenue for the three and six months ended June 30, 2016 increased 14% and 13%, respectively, on a constant currency basis compared to the same periods in 2015 led by growth across all regions. North America revenue growth was roughly split between our plastics and print businesses and our credit and retail card processing businesses. Growth in print and plastics was driven by higher print volumes primarily from new business and plastics growth resulting from EMV card issuances. Credit and retail processing growth was driven by an increase in card accounts tied to growth from existing clients and new business. EMEA constant currency revenue growth was primarily driven by growth in professional services. LATAM constant currency revenue growth was primarily driven by strong growth in transactions, card accounts on file, and inflation in Argentina. For the six months ended June 30, 2016, inflation growth in Argentina was approximately $4 million. For the three and six months ended June 30, 2016, LATAM revenue growth also benefited by $5 million and $13 million, respectively, from contract modifications and resolution of license fee disputes.

North America card accounts on file increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 from new account conversions and growth from existing clients. International accounts on file increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 due to new portfolios of existing clients throughout all of our international regions.

Network & Security Solutions segment results
The following table displays total revenue by product. Our Network & Security Solutions segment is comprised of more than 99% domestic businesses with no material foreign exchange impact on reported results for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Revenues:
EFT Network	$122	$123	(1)%	$237	$238	—%
Stored Value Network	84	79	6%	169	155	9%
Security and Fraud	109	102	7%	212	196	8%
Other (a)	51	52	(2)%	100	103	(3)%
Segment revenue	$366	$356	3%	$718	$692	4%
Key indicators:
Network transactions (EFT Network and Stored Value) (b)	4,911	4,752	3%	9,675	9,167	6%

(a)	Other revenue is primarily comprised of revenue generated from our Government and Online banking businesses.

(b)	Network transactions include the debit issuer processing transactions, STAR Network issuer transactions, and closed loop and open loop transactions.

Network & Security Solutions revenue for the three and six months ended June 30, 2016 increased 3% and 4%, respectively, compared to the same period in 2015 driven by strong growth within our Stored Value Network and Security and Fraud product categories. EFT Network revenue was relatively flat as STAR growth was offset by the impact of long-term debit processing contract renewals. Stored Value Network revenue increased due to growth in our closed loop gift card business. Security and Fraud revenue increased due to growth from our suite of security and fraud products, partially offset by revenue declines within our TeleCheck business of $5 million and $10 million for the three and six months ended June 30, 2016, respectively.

Network transaction growth for the three and six months ended June 30, 2016 compared to the same periods in 2015 was driven by growth in all network transaction categories.

Reimbursable PIN debit fees, postage, and other

Reimbursable PIN debit fees, postage, and other revenue increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 due to transaction and volume growth related to PIN debit fees of $17 million and $36 million and print and plastics mailing services of $11 million and $28 million, respectively.

Operating expenses overview

	Three months ended June 30,				Six months ended June 30,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change	2016	2015	Percent Change	Constant Currency Percent Change
Cost of services (exclusive of items shown below)	$698	$655	7%	8%	$1,429	$1,369	4%	6%
Cost of products sold	86	85	1%	3%	164	161	2%	5%
Selling, general, and administrative	500	526	(5)%	(4)%	1,064	1,046	2%	3%
Depreciation and amortization	238	252	(6)%	(4)%	476	503	(5)%	(3)%
Other operating expenses	24	19	26%	27%	45	20	125%	126%
Total expenses (excluding reimbursable items)	1,546	1,537	1%	2%	3,178	3,099	3%	4%
Reimbursable PIN debit fees, postage, and other	952	926	3%	3%	1,859	1,799	3%	3%
Total expenses	$2,498	$2,463	1%	2%	$5,037	$4,898	3%	4%

Cost of services

	Three months ended June 30,				Six months ended June 30,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change	2016	2015	Percent Change	Constant Currency Percent Change
Salaries, wages, bonus, and other	$365	$357	2%		$740	$747	(1)%
Stock-based compensation	23	—	NM		72	—	NM
Outside professional services	66	59	12%		128	119	8%
Software, telecommunication infrastructure, and repairs	96	96	—%		196	191	3%
Other	148	143	3%		293	312	(6)%
Cost of services expense	$698	$655	7%	8%	$1,429	$1,369	4%	6%

Cost of services expense increased for the three months ended June 30, 2016 compared to the same period in 2015 largely due to a $23 million increase in stock-based compensation. In addition, Salaries and outside professional services expense increased as we continue to invest in our core operating businesses.

Cost of services expense increased for the six months ended June 30, 2016 compared to the same period in 2015 due to a $72 million increase in stock-based compensation of which $22 million relates to expenses associated with our initial public offering. Salary and outside professional services expenses increased as we continue to invest in our core operating businesses. Other expenses declined as the first half of 2015 was negatively impacted by two client-related matters totaling $25 million.

Cost of products sold

Cost of products sold expense remained relatively flat for the three and six months ended June 30, 2016 compared to the same period in 2015.

Selling, general, and administrative

	Three months ended June 30,				Six months ended June 30,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change	2016	2015	Percent Change	Constant Currency Percent Change
Salaries, wages, bonus, and other	$164	$179	(8)%		$342	$368	(7)%
Stock-based compensation	33	16	106%		99	23	330%
Independent sales organizations (ISOs) commissions	158	161	(2)%		321	308	4%
Outside professional services	40	51	(22)%		90	105	(14)%
Commissions	38	36	6%		71	75	(5)%
Other	67	83	(19)%		141	167	(16)%
Selling, general, and administrative expense	$500	$526	(5)%	(4)%	$1,064	$1,046	2%	3%

Selling, general, and administrative expense decreased for the three months ended June 30, 2016 compared to the same period in 2015 due to benefits from our strategic expense management initiative during the current period partially offset by increased stock-based compensation of $17 million.

Selling, general, and administrative expense increased for the six months ended June 30, 2016 compared to the same period in 2015 due to increased stock-based compensation of $76 million and a $13 million increase in ISO commissions. The growth in stock-based compensation expense was split between expenses associated with our initial public offering of approximately $30 million and recurring expenses of approximately $46 million, which commenced with the completion of our initial public offering last year. The growth in ISO commissions was primarily driven by revenue growth within our ISO channels. Salaries, outside professional services, and other expenses decreased due to enhanced expense management initiatives.

Depreciation and amortization

	Three months ended June 30,			Six months ended June 30,
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Depreciation expense	$75	$70	7%	$148	$142	4%
Amortization expense	163	182	(10)%	328	361	(9)%
Depreciation and amortization	$238	$252	(6)%	$476	$503	(5)%

Amortization expense decreased for the three and six months ended June 30, 2016 due to a reduction in amortization expense on acquisition intangibles.

Other operating expenses, net

Other operating expenses increased due to restructuring costs incurred as part of our expense management initiative. Refer to note 9 “Restructuring” to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for details regarding restructuring charges and our restructuring program.

Reimbursable PIN debit fees, postage, and other

Reimbursable PIN debit fees, postage, and other expense increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 due to transaction and volume growth related to PIN debit fees of $17 million and $36 million and print and plastics mailing services of $11 million and $28 million, respectively.

Interest expense, net

	Three months ended June 30,			Six months ended June 30,
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Interest expense, net	$(284)	$(405)	(30)%	$(547)	$(811)	(33)%

Interest expense, net decreased significantly for the three and six months ended June 30, 2016 compared to the same periods in 2015 due to lower outstanding debt balances as a result of debt extinguishments and lower interest rates as a result of debt paydowns and refinancing activity during the second half of 2015 and the first six months of 2016. Interest expense, net for both the three and six months ended June 30, 2016 includes $18 million of fees incurred to modify long term debt. Refer to note 2 "Borrowings" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.

Loss on debt extinguishment

	Three months ended June 30,			Six months ended June 30,
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Loss on debt extinguishment	$(9)	$—	NM	$(55)	$—	NM

Refer to note 2 “Borrowings” to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.

Other income (expense)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Gain on Visa Europe share sale	$29	$—	$29	$—
Derivative financial instruments losses	(1)	(14)	(5)	(16)
Divestitures, net	1	2	1	3
Non-operating foreign currency gains/ (losses)	9	(12)	19	24
Other income (expense)	$38	$(24)	$44	$11

Gain on Visa Europe share sale

On June 21, 2016, Visa Inc. (Visa) acquired Visa Europe (VE), of which we were a member and shareholder through certain subsidiaries. On June 21, 2016, we received cash of €24.2 million ($27 million equivalent at June 21, 2016) and Visa preferred stock which is convertible into Visa common shares. We will also receive a deferred payment three years after the closing date of the acquisition, valued at approximately €2.3 million ($2.6 million equivalent at June 21, 2016).  As of June 21, 2016, the Class A common stock equivalent of the preferred stock was approximately $19 million. However, the preferred shares have been assigned a value of zero as of June 30, 2016, based on transfer restrictions and Visa's ability to adjust the conversion ratio dependent on the outcome of existing and potential litigations in the Visa Europe territory over the next 12 years. We could receive additional proceeds as a number of First Data subsidiaries are working with certain members of Visa Europe who sponsor other of our merchant acquiring businesses in Europe in respect of sale proceeds received by those members.

Non-operating foreign currency gains (losses)

As of January 1, 2016, all of our euro-denominated debt was designated as a hedge against our net investment in our euro business units, with the gain (loss) now recognized through comprehensive income (loss). The gain recognized within "Other income (expense)" during the three and six months ended June 30, 2016 was driven by gains on intercompany loans. The gain for the three and six months ended June 30, 2015 relates to currency translations on our euro-denominated debt, which is now hedged, and on our intercompany loans. The loss during the three months ended June 30, 2015 was driven by the U.S. dollar weakening 3% against the euro. The gain during the six months ended June 30, 2015 was driven by the U.S. dollar strengthening 8% against the euro.

Income taxes

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Income tax expense	$28	$10	$33	$13
Effective income tax rate	12%	23%	14%	(77)%

The effective tax rates for the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 were different from the statutory rate as a result of recording tax expense on our foreign earnings, but not on our domestic earnings, as a result of the valuation allowance recorded in the U.S. The effective tax rate for the six months ended June 30, 2015 was different from the statutory rate as a result of our inability to recognize tax benefits attributable to our domestic losses while at the same time recording tax expense on our foreign earnings. Our tax expense in all periods was also impacted by us not recording tax expense on noncontrolling interests from pass through entities.

Our liability for unrecognized tax benefits was approximately $249 million as of June 30, 2016. We anticipate it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $123 million over the next twelve months beginning June 30, 2016 as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

Following the recognition of significant deferred tax valuation allowances in 2012, we have regularly experienced substantial volatility in our effective tax rate in interim periods and across years. This is due to deferred income tax benefits not being recognized in several jurisdictions, most notably in the United States, and changes in the amount, mix, and timing of pretax earnings in tax paying jurisdictions that can have a significant impact on the overall effective tax rate. This interim and full year volatility is likely to continue in future periods until it is more likely than not that we will be able to realize the benefits of net operating loss carryforwards and the deferred tax valuation allowances are released.

Equity earnings in affiliates

	Three months ended June 30,			Six months ended June 30,
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Equity earnings in affiliates	$68	$63	8%	$132	$114	16%

Equity earnings in affiliates increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 due to lower amortization expense and interchange pricing benefits in EMEA.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Three months ended June 30,			Six months ended June 30,
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	$63	$59	7%	$113	$108	5%

Net income attributable to noncontrolling interests and redeemable noncontrolling interest increased during the three and six months ended June 30, 2016 compared to the same periods in 2015 driven by growth within our Bank of America Merchant Services alliance. Refer to note 7 “Redeemable Noncontrolling Interest" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.
Segment EBITDA Overview
The following table displays Segment EBITDA for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change	2016	2015	Percent Change	Constant Currency Percent Change
Segment EBITDA:
Global Business Solutions	$448	$454	(1)%	—%	$824	$814	1%	4%
Global Financial Solutions	160	124	29%	33%	315	243	30%	33%
Network & Security Solutions	166	156	6%	6%	317	286	11%	11%
Corporate	(28)	(32)	13%	13%	(74)	(78)	5%	5%
Total Segment EBITDA	$746	$702	6%	8%	$1,382	$1,265	9%	11%

The following table displays Segment EBITDA margin by segment for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change		2016	2015	Change
Segment EBITDA Margin:
Global Business Solutions	43.2%	43.0%	20	bps	41.4%	40.3%	110	bps
Global Financial Solutions	40.5%	35.1%	540	bps	40.3%	34.2%	610	bps
Network & Security Solutions	45.4%	43.8%	160	bps	44.2%	41.3%	290	bps
Total Segment EBITDA	41.5%	39.8%	170	bps	39.6%	37.0%	260	bps

Global Business Solutions

Global Business Solutions Segment EBITDA decreased for the three months ended June 30, 2016 compared to the same period in 2015 primarily driven by the impact of the revenue declines noted previously within "Global Business Solutions segment results".

Global Business Solutions Segment EBITDA increased for the six months ended June 30, 2016 compared to the same period in 2015 primarily driven by expense savings resulting from management expense initiatives.

Global Financial Solutions

Global Financial Solutions Segment EBITDA increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 due to the impact of the revenue items noted within "Global Financial Solutions segment results" above which includes $5 million and $13 million from license fee disputes, respectively. The revenue growth was partially offset by an increase in variable expenses in North America.

Network & Security Solutions

Network & Security Solutions Segment EBITDA increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 due to the revenue items noted within "Network & Security Solutions segment results." In addition to revenue growth, expenses declined for the six months ended June 30, 2016 by approximately $5 million due to expenses associated with strategic investments made during the first quarter of 2015.

Corporate

Corporate Segment EBITDA decreased for the three and six months ended June 30, 2016 compared to the same periods in 2015 due to strategic management expense initiatives.
Liquidity and Capital Resources

Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility and accounts receivable securitization facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. To the extent future cash flows exceed the needs of the business, we may use all or a portion of the excess to reduce our debt balances.

Over the past few years, we completed various amendments and modifications to certain of our debt agreements in an effort to extend our debt maturities and lower interest rates. Details regarding our debt structure are provided in note 2 "Borrowings" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2015.

During the six months ended June 30, 2016, we used excess cash generated by the business along with existing cash on our balance sheet to pay down approximately $457 million of outstanding borrowings.

In the first quarter of 2016, we redeemed our 8.75% senior secured second lien notes and $887 million of our senior secured term loan facility due March 2018. We also issued $900 million aggregate principal amount of 5.0% senior secured first lien notes. Associated with these transactions we recorded $46 million in loss on debt extinguishment.

On April 13, 2016, our U.S. dollar-denominated senior secured term loan due March 2018 was refinanced through new and existing lenders to provide approximately $3.7 billion of senior secured term loans due March 2021. The senior secured term loan due March 2021 bears interest at a rate of LIBOR plus 400 basis points or a base rate plus 300 basis points. In connection with this transaction, we recorded $5 million in loss on debt extinguishment and expensed $11 million in debt issuance costs.

On June 2, 2016, our senior secured term loan due September 2018 and euro-denominated senior secured term loan due March 2018 were refinanced through new and existing lenders to provide approximately $1.0 billion and approximately €311 million ($342 million equivalent), respectively, of senior secured term loans due July 2022. The senior secured term loans due July 2022 bear interest at a rate of LIBOR plus 375 basis points or, solely with respect to the U.S. dollar denominated term loans, a base rate plus 275 basis points. In connection with this transaction, we recorded $4 million in loss on debt extinguishment and expensed $4 million in debt issuance costs.

As of August 3, 2016, our long-term corporate family rating from Moody’s was B2 (positive outlook). The long-term local issuer credit rating from Standard and Poor’s was B+ (stable). The long-term issuer default rating from Fitch was B (positive). Our current level of debt may limit our ability to get additional funding beyond our revolving credit facility and accounts receivable securitization facility if needed. A decrease in our credit ratings could affect our ability to access future financing at current funding rates, which could result in increased interest expense in the future.

Cash and cash equivalents Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of June 30, 2016 and December 31, 2015, we held $282 million and $429 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by our subsidiaries, Banc of America Merchant Services and Integrated Payment Systems, that are not available to fund operations outside of those subsidiaries. As of June 30, 2016 and December 31, 2015, the cash and cash equivalents held by these subsidiaries totaled $108 million and $136 million, respectively. All other domestic cash balances, to the extent available, are used to fund our short-term liquidity needs.

Cash and cash equivalents include amounts held outside of the U.S., totaling $147 million and $161 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, there was approximately $97 million of cash and cash equivalents held outside of the United States that was unavailable for general corporate purposes. We plan to fund any international cash needs throughout the remainder of 2016 within our international operations with cash held by our international entities, but if necessary, could fund such needs using cash from the United States, subject to satisfying debt covenant restrictions.
Cash flows

	Six months ended June 30,
Source/(use) (in millions)	2016	2015
Net cash provided by operating activities	$908	$453
Net cash used in investing activities	(210)	(387)
Net cash used in financing activities	(823)	(70)

Cash flows from operating activities

Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of our working capital requirements.
Our operating cash flow is significantly impacted by our level of debt. Approximately $480 million and $746 million in cash interest was paid during the six months ended June 30, 2016 and 2015, respectively. The decrease in cash interest payments is driven by lower principal balances due to debt extinguishments and refinancings and a significant decrease in the weighted average interest rate on our debt.
The chart below reconciles the change in operating cash flows for the six months ended June 30, 2015 to June 30, 2016.

Source/(use) (in millions)	Six months ended June 30, 2016
Net cash provided by operating activities, previous period	$453
Increases (decreases) in:
Net income, excluding other operating expenses and other income (expense) (a)	413
Depreciation and amortization	(29)
Working capital	71
Net cash provided by operating activities, current period	$908

(a)
Excludes loss on debt extinguishment, stock-based compensation expense and other non-cash items. For a review of our current quarter operating results, see "Results of operations" to our unaudited consolidated financial statements in Part I, Item 2 of this Form 10-Q.

For the six months ended June 30, 2016 compared to the same period in 2015, net income, excluding other operating expenses and other income (expense) increased due to the items noted previously within "Results of Operations". Working capital improved due to the timing of our working capital requirements along with operational improvements, particularly improvement in accounts receivable and inventory. In addition, working capital benefited from an increase in income tax accruals and lower tax payments over the prior year. The working capital improvements were partially offset by the timing of prepayments and vendor payments during the prior year.
Cash flows from investing activities

Cash flows used in investing activities decreased for the six months ended June 30, 2016 compared to the same period in 2015 due to $89 million of acquisitions in 2015, a $52 million decrease in capital expenditures, $27 million of cash received from our investment in Visa Europe, and $17 million of investments purchased in 2015.

For a more detailed discussion on the consideration received from our investment in Visa Europe discussed above, refer to note 12 "Supplemental Financial Information" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Cash flows from financing activities

Cash flows used in financing activities decreased for the six months ended June 30, 2016 compared to the same period in 2015 due to $2.4 billion of prepayments on previously outstanding term loans, $750 million paid for the redemption of our previously outstanding 8.75% senior secured second lien notes, and a reduction of amounts outstanding against our senior secured revolving credit facility of $194 million. The decrease was partially offset by $1.5 billion of proceeds from the issuance of new term loans, $896 million of proceeds from the March 2016 issuance of 5.0% senior secured first lien notes and $207 million of proceeds from our accounts receivable securitization facility.

Senior secured revolving credit facility

As of June 30, 2016, our senior secured revolving credit facility had commitments from financial institutions to provide $1.25 billion of credit. The revolving credit facility matures on June 2, 2020. Besides the letters of credit discussed below, we had no outstanding balances against this facility as of June 30, 2016 and December 31, 2015. As of June 30, 2016, $1.2 billion remained available under the facility. Excluding the letters of credit, the maximum amount outstanding against this facility during the six months ended June 30, 2016 was approximately $430 million while the average amount outstanding during the six months ended June 30, 2016 was approximately $160 million.

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

Accounts receivable securitization agreement

As of June 30, 2016, we had $207 million of outstanding borrowings and $312 million of pledged receivables under our accounts receivable securitization agreement. The securitization can be used for working capital and general corporate purposes. The maximum borrowing capacity allowed under the accounts receivable securitization agreement is $240 million as of June 30, 2016. For additional information regarding our accounts receivable securitization agreement, refer to note 2 "Borrowings" to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q.

Letters, lines of credit, and other

	Total Available (a)		Total Outstanding
(in millions)	As of June 30, 2016	As of December 31, 2015	As of June 30, 2016	As of December 31, 2015
Letters of credit (b)	$250	$250	$43	$42
Lines of credit and other (c)	324	245	33	43

(a)	Total available without giving effect to amounts outstanding.

(b)
Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The largest amount of letters of credit outstanding was approximately $43 million during the three months ended June 30, 2016. All letters of credit expire on or prior to March 31, 2017 with a one-year renewal option. We expect to renew most of the letters of credit prior to expiration.

(c)
As of June 30, 2016, represents $317 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity. We cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, we had borrowings outstanding against them.

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
The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior notes, and senior subordinated notes. As of June 30, 2016, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $13.1 billion, Covenant EBITDA of $3.3 billion and a Ratio of 4.0 to 1.0.

In determining Covenant EBITDA, EBITDA is calculated by reference to net income (loss) from continuing operations plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Covenant EBITDA is calculated by adjusting EBITDA to exclude certain items as permitted in calculating covenant compliance under the credit facilities. Covenant EBITDA is further adjusted to add net income attributable to noncontrolling interests and redeemable noncontrolling interest of certain non wholly owned subsidiaries and exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing our senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant EBITDA are appropriate to provide additional information to investors to demonstrate our ability to comply with our financing covenants. Because not all companies use identical calculations, this presentation of Covenant EBITDA may not be comparable to other similarly titled measures of other companies.

The calculation of Covenant EBITDA under our senior secured term loan facility is as follows:

(in millions)	Last twelve months ended June 30, 2016
Net loss attributable to First Data Corporation	$(1,247)
Interest expense, net	1,273
Income tax expense	121
Depreciation and amortization	1,104
EBITDA	1,251

Loss on debt extinguishment	1,123
Stock-based compensation	477
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	219
Projected near-term cost savings and revenue enhancements (1)	76
KKR related items	89
Restructuring, net	78
Non-operating foreign currency (gains) and losses	(36)
Investment (gains) and losses (2)	(29)
Derivative financial instruments (gains) and losses	6
Equity entities taxes, depreciation and amortization (3)	12
Other (4)	34
Covenant EBITDA	$3,300

(1)
Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives. We may not realize the anticipated cost savings pursuant to our anticipated timetable or at all.

(2)	Reflects the gain on Visa Europe share sale included within "Other income (expense)" in the consolidated statements of operations.

(3)	Represents our proportional share of income taxes, depreciation and amortization on equity method investments.

(4)
Includes items such as impairments, customer disputes, earnouts, cost of alliance conversions, litigation and regulatory settlements, debt issuance costs, other technology initiatives, and other as applicable to the period presented.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2016 and 2015, we did not engage in any off-balance sheet financing activities.
Contractual Obligations

During the six months ended June 30, 2016, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 31, 2015 in our Annual Report on Form 10-K for the year ended December 31, 2015.
Critical Accounting Policies

Our critical accounting policies have not changed from those reported as of December 31, 2015 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Guidance

Refer to note 1 “Basis of Presentation and Summary of Significant Accounting Policies” in our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for new accounting guidance issued during the six months ended June 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our assets include cash equivalents as well as both fixed and floating rate interest-bearing securities. These investments arise primarily from settlement funds held by us pending settlement.

Our interest rate-sensitive liabilities are our debt instruments. Our senior secured term loan facility is subject to variable interest rates. We have interest rate swaps on $5 billion of our variable rate debt that convert the debt to fixed rates. The interest rate swaps expire during September 2016. Therefore, as of June 30, 2016, we have approximately $3.9 billion of variable rate debt that is not subject to a fixed rate swap.

Based on the June 30, 2016 balances, a 100 basis point increase in short-term interest rates on an annualized basis compared to the interest rates as of June 30, 2016, which for the three month LIBOR was 0.6541%, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of approximately $22 million. The $22 million decrease to pretax income (due to a 100 basis point increase in variable rates as of June 30, 2016) is due to a $39 million increase in interest expense related to our balance of variable interest rate debt, net of interest rate swaps. The increase in interest expense would be partially offset by a $17 million increase in interest income. A decrease in interest rates would result in an increase to pretax income. Actual interest rates could change significantly more than 100 basis points. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in an increase to pretax income of approximately $23 million. This increase results from a $20 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the twelve months preceding December 31, 2015, and a $5 million increase related to foreign exchange on intercompany loans. The increase is partially offset by $2 million related to euro-denominated term loans held by us. There is inherent limitation in the sensitivity analysis presented, primarily due to the assumption that foreign exchange movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Regulatory

Through our merchant alliances, we hold an ownership interest in several competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, we actively maintain an antitrust compliance program.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2016. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

There are no material changes to the risk factors as reported in our Annual Report on Form 10-K for the year ended December 31, 2015 except as discussed below.

Risk Relating to the Referendum of the United Kingdom’s Membership of the European Union

The announcement of the Referendum of the United Kingdom’s Membership of the European Union (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, could, among other outcomes, disrupt the free movement of goods, services, and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas, and significantly disrupt trade between the U.K. and the E.U. The effects of Brexit will depend in part on any agreements the U.K. makes to retain access to E.U. markets. These agreements could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade, and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.

In addition, Brexit has introduced additional volatility and uncertainty in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described in our segment results, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars.

Any of these effects of Brexit, among others, could materially adversely affect our relationships with our existing and future clients and suppliers, which could have an adverse effect on our business, financial results, and business opportunities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

As previously reported, at First Data’s 2016 Annual Meeting of Shareholders held on May 11, 2016, our shareholders approved, on a non-binding advisory basis, three years as the frequency with which First Data will hold a non-binding advisory vote to approve the compensation to be paid by First Data to named executive officers. Based on these results, First Data will include a shareholder vote on the compensation of named executive officers in its proxy materials once every three years until the next required vote on the frequency of shareholder votes on the compensation of executives.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report or, where indicated, were filed and are incorporated by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
4.1	2016 May Extension Amendment and Joinder, dated as of June 2, 2016, among the Company, certain of its subsidiaries, each lender party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent: Exhibit A — Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	6/3/2016
31.1 (1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date:	August 3, 2016	By	/s/ HIMANSHU A. PATEL
Himanshu A. Patel
Executive Vice President, Chief Financial Officer
(principal financial officer)

Date:	August 3, 2016	By	/s/ MATTHEW CAGWIN
Matthew Cagwin
Senior Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)