Form 10-Q
period 2016-09-30
FIRST DATA CORP
filed 2016-11-09
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2016
Class A Common Stock, $0.01 par value per share	357,100,865 shares
Class B Common Stock, $0.01 par value per share	553,883,262 shares

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

Forward-Looking Statements

Certain matters we discuss in this Form 10-Q and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA), earnings, margins, growth rates, and other financial results for future periods. By their nature, forward-looking statements speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results could differ materially and adversely from our forward-looking statements due to a variety of factors, including the following: (1) adverse impacts from global economic, political, and other conditions affecting trends in consumer, business, and government spending; (2) our ability to anticipate and respond to changing industry trends, including technological changes and increasing competition; (3) our ability to successfully renew existing client contracts on favorable terms and obtain new clients; (4) our ability to prevent a material breach of security of any of our systems; (5) our ability to implement and improve processing systems to provide new products, improve functionality, and increase efficiencies; (6) our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (7) credit and fraud risks in our business units and merchant alliances, particularly in the context of eCommerce and mobile markets; (8) consolidation among financial institution clients or other client groups that impacts our client relationships; (9) our ability to improve our profitability and maintain flexibility in our capital resources through the implementation of cost savings initiatives; (10) our ability to successfully value and integrate acquired businesses, including those outside of the United States; (11) our high degree of leverage; (12) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (13) changes in the interest rate environment that increase interest on our borrowings or the interest rate at which we can refinance our borrowings; (14) the impact of new laws, regulations, credit card association rules, or other industry standards; and (15) new lawsuits, investigations, or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, and various other factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2015, including but not limited to, Item 1 - Business, Item 1A - Risk Factors, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A- Risk Factors in the quarterly report on Form 10-Q for the period ended June 30, 2016. Except as required by law, we do not intend to revise or update any forward-looking statement as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share and share amounts)	2016	2015	2016	2015
Revenues:
Transaction and processing service fees (a)	$1,693	$1,673	$4,953	$4,906
Product sales and other (a)	307	309	893	844
Total revenues (excluding reimbursable items)	2,000	1,982	5,846	5,750
Reimbursable PIN debit fees, postage, and other	936	938	2,795	2,737
Total revenues	2,936	2,920	8,641	8,487
Expenses:
Cost of services (exclusive of items shown below)	711	686	2,140	2,055
Cost of products sold	87	96	251	257
Selling, general, and administrative	499	521	1,563	1,567
Depreciation and amortization	237	257	713	760
Other operating expenses	12	20	57	40
Total expenses (excluding reimbursable items)	1,546	1,580	4,724	4,679
Reimbursable PIN debit fees, postage, and other	936	938	2,795	2,737
Total expenses	2,482	2,518	7,519	7,416
Operating profit	454	402	1,122	1,071
Interest expense, net	(263)	(388)	(810)	(1,199)
Loss on debt extinguishment	(3)	(108)	(58)	(108)
Other income (expense)	(30)	(10)	14	1
Income (loss) before income taxes and equity earnings in affiliates	158	(104)	268	(235)
Income tax expense	24	32	57	45
Equity earnings in affiliates	66	61	198	175
Net income (loss)	200	(75)	409	(105)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	68	51	181	159
Net income (loss) attributable to First Data Corporation	$132	$(126)	$228	$(264)

Net income (loss) per share:
Basic	$0.15	$(126,000)	$0.25	$(264,000)
Diluted	$0.14	$(126,000)	$0.25	$(264,000)

Weighted-average common shares outstanding:
Basic	904,738,175	1,000	900,128,754	1,000
Diluted	922,818,229	1,000	918,301,729	1,000

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $52 million and $150 million for the three and nine months ended September 30, 2016, respectively, and $55 million and $153 million for the comparable periods in 2015.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Net income (loss)	$200	$(75)	$409	$(105)
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	—	(2)	—	3
Foreign currency translation adjustment	61	(85)	(44)	(221)
Pension liability adjustments	—	—	—	2
Total other comprehensive income (loss), net of tax	61	(87)	(44)	(216)
Comprehensive income (loss)	261	(162)	365	(321)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest, net of tax	69	51	183	151
Comprehensive income (loss) attributable to First Data Corporation, net of tax	$192	$(213)	$182	$(472)

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions, except common stock share amounts)	As of September 30, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$475	$429
Accounts receivable, net of allowance for doubtful accounts of $75 and $71	1,714	1,826
Settlement assets	8,705	8,150
Other current assets	460	381
Total current assets	11,354	10,786
Property and equipment, net of accumulated depreciation of $1,442 and $1,367	896	951
Goodwill	16,825	16,846
Customer relationships, net of accumulated amortization of $5,592 and $5,299	1,845	2,136
Other intangibles, net of accumulated amortization of $2,322 and $2,134	1,793	1,783
Investment in affiliates	1,003	1,048
Other long-term assets	728	812
Total assets	$34,444	$34,362
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,556	$1,639
Short-term and current portion of long-term borrowings	377	856
Settlement obligations	8,705	8,150
Total current liabilities	10,638	10,645
Long-term borrowings	18,514	18,737
Deferred tax liabilities	410	431
Other long-term liabilities	836	812
Total liabilities	30,398	30,625
Commitments and contingencies (See note 10)
Redeemable noncontrolling interest	73	77
First Data Corporation stockholders' equity:
Class A Common stock, $0.01 par value; 1,600,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 352,407,420 shares and 179,873,244 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	4	2
Class B Common stock, $0.01 par value; 639,311,146 shares and 800,000,000 shares authorized as of September 30, 2016 and December 31, 2015, respectively; 558,596,918 shares and 719,330,114 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	5	7
Additional paid-in capital	13,098	12,910
Accumulated loss	(10,804)	(11,032)
Accumulated other comprehensive loss	(1,265)	(1,219)
Total First Data Corporation stockholders' equity	1,038	668
Noncontrolling interests	2,935	2,992
Total equity	3,973	3,660
Total liabilities and equity	$34,444	$34,362
 See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$409	$(105)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	793	843
Charges related to other operating expenses and other income (expense)	43	39
Loss on debt extinguishment	58	108
Stock-based compensation expense	214	31
Other non-cash and non-operating items, net	30	50
(Decrease) increase in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	115	(66)
Other assets, current and long-term	20	(110)
Accounts payable and other liabilities, current and long-term	5	(71)
Income tax accounts	(27)	(32)
Net cash provided by operating activities	1,660	687
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(168)	(213)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(183)	(244)
Acquisitions, net of cash acquired	(6)	(89)
Other investing activities, net	19	(8)
Net cash used in investing activities	(338)	(554)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	234	219
Proceeds from issuance of long-term debt	2,377	2,206
Payment of call premiums and debt issuance costs	(52)	(104)
Principal payments on long-term debt	(3,544)	(2,185)
Payment of taxes related to net settlement of equity awards	(59)	—
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(240)	(232)
Other financing activities, net	26	(13)
Net cash used in financing activities	(1,258)	(109)
Effect of exchange rate changes on cash and cash equivalents	(18)	(14)
Change in cash and cash equivalents	46	10
Cash and cash equivalents at beginning of period	429	358
Cash and cash equivalents at end of period	$475	$368
NON-CASH TRANSACTIONS
Capital leases, net of trade-ins	$119	$33

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Stockholders
	Common Stock						Accumulated Other Comprehensive Loss
(in millions, except common stock share amounts)	Class A		Class B		Additional Paid-In Capital	Accumulated Loss		Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2015	179,873,244	$2	719,330,114	$7	$12,910	$(11,032)	$(1,219)	$2,992	$3,660
Dividends and distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(215)	(215)
Net income (a)	—	—	—	—	—	228	—	156	384
Other comprehensive (loss) income	—	—	—	—	—	—	(46)	2	(44)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	4	—	—	—	4
Stock compensation expense	—	—	—	—	214	—	—	—	214
Stock activity under stock compensation plans and other	172,534,176	2	(160,733,196)	(2)	(30)	—	—	—	(30)
Balance, September 30, 2016	352,407,420	$4	558,596,918	$5	$13,098	$(10,804)	$(1,265)	$2,935	$3,973

	First Data Corporation Stockholders
	Common Stock						Accumulated Other Comprehensive Loss
(in millions, except common stock share amounts)	Class A		Class B		Additional Paid-In Capital	Accumulated Loss		Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2014 (b)	1,000	$—	—	$—	$9,906	$(9,547)	$(929)	$3,100	$2,530
Dividends and distributions paid to noncontrolling interests	—	—	—	—	—	—	—	(206)	(206)
Net (loss) income (a)	—	—	—	—	—	(264)	—	133	(131)
Other comprehensive loss	—	—	—	—	—	—	(208)	(8)	(216)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	31	—	—	—	31
Stock activity under stock compensation plans and other	—	—	—	—	(10)	—	—	—	(10)
Cash dividends paid by First Data Corporation to Parent	—	—	—	—	—	(4)	—	—	(4)
Balance, September 30, 2015	1,000	$—	—	$—	$9,919	$(9,815)	$(1,137)	$3,019	$1,986

(a)
The total net income (loss) presented in the unaudited consolidated statements of equity for the nine months ended September 30, 2016 and 2015 is $25 million lower and $26 million higher, respectively, than the amounts presented in the unaudited consolidated statements of operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

(b)    1,000 shares relates to common stock without a class that was eliminated upon the merger with First Data Holdings during the fourth quarter of 2015.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Business Description

First Data Corporation (FDC or the Company) is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers. The Company provides merchant transaction processing and acquiring; credit, retail, and debit card issuing and processing; prepaid services; and check verification, settlement and guarantee services; as well as solutions to help clients grow their businesses including the Company's Clover line of payment solutions and related applications.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Significant accounting policies disclosed therein have not changed.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company, the consolidated results of the Company's operations, comprehensive income (loss), consolidated cash flows and changes in equity as of and for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Presentation

Depreciation and amortization, presented as a separate line item on the Company’s unaudited consolidated statements of operations, does not include amortization of initial payments for new contracts which is recorded as contra-revenue within “Transaction and processing service fees.” Also not included is amortization related to equity method investments which is netted within “Equity earnings in affiliates.” The following table presents the amounts associated with such amortization for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Amortization of initial payments for new contracts	$16	$14	$47	$38
Amortization related to equity method investments	12	15	33	45

Revenue Recognition

The majority of the Company’s revenues are comprised of: 1) transaction-based fees, which typically constitute a percentage of dollar volume processed; 2) fees per transaction processed; 3) fees per account on file during the period; or 4) some combination thereof.

The Company’s arrangements with clients often consist of multiple services and products (multiple-element arrangements).  In accounting for multiple-element arrangements, the Company assesses the elements of the contract and whether each element has standalone value and allocates revenue to the various elements based on their estimated selling price as a component of total consideration for the arrangement. The selling price is based on current selling prices offered by the Company or another party for current products or management's best estimate of a selling price.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the case of contracts that the Company owns and manages, revenue is comprised of fees charged to the client, net of interchange fees and assessments charged by the credit card associations, and is recognized at the time the client accepts a point of sale transaction. The fees charged to the client are a percentage of the credit card and signature-based debit card transaction’s dollar value, a fixed amount, or a combination of the two. Personal identification number based debit (PIN-debit) and PINless-debit network fees are recognized in “Reimbursable PIN debit fees, postage, and other” revenues and expenses in the unaudited consolidated statements of operations. STAR Network access fees charged to clients are assessed on a per transaction basis. Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit and PINless-debit transactions charged by debit networks were as follows for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Interchange fees and assessments	$6,184	$5,598	$17,406	$16,089
PIN-Debit fees	753	757	2,255	2,227

Deferred Revenue

The Company records deferred revenue when it receives payments in advance of the delivery of products or the performance of services. The deferred revenue is recognized into earnings when underlying performance obligations are achieved. As of September 30, 2016 and December 31, 2015, current deferred revenue included within "Accounts payable and accrued liabilities" in the Company's unaudited consolidated balance sheets was $148 million and $140 million, respectively, and noncurrent deferred revenue included within "Other long-term liabilities" in the Company's unaudited consolidated balance sheets was $170 million and $146 million, respectively.

A major component of the Company's deferred revenue represents certain Clover terminal devices which do not have standalone value as of September 30, 2016. The Company will continue to assess in the future whether an adequate secondary market is capable of developing or has developed for these devices to establish standalone value. If a secondary market is deemed capable of developing or develops whereby clients are able to substantially recover their original purchase price, the Company will recognize revenue for Clover terminal devices upon delivery.

Common Stock

For the nine months ended September 30, 2016, 160.7 million shares of Class B common stock were converted to 160.7 million shares of Class A common stock. The majority of the shares converted shortly after the expiration of the Company's initial public offering lockup period which ended on April 11, 2016.

Reclassifications

Certain amounts for prior years have been reclassified to conform with the current-year financial statement presentation. Specifically, the unaudited consolidated balance sheet as of September 30, 2016 reflects a $123 million reclassification related to settlement activities to conform certain international joint ventures to our global policies, which increased "Cash and cash equivalents" and decreased "Accounts receivable". The unaudited consolidated statements of cash flows for the nine months ended September 30, 2016 reflects the reclassification of $123 million within “Net Cash provided by operating activities”.

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

In March 2016, the FASB issued guidance that will change some aspects of the accounting for stock-based payments to employees. Under the new guidance, companies will be required to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and to present excess tax benefits as an operating activity on the statement of cash flows. The guidance may also change how companies account for forfeitures and an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The new guidance will be effective for public companies for fiscal years beginning after December 15, 2016 as well as interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company has evaluated the guidance and determined adoption will not have a material impact to its consolidated financial statements.
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
In August 2016, the FASB issued guidance which clarifies the treatment of several cash flow categories. In addition, the guidance clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company's early adoption of the guidance in the third quarter of 2016 did not have an impact on the Company's financial statements or disclosures.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2: Borrowings

(in millions)	As of September 30, 2016	As of December 31, 2015
Short-term borrowings:
Foreign lines of credit and other arrangements	$71	$43
Accounts receivable securitized loan at LIBOR plus 200 basis points or a base rate equal to the highest of (i) the applicable lender's prime rate, or (ii) the federal funds rate plus 0.50%	208	—
Unamortized deferred financing costs (a)	(2)	—
Total Short-term borrowings	277	43
Current portion of long-term borrowings:
8.75% Senior secured second lien notes due 2022	—	750
Unamortized discount and unamortized deferred financing costs	—	(10)
Other arrangements	16	—
Capital lease obligations	84	73
Total Current portion of long-term borrowings	100	813
Total Short-term and current portion of long-term borrowings	377	856
Long-term borrowings:
Senior secured term loan facility due March 2018 at LIBOR and euro LIBOR plus 3.5% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 2.5%	—	4,938
Senior secured term loan facility due September 2018 at LIBOR plus 3.5% or a base rate plus 2.5%	—	1,008
Senior secured term loan facility due March 2021 at LIBOR and euro LIBOR plus 4.0% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 3.0%	4,541	1,171
Senior secured term loan facility due July 2022 at LIBOR and euro LIBOR plus 3.75% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 2.75%	3,838	2,464
6.75% Senior secured first lien notes due 2020	1,398	1,398
5.375% Senior secured first lien notes due 2023	1,210	1,210
5.0% Senior secured first lien notes due 2024	1,900	1,000
5.75% Senior secured second lien notes due 2024	2,200	2,200
7.0% Senior unsecured notes due 2023	3,400	3,400
Unamortized discount and unamortized deferred financing costs (a)	(171)	(174)
Other arrangements	27	—
Capital lease obligations	171	122
Total Long-term borrowings (b)	18,514	18,737
Total Borrowings (c)	$18,891	$19,593

(a)
Unamortized deferred financing costs are amortized on a straight-line basis, which approximates the interest method, over the remaining term of the respective debt. In addition, certain lenders' fees associated with debt transactions were capitalized as discounts and are similarly being amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the respective debt.

(b)
As of September 30, 2016 and December 31, 2015, the fair value of the Company's long-term borrowings was $19.1 billion and $19.6 billion, respectively. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.

(c)	The effective interest rate is not substantially different than the coupon rate on any of the Company's debt tranches.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Lines of Credit and Other Arrangements

As of September 30, 2016 and December 31, 2015, the Company had $344 million and $245 million, respectively, available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. As of September 30, 2016 and December 31, 2015, this includes a $165 million and $75 million, respectively, committed line of credit for one of the Company's U.S. alliances. The remainder of these arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the euro. Of the amounts outstanding as of September 30, 2016 and December 31, 2015, $19 million and $17 million, respectively, were uncommitted.

Senior Secured Revolving Credit Facility

The Company has a $1.25 billion senior secured revolving credit facility maturing on June 2, 2020 subject to certain earlier springing maturity provisions in certain circumstances. Up to $250 million of the senior secured revolving credit facility is available for letters of credit, of which $43 million and $42 million of letters of credit were issued under these facilities as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, $1.2 billion remained available.

Accounts Receivable Securitization Agreement

On December 31, 2015, the Company established a fully consolidated and wholly owned subsidiary, First Data Receivables, LLC (FDR).  FDR and FDC entered into an agreement where certain wholly owned subsidiaries of FDC agreed to transfer and contribute receivables to FDR. FDR’s assets are not available to satisfy obligations of any other entities or affiliates of FDC. FDR's creditors will be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to FDR’s equity holders. As of September 30, 2016, the Company transferred $326 million in receivables to FDR as part of the securitization program and FDR utilized the receivables as collateral in borrowings of $208 million. As of September 30, 2016, the receivables held by FDR are recorded within “Accounts receivable, net” in the Company's unaudited consolidated balance sheets.

Recent Events

On January 1, 2016, the Company designated the euro-denominated portions of the senior secured term loan facility due March 2018, senior secured term loan facility due March 2021, and the senior secured term loan facility due July 2022 as non-derivative hedges of net investments in foreign operations. As such, foreign currency gains and losses on the euro-denominated portions of these terms loans is recorded within "Foreign currency translation adjustment" in the Company's unaudited consolidated statements of comprehensive income (loss) to the extent the hedges are effective. Foreign currency gains and losses on the euro-denominated portions of these term loans were previously recorded within "Other income (expense)" in the Company's unaudited consolidated statements of operations.

On January 15, 2016, the Company redeemed its 8.75% senior secured second lien notes due 2022. Associated with the redemption, the Company recorded $43 million in loss on debt extinguishment.

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

On April 13, 2016, the Company refinanced its U.S. dollar-denominated senior secured term loan due March 2018 through new and existing lenders to provide approximately $3.7 billion of U.S. dollar-denominated senior secured term loans due March 2021. The senior secured term loan due March 2021 bears interest at a rate of LIBOR plus 400 basis points or a base rate plus 300 basis points. In connection with this transaction, the Company recorded approximately $5 million in loss on debt extinguishment and expensed approximately $11 million in debt issuance costs, which is included within "Interest expense, net" in the unaudited consolidated statements of operations.

On June 2, 2016, the Company refinanced its senior secured term loan due September 2018 and euro-denominated senior secured term loan due March 2018 through new and existing lenders to provide approximately $1.0 billion and €311 million ($342 million

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

equivalent), respectively, of senior secured term loans due July 2022. The senior secured term loans due July 2022 bear interest at a rate of LIBOR plus 375 basis points or, solely with respect to the U.S. dollar denominated term loans, a base rate plus 275 basis points. In connection with this transaction, the Company recorded approximately $4 million in loss on debt extinguishment and expensed $4 million in debt issuance costs, which is included within "Interest expense, net" on the unaudited consolidated statements of operations. The euro-denominated senior secured term loan facility remains designated as a non-derivative hedge of net investment in foreign operations.

During the current quarter, the Company paid down $350 million aggregate principal amount of the Company's March 2021 senior secured term loans. In connection with the transactions, the Company recorded $3 million in loss on debt extinguishment.

On October 14, 2016, the Company refinanced, through new and existing lenders, to lower the interest rate on approximately $4.5 billion (including €0.2 billion of euro denominated term loans) of senior secured term loans due March 2021 from LIBOR plus 400 basis points to LIBOR plus 300 basis points or, solely with respect to the U.S. dollar denominated term loans, the Company's option of either LIBOR plus 300 basis points or the base rate plus 200 basis points.

Subsequent to the end of the third quarter of 2016, the Company paid down $100 million aggregate principal amount of its March 2021 senior secured term loans. The Company recorded an immaterial amount of loss on debt extinguishment in connection with this transaction.
Note 3: Stock Compensation Plans
The Company provides stock-based compensation awards to its employees under the 2015 Omnibus Incentive Plan (stock plan), which the Company adopted in conjunction with its initial public offering on October 15, 2015.
Total stock-based compensation expense recognized in "Cost of services" and “Selling, general, and administrative” in the unaudited consolidated statements of operations resulting from stock options, non-vested restricted stock awards, and non-vested restricted stock units was as follows for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Cost of services	$19	$—	$91	$—
Selling, general, and administrative	24	8	123	31
Total	$43	$8	$214	$31

Substantially all of the Company's employees are granted restricted stock awards or units on an annual basis, which generally vest 20% after the first anniversary, 40% after the second anniversary, and the remaining 40% on the third anniversary. For the nine months ended September 30, 2016, 18 million restricted stock awards and units were granted at a weighted average price per share of $12.55. For the three months ended September 30, 2016, the Company granted less than 1 million restricted stock awards and units.

As of September 30, 2016, there was $95 million and $247 million of total unrecognized compensation expense related to non-vested stock options and restricted stock, respectively. Previously unrecognized expense of $52 million was recognized during the first quarter of 2016 in connection with the Company's initial public offering.

For the nine months ended September 30, 2016, the Company paid approximately $59 million of taxes related to the net settlement of vested equity awards. For the three months ended September 30, 2016 and for the three and nine months ended September 30, 2015, the amount of employee shares net settled for the payment of taxes was insignificant.

The Company has an employee stock purchase plan under which the sale of 6 million shares of its common stock has been authorized. The total number of shares issued through the stock purchase plan have not been significant through September 30, 2016.

For additional information on the Company’s stock compensation plans, refer to note 4 “Stock Compensation Plans” in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table sets forth the computation of the Company's basic and diluted net income (loss) per share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except share and per share amounts)	2016	2015	2016	2015
Numerator:
Net income (loss) used in computing net income (loss) per share, basic and diluted	$132	$(126)	$228	$(264)

Denominator:
Shares used in computing net income (loss) per share, basic (a)	904,738,175	1,000	900,128,754	1,000
Effect of dilutive securities	18,080,054	—	18,172,975	—
Total dilutive securities	922,818,229	1,000	918,301,729	1,000

Basic net income (loss) per share	$0.15	$(126,000)	$0.25	$(264,000)
Diluted net income (loss) per share	$0.14	$(126,000)	$0.25	$(264,000)

Anti-dilutive shares excluded from diluted net income (loss) per share	20,439,375	—	27,064,859	—

(a)	2015 net loss per share, basic and diluted, is calculated using 1,000 shares outstanding prior to the merger with FDH and the filing of the Company's prospectus in October 2015.
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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s operating segment results for the periods presented:

	Three months ended September 30, 2016
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$830	$345	$335	$—	$1,510
Product sales and other	207	52	43	—	302
Equity earnings in affiliates	8	—	—	—	8
Total segment revenues	$1,045	$397	$378	$—	$1,820
Depreciation and amortization	$109	$86	$28	$8	$231
Segment EBITDA	455	158	166	(40)	739
Other operating expenses and Other income (expense) excluding divestitures	(18)	2	(6)	11	(11)

	Three months ended September 30, 2015
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$801	$341	$339	$—	$1,481
Product sales and other	223	50	35	—	308
Equity earnings in affiliates	8	—	—	—	8
Total segment revenues	$1,032	$391	$374	$—	$1,797
Depreciation and amortization	$124	$98	$22	$8	$252
Segment EBITDA	431	145	162	(35)	703
Other operating expenses and Other income (expense) excluding divestitures	34	(7)	(1)	(56)	(30)

	Nine months ended September 30, 2016
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$2,404	$1,023	$969	$—	$4,396
Product sales and other	605	155	127	—	887
Equity earnings in affiliates	28	—	—	—	28
Total segment revenues	$3,037	$1,178	$1,096	$—	$5,311
Depreciation and amortization	$322	$268	$85	$15	$690
Segment EBITDA	1,279	473	483	(114)	2,121
Other operating expenses and Other income (expense) excluding divestitures	4	6	(8)	(15)	(13)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2015
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$2,413	$974	$965	$—	$4,352
Product sales and other	613	127	101	—	841
Equity earnings in affiliates	24	—	—	—	24
Total segment revenues	$3,050	$1,101	$1,066	$—	$5,217
Depreciation and amortization	$365	$293	$65	$20	$743
Segment EBITDA	1,245	388	448	(113)	1,968
Other operating expenses and Other income (expense) excluding divestitures	55	(14)	(1)	(82)	(42)

The following table presents a reconciliation of the Company’s consolidated results to segment amounts for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Consolidated revenues	$2,936	$2,920	$8,641	$8,487
Adjustments:
Non wholly owned entities (a)	(25)	(18)	(59)	(58)
ISOs commission expense (b)	(155)	(167)	(476)	(475)
Reimbursable debit network fees, postage, and other	(936)	(938)	(2,795)	(2,737)
Total segment revenues	$1,820	$1,797	$5,311	$5,217

Net income (loss) attributable to First Data Corporation	$132	$(126)	$228	$(264)
Adjustments:
Non wholly owned entities (a)	(7)	(6)	(24)	(19)
Depreciation and amortization	237	257	713	760
Interest expense, net	263	388	810	1,199
Loss on debt extinguishment	3	108	58	108
Other items (c)	44	42	65	108
Income tax expense	24	32	57	45
Stock-based compensation	43	8	214	31
Total segment EBITDA	$739	$703	$2,121	$1,968

(a)
Net adjustment to reflect the Company's proportionate share of the results of the Company's investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. Segment revenue for the Company's significant affiliates is reflected based on the Company's proportionate share of the results of the Company's investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. For other affiliates, the Company includes equity earnings in affiliates, excluding amortization expense, in segment revenue.

(b)	Reported within "Selling, general, and administrative expense" in the unaudited consolidated statements of operations.

(c)
Includes restructuring, certain retention bonuses, non-normal course litigation and regulatory settlements, asset impairments, debt issuance expenses, Kohlberg Kravis Roberts & Co. (KKR) related items and “Other income (expense)" as presented in the unaudited consolidated statements of operations, which includes divestitures, derivative gains (losses), non-operating foreign currency gains (losses), and the gain on Visa Europe share sale. KKR related items represent KKR annual sponsorship fees for management, consulting, financial and other advisory services. Upon completing the IPO in October 2015, the Company is no longer obligated to pay KKR annual sponsorship fees.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of segment depreciation and amortization amounts to the Company’s consolidated depreciation and amortization in the unaudited consolidated statements of cash flows for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Segment depreciation and amortization	$231	$252	$690	$743
Adjustments for non wholly owned entities (a)	18	20	56	62
Amortization of initial payments for new contracts (b)	16	14	47	38
Total consolidated depreciation and amortization per unaudited consolidated statements of cash flows	265	286	793	843
Amortization of equity method investments (c)	(12)	(15)	(33)	(45)
Amortization of initial payments for new contracts (b)	(16)	(14)	(47)	(38)
Total consolidated depreciation and amortization per unaudited consolidated statements of operations	$237	$257	$713	$760

(a)	Adjustment to reflect depreciation and amortization attributable to noncontrolling interests.

(b)	Included in "Transaction and processing service fees" as contra-revenue in the Company's unaudited consolidated statements of operations.

(c)	Included in "Equity earnings in affiliates" in the Company's unaudited consolidated statements of operations.
Note 6: Income Taxes
The following table presents the Company's income tax expense and effective income tax rate for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Income tax expense	$24	$32	$57	$45
Effective income tax rate	11%	(74)%	12%	(75)%

The effective tax rates for the three and nine months ended September 30, 2016 and 2015, respectively, were different from the statutory rate as a result of the Company recording tax expense on its foreign earnings, but not on its domestic earnings, as a result of the valuation allowance recorded in the U.S. The Company’s tax expense in all periods was also impacted by the Company not recording tax expense on noncontrolling interests from pass through entities. The effective income tax rate for the three and nine months ended September 30, 2016 benefited by 11% and 5%, respectively, from discrete adjustments.

The Company's liability for unrecognized tax benefits was approximately $245 million as of September 30, 2016. The Company anticipates it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $122 million over the next twelve months beginning September 30, 2016 as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.
Note 7: Redeemable Noncontrolling Interest

One of the Company's noncontrolling interests is redeemable at the option of the holder and is presented outside of equity and carried at its estimated redemption value.

The following table presents a summary of the redeemable noncontrolling interest activity during the periods presented:

(in millions)	2016	2015
Balance as of January 1,	$77	$70
Distributions	(25)	(26)
Share of income	25	26
Adjustment to redemption value of redeemable noncontrolling interest	(4)	8
Balance as of September 30,	$73	$78

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8: Derivative Financial Instruments

The Company enters into the following types of derivatives:

•
Floating to fixed interest rate swaps: The Company used interest rate swaps to mitigate its exposure to interest rate fluctuations on interest payments related to variable rate debt. The Company is no longer invested in any such interest rate swaps. The Company's interest rate contracts were used in a non-qualifying hedging relationship.

•
Floating to fixed interest rate collar swaps: The Company uses interest rate collar swaps to mitigate its exposure to interest rate fluctuations on interest payments related to variable rate debt. No payments or receipts are exchanged on interest rate collar swaps unless interest rates rise or fall to exceed a predetermined ceiling or floor rate. The Company uses these contracts in a qualifying hedging relationship.

•
Foreign exchange contracts: The Company uses cross-currency swaps to protect the net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates. The Company uses these contracts in both qualifying and non-qualifying hedging relationships.

The Company held the following derivative instruments as of the dates indicated:

		As of September 30, 2016			As of December 31, 2015
(in millions)	Notional Currency	Notional Value	Assets (a)	Liabilities (a)	Notional Value	Assets (a)	Liabilities (a)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts	AUD	260	$55	$—	260	$65	$—
Foreign exchange contracts (b)	EUR	—	—	—	200	51	—
Foreign exchange contracts (c)	GBP	300	59	—	250	39	—
Foreign exchange contracts (d)	CAD	130	7	—	110	24	—
			121	—		179	—
Derivatives designated as cash flow hedges:
Interest rate collar contracts	USD	3,000	—	—		—	—
			—	—		—	—
Derivatives not designated as hedging instruments:
Interest rate contracts (e)	USD	—	—	—	5,000	—	(56)
			$121	$—		$179	$(56)

(a)
Of the balances included in the table above, in aggregate, $121 million of assets as of September 30, 2016 and $179 million of assets and $51 million of liabilities, net $128 million, as of December 31, 2015 are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b)	The forward exchange contracts matured in January 2016 at a net settlement value of $49 million.

(c)	Notional value 100 million GBP matured in August 2016 at a net settlement value of $25 million. The Company entered into a new foreign exchange contract with a notional value of 150 million GBP.

(d)	Notional value 75 million CAD matured in August 2016 at a net settlement value of $14 million. The Company entered into a new foreign exchange contract with a notional value of 95 million CAD.

(e)	Interest rate contracts matured in September 2016.

The maximum length of time over which the Company is hedging its currency exposure of net investments in foreign operations is through August 2019.

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable rate interest on existing financial instruments is through September 2018.

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

Effect of Derivative Instruments on the Unaudited Consolidated Financial Statements

Derivative gains and (losses) were as follows for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:
Gain recognized in "Foreign currency translation adjustment" in the unaudited consolidated statements of comprehensive income (loss) (effective portion)	$—	$5	$—	$36	$—	$27	$—	$68
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other income (expense)" in the unaudited consolidated statements of operations	—	—	(9)	—	(5)	—	(27)	2

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income (loss) related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company for the periods presented:

(in millions, after tax)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Accumulated gain included in other comprehensive income (loss) at beginning of the period	$100	$57	$86	$37
Increase in fair value of derivatives that qualify for hedge accounting, net of tax (a)	3	22	17	42
Accumulated gain included in other comprehensive income (loss) at end of the period	$103	$79	$103	$79

(a)	Gains are included in “Foreign currency translation adjustment” in the unaudited consolidated statements of comprehensive income (loss).

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9: Restructuring

During the three and nine months ended September 30, 2016 and 2015, the Company recorded restructuring charges in connection with management’s alignment of the business with strategic objectives, cost savings initiatives, the departure of certain executive officers, and refinements of estimates.

In connection with the Company's announced cost management initiatives, the Company incurred $105 million of cumulative restructuring expense through September 30, 2016. For the three and nine months ended September 30, 2016, the Company incurred $6 million and $51 million, respectively. The nine month period includes a loss of $21 million on the impairment of a held-for-sale asset related to the exit of a facility. For the three and nine months ended September 30, 2015, the Company incurred approximately $20 million and $40 million in restructuring costs, respectively, primarily related to severance costs.

A summary of net pretax restructuring charges incurred by segment and reported within "Other operating expenses" in the unaudited consolidated statement of operations was as follows for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Global Business Solutions	$(2)	$(9)	$(7)	$(14)
Global Financial Solutions	—	(5)	(2)	(9)
Network & Security Solutions	—	(1)	(2)	(1)
Corporate	(4)	(5)	(40)	(16)
Restructuring, net	$(6)	$(20)	$(51)	$(40)

The following table summarizes the Company’s utilization of restructuring accruals for the period presented:

(in millions)	Employee Severance	Other
Remaining accrual as of January 1, 2016	$29	$1
Restructuring, net	28	23
Impairment of held-for-sale assets	—	(21)
Cash payments and other	(49)	(3)
Remaining accrual as of September 30, 2016	$8	$—

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

As of September 30, 2016, the Company had one unconsolidated significant subsidiary that was not required to be consolidated, but represents more than 20% of the Company’s pretax income. Summarized financial information for the affiliate is presented below for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Net operating revenues	$232	$228	$683	$668
Operating expenses	96	97	286	281
Operating income	$136	$131	$397	$387
Net income	$136	$131	$397	$387
FDC equity earnings	46	42	136	123
Note 12: Supplemental Financial Information
Supplemental Unaudited Consolidated Statements of Operations Information

The following table details the components of “Other income (expense)” on the unaudited consolidated statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Derivative financial instruments losses	$—	$(9)	$(5)	$(25)
Divestitures, net (loss) gain	(31)	—	(31)	3
Gain on Visa Europe share sale	—	—	29	—
Non-operating foreign currency gains and (losses)	2	(1)	21	23
Other miscellaneous expense	(1)	—	—	—
Other income (expense)	$(30)	$(10)	$14	$1

Gain on Visa Europe share sale

On June 21, 2016, Visa Inc. (Visa) acquired Visa Europe (VE), of which the Company was a member and shareholder through certain subsidiaries. On June 21, 2016, the Company received cash of €24.2 million ($27 million equivalent at June 21, 2016) and Visa preferred stock which is convertible into Visa common shares. The Company will also receive a deferred payment three years after the closing date of the acquisition, valued at approximately €2.3 million ($2.6 million equivalent at June 21, 2016). As of June 21, 2016, the Class A common stock equivalent of the preferred stock was approximately $19 million. However, the preferred shares have been assigned a value of zero based on transfer restrictions and Visa's ability to adjust the conversion ratio dependent

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on the outcome of existing and potential litigations in the Visa Europe territory over the next 12 years. The Company could receive additional proceeds as a number of First Data subsidiaries are working with certain members of Visa Europe who sponsor other of the Company's merchant acquiring businesses in Europe in respect of sale proceeds received by those members.

Divestiture, net (loss) gain

On September 30, 2016, the Company completed the sale of its Australian ATM business, which was reported as part of the Global Business Solutions segment. Associated with the transaction, the Company recognized a $31 million loss on the sale. The loss is comprised of investments of $69 million reduced by cash proceeds of $38 million which were received subsequent to September 30, 2016. As of September 30, 2016, the cash proceeds are included within "Other current assets" in the unaudited consolidated balance sheet. The Company recorded an income tax provision of $9 million as a result of the final sale settlement.

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30, 2016
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,003	$763	$(73)	$1,693
Product sales and other	—	208	144	(45)	307
Total revenues (excluding reimbursable items)	—	1,211	907	(118)	2,000
Reimbursable PIN debit fees, postage, and other	—	637	299	—	936
Total revenues	—	1,848	1,206	(118)	2,936
Expenses:
Cost of services (exclusive of items shown below)	—	408	360	(57)	711
Cost of products sold	—	84	48	(45)	87
Selling, general, and administrative	56	272	187	(16)	499
Depreciation and amortization	1	140	96	—	237
Other operating expenses	—	3	9	—	12
Total expenses (excluding reimbursable items)	57	907	700	(118)	1,546
Reimbursable PIN debit fees, postage, and other	—	637	299	—	936
Total expenses	57	1,544	999	(118)	2,482
Operating (loss) profit	(57)	304	207	—	454
Interest expense, net	(258)	(4)	(1)	—	(263)
Loss on debt extinguishment	(3)	—	—	—	(3)
Interest income (expense) from intercompany notes	59	(57)	(2)	—	—
Other income (expense)	(2)	—	(28)	—	(30)
Equity earnings from consolidated subsidiaries	240	(1)	—	(239)	—
(Loss) income before income taxes and equity earnings in affiliates	(21)	242	176	(239)	158
Income tax (benefit) expense	(154)	144	34	—	24
Equity earnings in affiliates	(1)	59	8	—	66
Net income (loss)	132	157	150	(239)	200
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	16	52	68
Net income (loss) attributable to First Data Corporation	$132	$157	$134	$(291)	$132
Comprehensive income (loss)	$192	$169	$211	$(311)	$261
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	17	52	69
Comprehensive income (loss) attributable to First Data Corporation	$192	$169	$194	$(363)	$192

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2016
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,926	$2,248	$(221)	$4,953
Product sales and other	—	609	398	(114)	893
Total revenues (excluding reimbursable items)	—	3,535	2,646	(335)	5,846
Reimbursable PIN debit fees, postage, and other	—	1,903	892	—	2,795
Total revenues	—	5,438	3,538	(335)	8,641
Expenses:
Cost of services (exclusive of items shown below)	—	1,208	1,063	(131)	2,140
Cost of products sold	—	235	133	(117)	251
Selling, general, and administrative	261	815	574	(87)	1,563
Depreciation and amortization	4	430	279	—	713
Other operating expenses:	12	32	13	—	57
Total expenses (excluding reimbursable items)	277	2,720	2,062	(335)	4,724
Reimbursable PIN debit fees, postage, and other	—	1,903	892	—	2,795
Total expenses	277	4,623	2,954	(335)	7,519
Operating (loss) profit	(277)	815	584	—	1,122
Interest expense, net	(792)	(13)	(5)	—	(810)
Loss on debt extinguishment	(58)	—	—	—	(58)
Interest income (expense) from intercompany notes	192	(176)	(16)	—	—
Other (expense)	(2)	—	16	—	14
Equity earnings from consolidated subsidiaries	689	175	—	(864)	—
(Loss) income before income taxes and equity earnings in affiliates	(248)	801	579	(864)	268
Income tax (benefit) expense	(477)	404	130	—	57
Equity earnings in affiliates	(1)	175	24	—	198
Net income (loss)	228	572	473	(864)	409
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	50	131	181
Net income (loss) attributable to First Data Corporation	$228	$572	$423	$(995)	$228
Comprehensive (loss) income	$182	$611	$454	$(882)	$365
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	52	131	183
Comprehensive (loss) income attributable to First Data Corporation	$182	$611	$402	$(1,013)	$182

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$1,002	$753	$(82)	$1,673
Product sales and other	—	197	131	(19)	309
Total revenues (excluding reimbursable items)	—	1,199	884	(101)	1,982
Reimbursable PIN debit fees, postage, and other	—	646	292	—	938
Total revenues	—	1,845	1,176	(101)	2,920
Expenses:
Cost of services (exclusive of items shown below)	—	413	355	(82)	686
Cost of products sold	—	68	47	(19)	96
Selling, general, and administrative	22	299	200	—	521
Depreciation and amortization	1	158	98	—	257
Other operating expenses	1	10	9	—	20
Total expenses (excluding reimbursable items)	24	948	709	(101)	1,580
Reimbursable PIN debit fees, postage, and other	—	646	292	—	938
Total expenses	24	1,594	1,001	(101)	2,518
Operating (loss) profit	(24)	251	175	—	402
Interest expense, net	(386)	(2)	—	—	(388)
Loss on debt extinguishment	(108)	—	—	—	(108)
Interest income (expense) from intercompany notes	65	(68)	3	—	—
Other (expense) income	(18)	—	8	—	(10)
Equity earnings from consolidated subsidiaries	570	111	—	(681)	—
Income (loss) before income taxes and equity earnings in affiliates	99	292	186	(681)	(104)
Income tax (benefit) expense	225	(197)	4	—	32
Equity earnings in affiliates	—	55	6	—	61
Net (loss) income	(126)	544	188	(681)	(75)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	15	36	51
Net (loss) income attributable to First Data Corporation	$(126)	$544	$173	$(717)	$(126)
Comprehensive (loss) income	$(214)	$494	$83	$(525)	$(162)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	15	36	51
Comprehensive income (loss) attributable to First Data Corporation	$(214)	$494	$68	$(561)	$(213)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
Revenues:
Transaction and processing service fees	$—	$2,896	$2,242	$(232)	$4,906
Product sales and other	—	538	354	(48)	844
Total revenues (excluding reimbursable items)	—	3,434	2,596	(280)	5,750
Reimbursable PIN debit fees, postage, and other	—	1,874	863	—	2,737
Total revenues	—	5,308	3,459	(280)	8,487
Expenses:
Cost of services (exclusive of items shown below)	—	1,190	1,097	(232)	2,055
Cost of products sold	—	181	124	(48)	257
Selling, general, and administrative	81	876	610	—	1,567
Depreciation and amortization	10	459	291	—	760
Other operating expenses	7	14	19	—	40
Total expenses (excluding reimbursable items)	98	2,720	2,141	(280)	4,679
Reimbursable PIN debit fees, postage, and other	—	1,874	863	—	2,737
Total expenses	98	4,594	3,004	(280)	7,416
Operating (loss) profit	(98)	714	455	—	1,071
Interest expense, net	(1,191)	(8)	—	—	(1,199)
Loss on debt extinguishment	(108)	—	—	—	(108)
Interest income (expense) from intercompany notes	223	(224)	1	—	—
Other income (expense)	21	3	(23)	—	1
Equity earnings from consolidated subsidiaries	877	234	—	(1,111)	—
(Loss) income before income taxes and equity earnings in affiliates	(276)	719	433	(1,111)	(235)
Income tax (benefit) expense	(12)	3	54	—	45
Equity earnings in affiliates	—	158	17	—	175
Net (loss) income	(264)	874	396	(1,111)	(105)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	49	110	159
Net (loss) income attributable to First Data Corporation	$(264)	$874	$347	$(1,221)	$(264)
Comprehensive (loss) income	$(473)	$796	$121	$(765)	$(321)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	—	—	41	110	151
Comprehensive (loss) income attributable to First Data Corporation	$(473)	$796	$80	$(875)	$(472)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of September 30, 2016
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8	$18	$449	$—	$475
Accounts receivable, net of allowance for doubtful accounts	—	487	1,227	—	1,714
Settlement assets (a)	—	4,222	4,483	—	8,705
Intercompany notes receivable	1	—	—	(1)	—
Other current assets	108	203	149	—	460
Total current assets	117	4,930	6,308	(1)	11,354
Property and equipment, net of accumulated depreciation	34	600	262	—	896
Goodwill	—	9,145	7,680	—	16,825
Customer relationships, net of accumulated amortization	—	1,078	767	—	1,845
Other intangibles, net of accumulated amortization	604	706	483	—	1,793
Investment in affiliates	4	873	126	—	1,003
Long-term intercompany receivables	10,070	17,144	7,290	(34,504)	—
Long-term intercompany notes receivable	3,446	219	9	(3,674)	—
Long-term deferred tax assets	449	—	—	(449)	—
Other long-term assets	185	342	251	(50)	728
Investment in consolidated subsidiaries	26,658	5,862	—	(32,520)	—
Total assets	$41,567	$40,899	$23,176	$(71,198)	$34,444
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$250	$758	$548	$—	$1,556
Short-term and current portion of long-term borrowings	—	94	283	—	377
Settlement obligations (a)	—	4,222	4,483	—	8,705
Intercompany notes payable	—	—	1	(1)	—
Total current liabilities	250	5,074	5,315	(1)	10,638
Long-term borrowings	18,316	183	15	—	18,514
Deferred tax liabilities	—	766	93	(449)	410
Long-term intercompany payables	21,261	8,002	5,241	(34,504)	—
Long-term intercompany notes payable	228	3,446	—	(3,674)	—
Other long-term liabilities	474	253	159	(50)	836
Total liabilities	40,529	17,724	10,823	(38,678)	30,398
Redeemable equity interest	—	—	73	(73)	—
Redeemable noncontrolling interest	—	—	—	73	73
First Data Corporation stockholders' equity	1,038	23,175	6,403	(29,578)	1,038
Noncontrolling interests	—	—	104	2,831	2,935
Equity of consolidated alliance	—	—	5,773	(5,773)	—
Total equity	1,038	23,175	12,280	(32,520)	3,973
Total liabilities and equity	$41,567	$40,899	$23,176	$(71,198)	$34,444

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2016
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$228	$572	$473	$(864)	$409
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	4	484	305	—	793
Charges (gains) related to other operating expenses and other income (expense)	14	32	(3)	—	43
Loss on debt extinguishment	58	—	—	—	58
Stock-based compensation expense	214	—	—	—	214
Other non-cash and non-operating items, net	(660)	(174)	—	864	30
(Decrease) increase in cash, excluding the effects of acquisitions and dispositions, resulting from changes in operating assets and liabilities	(351)	316	148	—	113
Net cash (used in) provided by operating activities	(493)	1,230	923	—	1,660
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	—	(47)	(121)	—	(168)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(139)	(44)	—	(183)
Acquisitions, net of cash acquired	(6)	—	—	—	(6)
Other investing activities, net	143	215	19	(358)	19
Net cash provided by (used in) investing activities	137	29	(146)	(358)	(338)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	234	—	234
Proceeds from issuance of long-term debt	2,377	—	—	—	2,377
Payment of call premiums and debt issuance cost	(52)	—	—	—	(52)
Principal payments on long-term debt	(3,480)	(59)	(5)	—	(3,544)
Payment of taxes related to net settlement of equity awards	(59)	—	—	—	(59)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(36)	(204)	(240)
Distributions paid to equity holders	—	—	(419)	419	—
Other financing activities, net	18	8	(143)	143	26
Intercompany	1,455	(1,215)	(240)	—	—
Net cash provided by (used in) financing activities	259	(1,266)	(609)	358	(1,258)
Effect of exchange rate changes on cash and cash equivalents	—	9	(27)	—	(18)
Change in cash and cash equivalents	(97)	2	141	—	46
Cash and cash equivalents at beginning of period	105	16	308	—	429
Cash and cash equivalents at end of period	$8	$18	$449	$—	$475

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2015
(in millions)	FDC Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(264)	$874	$396	$(1,111)	$(105)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	10	519	314	—	843
(Gains) charges related to other operating expenses and other income (expense)	(14)	11	42	—	39
Loss on debt extinguishment	108	—	—	—	108
Stock-based compensation expense	31	—	—	—	31
Other non-cash and non-operating items, net	(832)	(238)	9	1,111	50
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(405)	87	39	—	(279)
Net cash (used in) provided by operating activities	(1,366)	1,253	800	—	687
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(8)	(93)	(112)	—	(213)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(201)	(43)	—	(244)
Acquisitions, net of cash acquired	(70)	(19)	—	—	(89)
Other investing activities, net	110	199	—	(317)	(8)
Net cash provided by (used in) investing activities	32	(114)	(155)	(317)	(554)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	250	—	(31)	—	219
Proceeds from issuance of long-term debt	2,206	—	—	—	2,206
Payment of debt issuance cost	(104)	—	—	—	(104)
Principal payments on long-term debt	(2,115)	(61)	(9)	—	(2,185)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	—	—	(49)	(183)	(232)
Distributions paid to equity holders	—	—	(375)	375	—
Other financing activities, net	(13)	—	(125)	125	(13)
Intercompany	1,129	(1,080)	(49)	—	—
Net cash provided by (used in) financing activities	1,353	(1,141)	(638)	317	(109)
Effect of exchange rate changes on cash and cash equivalents	—	1	(15)	—	(14)
Change in cash and cash equivalents	19	(1)	(8)	—	10
Cash and cash equivalents at beginning of period	—	23	335	—	358
Cash and cash equivalents at end of period	$19	$22	$327	$—	$368

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
Executive Overview

We sit at the center of global electronic commerce. We believe we offer our clients the most complete array of integrated solutions in the industry, covering their needs across next generation commerce technologies, merchant acquiring, issuing, and network solutions. We serve our clients in 118 countries, reaching approximately 6 million business locations over the course of a year and over 4,000 financial institutions. We believe we have the industry’s largest distribution network, driven by our partnerships with many of the world’s leading financial institutions, our direct sales force, and a network of distribution partners. We are the largest merchant acquirer, issuer processor, and independent network services provider in the world, enabling businesses to accept electronic payments, helping financial institutions issue credit, debit and prepaid cards, and routing secure transactions between them. In 2015, we processed 79 billion transactions globally, or over 2,500 per second. In our largest market, the United States, we acquired $1.7 trillion of payment volume, accounting for nearly 10% of U.S. GDP.

Our business is characterized by transaction related fees, multi-year contracts, and a diverse client base, which allows us to grow alongside our clients. Our multi-year contracts allow us to achieve a high level of recurring revenues with the same clients. While the contracts typically do not specify fixed revenues to be realized thereunder, they do provide a framework for revenues to be generated based on volume of services provided during such contracts term. Our business also generally requires minimal incremental capital expenditures and working capital to support additional revenue within our existing business lines.
Our Strategy

Our ability to grow our business is influenced by global expenditure growth, increasing our share in electronic payments and providing value-added products and services. We grow our business through diversification of product offerings such as credit, debit, prepaid, Clover, and our suite of security products. We believe we offer our clients the most complete array of integrated solutions in our industry, covering their needs across next-generation commerce technology, merchant acquiring, issuing, and network solutions. We believe this differentiates us from our competition and will continue to drive our growth in the future.
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

We continue to execute on key initiatives:

◦	Tangible improvements in North America merchant business

◦	Strong momentum in international markets

◦	Enterprise growth continues

◦	Maintaining expense discipline

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

Currency Impact

Although the majority of our revenue is earned in U.S. dollars, a portion of our revenues and expenses are in foreign currencies. As a result, changes in foreign currencies against the U.S. dollar can impact our results of operations. Additionally, we have intercompany debts in foreign currencies, which impacts our results of operations. In recent periods, the U.S. dollar has appreciated significantly against most foreign currencies, which has negatively impacted our revenues generated in foreign currencies as presented in U.S. dollars in our unaudited consolidated financial statements. We believe the presentation of constant currency provides relevant information and we use this non-GAAP financial measure to, among other things, evaluate our ongoing operations in relation to foreign currency fluctuations. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our related financial results prepared in accordance with GAAP (Generally Accepted Accounting Principles). For additional information on our constant currency calculation, see “Segment Results” within this Form 10-Q.

Interest Expense

As a result of our capital market activities over the past few years, we have lowered the average interest rate of our outstanding borrowings from 7.4% as of December 31, 2014 to 5.3% as of September 30, 2016. In addition, for the nine months ended September 30, 2016, we incurred $18 million in fees to modify existing long-term debt which is recorded within "Interest expense, net" in the unaudited consolidated statements of operations.

Debt Extinguishment Costs

We incurred $3 million and $58 million of losses on debt extinguishment during the three and nine months ended September 30, 2016, respectively. We recorded $108 million on debt extinguishments during the three and nine months ended September 30, 2015.

Stock-Based Compensation Expense

The table below shows the stock-based compensation expense split between Cost of services and Selling, general, and administrative expense.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Cost of services	$19	$—	$91	$—
Selling, general, and administrative	24	8	123	31
Total	$43	$8	$214	$31

Stock based compensation expense increased for the three and nine months ended September 30, 2016 over the corresponding prior year periods, as we recognized $52 million in expense in the first quarter of 2016 that was directly associated with our initial public offering and began recognizing stock based compensation expense over the respective service period which commenced upon the completion of our initial public offering on October 15, 2015. See note 3 “Stock Compensation Plans” to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information about our stock compensation plans.

Restructuring and Cost Management Initiatives

During the second quarter, we successfully achieved over $200 million in annualized gross savings from our previously announced cost management initiative. As a result of these initiatives, and our cost management focus, we have increased segment EBITDA margin by over 300 basis points since December 31, 2013. To achieve these savings, we incurred approximately $105 million in restructuring charges. For the three and nine months ended September 30, 2016, we incurred $6 million and $51 million, respectively, in restructuring charges. For the three and nine months ended September 30, 2015, we incurred $20 million and $40 million, respectively, in restructuring charges. See note 9 “Restructuring” to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information about our restructuring and cost savings initiatives.
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
Overview

Net income attributable to First Data Corporation for the three months ended September 30, 2016 improved to $132 million from a net loss of $126 million during the same period in 2015. The improvement in net income is attributable to improved operating results, lower interest expense of $125 million, and lower debt extinguishment cost of $105 million, partially offset by an increase of $35 million in stock-based compensation expense and a $31 million loss on divestiture of an international business unit.

Net income attributable to First Data Corporation for the nine months ended September 30, 2016 improved to $228 million from a net loss of $264 million during the same period in 2015. The improvement is attributable to improved operating results, lower interest expense of $389 million, lower debt extinguishment charges of $50 million, and a $29 million gain on the Visa Europe share sale, partially offset by an increase of $183 million in stock-based compensation expense, a $17 million increase in other operating expenses, and a $31 million loss on divestiture of an international business unit.
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

The business segment measurements provided to and evaluated by the chief operating decision maker are computed in accordance with the principles listed below:

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

•
For significant affiliates, segment revenue and segment EBITDA are reflected based on our proportionate share of the results of our investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. For other affiliates, we include equity earnings in affiliates, excluding amortization expense, in segment revenue and segment EBITDA. In addition, our Global Business Solutions segment measures reflect revenue-based commission payments to Independent Sales Organizations (ISOs) and sales channels, which are treated as an expense in the unaudited consolidated statements of operations, as contra revenue.

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

Operating revenues overview

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change	2016	2015	Percent Change	Constant Currency Percent Change
Consolidated revenues	$2,936	$2,920	1%	2%	$8,641	$8,487	2%	3%
Adjustments:
Non wholly owned entities	(25)	(18)	39%	NM	(59)	(58)	2%	NM
Independent sales organizations (ISOs) commissions	(155)	(167)	(7)%	NM	(476)	(475)	—%	NM
Reimbursable PIN debit fees, postage, and other	(936)	(938)	—%	—%	(2,795)	(2,737)	2%	2%
Total segment revenues	$1,820	$1,797	1%	3%	$5,311	$5,217	2%	4%

Segment revenues:
Global Business Solutions	$1,045	$1,032	1%	3%	$3,037	$3,050	—%	2%
Global Financial Solutions	397	391	2%	5%	1,178	1,101	7%	10%
Network & Security Solutions	378	374	1%	1%	1,096	1,066	3%	3%
NM represents not meaningful

Global Business Solutions segment results
The following table displays total segment revenue by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change	2016	2015	Percent Change	Constant Currency Percent Change
Revenues:
North America	$819	$813	1%	1%	$2,371	$2,402	(1)%	(1)%
EMEA	137	134	2%	8%	417	397	5%	9%
APAC	43	44	(2)%	(6)%	125	133	(6)%	(3)%
LATAM	46	41	12%	45%	124	118	5%	44%
Total segment revenue	$1,045	$1,032	1%	3%	$3,037	$3,050	—%	2%
Key indicators:
North America merchant transactions (a)	11,881	11,125	7%		34,368	32,130	7%
International merchant transactions (b)	2,087	1,741	20%		5,801	4,985	16%

(a)
North American merchant transactions include acquired Visa and MasterCard credit and signature debit, American Express and Discover, PIN-debit, electronic benefits transactions, processed-only and gateway customer transactions at the Point of Sale (POS). North American merchant transactions reflect 100% of alliance transactions.

(b)
International transactions include Visa, MasterCard, and other payment network merchant acquiring transactions for clients outside the U.S. and Canada. Transactions include credit, signature debit, PIN-debit POS, POS gateway, and Automated Teller Machine (ATM) transactions.

Global Business Solutions Segment revenue for the three months ended September 30, 2016 increased 3% on a constant currency basis as we experienced constant currency revenue growth in North America, EMEA, and LATAM. North America revenue growth was driven by net pricing growth resulting in an increase of approximately $13 million from certain fee increases which only impacted the third quarter of 2016 and $12 million from other non-recurring items. North American hardware revenue declined $26 million as 2015 benefited from the roll-out of Europay, MasterCard and Visa (EMV). Processing revenue was impacted by 7% transaction growth mostly offset by lower blended yield. The decline in blended yield reflects the impact of both pricing and shift in mix within our overall portfolio. Declines were partially offset by an increase in software sales of approximately $5 million as a result of growth in our merchant suite of products. Constant currency revenue growth in EMEA was largely driven by growth in transaction volume. Constant currency revenue growth in our LATAM region was driven by revenue growth in our Brazil market of approximately $9 million and growth in Argentina of approximately $7 million. APAC revenue declined due to lower ATM fees in Australia.

Global Business Solutions Segment revenue for the nine months ended September 30, 2016 increased 2% on a constant currency basis as we experienced constant currency growth in our EMEA and LATAM regions. North America revenue growth declined as lower hardware sales of $39 million were partially offset by an increase of $23 million in software sales as a result of growth in our merchant suite of products, including the initial roll-out of Transarmor Solutions. In addition, the year to date period benefited by approximately $15 million from other non-recurring items. Processing revenue declined as transaction growth of 7% was offset by lower blended yield, which reflects the impact of attrition within our SMB portfolio. Constant currency revenue growth in our EMEA region was driven by volume growth and an approximate $10 million benefit from changes in interchange pricing during the first quarter of 2016. Constant currency revenue growth in our LATAM region was driven by revenue growth in our Brazil market of approximately $26 million and growth in Argentina of approximately $20 million. APAC revenue declined due to lower ATM fees in Australia.

North America transaction growth for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was driven largely by growth within our third-party distribution channels. International transaction growth for the three and nine months ended September 30, 2016 compared to the same periods in 2015 outpaced revenue growth due to the impact of foreign currency exchange rate movements as well as strong transaction volume growth in all international regions.

Global Financial Solutions segment results
The following table displays total revenue by segment region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change	2016	2015	Percent Change	Constant Currency Percent Change
Revenues:
North America	$236	$232	2%	2%	$706	$649	9%	9%
EMEA	113	114	(1)%	8%	324	318	2%	7%
APAC	21	19	11%	9%	59	57	4%	6%
LATAM	27	26	4%	28%	89	77	16%	39%
Total segment revenue	$397	$391	2%	5%	$1,178	$1,101	7%	10%
Key indicators:
North America card accounts on file (a)					844	809	4%
International card accounts on file (b)					147	139	6%

(a)	North America card accounts on file reflect the total number of bankcard credit and retail credit accounts as of the end of the periods presented.

(b)	International card accounts on file reflect total bankcard and retail accounts outside the United States and Canada as of the end of the periods presented.

Global Financial Solutions Segment revenue for the three months ended September 30, 2016 increased 5% on a constant currency basis compared to the same period in 2015 led by growth across all regions. North America revenue growth was driven by growth in our print business and our credit and retail card processing businesses. Our print business grew by approximately $9 million principally due to a new enterprise win from an existing customer. Credit and retail processing grew by approximately $5 million from an increase in card accounts on file. The growth in our print and processing businesses was partially offset by a $6 million decline within our plastics business. The plastics decline is largely attributed to strong prior year growth related to EMV implementation volumes. EMEA constant currency revenue growth was driven by a $6 million increase in professional services revenue and a $4 million increase in ATM sales. Included within professional services revenue growth is approximately $3 million of growth attributed to non-recurring revenue items.  LATAM constant currency revenue growth was primarily driven by strong growth in Argentina of $5 million and Colombia of $3 million. APAC constant currency revenue growth was driven by growth in professional services.

Global Financial Solutions Segment revenue for the nine months ended September 30, 2016 increased 10% on a constant currency basis compared to the same periods in 2015 led by growth across all regions. North America revenue growth was driven by growth in our plastics and print businesses of $33 million and our credit and retail card processing businesses of $28 million. Growth in print and plastics was driven by higher print volumes primarily from new business and plastics growth resulting from EMV card issuances. Credit and retail processing growth was driven by an increase in card accounts tied to growth from existing clients and new business. EMEA constant currency revenue growth was primarily driven by growth in professional services. LATAM constant currency revenue growth was driven by strong growth in Argentina and $13 million from contract modifications and resolution of license fee disputes.

North America card accounts on file increased for the nine months ended September 30, 2016 compared to the same period in 2015 from growth in existing clients. International accounts on file increased for the nine months ended September 30, 2016 compared to the same period in 2015 due to new portfolios of existing clients throughout all of our international regions.

Network & Security Solutions segment results
The following table displays total revenue by product. Our Network & Security Solutions segment is comprised of more than 95% domestic businesses with no material foreign exchange impact on reported results for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Revenues:
EFT Network	$126	$125	1%	$363	$363	—%
Stored Value Network	92	95	(3)%	261	250	4%
Security and Fraud	110	105	5%	322	301	7%
Other (a)	50	49	2%	150	152	(1)%
Segment revenue	$378	$374	1%	$1,096	$1,066	3%
Key indicators:
Network transactions (EFT Network and Stored Value) (b)	5,040	4,684	8%	14,715	13,851	6%

(a)	Other is primarily comprised of revenue generated from our Government and Online banking businesses.

(b)	Network transactions include the debit issuer processing transactions, STAR Network issuer transactions, and closed loop and open loop POS transactions.

Network & Security Solutions revenue for the three months ended September 30, 2016 increased 1% compared to the same period in 2015 driven by growth within our Security and Fraud product category, partially offset by declines within our Stored Value business. EFT Network revenue was relatively flat as STAR growth was offset by the impact of a long-term debit processing contract renewal. Stored value network revenue was down 3%, partly driven by the timing of card shipments in our open loop business. Security and Fraud revenue increased due to growth from our suite of security and fraud products, partially offset by revenue declines within our TeleCheck business of $7 million for the three months ended September 30, 2016.

Network & Security Solutions revenue for the nine months ended September 30, 2016 increased 3% compared to the same period in 2015 driven by growth within our Stored Value Network and Security and Fraud product categories. EFT Network revenue was flat as STAR growth was offset by the impact of a long-term debit processing contract renewal. Stored Value Network revenue increased due to growth in our closed loop gift card business. Security and Fraud revenue increased due to growth from our suite of security and fraud products, partially offset by revenue declines within our TeleCheck business of $16 million for the nine months ended September 30, 2016.

Network transaction growth for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was driven by growth in all network transaction categories.

Reimbursable PIN debit fees, postage, and other

Reimbursable PIN debit fees, postage, and other revenue remained flat for the three months ended September 30, 2016 compared to the same periods in 2015.

Reimbursable PIN debit fees, postage, and other revenue increased for the nine months ended September 30, 2016 compared to the same periods in 2015 due to transaction and volume growth related to PIN debit fees of $33 million and print and plastics mailing services of $31 million.

Operating expenses overview

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change	2016	2015	Percent Change	Constant Currency Percent Change
Cost of services (exclusive of items shown below)	$711	$686	4%	5%	$2,140	$2,055	4%	6%
Cost of products sold	87	96	(9)%	(8)%	251	257	(2)%	—%
Selling, general, and administrative	499	521	(4)%	(3)%	1,563	1,567	—%	1%
Depreciation and amortization	237	257	(8)%	(7)%	713	760	(6)%	(5)%
Other operating expenses	12	20	(40)%	(36)%	57	40	43%	45%
Total expenses (excluding reimbursable items)	1,546	1,580	(2)%	(1)%	4,724	4,679	1%	3%
Reimbursable PIN debit fees, postage, and other	936	938	—%	—%	2,795	2,737	2%	2%
Total expenses	$2,482	$2,518	(1)%	(1)%	$7,519	$7,416	1%	2%

Cost of services

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change	2016	2015	Percent Change	Constant Currency Percent Change
Salaries, wages, and bonus	$365	$364	—%		$1,105	$1,111	(1)%
Stock-based compensation	19	—	NM		91	—	NM
Outside professional services	68	58	17%		196	177	11%
Software, telecommunication infrastructure, and repairs	103	93	11%		299	284	5%
Other	156	171	(9)%		449	483	(7)%
Cost of services expense	$711	$686	4%	5%	$2,140	$2,055	4%	6%

Cost of services expense increased for the three months ended September 30, 2016 compared to the same period in 2015 due to a $19 million increase in stock-based compensation, $8 million increase in merchant credit losses, and a $10 million increase in outside professional services, partially offset by the benefit of foreign currency exchange movements. Stock based compensation expense increased as we began recognizing expense over the respective service period which commenced upon the completion of our initial public offering. Merchant credit losses have increased due to higher fraud rates and charge-backs resulting from a liability shift post EMV implementation. Outside professional services expense increased as we continue to invest in our operating businesses.

Cost of services expense increased for the nine months ended September 30, 2016 compared to the same period in 2015 due to a $91 million increase in stock-based compensation of which $22 million relates to expenses associated with our initial public offering. Outside professional services, software, and infrastructure expenses increased as we continue to invest in our core operating businesses. Other expenses declined as the first half of 2015 was negatively impacted by two client-related matters totaling $25 million. In addition, included within other expenses is an increase of approximately $20 million in merchant credit losses. Merchant credits losses increased due to higher fraud rates and charge-backs resulting from a liability shift post EMV. Expense increases were partially offset by the benefit of foreign exchange rate movements.

Cost of products sold

Cost of products sold expense decreased for the three and nine months ended September 30, 2016 compared to the same period in 2015 driven by lower hardware sales.

Selling, general, and administrative

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change	2016	2015	Percent Change	Constant Currency Percent Change
Salaries, wages, bonus, and other	$166	$167	(1)%		$508	$535	(5)%
Stock-based compensation	24	8	200%		123	31	297%
Independent sales organizations (ISOs) commissions	155	167	(7)%		476	475	—%
Outside professional services	46	68	(32)%		136	173	(21)%
Commissions	33	40	(18)%		104	115	(10)%
Other	75	71	6%		216	238	(9)%
Selling, general, and administrative expense	$499	$521	(4)%	(3)%	$1,563	$1,567	—%	1%

Selling, general, and administrative expense decreased for the three months ended September 30, 2016 compared to the same period in 2015 due to benefits from our strategic expense management initiative during the current period and a decline in retail ISO commissions, partially offset by increased stock-based compensation of $16 million. Retail ISO commissions declined approximately $15 million in North America due to consolidation of retail ISOs to wholesale ISOs via acquisition. The decline was partially offset by growth of ISO commissions in EMEA.

Selling, general, and administrative expense remained flat for the nine months ended September 30, 2016 compared to the same period in 2015. The growth in stock-based compensation expense was split between expenses associated with our initial public offering of approximately $30 million and recurring expenses of approximately $62 million, which commenced with the completion of our initial public offering last year. The increase in stock based compensation expense was offset by decreases in other salary based compensation and outside professional services expenses, as we experienced benefits from our strategic expense management initiative during 2016.

Depreciation and amortization

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Depreciation expense	$79	$73	8%	$227	$215	6%
Amortization expense	158	184	(14)%	486	545	(11)%
Depreciation and amortization	$237	$257	(8)%	$713	$760	(6)%

Depreciation expense increased for the three and nine months ended September 30, 2016 due to higher capital expenditure investments over the past several years.

Amortization expense decreased for the three and nine months ended September 30, 2016 due to a reduction in amortization expense on acquisition intangibles.

Other operating expenses, net

Other operating expenses decreased for the three months ended September 30, 2016 due to a decline in restructuring costs incurred as part of our expense management initiative, partially offset by approximately $5 million in current quarter expense from settlement of a client related matter. Refer to note 9 “Restructuring” to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for details regarding restructuring charges and our restructuring program.

Other operating expenses increased for the nine months ended September 30, 2016 due to restructuring costs incurred as part of our expense management initiative and $5 million in current quarter expense from settlement of a client related matter. Refer to note 9 “Restructuring” to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for details regarding restructuring charges and our restructuring program.

Reimbursable PIN debit fees, postage, and other

Reimbursable PIN debit fees, postage, and other expense remained flat for the three months ended September 30, 2016 compared to the same periods in 2015.

Reimbursable PIN debit fees, postage, and other expense increased for the nine months ended September 30, 2016 compared to the same periods in 2015 due to transaction and volume growth related to PIN debit fees of $33 million and print and plastics mailing services of $31 million.

Interest expense, net

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Interest expense, net	$(263)	$(388)	(32)%	$(810)	$(1,199)	(32)%

Interest expense, net decreased significantly for the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to lower outstanding debt balances as a result of debt extinguishments and lower interest rates as a result of debt paydowns and refinancing activity during the second half of 2015 and the first six months of 2016. Interest expense, net for the nine months ended September 30, 2016 includes $18 million of fees incurred to modify long term debt. Refer to note 2 "Borrowings" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.

Loss on debt extinguishment

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Loss on debt extinguishment	$(3)	$(108)	(97)%	$(58)	$(108)	(46)%

Refer to note 2 “Borrowings” to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.
Other income (expense)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Gain on Visa Europe share sale	$—	$—	$29	$—
Derivative financial instruments losses	—	(9)	(5)	(25)
Divestitures, net (loss) gain	(31)	—	(31)	3
Non-operating foreign currency gains (losses)	2	(1)	21	23
Other miscellaneous expense	(1)	—	—	—
Other income (expense)	$(30)	$(10)	$14	$1

Gain on Visa Europe share sale

On June 21, 2016, Visa Inc. (Visa) acquired Visa Europe (VE), of which we were a member and shareholder through certain subsidiaries. On June 21, 2016, we received cash of €24.2 million ($27 million equivalent at June 21, 2016) and Visa preferred stock which is convertible into Visa common shares. We will also receive a deferred payment three years after the closing date of the acquisition, valued at approximately €2.3 million ($2.6 million equivalent at June 21, 2016).  As of June 21, 2016, the Class A common stock equivalent of the preferred stock was approximately $19 million. However, the preferred shares have been assigned a value of zero based on transfer restrictions and Visa's ability to adjust the conversion ratio dependent on the outcome of existing and potential litigations in the Visa Europe territory over the next 12 years. We could receive additional proceeds as a number of First Data subsidiaries are working with certain members of Visa Europe who sponsor other of our merchant acquiring businesses in Europe in respect of sale proceeds received by those members.

Divestitures, net (loss) gain

On September 30, 2016, we completed the sale of our Australian ATM business, which was reported as part of the Global Business Solutions segment. Associated with the transaction, we recognized a $31 million loss on the sale. The loss is comprised of investments of $69 million reduced by anticipated cash proceeds of $38 million.

Non-operating foreign currency gains (losses)

As of January 1, 2016, all of our euro-denominated debt was designated as a hedge against our net investment in our euro-denominated business units, with the gain (loss) recognized through comprehensive income (loss). The gain recognized within "Other income (expense)" during the three and nine months ended September 30, 2016 was driven by gains on intercompany loans. The gain for the three and nine months ended September 30, 2015 relates to currency translations on our euro-denominated debt, which is now hedged, and on our intercompany loans. The gain during the nine months ended September 30, 2015 was driven by the U.S. dollar strengthening 8% against the euro.

Income taxes

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Income tax expense	$24	$32	$57	$45
Effective income tax rate	11%	(74)%	12%	(75)%

The effective tax rates for the three and nine months ended September 30, 2016 and 2015, respectively, were different from the statutory rate as a result of recording tax expense on our foreign earnings, but not on our domestic earnings, as a result of the valuation allowance recorded in the U.S. Our tax expense in all periods was also impacted by us not recording tax expense on noncontrolling interests from pass through entities. The effective income tax rate for the three and nine months ended September 30, 2016 benefited by 11% and 5%, respectively, from discrete items.

Our liability for unrecognized tax benefits was approximately $245 million as of September 30, 2016. We anticipate it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $122 million over the next twelve months beginning September 30, 2016 as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

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

Equity earnings in affiliates

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Equity earnings in affiliates	$66	$61	8%	$198	$175	13%

Equity earnings in affiliates increased for the three months ended September 30, 2016 compared to the same period in 2015 due to revenue growth within our Wells Fargo Merchant Services JV and lower amortization expense of $2 million.

Equity earnings in affiliates increased for the nine months ended September 30, 2016 compared to the same period in 2015 due to revenue growth within our Wells Fargo Merchant Services JV and lower amortization expense of $11 million.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	Percent Change	2016	2015	Percent Change
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	$68	$51	33%	$181	$159	14%

Net income attributable to noncontrolling interests and redeemable noncontrolling interest increased during the three and nine months ended September 30, 2016 compared to the same periods in 2015 driven by transaction volume growth and the $4 million benefit from certain fee increases which only impacted the third quarter of 2016 within our Bank of America Merchant Services alliance. Refer to note 7 “Redeemable Noncontrolling Interest" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.
Segment EBITDA Overview
The following table displays Segment EBITDA for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2016	2015	Percent Change	Constant Currency Percent Change	2016	2015	Percent Change	Constant Currency Percent Change
Segment EBITDA:
Global Business Solutions	$455	$431	6%	8%	$1,279	$1,245	3%	5%
Global Financial Solutions	158	145	9%	13%	473	388	22%	26%
Network & Security Solutions	166	162	2%	2%	483	448	8%	8%
Corporate	(40)	(35)	(14)%	(14)%	(114)	(113)	(1)%	(1)%
Total Segment EBITDA	$739	$703	5%	8%	$2,121	$1,968	8%	10%

The following table displays Segment EBITDA margin by segment for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Change		2016	2015	Change
Segment EBITDA Margin:
Global Business Solutions	43.5%	41.8%	170	bps	42.1%	40.8%	130	bps
Global Financial Solutions	39.8%	37.1%	270	bps	40.2%	35.2%	500	bps
Network & Security Solutions	43.9%	43.3%	60	bps	44.1%	42.0%	210	bps
Total Segment EBITDA Margin	40.6%	39.1%	150	bps	39.9%	37.7%	220	bps

Global Business Solutions

Global Business Solutions Segment EBITDA increased 8% and 5% on a constant currency basis for the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015 primarily driven by the impact of the revenue items noted previously within "Global Business Solutions segment results" above, along with expense declines driven by our expense management initiatives.

Global Financial Solutions

Global Financial Solutions Segment EBITDA increased 13% and 26% on a constant currency basis for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due to the impact of the revenue items noted within "Global Financial Solutions segment results" above, which for the nine months ended September 30, 2016 includes $13 million from contract modifications and resolution of license fee disputes. The revenue growth was partially offset by an increase in variable expenses within our North America region.

Network & Security Solutions

Network & Security Solutions Segment EBITDA increased 2% and 8% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due to the revenue items noted within "Network & Security Solutions segment results" above. In addition to revenue growth, expenses declined for the nine months ended September 30, 2016 by approximately $3 million due to expenses associated with strategic investments made during the first quarter of 2015.

Corporate

Corporate Segment EBITDA expenses increased 14% for the three months ended September 30, 2016 compared to the same period in 2015 due to an increase in health and welfare and fringe benefits. Segment EBITDA remained flat for the nine months ended September 30, 2016.
Adjusted Net Income
Adjusted net income is a non-GAAP financial measure that provides an alternative view of performance used by management which the Company believes enhances investors' understanding of our internal assessment of performance. Adjusted net income excludes amortization of acquisition-related intangibles, stock-based compensation, restructuring costs and other items affecting comparability and therefore, are not reflective of continuing operating performance. The presentation of adjusted net income and other non-GAAP financial measures provide investors greater transparency into ongoing results of operations allowing investors to better compare our results from period to period. The adjusted net income measure is not, and should not be viewed as, a substitute for GAAP reported net income.
The following table reconciles the reported net income (loss) presented in accordance with GAAP to the non-GAAP financial measure of adjusted net income for the three and nine months ended September 30, 2016:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Net income (loss) attributable to First Data Corporation	$132	$(126)	NM	$228	$(264)	NM
Adjustments:
Stock-based compensation	43	8	438%	214	31	590%
Loss on debt extinguishment (a)	3	108	(97)%	58	108	(46)%
Mark-to-market adjustment for derivatives and euro-denominated debt (b)	—	13	(100)%	5	(20)	NM
Amortization of acquisition intangibles and deferred financing costs (c)	104	140	(26)%	318	434	(27)%
Loss on Australian ATM divestiture	31	—	NM	31	—	NM
Gain on Visa Europe share sale	—	—	NM	(29)	—	NM
Restructuring, impairment, litigation, and other (d)	10	24	(58)%	61	91	(33)%
Income tax on above items (e)	(11)	4	NM	(31)	(30)	3%
Adjusted net income	$312	$171	82%	$855	$350	144%
NM represents not meaningful

(a)	Represents costs associated with debt refinancing on extinguished debt.

(b)	Represents mark-to-market activity related to our undesignated hedges, ineffectiveness of our designated hedges, and mark-to-market activity on our euro-denominated debt held in the United States.

(c)
Represents amortization of intangibles established in connection with the 2007 Merger and acquisitions we have made since 2007, excluding the percentage of our consolidated amortization of acquisition intangibles related to non wholly owned consolidated alliances equal to the portion of such alliances owned by our alliance partners. This line also includes amortization related to deferred financing costs.

(d)
Represents restructuring, impairments, non-normal course litigation and regulatory settlements, investments gains (losses), fees paid on debt modifications, and divestitures, as applicable to the periods presented. The third quarter of 2016 excludes the divestiture in our Australian ATM business, which is broken out separately within “Loss on Australian ATM divestiture” within the above table.

(e)
The tax effect of the adjustments between our GAAP and adjusted results takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). Generally, this results in a tax impact at the U.S. effective tax rate for certain adjustments, including the majority of amortization of intangible assets, deferred financing costs, stock compensation, and loss on debt extinguishment; whereas the tax impact of other adjustments, including restructuring expense, depends on whether the amounts are deductible in the respective tax jurisdictions and the applicable effective tax rate(s) in those jurisdictions. Income tax (expense) benefit also includes the impact of significant discrete tax items impacting Net income (loss) attributable to First Data Corporation.

Adjusted net income for the three and nine months ended September 30, 2016 and 2015 improved due to better operating performance and lower interest expense.
Liquidity and Capital Resources

Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility and accounts receivable securitization facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the ongoing needs of the business. To the extent future cash flows exceed the ongoing needs of the business, we may use all or a portion of the excess cash to reduce our debt balances.

Over the past few years, we completed various amendments and modifications to several of our debt agreements in an effort to extend our debt maturities and lower interest rates. Our current level of debt may limit our ability to get additional funding beyond our revolving credit facility and accounts receivable securitization facility if needed at our current funding rate. Details regarding our debt structure are provided in note 2 "Borrowings" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2015.
Debt restructuring and refinancing activities

In the first quarter of 2016, we redeemed our 8.75% senior secured second lien notes due 2022 and $887 million of our senior secured term loan facility due March 2018. We also issued $900 million aggregate principal amount of 5.0% senior secured notes due 2024. Associated with these transactions we recorded $46 million in loss on debt extinguishment.

In the second quarter of 2016, our U.S. dollar-denominated senior secured term loan due March 2018 was refinanced through new and existing lenders to provide approximately $3.7 billion of senior secured term loans due March 2021. The senior secured term loan due March 2021 bore interest at a rate of LIBOR plus 400 basis points or a base rate plus 300 basis points. In connection with this transaction, we recorded approximately $5 million in loss on debt extinguishment and incurred $11 million in debt issuance costs.

Also in the second quarter of 2016, our senior secured term loan due September 2018 and euro-denominated senior secured term loan due March 2018 were refinanced through new and existing lenders to provide approximately $1.0 billion and approximately €311 million ($342 million equivalent), respectively, of senior secured term loans due July 2022. The senior secured term loans due July 2022 bear interest at a rate of LIBOR plus 375 basis points or, solely with respect to the U.S. dollar denominated term loans, a base rate plus 275 basis points. In connection with this transaction, we recorded $4 million in loss on debt extinguishment and incurred $4 million in debt issuance costs.

In the third quarter of 2016, we paid down $350 million aggregate principal amount of our March 2021 senior secured term loans. In connection with this transaction, we recorded $3 million in loss on debt extinguishment.

Subsequent to the end of the third quarter of 2016, we paid down $100 million aggregate principal amount of our March 2021 senior secured term loans. We recorded an immaterial amount of loss on debt extinguishment in connection with this transaction.

Also subsequent to the end of the third quarter, our senior secured term loan due March 2021 was refinanced through new and existing lenders to provide approximately $4.5 billion (including €0.2 billion of euro denominated term loans) of new senior secured term loans due March 2021. The new senior secured term loan due March 2021 bears interest at a rate of LIBOR plus 300 basis points or, solely with respect to U.S. dollar denominated term loans, an option of either LIBOR plus 300 basis points or the base rate plus 200 basis point.

Total borrowings and net debt

During the nine months ended September 30, 2016, we used excess cash generated by the business along with existing cash on our unaudited consolidated balance sheet to pay down outstanding borrowings. The chart below shows the net debt balances as of September 30, 2016 and December 31, 2015. Net debt is a non-GAAP measure defined as total long-term borrowings plus short-term and current portion of long-term borrowings, at par value, excluding lines of credit used for settlement purposes, less cash and cash equivalents. We believe that net debt provides additional insight on the level and management of leverage. Net debt is not, and should not be viewed as, a substitute for total outstanding GAAP borrowings.

	As of	As of
(in millions)	September 30, 2016	December 31, 2015
Total long-term borrowings	$18,514	$18,737
Total short-term and current portion of long-term borrowings	377	856
Total borrowings	18,891	19,593
Unamortized discount and unamortized deferred financing costs	173	184
Total borrowings at par	19,064	19,777
Less: settlement lines of credit and other arrangements	(71)	(43)
Gross debt	18,993	19,734
Less: cash and cash equivalents (a)	(475)	(429)
Net debt	$18,518	$19,305

(a)
As of September 30, 2016, "Cash and cash equivalents" reflects a reclassification of $123 million related to settlement activities to conform certain international joint ventures to our global policies, which increased "Cash and cash equivalents" and decreased "Accounts receivable" in our consolidated balance sheet.

Credit ratings

As of November 9, 2016, our long-term corporate family rating from Moody’s was B1 (outlook stable). The long-term local issuer credit rating from Standard and Poor’s was B+ (stable). The long-term issuer default rating from Fitch was B (positive). A decrease in our credit ratings could affect our ability to access future financing at current funding rates, which could result in increased interest expense in the future.

Cash and cash equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of September 30, 2016 and December 31, 2015, we held $475 million and $429 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by our domestic subsidiaries, Banc of America Merchant Services and Integrated Payment Systems, that are not available to fund operations outside of those subsidiaries. As of September 30, 2016 and December 31, 2015, the cash and cash equivalents held by these subsidiaries totaled $127 million and $136 million, respectively. All other domestic cash balances, to the extent available, are used to fund our short-term liquidity needs.

Cash and cash equivalents include amounts held outside of the U.S., totaling $320 million and $161 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, there was approximately $240 million of cash and cash equivalents held by our international subsidiaries that was unavailable for general corporate purposes. We plan to fund any international cash needs throughout the remainder of 2016 within our international operations with cash held by our international entities, but if necessary, could fund such needs using cash from the United States, subject to satisfying debt covenant restrictions.

Cash flows

	Nine months ended September 30,
Source/(use) (in millions)	2016	2015
Net cash provided by operating activities	$1,660	$687
Net cash used in investing activities	(338)	(554)
Net cash used in financing activities	(1,258)	(109)

Cash flows from operating activities
Our operating cash flow is impacted by our level of debt. Approximately $759 million and $1.3 billion in cash interest was paid during the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash interest payments is driven by lower principal balances due to debt extinguishments and refinancings and a significant decrease in the weighted average interest rate on our debt.
The chart below reconciles the change in operating cash flows for the nine months ended September 30, 2015 to September 30, 2016.

Source/(use) (in millions)	Nine months ended September 30, 2016
Net cash provided by operating activities, previous period	$687
Increases (decreases) in:
Net income, excluding other operating expenses and other income (expense) (a)	631
Depreciation and amortization	(50)
Working capital	392
Net cash provided by operating activities, current period (b)	$1,660

(a)
Excludes loss on debt extinguishment, stock-based compensation expense and other non-cash items. For a review of our current quarter operating results, see "Results of operations" in Part I, Item 2 of this Form 10-Q.

(b)
The nine months ended September 30, 2016 includes a $123 million reclassification related to settlement activities to conform certain international joint ventures to our global policies, which increased "Cash and cash equivalents" and decreased "Accounts receivable" in our consolidated balance sheet.

For the nine months ended September 30, 2016 compared to the same period in 2015, net income, excluding other operating expenses and other income (expense) increased due to the items noted previously within "Results of Operations." Working capital increased $188 million from the timing of interest payments and accruals and $88 million from the settlement of three cross-currency swaps. In addition, working capital improved due to the timing of our working capital requirements, operational improvements, particularly improvements in accounts receivable and inventory, and a $123 million reclassification related to settlement activities to conform certain international joint ventures to our global policies. The working capital improvements were partially offset by two supplier signing bonuses received in the prior year.

Free Cash Flow

Free cash flow is a non-GAAP measure defined as cash flow provided by operating activities less capital expenditures, distributions to minority interests and other items. We consider free cash flow to be a liquidity measure that provides useful information to management and users of our financial statements about the amount of cash generated by the business which can then be used to, among other things, reduce outstanding debt. Free cash flow is not, and should not be viewed as, a substitute for GAAP reported financial information.
Free cash flow was $946 million for the nine months ended September 30, 2016, an increase of $948 million from the same period in 2015. The increase is primarily driven by improved operating results, reduced cash interest payments, and lower capital expenditures. The decrease in capital expenditures is due to an $86 million increase in new capital leases and $17 million from the impact of foreign exchange rates compared to the prior period. The chart below reconciles cash flow from operations to free cash flow for the nine months ended September 30, 2016 and 2015, respectively.

	Nine months ended September 30,
Source/(use) (in millions)	2016	2015
Net cash provided by operating activities (a)	$1,660	$687
Capital expenditures	(351)	(457)
Distributions and dividends paid to noncontrolling interests, redeemable noncontrolling interest, and other (a)	(363)	(232)
Free cash flow	$946	$(2)

(a)
The nine months ended September 30, 2016 includes a $123 million reclassification related to settlement activities to conform certain international joint ventures to our global policies, which increased "Cash and cash equivalents" and decreased "Accounts receivable" in our consolidated balance sheet. Free cash flow excludes the impact of reclassification.

Cash flows from investing activities

Net cash used in investing activities decreased for the nine months ended September 30, 2016 compared to the same period in 2015 due to a $106 million reduction in capital expenditures, $89 million of acquisitions in the prior year, $27 million of cash received from our investment in Visa Europe, and $17 million of investments purchased in the prior year. The decreases were partially offset by an $8 million investment in an international joint venture in the current year.

For a more detailed discussion on the consideration received from our investment in Visa Europe discussed above, refer to note 12 "Supplemental Financial Information" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Cash flows from financing activities

Net cash used in financing activities increased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to principal payments on long-term debt. Principal payments on long-term debt, including payments of call premiums and debt-related costs, net of proceeds from new debt issuances increased $1.1 billion for the nine months ended September 30, 2016 compared to the same period in 2015. Additionally, cash flows used in financing activities increased due to $250 million of borrowings outstanding against our revolving credit facility in the prior year and $59 million of taxes paid for the net settlement of equity awards. These increases were partially offset by $208 million of proceeds from our accounts receivable securitization facility.

Senior secured revolving credit facility

As of September 30, 2016, our senior secured revolving credit facility had commitments from financial institutions to provide $1.25 billion of credit. The revolving credit facility matures on June 2, 2020. Besides the letters of credit discussed below, we had no outstanding balances against this facility as of September 30, 2016 and December 31, 2015. As of September 30, 2016, $1.2 billion remained available under the facility. Excluding the letters of credit, the maximum amount outstanding against this facility during the nine months ended September 30, 2016 was approximately $430 million while the average amount outstanding during the nine months ended September 30, 2016 was approximately $160 million.

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

Accounts receivable securitization agreement

As of September 30, 2016, we had $208 million of outstanding borrowings and $326 million of pledged receivables under our accounts receivable securitization agreement. The securitization can be used for working capital and general corporate purposes. The maximum borrowing capacity allowed under the accounts receivable securitization agreement was $240 million as of September 30, 2016. For additional information regarding our accounts receivable securitization agreement, refer to note 2 "Borrowings" to our unaudited consolidated financial statements in Part 1, Item 1 of this Form 10-Q.

Letters, lines of credit, and other

	Total Available (a)		Total Outstanding
(in millions)	As of September 30, 2016	As of December 31, 2015	As of September 30, 2016	As of December 31, 2015
Letters of credit (b)	$250	$250	$43	$42
Lines of credit and other (c)	344	245	71	43

(a)	Total available without giving effect to amounts outstanding.

(b)
Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The largest amount of letters of credit outstanding was approximately $43 million during the three months ended September 30, 2016. All letters of credit expire on or prior to March 31, 2017 with a one-year renewal option. We expect to renew most of the letters of credit prior to expiration.

(c)
As of September 30, 2016, represents $325 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity. We cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, we had borrowings outstanding against them.

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
The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior notes, and senior subordinated notes. As of September 30, 2016, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $12.6 billion, Covenant EBITDA of $3.4 billion and a Ratio of 3.8 to 1.0.

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

The calculation of Covenant EBITDA under our senior secured term loan facility is as follows:

(in millions)	Last twelve months ended September 30, 2016
Net loss attributable to First Data Corporation	$(989)
Interest expense, net	1,148
Income tax expense	113
Depreciation and amortization	1,083
EBITDA	1,355

Loss on debt extinguishment	1,018
Stock-based compensation	512
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	235
Projected near-term cost savings and revenue enhancements (1)	76
KKR related items	84
Restructuring, net	64
Non-operating foreign currency (gains) and losses	(39)
Investment (gains) and losses (2)	(29)
Derivative financial instruments (gains) and losses	(3)
Equity entities taxes, depreciation and amortization (3)	14
Other (4)	64
Covenant EBITDA	$3,351

(1)
Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives. We may not realize the anticipated cost savings pursuant to our anticipated timetable or at all.

(2)	Reflects the gain on Visa Europe share sale included within "Other income (expense)" in the unaudited consolidated statements of operations.

(3)	Represents our proportional share of income taxes, depreciation and amortization on equity method investments.

(4)
Includes items such as asset impairments, divestiture losses, customer disputes, earnouts, cost of alliance conversions, litigation and regulatory settlements, debt issuance costs, other technology initiatives, and other as applicable to the period presented.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2016, there were no material changes in off-balance sheet arrangements from those reported as of December 31, 2015 in our Annual Report on Form 10-K for the year ended December 31, 2015.
Contractual Obligations

During the nine months ended September 30, 2016, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 31, 2015 in our Annual Report on Form 10-K for the year ended December 31, 2015.
Critical Accounting Policies

Our critical accounting policies have not changed from those reported as of December 31, 2015 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Guidance

Refer to note 1 “Basis of Presentation and Summary of Significant Accounting Policies” in our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for new accounting guidance issued during the nine months ended September 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our assets include cash equivalents as well as both fixed and floating rate interest-bearing securities. These investments arise primarily from settlement funds held by us pending settlement.

Our interest rate-sensitive liabilities are our debt instruments. Our senior secured term loan facility is subject to variable interest rates. For the quarter ended September 30, 2016, $5 billion of our variable to fixed interest rate swaps matured and we entered into new variable to fixed interest rate collar swaps on $3 billion of our variable rate debt. The interest rate collar swaps mitigate exposure to interest rate fluctuations, but are subject to contractual ceilings and floors. The interest rate collar swaps provide for interest rate protection if one month LIBOR rises above 150 basis points. As of September 30, 2016, we have $8.5 billion in variable rate debt, $3 billion of which is subject to the interest rate collar swaps.

Based on the September 30, 2016 balances, a 100 basis point increase in short-term interest rates on an annualized basis compared to the interest rates as of September 30, 2016, which for the one month LIBOR was 0.5311%, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of approximately $70 million. The $70 million decrease to pretax income (due to a 100 basis point increase in variable rates as of September 30, 2016) is due to an $85 million increase in interest expense related to our balance of variable interest rate debt, net of interest rate collars. The interest rate collars provide a hedge on $3 billion of notional variable rate debt if one month LIBOR rises above 150 basis points. The increase in interest expense would be partially offset by a $15 million increase in interest income. A decrease in interest rates would result in an increase to pretax income. Actual interest rates could change significantly more than 100 basis points. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in an increase to pretax income of approximately $22 million. This increase results from a $21 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the twelve months preceding December 31, 2015, and a $5 million increase related to foreign exchange on intercompany loans. The increase is partially offset by $4 million related to euro-denominated term loans held by us. There is inherent limitation in the sensitivity analysis presented, primarily due to the assumption that foreign exchange movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Regulatory

Through our merchant alliances, we hold an ownership interest in several competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, we actively maintain an antitrust compliance program.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of September 30, 2016. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

During 2015, we commenced the migration of certain activities in connection with our strategic expense management initiative. This migration continues to present transitional risks to maintaining adequate internal controls over financial reporting. To mitigate this risk, management continues to strengthen its entity level controls via enhanced financial reporting analytical reviews. Other than with respect to this migration, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. None of these matters, either individually or in the aggregate, currently are material to us.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the period ended June 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report or, where indicated, were filed and are incorporated by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
4.1	2016 October Joinder Agreement, dated as of October 14, 2016, among First Data Corporation, certain of its subsidiaries, each lender party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent Exhibit A - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	10/17/2016
10.1 (1)*	Form of Option Agreement under the 2015 Omnibus Incentive Plan approved August 2016
10.2 (1)*	Form of Restricted Stock Award Agreement under the 2015 Omnibus Incentive Plan approved August 2016
10.3 (1)*	Description of Modifications to Award Agreements
31.1 (1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date:	November 9, 2016	By	/s/ HIMANSHU A. PATEL
Himanshu A. Patel
Executive Vice President, Chief Financial Officer
(principal financial officer)

Date:	November 9, 2016	By	/s/ MATTHEW CAGWIN
Matthew Cagwin
Senior Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)