Form 10-Q
period 2017-03-31
FIRST DATA CORP
filed 2017-05-08
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-11073

FIRST DATA CORPORATION
(Exact name of registrant as specified in its charter)
www.firstdata.com

DELAWARE	47-0731996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 LIBERTY STREET, 29th FLOOR
NEW YORK, NEW YORK	10281
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (800) 735-3362

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
Class A Common Stock, $0.01 par value per share	374,872,715 shares
Class B Common Stock, $0.01 par value per share	544,173,197 shares

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

Forward-Looking Statements

Certain matters we discuss in this Form 10-Q and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA), earnings, margins, growth rates, and other financial results for future periods. By their nature, forward-looking statements speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results could differ materially and adversely from our forward-looking statements due to a variety of factors, including the following: (1) adverse impacts from global economic, political, and other conditions affecting trends in consumer, business, and government spending; (2) our ability to anticipate and respond to changing industry trends, including technological changes and increasing competition; (3) our ability to successfully renew existing client contracts on favorable terms and obtain new clients; (4) our ability to prevent a material breach of security of any of our systems; (5) our ability to implement and improve processing systems to provide new products, improve functionality, and increase efficiencies; (6) the successful management of our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (7) our successful management of credit and fraud risks in our business units and merchant alliances, particularly in the context of eCommerce and mobile markets; (8) consolidation among financial institution clients or other client groups that impacts our client relationships; (9) our ability to use our net operating losses without restriction to offset income for US tax purposes; (10) our ability to improve our profitability and maintain flexibility in our capital resources through the implementation of cost savings initiatives; (11) the acquisition or disposition of a material business or assets; (12) our high degree of leverage; (13) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (14) changes in the interest rate environment that increase interest on our borrowings or the interest rate at which we can refinance our borrowings; (15) the impact of new or changes in current laws, regulations, credit card association rules, or other industry standards; and (16) new lawsuits, investigations, or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, and various other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, including but not limited to, Item 1 - Business, Item 1A - Risk Factors, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as required by law, we do not intend to revise or update any forward-looking statement as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in millions, except per share amounts)	2017	2016
Revenues:
Transaction and processing service fees (a)	$1,563	$1,591
Product sales and other (a)	319	279
Total revenues (excluding reimbursable items)	1,882	1,870
Reimbursable debit network fees, postage, and other	919	907
Total revenues	2,801	2,777
Expenses:
Cost of services (exclusive of items shown below)	700	731
Cost of products sold	80	78
Selling, general, and administrative	525	564
Depreciation and amortization	228	238
Other operating expenses	22	21
Total expenses (excluding reimbursable items)	1,555	1,632
Reimbursable debit network fees, postage, and other	919	907
Total expenses	2,474	2,539
Operating profit	327	238
Interest expense, net	(234)	(263)
Loss on debt extinguishment	(56)	(46)
Other (expense) income	(1)	6
Income (loss) before income taxes and equity earnings in affiliates	36	(65)
Income tax expense	12	5
Equity earnings in affiliates	55	64
Net income (loss)	79	(6)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	43	50
Net income (loss) attributable to First Data Corporation	$36	$(56)

Net income (loss) attributable to First Data Corporation per share:
Basic	$0.04	$(0.06)
Diluted	$0.04	$(0.06)

Weighted-average common shares outstanding:
Basic	910	896
Diluted	931	896

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $52 million and $53 million for the three months ended March 31, 2017 and 2016, respectively.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(in millions)	2017	2016
Net income (loss)	$79	$(6)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	90	(64)
Gain on derivative instruments	1	—
Total other comprehensive income (loss), net of tax	91	(64)
Comprehensive income (loss)	170	(70)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	46	52
Comprehensive income (loss) attributable to First Data Corporation	$124	$(122)

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions)	As of March 31, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$503	$385
Accounts receivable, net of allowance for doubtful accounts of $42 and $74	1,753	1,877
Settlement assets	9,381	14,795
Prepaid expenses and other current assets	418	360
Total current assets	12,055	17,417
Property and equipment, net of accumulated depreciation of $1,500 and $1,416	924	883
Goodwill	16,770	16,696
Customer relationships, net of accumulated amortization of $5,765 and $5,660	1,658	1,739
Other intangibles, net of accumulated amortization of $2,445 and $2,365	1,887	1,800
Investment in affiliates	982	988
Other long-term assets	741	769
Total assets	$35,017	$40,292
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,457	$1,564
Short-term and current portion of long-term borrowings	501	358
Settlement obligations	9,381	14,795
Total current liabilities	11,339	16,717
Long-term borrowings	18,123	18,131
Deferred tax liabilities	413	409
Other long-term liabilities	793	831
Total liabilities	30,668	36,088
Commitments and contingencies (See note 11)
Redeemable noncontrolling interest	72	73
First Data Corporation stockholders' equity:
Class A Common stock, $0.01 par value; 1,600 shares authorized as of March 31, 2017 and December 31, 2016, respectively; 374 shares and 368 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4	4
Class B Common stock, $0.01 par value; 625 shares authorized as of March 31, 2017 and December 31, 2016, respectively; 544 shares issued and outstanding as of March 31, 2017 and December 31, 2016	5	5
Additional paid-in capital	13,168	13,149
Accumulated loss	(10,576)	(10,612)
Accumulated other comprehensive loss	(1,238)	(1,326)
Total First Data Corporation stockholders' equity	1,363	1,220
Noncontrolling interests	2,914	2,911
Total equity	4,277	4,131
Total liabilities and equity	$35,017	$40,292
 See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$79	$(6)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	258	262
Charges related to other operating expenses and other income (expense)	23	15
Loss on debt extinguishment	56	46
Stock-based compensation expense	65	115
Other non-cash and non-operating items, net	9	—
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	136	61
Other assets, current and long-term	(26)	16
Accounts payable and other liabilities, current and long-term	(170)	(102)
Income tax accounts	(9)	(21)
Net cash provided by operating activities	421	386
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(58)	(53)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(59)	(64)
Other investing activities, net	1	(6)
Net cash used in investing activities	(116)	(123)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	119	498
Proceeds from issuance of long-term debt	1,300	896
Payment of call premiums and debt issuance cost	(57)	(43)
Principal payments on long-term debt	(1,456)	(1,651)
Payment of taxes related to net settlement of equity awards	(60)	(39)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(43)	(58)
Other financing activities, net	10	24
Net cash used in financing activities	(187)	(373)
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Change in cash and cash equivalents	118	(118)
Cash and cash equivalents at beginning of period	385	429
Cash and cash equivalents at end of period	$503	$311
NON-CASH TRANSACTIONS
Capital leases, net of trade-ins	$54	$44
Other financing arrangements	$100	$22

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Stockholders
	Common Stock						Accumulated Other Comprehensive Loss
(in millions)	Class A		Class B		Additional Paid-In Capital	Accumulated Loss		Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2016	368	$4	544	$5	$13,149	$(10,612)	$(1,326)	$2,911	$4,131
Dividends and distributions paid to noncontrolling interests (a)	—	—	—	—	—	—	—	(35)	(35)
Net income (b)	—	—	—	—	—	36	—	35	71
Other comprehensive income	—	—	—	—	—	—	88	3	91
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	1	—	—	—	1
Stock compensation expense	—	—	—	—	65	—	—	—	65
Stock activity under stock compensation plans and other	6	—	—	—	(47)	—	—	—	(47)
Balance, March 31, 2017	374	$4	544	$5	$13,168	$(10,576)	$(1,238)	$2,914	$4,277

	First Data Corporation Stockholders
	Common Stock						Accumulated Other Comprehensive Loss
(in millions)	Class A		Class B		Additional Paid-In Capital	Accumulated Loss		Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2015	180	$2	719	$7	$12,910	$(11,032)	$(1,219)	$2,992	$3,660
Dividends and distributions paid to noncontrolling interests (a)	—	—	—	—	—	—	—	(50)	(50)
Net (loss) income (b)	—	—	—	—	—	(56)	—	42	(14)
Other comprehensive (loss) income	—	—	—	—	—	—	(66)	2	(64)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	4	—	—	—	4
Stock compensation expense	—	—	—	—	115	—	—	—	115
Stock activity under stock compensation plans and other	3	—	5	—	(40)	—	—	—	(40)
Balance, March 31, 2016	183	$2	724	$7	$12,989	$(11,088)	$(1,285)	$2,986	$3,611

(a)
The total distribution presented in the unaudited consolidated statements of equity for the three months ended March 31, 2017 and 2016 excludes $8 million in distributions paid to redeemable non-controlling interest not included in equity.

(b)
The total net income (loss) presented in the unaudited consolidated statements of equity for the three months ended March 31, 2017 and 2016 is $8 million lower and $8 million higher, respectively, than the amounts presented in the unaudited consolidated statements of operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Business Description

First Data Corporation (FDC or the Company) is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers. The Company provides merchant transaction processing and acquiring; credit, retail, and debit card issuing and processing; prepaid services; check verification; settlement and guarantee services; as well as solutions to help clients grow their businesses including the Company's Clover line of payment solutions and related applications.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Significant accounting policies disclosed therein have not changed.

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

	Three months ended March 31,
(in millions)	2017	2016
Amortization of initial payments for new contracts	$19	$15
Amortization related to equity method investments	11	9

Revenue Recognition

Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit and PINless-debit transactions charged by debit networks were as follows for the periods presented:

	Three months ended March 31,
(in millions)	2017	2016
Interchange fees and assessments	$6,039	$5,287
Debit network fees	745	726

Deferred Revenue

The Company records deferred revenue when it receives payments or invoices in advance of the delivery of products or the performance of services. The deferred revenue is recognized when underlying performance obligations are achieved. As of March 31, 2017 and December 31, 2016, current deferred revenue included within "Accounts payable and accrued liabilities" in

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Company's unaudited consolidated balance sheets was $155 million and $149 million, respectively. As of March 31, 2017 and December 31, 2016, noncurrent deferred revenue included within "Other long-term liabilities" in the Company's unaudited consolidated balance sheets was $176 million and $184 million, respectively.

In January 2017, the Company determined that standalone value had been achieved for its Clover terminal devices, principally because a secondary market had been established. The Company accounted for the change on a prospective basis. Beginning January 1, 2017, the Company recognized revenue on sales of Clover terminal devices upon delivery, while Clover terminal devices sold prior to January 1, 2017 continued to be deferred over the term of the respective processing agreement. As of March 31, 2017, approximately $84 million of the Company's deferred revenue represented sales of Clover terminal devices which did not have standalone value prior to the change in accounting.

Reclassifications

Certain amounts for prior years have been reclassified to conform with the current-year financial statement presentation.

New Accounting Guidance

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in an exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The FASB has subsequently issued several amendments to the standard, including clarification on accounting for licenses, identifying performance obligations, and principal versus agent consideration (reporting revenue gross vs. net).

Since the issuance of ASC 606 and ASC 340-40 (collectively, the New Revenue Standard) in May 2014, the Company has been preparing for the adoption of the New Revenue Standard. The Company has been monitoring the activity of the FASB and the Transition Resource Group as it relates to specific industry interpretive guidance and further overall interpretations and clarifications.

Beginning in the second half of 2016, the Company began Phase I of its three-phase plan to complete its adoption of the New Revenue Standard:

•
Phase I entailed activities such as completion of an accounting guidance gap analysis, reviewing significant revenue streams (and related costs) and representative contracts to determine the potential changes to its existing accounting policies. The Company has completed Phase I.

•
Phase II will further determine the impact of the adoption of the New Revenue Standard and will include activities such as validating and concluding on potential accounting guidance gaps from Phase I, quantifying the effects the New Revenue Standard will have on its consolidated financial statements, identifying and documenting changes to its accounting policies, expanding disclosures as required by the New Revenue Standard, and identifying and addressing the impact the New Revenue Standard will have on business processes, systems and internal controls to support the recognition and disclosure requirements. The Company has begun Phase II.

•
Phase III will complete the Company’s adoption and implementation of the New Revenue Standard and will include activities such as running parallel reporting for impacted areas under the New and Current Revenue Standard, recording the accounting adjustments that were identified in Phase II, evaluating and testing modified and newly implemented internal controls over the New Revenue Standard, and revising the Company’s financial statement disclosures.

While the Company is still in the process of evaluating the full impact of the New Revenue Standard and related amendments on its consolidated financial statements and related disclosures, the Company has identified certain expected changes of the New Revenue Standard on its consolidated financial statements and is in the process of quantifying the impact. These include items such as:

•
The capitalization of certain costs that are part of setting up a customer on the Company’s platforms and certain customer acquisition costs that meet the definition of incremental costs of obtaining a contract, both of which are currently recognized as an expense when incurred; and

•	Certain software license arrangements that are currently recognized over the term of the software arrangement may be

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recognized earlier.

The Company is also continuing to validate potential changes, which may be significant to the consolidated financial statements, such as:

•	Certain customer contractual arrangements with volume-based discounts which could result in a potential deferral of revenue;

•
Certain services revenue associated with programming activities that currently have standalone value and are recognized as work is performed may need to be deferred and recognized over the contract period; and

•
Principal versus agent conclusions (reporting revenue gross vs. net), including interchange fees and assessments charged by credit card associations, network fees related to PIN-debit and PINless debit transactions and revenue-based commission payments to Independent Sales Organizations (ISOs) and sales channels.

The Company plans to adopt the New Revenue Standard, as well as other clarifications and technical guidance issued by the FASB related to this New Revenue Standard, on January 1, 2018, and the Company currently expects to apply the modified retrospective transition method. This would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the New Revenue Standard to contracts in process as of the adoption date. Under this method, the Company would not restate the prior consolidated financial statements presented. However, the Company would include additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

Leases

In February 2016, the FASB issued guidance which requires lessees to put most leases on their balance sheets. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors and provides new presentation and disclosure requirements for both lessees and lessors. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period subsequent to adoption of the preceding revenue recognition guidance. The Company is currently evaluating the impact of adoption of the new guidance on its consolidated financial statements.

Stock-based Compensation

In March 2016, the FASB issued guidance that will change some aspects of the accounting for stock-based payments to employees. Under the new guidance, companies will be required to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and to present excess tax benefits as an operating activity on the statement of cash flows. The guidance may also change how companies account for forfeitures and an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The Company adopted the various amendments in its consolidated financial statements for the quarterly period ending March 31, 2017 with an effective date of January 1, 2017. The Company has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption of these amendments did not have a material effect on its consolidated financial statements while the Company still has income tax valuation allowances within the U.S.  When these income tax valuation allowances in the U.S. are fully utilized or released, the Company could experience volatility in its income tax expense.
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
(Unaudited)

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
Pension Costs

In March 2017, the FASB issued guidance that requires employers that sponsor defined benefit plans for pensions and/or other post-retirement benefits to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company plans to adopt the guidance on January 1, 2018. This guidance must be applied on a prospective basis. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2: Borrowings

(in millions)	As of March 31, 2017	As of December 31, 2016
Short-term borrowings:
Foreign lines of credit and other arrangements	$126	$84
Senior secured revolving credit facility at either (i) LIBOR for deposits in the applicable currency plus 350 basis points or (ii) prime rate plus 250 basis points	11	—
Accounts receivable securitized loan at LIBOR plus 200 basis points or a base rate equal to the highest of (i) the applicable lender's prime rate, or (ii) the federal funds rate plus 0.50%	228	160
Unamortized deferred financing costs (a)	(1)	(2)
Total short-term borrowings	364	242
Current portion of long-term borrowings:
Other arrangements and capital lease obligations	137	116
Total current portion of long-term borrowings	137	116
Total short-term and current portion of long-term borrowings	501	358
Long-term borrowings:
Senior secured term loan facility due March 2021 at LIBOR and euro LIBOR plus 3.0% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 2.0% (d), (e)	4,381	4,379
Senior secured term loan facility due July 2022 at LIBOR plus 3.0% or a base rate plus 2.0%, or solely with respect to euro-denominated term loans, euro LIBOR plus 3.25% (e)	3,594	3,583
Senior secured term loan facility due June 2020 at LIBOR plus 2.0% or a base rate plus 1.0%	1,284	—
6.75% Senior secured first lien notes due 2020	—	1,398
5.375% Senior secured first lien notes due 2023	1,210	1,210
5.0% Senior secured first lien notes due 2024	1,900	1,900
5.75% Senior secured second lien notes due 2024	2,200	2,200
7.0% Senior unsecured notes due 2023	3,400	3,400
Unamortized discount and unamortized deferred financing costs (a)	(150)	(154)
Other arrangements and capital lease obligations	304	215
Total long-term borrowings (b)	18,123	18,131
Total borrowings (c)	$18,624	$18,489

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

(b)
As of March 31, 2017 and December 31, 2016, the fair value of the Company's long-term borrowings was $18.7 billion and $18.8 billion, respectively. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.

(c)	The effective interest rate is not substantially different than the coupon rate on any of the Company's debt tranches.

(d)	The U.S. dollar denominated Senior secured term loan facility maturing March 2021was refinanced on April 26, 2017. See note 13 "Subsequent Events" for additional information.

(e)
The euro-denominated portions of the Senior secured term loan facilities are designated as non-derivative hedges of net investments in foreign operations. As such, foreign currency gains and losses on the euro-denominated portions of these terms loans is recorded within "Foreign currency translation adjustment" on the Company's unaudited consolidated statements of comprehensive income (loss) to the extent the hedges are effective.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Lines of Credit and Other Arrangements

As of March 31, 2017 and December 31, 2016, the Company had $337 million and $489 million, respectively, available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. As of March 31, 2017 and December 31, 2016, this includes a $165 million and $355 million, respectively, committed line of credit for one of the Company's consolidated alliances. The remainder of these arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the euro. Of the amounts outstanding as of March 31, 2017 and December 31, 2016, $40 million and $10 million, respectively, were uncommitted. As of March 31, 2017 and December 31, 2016, the weighted average interest rate associated with foreign lines of credit was 2.6% for both periods.

Senior Secured Revolving Credit Facility

The Company has a $1.25 billion senior secured revolving credit facility maturing on June 2, 2020 subject to certain earlier springing maturity provisions in certain circumstances. Up to $250 million of the senior secured revolving credit facility is available for letters of credit, of which $44 million and $41 million of letters of credit were issued under the facilities as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, $1.2 billion remained available.

Accounts Receivable Securitization Agreement

The Company has a fully consolidated and wholly owned subsidiary, First Data Receivables, LLC (FDR).  FDR and FDC entered into an agreement where certain wholly owned subsidiaries of FDC agreed to transfer and contribute receivables to FDR. FDR’s assets are not available to satisfy obligations of any other entities or affiliates of FDC. FDR's creditors will be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to FDR’s equity holders. As of March 31, 2017 and December 31, 2016, the Company transferred $305 million and $312 million, respectively, in receivables to FDR as part of the securitization program and FDR utilized the receivables as collateral for borrowings of $228 million and $160 million, respectively. The receivables held by FDR are recorded within “Accounts receivable, net” in the Company's unaudited consolidated balance sheets.

Recent Events

On January 23, 2017, the Company incurred an aggregate principal amount of $1.3 billion in new U.S. dollar denominated term loans maturing on June 2, 2020. The interest rate applicable to the new term loans is either LIBOR plus 2.0% or a base rate plus 1.0%. The Company is required to make quarterly principal payments of 1.25% on the new term loans. The new term loans were utilized to pay down all of the existing 6.75% senior secured first lien notes. In connection with this transaction, the Company recorded $56 million in loss on debt extinguishment.
Note 3: Stock Compensation Plans
The Company provides stock-based compensation awards to its employees under the 2015 Omnibus Incentive Plan (stock plan), which the Company adopted in conjunction with its initial public offering (IPO) on October 15, 2015.
Total stock-based compensation expense recognized in the "Cost of services" and “Selling, general, and administrative” line items of the unaudited consolidated statements of operations resulting from stock options, non-vested restricted stock awards, and non-vested restricted stock units was as follows for the periods presented:

	Three months ended March 31,
(in millions)	2017	2016
Cost of services	$19	$49
Selling, general, and administrative	46	66
Total	$65	$115

Substantially all of the Company's employees are granted restricted stock awards or units on an annual basis, which generally vest 20% on the first anniversary, 40% on the second anniversary, and the remaining 40% on the third anniversary. For the three months ended March 31, 2017, 9 million restricted stock awards and units were granted at a weighted average price per share of $15.31. For the three months ended March 31, 2016, 14 million restricted stock awards and units were granted at a weighted average price per share of $12.54.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2017, there was $73 million and $273 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards and units, respectively.

For the three months ended March 31, 2017 and March 31, 2016, the Company paid approximately $60 million and $39 million, respectively, of taxes related to the net settlement of vested equity awards.

For additional information on the Company’s stock compensation plans, refer to note 4 “Stock Compensation Plans” in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Note 4: Net Income (Loss) Attributable to First Data Corporation Per Share
Basic net income (loss) attributable to FDC per share is calculated by dividing "Net income (loss) attributable to FDC" by the weighted-average shares outstanding during the period, without consideration for any potential dilutive shares. Diluted net income (loss) attributable to FDC per share has been computed to give effect to the impact, if any, of shares issuable upon the assumed exercise of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in net income (loss) attributable to FDC per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock can result in a greater dilutive effect from potentially dilutive securities.
Other than voting rights, the Company's Class A Common Stock and Class B Common Stock have the same rights and therefore both are treated as the same class of stock for purposes of the net income (loss) attributable to FDC per share calculation.
The following table sets forth the computation of the Company's basic and diluted net income (loss) attributable to First Data Corporation per share:

	Three months ended March 31,
(in millions, except per share amounts)	2017	2016
Numerator:
Net income (loss) used in computing net income (loss) per share, basic and diluted	$36	$(56)

Denominator:
Weighted average shares used in computing net income (loss) per share, basic	910	896
Effect of dilutive securities	21	—
Total dilutive securities	931	896

Net income (loss) attributable to First Data Corporation per share:
Basic	$0.04	$(0.06)
Diluted	$0.04	$(0.06)

Anti-dilutive shares excluded from diluted net income (loss) per share (a)	13	46

(a)	Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016.
Note 5: Segment Information

For a detailed discussion of the Company’s principles and its reportable segments refer to note 7 “Segment Information” in the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s reportable segment results for the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$743	$347	$316	$—	$1,406
Product sales and other	219	46	45	—	310
Equity earnings in affiliates	9	—	—	—	9
Total segment revenues	$971	$393	$361	$—	$1,725
Depreciation and amortization	$106	$85	$30	$1	$222
Segment EBITDA	382	155	156	(42)	651
Other operating expenses and other income (expense) excluding divestitures	(10)	(2)	(1)	(10)	(23)

	Three months ended March 31, 2016
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$755	$337	$313	$—	$1,405
Product sales and other	189	49	39	—	277
Equity earnings in affiliates	11	—	—	—	11
Total segment revenues	$955	$386	$352	$—	$1,693
Depreciation and amortization	$103	$94	$27	$4	$228
Segment EBITDA	376	155	151	(46)	636
Other operating expenses and other income (expense) excluding divestitures	(17)	4	(2)	—	(15)

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of reportable segment amounts to the Company’s consolidated balances for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(in millions)	2017	2016
Total segment revenues	$1,725	$1,693
Adjustments:
Non wholly owned entities (a)	10	14
Independent sales organizations (ISOs) commission expense (b)	147	163
Reimbursable debit network fees, postage, and other	919	907
Consolidated revenues	$2,801	$2,777

Total segment EBITDA	$651	$636
Adjustments:
Non wholly owned entities (a)	6	10
Depreciation and amortization	(228)	(238)
Interest expense, net	(234)	(263)
Loss on debt extinguishment	(56)	(46)
Other items (c)	(26)	(35)
Income tax expense	(12)	(5)
Stock-based compensation	(65)	(115)
Net income (loss) attributable to First Data Corporation	$36	$(56)

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

(c)
Includes restructuring, non-normal course litigation and regulatory settlements, debt issuance expenses and “Other income (expense)" as presented in the unaudited consolidated statements of operations, which includes divestitures, derivative gains (losses), non-operating foreign currency gains (losses), and other, as applicable to the periods presented.

The following table presents a reconciliation of reportable segment depreciation and amortization expense to the Company’s consolidated balances in the unaudited consolidated statements of cash flows for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(in millions)	2017	2016
Segment depreciation and amortization	$222	$228
Adjustments for non wholly owned entities	17	19
Amortization of initial payments for new contracts (a)	19	15
Total consolidated depreciation and amortization per unaudited consolidated statements of cash flows	258	262
Amortization of equity method investments (b)	(11)	(9)
Amortization of initial payments for new contracts (a)	(19)	(15)
Total consolidated depreciation and amortization per unaudited consolidated statements of operations	$228	$238

(a)	Included in "Transaction and processing service fees" as contra-revenue in the Company's unaudited consolidated statements of operations.

(b)	Included in "Equity earnings in affiliates" in the Company's unaudited consolidated statements of operations.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6: Income Taxes
The following table presents the Company's income tax expense and effective income tax rate for the periods presented:

	Three months ended March 31,
(in millions)	2017	2016
Income tax expense	$12	$5
Effective income tax rate	13%	(500)%

The effective tax rates for the three months ended March 31, 2017 and 2016 were different from the statutory tax rate as a result of the Company recording tax expense on its foreign earnings, but not on its domestic earnings, as a result of the valuation allowance recorded in the U.S. The Company’s tax expense in both periods was also impacted by the Company not recording tax expense on noncontrolling interests from pass through entities. Additionally, the near breakeven pretax loss for the period ended March 31, 2016 amplifies variations between the effective tax rate and the statutory tax rate in the same period.

The Company's liability for unrecognized tax benefits was approximately $237 million as of March 31, 2017. The Company anticipates it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $122 million over the next twelve months beginning March 31, 2017 as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.
Note 7: Redeemable Noncontrolling Interest

One of the Company's noncontrolling interests is redeemable at the option of the holder and is presented outside of equity and carried at its estimated redemption value.

The following table presents a summary of the redeemable noncontrolling interest activity during the periods presented:

(in millions)	2017	2016
Balance as of January 1,	$73	$77
Distributions	(8)	(8)
Share of income	8	8
Adjustment to redemption value of redeemable noncontrolling interest	(1)	(4)
Balance as of March 31,	$72	$73

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8: Other Operating Expenses
The following table details the components of "Other operating expenses" in the unaudited consolidated statements of operations:

	Three months ended March 31,
(in millions)	2017	2016
Restructuring, net	$23	$21
Other	(1)	—
Other operating expenses	$22	$21

Restructuring

During the three months ended March 31, 2017 and 2016, the Company recorded restructuring charges in connection with management’s alignment of the business with strategic objectives, cost savings initiatives, and the departure of certain executive officers. The $23 million incurred during the first quarter of 2017 was driven by a workforce productivity initiative. The Company expects to incur an additional $20 million in restructuring costs associated with this initiative in the second quarter. The Company continues to evaluate operating efficiencies and could incur further restructuring costs beyond this initiative.

A summary of net pretax charges incurred by segment was as follows for the periods presented:

	Three months ended March 31,
(in millions)	2017	2016
Global Business Solutions	$9	$3
Global Financial Solutions	4	1
Network & Security Solutions	2	2
Corporate	8	15
Restructuring, net	$23	$21

The following table summarizes the Company’s utilization of restructuring accruals for the period presented:

(in millions)	Employee Severance
Remaining accrual as of January 1, 2017	$9
Restructuring, net	23
Cash payments and other	(20)
Remaining accrual as of March 31, 2017	$12

Note 9: Acquisitions and Dispositions
2017 Joint Venture
On March 6, 2017, the Company announced a new joint venture equity alliance with FleetCor Technologies, Inc. (FleetCor), which would combine the gift card businesses of both companies. The joint venture is pending regulatory approval. The joint venture will combine the Company's gift card business, included within the Network & Security Solutions segment, with FleetCor's Stored Value Solutions prepaid card services and gift card program management assets. The Company will hold a 57.5% equity interest in the joint venture while FleetCor will retain a 42.5% equity interest. The joint venture will be included as part of the Network & Security Solutions segment.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

The Company held the following derivative instruments as of the dates indicated:

		As of March 31, 2017			As of December 31, 2016
(in millions)	Notional Currency	Notional Value	Assets (a)	Liabilities	Notional Value	Assets (a)	Liabilities
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts (b)	AUD	211	$48	$—	211	$57	$—
Foreign exchange contracts (c)	GBP	300	72	—	300	78	—
Foreign exchange contracts (d)	CAD	130	9	—	130	9	—
			129	—		144	—
Derivatives designated as cash flow hedges:
Interest rate collar contracts (e)	USD	4,300	4	—	3,000	3	—
			$133	$—		$147	$—

(a)
Of the balances included in the table above, in aggregate, $133 million of assets as of March 31, 2017 and $147 million of assets as of December 31, 2016 are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b)	Notional value 111 million AUD, matured in April 2017. See note 13 "Subsequent Events" for additional information.

(c)	Notional value 150 million GBP, matured in April 2017. See note 13 "Subsequent Events" for additional information.

(d)	Notional value 35 million CAD, matured in April 2017. See note 13 "Subsequent Events" for additional information.

(e)
On January 31, 2017, the Company entered into $1.3 billion of zero-cost interest rate collars with an interest rate cap of 1.5% of interest rate floors ranging between 1.160% - 1.168%. The collars will hedge variability in the interest rates on the senior secured term loan facilities.

The maximum length of time over which the Company is hedging its currency exposure of net investments in foreign operations, through utilization of foreign exchange contracts, is through August 2019.

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is through January 2019.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Instruments on the Unaudited Consolidated Financial Statements

Derivative gains and (losses) were as follows for the periods indicated:

	Three months ended March 31,
	2017		2016
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:
Loss recognized in "Foreign currency translation adjustment" in the unaudited consolidated statements of comprehensive income (loss) (effective portion)	$—	$(14)	$—	$(8)
Gain recognized in "Derivative instruments" in the unaudited consolidated statements of comprehensive income (loss) (effective portion)	1	—	—	—
Derivatives not designated as hedging instruments:
Loss recognized in "Other (expense) income" in the unaudited consolidated statements of operations	—	—	(4)	—

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income (loss) related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company for the periods presented:

	Three months ended March 31,
(in millions, after tax)	2017	2016
Accumulated gain included in other comprehensive income (loss) as of January 1,	$124	$86
Decrease in fair value of derivatives that qualify for hedge accounting, net of tax (a) (b)	(9)	(5)
Accumulated gain included in other comprehensive income (loss) as of March 31,	$115	$81

(a)	Losses are included in "Derivative instruments" and “Foreign currency translation adjustment” in the unaudited consolidated statements of comprehensive income (loss).

(b)	Net of $4 million and $3 million of tax for the three months ended March 31, 2017 and 2016, respectively.

Note 11: Commitments and Contingencies

The Company is involved in various legal proceedings. Accruals have been made with respect to these matters, where appropriate, which are reflected in the Company’s unaudited consolidated financial statements. The Company may enter into discussions regarding settlement of these matters and may enter into settlement agreements, if it believes settlement is in the best interest of the Company. The matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition and/or results of operations.

Legal

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) merchant customer matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee and collection activities; and (3) other matters which may include issues such as employment and indemnification obligations to purchasers of former subsidiaries. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $5 million for patent infringement, $0 to $100 million for merchant customer matters, and $0 to $5 million for other matters, resulting in a total estimated range of possible losses of $0 to $110 million for all of the matters described above.

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

As of March 31, 2017, the Company had two unconsolidated significant subsidiaries that were not required to be consolidated, but represents more than 20% of the Company’s pretax income. Summarized financial information for the affiliates is presented below for the periods presented:

	Three months ended March 31,
(in millions)	2017	2016
Net operating revenues	$268	$280
Operating expenses	129	129
Operating income	$139	$151
Net income	$139	$151
FDC equity earnings	48	55
Note 13: Subsequent Events

Cross-Currency Swaps Settlements

On April 18, 2017, the Company cash settled three cross currency swaps (notional values of 111 million AUD, 150 million GBP and 35 million CAD) at a favorable cash settlement value of $90 million.

Debt Refinancing

On April 26, 2017, the Company refinanced its $4.2 billion U.S. dollar-denominated senior secured term loan due March 2021 through new and existing lenders to provide approximately $4.2 billion of U.S. dollar-denominated senior secured term loans due April 2024. The senior secured term loan due April 2024 bears interest at a rate of LIBOR plus 250 basis points or a base rate plus 150 basis points. In connection with this transaction, the Company will record approximately $6 million in loss on debt extinguishment and expense of approximately $5 million in debt issuance costs.

2017 Acquisition

On May 1, 2017, the Company acquired Acculynk, a leading technology company that delivers eCommerce solutions for debit card acceptance. The acquisition provides access to Acculynk's PaySecure debit routing technology and its range of other services. The purchase price was approximately $85 million and Acculynk related operations will be reported as part of the Company's Global Business Solutions segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management's discussion and analysis should also be read in conjunction with the management's discussion and analysis and consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2017.
Executive Overview

First Data Corporation sits at the center of global electronic commerce. We believe we offer our clients the most complete array of integrated solutions in the industry, covering their needs across next generation commerce technologies, merchant acquiring, issuing, and network solutions. We believe we have the industry’s largest distribution network, driven by our partnerships with many of the world’s leading financial institutions, our direct sales force, and a network of distribution partners. We are the largest merchant acquirer, issuer processor, and third largest network services provider in the United States, enabling businesses to accept electronic payments, helping financial institutions issue credit, debit and prepaid cards, and routing secure transactions between them. As evidenced by the following metrics, we continue to grow our global business which operates in over 100 countries:

Business Trends	2016	2015	2014
Transactions processed (a)	88 billion	79 billion	74 billion
Payment volumes	$1.9 trillion	$1.7 trillion	$1.7 trillion
(a) 2,800, 2,500 and 2,300 per second in 2016, 2015 and 2014, respectively

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

Components of Revenue

We generate revenue by providing commerce-enabling solutions. Our major components of revenue have not changed from those discussed within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Interest Expense

As a result of our capital market activities over the past few years, we have lowered the weighted average interest rate of our outstanding borrowings from 7.4% as of March 31, 2015 to 4.8% as of March 31, 2017.

Stock-Based Compensation Expense

The table below shows the stock-based compensation expense split between cost of services and selling, general, and administrative expense.

	Three months ended March 31,
(in millions)	2017	2016
Cost of services	$19	$49
Selling, general, and administrative	46	66
Total	$65	$115

Stock-based compensation expense decreased for the three months ended March 31, 2017 compared to the same period in 2016, as we recognized $52 million in expense in the first quarter of 2016 that was directly associated with our initial public offering as we began recognizing stock-based compensation expense over the respective service period which commenced upon the completion of our initial public offering on October 15, 2015. See note 3 “Stock Compensation Plans” to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information about our stock compensation plans.
Results of Operations
Consolidated results should be read in conjunction with note 5 "Segment Information" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q, which provides more detailed discussions concerning certain components of our unaudited consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated within the consolidated results.
Overview

Revenue for the three months ended March 31, 2017 increased 1% to $2,801 million from $2,777 million in 2016, while operating profits increased 37% to $327 million from $238 million in 2016. On a constant currency basis, revenue increased 1%.

Net income attributable to First Data Corporation for the three months ended March 31, 2017 improved to $36 million from a net loss of $56 million for the same period in 2016. The chart below reconciles net income (loss) for the three months ended March 31, 2016 to March 31, 2017.

(in millions)	Three months ended March 31,
Net (loss) attributable to First Data Corporation as of March 31, 2016	$(56)
Better (worse):
Stock-based compensation expense	50
Interest expense, net	29
Total revenues (excluding reimbursable items)	12
Depreciation and amortization	10
Loss on debt extinguishment	(10)
Other miscellaneous, net	1
Net income attributable to First Data Corporation as of March 31, 2017	$36
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

The business segment measurements provided to and evaluated by the chief operating decision maker are computed in accordance with the principles listed below:

•	The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

•	Intersegment revenues are eliminated in the segment that sells directly to the end market.

•	Segment revenue excludes reimbursable debit network fees, postage, and other revenue.

•
Segment EBITDA includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses, other income (expense) and stock-based compensation.

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

•
Certain measures exclude the estimated impact of foreign currency changes (constant currency). To present this information, monthly results during the periods presented for entities with functional currencies other than U.S. dollars are translated into U.S. dollars at the average exchange rates in effect during the corresponding month of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Once translated, each month during the periods presented is added together to calculate the constant currency results for the periods presented.

Operating revenues overview

	Three months ended March 31,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change
Consolidated revenues	$2,801	$2,777	1%	1%
Adjustments:
Non wholly owned entities	(10)	(14)	(29)%	NM
Independent sales organizations (ISOs) commissions	(147)	(163)	(10)%	NM
Reimbursable debit network fees, postage, and other	(919)	(907)	1%	1%
Total segment revenues	$1,725	$1,693	2%	3%

Segment revenues:
Global Business Solutions	$971	$955	2%	2%
Global Financial Solutions	393	386	2%	5%
Network & Security Solutions	361	352	3%	3%
NM represents not meaningful

Global Business Solutions segment results
The following table displays total segment revenue by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth:

	Three months ended March 31,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change
Revenues:
North America	$751	$737	2%	2%
EMEA	127	140	(9)%	(3)%
APAC	34	41	(17)%	(17)%
LATAM	59	37	59%	52%
Total segment revenue	$971	$955	2%	2%
Key indicators:
North America merchant transactions (a)	11,483	10,744	7%
International merchant transactions (b)	2,227	1,770	26%

(a)
North American merchant transactions include acquired Visa and MasterCard credit and signature debit, American Express and Discover, PIN-debit, electronic benefits transactions, processed-only, and gateway customer transactions at the Point of Sale (POS). North American merchant transactions reflect 100% of alliance transactions.

(b)
International transactions include Visa, MasterCard, and other payment network merchant acquiring transactions for clients outside the U.S. and Canada. Transactions include credit, signature debit, PIN-debit POS, POS gateway, and Automated Teller Machine (ATM) transactions. International transactions reflect 100% of alliance transactions.

Global Business Solutions segment revenue increased 2% on a reported and constant currency basis for the three months ended March 31, 2017, as compared to the same period in 2016, resulting from sales growth in North America and LATAM. North America revenue increased 2% due to the change in accounting for Clover and 7% transaction growth, both in the first quarter of 2017, partially offset by prior year benefits of the leap year and 5% lower blended yield in the first quarter of 2017. The change in accounting for Clover was due to Clover terminals achieving standalone value on January 1, 2017, which resulted in recognizing new Clover sales when shipped. This change was accounted for on a prospective basis, and we continue to benefit from amortizing previously deferred Clover revenue. The impact of this change was a 200 basis point increase to GBS North America.

Constant currency revenue growth in our LATAM region was driven by increases in the active base and sales volumes in Brazil of $12 million and Argentina of $5 million. These increases in LATAM sales were offset by discrete items in the APAC and EMEA regions. APAC constant currency revenue declined due to the Australian ATM business disposition at the end of the third quarter of 2016 which negatively impacted 2017 by $10 million, offset partially by growth in India. The constant currency revenue decline in our EMEA region was driven by a prior year benefit from changes in interchange pricing during the first quarter of 2016.

North America transaction growth for the three months ended March 31, 2017, compared to the same period in 2016, was driven by growth in our alliances. International transaction volume for the three months ended March 31, 2017 compared to the same periods in 2016 was driven by a 16% increase in EMEA, 68% increase in APAC, and 80% increase in LATAM.

Global Financial Solutions segment results
The following table displays total revenue by segment region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth:

	Three months ended March 31,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change
Revenues:
North America	$236	$234	1%	1%
EMEA	101	103	(2)%	9%
APAC	23	18	28%	25%
LATAM	33	31	6%	8%
Total segment revenue	$393	$386	2%	5%
Key indicators:
North America card accounts on file (a)	867	814	7%
International card accounts on file (b)	156	139	12%

(a)	North America card accounts on file reflect the total number of bankcard credit and retail credit accounts as of the end of the periods presented.

(b)	International card accounts on file reflect total bankcard and retail accounts outside the United States and Canada as of the end of the periods presented.

Global Financial Solutions segment revenue increased 2% on a reported basis and 5% on a constant currency basis for the three months ended March 31, 2017 compared to the same period in 2016. North America revenue growth was driven by growth in our credit and retail card processing businesses and in our print business. Credit and retail processing grew by $8 million due to organic growth and new sales from existing customers. Our print business grew by $4 million principally due to new volume growth from an existing customer. The growth in our processing and print businesses was partially offset by a $7 million decline within our plastics business largely attributed to lower Europay, MasterCard and Visa (EMV) volumes and $3 million decline due to lost business in Canada. EMEA constant currency revenue growth was driven by $10 million of growth in the United Kingdom tied to new and existing business along with professional services. APAC constant currency revenue growth was primarily driven by new business growth as well as existing business growth of $4 million in Australia.  LATAM constant currency revenue growth was primarily driven by new and existing business in Argentina of $3 million, as well as new business growth in Colombia of $2 million and audit revenue for VisionPLUS of $4 million. LATAM growth was partially offset by a decrease in VisionPLUS licensing revenues driven by a licensing fee resolution in the prior year of $9 million.

North America card accounts on file increased for the three months ended March 31, 2017 compared to the same period in 2016 from growth in existing clients. International accounts on file increased for the three months ended March 31, 2017 compared to the same period in 2016 due to new portfolios of existing clients throughout all of our international regions.

Network & Security Solutions segment results
The following table displays total revenue by product. Our Network & Security Solutions segment is comprised of more than 95% domestic businesses with no material foreign exchange impact on reported results:

	Three months ended March 31,
(in millions)	2017	2016	Percent Change
Revenues:
EFT Network	$115	$115	—%
Stored Value Network	89	85	5%
Security and Fraud	106	103	3%
Other (a)	51	49	4%
Segment revenue	$361	$352	3%
Key indicators:
Network transactions (EFT Network and Stored Value) (b)	5,114	4,764	7%

(a)	Other is primarily comprised of revenue generated from our Government and Digital Banking businesses.

(b)	Network transactions include the debit issuer processing transactions, STAR Network issuer transactions, Payroll and Gift Solutions and POS transactions.

Network & Security Solutions segment revenue increased 3% for the three months ended March 31, 2017 compared to the same period in 2016 driven by growth within our Stored Value Network, Security and Fraud, and other product categories. EFT Network revenue was flat as debit processing transaction growth was offset by lower STAR PIN and ATM transaction volumes. Stored Value Network revenue increased due to strong growth in our Money Network business. Security and Fraud revenue increased due to strong growth from our suite of Security products, partially offset by revenue declines within our TeleCheck business of $4 million.

Network transaction growth for the three months ended March 31, 2017 compared to the same period in 2016 was driven by growth in a majority of our network transaction categories.

Reimbursable debit network fees, postage, and other

Reimbursable debit network fees, postage, and other revenue increased for the three months ended March 31, 2017 compared to the same period in 2016 due to transaction and volume growth related to debit network fees of $21 million partially offset by a $6 million decrease primarily driven by lower EMV volumes in our plastics mailing services.

Operating expenses overview

	Three months ended March 31,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change
Cost of services (exclusive of items shown below)	$700	$731	(4)%	(3)%
Cost of products sold	80	78	3%	3%
Selling, general, and administrative	525	564	(7)%	(6)%
Depreciation and amortization	228	238	(4)%	(4)%
Other operating expenses	22	21	5%	4%
Total expenses (excluding reimbursable items)	1,555	1,632	(5)%	(4)%
Reimbursable debit network fees, postage, and other	919	907	1%	1%
Total expenses	$2,474	$2,539	(3)%	(2)%

Cost of services

	Three months ended March 31,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change
Salaries, wages, and bonus	$380	$375	1%
Stock-based compensation (a)	19	49	(61)%
Outside professional services	63	62	2%
Software, telecommunication infrastructure, and repairs	95	100	(5)%
Other	143	145	(1)%
Cost of services expense	$700	$731	(4)%	(3)%

(a)	$30 million decrease impacted by IPO related expense recognized in the prior year.

Cost of products sold

Cost of products sold expense increased for the three months ended March 31, 2017 compared to the same period in 2016 due to hardware fees, which were impacted by certain changes in accounting for Clover terminals effective January 1, 2017 due to achieving standalone value. See note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information on deferred revenue for Clover terminals. This increase was partially offset by declines in number of hardware units sold, mainly non-Clover units.

Selling, general, and administrative

	Three months ended March 31,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change
Salaries, wages, bonus, and other	$176	$178	(1)%
Stock-based compensation (a)	46	66	(30)%
Independent sales organizations (ISOs) commissions (b)	147	163	(10)%
Outside professional services	45	50	(10)%
Commissions	34	33	3%
Other	77	74	4%
Selling, general, and administrative expense	$525	$564	(7)%	(6)%

(a)	$22 million decrease impacted by IPO related expense recognized in the prior year.

(b)	$16 million decrease driven by consolidation of retail ISOs to wholesale ISOs via acquisition in the prior year.

Depreciation and amortization

	Three months ended March 31,
(in millions)	2017	2016	Percent Change
Depreciation expense	$76	$73	4%
Amortization expense (a)	152	165	(8)%
Depreciation and amortization	$228	$238	(4)%

(a)	Decline driven by a reduction in amortization expense on intangibles arising from the KKR acquisition of First Data.

Other operating expenses, net

	Three months ended March 31,
(in millions)	2017	2016	Percent Change
Restructuring, net (a)	$23	$21	10%
Other	(1)	—	NM
Other operating expenses	$22	$21	5%

(a)	Refer to note 8 "Other Operating Expenses" to our unaudited consolidated financial statements in Part I, Item 1, of this Form 10-Q for details regarding other operating expenses.

Reimbursable debit network fees, postage, and other

Reimbursable debit network fees, postage, and other expense increased for the three months ended March 31, 2017 compared to the same period in 2016 due to transaction and volume growth related to debit network fees of $21 million partially offset by a $6 million decrease primarily driven by lower EMV volumes in our plastics mailing services.

Interest expense, net

	Three months ended March 31,
(in millions)	2017	2016	Percent Change
Interest expense, net	$(234)	$(263)	(11)%

Interest expense, net decreased for the three months ended March 31, 2017, compared to the same period in 2016, due to reduced outstanding debt balances impacted by debt paydowns and lower interest rates resulting from debt exchanges and refinancing. Refer to note 2 "Borrowings" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.

Loss on debt extinguishment

	Three months ended March 31,
(in millions)	2017	2016	Percent Change
Loss on debt extinguishment	$(56)	$(46)	22%

Refer to note 2 “Borrowings” to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.
Other (expense) income

	Three months ended March 31,
(in millions)	2017	2016
Derivatives losses	$—	$(4)
Non-operating foreign currency (losses) gains	(1)	10
Other (expense) income	$(1)	$6

Derivative losses for the three months ended March 31, 2016 were driven by fair value adjustments on our non-designated interest rate contracts. Our variable to fixed swaps matured in September 2016 which were replaced with interest rate collar contracts which are designated as hedges with the fair market value adjustment, to the extent the hedges are effective, recognized through accumulated other comprehensive income. See note 10 "Derivative Financial Instruments" to our unaudited financial statements in Part I, Item 1 of this Form 10-Q for additional information on our derivative contracts.

Non-operating foreign currency (losses) gains for the three months ended March 31, 2017 and 2016 were driven by foreign currency translation adjustments on intercompany loans as the fluctuations are in line with lower interest rate volatility during 2017.

Income taxes

	Three months ended March 31,
(in millions)	2017	2016
Income tax expense	$12	$5
Effective income tax rate	13%	(500)%

The effective tax rate for the three months ended March 31, 2017 and 2016 were different than the statutory rate as a result of recording tax expense on our foreign earnings, but not on our domestic earnings, as a result of the valuation allowance recorded in the U.S. Our tax expense in both periods was also impacted by us not recording tax expense on noncontrolling interests from pass through entities. Additionally, the near breakeven pretax loss for the period ended March 31, 2016 amplifies variations between the effective tax rate and the statutory tax rate in the same period.

Our liability for unrecognized tax benefits was approximately $237 million as of March 31, 2017. We anticipate it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $122 million over the next twelve months beginning March 31, 2017 as the result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

We establish a valuation allowance against our deferred tax assets when, based upon the weight of all available evidence, we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this determination, we have considered the relative impact of all of the available positive and negative evidence regarding future sources of taxable income and tax planning strategies. In the U.S. jurisdiction, we are in a three-year cumulative loss position, which is significant negative evidence, outweighing the positive evidence in the form of reversing temporary differences and projections of future income. We will continue to evaluate future financial performance both to determine whether we remain in a three-year cumulative loss position and to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of the valuation allowance. If projections of future sustained profitability continue, we anticipate that it is reasonably possible that we may reverse substantially all of the valuation allowance in the U.S. jurisdiction in the next twelve months. As of December 31, 2016, the U.S. jurisdiction valuation allowance balance was $1.2 billion.

Following the original establishment of the U.S. jurisdiction deferred tax valuation allowance in 2012, we have regularly experienced substantial volatility in our effective tax rate for the interim periods and across years. The interim and full year volatility is likely to continue in the future periods until the deferred tax valuation allowances can be released.

Equity earnings in affiliates

	Three months ended March 31,
(in millions)	2017	2016	Percent Change
Equity earnings in affiliates	$55	$64	(14)%

Equity earnings in affiliates relate to the earnings of our merchant alliance partnerships and decreased for the three months ended March 31, 2017 compared to the same period in 2016 due to a decline in our North America joint venture partners mainly due to declines in new business.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Three months ended March 31,
(in millions)	2017	2016	Percent Change
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	$43	$50	(14)%

Net income attributable to noncontrolling interests and redeemable noncontrolling interest relate to the interest of our merchant partners in our consolidated merchant alliances and decreased for the three months ended March 31, 2017 compared to the same period in 2016 driven by the prior year impact of interchange benefit within two of our consolidated joint ventures.

Segment EBITDA Overview
The following table displays Segment EBITDA by segment for the periods indicated:

	Three months ended March 31,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change
Segment EBITDA:
Global Business Solutions	$382	$376	2%	3%
Global Financial Solutions	155	155	—%	3%
Network & Security Solutions	156	151	3%	3%
Corporate	(42)	(46)	9%	9%
Total Segment EBITDA (Non-GAAP)	$651	$636	2%	4%

The following table displays Segment EBITDA margin by segment for the periods indicated:

	Three months ended March 31,
	2017	2016	Change
Segment EBITDA Margin:
Global Business Solutions	39.3%	39.4%	(10	) bps
Global Financial Solutions	39.4%	40.2%	(80	) bps
Network & Security Solutions	43.2%	42.9%	30	bps
Total Segment EBITDA Margin (Non-GAAP)	37.7%	37.6%	10	bps

Global Business Solutions

Global Business Solutions Segment EBITDA increased 2% and 3% on a constant currency basis for the three months ended March 31, 2017 compared to the same period in 2016 due to the impact of the revenue items noted within "Global Business Solutions segment results" above along with the impact of the Peso devaluation in the prior year. Currency translation negatively impacted segment adjusted EBITDA by approximately $4 million compared to the prior period.

Global Financial Solutions

Global Financial Solutions Segment EBITDA was flat and increased 3% on a constant currency basis for the three months ended March 31, 2017 compared to the same period in 2016 due to the impact of the revenue items noted within "Global Financial Solutions segment results" above. The revenue growth was partially offset by an increase in technology and infrastructure costs. Currency translation negatively impacted segment adjusted EBITDA by approximately $5 million compared to the prior period.

Network & Security Solutions

Network & Security Solutions Segment EBITDA increased 3% for the three months ended March 31, 2017, compared to the same period in 2016 due to the revenue items noted within "Network & Security Solutions segment results" above. In addition to revenue growth, expenses increased 2% or $3 million for the three months ended March 31, 2017.

Corporate

Corporate Segment EBITDA loss improved 9% for the three months ended March 31, 2017 compared to the same period in 2016 due to a decrease in outside professional services.

Adjusted Net Income
Adjusted net income is a non-GAAP financial measure used by management that provides additional insight on performance. Adjusted net income excludes amortization of acquisition-related intangibles, stock-based compensation, restructuring costs and other items affecting comparability and, therefore, provides a more complete understanding of continuing operating performance. Management believes that the presentation of adjusted net income provides users of our financial statements greater transparency into ongoing results of operations allowing them to better compare our results from period to period. This non-GAAP measure is not in accordance with, or an alternative to, measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies. In addition, adjusted net income is not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. These measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.
The following table reconciles the reported Net income (loss) attributable to First Data Corporation presented in accordance with GAAP to the non-GAAP financial measure of adjusted net income for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(in millions)	2017	2016	% Change
Net income (loss) attributable to First Data Corporation	$36	$(56)	NM
Adjustments:
Stock-based compensation	65	115	(43)%
Loss on debt extinguishment (a)	56	46	22%
Mark-to-market adjustment for derivatives (b)	—	4	(100)%
Amortization of acquisition intangibles and deferred financing costs (c)	95	108	(12)%
Restructuring	23	21	10%
Intercompany foreign exchange gain (loss)	1	(10)	NM
Impairment, litigation, and other (d)	(1)	6	NM
Income tax on above items and discrete tax items (e)	(17)	(14)	21%
Adjusted net income attributable to First Data Corporation	$258	$220	17%
NM represents not meaningful

(a)	Represents costs associated with debt refinancing on extinguished debt.

(b)	Represents mark-to-market activity related to our undesignated hedges.

(c)
Represents amortization of intangibles established in connection with the 2007 Merger and acquisitions we have made since 2007, excluding the percentage of our consolidated amortization of acquisition intangibles related to non wholly owned consolidated alliances equal to the portion of such alliances owned by our alliance partners. This line also includes amortization related to deferred financing costs of $4 million and $3 million for the three months ended March 31, 2017 and 2016, respectively.

(d)
Represents impairments, non-normal course litigation and regulatory settlements, investments gains (losses), fees paid on debt modifications, divestitures, and other, as applicable to the periods presented.

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

Adjusted net income for the three months ended March 31, 2017 and 2016 improved due to better operating performance and lower interest expense.
Liquidity and Capital Resources

Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility and accounts receivable securitization facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the ongoing needs of the business. To the extent future cash flows exceed the ongoing needs of the business, we may use a portion of the excess cash to reduce our debt balances.

Over the past few years, we completed various amendments and modifications to certain of our debt agreements in an effort to extend our debt maturities and lower interest rates. Furthermore, we have used excess cash generated by the business to pay down certain tranches of debt. Our current level of debt may limit our ability to get additional funding at our current funding rate beyond our revolving credit facility and accounts receivable securitization facility if needed. Details regarding our debt structure are provided in note 2 "Borrowings" and note 13 "Subsequent Events" to our unaudited financial statements in Part I, Item 1 of this Form 10-Q and in note 2 "Borrowings" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Total borrowings and net debt

The chart below shows the net debt balances as of March 31, 2017 and December 31, 2016. Net debt is a non-GAAP measure defined as total long-term borrowings plus short-term and current portion of long-term borrowings at par value excluding lines of credit used for settlement purposes less cash and cash equivalents. We believe that net debt provides additional insight on the level and management of leverage. Net debt is not, and should not be viewed as, a substitute for total outstanding GAAP borrowings.

	As of	As of
(in millions)	March 31, 2017	December 31, 2016
Total long-term borrowings	$18,123	$18,131
Total short-term and current portion of long-term borrowings	501	358
Total borrowings	18,624	18,489
Unamortized discount and unamortized deferred financing costs	151	156
Total borrowings at par	18,775	18,645
Less: settlement lines of credit and other arrangements	(126)	(84)
Gross debt excluding settlement lines of credit and other arrangements	18,649	18,561
Less: cash and cash equivalents	(503)	(385)
Net debt	$18,146	$18,176

Credit ratings

As of May 8, 2017, our long-term corporate family rating from Moody’s was B1 (outlook stable). The long-term local issuer credit rating from Standard and Poor’s was B+ (stable). The long-term issuer default rating from Fitch was B+ (positive). A decrease in our credit ratings could affect our ability to access future financing at current funding rates, which could result in increased interest expense in the future.

Cash and cash equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of March 31, 2017 and December 31, 2016, we held $503 million and $385 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by two of our domestic subsidiaries that are not available to fund operations outside of those subsidiaries. As of March 31, 2017 and December 31, 2016, the cash and cash equivalents held by these subsidiaries totaled $172 million and $102 million, respectively. All other domestic cash balances, to the extent available, are used to fund our short-term liquidity needs.

Cash and cash equivalents include amounts held outside of the U.S., totaling $318 million and $271 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, there was approximately $233 million and $206 million, respectively, of cash and cash equivalents held by our international subsidiaries that was unavailable for U.S. general corporate purposes in the near term. A consolidated foreign joint venture held $160 million and $134 million in cash and cash equivalents as of March 31, 2017 and December 31, 2016, respectively. In order for this cash and cash equivalents to be available for general corporate purposes, we would need the joint venture's Board of Directors to declare a dividend. In addition as of March 31, 2017 and December 31, 2016, $8 million and $10 million, respectively, of the remaining unavailable cash and cash equivalents in our international subsidiaries is held in countries that have currency controls, and $65 million and $62 million, respectively, is retained within our international subsidiaries for their local operating requirements.

We plan to fund any international cash needs throughout the remainder of 2017 through cash flow from and cash held by our international entities, but if necessary, could fund such needs using cash from the United States, subject to satisfying debt covenant restrictions.

Cash flows

	Three months ended March 31,
Source/(use) (in millions)	2017	2016
Net cash provided by operating activities	$421	$386
Net cash used in investing activities	(116)	(123)
Net cash used in financing activities	(187)	(373)

Cash flows from operating activities
Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of our working capital requirements.
Our operating cash flow is significantly impacted by our level of debt. Approximately $245 million and $186 million in cash interest was paid during the three months ended March 31, 2017 and 2016, respectively. The increase in cash interest for the three months ended March 31, 2017 compared to the same period in 2016 is due to the timing of semi-annual coupon payments as a result of debt refinancing activity.
Refer to "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a detailed discussion on how a 100 basis point increase in the applicable London Interbank Offered Rate (LIBOR) index on an annualized basis would impact our annual interest expense.
The chart below reconciles the change in operating cash flows for the three months ended March 31, 2016 to March 31, 2017.

Three months ended March 31,
Source/(use) (in millions)	2017
Net cash provided by operating activities, previous period	$386
Increases (decreases) in:
Net income, excluding other operating expenses and other income (expense) (a)	62
Depreciation and amortization	(4)
Working capital	(23)
Net cash provided by operating activities, end of period	$421

(a)	Excludes loss on debt extinguishment, stock-based compensation expense, and other non-cash items.

For the three months ended March 31, 2017 compared to the same period in 2016, net income, excluding other operating expenses and other income (expense) increased due to the items noted previously within "Results of Operations." Working capital decreased $87 million from the timing of interest payments and $49 million from the settlement of cross-currency swaps in the prior year. These decreases were partially offset by the timing of vendor payments as well as improvements in accounts receivable driven primarily by the collection of outstanding balances for weekend activity held at the end of 2016.

Free Cash Flow

Free cash flow is a non-GAAP measure defined as cash flow provided by operating activities less capital expenditures and distributions to minority interests and other. We consider free cash flow to be a liquidity measure that provides useful information to management and users of our financial statements about the amount of cash generated by the business which can then be used to, among other things, reduce outstanding debt. Free cash flow is not, and should not be viewed as, a substitute for GAAP reported financial information.

The chart below reconciles cash flow from operations to free cash flow for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
Source/(use) (in millions)	2017	2016	Change
Net cash provided by operating activities	$421	$386	$35
Capital expenditures	(117)	(117)	—
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(43)	(58)	15
Free cash flow	$261	$211	$50
For the three months ended March 31, 2017, net cash provided by operating activities increased due to the items noted previously. Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest decreased due to lower earnings and the timing of distributions.
Cash flows from investing activities

Net cash used in investing activities decreased slightly for the three months ended March 31, 2017 compared to the same period in 2016 due to a $6 million acquisition in the prior year.
Cash flows from financing activities

Net cash used in financing activities decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to a $599 million decrease in principal payments on long-term debt, net of proceeds from new debt issuances. The decrease was partially offset by a $423 million reduction in cash proceeds from our senior secured revolving credit facility and accounts receivable securitization facility.

Senior secured revolving credit facility

As of March 31, 2017, our senior secured revolving credit facility had commitments from financial institutions to provide $1.25 billion of credit. The revolving credit facility matures on June 2, 2020. Besides the letters of credit discussed below, we had $11 million and $0 outstanding against this facility as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, $1.2 billion remained available under the facility. Excluding the letters of credit, the maximum amount outstanding against this facility during the three months ended March 31, 2017 was approximately $155 million while the average amount outstanding during the three months ended March 31, 2017 was approximately $11 million.

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

There are multiple institutions that have commitments under this facility with none representing more than 20% of remaining capacity.

Accounts receivable securitization agreement

As of March 31, 2017 and December 31, 2016, we had $228 million and $160 million, respectively, of outstanding borrowings and $305 million and $312 million, respectively, of pledged receivables under our accounts receivable securitization facility. The maximum borrowing capacity allowed under the accounts receivable securitization agreement was $240 million as of March 31, 2017. For additional information regarding our accounts receivable securitization agreement, refer to note 2 "Borrowings" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Letters, lines of credit, and other

	Total Available (a)		Total Outstanding
(in millions)	As of March 31, 2017	As of December 31, 2016	As of March 31, 2017	As of December 31, 2016
Letters of credit (b)	$250	$250	$44	$41
Lines of credit and other (c)	337	489	126	84

(a)	Total available without giving effect to amounts outstanding.

(b)
Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The largest amount of letters of credit outstanding was approximately $44 million during the three months ended March 31, 2017. All letters of credit expire on or prior to March 31, 2018 with a one-year renewal option. We expect to renew most of the letters of credit prior to expiration.

(c)
As of March 31, 2017, represents $297 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity. We cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, we had borrowings outstanding against them.

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
The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior notes, and senior subordinated notes. As of March 31, 2017, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $12.3 billion, Covenant EBITDA of $3.4 billion and a Ratio of 3.60 to 1.00.

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

The calculation of Covenant EBITDA under our senior secured facilities was as follows:

(in millions)	Last twelve months ended March 31, 2017
Net income attributable to First Data Corporation	$512
Interest expense, net	1,039
Income tax expense	88
Depreciation and amortization	1,057
EBITDA	2,696

Loss on debt extinguishment	80
Stock-based compensation	213
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	233
Projected near-term cost savings and revenue enhancements (1)	97
Restructuring, net	51
Non-operating foreign currency (gains) and losses	(8)
Investment (gains) and losses (2)	(35)
Equity entities taxes, depreciation and amortization (3)	14
Divestitures, net (4)	34
Other (5)	32
Covenant EBITDA	$3,407

(1)
Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives. We may not realize the anticipated cost savings pursuant to our anticipated timetable or at all.

(2)
Reflects gains on Visa Europe share sale and international joint venture sale reflected within "Other income" in the consolidated statements of operations in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2016.

(3)	Represents our proportional share of income taxes, depreciation, and amortization on equity method investments.

(4)
Reflects loss on divestiture of Australian ATM business reflected within "Other income" in the consolidated statements of operations in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2016.

(5)	Includes items such as pension losses, litigation and regulatory settlements, derivative financial instruments (gains) and losses, and other as applicable to the period presented.
Off-Balance Sheet Arrangements

During the three months ended March 31, 2017, there were no material changes in off-balance sheet arrangements from those reported as of December 31, 2016 in our Annual Report on Form 10-K for the year ended December 31, 2016.
Contractual Obligations

During the three months ended March 31, 2017, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 31, 2016 in our Annual Report on Form 10-K for the year ended December 31, 2016.
Critical Accounting Policies

Our critical accounting policies have not changed from those reported as of December 31, 2016 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.
New Accounting Guidance

Refer to note 1 “Basis of Presentation and Summary of Significant Accounting Policies” in our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for new accounting guidance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our assets include cash equivalents as well as both fixed and floating rate interest-bearing securities. These investments arise primarily from settlement funds held by us pending settlement.

Our interest rate-sensitive liabilities are our debt instruments. Our senior secured term loan facilities are subject to variable interest rates. We have variable to fixed interest rate collar contracts on $4.3 billion of our variable rate debt, of which $1.5 billion expires in September 2017, $1.5 billion expires in September 2018, and the remaining $1.3 billion expires in January 2019. The interest rate collar contracts mitigate exposure to interest rate fluctuations, but are subject to contractual ceilings and floors. The interest rate collar contracts provide for interest rate protection if one month LIBOR rises above 150 basis points. As of March 31, 2017, we have $9.5 billion in variable rate debt, which includes $228 million on our accounts receivable securitization facility. $4.3 billion of our variable rate debt is subject to the interest rate collar contracts.

Based on the March 31, 2017 balances, a 100 basis point increase in short-term interest rates on an annualized basis compared to the interest rates as of March 31, 2017, which for the one month LIBOR was 0.9828%, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of $62 million. The $62 million decrease to pretax income (due to a 100 basis point increase in variable rates as of March 31, 2017) is due to an $75 million increase in interest expense related to our balance of variable interest rate debt, net of interest rate collar contracts.The increase in interest expense would be partially offset by a $13 million increase in interest income primarily on settlement assets. A decrease in interest rates would result in an increase to pretax income. Actual interest rates could change significantly more than 100 basis points. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

We are exposed to changes in currency rates as a result of our investments in foreign operations, revenues and expenses generated in currencies other than the U.S. dollar and foreign currency-denominated loans. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Refer to note 10 "Derivative Financial Instruments" to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the changes in foreign currency exchange rates.

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in an increase to pretax income of approximately $20 million. This increase results from a $20 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the three months preceding March 31, 2017, and a $2 million increase related to foreign exchange on intercompany loans. The increase is partially offset by $3 million related to the effect of interest expense on euro-denominated term loans held by us. There is inherent limitation in the sensitivity analysis presented, primarily due to the assumption that foreign exchange movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2017. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

During the first quarter of 2017, we commenced the migration of certain activities in connection with our strategic expense management initiative. This migration presents transitional risks to maintaining adequate internal controls over financial reporting. Other than with respect to this migration, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. None of these matters, either individually or in the aggregate, currently are material to us.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock in the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under Announced Programs
January 1, 2017 through January 31, 2017	—	$—	—	—
February 1, 2017 through February 28, 2017	217,295	16.27	—	—
March 1, 2017 through March 31, 2017	—	—	—	—
Total	217,295	$16.27	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report or, where indicated, were filed and are incorporated by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
4.1	2017 April Joinder Agreement, dated April 26, 2017, among the Company, certain of its subsidiaries, each lender party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent Exhibit A - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	04/27/2017
10.1 (1)*	Description of Compensation of Directors
10.2 (1) *	Form of Stock Award Agreement for Directors under the 2015 Omnibus Incentive Plan
31.1 (1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date:	May 8, 2017	By	/s/ Himanshu A. Patel
Himanshu A. Patel
Executive Vice President, Chief Financial Officer
(principal financial officer)

Date:	May 8, 2017	By	/s/ Matthew Cagwin
Matthew Cagwin
Senior Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)