Form 10-Q
period 2017-06-30
FIRST DATA CORP
filed 2017-08-07
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Class A Common Stock, $0.01 par value per share	380,065,237 shares
Class B Common Stock, $0.01 par value per share	542,917,072 shares

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

Forward-Looking Statements

Certain matters we discuss in this Form 10-Q and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA), earnings, margins, growth rates, and other financial results for future periods. By their nature, forward-looking statements speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results could differ materially and adversely from our forward-looking statements due to a variety of factors, including the following: (1) adverse impacts from global economic, political, and other conditions affecting trends in consumer, business, and government spending; (2) our ability to anticipate and respond to changing industry trends, including technological changes and increasing competition; (3) our ability to successfully renew existing client contracts on favorable terms and obtain new clients; (4) our ability to prevent a material breach of security of any of our systems; (5) our ability to implement and improve processing systems to provide new products, improve functionality, and increase efficiencies; (6) the successful management of our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (7) our successful management of credit and fraud risks in our business units and merchant alliances, particularly in the context of eCommerce and mobile markets; (8) consolidation among financial institution clients or other client groups that impacts our client relationships; (9) our ability to use our net operating losses without restriction to offset income for US tax purposes; (10) our ability to improve our profitability and maintain flexibility in our capital resources through the implementation of cost savings initiatives; (11) the acquisition or disposition of a material business or assets; (12) our ability to successfully value and integrate acquired businesses; (13) our high degree of leverage; (14) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (15) changes in the interest rate environment that increase interest on our borrowings or the interest rate at which we can refinance our borrowings; (16) the impact of new or changes in current laws, regulations, credit card association rules, or other industry standards; and (17) new lawsuits, investigations, or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, and various other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, including but not limited to, Item 1 - Business, Item 1A - Risk Factors, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as required by law, we do not intend to revise or update any forward-looking statement as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Revenues:
Transaction and processing service fees(a)	$1,686	$1,669	$3,249	$3,260
Product sales and other(a)	349	307	668	586
Total revenues (excluding reimbursable items)	2,035	1,976	3,917	3,846
Reimbursable debit network fees, postage, and other	990	952	1,909	1,859
Total revenues	3,025	2,928	5,826	5,705
Expenses:
Cost of services (exclusive of items shown below)	691	698	1,391	1,429
Cost of products sold	91	86	171	164
Selling, general, and administrative	518	500	1,043	1,064
Depreciation and amortization	237	238	465	476
Other operating expenses	29	24	51	45
Total expenses (excluding reimbursable items)	1,566	1,546	3,121	3,178
Reimbursable debit network fees, postage, and other	990	952	1,909	1,859
Total expenses	2,556	2,498	5,030	5,037
Operating profit	469	430	796	668
Interest expense, net	(238)	(284)	(472)	(547)
Loss on debt extinguishment	(15)	(9)	(71)	(55)
Other (expense) income	(2)	38	(3)	44
Income before income taxes and equity earnings in affiliates	214	175	250	110
Income tax expense	28	28	40	33
Equity earnings in affiliates	57	68	112	132
Net income	243	215	322	209
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	58	63	101	113
Net income attributable to First Data Corporation	$185	$152	$221	$96

Net income attributable to First Data Corporation per share:
Basic	$0.20	$0.17	$0.24	$0.11
Diluted	$0.20	$0.17	$0.24	$0.10

Weighted-average common shares outstanding:
Basic	915	900	913	898
Diluted	938	914	935	916

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $54 million and $106 million for the three and six months ended June 30, 2017, respectively, and $45 million and $98 million for the comparable periods in 2016.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Net income	$243	$215	$322	$209
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	18	(41)	108	(105)
Pension liability adjustments	19	—	19	—
Derivative instruments	(2)	—	(1)	—
Total other comprehensive income (loss), net of tax	35	(41)	126	(105)
Comprehensive income	278	174	448	104
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	62	62	108	114
Comprehensive income (loss) attributable to First Data Corporation	$216	$112	$340	$(10)

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions)	As of June 30, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$493	$385
Accounts receivable, net of allowance for doubtful accounts of $47 and $74	1,791	1,877
Settlement assets	9,976	14,795
Prepaid expenses and other current assets	317	360
Total current assets	12,577	17,417
Property and equipment, net of accumulated depreciation of $1,578 and $1,416	914	883
Goodwill	16,885	16,696
Customer relationships, net of accumulated amortization of $5,862 and $5,660	1,593	1,739
Other intangibles, net of accumulated amortization of $2,530 and $2,365	1,882	1,800
Investment in affiliates	988	988
Other long-term assets	766	769
Total assets	$35,605	$40,292
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,504	$1,564
Short-term and current portion of long-term borrowings	274	358
Settlement obligations	9,976	14,795
Total current liabilities	11,754	16,717
Long-term borrowings	18,033	18,131
Deferred tax liabilities	409	409
Other long-term liabilities	809	831
Total liabilities	31,005	36,088
Commitments and contingencies (See note 11)
Redeemable noncontrolling interest	72	73
First Data Corporation stockholders' equity:
Class A Common stock, $0.01 par value; 1,600 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 389 shares and 372 shares issued as of June 30, 2017 and December 31, 2016, respectively; and 379 shares and 367 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	4	4
Class B Common stock, $0.01 par value; 625 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 543 shares and 544 shares issued and outstanding as of June 30, 2017 and December 31, 2016	5	5
Preferred stock, $0.01 par value; 100 shares authorized as of June 30, 2017 and December 31, 2016, respectively; no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Class A Treasury stock, at cost, 10 shares and 5 shares as of June 30, 2017 and December 31, 2016, respectively	(138)	(61)
Additional paid-in capital	13,362	13,210
Accumulated loss	(10,391)	(10,612)
Accumulated other comprehensive loss	(1,207)	(1,326)
Total First Data Corporation stockholders' equity	1,635	1,220
Noncontrolling interests	2,893	2,911
Total equity	4,528	4,131
Total liabilities and equity	$35,605	$40,292
 See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$322	$209
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	526	528
Charges related to other operating expenses and other income	54	1
Loss on debt extinguishment	71	55
Stock-based compensation expense	121	171
Other non-cash and non-operating items, net	4	(5)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	110	59
Other assets, current and long-term	(19)	(8)
Accounts payable and other liabilities, current and long-term	(165)	(77)
Income tax accounts	(23)	(25)
Net cash provided by operating activities	1,001	908
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(123)	(113)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(133)	(119)
Acquisitions, net of cash acquired	(85)	(6)
Proceeds from Visa Europe share sale	—	27
Proceeds from the maturity of net investment hedges	90	—
Other investing activities, net	12	1
Net cash used in investing activities	(239)	(210)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(160)	196
Proceeds from issuance of long-term debt	3,548	2,377
Payment of call premiums and debt issuance cost	(63)	(52)
Principal payments on long-term debt	(3,811)	(3,163)
Payment of taxes related to settlement of equity awards	(83)	(59)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(126)	(157)
Other financing activities, net	33	35
Net cash used in financing activities	(662)	(823)
Effect of exchange rate changes on cash and cash equivalents	8	(22)
Change in cash and cash equivalents	108	(147)
Cash and cash equivalents at beginning of period	385	429
Cash and cash equivalents at end of period	$493	$282
NON-CASH TRANSACTIONS
Capital leases, net of trade-ins	$50	$67
Other financing arrangements	$103	$22

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Stockholders
	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
(in millions)	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2016	367	$4	544	$5	5	$(61)	$13,210	$(10,612)	$(1,326)	$2,911	$4,131
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(110)	(110)
Net income(b)	—	—	—	—	—	—	—	221	—	85	306
Other comprehensive income	—	—	—	—	—	—	—	—	119	7	126
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	1	—	—	—	1
Stock compensation expense	—	—	—	—	—	—	121	—	—	—	121
Stock activity under stock compensation plans	12	—	(1)	—	5	(77)	30	—	—	—	(47)
Balance, June 30, 2017	379	$4	543	$5	10	$(138)	$13,362	$(10,391)	$(1,207)	$2,893	$4,528

	First Data Corporation Stockholders
	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
(in millions)	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2015	180	$2	719	$7	—	$—	$12,910	$(11,032)	$(1,219)	$2,992	$3,660
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(141)	(141)
Net income (b)	—	—	—	—	—	—	—	96	—	96	192
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(106)	1	(105)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	4	—	—	—	4
Stock compensation expense	—	—	—	—	—	—	171	—	—	—	171
Stock activity under stock compensation plans and other	162	1	(150)	(1)	5	(58)	22	—	—	—	(36)
Balance, June 30, 2016	342	$3	569	$6	5	$(58)	$13,107	$(10,936)	$(1,325)	$2,948	$3,745

(a)
The total distribution presented in the unaudited consolidated statements of equity for the six months ended June 30, 2017 and 2016 excludes $16 million in distributions paid to redeemable noncontrolling interest not included in equity.

(b)
The total net income presented in the unaudited consolidated statements of equity for the six months ended June 30, 2017 and 2016 is $16 million and $17 million lower, respectively, than the amounts presented in the unaudited consolidated statements of operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Business Description

First Data Corporation (FDC or the Company) is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers. The Company provides merchant transaction processing and acquiring; credit, retail, and debit card issuing and processing; prepaid and payroll services; check verification; settlement and guarantee services; statement printing and remittance services; as well as solutions to help clients grow their businesses including the Company's Clover line of payment solutions and related applications.

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

Presentation

Depreciation and amortization, presented as a separate line item on the Company’s unaudited consolidated statements of operations, does not include amortization of initial payments for new contracts which is recorded as contra-revenue within “Transaction and processing service fees.” Also not included is amortization related to equity method investments which is netted within “Equity earnings in affiliates.” The following table presents the amounts associated with such amortization for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Amortization of initial payments for new contracts	$19	$16	$38	$31
Amortization related to equity method investments	12	12	23	21

Revenue Recognition

Interchange fees and assessments charged by issuing bank and credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit and PINless-debit transactions charged by debit networks were as follows for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Interchange fees and assessments	$6,592	$5,935	$12,631	$11,222
Debit network fees	819	776	1,564	1,502

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred Revenue

The Company records deferred revenue when it receives payments or invoices in advance of the delivery of products or the performance of services. The deferred revenue is recognized when underlying performance obligations are achieved. As of June 30, 2017 and December 31, 2016, current deferred revenue included within "Accounts payable and accrued liabilities" in the Company's unaudited consolidated balance sheets was $163 million and $149 million, respectively. As of June 30, 2017 and December 31, 2016, noncurrent deferred revenue included within "Other long-term liabilities" in the Company's unaudited consolidated balance sheets was $176 million and $184 million, respectively.

In January 2017, the Company determined that standalone value had been achieved for its Clover terminal devices, principally because a secondary market had been established. The Company accounted for the change on a prospective basis. Beginning January 1, 2017, the Company recognized revenue on sales of Clover terminal devices upon delivery, while Clover terminal devices sold prior to January 1, 2017 continued to be deferred over the term of the respective processing agreement. As of June 30, 2017, approximately $65 million of the Company's deferred revenue represented sales of Clover terminal devices which did not have standalone value prior to the change in accounting.

Treasury Stock

In connection with the vesting of restricted stock awards or exercise of stock options, shares of Class A and Class B common stock are delivered to the Company by employees to satisfy tax withholding obligations. The Company accounts for treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock. Because Class B common stock converts automatically to Class A common stock upon any transfer, whether or not for value, except for certain transactions described in the Company's amended and restated certificate of incorporation, all shares of treasury stock reside as Class A.

Reclassifications

Certain amounts for prior years have been reclassified to conform with the current year financial statement presentation.

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

•
Phase II will further determine the impact of the adoption of the New Revenue Standard and will include activities such as validating and concluding on potential accounting guidance gaps from Phase I, quantifying the effects the New Revenue Standard will have on its consolidated financial statements, identifying and documenting changes to its accounting policies, assessing disclosures as required by the New Revenue Standard, and identifying and addressing the impact the New Revenue Standard will have on business processes, systems and internal controls to support the recognition and disclosure requirements. The Company is continuing its efforts as part of Phase II.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Phase III will complete the Company’s adoption and implementation of the New Revenue Standard and will include activities such as running parallel reporting for impacted areas under the New and Current Revenue Standard (ASC 605), recording the accounting adjustments that were identified in Phase II, evaluating and testing modified and newly implemented internal controls over the New Revenue Standard, and revising the Company’s financial statement disclosures.

While the Company is finalizing its evaluation of the full impact of the New Revenue Standard and related amendments on its consolidated financial statements and related disclosures, the Company has assessed certain changes which are not expected to have a material impact on its consolidated financial statements upon adoption of the New Revenue Standard such as:

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
recognized earlier; and

•
Certain services revenue associated with programming activities that currently have standalone value and are recognized as work is performed may need to be deferred and recognized over the contract period.

The Company is also continuing to validate and quantify potential changes, which may be significant to the consolidated financial statements, such as:

•	Certain customer contractual arrangements with volume-based discounts which could result in a potential deferral of revenue; and

•	Principal versus agent considerations (reporting revenue gross vs. net), including interchange fees and assessments charged by credit card associations, network fees related to PIN-debit and PINless debit transactions and revenue-based commission payments to Independent Sales Organizations (ISOs) and sales channels.

The Company plans to adopt the New Revenue Standard, as well as other clarifications and technical guidance issued by the FASB related to this New Revenue Standard, on January 1, 2018, and the Company will apply the modified retrospective transition method. This will result in an adjustment to retained earnings for the cumulative effect, if any, of applying the New Revenue Standard to contracts in process as of the adoption date. Under this method, the Company would not restate the prior consolidated financial statements presented. However, the Company will include additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

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

Stock-based Compensation

In March 2016, the FASB issued guidance that will change some aspects of the accounting for stock-based payments to employees. Under the new guidance, companies will be required to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and to present excess tax benefits as an operating activity on the statement of cash flows. The guidance may also change how companies account for forfeitures and an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The Company adopted the various amendments in its consolidated financial statements for the quarterly period ending March 31, 2017 with an effective date of January 1, 2017. The Company has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption of these amendments did not have a material effect on its consolidated financial statements while the Company still has income tax valuation allowances within the U.S.  When these income tax valuation allowances in the U.S. are fully or partially released, the Company could experience volatility in its income tax expense.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2017, the FASB issued guidance that will clarify when changes to terms or conditions of a stock-based payment award must be accounted for as a modification. Under the new guidance, companies will only apply modification accounting guidance if the value, vesting conditions or classification of an award changes. This new guidance will be effective for fiscal years beginning after December 15, 2017 for all entities, including interim periods within those fiscal years with early adoption permitted. The guidance should be adopted prospectively to awards modified on or after the adoption date. The Company is currently evaluating the impact of adoption of the new guidance on its consolidated financial statements.
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
Statement of Cash Flows

In November 2016, the FASB issued guidance that will change the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. Under the new guidance, companies will be required to include restricted cash and restricted cash equivalents with the cash and cash equivalents line item when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Given this change, transfers between cash, cash equivalents, and restricted cash and cash equivalents will not be reported as cash flow activities on the statement of cash flows. In addition, the guidance requires entities to disclose information about the nature of restrictions on its cash and cash equivalents, including restricted cash and cash equivalents. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The guidance should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2: Borrowings

(in millions)	As of June 30, 2017	As of December 31, 2016
Short-term borrowings:
Foreign lines of credit and other arrangements	$89	$84
Receivable securitized loan at LIBOR plus 150 basis points or a base rate equal to the highest of (i) the applicable lender's prime rate, or (ii) the federal funds rate plus 0.50%	—	160
Unamortized deferred financing costs(a)	(4)	(2)
Total short-term borrowings	85	242
Current portion of long-term borrowings:
Senior secured term loan facility due June 2020 at LIBOR plus 2.0% or a base rate plus 1.0%	65	—
Other arrangements and capital lease obligations	124	116
Total current portion of long-term borrowings	189	116
Total short-term and current portion of long-term borrowings	274	358
Long-term borrowings:
Senior secured term loan facility due March 2021 at LIBOR and euro LIBOR plus 3.0% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 2.0% (d), (e)	—	4,379
Senior secured term loan facility due July 2022 at LIBOR plus 3.0% or a base rate plus 2.0%, or solely with respect to euro-denominated term loans, euro LIBOR plus 3.25% (e)	—	3,583
Senior secured term loan facility due April 2024 at LIBOR plus 2.5% or a base rate plus 1.5%	4,217	—
Senior secured term loan facility due July 2022 at LIBOR plus 2.25% or a base rate plus 1.25%	3,758	—
Senior secured term loan facility due June 2020 at LIBOR plus 2.0% or a base rate plus 1.0%	1,203	—
6.75% Senior secured first lien notes due 2020	—	1,398
5.375% Senior secured first lien notes due 2023	1,210	1,210
5.0% Senior secured first lien notes due 2024	1,900	1,900
5.75% Senior secured second lien notes due 2024	2,200	2,200
7.0% Senior unsecured notes due 2023	3,400	3,400
Unamortized discount and unamortized deferred financing costs(a)	(143)	(154)
Other arrangements and capital lease obligations	288	215
Total long-term borrowings(b)	18,033	18,131
Total borrowings(c)	$18,307	$18,489

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

(b)
As of June 30, 2017 and December 31, 2016, the fair value of the Company's long-term borrowings was $18.6 billion and $18.8 billion, respectively. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.

(c)	The effective interest rate is not substantially different than the coupon rate on any of the Company's debt tranches.

(d)	The U.S. dollar denominated portion of the Senior secured term loan facility maturing March 2021was refinanced on April 26, 2017.

(e)
The U.S. dollar denominated portion of the Senior secured term loan facility maturing July 2022 was refinanced on June 14, 2017. Additionally, the March 2021 and July 2022 Euro term loans were both paid off on June 14, 2017 with the proceeds from the $1.0 billion upsize of the July 2022 term loan facility.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Lines of Credit and Other Arrangements

As of June 30, 2017 and December 31, 2016, the Company had $317 million and $489 million, respectively, available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. As of June 30, 2017 and December 31, 2016, this includes a $165 million and $355 million, respectively, committed line of credit for one of the Company's consolidated alliances. The remainder of these arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the euro. Of the amounts outstanding as of June 30, 2017 and December 31, 2016, $20 million and $10 million, respectively, were uncommitted. As of June 30, 2017 and December 31, 2016, the weighted average interest rate associated with foreign lines of credit and other arrangements was 2.6%.

Senior Secured Revolving Credit Facility

The Company has a $1.25 billion senior secured revolving credit facility maturing on June 2, 2020 subject to certain earlier springing maturity provisions in certain circumstances. Up to $250 million of the senior secured revolving credit facility is available for letters of credit, of which $44 million and $41 million of letters of credit were issued under the facilities as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, $1.2 billion remained available.

Receivable Securitization Agreement

The Company has a fully consolidated and wholly owned subsidiary, First Data Receivables, LLC (FDR).  FDR and FDC entered into an agreement where certain wholly owned subsidiaries of FDC agreed to transfer and contribute receivables to FDR. FDR’s assets are not available to satisfy obligations of any other entities or affiliates of FDC. FDR's creditors will be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to FDR’s equity holders. The Company did not have an outstanding balance on its securitization facility as of June 30, 2017. As of December 31, 2016, the Company transferred $312 million in receivables to FDR as part of the securitization program and FDR utilized the receivables as collateral for borrowings of $160 million. The maximum borrowing capacity under the agreement has increased to $600 million as of June 30, 2017. The term of the Company's receivables securitization agreement has been extended through June 2020.The receivables held by FDR are recorded within "Accounts receivable, net" in the Company's unaudited consolidated balance sheets.

Recent Events

On January 23, 2017, the Company incurred an aggregate principal amount of $1.3 billion in new U.S. dollar denominated term loans maturing on June 2, 2020. The interest rate applicable to the new term loans is either LIBOR plus 2.0% or a base rate plus 1.0%. The Company is required to make quarterly principal payments of 1.25% on the new term loans. The new term loans were utilized to pay down all of the existing 6.75% senior secured first lien notes. In connection with this transaction, the Company expensed $56 million in loss on debt extinguishment.

On April 26, 2017, the Company refinanced $4.2 billion of U.S. dollar-denominated senior secured term loans due March 2021 through new and existing lenders to provide approximately $4.2 billion of U.S. dollar-denominated senior secured term loans due April 2024. The senior secured term loan due April 2024 bears interest at a rate of LIBOR plus 250 basis points or a base rate plus 150 basis points. In connection with this transaction, the Company expensed $6 million in loss on debt extinguishment and $5 million in debt issuance costs.

On June 14, 2017, the Company refinanced approximately $2.7 billion of U.S. dollar-denominated senior secured term loans due July 2022 and paid off approximately $1.1 billion of euro-denominated senior secured term loans due March 2021 and July 2022. The U.S. dollar-denominated July 2022 term loan facility was upsized by $1.0 billion, to pay off the euro-denominated term loans. Post transaction, the U.S. dollar-denominated July 2022 term loan facility approximates $3.8 billion of U.S. dollar-denominated term loans maturing July 2022 at an interest rate of LIBOR plus 225 basis points or a base rate plus 125 basis points. In connection with this transaction, the Company expensed $9 million in loss on debt extinguishment and $4 million in debt issuance costs.
Note 3: Stock Compensation Plans
The Company provides stock-based compensation awards to its employees under the 2015 Omnibus Incentive Plan (stock plan), which the Company adopted in conjunction with its initial public offering (IPO) on October 15, 2015.
Total stock-based compensation expense recognized in the "Cost of services" and “Selling, general, and administrative” line items of the unaudited consolidated statements of operations resulting from stock options, non-vested restricted stock awards, and non-vested restricted stock units was as follows for the three and six months ended June 30, 2017 and 2016:

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Cost of services	$16	$23	$35	$72
Selling, general, and administrative	40	33	86	99
Total	$56	$56	$121	$171

Substantially all of the Company's employees are granted restricted stock awards or units on an annual basis, which generally vest 20% on the first anniversary, 40% on the second anniversary, and the remaining 40% on the third anniversary. For the six months ended June 30, 2017, 12 million restricted stock awards and units were granted at a weighted average price per share of $15.83. For the six months ended June 30, 2016, 18 million restricted stock awards and units were granted at a weighted average price per share of $12.51.

As of June 30, 2017, there was $64 million and $265 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards and units, respectively.

The Company paid approximately $23 million and $20 million for the three months ended June 30, 2017 and 2016, respectively, and $83 million and $59 million for the six months ended June 30, 2017 and 2016, respectively, of taxes related to the settlement of vested stock-based awards.

For additional information on the Company’s stock compensation plans, refer to note 4 “Stock Compensation Plans” in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Note 4: Net Income Attributable to First Data Corporation Per Share
Basic net income attributable to FDC per share is calculated by dividing "Net income attributable to FDC" by the weighted-average shares outstanding during the period, without consideration for any potential dilutive shares. Diluted net income attributable to FDC per share has been computed to give effect to the impact, if any, of shares issuable upon the assumed exercise of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in net income attributable to FDC per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock can result in a greater dilutive effect from potentially dilutive securities.
Other than voting rights, the Company's Class A Common Stock and Class B Common Stock have the same rights and therefore both are treated as the same class of stock for purposes of the net income attributable to FDC per share calculation.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of the Company's basic and diluted net income attributable to First Data Corporation per share for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income attributable to First Data Corporation	$185	$152	$221	$96

Denominator:
Weighted average shares used in computing net income per share, basic	915	900	913	898
Effect of dilutive securities	23	14	22	18
Total dilutive securities	938	914	935	916

Net income attributable to First Data Corporation per share:
Basic	$0.20	$0.17	$0.24	$0.11
Diluted	$0.20	$0.17	$0.24	$0.10

Anti-dilutive shares excluded from diluted net income per share(a)	13	30	13	28

(a)	Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016.
Note 5: Segment Information

For a detailed discussion of the Company’s accounting principles and its reportable segments refer to note 7 “Segment Information” in the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following tables present the Company’s reportable segment results for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30, 2017
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$823	$347	$330	$—	$1,500
Product sales and other	235	55	51	—	341
Equity earnings in affiliates	8	—	—	—	8
Total segment revenues	$1,066	$402	$381	$—	$1,849
Depreciation and amortization	$106	$90	$31	$4	$231
Segment EBITDA	483	167	180	(44)	786
Other operating expenses and other income (expense) excluding divestitures	(11)	(5)	(1)	(14)	(31)

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30, 2016
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$819	$341	$321	$—	$1,481
Product sales and other	209	54	45	—	308
Equity earnings in affiliates	9	—	—	—	9
Total segment revenues	$1,037	$395	$366	$—	$1,798
Depreciation and amortization	$110	$88	$30	$3	$231
Segment EBITDA	448	160	166	(28)	746
Other operating expenses and other income (expense) excluding divestitures	39	—	—	(26)	13

	Six months ended June 30, 2017
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$1,566	$694	$646	$—	$2,906
Product sales and other	454	101	96	—	651
Equity earnings in affiliates	17	—	—	—	17
Total segment revenues	$2,037	$795	$742	$—	$3,574
Depreciation and amortization	$212	$175	$61	$5	$453
Segment EBITDA	865	322	336	(86)	1,437
Other operating expenses and other income (expense) excluding divestitures	(21)	(7)	(2)	(24)	(54)

	Six months ended June 30, 2016
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$1,574	$678	$634	$—	$2,886
Product sales and other	398	103	84	—	585
Equity earnings in affiliates	20	—	—	—	20
Total segment revenues	$1,992	$781	$718	$—	$3,491
Depreciation and amortization	$213	$182	$57	$7	$459
Segment EBITDA	824	315	317	(74)	1,382
Other operating expenses and other income (expense) excluding divestitures	22	4	(2)	(26)	(2)

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of reportable segment amounts to the Company’s consolidated balances for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Total segment revenues	$1,849	$1,798	$3,574	$3,491
Adjustments:
Non-wholly owned entities(a)	25	20	35	34
Independent sales organizations (ISOs) commission expense(b)	161	158	308	321
Reimbursable debit network fees, postage, and other	990	952	1,909	1,859
Consolidated revenues	$3,025	$2,928	$5,826	$5,705

Total segment EBITDA	$786	$746	$1,437	$1,382
Adjustments:
Non-wholly owned entities(a)	6	7	12	17
Depreciation and amortization	(237)	(238)	(465)	(476)
Interest expense, net	(238)	(284)	(472)	(547)
Loss on debt extinguishment	(15)	(9)	(71)	(55)
Other items(c)	(33)	14	(59)	(21)
Income tax expense	(28)	(28)	(40)	(33)
Stock-based compensation	(56)	(56)	(121)	(171)
Net income attributable to First Data Corporation	$185	$152	$221	$96

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

The following table presents a reconciliation of reportable segment depreciation and amortization expense to the Company’s consolidated balances in the unaudited consolidated statements of cash flows for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Segment depreciation and amortization	$231	$231	$453	$459
Adjustments for non-wholly owned entities	18	19	35	38
Amortization of initial payments for new contracts(a)	19	16	38	31
Total consolidated depreciation and amortization per unaudited consolidated statements of cash flows	268	266	526	528
Amortization of equity method investments(b)	(12)	(12)	(23)	(21)
Amortization of initial payments for new contracts(a)	(19)	(16)	(38)	(31)
Total consolidated depreciation and amortization per unaudited consolidated statements of operations	$237	$238	$465	$476

(a)	Included in "Transaction and processing service fees" as contra-revenue in the Company's unaudited consolidated statements of operations.

(b)	Included in "Equity earnings in affiliates" in the Company's unaudited consolidated statements of operations.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6: Income Taxes
The following table presents the Company's income tax expense and effective income tax rate for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Income tax expense	$28	$28	$40	$33
Effective income tax rate	10%	12%	11%	14%

The effective tax rates for the three and six months ended June 30, 2017 and 2016 were different from the statutory tax rate as a result of the Company recording tax expense on its foreign earnings, but not on its domestic earnings, as a result of the valuation allowance recorded in the U.S. The Company’s tax expense in all periods was also impacted by the Company not recording tax expense on noncontrolling interests from pass through entities. In addition, the three and six months ended June 30, 2017 included a $10 million benefit associated with the release of a valuation allowance as a result of the deferred tax liabilities recorded with the purchase of Acculynk.

The Company's liability for unrecognized tax benefits was approximately $241 million as of June 30, 2017. The Company anticipates it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $122 million over the next twelve months beginning June 30, 2017 as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.
Note 7: Redeemable Noncontrolling Interest

One of the Company's noncontrolling interests is redeemable at the option of the holder and is presented outside of equity and carried at its estimated redemption value.

The following table presents a summary of the redeemable noncontrolling interest activity during the six months ended June 30, 2017 and 2016:

(in millions)	2017	2016
Balance as of January 1,	$73	$77
Distributions	(16)	(16)
Share of income	16	17
Adjustment to redemption value of redeemable noncontrolling interest	(1)	(4)
Balance as of June 30,	$72	$74

Note 8: Other Operating Expenses

The following table details the components of "Other operating expenses" in the unaudited consolidated statements of operations for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Restructuring, net	$16	$24	$39	$45
Asset impairment	6	—	6	—
Deal integration costs	5	—	5	—
Other	2	—	1	—
Other operating expenses	$29	$24	$51	$45

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restructuring

During the three and six months ended June 30, 2017 and 2016, the Company recorded restructuring charges in connection with management’s alignment of the business with strategic objectives, cost savings initiatives, and the departure of certain executive officers. The $16 million incurred during the second quarter of 2017 was driven by a workforce productivity initiative. The Company expects to incur additional costs in restructuring as this initiative will continue throughout 2017. The Company continues to evaluate operating efficiencies and could incur further restructuring costs beyond this initiative.

A summary of net pretax charges incurred by segment was as follows for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Global Business Solutions	$6	$2	$15	$5
Global Financial Solutions	4	1	8	2
Network & Security Solutions	1	—	3	2
Corporate	5	21	13	36
Restructuring, net	$16	$24	$39	$45

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2017:

(in millions)	Employee Severance
Remaining accrual as of January 1, 2017	$9
Restructuring, net	39
Cash payments and other	(37)
Remaining accrual as of June 30, 2017	$11

Note 9: Acquisitions and Dispositions
Acculynk Acquisition
On May 1, 2017, the Company acquired Acculynk, a leading technology company that delivers eCommerce solutions for debit card acceptance. The acquisition provides access to Acculynk's PaySecure debit routing technology and its range of other services. The purchase price was approximately $85 million and Acculynk is reported as part of the Company's Global Business Solutions segment.
Note 10: Derivative Financial Instruments

The Company enters into the following types of derivatives:

•
Floating to fixed interest rate collar contracts: The Company uses interest rate collar contracts to mitigate its exposure to interest rate fluctuations on interest payments related to variable rate debt. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise or fall in excess of a predetermined ceiling or floor rate. The Company uses these contracts in a qualifying hedging relationship.

•
Foreign exchange contracts: The Company uses cross-currency swaps to protect the net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates. The Company uses these contracts in both qualifying and non-qualifying hedging relationships.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company held the following derivative instruments as of June 30, 2017 and December 31, 2016:

		As of June 30, 2017			As of December 31, 2016
(in millions)	Notional Currency	Notional Value	Assets(a)	Liabilities	Notional Value	Assets(a)	Liabilities
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts	AUD	100	$29	$—	211	$57	$—
Foreign exchange contracts(b)	EUR	915	—	(22)	—	—	—
Foreign exchange contracts	GBP	150	1	—	300	78	—
Foreign exchange contracts	CAD	95	1	—	130	9	—
			31	(22)		144	—
Derivatives designated as cash flow hedges:
Interest rate collar contracts	USD	4,300	3	—	3,000	3	—
			$34	$(22)		$147	$—

(a)
Our derivatives are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b)	The Company entered into new foreign exchange contracts with a notional value of EUR 915 million on June 14, 2017.

The maximum length of time over which the Company is hedging its currency exposure of net investments in foreign operations, through utilization of foreign exchange contracts, is through June 2020.

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is through January 2019.

As of June 30, 2017, the Company has not posted any collateral related to any of its derivative financial instruments.

Cross-Currency Swaps Settlements

In January 2017, the Company entered into $1.3 billion of interest rate collars with an interest rate cap of 1.5% and interest rate floors ranging between 1.160% - 1.168%. The interest rate collars will hedge variability in the interest rates on the senior secured term loan facilities.

In April 2017, three cross-currency swaps matured (notional values of AUD 111 million, GBP 150 million and CAD 35 million) and the Company received $90 million.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Instruments on the Unaudited Consolidated Financial Statements

Derivative gains and (losses) were as follows for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:
Gain (loss) recognized in "Foreign currency translation adjustment" in the unaudited consolidated statements of comprehensive income (loss) (effective portion)	$—	$(29)	$—	$30	$—	$(43)	$—	$22
Loss recognized in "Derivative instruments" in the unaudited consolidated statements of comprehensive income (loss) (effective portion)	(2)	—	—	—	(1)	—	—	—
Derivatives not designated as hedging instruments:
Loss recognized in "Other (expense) income" in the unaudited consolidated statements of operations	—	—	(1)	—	—	—	(5)	—

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income (loss) related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(in millions, after tax)	2017	2016	2017	2016
Accumulated gain included in other comprehensive income (loss) at beginning of period	$115	$81	$124	$86
(Decrease) increase in fair value of derivatives that qualify for hedge accounting, net of tax(a) (b)	(19)	19	(28)	14
Accumulated gain included in other comprehensive income (loss) at end of period	$96	$100	$96	$100
(a) Losses are included in "Derivative instruments" and “Foreign currency translation adjustment” in the unaudited consolidated statements of comprehensive income (loss).

(b)	Net of tax of $12 million and $11 million for the three months ended June 30, 2017 and 2016, respectively, and $16 million and $8 million for the six months ended June 30, 2017 and 2016, respectively.

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

Legal

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) merchant matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee and collection activities or other claims arising from our merchant business; and (3) other matters which may include issues such as employment and indemnification obligations to purchasers of former subsidiaries. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

are $0 to $5 million for patent infringement, $0 to $140 million for merchant matters, and $0 to $5 million for other matters, resulting in a total estimated range of possible losses of $0 to $150 million for all of the matters described above.

The estimated range of reasonably possible losses is based on information currently available and involves elements of judgment and significant uncertainties. As additional information becomes available and the resolution of the uncertainties becomes more apparent, it is possible that actual losses may exceed the high end of the estimated range.
Note 12: Investment in Affiliates

Segment results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

As of June 30, 2017, the Company had one unconsolidated significant subsidiary that was not required to be consolidated, but represents more than 20% of the Company’s pretax income. Summarized unaudited financial information for the affiliate is presented below for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Net operating revenues	$214	$232	$422	$451
Operating expenses	103	94	201	190
Operating income	$111	$138	$221	$261
Net income	$111	$138	$221	$261
FDC equity earnings	38	46	76	89
Note 13: Subsequent Events

Joint Venture
In March 2017, the Company entered into a joint venture agreement with FleetCor Technologies, Inc. (FleetCor), which was expected to offer expanded gift card distribution solutions benefits to customers and other stakeholders. As a result of challenges in obtaining regulatory approval, both companies came to the mutual conclusion that termination of the joint venture agreement was the best course of action. The Company intends to continue to explore partnership opportunities with FleetCor while also growing First Data’s Gift Solutions business.

CardConnect Acquisition

In July 2017, the Company acquired 100% of CardConnect for approximately $779 million in cash, including closing costs of $9 million. The cash consideration was funded by a combination of cash on hand and funds available under existing credit facilities. Of the cash consideration, $200 million was paid to retire CardConnect's outstanding debt and the redemption of CardConnect's preferred stock. CardConnect is an innovative provider of payment processing and technology solutions and is one of the Company's largest distribution partners. The acquisition will be accounted for as a business combination. The transaction is expected to enable the Company to improve its ability to innovate and deliver leading technology-oriented commerce solutions to its customers and partners. CardConnect operations will be reported as part of the Company's Global Business Solutions segment. The Company has not yet completed its accounting to obtain the fair value of the acquired assets and liabilities assumed related to this acquisition in order disclose the purchase price allocation or detailed intangible assets information.

Baltics Divestiture

On July 25, 2017, the Company entered into an agreement to divest all of its businesses in Lithuania, Latvia and Estonia for €73 million (approximately $85 million), subject to closing adjustments. The transaction is expected to close in the third quarter of 2017. The businesses are currently reported within the GFS segment.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Compensation Award

In July 2017, the Company awarded 5 million restricted stock awards to its Chief Executive Officer which vest over seven years, but can be accelerated to five years based on stock price appreciation. The Company also awarded 2 million restricted stock awards to other senior executives, which vest 20% on the first anniversary, 40% on the second anniversary, and the remaining 40% on the third anniversary.

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

Business Trends	2016	2015	2014
Transactions processed(a)	88 billion	79 billion	74 billion
Payment volumes	$1.9 trillion	$1.7 trillion	$1.7 trillion

(a)	2,800, 2,500 and 2,300 per second in 2016, 2015 and 2014, respectively

Our business is characterized by transaction related fees, multi-year contracts, and a diverse client base, which allows us to grow alongside our clients. Our multi-year contracts allow us to achieve a high level of recurring revenues with the same clients. While the contracts typically do not specify fixed revenues to be realized thereunder, they do provide a framework for revenues to be generated based on volume of services provided during such contracts' terms. Our business also generally requires minimal incremental capital expenditures and working capital to support additional revenue within our existing business lines.

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

Currency Impact

Although the majority of our revenue is earned in U.S. dollars, a portion of our revenues and expenses are in foreign currencies. As a result, changes in foreign currencies against the U.S. dollar can impact our results of operations. Additionally, we have intercompany debts in foreign currencies, which impacts our results of operations. In recent periods, the U.S. dollar has appreciated against most foreign currencies, which has negatively impacted our revenues generated in foreign currencies as presented in U.S. dollars in our unaudited consolidated financial statements. We believe the presentation of constant currency provides relevant information and we use this non-GAAP financial measure to, among other things, evaluate our ongoing operations in relation to foreign currency fluctuations. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our related financial results prepared in accordance with GAAP (Generally Accepted Accounting Principles). For additional information on our constant currency calculation, see “Segment Results” within this Form 10-Q.

Interest Expense

As a result of our capital market activities over the past few years, we have lowered the weighted average interest rate of our outstanding borrowings from 5.7% as of June 30, 2016 to 4.7% as of June 30, 2017.

Stock-Based Compensation Expense

Stock-based compensation expense decreased for the six months ended June 30, 2017 compared to the same periods in 2016, as we recognized $52 million in expense in the first quarter of 2016 that was directly associated with our initial public offering as we began recognizing stock-based compensation expense over the respective service period which commenced upon the completion of our initial public offering on October 15, 2015. See note 3 “Stock Compensation Plans” to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information about our stock compensation plans.
Results of Operations
Consolidated results should be read in conjunction with note 5 "Segment Information" to our unaudited consolidated financial statements in Part I of this Form 10-Q, which provides more detailed discussions concerning certain components of our unaudited consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated within the consolidated results.
Overview

Revenue increased 3% to $3.0 billion for the three months ended June 30, 2017, and 2% to $5.8 billion for the six months ended June 30, 2017. Operating profits increased 9% to $469 million for the three months ended June 30, 2017 and 19% to $796 million for the six months ended June 30, 2017. On a constant currency basis, revenue increased 4% and 3% for the three and six months ended June 30, 2017, respectively.

Net income attributable to First Data Corporation improved to $185 million and $221 million for the three and six months ended June 30, 2017, respectively, from the comparable periods in 2016. The chart below reconciles Net income attributable to First Data Corporation for the three and six months ended June 30, 2016 to June 30, 2017:

(in millions)	Three months ended June 30,	Six months ended June 30,
Net income attributable to First Data Corporation ending June 30, 2016	$152	$96
Better (worse):
Stock-based compensation expense	—	50
Interest expense, net	46	75
Total revenues (excluding reimbursable items)	59	71
Depreciation and amortization	1	11
Loss on debt extinguishment	(6)	(16)
Visa Europe share gain on sale - Q2 2016	(29)	(29)
Equity earnings in affiliates	(11)	(20)
Other miscellaneous, net	(27)	(17)
Net income attributable to First Data Corporation ending June 30, 2017	$185	$221
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

•
For significant affiliates, segment revenue and segment EBITDA are reflected based on our proportionate share of the results of our investments in businesses accounted for under the equity method and consolidated subsidiaries with noncontrolling ownership interests. For other affiliates, we include equity earnings in affiliates, excluding amortization expense, in segment revenue and segment EBITDA. In addition, GBS measures reflect revenue-based commission payments to Independent Sales Organizations (ISOs) and non-FDC owned sales channels, which are treated as an expense in the unaudited consolidated statements of operations, as contra revenue.

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

Operating revenues overview

	Three months ended June 30,				Six months ended June 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Consolidated revenues	$3,025	$2,928	3%	4%	$5,826	$5,705	2%	3%
Adjustments:
Non-wholly owned entities	(25)	(20)	25%	NM	(35)	(34)	3%	NM
Independent sales organizations (ISOs) commissions	(161)	(158)	2%	NM	(308)	(321)	(4)%	NM
Reimbursable debit network fees, postage, and other	(990)	(952)	4%	4%	(1,909)	(1,859)	3%	3%
Total segment revenues	$1,849	$1,798	3%	4%	$3,574	$3,491	2%	3%

Segment revenues:
Global Business Solutions	$1,066	$1,037	3%	4%	$2,037	$1,992	2%	3%
Global Financial Solutions	402	395	2%	4%	795	781	2%	5%
Network & Security Solutions	381	366	4%	4%	742	718	3%	3%
NM represents not meaningful

Global Business Solutions segment results
The following table displays total segment revenue for the three and six months ended June 30, 2017 and 2016 by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Revenues:
North America	$826	$815	1%	1%	$1,577	$1,552	2%	2%
EMEA	140	140	—%	6%	267	280	(5)%	2%
APAC	36	41	(12)%	(15)%	70	82	(15)%	(16)%
LATAM	64	41	56%	60%	123	78	58%	56%
Total segment revenue	$1,066	$1,037	3%	4%	$2,037	$1,992	2%	3%
Key indicators:
North America merchant transactions(a)	12,494	11,743	6%		23,977	22,487	7%
International merchant transactions(b)	2,397	1,948	23%		4,624	3,714	25%

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

Global Business Solutions segment revenue for the three and six months ended June 30, 2017 increased 3% and 2% on a reported basis and 4% and 3% on a constant currency basis, respectively, as compared to the same periods in 2016. North America revenue increase was driven by mid-single digit transaction growth, offset by mid-single digit lower blended yield for the three and six months ended June 30, 2017. In addition, North America results were impacted by a change in accounting for Clover hardware sales (effective the first quarter of 2017), which resulted in recognizing new Clover sales when shipped. For the three and six months ended June 30, 2017, the impact of this change was an approximate 200 basis point increase to the North America growth rate as we continue to benefit from amortizing previously deferred Clover revenue. Alliance partner revenues negatively impacted North America results by a low-single digit for the three and six months ended June 30, 2017 primarily due to declines in new leads and net accounts.

Constant currency revenue growth in our LATAM region for the three and six months ended June 30, 2017 was driven by increases in our active base and sales volumes in Brazil of $14 million and $26 million, respectively, and Argentina of $10 million and $15 million, respectively. In addition, constant currency revenue in the APAC region was impacted by $10 million and $20 million for the three and six months ended June 30, 2017, respectively, due to the Australian ATM business disposition at the end of the third quarter of 2016, offset partially by growth in India during 2017. EMEA constant currency revenue increased by 6% for the three months ended June 30, 2017 as a result of $3 million for repricing initiatives and increased transaction volumes. For the six months ended June 30, 2017, the EMEA constant currency revenue growth of 2% was primarily impacted by a non-recurring $10 million benefit in the prior year as result of changes in interchange pricing during the first quarter of 2016.

North America transaction increase for the three and six months ended June 30, 2017, compared to the same period in 2016, was driven by growth in existing clients. International transaction growth for the three and six months ended June 30, 2017 compared to the same periods in 2016 outpaced revenue growth due to new portfolios of existing clients throughout all of our international regions.

Global Financial Solutions segment results
The following table displays total segment revenue for the three and six months ended June 30, 2017 and 2016 by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Revenues:
North America	$233	$236	(1)%	(1)%	$469	$470	—%	—%
EMEA	110	108	2%	10%	211	211	—%	10%
APAC	25	20	25%	24%	48	38	26%	25%
LATAM	34	31	10%	14%	67	62	8%	11%
Total segment revenue	$402	$395	2%	4%	$795	$781	2%	5%
Key indicators:
North America card accounts on file(a)					878	826	6%
International card accounts on file(b)					160	140	14%

(a)	North America card accounts on file reflect the total number of bankcard credit and retail credit accounts as of the end of the periods presented.

(b)	International card accounts on file reflect total bankcard and retail accounts outside the United States and Canada as of the end of the periods presented.

Global Financial Solutions segment revenue for the three and six months ended June 30, 2017 increased 2% on a reported basis and 4% and 5%, respectively, on a constant currency basis compared to the same period in 2016. The North America revenue decline was primarily driven by lower volumes in our plastics business which negatively impacted revenue by $7 million and $13 million for the three and six months ended June 30, 2017, respectively. The plastics business decline was largely attributed to lower Europay, MasterCard and Visa (EMV) volumes. In addition, Canada revenues declined by $3 million and $6 million, for the three and six months ended June 30, 2017, respectively, due to lost business. The declines in plastics and Canada businesses were primarily offset by growth in our credit and retail processing businesses, due primarily to growth from existing customers. Constant currency revenue growth in our international regions was also driven by new business and growth from existing customers in EMEA (primarily the United Kingdom), APAC (primarily Australia) and LATAM (largely Argentina and Colombia). LATAM growth was partially offset by a decrease in VisionPLUS licensing revenues of $5 million as a result of the non-recurrence of a licensing fee resolution from the prior year.

North America card accounts on file increased for the three and six months ended June 30, 2017 compared to the same period in 2016 from growth in existing clients. International accounts on file increased for the three and six months ended June 30, 2017 compared to the same period in 2016 due to new portfolios of existing clients throughout all of our international regions.

Network & Security Solutions segment results
The following table displays total revenue by product for the three and six months ended June 30, 2017 and 2016. Our Network & Security Solutions segment is comprised of more than 95% domestic businesses with no material foreign exchange impact on reported results:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2017	2016	Percent Change	2017	2016	Percent Change
Revenues:
EFT Network	$122	$122	—%	$237	$237	—%
Stored Value Network	93	84	11%	182	169	8%
Security and Fraud	112	109	3%	218	212	3%
Other(a)	54	51	6%	105	100	5%
Segment revenue	$381	$366	4%	$742	$718	3%
Key indicators:
Network transactions (EFT Network and Stored Value)(b)	5,352	4,911	9%	10,466	9,675	8%

(a)	Other is primarily comprised of revenue generated from our Government and Digital Banking businesses.

(b)	Network transactions include the debit issuer processing transactions, STAR Network issuer transactions, Payroll and Gift Solutions and POS transactions.

Network & Security Solutions segment revenue for the three and six months ended June 30, 2017 increased 4% and 3%, respectively, compared to the same periods in 2016 driven by growth within our Stored Value Network, Security and Fraud, and other product categories. EFT Network revenue was flat as transaction growth of 3% was offset by price compression. Stored Value Network revenue increased 11% and 8% driven largely by increased volumes. Security and Fraud revenue increased due to strong growth from our suite of Security products, partially offset by revenue declines within our TeleCheck business of $3 million and $7 million for the three and six months ended June 30, 2017, respectively. Other revenue increased from volume growth within our government business.

Reimbursable debit network fees, postage, and other

Reimbursable debit network fees, postage, and other revenue increased $38 million and $50 million for the three and six months ended June 30, 2017 compared to the same period in 2016 due to transaction and volume growth related to debit network fees of $46 million and $67 million partially offset by lower EMV volumes and blended postage rates in our plastics mailing services.

Operating expenses overview

	Three months ended June 30,				Six months ended June 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Cost of services (exclusive of items shown below)	$691	$698	(1)%	1%	$1,391	$1,429	(3)%	(1)%
Cost of products sold	91	86	6%	6%	171	164	4%	5%
Selling, general, and administrative	518	500	4%	3%	1,043	1,064	(2)%	(2)%
Depreciation and amortization	237	238	—%	—%	465	476	(2)%	(2)%
Other operating expenses	29	24	21%	1%	51	45	13%	2%
Total expenses (excluding reimbursable items)	1,566	1,546	1%	2%	3,121	3,178	(2)%	(1)%
Reimbursable debit network fees, postage, and other	990	952	4%	4%	1,909	1,859	3%	3%
Total expenses	$2,556	$2,498	2%	3%	$5,030	$5,037	—%	—%

Cost of services

	Three months ended June 30,				Six months ended June 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Salaries, wages, and bonus	$361	$365	(1)%		$741	$740	—%
Stock-based compensation(a)	16	23	(30)%		35	72	(51)%
Outside professional services	63	66	(5)%		126	128	(2)%
Software, telecommunication infrastructure, and repairs	99	96	3%		194	196	(1)%
Other	152	148	3%		295	293	1%
Cost of services expense	$691	$698	(1)%	1%	$1,391	$1,429	(3)%	(1)%
(a) $22 million decrease for the six months ended June 30, 2017 impacted by IPO related expense recognized in the first quarter of 2016.

Cost of products sold

Cost of products sold expense increased for the three and six months ended June 30, 2017 compared to the same period in 2016 due to hardware fees, which were impacted by certain changes in accounting for Clover terminals effective January 1, 2017 due to achieving standalone value. See note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information on deferred revenue for Clover terminals. This increase was partially offset by declines in number of hardware units sold, mainly non-Clover units.

Selling, general, and administrative

	Three months ended June 30,				Six months ended June 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Salaries, wages, bonus, and other	$163	$164	(1)%		$339	$342	(1)%
Stock-based compensation(a)	40	33	21%		86	99	(13)%
Independent sales organizations (ISOs) commissions(b)	161	158	2%		308	321	(4)%
Outside professional services (c)	53	40	33%		98	90	9%
Commissions	36	38	(5)%		70	71	(1)%
Other	65	67	(3)%		142	141	1%
Selling, general, and administrative expense	$518	$500	4%	3%	$1,043	$1,064	(2)%	(2)%
(a) $30 million decrease for the six months ended June 30, 2017 impacted by IPO related expense recognized in the first quarter of 2016.
(b) Expense for the three and six months ended June 30, 2017 impacted by the divestiture of the Australian ATM business at the end of the third quarter of 2016.
(c) Increase driven by higher legal fees as a result of business acquisitions completed in 2017

Depreciation and amortization

	Three months ended June 30,			Six months ended June 30,
(in millions)	2017	2016	Percent Change	2017	2016	Percent Change
Depreciation expense	$79	$75	5%	$155	$148	5%
Amortization expense(a)	158	163	(3)%	310	328	(5)%
Depreciation and amortization	$237	$238	—%	$465	$476	(2)%

(a)	Decline driven by a reduction in amortization expense on intangibles arising from the KKR acquisition of First Data.

Other operating expenses, net

	Three months ended June 30,			Six months ended June 30,
(in millions)	2017	2016	Percent Change	2017	2016	Percent Change
Restructuring, net(a)	$16	$24	(33)%	$39	$45	(13)%
Asset impairment	6	—	NM	6	—	NM
Deal integration costs	5	—	NM	5	—	NM
Other	2	—	NM	1	—	NM
Other operating expenses	$29	$24	21%	$51	$45	13%

(a)	Refer to note 8 "Other Operating Expenses" to our unaudited consolidated financial statements in Part I of this Form 10-Q for details regarding other operating expenses.

Reimbursable debit network fees, postage, and other

Reimbursable debit network fees, postage, and other expense increased $38 million and $50 million for the three and six months ended June 30, 2017 compared to the same period in 2016 due to transaction and volume growth related to debit network fees of $46 million and $67 million partially offset by lower EMV volumes and blended postage rates in our plastics mailing services,

Interest expense, net

	Three months ended June 30,			Six months ended June 30,
(in millions)	2017	2016	Percent Change	2017	2016	Percent Change
Interest expense, net	$238	$284	(16)%	$472	$547	(14)%

Interest expense, net decreased for the three and six months ended June 30, 2017, compared to the same period in 2016, due to reduced outstanding debt balances impacted by debt paydowns and lower interest rates resulting from debt exchanges and refinancing. Refer to note 2 "Borrowings" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

Loss on debt extinguishment

	Three months ended June 30,			Six months ended June 30,
(in millions)	2017	2016	Percent Change	2017	2016	Percent Change
Loss on debt extinguishment	$(15)	$(9)	67%	$(71)	$(55)	29%

Refer to note 2 “Borrowings” to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.
Other (expense) income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Gain on Visa Europe share sale	$—	$29	$—	$29
Derivatives losses	—	(1)	$—	$(5)
Non-operating foreign currency (losses) gains	(2)	9	(3)	19
Other miscellaneous expense	—	1	—	1
Other (expense) income	$(2)	$38	$(3)	$44

Gain on Visa Europe share sale for the three and six months ended June 30, 2016 represents the sale of our share in Visa Europe (VE). On June 21, 2016, Visa Inc. (Visa) acquired VE, of which we were a member and shareholder through certain subsidiaries. On June 21, 2016, we received cash of €24.2 million ($27 million equivalent at June 21, 2016) and Visa preferred stock which is convertible into Visa common shares. We will also receive a deferred payment three years after the closing date of the acquisition, valued at approximately €2.3 million ($2.6 million equivalent at June 21, 2016).  As of June 21, 2016, the Class A common stock equivalent of the preferred stock was approximately $19 million. However, the preferred shares have been assigned a value of zero based on transfer restrictions and Visa's ability to adjust the conversion ratio dependent on the outcome of existing and potential litigations in the VE territory over the next 12 years.

Derivative losses for the three and six months ended June 30, 2016 were driven by fair value adjustments on our non-designated interest rate contracts. Our variable to fixed interest rate swaps matured in September 2016 which were replaced with interest rate collar contracts which are designated as hedges with the fair market value adjustment, to the extent the hedges are effective, recognized through accumulated other comprehensive income. See note 10 "Derivative Financial Instruments" to our unaudited financial statements in Part I of this Form 10-Q for additional information on our derivative contracts.

Non-operating foreign currency (losses) gains for the three and six months ended June 30, 2017 and 2016 were driven by revaluations on intercompany loans as the fluctuations are in line with lower interest rate volatility during 2017.

Income taxes

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Income tax expense	$28	$28	$40	$33
Effective income tax rate	10%	12%	11%	14%

The effective tax rate for the three and six months ended June 30, 2017 and 2016 were different from the statutory rate as a result of recording tax expense on our foreign earnings, but not on our domestic earnings, as a result of the valuation allowance recorded in the U.S. Our tax expense in all periods was also impacted by us not recording tax expense on noncontrolling interests from pass through entities. In addition, the three and six months ended June 30, 2017 included a $10 million benefit associated with the release of a valuation allowance as a result of the deferred tax liabilities recorded with the purchase of Acculynk.

Our liability for unrecognized tax benefits was approximately $241 million as of June 30, 2017. We anticipate it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $122 million over the next twelve months beginning June 30, 2017 as the result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

We establish a valuation allowance against our deferred tax assets when, based upon the weight of all available evidence, we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this determination, we have considered the relative impact of all of the available positive and negative evidence regarding future sources of taxable income and tax planning strategies. In the U.S. jurisdiction, we are in a three-year cumulative loss position, which is significant negative evidence, outweighing the positive evidence in the form of reversing temporary differences and projections of future income. We will continue to evaluate future financial performance both to determine whether we remain in a three-year cumulative loss position and to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of the valuation allowance. If projections of future sustained profitability continue, we anticipate that it is reasonably possible that we may reverse substantially all of the valuation allowance in the U.S. jurisdiction as early as the end of 2017. As of December 31, 2016, the U.S. jurisdiction valuation allowance balance was $1.2 billion.

Following the original establishment of the U.S. jurisdiction deferred tax valuation allowance in 2012, we have regularly experienced substantial volatility in our effective tax rate in interim periods and across years. The interim and full year volatility is likely to continue in the future periods until the deferred tax valuation allowances can be released.

Equity earnings in affiliates

	Three months ended June 30,			Six months ended June 30,
(in millions)	2017	2016	Percent Change	2017	2016	Percent Change
Equity earnings in affiliates	$57	$68	(16)%	$112	$132	(15)%

Equity earnings in affiliates relate to the earnings of our merchant alliance partnerships and decreased for the three and six months ended June 30, 2017 compared to the same period in 2016 due to a decline in our North America joint venture partners mainly due to declines in new business.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Three months ended June 30,			Six months ended June 30,
(in millions)	2017	2016	Percent Change	2017	2016	Percent Change
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	$58	$63	(8)%	$101	$113	(11)%

Net income attributable to noncontrolling interests and redeemable noncontrolling interest relate to the interest of our merchant partners in our consolidated merchant alliances and decreased for the three and six months ended June 30, 2017 compared to the same period in 2016 driven by significant revenue deterioration within our consolidated joint ventures.
Segment EBITDA Overview
The following table displays Segment EBITDA by segment for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Segment EBITDA:
Global Business Solutions	$483	$448	8%	9%	$865	$824	5%	6%
Global Financial Solutions	167	160	4%	7%	322	315	2%	5%
Network & Security Solutions	180	166	8%	8%	336	317	6%	6%
Corporate	(44)	(28)	57%	57%	(86)	(74)	16%	16%
Total Segment EBITDA (Non-GAAP)	$786	$746	5%	7%	$1,437	$1,382	4%	5%

The following table displays Segment EBITDA margin by segment for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,				Six months ended June 30,
	2017	2016	Change		2017	2016	Change
Segment EBITDA Margin:
Global Business Solutions	45.3%	43.2%	210	bps	42.5%	41.4%	110	bps
Global Financial Solutions	41.5%	40.5%	100	bps	40.5%	40.3%	20	bps
Network & Security Solutions	47.2%	45.4%	180	bps	45.3%	44.2%	110	bps
Total Segment EBITDA Margin (Non-GAAP)	42.5%	41.5%	100	bps	40.2%	39.6%	60	bps

Global Business Solutions

Global Business Solutions Segment EBITDA for the three months ended June 30, 2017 increased 8% and 9%, respectively, on a reported and constant currency basis compared to the same period in 2016 due to the impact of the revenue items noted within "Global Business Solutions segment results" and increased operational efficiencies. Expenses increased by 1% on a constant currency basis. Currency translation negatively impacted segment adjusted EBITDA by approximately $4 million compared to the prior period.

Global Business Solutions Segment EBITDA for the six months ended June 30, 2017 increased 5% and 6%, respectively, on a reported and constant currency basis compared to the same period in 2016 due to the impact of the revenue items noted within "Global Business Solutions segment results" above along with the impact of the Peso devaluation in the prior year. Currency translation negatively impacted segment adjusted EBITDA by approximately $8 million compared to the prior period.

Global Financial Solutions

Global Financial Solutions Segment EBITDA for the three months ended June 30, 2017 increased 4% and 7%, respectively, on a reported and constant currency basis compared to the same period in 2016 due to the impact of the revenue items noted within "Global Financial Solutions segment results" above. Expenses remained flat on a reported basis primarily due to cost management initiatives in 2017. Currency translation negatively impacted segment adjusted EBITDA by approximately $5 million compared to the prior period.

Global Financial Solutions Segment EBITDA for the six months ended June 30, 2017 increased 2% and 5%, respectively, on a reported and constant currency basis compared to the same period in 2016 due to the impact of the revenue items noted within "Global Financial Solutions segment results" above. Currency translation negatively impacted segment adjusted EBITDA by approximately $10 million compared to the prior period.

Network & Security Solutions

Network & Security Solutions Segment EBITDA increased 8% and 6%, respectively, for the three and six months ended June 30, 2017, compared to the same periods in 2016 due to the revenue items noted within "Network & Security Solutions segment results" above. Expenses increased 1% for both the three and six months ended June 30, 2017 largely driven by revenue growth related expenses.

Corporate

Corporate Segment EBITDA expense increased 57% and 16%, respectively, for the three and six months ended June 30, 2017, compared to the same periods in 2016 driven by an increase in legal and consulting fees from recent acquisitions.
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

The following table reconciles the reported Net income attributable to First Data Corporation presented in accordance with GAAP to the non-GAAP financial measure of adjusted net income for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Net income attributable to First Data Corporation	$185	$152	22%	$221	$96	130%
Adjustments:
Stock-based compensation	56	56	—%	121	171	(29)%
Loss on debt extinguishment(a)	15	9	67%	71	55	29%
Mark-to-market adjustment for derivatives(b)	—	1	(100)%	—	5	(100)%
Amortization of acquisition intangibles and deferred financing costs(c)	94	106	(11)%	189	214	(12)%
Visa Europe settlement gain	—	(29)	(100)%	—	(29)	(100)%
Restructuring	16	24	(33)%	39	45	(13)%
Intercompany foreign exchange gain (loss)	3	(10)	(130)%	4	(19)	(121)%
Fees paid on debt modification	9	18	(50)%	9	18	(50)%
Impairment, litigation, and other(d)	9	2	350%	8	7	14%
Income tax on above items and discrete tax items(e)	(9)	(6)	50%	(26)	(20)	30%
Adjusted net income attributable to First Data Corporation	$378	$323	17%	$636	$543	17%
NM represents not meaningful

(a)	Represents costs associated with debt refinancing on extinguished debt.

(b)	Represents mark-to-market activity related to our undesignated hedges.

(c)
Represents amortization of intangibles established in connection with the 2007 Merger and acquisitions we have made since 2007, excluding the percentage of our consolidated amortization of acquisition intangibles related to non-wholly owned consolidated alliances equal to the portion of such alliances owned by our alliance partners. This line also includes amortization related to deferred financing costs of $4 million and $5 million for the three months ended June 30, 2017 and 2016, respectively, and $8 million for the six months ended June 30, 2017 and 2016.

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

Adjusted net income for the three and six months ended June 30, 2017 and 2016 improved due to better operating performance and lower interest expense, partially offset by a growth in fixed asset and capital lease depreciation.
Liquidity and Capital Resources

Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility and receivable securitization facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the ongoing needs of the business. To the extent future cash flows exceed the ongoing needs of the business, we may use a portion of the excess cash to reduce our debt balances.

Over the past few years, we completed various amendments and modifications to certain of our debt agreements in an effort to extend our debt maturities and lower interest rates. Furthermore, we have used excess cash generated by the business to pay down certain tranches of debt. Our current level of debt may limit our ability to get additional funding at our current funding rate beyond our revolving credit facility and receivable securitization facility if needed. Details regarding our debt structure are provided in note 2 "Borrowings" to our unaudited financial statements in Part I of this Form 10-Q and in note 2 "Borrowings" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2016.

In July 2017, the Company acquired 100% of CardConnect for approximately $779 million in cash, including closing costs of $9 million. The purchase price was paid through a combination of cash and funds available under existing credit facilities of $340 million and $439 million, respectively. Of the cash consideration, $200 million was paid to retire CardConnect's outstanding debt and the redemption of CardConnect's preferred stock.

Total borrowings and net debt

The chart below shows the net debt balances as of June 30, 2017 and December 31, 2016. Net debt is a non-GAAP measure defined as total long-term borrowings plus short-term and current portion of long-term borrowings at par value excluding lines of credit used for settlement purposes less cash and cash equivalents. We believe that net debt provides additional insight on the level and management of leverage. Net debt is not, and should not be viewed as, a substitute for total outstanding GAAP borrowings.

	As of	As of
(in millions)	June 30, 2017	December 31, 2016
Total long-term borrowings	$18,033	$18,131
Total short-term and current portion of long-term borrowings	274	358
Total borrowings	18,307	18,489
Unamortized discount and unamortized deferred financing costs	147	156
Total borrowings at par	18,454	18,645
Less: settlement lines of credit and other arrangements	(89)	(84)
Gross debt excluding settlement lines of credit and other arrangements	18,365	18,561
Less: cash and cash equivalents	(493)	(385)
Net debt	$17,872	$18,176

Credit ratings

As of August 7, 2017, our long-term corporate family rating from Moody’s was B1 (outlook stable). The long-term local issuer credit rating from Standard and Poor’s was B+ (stable). The long-term issuer default rating from Fitch was B+ (positive). A decrease in our credit ratings could affect our ability to access future financing at current funding rates, which could result in increased interest expense in the future.

Cash and cash equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of June 30, 2017 and December 31, 2016, we held $493 million and $385 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by two of our domestic entities that are not available to fund operations outside of those entities. As of June 30, 2017 and December 31, 2016, the cash and cash equivalents held by these entities totaled $139 million and $102 million, respectively. Cash and cash equivalents will only be available to the Company from these entities by declaration of a dividend by the Board of Directors. One of these entities is subject to regulatory capital requirements and must be satisfied before a dividend may be declared. All other domestic cash balances, to the extent available, are used to fund our short-term liquidity needs.

Cash and cash equivalents include amounts held outside of the U.S., totaling $281 million and $271 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, there was approximately $216 million and $206 million, respectively, of cash and cash equivalents held by our international subsidiaries that was unavailable for U.S. general corporate purposes in the near term. A consolidated foreign joint venture held $143 million and $134 million in cash and cash equivalents as of June 30, 2017 and December 31, 2016, respectively. In order for this cash and cash equivalents to be available for general corporate purposes, we would need the joint venture's Board of Directors to authorize a distribution. In addition as of June 30, 2017 and December 31, 2016, $7 million and $10 million, respectively, of the remaining unavailable cash and cash equivalents in our international subsidiaries is held in countries that have currency controls and $66 million and $62 million, respectively, is retained within our international subsidiaries for their local operating requirements.

We plan to fund any international cash needs throughout the remainder of 2017 through cash flow from operations and cash held by our international entities, but if necessary, could fund such needs using cash from U.S. entities, subject to satisfying debt covenant restrictions.

Cash flows

	Six months ended June 30,
Source/(use) (in millions)	2017	2016
Net cash provided by operating activities	$1,001	$908
Net cash used in investing activities	(239)	(210)
Net cash used in financing activities	(662)	(823)

Cash flows from operating activities
The chart below reconciles the change in operating cash flows for the six months ended June 30, 2016 to June 30, 2017:

Source/(use) (in millions)	Six months ended June 30, 2017
Net cash provided by operating activities, previous period	$908
Increases (decreases) in:
Net income, excluding other operating expenses and other income (expense)(a)	141
Depreciation and amortization	(2)
Working capital	(46)
Net cash provided by operating activities, end of period	$1,001

(a)	Excludes loss on debt extinguishment, stock-based compensation expense, and other non-cash items.
Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of our working capital requirements.
Our operating cash flow is significantly impacted by our level of debt. Approximately $453 million and $480 million in cash interest was paid during the six months ended June 30, 2017 and 2016, respectively. The decrease in cash interest for the six months ended June 30, 2017 compared to the same period in 2016 is due primarily to lower principal outstanding on long-term debt of $783 million and lower rates of approximately 100 basis points, partially offset by the timing of bond coupon payments in the previous year.
Refer to "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a detailed discussion on how a 100 basis point increase in the applicable London Interbank Offered Rate (LIBOR) index on an annualized basis would impact our annual interest expense.

For the six months ended June 30, 2017 compared to the same period in 2016, net income, excluding other operating expenses and other income (expense) increased due to the items noted previously within "Results of Operations." Working capital deteriorated $37 million from the timing of interest payments. Inventories decreased working capital by $41 million resulting primarily from an inventory management initiative in the prior year. This deterioration was partially offset by improvements in accounts receivable driven by the collection of outstanding balances for weekend activity held at the end of 2016. Based on calendar timing, a negative impact to working capital could occur at year-end.

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

The chart below reconciles cash flow from operations to free cash flow for the six months ended June 30, 2017 and 2016.

	Six months ended June 30,
Source/(use) (in millions)	2017	2016	Change
Net cash provided by operating activities	$1,001	$908	$93
Capital expenditures	(256)	(232)	(24)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest and other	(36)	(157)	121
Free cash flow	$709	$519	$190
For the six months ended June 30, 2017, net cash provided by operating activities increased due to the items noted previously. "Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest and other" decreased due to$90 million received from the maturity of three net investment hedges, lower noncontrolling interest earnings, and the timing of distributions.
Cash flows from investing activities

Net cash used in investing activities increased for the six months ended June 30, 2017 compared to the same period in 2016 due to $85 million of cash paid for the acquisition of Acculynk and an increase in cash outlays for software and technology. These items were partially offset by $90 million of proceeds from the maturity of three net investment hedges.
Cash flows from financing activities

Net cash used in financing activities decreased for the six months ended June 30, 2017 compared to the same period in 2016 due to a $523 million decrease in principal payments on long-term debt, net of proceeds from new debt issuances. The decrease was partially offset by a $367 million reduction in net cash transfers on our receivable securitization facility.

Senior secured revolving credit facility

As of June 30, 2017, our senior secured revolving credit facility had commitments from financial institutions to provide $1.25 billion of credit. The revolving credit facility matures on June 2, 2020. Besides the letters of credit discussed below, we had no balances outstanding against this facility as of June 30, 2017 or December 31, 2016. As of June 30, 2017, $1.2 billion remained available under the facility. Excluding the letters of credit, the maximum amount outstanding against this facility during the six months ended June 30, 2017 was approximately $155 million while the average amount outstanding during the six months ended June 30, 2017 was approximately $6 million.

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

Receivable securitization agreement

As of June 30, 2017, we did not have any outstanding borrowings under our receivable securitization facility. As of December 31, 2016, we had $160 million of outstanding borrowings and $312 million of pledged receivables under our receivable securitization facility. During the second quarter of 2017, the maximum borrowing capacity allowed under the receivable securitization agreement was increased to $600 million. For additional information regarding our receivable securitization agreement, refer to note 2 "Borrowings" to our unaudited consolidated financial statements in Part I of this Form 10-Q.

Letters, lines of credit, and other

	Total Available(a)		Total Outstanding
(in millions)	As of June 30, 2017	As of December 31, 2016	As of June 30, 2017	As of December 31, 2016
Letters of credit(b)	$250	$250	$44	$41
Lines of credit and other(c)	317	489	89	84

(a)	Total available without giving effect to amounts outstanding.

(b)
Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The largest amount of letters of credit outstanding was approximately $44 million during the six months ended June 30, 2017. All letters of credit expire on or prior to June 30, 2018 with a one-year renewal option. We expect to renew most of the letters of credit prior to expiration.

(c)
As of June 30, 2017, represents $297 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity. We cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, we had borrowings outstanding against them.

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
The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior notes, and senior subordinated notes. As of June 30, 2017, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $12.2 billion, Covenant EBITDA of $3.4 billion and a Ratio of 3.57 to 1.00.

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

The calculation of Covenant EBITDA under our senior secured facilities was as follows:

(in millions)	Last twelve months ended June 30, 2017
Net income attributable to First Data Corporation	$545
Interest expense, net	993
Income tax expense	88
Depreciation and amortization	1,059
EBITDA	2,685

Loss on debt extinguishment	86
Stock-based compensation	213
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	228
Projected near-term cost savings and revenue enhancements (1)	89
Restructuring, net	43
Non-operating foreign currency losses	4
Investment gains	(6)
Equity entities taxes, depreciation and amortization (2)	13
Divestitures, net (3)	34
Other (4)	38
Covenant EBITDA	$3,427

(1)
Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives. We may not realize the anticipated cost savings pursuant to our anticipated timetable or at all.

(2)	Represents our proportional share of income taxes, depreciation, and amortization on equity method investments.

(3)
Reflects loss on divestiture of Australian ATM business reflected within "Other income" in the consolidated statements of operations in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2016.

(4)	Includes items such as pension losses, litigation and regulatory settlements, impairments, and other as applicable to the period presented.
Off-Balance Sheet Arrangements

During the six months ended June 30, 2017, there were no material changes in off-balance sheet arrangements from those reported as of December 31, 2016 in our Annual Report on Form 10-K for the year ended December 31, 2016.
Contractual Obligations

During the six months ended June 30, 2017, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 31, 2016 in our Annual Report on Form 10-K for the year ended December 31, 2016.
Critical Accounting Policies

Our critical accounting policies have not changed from those reported as of December 31, 2016 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.
New Accounting Guidance

Refer to note 1 “Basis of Presentation and Summary of Significant Accounting Policies” in our unaudited consolidated financial statements in Part I of this Form 10-Q for new accounting guidance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our assets include cash equivalents as well as both fixed and floating rate interest-bearing securities. These investments arise primarily from settlement funds held by us pending settlement.

Our interest rate-sensitive liabilities are our debt instruments. Our senior secured term loan facilities are subject to variable interest rates. As of June 30, 2017, we have variable to fixed interest rate collar contracts on $4.3 billion of our $9.2 billion variable rate debt, of which $1.5 billion expires in September 2017, $1.5 billion expires in September 2018, and the remaining $1.3 billion expires in January 2019. The interest rate collar contracts mitigate exposure to interest rate fluctuations, but are subject to contractual ceilings and floors. The interest rate collar contracts provide for interest rate protection if one month LIBOR rises above 150 basis points.

Based on the June 30, 2017 balances, a 100 basis point increase in short-term interest rates on an annualized basis compared to the interest rates as of June 30, 2017, which for the one month LIBOR was 1.2239%, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of $57 million. This decrease is due to a $69 million increase in interest expense related to our balance of variable interest rate debt, net of interest rate collar contracts partially offset by a $13 million increase in interest income primarily on settlement assets. A decrease in interest rates would result in an increase to pretax income. Actual interest rates could change significantly more than 100 basis points. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

We are exposed to changes in currency rates as a result of our investments in foreign operations and revenues and expenses generated in currencies other than the U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Refer to note 10 "Derivative Financial Instruments" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information regarding the changes in foreign currency exchange rates.

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in an increase to pretax income of approximately $22 million. This increase results from a $22 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the twelve months preceding June 30, 2017. There is inherent limitation in the sensitivity analysis presented, primarily due to the assumption that foreign exchange movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2017. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report or, where indicated, were filed and are incorporated by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
4.1	2017 June Joinder Agreement, dated as of June 14, 2017, among the Company, certain of its subsidiaries, each lender party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, Exhibit A — Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	6/14/2017
10.1	Second Amendment to the Receivables Financing Agreement, dated as of June 28, 2017, to the Receivables Financing Agreement, dated December 31, 2015 between First Data Corporation, First Data Receivables, LLC, PNC Bank, National Association, and the persons from time to time party thereto as Lenders and Group Agents	8-K	1-11073	10.1	7/6/2017
10.2
Second Amendment to the Transfer and Contribution Agreement, dated as of June 28, 2017, to the Transfer and Contribution Agreement, dated December 31, 2015 between First Data Corporation, First Data Receivables, LLC, First Data Resources, LLC, Remitco LLC, Instant Cash Services, LLC, First Data Government Solutions, Inc., First Data Government Solutions, LP, Star Networks, Inc., Star Processing, Inc., First Data Hardware Services Inc., TeleCheck Services, Inc., Star Systems Assets, Inc., First Data Merchant Services, LLC, Unified Merchant Services, Ignite Payments, LLC, First Data Merchant Services Southeast, L.L.C., First Data Merchant Services Northeast, LLC, FDS Holdings, Inc., New Payment Services, Inc., National Payment Systems Inc., CTS Holdings, LLC, Concord Payment Services, Inc., ValueLink LLC and PNC Bank, National Association
		8-K	1-11073	10.2	7/6/2017
10.3 *	Description of Compensation of Directors	8-K	1-11073	10.1	7/24/2017
31.1 (1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date:	August 7, 2017	By	/s/ Himanshu A. Patel
Himanshu A. Patel
Executive Vice President, Chief Financial Officer
(principal financial officer)

Date:	August 7, 2017	By	/s/ Matthew Cagwin
Matthew Cagwin
Senior Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)