Form 10-Q
period 2017-09-30
FIRST DATA CORP
filed 2017-10-30
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at September 30, 2017
Class A Common Stock, $0.01 par value per share	480,402,599 shares
Class B Common Stock, $0.01 par value per share	443,064,055 shares

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

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Revenues:
Transaction and processing service fees(a)	$1,733	$1,693	$4,982	$4,953
Product sales and other(a)	348	307	1,016	893
Total revenues (excluding reimbursable items)	2,081	2,000	5,998	5,846
Reimbursable debit network fees, postage, and other	995	936	2,904	2,795
Total revenues	3,076	2,936	8,902	8,641
Expenses:
Cost of services (exclusive of items shown below)	698	711	2,089	2,140
Cost of products sold	96	87	267	251
Selling, general, and administrative	564	499	1,607	1,563
Depreciation and amortization	248	237	713	713
Other operating expenses	57	12	108	57
Total expenses (excluding reimbursable items)	1,663	1,546	4,784	4,724
Reimbursable debit network fees, postage, and other	995	936	2,904	2,795
Total expenses	2,658	2,482	7,688	7,519
Operating profit	418	454	1,214	1,122
Interest expense, net	(234)	(263)	(706)	(810)
Loss on debt extinguishment	(1)	(3)	(72)	(58)
Other (expense) income	(4)	(30)	(7)	14
Income before income taxes and equity earnings in affiliates	179	158	429	268
Income tax (benefit) expense	(106)	24	(66)	57
Equity earnings in affiliates	55	66	167	198
Net income	340	200	662	409
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	44	68	145	181
Net income attributable to First Data Corporation	$296	$132	$517	$228

Net income attributable to First Data Corporation per share:
Basic	$0.32	$0.15	$0.57	$0.25
Diluted	$0.31	$0.14	$0.55	$0.25

Weighted-average common shares outstanding:
Basic	918	905	915	900
Diluted	944	923	938	918

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $56 million and $162 million for the three and nine months ended September 30, 2017, respectively, and $52 million and $150 million for the comparable periods in 2016.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Net income	$340	$200	$662	$409
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	105	61	213	(44)
Pension liability adjustments	—	—	19	—
Derivative instruments	1	—	—	—
Total other comprehensive income (loss), net of tax	106	61	232	(44)
Comprehensive income	446	261	894	365
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	50	69	158	183
Comprehensive income attributable to First Data Corporation	$396	$192	$736	$182

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions, except par value)	As of September 30, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$502	$385
Accounts receivable, net of allowance for doubtful accounts of $45 and $74	1,910	1,877
Settlement assets	15,139	14,795
Prepaid expenses and other current assets	335	360
Total current assets	17,886	17,417
Property and equipment, net of accumulated depreciation of $1,595 and $1,416	911	883
Goodwill	17,371	16,696
Customer relationships, net of accumulated amortization of $5,954 and $5,660	1,876	1,739
Other intangibles, net of accumulated amortization of $2,611 and $2,365	1,913	1,800
Investment in affiliates	965	988
Other long-term assets	723	769
Total assets	$41,645	$40,292
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,552	$1,564
Short-term and current portion of long-term borrowings	854	358
Settlement obligations	15,139	14,795
Total current liabilities	17,545	16,717
Long-term borrowings	17,795	18,131
Deferred tax liabilities	412	409
Other long-term liabilities	857	831
Total liabilities	36,609	36,088
Commitments and contingencies (See note 11)
Redeemable noncontrolling interest	72	73
First Data Corporation stockholders' equity:
Class A Common stock, $0.01 par value; 1,600 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 490 shares and 372 shares issued as of September 30, 2017 and December 31, 2016, respectively; and 480 shares and 367 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	5	4
Class B Common stock, $0.01 par value; 625 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 443 shares and 544 shares issued and outstanding as of September 30, 2017 and December 31, 2016	4	5
Preferred stock, $0.01 par value; 100 shares authorized as of September 30, 2017 and December 31, 2016, respectively; no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Class A Treasury stock, at cost, 10 shares and 5 shares as of September 30, 2017 and December 31, 2016, respectively	(139)	(61)
Additional paid-in capital	13,430	13,210
Accumulated loss	(10,095)	(10,612)
Accumulated other comprehensive loss	(1,107)	(1,326)
Total First Data Corporation stockholders' equity	2,098	1,220
Noncontrolling interests	2,866	2,911
Total equity	4,964	4,131
Total liabilities and equity	$41,645	$40,292
 See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$662	$409
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	806	793
Charges related to other operating expenses and other income	115	43
Loss on debt extinguishment	72	58
Stock-based compensation expense	183	214
Other non-cash and non-operating items, net	36	30
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	60	115
Other assets, current and long-term	8	20
Accounts payable and other liabilities, current and long-term	(186)	5
Income tax accounts	(174)	(27)
Net cash provided by operating activities	1,582	1,660
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(198)	(168)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(192)	(183)
Acquisitions, net of cash acquired	(848)	(6)
Proceeds from dispositions	88	—
Proceeds from the maturity of net investment hedges	90	—
Other investing activities, net	3	19
Net cash used in investing activities	(1,057)	(338)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	415	234
Proceeds from issuance of long-term debt	3,548	2,377
Payment of call premiums and debt issuance cost	(63)	(52)
Principal payments on long-term debt	(4,063)	(3,544)
Payment of taxes related to settlement of equity awards	(87)	(59)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(203)	(240)
Other financing activities, net	43	26
Net cash used in financing activities	(410)	(1,258)
Effect of exchange rate changes on cash and cash equivalents	2	(18)
Change in cash and cash equivalents	117	46
Cash and cash equivalents at beginning of period	385	429
Cash and cash equivalents at end of period	$502	$475
NON-CASH TRANSACTIONS
Capital leases, net of trade-ins	$57	$119
Other financing arrangements	$102	$42

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Stockholders
	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
(in millions)	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2016	367	$4	544	$5	5	$(61)	$13,210	$(10,612)	$(1,326)	$2,911	$4,131
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(179)	(179)
Net income(b)	—	—	—	—	—	—	—	517	—	121	638
Other comprehensive income	—	—	—	—	—	—	—	—	219	13	232
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	1	—	—	—	1
Stock compensation expense	—	—	—	—	—	—	183	—	—	—	183
Stock activity under stock compensation plans	11	—	1	—	5	(78)	36	—	—	—	(42)
Conversion of common stock	102	1	(102)	(1)	—	—	—	—	—	—	—
Balance, September 30, 2017	480	$5	443	$4	10	$(139)	$13,430	$(10,095)	$(1,107)	$2,866	$4,964

	First Data Corporation Stockholders
	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
(in millions)	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2015	180	$2	719	$7	—	$—	$12,910	$(11,032)	$(1,219)	$2,992	$3,660
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(215)	(215)
Net income (b)	—	—	—	—	—	—	—	228	—	156	384
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(46)	2	(44)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	4	—	—	—	4
Stock compensation expense	—	—	—	—	—	—	214	—	—	—	214
Stock activity under stock compensation plans and other	173	2	(161)	(2)	5	(58)	28	—	—	—	(30)
Balance, September 30, 2016	353	$4	558	$5	5	$(58)	$13,156	$(10,804)	$(1,265)	$2,935	$3,973

(a)
The total distribution presented in the unaudited consolidated statements of equity for the nine months ended September 30, 2017 and 2016 excludes $24 million and $25 million, respectively, in distributions paid to redeemable noncontrolling interest not included in equity.

(b)
The total net income presented in the unaudited consolidated statements of equity for the nine months ended September 30, 2017 and 2016 is $24 million and $25 million lower, respectively, than the amounts presented in the unaudited consolidated statements of operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Business Description

First Data Corporation ("FDC" or "the Company") is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers. The Company provides merchant transaction processing and acquiring; credit, retail, and debit card issuing and processing; prepaid and payroll services; check verification; settlement and guarantee services; statement printing and remittance services; as well as solutions to help clients grow their businesses including the Company's Clover line of payment solutions and related applications.

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

Presentation

Depreciation and amortization, presented as a separate line item on the Company’s unaudited consolidated statements of operations, does not include amortization of initial payments for new contracts which is recorded as contra-revenue within “Transaction and processing service fees.” Also not included is amortization related to equity method investments which is netted within “Equity earnings in affiliates.” The following table presents the amounts associated with such amortization for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Amortization of initial payments for new contracts	$20	$16	$58	$47
Amortization related to equity method investments	12	12	35	33

Revenue Recognition

Interchange fees and assessments charged by issuing bank and credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit and PINless-debit transactions charged by debit networks were as follows for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Interchange fees and assessments	$6,598	$6,184	$19,229	$17,406
Debit network fees	820	753	2,384	2,255

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred Revenue

The Company records deferred revenue when it receives payments or invoices in advance of the delivery of products or the performance of services. The deferred revenue is recognized when underlying performance obligations are achieved. As of September 30, 2017 and December 31, 2016, current deferred revenue included within "Accounts payable and accrued liabilities" in the Company's unaudited consolidated balance sheets was $154 million and $149 million, respectively. As of September 30, 2017 and December 31, 2016, noncurrent deferred revenue included within "Other long-term liabilities" in the Company's unaudited consolidated balance sheets was $177 million and $184 million, respectively.

In January 2017, the Company determined that standalone value had been achieved for its Clover terminal devices, principally because a secondary market had been established. The Company accounted for the change on a prospective basis. Beginning January 1, 2017, the Company recognized revenue on sales of Clover terminal devices upon delivery, while Clover terminal devices sold prior to January 1, 2017 continued to be deferred over the term of the respective processing agreement. As of September 30, 2017, $51 million of the Company's deferred revenue represented sales of Clover terminal devices which did not have standalone value prior to the change in accounting.

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

•
Phase II further determines the impact of the adoption of the New Revenue Standard and includes activities such as validating and concluding on potential accounting guidance gaps from Phase I, quantifying the effects the New Revenue Standard will have on its consolidated financial statements, identifying and documenting changes to its accounting policies, assessing disclosures as required by the New Revenue Standard, and identifying and addressing the impact the New Revenue Standard will have on business processes, systems and internal controls to support the recognition and disclosure requirements. The Company has substantially completed its efforts as part of Phase II.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Phase III will complete the Company’s adoption and implementation of the New Revenue Standard and will include activities such as running parallel reporting for impacted areas under the New and Current Revenue Standard (ASC 605), recording the accounting adjustments that were identified in Phase II, evaluating and testing modified and newly implemented internal controls over the New Revenue Standard, and revising the Company’s financial statement disclosures. The Company has commenced Phase III.

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
Pension Costs

In March 2017, the FASB issued guidance that requires employers that sponsor defined benefit plans for pensions and/or other post-retirement benefits to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company plans to adopt the guidance on January 1, 2018. Upon adoption, the guidance requires changes to the presentation of the income statement to be applied retrospectively. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.
Derivatives and Hedging

In August 2017, the FASB issued guidance to simplify the current application of hedge accounting. This standard is intended to better align a company’s risk management strategies and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and more accurately presenting the economic effects in the

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial statements. In addition, the new guidance establishes flexibility in the requirements to qualify and maintain hedge accounting. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods therein, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations or cash flows.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2: Borrowings

(in millions)	As of September 30, 2017	As of December 31, 2016
Short-term borrowings:
Foreign lines of credit and other arrangements	$79	$84
Receivable securitized loan at LIBOR plus 150 basis points or a base rate equal to the highest of (i) the applicable lender's prime rate, or (ii) the federal funds rate plus 0.50%	589	160
Unamortized deferred financing costs(a)	(4)	(2)
Total short-term borrowings	664	242
Current portion of long-term borrowings:
Senior secured term loan facility due June 2020 at LIBOR plus 2.0% or a base rate plus 1.0%(f)	65	—
Other arrangements and capital lease obligations	125	116
Total current portion of long-term borrowings	190	116
Total short-term and current portion of long-term borrowings	854	358
Long-term borrowings:
Senior secured term loan facility due March 2021 at LIBOR and euro LIBOR plus 3.0% or, solely with respect to U.S. dollar-denominated term loans, a base rate plus 2.0% (d), (e)	—	4,379
Senior secured term loan facility due July 2022 at LIBOR plus 3.0% or a base rate plus 2.0%, or solely with respect to euro-denominated term loans, euro LIBOR plus 3.25% (e)	—	3,583
Senior secured term loan facility due April 2024 at LIBOR plus 2.5% or a base rate plus 1.5%	4,017	—
Senior secured term loan facility due July 2022 at LIBOR plus 2.25% or a base rate plus 1.25%	3,758	—
Senior secured term loan facility due June 2020 at LIBOR plus 2.0% or a base rate plus 1.0%(f)	1,186	—
6.75% Senior secured first lien notes due 2020(f)	—	1,398
5.375% Senior secured first lien notes due 2023	1,210	1,210
5.0% Senior secured first lien notes due 2024	1,900	1,900
5.75% Senior secured second lien notes due 2024	2,200	2,200
7.0% Senior unsecured notes due 2023	3,400	3,400
Unamortized discount and unamortized deferred financing costs(a)	(136)	(154)
Other arrangements and capital lease obligations	260	215
Total long-term borrowings(b)	17,795	18,131
Total borrowings(c)	$18,649	$18,489

(a)
Unamortized deferred financing costs and certain lenders' fees associated with debt transactions were capitalized as discounts are amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the respective debt.

(b)
As of September 30, 2017 and December 31, 2016, the fair value of the Company's long-term borrowings was $18.4 billion and $18.8 billion, respectively. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.

(c)	The effective interest rate is not substantially different than the coupon rate on any of the Company's debt tranches.

(d)
The U.S. dollar denominated portion of the Senior secured term loan facility maturing March 2021was refinanced on April 26, 2017. In connection with this transaction, the Company expensed $6 million in loss on debt extinguishment and $5 million in debt issuance costs.

(e)
The U.S. dollar denominated portion of the Senior secured term loan facility maturing July 2022 was refinanced on June 14, 2017. Additionally, the March 2021 and July 2022 Euro term loans were both paid off on June 14, 2017 with the proceeds from the July 2022 term loan facility. In connection with this transaction, the Company expensed $9 million in loss on debt extinguishment and $4 million in debt issuance costs.

(f)
On January 23, 2017, the Company incurred an aggregate principal amount of $1.3 billion in new U.S. dollar denominated term loans maturing on June 2, 2020. The proceeds were utilized to pay down all existing 6.75% senior secured first lien notes. In connection with this transaction, the Company recorded $56 million in loss on debt extinguishment.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Lines of Credit and Other Arrangements

As of September 30, 2017 and December 31, 2016, the Company had $347 million and $489 million, respectively, available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. As of September 30, 2017 and December 31, 2016, this includes a $165 million and $355 million, respectively, committed line of credit for one of the Company's consolidated alliances. The remainder of these arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the euro. Of the amounts outstanding as of September 30, 2017 and December 31, 2016, $9 million and $10 million, respectively, were uncommitted. As of September 30, 2017 and December 31, 2016, the weighted average interest rate associated with foreign lines of credit and other arrangements was 2.8% and 2.6%, respectively.

Senior Secured Revolving Credit Facility

The Company has a $1.25 billion senior secured revolving credit facility maturing on June 2, 2020 subject to certain earlier springing maturity provisions in certain circumstances. Up to $250 million of the senior secured revolving credit facility is available for letters of credit, of which $43 million and $41 million of letters of credit were issued under the facilities as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, $1.2 billion remained available.

Receivable Securitization Agreement

The Company has a fully consolidated and wholly-owned subsidiary, First Data Receivables, LLC (FDR).  FDR and FDC entered into an agreement where certain wholly-owned subsidiaries of FDC agreed to transfer and contribute receivables to FDR. FDR’s assets are not available to satisfy obligations of any other entities or affiliates of FDC. FDR's creditors will be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to FDR’s equity holders. As of September 30, 2017, the maximum borrowing capacity, subject to collateral availability, under the agreement is $600 million. The term of the receivables securitization agreement is through June 2020.The receivables held by FDR are recorded within "Accounts receivable, net" in the Company's unaudited consolidated balance sheets.
Note 3: Stock Compensation Plans
The Company provides stock-based compensation awards to its employees under the 2015 Omnibus Incentive Plan (stock plan), which the Company adopted in conjunction with its initial public offering (IPO) on October 15, 2015.
Total stock-based compensation expense recognized in the "Cost of services" and “Selling, general, and administrative” line items of the unaudited consolidated statements of operations resulting from stock options, non-vested restricted stock awards, and non-vested restricted stock units was as follows for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Cost of services	$19	$19	$54	$91
Selling, general, and administrative	43	24	129	123
Total stock-based compensation expense	$62	$43	$183	$214

The Company's employees are granted restricted stock awards or units on an annual basis, which generally vest 20% on the first anniversary, 40% on the second anniversary, and the remaining 40% on the third anniversary. For the nine months ended September 30, 2017, 21 million restricted stock awards and units were granted at a weighted average price per share of $16.98. Included in the 21 million restricted shares and units granted in 2017, 5 million restricted stock awards were granted to the Company's Chief Executive Officer which vest over seven years, but can be accelerated to five years based on stock price appreciation. For the nine months ended September 30, 2016, 18 million restricted stock awards and units were granted at a weighted average price per share of $12.55.

As of September 30, 2017, there was $55 million and $373 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards and units, respectively.

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
The following table sets forth the computation of the Company's basic and diluted net income attributable to First Data Corporation per share for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income attributable to First Data Corporation	$296	$132	$517	$228

Denominator:
Weighted average shares used in computing net income per share, basic	918	905	915	900
Effect of dilutive securities	26	18	23	18
Total dilutive securities	944	923	938	918

Net income attributable to First Data Corporation per share:
Basic	$0.32	$0.15	$0.57	$0.25
Diluted	$0.31	$0.14	$0.55	$0.25

Anti-dilutive shares excluded from diluted net income per share(a)	8	20	13	27

(a)	Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for all periods presented.
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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s reportable segment results for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$850	$362	$347	$—	$1,559
Product sales and other	235	54	48	—	337
Equity earnings in affiliates	9	—	—	—	9
Total segment revenues	$1,094	$416	$395	$—	$1,905
Depreciation and amortization	$122	$89	$34	$—	$245
Segment EBITDA	465	180	184	(42)	787

	Three months ended September 30, 2016
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$830	$345	$335	$—	$1,510
Product sales and other	207	52	43	—	302
Equity earnings in affiliates	8	—	—	—	8
Total segment revenues	$1,045	$397	$378	$—	$1,820
Depreciation and amortization	$109	$86	$28	$8	$231
Segment EBITDA	455	158	166	(40)	739

	Nine months ended September 30, 2017
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Transaction and processing service fees	$2,416	$1,056	$993	$—	$4,465
Product sales and other	689	155	144	—	988
Equity earnings in affiliates	26	—	—	—	26
Total segment revenues	$3,131	$1,211	$1,137	$—	$5,479
Depreciation and amortization	$334	$264	$95	$5	$698
Segment EBITDA	1,330	502	520	(128)	2,224

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table presents a reconciliation of reportable segment amounts to the Company’s consolidated balances for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Total segment revenues	$1,905	$1,820	$5,479	$5,311
Adjustments:
Non wholly-owned entities(a)	14	25	49	59
Independent sales organizations (ISOs) commission expense(b)	162	155	470	476
Reimbursable debit network fees, postage, and other	995	936	2,904	2,795
Consolidated revenues	$3,076	$2,936	$8,902	$8,641

Total segment EBITDA	$787	$739	$2,224	$2,121
Adjustments:
Non wholly-owned entities(a)	9	7	21	24
Depreciation and amortization	(248)	(237)	(713)	(713)
Interest expense, net	(234)	(263)	(706)	(810)
Loss on debt extinguishment	(1)	(3)	(72)	(58)
Other items(c)	(61)	(44)	(120)	(65)
Stock-based compensation	(62)	(43)	(183)	(214)
Income tax benefit (expense)	106	(24)	66	(57)
Net income attributable to First Data Corporation	$296	$132	$517	$228

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

(c)
Includes restructuring, non-normal course litigation and regulatory settlements, debt issuance expenses, deal integration costs, and “Other income (expense)" as presented in the unaudited consolidated statements of operations, which includes divestitures, derivative gains (losses), non-operating foreign currency gains (losses), and other, as applicable to the periods presented.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of reportable segment depreciation and amortization expense to the Company’s consolidated balances in the unaudited consolidated statements of cash flows for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Segment depreciation and amortization	$245	$231	$698	$690
Adjustments for non wholly-owned entities	15	18	50	56
Amortization of initial payments for new contracts(a)	20	16	58	47
Total consolidated depreciation and amortization per unaudited consolidated statements of cash flows	280	265	806	793
Amortization of equity method investments(b)	(12)	(12)	(35)	(33)
Amortization of initial payments for new contracts(a)	(20)	(16)	(58)	(47)
Total consolidated depreciation and amortization per unaudited consolidated statements of operations	$248	$237	$713	$713

(a)	Included in "Transaction and processing service fees" as contra-revenue in the Company's unaudited consolidated statements of operations.

(b)	Included in "Equity earnings in affiliates" in the Company's unaudited consolidated statements of operations.
Note 6: Income Taxes
The following table presents the Company's income tax expense and effective income tax rate for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Income tax (benefit) expense	$(106)	$24	$(66)	$57
Effective income tax rate	(45)%	11%	(11)%	12%

The effective tax rates for the three and nine months ended September 30, 2017 and 2016 were different from the statutory tax rate as a result of the Company recording tax expense on its foreign earnings, but not on its domestic earnings, as a result of the valuation allowance recorded in the U.S. The Company’s tax expense in all periods was also impacted by the Company not recording tax expense on noncontrolling interests from pass through entities. In addition, the three and nine months ended September 30, 2017 included a $132 million benefit from a valuation allowance release resulting from purchase accounting related deferred tax liabilities established upon the purchase of CardConnect (see note 9 for additional detail on CardConnect) and a $10 million benefit associated with a valuation allowance release in certain foreign jurisdictions due to improved financial performance. The nine months ended September 30, 2017 also included a $10 million benefit from a valuation allowance release resulting from purchase accounting related deferred tax liabilities established upon the purchase of Acculynk (see note 9 for additional detail on Acculynk).

The Company's liability for unrecognized tax benefits was approximately $233 million as of September 30, 2017. The Company anticipates it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $122 million over the next twelve months beginning September 30, 2017 as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.
Note 7: Redeemable Noncontrolling Interest

One of the Company's noncontrolling interests is redeemable at the option of the holder and is presented outside of equity and carried at its estimated redemption value.

The following table presents a summary of the redeemable noncontrolling interest activity during the nine months ended September 30, 2017 and 2016:

(in millions)	2017	2016
Balance as of January 1,	$73	$77
Distributions	(24)	(25)
Share of income	24	25
Adjustment to redemption value of redeemable noncontrolling interest	(1)	(4)
Balance as of September 30,	$72	$73

Note 8: Other Operating Expenses

The following table details the components of "Other operating expenses" in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Restructuring, net	$24	$6	$63	$51
Deal integration costs	21	—	26	—
Asset impairment	8	—	14	—
Other	4	6	5	6
Other operating expenses	$57	$12	$108	$57

Restructuring

During the three and nine months ended September 30, 2017 and 2016, the Company recorded restructuring charges in connection with ongoing expense management initiatives. The Company has ongoing initiatives, which are expected to result in $25 million in additional restructuring costs over the next twelve months. The vast majority of costs incurred and expected to be incurred over the next twelve months are severance related. The Company continues to evaluate operating efficiencies and could incur further restructuring costs beyond these initiatives.

A summary of net pretax charges incurred by segment was as follows for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Global Business Solutions	$14	$2	$29	$7
Global Financial Solutions	4	—	12	2
Network & Security Solutions	1	—	4	2
Corporate	5	4	18	40
Restructuring, net	$24	$6	$63	$51

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2017:

(in millions)	Employee Severance
Remaining accrual as of January 1, 2017	$9
Restructuring, net	63
Cash payments and other	(52)
Remaining accrual as of September 30, 2017	$20

Deal Integration Costs

During 2017, the Company completed two acquisitions, the largest of which was CardConnect (see note 9 for additional details). In connection with these acquisitions, the Company incurred $21 million and $26 million in deal integration costs for the three and nine months ended September 30, 2017, respectively, and expects to incur up to an additional $10 million through mid-2018.
Note 9: Acquisitions and Dispositions
Acculynk Acquisition

On May 1, 2017, the Company acquired 100% of Acculynk Inc. (Acculynk), a leading technology company that delivers eCommerce solutions for debit card acceptance. The acquisition provides access to Acculynk's PaySecure debit routing technology and its range of other services. The purchase price was approximately $85 million and Acculynk is reported as part of the Company's Global Business Solutions segment.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CardConnect Acquisition

On July 6, 2017, the Company acquired 100% of CardConnect Corp. (CardConnect) for $763 million in cash, net of cash acquired. CardConnect is an innovative provider of payment processing and technology solutions and was one of the Company's largest distribution partners. The transaction is expected to enable the Company to bring innovative partner management tools to improve merchant retention, accelerate the Company's firm-wide independent software vendor ("ISV") initiative and bring immediate capabilities in enterprise resource planning ("ERP") integrated payment solutions to its customers. CardConnect operations are reported as part of the Company's Global Business Solutions segment.

The acquisition was accounted for as business combination and, accordingly, the total purchase price was allocated to CardConnect’s tangible and intangible assets and liabilities assumed based on their fair values on the acquisition date. The purchase accounting is substantially complete, with the only exception certain minor items, and will be completed within the measurement period. In addition to the purchase price, the Company issued $44 million in the form of common stock to certain key employees of CardConnect, which is subject to service vesting conditions including continued employment with the Company. The value assigned to the common stock will be recorded as post-acquisition compensation expense and has been excluded from the total purchase price.

The following table summarizes the fair values of the assets acquired and liabilities assumed on the acquisition date. The excess of the purchase price over the net tangible and identifiable intangible assets' fair value was recorded as goodwill within the Company’s Global Business Solutions segment. The goodwill recognized was attributable to increased synergies that are expected to be achieved from the integration of CardConnect as well as potential revenue enhancements to the Company.

(in millions)	Allocation of Purchase Price
Cash	$10
Other current assets	58
Property and equipment	7
Intangible assets	463
Goodwill	432
Current liabilities	(58)
Deferred tax liabilities	(139)

The following table sets forth the components of the intangible assets associated with the acquisition as of the acquisition date:

(in millions)	Acquisition-Date Fair Value	Useful Life (Years)
Agent relationships	$296	18
Merchant relationships	84	7
Software systems	39	5
Residual buyouts	23	4
Trade name	21	9
	$463
In connection with the closing of the acquisition, the Company incurred $6 million of transactions costs, which has been included as deal integration costs within "Other operating expenses" in the unaudited consolidated statement of operations for the three and nine months ended September 30, 2017.
The revenue and earnings of CardConnect have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Supplemental pro forma results of operations of the combined entities have not been presented as the financial impact to the Company’s condensed consolidated financial statements would be immaterial.

Baltics Divestiture

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 27, 2017, the Company divested all of its businesses in Lithuania, Latvia and Estonia for €73 million (approximately $85 million), subject to closing adjustments. The businesses were reported within the GFS segment and had revenue and operating income of $19 million and $2 million, respectively, for 2017 through the disposition date.
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

The Company held the following derivative instruments as of September 30, 2017 and December 31, 2016:

		As of September 30, 2017			As of December 31, 2016
(in millions)	Notional Currency	Notional Value	Assets(a)	Liabilities(a)	Notional Value	Assets(a)	Liabilities(a)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts(c)	AUD	100	$27	$—	211	$57	$—
Foreign exchange contracts(b)	EUR	915	—	(59)	—	—	—
Foreign exchange contracts(c)	GBP	150	—	(4)	300	78	—
Foreign exchange contracts(c)	CAD	95	—	(2)	130	9	—
			27	(65)		144	—
Derivatives designated as cash flow hedges:
Interest rate collar contracts(d)	USD	4,300	3	—	3,000	3	—
			$30	$(65)		$147	$—

(a)
Our derivatives are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b)	The Company entered into new foreign exchange contracts with a notional value of EUR 915 million on June 14, 2017.

(c)	Three cross-currency swaps matured in April 2017 (notional values of AUD 111 million, GBP 150 million and CAD 35 million). The Company received $90 million related to these swaps.
(d) The Company entered into new interest rate collar contracts with a notional value of $1.3 billion and $1.5 billion in January and September 2017, respectively. The Company had a $1.5 billion interest rate collar contract that expired in September 2017.

The maximum length of time over which the Company is hedging its currency exposure of net investments in foreign operations, through utilization of foreign exchange contracts, is through June 2020.

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is through September 2019.

As of September 30, 2017, the Company has not posted any collateral related to any of its derivative financial instruments.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Effect of Derivative Instruments on the Unaudited Consolidated Financial Statements

Derivative gains and (losses) were as follows for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:
Gain (loss) recognized in "Foreign currency translation adjustment" in the unaudited consolidated statements of comprehensive income (effective portion)	$—	$(42)	$—	$5	$—	$(85)	$—	$27
Gain recognized in "Derivative instruments" in the unaudited consolidated statements of comprehensive income (effective portion)	1	—	—	—	—	—	—	—
Derivatives not designated as hedging instruments:
Loss recognized in "Other (expense) income" in the unaudited consolidated statements of operations	—	—	—	—	—	—	(5)	—

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(in millions, after tax)	2017	2016	2017	2016
Accumulated gain included in other comprehensive income at beginning of period	$133	$138	$177	$116
(Decrease) increase in fair value of derivatives that qualify for hedge accounting, net of tax(a)	(41)	5	(85)	27
Accumulated gain included in other comprehensive income at end of period	$92	$143	$92	$143

(a)	(Losses) gains are included in "Derivative instruments" and “Foreign currency translation adjustment” in the unaudited consolidated statements of comprehensive income.

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

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) merchant matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee and collection activities or other claims arising from our merchant business; and (3) other matters which may include issues such as employment and indemnification obligations to purchasers of former subsidiaries. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $5 million for patent infringement, $0 to $160 million for merchant matters, and $0 to $5 million for other matters, resulting in a total estimated range of possible losses of $0 to $170 million for all of the matters described above.

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

As of September 30, 2017, the Company had one unconsolidated significant subsidiary that was not required to be consolidated, but represents more than 20% of the Company’s pretax income. Summarized unaudited financial information for the affiliate is presented below for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Net operating revenues	$209	$232	$631	$683
Operating expenses	103	96	304	286
Operating income	$106	$136	$327	$397
Net income	$106	$136	$327	$397
FDC equity earnings	36	46	112	136
Note 13: Subsequent Events

On October 2, 2017, the Company closed the digital banking joint venture, named Apiture, which combines FDC and Live Oak Bancshares, Inc. digital banking platforms, products, and services, delivering innovative technology solutions tailored for financial institutions. The joint venture will be accounted for as an equity method investment, as Apiture is owned and managed equally between the Company and Live Oak Bancshares, Inc. As a result, the contributed digital banking business will no longer be consolidated into the Company’s results. During the twelve months ended December 31, 2016, the Company’s digital banking business had revenue and operating income of $57 million and $11 million, respectively.

On October 20, 2017, the Company announced that it has entered into a definitive stock purchase agreement to acquire BluePay Holdings, Inc. (BluePay), for $760 million in cash, subject to adjustments and excluding transaction related costs. BluePay is a provider of technology-enabled payment processing for merchants in the U.S. and Canada and is one of the Company's largest distribution partners with a strong focus on eCommerce and integrated payment solutions. The Company expects the transaction to close by year-end and is expected to be accretive to diluted EPS, excluding amortization of acquisition intangibles and deal integration costs.

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

Year over year percent changes are calculated on whole-dollar values as management views this as a more accurate representation of the Company's performance. As such, the values here-in may not recalculate due to rounding.
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

Currency Impact

Although the majority of our revenue is earned in U.S. dollars, a portion of our revenues and expenses are in foreign currencies. As a result, changes in foreign currencies against the U.S. dollar can impact our results of operations. Additionally, we have intercompany debts in foreign currencies, which impacts our results of operations. In recent periods, the U.S. dollar has fluctuated versus most foreign currencies, which has impacted our revenues generated in foreign currencies as presented in U.S. dollars in our unaudited consolidated financial statements. We believe the presentation of constant currency provides relevant information and we use this non-GAAP financial measure to, among other things, evaluate our ongoing operations in relation to foreign currency fluctuations. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our related financial results prepared in accordance with Generally Accepted Accounting Principles ("GAAP") . For additional information on our constant currency calculation, see “Segment Results” within this Form 10-Q.

Interest Expense

As a result of our capital market activities over the past twelve months, we have lowered the weighted average interest rate of our outstanding borrowings from 5.3% as of September 30, 2016 to 4.7% as of September 30, 2017.

Stock-Based Compensation Expense

Stock-based compensation expense decreased for the nine months ended September 30, 2017 compared to the same periods in 2016, as we recognized $52 million in expense in the first quarter of 2016 that was directly associated with our initial public offering as we began recognizing stock-based compensation expense over the respective service period which commenced upon the completion of our initial public offering on October 15, 2015. See note 3 “Stock Compensation Plans” to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information about our stock compensation plans.

Acquisitions and Divestitures

Acquisitions and divestitures over the past year have affected the comparability of our results. The largest acquisition was CardConnect in the third quarter 2017, which contributed revenue of $41 million, net of intercompany processing charges, and segment EBITDA of $7 million to our Global Business Solutions segment.
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
Overview

Revenue increased 5% to $3.1 billion for the three months ended September 30, 2017, and 3% to $8.9 billion for the nine months ended September 30, 2017. Operating profits decreased 8% to $418 million for the three months ended September 30, 2017 and increased 8% to $1.2 billion for the nine months ended September 30, 2017. On a constant currency basis, revenue increased 5% and 3% for the three and nine months ended September 30, 2017, respectively.

Net income attributable to First Data Corporation improved $164 million and $289 million to $296 million and $517 million for the three and nine months ended September 30, 2017, respectively, from the comparable periods in 2016. The chart below reconciles Net income attributable to First Data Corporation for the three and nine months ended September 30, 2016 to September 30, 2017:

(in millions)	Three months ended September 30,	Nine months ended September 30,
Net income attributable to First Data Corporation ending September 30, 2016	$132	$228
Better (worse):
Total revenues (excluding CardConnect and reimbursable items)	40	111
Stock-based compensation expense	(19)	31
Other operating expenses	(45)	(51)
Interest expense, net	29	104
Other (expense) income	26	(21)
Income tax	130	123
Other miscellaneous, net	3	(8)
Net income attributable to First Data Corporation ending September 30, 2017	$296	$517
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

Operating revenues overview

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Consolidated revenues	$3,076	$2,936	5%	5%	$8,902	$8,641	3%	3%
Adjustments:
Non-wholly owned entities	(14)	(25)	(44)%	NM	(49)	(59)	(17)%	NM
Independent sales organizations (ISOs) commissions	(162)	(155)	5%	NM	(470)	(476)	(1)%	NM
Reimbursable debit network fees, postage, and other	(995)	(936)	6%	6%	(2,904)	(2,795)	4%	4%
Total segment revenues	$1,905	$1,820	5%	4%	$5,479	$5,311	3%	4%

Segment revenues:
Global Business Solutions	$1,094	$1,045	5%	4%	$3,131	$3,037	3%	3%
Global Financial Solutions	416	397	5%	5%	1,211	1,178	3%	5%
Network & Security Solutions	395	378	5%	5%	1,137	1,096	4%	4%
NM represents not meaningful

Global Business Solutions segment results
The following table displays total segment revenue for the three and nine months ended September 30, 2017 and 2016 by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Revenues:
North America	$833	$819	2%	2%	$2,410	$2,371	2%	2%
EMEA	150	137	9%	6%	417	417	—%	3%
APAC	39	43	(8)%	(9)%	109	125	(12)%	(14)%
LATAM	72	46	53%	61%	195	124	56%	58%
Total segment revenue	$1,094	$1,045	5%	4%	$3,131	$3,037	3%	3%
Key indicators:
North America merchant transactions(a)	12,517	11,881	5%		36,494	34,368	6%
International merchant transactions(b)	2,453	2,087	18%		7,173	5,801	24%

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

Global Business Solutions segment revenue for the three and nine months ended September 30, 2017 increased 5% and 3%, respectively, on a reported basis and 4% and 3%, respectively, on a constant currency basis, as compared to the same periods in 2016. North America revenue benefited by $41 million due to the acquisition of CardConnect at the beginning of the third quarter of 2017. Additionally, the North America revenue increase was driven by mid-single digit transaction growth, offset by high-single digit lower blended yield for the three and nine months ended September 30, 2017. Furthermore, North America results were impacted by a change in accounting for Clover hardware sales (effective the first quarter of 2017), which resulted in recognizing new Clover sales when shipped. For the three and nine months ended September 30, 2017, the impact of this change was an approximate 200 basis point increase to the North America growth rate as we continue to benefit from amortizing previously deferred Clover revenue. Revenue for the three and nine months ended September 30, 2016 included an increase of $13 million from certain fee increases which only benefited the third quarter of 2016 and $12 million and $15 million, respectively, from other non-recurring items.

Constant currency revenue growth in our LATAM region for the three and nine months ended September 30, 2017 was driven by increases in our active customer base and sales volumes in Brazil of $17 million and $43 million, respectively, and growth in Argentina of $10 million and $25 million, respectively. Constant currency revenue in the APAC region was negatively impacted by $10 million and $31 million for the three and nine months ended September 30, 2017, respectively, due to the Australian ATM business disposition at the end of the third quarter of 2016, and partially offset by growth in India during 2017. EMEA constant currency revenue increased by 6% for the three months ended September 30, 2017 as a result of an equal impact from a higher blended yield and increased volumes and transactions in the United Kingdom and Germany. For the nine months ended September 30, 2017, the EMEA constant currency revenue growth of 3% was primarily impacted by a non-recurring $10 million benefit in the prior year as result of changes in interchange pricing in the United Kingdom during the first quarter of 2016.

North America transactions increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, driven by growth in existing clients. The acquisition of CardConnect did not have a significant impact on volume due to CardConnect processing over 90% of their transactions on First Data platforms prior to the acquisition. International transaction growth for the three and nine months ended September 30, 2017 compared to the same periods in 2016 outpaced revenue growth due to significant transaction growth in our Brazil Acquiring business and new portfolios of existing clients throughout all of our international regions.

Global Financial Solutions segment results
The following table displays total segment revenue for the three and nine months ended September 30, 2017 and 2016 by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Revenues:
North America	$238	$236	1%	1%	$707	$706	—%	—%
EMEA	121	113	7%	7%	332	324	2%	9%
APAC	24	21	14%	13%	72	59	22%	20%
LATAM	33	27	22%	24%	100	89	12%	15%
Total segment revenue	$416	$397	5%	5%	$1,211	$1,178	3%	5%
Key indicators:
North America card accounts on file(a)					894	844	6%
International card accounts on file(b)					166	147	13%

(a)	North America card accounts on file reflect the total number of bankcard credit and retail credit accounts as of the end of the periods presented.

(b)	International card accounts on file reflect total bankcard and retail accounts outside the United States and Canada as of the end of the periods presented.

Global Financial Solutions segment revenue for the three and nine months ended September 30, 2017 increased 5% and 3%, respectively, on a reported basis and 5% and 5%, respectively, on a constant currency basis compared to the same period in 2016. North America revenue growth was driven by growth in our credit and retail card processing businesses of $9 million and $25 million for the three and nine months ended September 30, 2017, respectively due to growth in new and existing business, which includes $4 million of revenue from contract amendments and other items during the third quarter of 2017. Growth in our credit and retail card processing businesses was partially offset by lower volumes in our plastics business which negatively impacted revenue by $6 million and $20 million for the three and nine months ended September 30, 2017, respectively, primarily attributed to lower Europay, MasterCard and Visa ("EMV") volumes.

Constant currency revenue growth of $8 million and $28 million in our EMEA region for the three and nine months ended September 30, 2017 was primarily driven by growth in new and existing business in the United Kingdom and Central, Eastern, and Southeastern Europe region of $9 million and $26 million, respectively. Additionally, our EMEA region's constant currency revenue for the three months ended September 30, 2017 was positively impacted by a VisionPlus license fee resolution in the Middle East, and Africa region. LATAM constant currency revenue growth for the three months ended September 30, 2017 of $7 million was primarily driven by growth in Argentina from new and existing business and inflation of $4 million.  For the nine months ended September 30, 2017, LATAM constant currency revenue growth of $13 million was also driven by new and existing business of $13 million, which includes approximately $5 million from Colombia, and inflation of $5 million, partially offset by lower VisionPlus license resolution revenue of $6 million. Constant currency revenue growth in our APAC region for the three and nine months ended September 30, 2017 was driven by growth in new and existing business in Australia of $3 million and $13 million, respectively.

North America card accounts on file increased for the three and nine months ended September 30, 2017 compared to the same period in 2016 from growth in existing clients. Approximately 70% of the International card accounts on file increase for the three and nine months ended September 30, 2017 compared to the same period in 2016 is due to growth in existing clients.

Network & Security Solutions segment results
The following table displays total segment revenue by product for the three and nine months ended September 30, 2017 and 2016. Our Network & Security Solutions segment is comprised of more than 95% domestic businesses with no material foreign exchange impact on reported results:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2017	2016	Percent Change	2017	2016	Percent Change
Revenues:
EFT Network	$122	$126	(3)%	$359	$363	(1)%
Stored Value Network	106	92	16%	290	261	11%
Security and Fraud	115	110	5%	333	322	4%
Other(a)	52	50	1%	155	150	3%
Segment revenue	$395	$378	5%	$1,137	$1,096	4%
Key indicators:
Network transactions (EFT Network and Stored Value)(b)	5,539	5,040	10%	16,005	14,715	9%

(a)	Other is primarily comprised of revenue generated from our Government and Digital Banking businesses.

(b)	Network transactions include the debit issuer processing transactions, STAR Network issuer transactions, Payroll and Gift Solutions and POS transactions.

Network & Security Solutions segment revenue for the three and nine months ended September 30, 2017 increased 5% and 4%, respectively, compared to the same periods in 2016 driven by growth within our Stored Value Network and Security and Fraud. EFT Network revenue was down as transaction growth was offset by increases in client incentives. During the three and nine months ended September 30, 2017, Stored Value Network revenue increased $14 million and $29 million, respectively, due to increased rates and $4 million and $15 million, respectively, due to higher volumes. Our rates increased primarily due to a contract renewal in the fourth quarter of 2016 for a major Gift Solutions customer. Security and Fraud revenue increased due to strong growth from our suite of security products, partially offset by revenue declines within our TeleCheck business of $3 million and $10 million for the three and nine months ended September 30, 2017, respectively. Other revenue increased from growth in our Government contracts.

Reimbursable debit network fees, postage, and other

Reimbursable debit network fees, postage, and other revenue and expenses increased $59 million and $109 million for the three and nine months ended September 30, 2017 compared to the same period in 2016 due to transaction and volume growth related to debit network fees of $72 million and $139 million partially offset by lower plastics and print volumes.

Operating expenses overview

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Cost of services (exclusive of items shown below)	$698	$711	(2)%	(2)%	$2,089	$2,140	(2)%	(2)%
Cost of products sold	96	87	10%	9%	267	251	6%	7%
Selling, general, and administrative	564	499	13%	13%	1,607	1,563	3%	3%
Depreciation and amortization	248	237	5%	4%	713	713	—%	—%
Other operating expenses	57	12	375%	375%	108	57	89%	91%
Total expenses (excluding reimbursable items)	1,663	1,546	8%	7%	4,784	4,724	1%	2%
Reimbursable debit network fees, postage, and other	995	936	6%	6%	2,904	2,795	4%	4%
Total expenses	$2,658	$2,482	7%	7%	$7,688	$7,519	2%	2%

Cost of services

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Salaries, wages, and bonus(a)	$349	$365	(4)%		$1,090	$1,105	(1)%
Stock-based compensation(b)	19	19	—%		54	91	(41)%
Outside professional services	68	68	—%		194	196	(1)%
Software, telecommunication infrastructure, and repairs	99	103	(4)%		293	299	(2)%
Other	163	156	4%		458	449	2%
Cost of services expense	$698	$711	(2)%	(2)%	$2,089	$2,140	(2)%	(2)%
(a) Salaries, wages, and bonus declined in the third quarter due to benefits from our ongoing expense savings initiatives.
(b) $22 million decrease for the nine months ended September 30, 2017 impacted partially by IPO related expense recognized in the first quarter of 2016.

Cost of products sold

Cost of products sold expense increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to hardware expense which was impacted by certain changes in accounting for Clover terminals effective January 1, 2017 due to achieving standalone value. See note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information on deferred revenue for Clover terminals. This increase was partially offset by declines in number of non-Clover hardware units sold.

Selling, general, and administrative

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Salaries, wages, bonus, and other	$167	$166	1%		$506	$508	—%
Stock-based compensation(a)	43	24	79%		129	123	5%
Independent sales organizations (ISOs) commissions(b)	162	155	5%		470	476	(1)%
Outside professional services (c)	78	46	70%		176	136	29%
Commissions	34	33	3%		104	104	—%
Other	80	75	7%		222	216	3%
Selling, general, and administrative expense	$564	$499	13%	13%	$1,607	$1,563	3%	3%
(a) The nine months ended September 30, 2017 was impacted by $30 million decrease for IPO related expense recognized in the first quarter of 2016. The three months ended September 30, 2017 increased due to expense associated with recent share-based awards to retain executives and new executives from CardConnect.
(b) Expense for the three and nine months ended September 30, 2017 impacted by the divestiture of the Australian ATM business at the end of the third quarter of 2016.
(c) Increase driven by higher legal fees and $21 million in expenses associated with CardConnect.

Depreciation and amortization

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Depreciation expense	$81	$79	3%		$236	$227	4%
Amortization expense(a)	167	158	6%		477	486	(2)%
Depreciation and amortization	$248	$237	5%	4%	$713	$713	—%	—%
(a) The nine months ended September 30, 2017 includes a reduction in amortization expense on intangibles arising from the KKR acquisition of First Data, partially offset by increases driven by our CardConnect acquisition during the three months ended September 30, 2017.

Other operating expenses, net

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Restructuring, net(a)	$24	$6	300%		$63	$51	24%
Deal integration costs(a)	21	—	NM		26	—	NM
Asset impairment	8	—	NM		14	—	NM
Other	4	6	(33)%		5	6	(17)%
Other operating expenses	$57	$12	375%	375%	$108	$57	89%	91%

(a)	Refer to note 8 "Other operating expenses" to our unaudited consolidated financial statements in Part I of this Form 10-Q for details regarding other operating expenses.

Interest expense, net

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Interest expense, net	$234	$263	(11)%	(11)%	$706	$810	(13)%	(13)%

Interest expense, net decreased for the three and nine months ended September 30, 2017, compared to the same period in 2016, due to reduced average outstanding debt balances impacted by debt paydowns and lower interest rates resulting from debt exchanges and refinancing. Refer to note 2 "Borrowings" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

Loss on debt extinguishment

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Loss on debt extinguishment	$(1)	$(3)	(67)%	(67)%	$(72)	$(58)	24%	24%

Refer to note 2 “Borrowings” to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

Other (expense) income

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Gain on Visa Europe share sale	$—	$—			$—	$29
Divestitures, net loss	—	(31)			—	(31)
Derivatives loss	—	—			—	(5)
Non-operating foreign currency (loss) gain	(3)	2			(6)	21
Other miscellaneous expense	(1)	(1)			(1)	—
Other (expense) income	$(4)	$(30)	(87)%	(87)%	$(7)	$14	(150)%	(150)%

Gain on Visa Europe share sale for the nine months ended September 30, 2016 represents the sale of our share in Visa Europe (VE). On June 21, 2016, Visa Inc. (Visa) acquired VE, of which we were a member and shareholder through certain subsidiaries. On June 21, 2016, we received cash of €24.2 million ($27 million equivalent at June 21, 2016) and Visa preferred stock, which is convertible into Visa common shares. We expect to receive a deferred payment three years after the closing date of the acquisition, valued at approximately €2.3 million ($2.6 million equivalent at June 21, 2016).  As of June 21, 2016, the Class A common stock equivalent of the preferred stock was approximately $19 million. However, the preferred shares have been assigned a value of zero based on transfer restrictions and Visa's ability to adjust the conversion ratio dependent on the outcome of existing and potential litigations in the VE territory over the next 12 years.

Divestitures, net loss for the three and nine months ended September 30, 2016 represents the sale of our Australian ATM business, which was reported as part of the Global Business Solutions segment. Associated with the transaction, we recognized a $31 million loss on the sale. The loss is comprised of investments of $69 million reduced by cash proceeds of $38 million.

Derivative loss for the nine months ended September 30, 2016 were driven by fair value adjustments on our non-designated interest rate contracts. Our variable to fixed interest rate swaps matured in September 2016 which were replaced with interest rate collar contracts which are designated as hedges with the fair market value adjustment, to the extent the hedges are effective, recognized through accumulated other comprehensive income. See note 10 "Derivative Financial Instruments" to our unaudited financial statements in Part I of this Form 10-Q for additional information on our derivative contracts.

Non-operating foreign currency (loss) gain for the three and nine months ended September 30, 2017 and 2016 were driven by revaluations on intercompany loans as the fluctuations are in line with lower interest rate volatility during 2017.

Income taxes

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Income tax (benefit) expense	$(106)	$24	$(66)	$57
Effective income tax rate	(45)%	11%	(11)%	12%

The effective tax rate for the three and nine months ended September 30, 2017 and 2016 were different from the statutory rate as a result of recording tax expense on our foreign earnings, but not on our domestic earnings, as a result of the valuation allowance recorded in the U.S. Our tax expense in all periods was also impacted by us not recording tax expense on noncontrolling interests from pass through entities. In addition, the three and nine months ended September 30, 2017 included a $132 million benefit from a valuation allowance release related to deferred tax liability established upon the purchase of CardConnect and a $10 million benefit associated with a valuation allowance release in certain foreign jurisdictions due to improved financial performance. The nine months ended September 30, 2017 also included a $10 million benefit from a valuation allowance release resulting from purchase accounting related deferred tax liabilities established upon the purchase of Acculynk.

Our liability for unrecognized tax benefits was approximately $233 million as of September 30, 2017. We anticipate it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $122 million over the next twelve months beginning

September 30, 2017 as the result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.

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

Equity earnings in affiliates

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Equity earnings in affiliates	$55	$66	(17)%	(17)%	$167	$198	(16)%	(15)%

Equity earnings in affiliates relate to the earnings of our unconsolidated merchant alliance partnerships and decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to a decline in our North American joint venture partners mainly due to declines in new business.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	$44	$68	(35)%	(35)%	$145	$181	(20)%	(20)%

Net income attributable to noncontrolling interests and redeemable noncontrolling interest relate to the interest of our merchant partners in our consolidated merchant alliances and decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 driven by significant revenue deterioration within our consolidated alliances, $3 million in restructuring expense in the third quarter of 2017, and the impact of $11 million of non-recurring items in the prior year.

Segment EBITDA Overview
The following table displays Segment EBITDA by segment for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2017	2016	Percent Change	Constant Currency Percent Change	2017	2016	Percent Change	Constant Currency Percent Change
Segment EBITDA:
Global Business Solutions	$465	$455	2%	2%	$1,330	$1,279	4%	5%
Global Financial Solutions	180	158	14%	14%	502	473	6%	8%
Network & Security Solutions	184	166	11%	11%	520	483	8%	8%
Corporate	(42)	(40)	5%	5%	(128)	(114)	12%	12%
Total Segment EBITDA (Non-GAAP)	$787	$739	6%	7%	$2,224	$2,121	5%	6%

The following table displays Segment EBITDA margin by segment for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	Change		2017	2016	Change
Segment EBITDA Margin:
Global Business Solutions	42.5%	43.5%	(100	) bps	42.5%	42.1%	40	bps
Global Financial Solutions	43.3%	39.8%	350	bps	41.5%	40.2%	130	bps
Network & Security Solutions	46.6%	43.9%	270	bps	45.7%	44.1%	160	bps
Total Segment EBITDA Margin (Non-GAAP)	41.3%	40.6%	70	bps	40.6%	39.9%	70	bps

Global Business Solutions

Global Business Solutions Segment EBITDA for the three months ended September 30, 2017 increased due to impact of the revenue items noted within "Global Business Solutions segment results" above and $7 million impact of CardConnect.

Global Business Solutions Segment EBITDA for the nine months ended September 30, 2017 increased due to the impact of the revenue items noted within "Global Business Solutions segment results" above, the acquisition of CardConnect, and currency translation. Currency translation negatively impacted segment adjusted EBITDA by approximately $9 million compared to the prior period.

Global Financial Solutions

Global Financial Solutions Segment EBITDA for the three months ended September 30, 2017 increased due to the impact of the revenue items noted within "Global Financial Solutions segment results" above, lower expenses associated with declines in plastics business, and improved expenses from operations efficiencies in North America.

Global Financial Solutions Segment EBITDA for the nine months ended September 30, 2017 increased due to the impact of the revenue items noted within "Global Financial Solutions segment results" above, lower expenses associated with declines in plastics business, and improved expenses from operations efficiencies in North America. Currency translation negatively impacted segment adjusted EBITDA by approximately $9 million compared to the prior period.

Network & Security Solutions

Network & Security Solutions Segment EBITDA increased due to the revenue items noted within "Network & Security Solutions segment results" above and efficiency initiatives.

Corporate

Corporate Segment EBITDA expense increased due to higher legal, consulting and other fees related to recent acquisitions.
Adjusted Net Income
Adjusted net income is a non-GAAP financial measure used by management that provides additional insight on performance. Adjusted net income excludes amortization of acquisition-related intangibles, stock-based compensation, restructuring costs, discrete tax items and other items affecting comparability and, therefore, provides a more complete understanding of continuing operating performance. Management believes that the presentation of adjusted net income provides users of our financial statements greater transparency into ongoing results of operations allowing them to better compare our results from period to period. This non-GAAP measure is not in accordance with, or an alternative to, measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies. In addition, adjusted net income is not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. These measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.
The following table reconciles the reported Net income attributable to First Data Corporation presented in accordance with GAAP to the non-GAAP financial measure of adjusted net income for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Net income attributable to First Data Corporation	$296	$132	124%	$517	$228	127%
Adjustments:
Stock-based compensation	62	43	44%	183	214	(14)%
Loss on debt extinguishment	1	3	(67)%	72	58	24%
Amortization of acquisition intangibles and deferred financing costs(a)	106	104	2%	295	318	(7)%
Loss on disposal of businesses	—	31	NM	—	31	NM
Visa Europe settlement gain	—	—	NM	—	(29)	NM
Restructuring	24	6	300%	63	51	24%
Intercompany foreign exchange gain (loss)	2	(2)	(200)%	6	(21)	(129)%
Fees paid on debt modification	1	—	NM	10	18	(44)%
Impairment, litigation, and other(b)	10	6	67%	13	13	—%
Deal integration costs	21	—	NM	26	—	NM
Mark-to-market adjustment for derivatives	—	—	NM	—	5	(100)%
Income tax on above items and discrete tax items(c)	(150)	(11)	NM	(176)	(31)	NM
Adjusted net income attributable to First Data Corporation	$373	$312	20%	$1,009	$855	18%
NM represents not meaningful

(a)
Represents amortization of intangibles established in connection with the 2007 Merger and acquisitions we have made since 2007, excluding the percentage of our consolidated amortization of acquisition intangibles related to non-wholly owned consolidated alliances equal to the portion of such alliances owned by our alliance partners. This line also includes amortization related to deferred financing costs of $5 million and $12 million for the three months ended September 30, 2017 and 2016, respectively, and $13 million and $20 million, respectively, for the nine months ended September 30, 2017 and 2016.

(b)	Represents impairments, non-normal course litigation and regulatory settlements, investments gains (losses), divestitures, and other, as applicable to the periods presented.

(c)
The tax effect of the adjustments between our GAAP and adjusted results takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). Generally, this results in a tax impact at the U.S. effective tax rate for certain adjustments, including the majority of amortization of intangible assets, deferred financing costs, stock compensation, and loss on debt extinguishment; whereas the tax impact of other adjustments, including restructuring expense, depends on whether the amounts are deductible in the respective tax jurisdictions and the applicable effective tax rate(s) in those jurisdictions. Income tax (expense) benefit also includes the impact of significant discrete tax items impacting Net income (loss) attributable to First Data Corporation. The significant change in income taxes in the current period is primarily driven by a $132 million tax benefit associated with the release of valuation allowance as a result of the deferred tax liabilities recorded with the purchase of CardConnect.

Adjusted net income for the three and nine months ended September 30, 2017 improved due to better operating performance and lower interest expense. Growth in depreciation partially offset adjusted net income for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Our source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility and receivable securitization facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the ongoing needs of the business. To the extent future cash flows exceed the ongoing needs of the business, we expect to use a portion of the excess cash to reduce our debt balances and fund any potential acquisitions.

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

In July 2017, we acquired 100% of CardConnect for $763 million, net of cash acquired, paid through a combination of cash and funds available under existing credit facilities. For additional detail about the CardConnect acquisition, see note 9 "Acquisitions and Dispositions" to our unaudited financial statements in Part I of this Form 10-Q.

In October 2017, we entered into a definitive agreement to acquire BluePay for $760 million, which is expected to be funded by incremental debt and cash on hand.

Total borrowings and net debt

The chart below shows the net debt balances as of September 30, 2017 and December 31, 2016. Net debt is a non-GAAP measure defined as total long-term borrowings plus short-term and current portion of long-term borrowings at par value excluding lines of credit used for settlement purposes less cash and cash equivalents. We believe that net debt provides additional insight on the level and management of leverage. Net debt is not, and should not be viewed as, a substitute for total outstanding borrowings under GAAP.

	As of	As of
(in millions)	September 30, 2017	December 31, 2016
Total long-term borrowings	$17,795	$18,131
Total short-term and current portion of long-term borrowings	854	358
Total borrowings	18,649	18,489
Unamortized discount and unamortized deferred financing costs	140	156
Total borrowings at par	18,789	18,645
Less: settlement lines of credit and other arrangements	(79)	(84)
Gross debt excluding settlement lines of credit and other arrangements	18,710	18,561
Less: cash and cash equivalents	(502)	(385)
Net debt	$18,208	$18,176

Credit ratings

As of October 30, 2017, our long-term corporate family rating from Moody’s was B1 (outlook stable). The long-term local issuer credit rating from Standard and Poor’s was B+ (stable). The long-term issuer default rating from Fitch was B+ (positive). A decrease in our credit ratings could affect our ability to access future financing at current funding rates, which could result in increased interest expense in the future.

Cash and cash equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of September 30, 2017 and December 31, 2016, we held $502 million and $385 million in cash and cash equivalents, respectively.

Included in cash and cash equivalents are amounts held by two of our domestic entities that are not available to fund operations outside of those entities. As of September 30, 2017 and December 31, 2016, the cash and cash equivalents held by these entities totaled $144 million and $102 million, respectively. Cash and cash equivalents will only be available to the Company from these entities by declaration of a dividend by their respective Board of Directors. One of these entities is subject to regulatory capital requirements and must be satisfied before a dividend may be declared. All other domestic cash balances, to the extent available, are used to fund our short-term liquidity needs.

Cash and cash equivalents include amounts held outside of the U.S., totaling $323 million and $271 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, there was approximately $233 million and $206 million, respectively, of cash and cash equivalents held by our international subsidiaries that was unavailable for U.S. general corporate purposes in the near term. A consolidated foreign joint venture held $151 million and $134 million in cash and cash equivalents as of September 30, 2017 and December 31, 2016, respectively. In order for this cash and cash equivalents to be available for general corporate purposes, we would need the joint venture's Board of Directors to authorize a distribution. In addition as of September 30, 2017 and December 31, 2016, $9 million and $10 million, respectively, of the remaining unavailable cash and cash equivalents in our international subsidiaries is held in countries that have currency controls and $73 million and $62 million, respectively, is retained within our international subsidiaries for their local operating requirements.

We plan to fund any international cash needs throughout the remainder of 2017 through cash flow from operations and cash held by our international entities, but if necessary, could fund such needs using cash from U.S. entities, subject to satisfying debt covenant restrictions.
Cash flows

	Nine months ended September 30,
Source/(use) (in millions)	2017	2016
Net cash provided by operating activities	$1,582	$1,660
Net cash used in investing activities	(1,057)	(338)
Net cash used in financing activities	(410)	(1,258)

Cash flows from operating activities

The chart below reconciles the change in operating cash flows for the nine months ended September 30, 2016 to September 30, 2017:

Source/(use) (in millions)	Nine months ended September 30, 2017
Net cash provided by operating activities, previous period	$1,660
Increases (decreases) in:
Net income, excluding other operating expenses and other income (expense)(a)	172
Depreciation and amortization	13
Working capital	(263)
Net cash provided by operating activities, end of period	$1,582

(a)	Excludes loss on debt extinguishment, stock-based compensation expense, deferred income tax benefit, and other non-cash items.
Cash flows provided by operating activities for the periods presented resulted from normal operating activities and reflect the timing of our working capital requirements.
Our operating cash flow is significantly impacted by our level of debt. Approximately $668 million and $759 million in cash interest was paid during the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash interest for the nine months ended September 30, 2017 compared to the same period in 2016 is due primarily to lower principal outstanding on long-term debt of $839 million and lower rates of approximately 57 basis points, partially offset by the timing of bond coupon payments in the previous year.
Refer to "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a detailed discussion on how a 100 basis point increase in the applicable London Interbank Offered Rate (LIBOR) index on an annualized basis would impact our annual interest expense.

The table below represents the working capital change for the the nine months ended September 30, 2017 compared to the same period in 2016:

	Nine months ended September 30,
Source/(use) (in millions)	2017	2016	Change
Accounts receivable, current and long-term (a)	$60	$115	$(55)
Other assets, current and long-term	8	20	(12)
Accounts payable and other liabilities, current and long-term (b)	(186)	5	(191)
Income tax accounts	(32)	(27)	(5)
Total working capital change	$(150)	$113	$(263)
(a) Decrease in source from accounts receivables was due to timing of receipts in GFS and GBS. GBS was impacted by a day shift since September 30, 2017 ended on a weekend versus September 30, 2016 ended on a weekday, offset partially by lower hardware lease receivables.
(b) Decrease is attributable to new MasterCard location fee, timing of payments related to Visa debit network fees, and an increase in ISO residual volumes.
Cash flows from investing activities

Net cash used in investing activities increased for the nine months ended September 30, 2017 compared to the same period in 2016 due to $848 million of cash paid for the acquisitions of Acculynk and CardConnect. These items were partially offset by $90 million of proceeds from the maturity of three net investment hedges and $88 million proceeds from dispositions of businesses.
Cash flows from financing activities

Net cash used in financing activities decreased for the nine months ended September 30, 2017 compared to the same period in 2016 due to business acquisitions.

Senior secured revolving credit facility and receivable securitization agreement

Refer to note 2 "Borrowings" in our unaudited financial statements in Part I of this Form 10-Q for detail on our senior secured revolving credit facility and receivable securitization agreement.

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
The chart below reconciles cash flow from operations to free cash flow for the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,
Source/(use) (in millions)	2017	2016	Change
Net cash provided by operating activities	$1,582	$1,660	$(78)
Capital expenditures	(390)	(351)	(39)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest and other	(113)	(363)	250
Free cash flow	$1,079	$946	$133
For the nine months ended September 30, 2017, net cash provided by operating activities decreased due to the items noted previously. "Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest and other" decreased due to$90 million received from the maturity of three net investment hedges in 2017, lower noncontrolling interest earnings, and the timing of distributions.

Letters, lines of credit, and other

	Total Available(a)		Total Outstanding
(in millions)	As of September 30, 2017	As of December 31, 2016	As of September 30, 2017	As of December 31, 2016
Letters of credit(b)	$250	$250	$44	$41
Lines of credit and other(c)	347	489	73	84

(a)	Total available without giving effect to amounts outstanding.

(b)
Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. The largest amount of letters of credit outstanding was approximately $44 million during the nine months ended September 30, 2017. All letters of credit expire on or prior to June 30, 2018 with a one-year renewal option. We expect to renew most of the letters of credit prior to expiration.

(c)
As of September 30, 2017, represents $338 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity. We cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, we had borrowings outstanding against them.

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
The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior notes, and senior subordinated notes. As of September 30, 2017, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $12.0 billion, Covenant EBITDA of $3.5 billion and a Ratio of 3.45 to 1.00.

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

The calculation of Covenant EBITDA under our senior secured facilities was as follows:

(in millions)	Last twelve months ended September 30, 2017
Net income attributable to First Data Corporation	$709
Interest expense, net	964
Income tax benefit	(42)
Depreciation and amortization	1,074
EBITDA	2,705

Loss on debt extinguishment	84
Stock-based compensation	232
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	204
Projected near-term cost savings and revenue enhancements(a)	105
Restructuring, net	61
Non-operating foreign currency losses	8
Investment gains	(7)
Equity entities taxes, depreciation and amortization(b)	14
Divestitures, net(c)	3
Other(d)	60
Covenant EBITDA	$3,469

(a)
Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives. We may not realize the anticipated cost savings pursuant to our anticipated timetable or at all.

(b)	Represents our proportional share of income taxes, depreciation, and amortization on equity method investments.

(c)
Reflects loss on divestiture of Australian ATM business reflected within "Other income" in the consolidated statements of operations in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2016.

(d)	Includes items such as pension losses, litigation and regulatory settlements, impairments, deal costs, and other as applicable to the period presented.
Off-Balance Sheet Arrangements

During the nine months ended September 30, 2017, there were no material changes in off-balance sheet arrangements from those reported as of December 31, 2016 in our Annual Report on Form 10-K for the year ended December 31, 2016.
Contractual Obligations

During the nine months ended September 30, 2017, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 31, 2016 in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Our interest rate-sensitive liabilities are our debt instruments. Our senior secured term loan facilities are subject to variable interest rates. As of September 30, 2017, we have $9.6 billion in variable rate debt, which includes $589 million on our accounts receivable securitization facility. Additionally, we have $4.3 billion in variable to fixed interest rate collar contracts, of which $1.5 billion expires in September 2018, $1.3 billion expires in January 2019, and the remaining $1.5 billion expires in September 2019. The interest rate collar contracts mitigate exposure to interest rate fluctuations, but are subject to contractual ceilings and floors. The interest rate collar contracts provide for interest rate protection if one month LIBOR rises above 150 basis points on the contracts expiring September 2018 and January 2019 and 175 basis points on the contracts expiring September 2019.

Based on the September 30, 2017 balances, a 100 basis point increase in short-term interest rates on an annualized basis compared to the interest rates as of September 30, 2017, which for the one month LIBOR was 1.2322%, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of $50 million. This decrease is due to a $64 million increase in interest expense related to our balance of variable interest rate debt, net of interest rate collar contracts partially offset by a $14 million increase in interest income primarily on settlement assets. A decrease in interest rates would result in an increase to pretax income. Actual interest rates could change significantly more than 100 basis points. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in an increase to pretax income of approximately $21 million. This increase results from a $23 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the twelve months preceding September 30, 2017, and a $2 million decrease related to foreign exchange on intercompany loans. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of September 30, 2017. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

In July 2017, we completed our acquisition of CardConnect, which is being integrated into our Global Business Solutions segment. As part of our ongoing integration activities, we are continuing to augment our company-wide controls to reflect the risks inherent in an acquisition. Also, in October 2017, we announced the closure of our Denver and Houston locations, which includes migration of a majority of our tax and treasury activities and Telecheck business as well as portions of other functions. These closures present transitional risks to maintaining adequate internal controls over financial reporting. Other than with respect to this acquisition and closures, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

FIRST DATA CORPORATION
(Registrant)

Date:	October 30, 2017	By	/s/ Himanshu A. Patel
Himanshu A. Patel
Executive Vice President, Chief Financial Officer
(principal financial officer)

Date:	October 30, 2017	By	/s/ Matthew Cagwin
Matthew Cagwin
Senior Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)