Form 10-Q
period 2018-03-31
FIRST DATA CORP
filed 2018-05-01
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at March 31, 2018
Class A Common Stock, $0.01 par value per share	485,170,696 shares
Class B Common Stock, $0.01 par value per share	443,844,872 shares

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

Forward-Looking Statements

Certain matters we discuss in this Form 10-Q and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA), earnings, margins, growth rates, and other financial results for future periods. By their nature, forward-looking statements speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results could differ materially and adversely from our forward-looking statements due to a variety of factors, including the following: (1) adverse impacts from global economic, political, and other conditions affecting trends in consumer, business, and government spending; (2) our ability to anticipate and respond to changing industry trends, including technological changes and increasing competition; (3) our ability to successfully renew existing client contracts on favorable terms and obtain new clients; (4) our ability to prevent a material breach of security of any of our systems; (5) our ability to implement and improve processing systems to provide new products, improve functionality, and increase efficiencies; (6) the successful management of our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (7) our successful management of credit and fraud risks in our business units and merchant alliances, particularly in the context of eCommerce and mobile markets; (8) consolidation among financial institution clients or other client groups that impacts our client relationships; (9) our ability to use our net operating losses without restriction to offset income for US tax purposes; (10) our ability to improve our profitability and maintain flexibility in our capital resources through the implementation of cost savings initiatives; (11) the acquisition or disposition of a material business or assets; (12) our ability to successfully value and integrate acquired businesses; (13) our high degree of leverage; (14) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (15) changes in the interest rate environment that increase interest on our borrowings or the interest rate at which we can refinance our borrowings; (16) the impact of new or changes in current laws, regulations, credit card association rules, or other industry standards; and (17) new lawsuits, investigations, or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, and various other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, including but not limited to, Item 1 - Business, Item 1A - Risk Factors, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as required by law, we do not intend to revise or update any forward-looking statement as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in millions, except per share amounts)	2018	2017
Revenues:
Revenues excluding reimbursable items(a)	$2,084	$1,882
Reimbursable items	198	919
Total revenues	2,282	2,801
Expenses:
Cost of revenues (exclusive of items shown below)	779	781
Selling, general, and administrative	647	525
Depreciation and amortization	250	228
Other operating expenses	60	22
Total expenses excluding reimbursable items	1,736	1,556
Reimbursable items	198	919
Total expenses	1,934	2,475
Operating profit	348	326
Interest expense, net	(233)	(233)
Loss on debt extinguishment	—	(56)
Other expense	(3)	(1)
Income before income taxes and equity earnings in affiliates	112	36
Income tax expense	27	12
Equity earnings in affiliates	49	55
Net income	134	79
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	33	43
Net income attributable to First Data Corporation	$101	$36

Net income attributable to First Data Corporation per share:
Basic	$0.11	$0.04
Diluted	$0.11	$0.04

Weighted-average common shares outstanding:
Basic	923	910
Diluted	946	931

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $51 million and $52 million for the three months ended March 31, 2018 and 2017, respectively.

The 2018 results include the impact of adopting ASC 606 and ASC 340-40 (collectively, the New Revenue Standard). Refer to note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to the Company's unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(in millions)	2018	2017
Net income	$134	$79
Other comprehensive income, net of tax:
Foreign currency translation adjustment	90	90
Derivative instruments	9	1
Total other comprehensive income, net of tax	99	91
Comprehensive income	233	170
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	37	46
Comprehensive income attributable to First Data Corporation	$196	$124

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions, except par value)	As of March 31, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$586	$498
Accounts receivable, net of allowance for doubtful accounts of $48 and $45	2,062	2,176
Settlement assets	17,547	20,363
Prepaid expenses and other current assets	295	335
Total current assets	20,490	23,372
Property and equipment, net of accumulated depreciation of $1,617 and $1,588	951	951
Goodwill	17,774	17,710
Customer relationships, net of accumulated amortization of $5,378 and $5,940	2,096	2,184
Other intangibles, net of accumulated amortization of $2,250 and $2,665	1,936	1,935
Investment in affiliates	1,067	1,054
Other long-term assets	1,101	1,063
Total assets	$45,415	$48,269
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,578	$1,659
Short-term and current portion of long-term borrowings	1,104	1,271
Settlement obligations	17,547	20,363
Total current liabilities	20,229	23,293
Long-term borrowings	17,908	17,927
Deferred tax liabilities	83	77
Other long-term liabilities	905	886
Total liabilities	39,125	42,183
Commitments and contingencies (See note 12)
Redeemable noncontrolling interest	78	72
First Data Corporation stockholders' equity:
Class A Common stock, $0.01 par value; 1,600 shares authorized as of March 31, 2018 and December 31, 2017, respectively; 498 shares and 492 shares issued as of March 31, 2018 and December 31, 2017, respectively; and 485 shares and 482 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	5	5
Class B Common stock, $0.01 par value; 523 shares authorized as of March 31, 2018 and December 31, 2017, respectively; 444 shares and 443 shares issued and outstanding as of March 31, 2018 and December 31, 2017	4	4
Preferred stock, $0.01 par value; 100 shares authorized as of March 31, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Class A Treasury stock, at cost, 14 shares and 11 shares as of March 31, 2018 and December 31, 2017, respectively	(202)	(149)
Additional paid-in capital	13,578	13,495
Accumulated loss	(8,971)	(9,059)
Accumulated other comprehensive loss	(1,049)	(1,144)
Total First Data Corporation stockholders' equity	3,365	3,152
Noncontrolling interests	2,847	2,862
Total equity	6,212	6,014
Total liabilities and equity	$45,415	$48,269
 See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$134	$79
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	271	258
Deferred income taxes	1	15
Charges related to other operating expenses and other income	63	23
Loss on debt extinguishment	—	56
Stock-based compensation expense	74	65
Other non-cash and non-operating items, net	3	9
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	136	136
Other assets, current and long-term	(14)	(26)
Accounts payable and other liabilities, current and long-term	(128)	(170)
Income tax accounts	(6)	(24)
Net cash provided by operating activities	534	421
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(70)	(58)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(69)	(59)
Acquisitions, net of cash acquired	(17)	—
Purchase of investments	(12)	—
Proceeds from the maturity of net investment hedges	26	—
Other investing activities, net	(1)	1
Net cash used in investing activities	(143)	(116)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(153)	119
Proceeds from issuance of long-term debt	—	1,300
Payment of call premiums and debt issuance cost	—	(57)
Principal payments on long-term debt	(53)	(1,456)
Payment of taxes related to settlement of equity awards	(56)	(60)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(52)	(43)
Other financing activities, net	10	10
Net cash used in financing activities	(304)	(187)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	—
Change in cash, cash equivalents and restricted cash	90	118
Cash, cash equivalents and restricted cash at beginning of period	525	414
Cash, cash equivalents and restricted cash at end of period	$615	$532
NON-CASH TRANSACTIONS
Capital leases, net of trade-ins	$15	$54
Other financing arrangements	$—	$100

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Stockholders
	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
(in millions)	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	482	$5	443	$4	11	$(149)	$13,495	$(9,059)	$(1,144)	$2,862	$6,014
Adoption of New Revenue Standard	—	—	—	—	—	—	—	(13)	—	—	(13)
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(44)	(44)
Net income(b)	—	—	—	—	—	—	—	101	—	25	126
Other comprehensive income	—	—	—	—	—	—	—	—	95	4	99
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	—	—	74	—	—	—	74
Stock activity under stock compensation plans and other	3	—	1	—	3	(53)	15	—	—	—	(38)
Balance, March 31, 2018	485	$5	444	$4	14	$(202)	$13,578	$(8,971)	$(1,049)	$2,847	$6,212

	First Data Corporation Stockholders
	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
(in millions)	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2016	368	$4	544	$5	5	$(61)	$13,210	$(10,524)	$(1,414)	$2,911	$4,131
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(35)	(35)
Net income (b)	—	—	—	—	—	—	—	36	—	35	71
Other comprehensive income	—	—	—	—	—	—	—	—	88	3	91
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	1	—	—	—	1
Stock compensation expense	—	—	—	—	—	—	65	—	—	—	65
Stock activity under stock compensation plans and other	6	—	—	—	4	(61)	14	—	—	—	(47)
Balance, March 31, 2017	374	$4	544	$5	9	$(122)	$13,290	$(10,488)	$(1,326)	$2,914	$4,277

(a)
The total distribution presented in the unaudited consolidated statements of equity for the three months ended March 31, 2018 and 2017 excludes $8 million and $8 million, respectively, in distributions paid to redeemable noncontrolling interest not included in equity.

(b)
The total net income presented in the unaudited consolidated statements of equity for the three months ended March 31, 2018 and 2017 is $8 million and $8 million different, respectively, than the amounts presented in the unaudited consolidated statements of operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Business Description

First Data Corporation (FDC or the Company) is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers. The Company provides merchant transaction processing and acquiring; credit, retail, and debit card processing; prepaid and payroll services; check verification; settlement and guarantee services; statement printing and remittance services; as well as solutions to help clients grow their businesses including the Company's Clover line of payment solutions and related applications.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Significant accounting policies disclosed herein have not changed, except for those disclosed below in the recently adopted section.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company, the consolidated results of the Company's operations, comprehensive income, consolidated cash flows and changes in equity as of and for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Presentation

Depreciation and amortization, presented as a separate line item on the Company’s unaudited consolidated statements of operations, does not include amortization of initial payments for new contracts which is recorded as contra-revenue within “Revenues excluding reimbursable items.” Also not included is amortization related to equity method investments which is netted within “Equity earnings in affiliates.”

The following table presents the amounts associated with such amortization for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in millions)	2018	2017
Amortization of initial payments for new contracts	$13	$19
Amortization related to equity method investments	8	11

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications

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

New Accounting Guidance

Recently Adopted Accounting Guidance

Stock-based Compensation

In May 2017, the FASB issued guidance that clarifies when changes to terms or conditions of a stock-based payment award must be accounted for as a modification. Under the new guidance, companies only apply modification accounting guidance if the fair value, vesting conditions or classification of an award changes. The guidance was adopted prospectively to awards modified on or after the adoption date. The Company adopted the new guidance on January 1, 2018. The impact of adoption on the Company's consolidated financial statements is dependent on future changes to share-based compensation awards.
Statement of Cash Flows

In November 2016, the FASB issued guidance that changes the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. Under the new guidance, companies are required to include restricted cash and restricted cash equivalents with the cash and cash equivalents line item when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Given this change, transfers between cash, cash equivalents, and restricted cash and cash equivalents are no longer reported as cash flow activities on the statement of cash flows. The guidance was applied using a retrospective transition method to each period presented. The Company adopted the new guidance on January 1, 2018 with no material impact to its statement of cash flows. For the three month ended March 31, 2018 and 2017, the Company held $29 million in restricted cash in both periods presented within "Other long-term assets" in the unaudited consolidated balance sheets.
Pension Costs

In March 2017, the FASB issued guidance that requires employers that sponsor defined benefit plans for pensions and/or other post-retirement benefits to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The Company adopted the new guidance on January 1, 2018, using a retrospective approach. The impact on the Company's financial statements for the three months ended March 31, 2018 and 2017 was an increase in operating expense and a decrease in "Interest expense, net" of $2 million and $1 million, respectively.
Derivatives and Hedging

In August 2017, the FASB issued guidance to simplify the current application of hedge accounting. This standard is intended to better align a company’s risk management strategies and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and more accurately presenting the economic effects in the financial statements. In addition, the new guidance establishes flexibility in the requirements to qualify and maintain hedge accounting. The Company adopted the new guidance on January 1, 2018 with no material impact to the Company’s consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition

In May 2014, the FASB issued ASC 606 and ASC 340-40 (collectively, the New Revenue Standard) that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in an exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The FASB has subsequently issued several amendments to the New Revenue Standard, including clarification on accounting for licenses, identifying performance obligations, and principal versus agent consideration (reporting revenue gross vs. net).

The Company adopted the New Revenue Standard using a modified retrospective basis on January 1, 2018 to all contracts that were not completed. The adoption resulted in a decrease to retained earnings of $13 million for the cumulative effect of applying the New Revenue Standard. This impact was principally driven by certain software arrangements being recognized sooner; changes related to costs to obtain customers, including the related amortization period; and the release of deferred revenue associated with Clover terminals that had previously lacked standalone value. Under the modified retrospective basis, the Company did not restate its comparative consolidated financial statements for these effects.

The following tables present the impact of adopting the New Revenue Standard on the Company’s unaudited consolidated financial statements for the three months ended March 31, 2018:

	Three months ended March 31, 2018
(in millions, except per share amounts)	As Reported	Adjustments	Balances Without Adoption of ASC 606
Revenues:
Revenues excluding reimbursable items	$2,084	$(43)	$2,041
Reimbursable items	198	818	1,016
Total revenues	2,282	775	3,057
Expenses:
Total expenses excluding reimbursable items	1,736	(34)	1,702
Reimbursable items	198	818	1,016
Total expenses	1,934	784	2,718
Operating profit	348	(9)	339
Interest expense, net	(233)	—	(233)
Other expense	(3)	—	(3)
Income before income taxes and equity earnings in affiliates	112	(9)	103
Income tax expense (benefit)	27	(2)	25
Equity earnings in affiliates	49	—	49
Net income	134	(7)	127
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	33	—	33
Net income attributable to First Data Corporation	$101	$(7)	$94

Net income attributable to First Data Corporation per share:
Basic	$0.11	$(0.01)	$0.10
Diluted	$0.11	$(0.01)	$0.10

The adoption of the New Revenue Standard had an immaterial impact on the Company’s unaudited consolidated balance sheet and unaudited consolidated statement of cash flows as of and for the three months ended March 31, 2018. Refer to note 3 "Revenue Recognition" to the Company's unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Guidance

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2: Borrowings

(in millions)	As of March 31, 2018	As of December 31, 2017
Short-term borrowings:
Foreign lines of credit and other arrangements	$164	$205
Senior Secured Revolving Credit Facility June 2, 2020 at LIBOR plus 3.50% or a base rate plus 2.50%	195	272
Receivable securitized loan at LIBOR plus 1.5% or a base rate equal to the highest of (i) the applicable lender's prime rate, or (ii) the federal funds rate plus 0.50%	563	600
Unamortized deferred financing costs(a)	(3)	(3)
Total short-term borrowings	919	1,074
Current portion of long-term borrowings:
Senior secured term loan facility due June 2020 at LIBOR plus 1.75% or a base rate plus 0.75%	78	78
Other arrangements and capital lease obligations	107	119
Total current portion of long-term borrowings	185	197
Total short-term and current portion of long-term borrowings	1,104	1,271
Long-term borrowings:
Senior secured term loan facility due April 2024 at LIBOR plus 2.25% or a base rate plus 1.25%	3,892	3,892
Senior secured term loan facility due July 2022 at LIBOR plus 2.25% or a base rate plus 1.25%	3,758	3,758
Senior secured term loan facility due June 2020 at LIBOR plus 1.75% or a base rate plus 0.75%	1,384	1,404
5.375% Senior secured first lien notes due 2023	1,210	1,210
5.0% Senior secured first lien notes due 2024	1,900	1,900
5.75% Senior secured second lien notes due 2024	2,200	2,200
7.0% Senior unsecured notes due 2023	3,400	3,400
Unamortized discount and unamortized deferred financing costs(a)	(117)	(123)
Other arrangements and capital lease obligations	281	286
Total long-term borrowings(b)	17,908	17,927
Total borrowings(c)	$19,012	$19,198

(a)
Unamortized deferred financing costs and certain lenders' fees associated with debt transactions were capitalized as discounts are amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the respective debt.

(b)
As of March 31, 2018 and December 31, 2017, the fair value of the Company's long-term borrowings was $18.0 billion and $18.2 billion, respectively. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.

(c)	The effective interest rate is not substantially different than the coupon rate on any of the Company's debt tranches.

Foreign Lines of Credit and Other Arrangements

As of March 31, 2018 and December 31, 2017, the Company had $374 million and $546 million, respectively, available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. As of March 31, 2018 and December 31, 2017, this includes a $165 million and $355 million, respectively, committed line of credit for one of the Company's consolidated alliances. The remainder of these arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the Euro. Of the amounts outstanding as of March 31, 2018 and December 31, 2017, $11 million and $15 million, respectively, were uncommitted. As of March 31, 2018 and December 31, 2017, the weighted average interest rate associated with foreign lines of credit and other arrangements was 2.9% for both periods presented.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Secured Revolving Credit Facility

The Company has a $1.25 billion senior secured revolving credit facility maturing on June 2, 2020 subject to certain earlier springing maturity provisions in certain circumstances. Up to $250 million of the senior secured revolving credit facility is available for letters of credit, of which $6 million and $29 million of letters of credit were issued under the facilities as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, $1.0 billion remained available.

Senior Unsecured Revolving Credit Facility

On December 14, 2017 the Company executed a $33 million senior unsecured revolving credit facility maturing December 20, 2019, available for letters of credit. As of March 31, 2018, the Company issued $30 million of letters of credit with an interest rate of 1.85%.

Receivable Securitization Agreement

The Company has a fully consolidated and wholly-owned subsidiary, First Data Receivables, LLC (FDR).  FDR and FDC entered into an agreement where certain wholly-owned subsidiaries of FDC agreed to transfer and contribute receivables to FDR. FDR’s assets are not available to satisfy obligations of any other entities or affiliates of FDC. FDR's creditors will be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to FDR’s equity holders. As of March 31, 2018, the maximum borrowing capacity, subject to collateral availability, under the agreement is $563 million. The term of the receivables securitization agreement is through June 2020. The receivables held by FDR are recorded within "Accounts receivable, net" in the Company's unaudited consolidated balance sheets.
Note 3: Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps:

1.	Identify the contract with a customer

2.	Identify the performance obligations in the contract

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations in the contract

5.	Recognize revenue when or as the entity satisfies a performance obligation
Revenue is recognized net of taxes collected from customers, which are subsequently remitted to governmental authorities. The Company has elected to present shipping and handling costs associated with its products as a cost of fulfilling the Company's promise to transfer its products and services.
Nature of Products and Services
Transaction and Processing Services
The majority of the Company’s revenues are comprised of: 1) fees calculated based on a percentage of dollar volume of transactions processed; 2) fees calculated based on number of transactions processed; 3) fees calculated based on number of accounts on file during a period; or 4) some combination thereof that are associated with transaction and processing services.
The Company typically contracts with financial institutions, merchants, or affiliates of those parties. Contracts stipulate the types of processing services and articulate how fees will be incurred and calculated.
The Company's core performance obligations are to stand ready to provide holistic electronic payment processing services consisting of a series of distinct elements that are substantially the same and have the same pattern of transfer over time. The Company’s promise to its customers is to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the customers’ use (i.e., number of payment transactions processed, number of cards on file, etc.); as such, the total transaction price is variable. The Company allocates the variable fees charged to the day in which it has the contractual right to bill under the contract.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue is comprised of fees charged to the Company's customers, net of interchange fees and assessments charged by the credit card associations and debit networks, which are pass-through charges collected on behalf of the card issuers and payment networks. Interchange fees and assessments charged by credit card and debit network fees to the Company’s consolidated subsidiaries were as follows for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(in millions)	2018	2017
Interchange fees and assessments	$6,476	$6,039
Debit network fees(a)	818	745
(a) Prior to the adoption of the New Revenue Standard, debit network fees were reported gross.
Hardware Revenues
The Company may sell or lease hardware (POS devices) and other peripherals as part of its contract with customers. Hardware typically consists of terminals or Clover devices. The Company does not manufacture hardware, but purchases hardware from third-party vendors and holds the hardware in inventory until purchased by a customer. The Company accounts for hardware as a separate performance obligation and recognizes the revenue at its standalone selling price when the customer obtains control of the hardware.
Professional Services Revenues
The Company’s professional services generally consist of professional services sold as part of a new or existing agreement or sold as a separate service. The Company’s professional services may or may not be considered distinct based on the nature of the services being provided. Professional services are recognized over time as control is transferred to the customer, either as the professional services are performed or as the services from a combined performance obligation are transferred to the customer (over the term of the related transaction and processing agreement).
Other
Other revenues principally include software licensing (fixed and usage based) and maintenance as well as interest on hardware leases. The Company's software licensing and maintenance is considered distinct and is generally recognized over the implementation period and over time, respectively, at their standalone selling prices.
Contracts with Multiple Performance Obligations
The Company’s contracts with its customers can consist of multiple performance obligations, for example in the case of hardware sold with transaction and processing services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the customer class.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue
The following tables present revenues disaggregated by primary geographical regions and product types for the three months ended March 31, 2018:

	Three months ended March 31, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Total
North America	$1,033	$423	$351	$1,807
EMEA	162	112	2	276
LATAM	87	31	—	118
APAC	48	31	2	81
Total Revenue(a)(b)	$1,330	$597	$355	$2,282

Three months ended March 31, 2018
(in millions)	Total
Transaction and processing services	$2,011
Hardware, Professional Services, and Other	271
Total Revenue(a)	$2,282
(a) Refer to note 6 "Segment Information" of these unaudited consolidated financial statements for the reconciliation to segment revenues.
(b) Global Business Solutions includes non wholly-owned entities and Global Financial Solutions includes reimbursable items, which includes postage and customized orders.
Contract Balances
Accounts Receivable and Leasing Receivables
Accounts receivable balances are stated net of allowance for doubtful accounts. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. Long-term accounts receivable balances are included in “Other long-term assets” in the unaudited consolidated balance sheets.
The Company has receivables associated with its POS terminal leasing businesses. Leasing receivables are included in “Accounts receivable” and “Other long-term assets” in the unaudited consolidated balance sheets. The Company recognizes interest income on its leasing receivables using the effective interest method. For direct financing leases, the interest rate used incorporates initial direct costs included in the net investment in the lease. For sales type leases, initial direct costs are expensed as incurred.
As of March 31, 2018 and December 31, 2017, long-term accounts receivable, net of allowance for doubtful accounts, included within “Other long-term assets” in the unaudited consolidated balance sheets was $399 million and $401 million, respectively.
Contract liabilities
The Company records deferred revenue when it receives payments or invoices in advance of delivery of products or the performance of services. A significant portion of this balance relates to service contracts where the Company received payments for upfront conversions/implementation type activities of which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term or a longer period if it provides the customer with a material right.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the changes in deferred revenue for the three months ended March 31, 2018:

(in millions)	Three months ended March 31, 2018
Balance, beginning of the period	$344
New Revenue Standard adjustments	(39)
Deferral of revenue	58
Recognition of unearned revenue	(59)
Other (primarily foreign currency)	5
Balance, end of period	$309
Remaining Performance Obligation
Over 95% of the Company’s performance obligations relate to transaction and processing services or hardware that are subject to a practical expedient (e.g., variable consideration) or point in time recognition, respectively. The Company's contracts with customers typically do not specify fixed revenues to be realized. Certain customer contracts contain fixed minimums and non-refundable up-front fees (fixed price guarantees). However, the amounts which are considered fixed price guarantees are not material to total consolidated revenue. The Company's contracts with Small Medium Business (SMB) merchants have an original expected duration of less than one year. Larger contracts in the Global Business Solutions, Global Financial Solutions, and Network & Security Solutions segments typically have contractual terms ranging from one to fifteen years with variability being resolved on a daily basis.
Costs to Obtain and Fulfill a Contract
The Company capitalizes initial payments for new contracts and contract renewals. These costs are amortized as a reduction of revenue over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of March 31, 2018 and December 31, 2017, the Company had $166 million and $145 million, respectively, of capitalized contract costs included with Other Intangibles, net. For the three months ended March 31, 2018 and 2017, the Company had $13 million and $19 million, respectively, of amortization expense related to these costs.
The Company generally expenses sales commissions as incurred, as the Company's commission plans are paid on recurring monthly revenues, portfolios of existing customers or have a substantive stay requirement prior to payment.
The Company capitalizes conversion related costs associated with enabling customers to receive its processing services. These costs are amortized over the expected benefit period of seven years based on the related services being provided, and are reflected within “Depreciation and amortization” in the Company's unaudited consolidated statement of operations. As of March 31, 2018 and December 31, 2017, the Company had $156 million and $160 million, respectively, of capitalized conversion costs included with Other Intangibles, net. For the three months ended March 31, 2018 and 2017, the Company had $10 million and $7 million, respectively, of amortization expense related to these costs.
Note 4: Stock Compensation Plans
The Company provides stock-based compensation awards to its employees. Total stock-based compensation expense recognized in the "Cost of revenues" and “Selling, general, and administrative” line items of the unaudited consolidated statements of operations resulting from stock options, non-vested restricted stock awards, and non-vested restricted stock units was as follows for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in millions)	2018	2017
Cost of revenues	$16	$19
Selling, general, and administrative	58	46
Total stock-based compensation expense	$74	$65

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's employees are granted restricted stock awards or units on an annual basis, which generally vest 20% on the first anniversary, 40% on the second anniversary, and the remaining 40% on the third anniversary. For the three months ended March 31, 2018, 9 million restricted stock awards and units were granted at a weighted average price per share of $15.37. For the three months ended March 31, 2017, 9 million restricted stock awards and units were granted at a weighted average price per share of $15.31.

As of March 31, 2018, there was $37 million and $405 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards and units, respectively.

For the three months ended March 31, 2018 and 2017, the Company paid approximately $56 million and $60 million, respectively, of taxes related to the net settlement of vested equity awards.

For additional information on the Company’s stock compensation plans, refer to note 4 “Stock Compensation Plans” in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Note 5: Net Income Attributable to First Data Corporation Per Share
Basic net income per share is calculated by dividing net income attributable to FDC by the weighted-average shares outstanding during the period, without consideration for any potential dilutive shares. Diluted net income per share has been computed to give effect to the impact, if any, of shares issuable upon the assumed exercise of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in net income per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. Both Class A and B common stock are included in the net income attributable to First Data Corporation per share calculation since they have the same rights other than voting.
The following table sets forth the computation of the Company's basic and diluted net income attributable to First Data Corporation per share for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in millions, except per share amounts)	2018	2017
Numerator:
Net income attributable to First Data Corporation	$101	$36

Denominator:
Weighted average shares used in computing net income per share, basic	923	910
Effect of dilutive securities	23	21
Total dilutive securities	946	931

Net income attributable to First Data Corporation per share:
Basic	$0.11	$0.04
Diluted	$0.11	$0.04

Anti-dilutive shares excluded from diluted net income per share(a)	11	13

(a)	Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for all periods presented.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6: Segment Information

For a detailed discussion of the Company’s accounting principles and its reportable segments refer to note 7 “Segment Information” in the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Prior to January 1, 2018, the Company presented segment revenues net of certain items including revenue-based commission payments to Independent Sales Organizations (ISOs) and sales channels. The Company is no longer excluding ISO commissions from segment revenue as this change enhances the consistency of accounting methodologies amongst the Company's various distribution channels in the Global Business Solutions segment. This change in segment reporting has been applied retrospectively. Under the retrospective approach, the Company adjusted the prior period results presented in these unaudited consolidated financial statements.

The following tables present the Company’s reportable segment results for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Total revenues	$1,310	$401	$362	$—	$2,073
Equity earnings in affiliates	8	(1)	—	—	7
Total segment revenues	$1,318	$400	$362	$—	$2,080
Depreciation and amortization	$125	$88	$29	$—	$242
Segment EBITDA	434	166	175	(45)	730

	Three months ended March 31, 2017
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Total revenues	$1,109	$393	$361	$—	$1,863
Equity earnings in affiliates	9	—	—	—	9
Total segment revenues	$1,118	$393	$361	$—	$1,872
Depreciation and amortization	$106	$85	$30	$1	$222
Segment EBITDA	382	154	156	(42)	650

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of reportable segment amounts to the Company’s consolidated balances for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in millions)	2018	2017
Total segment revenues	$2,080	$1,872
Adjustments:
Non wholly-owned entities(a)	4	10
Reimbursable items(b)	198	919
Consolidated revenues	$2,282	$2,801

Total segment EBITDA	$730	$650
Adjustments:
Non wholly-owned entities(a)	18	6
Depreciation and amortization	(250)	(228)
Interest expense, net	(233)	(233)
Loss on debt extinguishment	—	(56)
Other items(c)	(63)	(26)
Stock-based compensation	(74)	(65)
Income tax expense	(27)	(12)
Net income attributable to First Data Corporation	$101	$36

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

(b)	Reimbursable items for the three months ended March 31, 2018 reflect adoption of the New Revenue Standard.

(c)
Includes restructuring, non-normal course litigation and regulatory settlements, debt issuance expenses, deal and deal integration costs, and “Other expense" as presented in the unaudited consolidated statements of operations, which includes divestitures, derivative gains (losses), non-operating foreign currency gains (losses), and other, as applicable to the periods presented.

The following table presents a reconciliation of reportable segment depreciation and amortization expense to the Company’s consolidated balances in the unaudited consolidated statements of cash flows for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in millions)	2018	2017
Segment depreciation and amortization	$242	$222
Adjustments for non wholly-owned entities	16	17
Amortization of initial payments for new contracts(a)	13	19
Total consolidated depreciation and amortization per unaudited consolidated statements of cash flows	271	258
Amortization of equity method investments(b)	(8)	(11)
Amortization of initial payments for new contracts(a)	(13)	(19)
Total consolidated depreciation and amortization per unaudited consolidated statements of operations	$250	$228

(a)	Included in "Revenues excluding reimbursable items" as contra-revenue in the Company's unaudited consolidated statements of operations.

(b)	Included in "Equity earnings in affiliates" in the Company's unaudited consolidated statements of operations.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7: Income Taxes
The following table presents the Company's income tax expense and effective income tax rate for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in millions)	2018	2017
Income tax expense	$27	$12
Effective income tax rate	17%	13%

The effective tax rate for the three months ended March 31, 2018 was lower than the statutory rate due to $21 million benefit attributed to equity compensation related tax benefits, reductions to the liability for unrecognized tax benefits, the recording of tax benefits associated with the 2017 research and development credit along with a favorable adjustment for noncontrolling interests from pass through entities. These benefits were partially offset by expenses associated with state income taxes, taxation of the Company's U.K. operations in both the U.S. and the U.K., disallowed executive compensation deductions, and the taxable inclusion associated with global intangible low-taxed income (GILTI).

The effective tax rate for the three months ended March 31, 2017 was different from the statutory tax rate as a result of the Company recording tax expense on its foreign earnings, but not on its domestic earnings, as a result of the valuation allowance recorded in the U.S. The Company’s tax expense was also impacted by the Company not recording tax expense on noncontrolling interests from pass through entities.

The primary driver of the increased tax rate from 2017 to 2018 is the release of the valuation allowance against the net deferred tax assets in the U.S. federal and certain state jurisdictions in Q4 of 2017.

At March 31, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Tax Cuts and Jobs Act (the 2017 Tax Act). During 2017, the Company made reasonable estimates of the effects on its existing deferred tax balances, valuation allowance assessment for certain tax assets and the one-time transition tax. These estimates were not adjusted during the quarter ended March 31, 2018, although they remain subject to change as the Company obtains the information necessary to complete the calculations or refines its interpretations of the application of the 2017 Tax Act.

The Company's liability for unrecognized tax benefits was approximately $211 million as of March 31, 2018. The Company anticipates it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $133 million over the next twelve months beginning March 31, 2018 as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries and the lapse of the statute of limitations in various state and foreign jurisdictions.
Note 8: Redeemable Noncontrolling Interest

One of the Company's noncontrolling interests is redeemable at the option of the holder and is presented outside of equity and carried at its estimated redemption value.

The following table presents a summary of the redeemable noncontrolling interest activity during the three months ended March 31, 2018 and 2017:

(in millions)	2018	2017
Balance as of January 1,	$72	$73
Distributions	(8)	(8)
Share of income	8	8
Adjustment to redemption value of redeemable noncontrolling interest	6	(1)
Balance as of March 31,	$78	$72

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9: Other Operating Expenses

The following table details the components of "Other operating expenses" in the unaudited consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in millions)	2018	2017
Restructuring, net	$32	$23
Deal and deal integration costs	7	—
Customer related costs	20	—
Other	1	(1)
Other operating expenses	$60	$22

Restructuring

During the three months ended March 31, 2018 and 2017, the Company recorded restructuring charges in connection with ongoing expense management initiatives. The Company has ongoing initiatives, which are expected to result in $25 million in additional restructuring costs over the next twelve months. The Company continues to evaluate operating efficiencies and could incur further restructuring costs beyond these initiatives.

A summary of net pretax charges incurred by segment was as follows for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in millions)	2018	2017
Global Business Solutions	$5	$9
Global Financial Solutions	2	4
Network & Security Solutions	16	2
Corporate	9	8
Restructuring, net	$32	$23

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2018:

(in millions)	Employee Severance	Other
Remaining accrual as of January 1, 2018	$21	$—
Employee expense	22	—
Loss on disposal of property and equipment, net	—	10
Cash payments and other	(18)	(6)
Remaining accrual as of March 31, 2018	$25	$4

Deal and Deal Integration Costs

Over the past 12 months, the Company completed several acquisitions, the two largest of which were CardConnect and BluePay. In connection with these acquisitions, the Company incurred $7 million in deal and deal integration costs for the three months ended March 31, 2018.
Note 10: Acquisitions and Dispositions
GreekBill Acquisition

In January 2018 the Company acquired 100% of GreekBill, a web-based billing and financial management company catering exclusively to fraternities and sororities. The purchase price was approximately $17 million and GreekBill is reported as part of

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Company's Global Business Solutions segment. The acquisition of GreekBill had an immaterial impact on revenue and EBITDA.
Note 11: Derivative Financial Instruments

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

The Company held the following derivative instruments as of March 31, 2018 and December 31, 2017:

		As of March 31, 2018			As of December 31, 2017
(in millions)	Notional Currency	Notional Value	Assets(a)	Liabilities(a)	Notional Value	Assets(a)	Liabilities(a)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts(b)	AUD	—	$—	$—	100	$28	$—
Foreign exchange contracts	EUR	915	—	105	915	—	76
Foreign exchange contracts	GBP	150	—	13	150	—	6
Foreign exchange contracts	CAD	95	—	—	95	—	2
			—	118		28	84
Derivatives designated as cash flow hedges:
Interest rate collar contracts	USD	4,300	22	—	4,300	12	—
			$22	$118		$40	$84

(a)
The Company's derivatives are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b) The cross-currency swap with a notional value of AUD 100 million matured on January 18, 2018 and the Company received $26 million.

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

As of March 31, 2018, the Company has not posted any collateral related to any of its derivative financial instruments.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Instruments on the Unaudited Consolidated Financial Statements

Derivative gains and (losses) were as follows for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018		2017
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:
(Loss) recognized in "Foreign currency translation adjustment" in the unaudited consolidated statements of comprehensive income (effective portion)	$—	$(30)	$—	$(14)
Gain recognized in "Derivative instruments" in the unaudited consolidated statements of comprehensive income (effective portion)	9	—	1	—

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in millions, after tax)	2018	2017
Accumulated gain included in other comprehensive income at beginning of period	$121	$177
Decrease in fair value of derivatives that qualify for hedge accounting, net of tax(a) (b)	(16)	(13)
Accumulated gain included in other comprehensive income at end of period	$105	$164

(a)	(Losses) gains are included in "Derivative instruments" and “Foreign currency translation adjustment” in the unaudited consolidated statements of comprehensive income.
(b) Net of $5 million and $0 tax benefit for the three months ended March 31, 2018 and 2017, respectively.
Note 12: Commitments and Contingencies

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

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) merchant matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee and collection activities or other claims arising from its merchant business; and (3) other matters which may include issues such as employment and indemnification obligations to purchasers of former subsidiaries. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $5 million for patent infringement, $0 to $165 million for merchant matters, and $0 to $5 million for other matters, resulting in a total estimated range of possible losses of $0 to $175 million for all of the matters described above.

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
(Unaudited)

Note 13: Investment in Affiliates

Segment results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

As of March 31, 2018, the Company had one unconsolidated significant subsidiary that was not required to be consolidated, but represents more than 20% of the Company’s pretax income. Summarized unaudited financial information for the affiliate is presented below for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in millions)	2018	2017
Net operating revenues	$195	$208
Operating expenses	101	98
Operating income	$94	$110
Net income	$94	$110
FDC equity earnings	33	38
Note 14: Subsequent Events

On April 24, 2018, the Company and the Internal Revenue Service reached an agreement regarding the audit of its federal tax returns for the years 2005-2007, which will result in a $117 million income tax benefit. The Company will record this income tax benefit in the second quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management's discussion and analysis should also be read in conjunction with the management's discussion and analysis and consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2018.

Year over year percent changes are calculated on whole-dollar values as management views this as a more accurate representation of our performance. As such, the values herein may not recalculate due to rounding.
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

Components of Revenue

We generate revenue by providing commerce-enabling solutions. Our major components of revenue have not changed from those discussed within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Key factors affecting the comparability of our results of operations are summarized below.

Accounting Guidance

On January 1, 2018, we adopted ASC 606 and ASC 340-40 (collectively, the New Revenue Standard) to revenue recognition. The New Revenue Standard was applied modified retrospectively beginning January 1, 2018.

Currency Impact

Although the majority of our revenue is earned in U.S. dollars, a portion of our revenues and expenses are in foreign currencies. As a result, changes in foreign currencies against the U.S. dollar can impact our results of operations. Additionally, we have intercompany debts in foreign currencies, which impacts our results of operations. In recent periods, the U.S. dollar has fluctuated versus most foreign currencies, which has impacted our revenues generated in foreign currencies as presented in U.S. dollars in our unaudited consolidated financial statements. We believe the presentation of constant currency provides relevant information and we use this non-GAAP financial measure to, among other things, evaluate our ongoing operations in relation to foreign currency fluctuations. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our related financial results prepared in accordance with Generally Accepted Accounting Principles (GAAP). For additional information on our constant currency calculation, see “Segment Results” within this Form 10-Q.

Acquisitions and Divestitures

Acquisitions and divestitures over the past year have affected the comparability of our results. The largest acquisitions in 2017, CardConnect and BluePay, are being integrated into our Global Business Solutions segment and the results for the current period are included within the segment results.
Results of Operations
Consolidated results should be read in conjunction with note 6 "Segment Information" to our unaudited consolidated financial statements in Part I of this Form 10-Q, which provides more detailed discussions concerning certain components of our unaudited consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated within the consolidated results.
Overview

The chart below reconciles Net income attributable to First Data Corporation for the three months ended March 31, 2017 to March 31, 2018:

(in millions)	Three months ended March 31,
Net income attributable to First Data Corporation ending March 31, 2017	$36
Better (worse):
Revenues excluding reimbursable items(a)	185
Cost of revenues(a)	(22)
Selling, general, and administrative(a)	(76)
Depreciation and amortization(a)	(24)
Other operating expenses	(38)
Loss on debt extinguishment	56
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	10
Income tax	(15)
New Revenue Standard	(3)
Other miscellaneous, net	(8)
Net income attributable to First Data Corporation ending March 31, 2018	$101

(a)	Exclusive of New Revenue Standard.
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

The business segment measurements provided to and evaluated by the chief operating decision maker are computed in accordance with the principles listed below:

•	The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

•	Intersegment revenues are eliminated in the segment that sells directly to the end market.

•	Segment revenue excludes reimbursable items.

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

Operating revenues overview

	Three months ended March 31,
(in millions)	2018	2017	Percent Change	Reported Constant Currency Percent Change
Consolidated revenues	$2,282	$2,801	(19)%	(19)%
Adjustments:
Non-wholly owned entities	(4)	(10)	(60)%	(90)%
Reimbursable items	(198)	(919)	(78)%	(78)%
Total segment revenues	$2,080	$1,872	11%	10%

(in millions)	2018	2017	Percent Change	Organic Constant Currency Percent Change
Segment revenues:
Global Business Solutions	$1,318	$1,118	18%	7%
Global Financial Solutions	400	393	2%	1%
Network & Security Solutions	362	361	—%	7%
NM represents not meaningful

Global Business Solutions segment results
The following table displays total segment revenue by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth for the periods presented:

	Three months ended March 31, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Acquisitions(b)	Core Growth		Currency Impact(c)	Three months ended March 31, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
(in millions)
Revenues:
North America	$880	$26	$906	$71	$36	(e)	$1	$1,014	15%	4%
EMEA	140	1	141	—	7	(f)	20	168	20%	4%
APAC	39	—	39	—	6	(g)	3	48	21%	15%
LATAM	59	5	64	—	33	(h)	(9)	88	49%	52%
Total segment revenue	$1,118	$32	$1,150	$71	$82		$15	$1,318	18%	7%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
North America revenue was impacted by acquisitions of CardConnect in July 2017 and BluePay in December 2017. See note 12 "Acquisitions and Dispositions" in Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

(c)
Currency impact is the difference between the current year's actual results and the same year's results converted with the prior year's foreign exchange rate. Constant currency percentage change is a measure of revenue growth before foreign currency impact.

(d)
Organic constant currency growth is defined as reported growth adjusted for the following: excludes the impacts of year-over-year currency rate changes in the current period; includes the results of significant acquisitions in the prior year period; and is adjusted to retrospectively apply the New Revenue Standard to the prior year period.

(e)	North America revenue increased due to transaction volume and hardware revenue of $37 million and $8 million, respectively, offset by decline in our alliances.

(f)	EMEA revenue increased due to growth in United Kingdom of $6 million.

(g)	APAC revenue increased due to growth in South Korea and India of $2 million and $3 million, respectively.

(h)	LATAM revenue increased due to sales volumes of $16 million in Brazil and $16 million in Argentina.
The following table displays total merchant transactions for the periods presented:

	Three months ended March 31,
(in millions)	2018	2017	Percent Change
Key indicators:
North America merchant transactions(a)	12,121	11,483	6%
International merchant transactions(b)	2,497	2,227	12%

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

North America transactions increased for the three months ended March 31, 2018, compared to the same periods in 2017, driven by growth in existing clients. The transaction volumes for the three months ended March 31, 2018 and 2017 were not impacted by the 2017 acquisitions of CardConnect and BluePay as the vast majority of their transactions were processed on the First Data platforms prior to the acquisition. International transaction growth for the three months ended March 31, 2018 compared to the same periods in 2017 outpaced revenue growth due to significant transaction growth in our Brazil acquiring business and new portfolios of existing clients throughout all of our international regions.

Global Financial Solutions segment results
The following table displays total segment revenue for the three months ended March 31, 2018 and 2017 by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth:

	Three months ended March 31, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Dispositions(b)	Core Growth (Decline)		Currency Impact(c)	Three months ended March 31, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
(in millions)
Revenues:
North America	$236	$(2)	$234	$—	$(6)	(e)	$—	$228	(3)%	(2)%
EMEA	101	(1)	100	(6)	3	(f)	13	110	9%	5%
APAC	23	(2)	21	—	9	(g)	1	31	32%	39%
LATAM	33	4	37	—	(4)	(h)	(2)	31	(6)%	(11)%
Total segment revenue	$393	$(1)	$392	$(6)	$2		$12	$400	2%	1%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Business disposition of Lithuania, Latvia and Estonia (i.e. the Baltics) in September 2017. See note 12 "Acquisitions and Dispositions" in Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

(c)
Currency impact is the difference between the current year's actual results and the same year's results converted with the prior year's foreign exchange rate. Constant currency percentage change is a measure of revenue growth before foreign currency impact.

(d)
Organic constant currency growth is defined as reported growth adjusted for the following: excludes the impacts of year-over-year currency rate changes in the current period; excludes the results of significant dispositions in the prior year period; and is adjusted to retrospectively apply the New Revenue Standard to the prior year period.

(e)	North America revenue decreased due to growth in net new business of $3 million, offset by compression due to client renewals and lower plastics volumes of $7 million and $2 million, respectively.

(f)	EMEA revenue increased due to license resolution fees.

(g)	APAC revenue increased due to $3 million in new license sales, $3 million of new business, and higher professional services revenue of $3 million.

(h)	LATAM revenue decreased due to growth in new and existing business in Argentina and Colombia of $4 million, offset by prior year license resolution fees of $8 million.
The following table displays total card accounts on file for the periods presented:

	Three months ended March 31,
(in millions)	2018	2017	Percent Change
Key indicators:
North America card accounts on file(a)	908	867	5%
International card accounts on file(b)	179	156	15%

(a)	North America card accounts on file reflect the total number of bankcard credit and retail credit accounts as of the end of the periods presented.

(b)	International card accounts on file reflect total bankcard and retail accounts outside the United States and Canada as of the end of the periods presented.

North America card accounts on file increased for the three months ended March 31, 2018 compared to the same period in 2017 due to growth in existing clients. International card accounts on file increased for the three months ended March 31, 2018 compared to the same period in 2017 due to growth in existing clients and new business.

Network & Security Solutions segment results
The following table displays total revenue by product. Our Network & Security Solutions segment is comprised of more than 95% domestic businesses with no material foreign exchange impact on reported results.

	Three months ended March 31, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Dispositions(b)	Core Growth (Decline)		Three months ended March 31, 2018	Reported Percent Change	Organic Constant Currency Percent Change(c)
(in millions)
Revenues:
EFT Network	$115	$—	$115	$—	$5	(d)	$120	5%	5%
Stored Value Network	89	(16)	73	—	11	(e)	84	(6)%	15%
Security and Fraud	106	2	108	—	4	(f)	112	6%	4%
Other	51	—	51	(7)	2		46	(10)%	5%
Total segment revenue	$361	$(14)	$347	$(7)	$22		$362	—%	7%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Represents adjustment to exclude net revenue associated with business that was contributed to our digital banking joint venture with Live Oak on October 2, 2017 offset by our 50% of the joint ventures revenue. See note 12 "Acquisitions and Dispositions" in Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

(c)
Organic constant currency growth is defined as reported growth adjusted for the following: excludes the results of significant dispositions in the prior year period and is adjusted to retrospectively apply New Revenue Standard to the prior year period.

(d)	EFT Network revenue increased due to transaction growth.

(e)	Stored Value Network revenue increased due to higher rate and volume of $3 million and $8 million, respectively.

(f)	Security and Fraud revenue increased due to growth in our Security and Fraud product categories of $8 million, offset by declines within the TeleCheck business of $4 million.
The following table displays total network transactions the periods presented:

	Three months ended March 31,
(in millions)	2018	2017	Percent Change
Key indicators:
Network transactions (EFT Network and Stored Value)(a)	5,950	5,114	16%

(a)	Network transactions include the debit issuer processing transactions, STAR Network issuer transactions, Payroll and Gift Solutions and POS transactions.

Reimbursable items

Reimbursable items revenues and expenses decreased $721 million for the three months ended March 31, 2018 compared to the same period in 2017 due to the adoption of the New Revenue Standard which went into effect on January 1, 2018 changing the financial presentation of reimbursable debit network fees from a gross to net presentation.

Operating expenses overview

	Three months ended March 31,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change
Cost of revenues (exclusive of items shown below)	$779	$781	—%	(2)%
Selling, general, and administrative	647	525	23%	22%
Depreciation and amortization	250	228	10%	8%
Other operating expenses	60	22	173%	173%
Total expenses (excluding reimbursable items)	1,736	1,556	12%	10%
Reimbursable items	198	919	(78)%	(78)%
Total expenses	$1,934	$2,475	(22)%	(23)%

Cost of revenues

	Three months ended March 31,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change
Salaries, wages, and bonus	$371	$380	(2)%
Stock-based compensation	16	19	(16)%
Outside professional services(a)	60	63	(5)%
Cost of products sold(b)	82	80	3%
Software, telecommunication infrastructure, and repairs	93	95	(2)%
Other(c)	157	144	9%
Cost of revenues expense	$779	$781	—%	(2)%

(a)	Decrease due to $16 million impact of adoption of the New Revenue Standard offset by increase in consulting fees.

(b)
Increase due to $14 million from increased hardware revenue offset by $12 million in 2017 Clover expense which was impacted by certain changes in accounting for Clover terminals due to adopting the New Revenue Standard. See note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(c)	Increase was related to plastic cost of $7 million and impact from the adoption of the New Revenue Standard.

Selling, general, and administrative

	Three months ended March 31,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change
Sales and distribution incentives(a)	$302	$203	49%
Salaries, wages, bonus, and other	177	176	1%
Stock-based compensation(b)	58	46	26%
Professional services (c)	33	23	43%
Other	77	77	—%
Selling, general, and administrative expense	$647	$525	23%	22%

(a)	Increase was related to adoption of the New Revenue Standard of $45 million, acquisition of CardConnect and BluePay of $35 million, and growth in business.

(b)
The three months ended March 31, 2018 increased due to equity awards granted as a result of the CardConnect and BluePay acquisitions and retention awards to FDC's executive management during the second half of 2017.

(c)	Increase was related to acquisitions of CardConnect and BluePay of $2 million and higher legal fees.

Depreciation and amortization

	Three months ended March 31,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change
Depreciation expense	$82	$76	8%
Amortization expense	168	152	11%
Depreciation and amortization(a)	$250	$228	10%	8%

(a)
The increase in the three months ended March 31, 2018 includes $23 million related to the acquisition of CardConnect and BluePay partially offset by a reduction in amortization expense on intangibles arising from the KKR acquisition of First Data.

Other operating expenses

	Three months ended March 31,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change
Restructuring, net(a)	$32	$23	39%
Deal and deal integration costs(a)	7	—	NM
Customer related costs	20	—	NM
Other	1	(1)	NM
Other operating expenses	$60	$22	173%	173%

(a)	Refer to note 9 "Other operating expenses" to our unaudited consolidated financial statements in Part I of this Form 10-Q for details regarding other operating expenses.

Interest expense, net

	Three months ended March 31,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change
Interest expense, net(a)	$233	$233	—%	—%

(a)	Refer to note 2 "Borrowings" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

Loss on debt extinguishment

	Three months ended March 31,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change
Loss on debt extinguishment	$—	$(56)	NM	NM

Other expense

	Three months ended March 31,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change
Non-operating foreign currency (loss) gain	$(3)	$(1)
Other expense	$(3)	$(1)	NM	NM

Income taxes

Refer to note 7 "Income Taxes" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

Equity earnings in affiliates

	Three months ended March 31,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change
Equity earnings in affiliates(a)	$49	$55	(11)%	(11)%

(a)
Balance relates to the earnings of our unconsolidated merchant alliance partnerships. Decrease for the three months ended March 31, 2018 compared to the same periods in 2017 due to a decline in our North American joint venture partners mainly due to declines in sales and margin erosion.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Three months ended March 31,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change
Net income attributable to noncontrolling interests and redeemable noncontrolling interest(a)	$33	$43	(23)%	(26)%

(a)
Balance relates to the interest of our merchant partners in our consolidated merchant alliances. Decrease for the three months ended March 31, 2018 compared to the same periods in 2017 driven by an assessment from Visa and MasterCard related to a former merchant.

Segment EBITDA Overview
The following table displays Segment EBITDA by segment for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in millions)	2017	New Revenue Standard Adjustments(a)	As Adjusted	Acquisitions\ Dispositions(b)	Core Growth (Decline)	Currency Impact(c)	Three months ended March 31, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
Segment EBITDA:
Global Business Solutions	$382	$(8)	$374	$20	$38	$2	$434	14%	10%
Global Financial Solutions	154	—	154	(2)	11	3	166	8%	6%
Network & Security Solutions	156	—	156	—	19	—	175	13%	13%
Corporate	(42)	—	(42)	—	(3)	—	(45)	(7)%	(7)%
Total Segment EBITDA (Non-GAAP)	$650	$(8)	$642	$18	$65	$5	$730	12%	10%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)	EBITDA was impacted by acquisitions and dispositions. See acquisitions and dispositions previously discussed above.

(c)
Currency impact is the difference between the current year's actual results and the same year's results converted with the prior year's foreign exchange rate. Constant currency percentage change is a measure of revenue growth before foreign currency impact.

(d)
Organic constant currency growth is defined as reported growth adjusted for the following: excludes the impacts of year-over-year currency rate changes in the current period; includes the results of significant acquisitions in the prior year period; excludes the results of significant dispositions in the prior year period; and is adjusted to retrospectively apply the New Revenue Standard to the prior year period.

The following table displays Segment EBITDA margin by segment for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017	Change
Segment EBITDA Margin:
Global Business Solutions	32.9%	34.2%	(130	) bps
Global Financial Solutions	41.5%	39.2%	230	bps
Network & Security Solutions	48.3%	43.2%	510	bps
Total Segment EBITDA Margin (Non-GAAP)	35.1%	34.7%	40	bps
Adjusted Net Income
Adjusted net income is a non-GAAP financial measure used by management that provides additional insight on performance. Adjusted net income excludes amortization of acquisition-related intangibles, stock-based compensation, restructuring costs, certain discrete tax items and other items affecting comparability and, therefore, provides a more complete understanding of continuing operating performance. Management believes that the presentation of adjusted net income provides users of our financial statements greater transparency into ongoing results of operations allowing them to better compare our results from period to period. This non-GAAP measure is not in accordance with, or an alternative to, measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies. In addition, adjusted net income is not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. These measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.

Prior to January 1, 2018, we excluded the impact of all discrete tax items from Adjusted Net Income and Diluted Adjusted Net Income per Share.  We will no longer exclude certain discrete items which were deemed to be recurring in nature.  These changes will be applied retrospectively.  We retrospectively adjusted the prior period results presented in these unaudited consolidated financial statements. We will continue to adjust Adjusted Net Income and Diluted Adjusted Net Income per Share for tax law changes, tax impact of mergers and acquisitions, valuation allowance releases, tax reserves related to issues that arose before KKR purchased us, and tax impact of other Adjusted Net Income adjustments.

The following table reconciles the reported Net income attributable to First Data Corporation presented in accordance with GAAP to the non-GAAP financial measure of adjusted net income for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in millions)	2018	2017	% Change
Net income attributable to First Data Corporation	$101	$36	181%
Adjustments:
Stock-based compensation	74	65	14%
Loss on debt extinguishment	—	56	NM
Amortization of acquisition intangibles and deferred financing costs(a)	106	95	12%
Restructuring	32	23	39%
Intercompany foreign exchange gain (loss)	3	1	200%
Impairment, litigation, and other(b)	10	(1)	NM
Deal and deal integration costs	7	—	NM
Income tax on above items and discrete tax items(c)	(54)	(17)	NM
Adjusted net income attributable to First Data Corporation	$279	$258	8%
NM represents not meaningful

(a)
Represents amortization of intangibles established in connection with the 2007 merger and acquisitions we have made since 2007, excluding the percentage of our consolidated amortization of acquisition intangibles related to non-wholly owned consolidated alliances equal to the portion of such alliances owned by our alliance partners. This line also includes amortization related to deferred financing costs of $5 million and $4 million for the three months ended March 31, 2018 and 2017, respectively.

(b)	Represents impairments, non-normal course litigation and regulatory settlements, investments gains (losses), divestitures, and other, as applicable to the periods presented.

(c)
The tax effect of the adjustments between our GAAP and adjusted results takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). Generally, this results in a tax impact at the U.S. effective tax rate for certain adjustments, including the majority of amortization of intangible assets, deferred financing costs, stock compensation, and loss on debt extinguishment; whereas the tax impact of other adjustments, including restructuring expense, depends on whether the amounts are deductible in the respective tax jurisdictions and the applicable effective tax rate(s) in those jurisdictions. Income tax (expense) benefit also includes the impact of significant discrete tax items impacting Net income attributable to First Data Corporation.

Liquidity and Capital Resources

Our source of liquidity is principally cash generated from operating activities supplemented by our receivable securitization facility and, as necessary, on a short-term basis by borrowings against our senior secured revolving credit facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the ongoing needs of the business. To the extent future cash flows exceed the ongoing needs of the business, we expect to use all or a portion of the excess cash to reduce our debt balances.

Total borrowings and net debt

The chart below shows the net debt balances as of March 31, 2018 and December 31, 2017. Net debt is a non-GAAP measure defined as total long-term borrowings plus short-term and current portion of long-term borrowings at par value excluding lines of credit used for settlement purposes less cash and cash equivalents. We believe that net debt provides additional insight on the level and management of leverage. Net debt is not, and should not be viewed as, a substitute for total outstanding borrowings under GAAP.

	As of	As of
(in millions)	March 31, 2018	December 31, 2017
Total long-term borrowings	$17,908	$17,927
Total short-term and current portion of long-term borrowings	1,104	1,271
Total borrowings	19,012	19,198
Unamortized discount and unamortized deferred financing costs	120	126
Total borrowings at par	19,132	19,324
Less: settlement lines of credit and other arrangements	164	205
Gross debt excluding settlement lines of credit and other arrangements	18,968	19,119
Less: cash and cash equivalents	586	498
Net debt	$18,382	$18,621

Credit ratings

As of April 30, 2018, our long-term corporate family rating from Moody’s was B1 (outlook stable). The long-term local issuer credit rating from Standard and Poor’s was B+ (outlook stable). The long-term issuer default rating from Fitch was B+ (outlook positive). A decrease in our credit ratings could affect our ability to access future financing at current funding rates, which could result in increased interest expense in the future.

Cash and cash equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of March 31, 2018 and December 31, 2017, we held $586 million and $498 million in cash and cash equivalents, respectively.

The following table details the cash and cash equivalents as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018				As of December 31, 2017
(in millions)	Available	Unavailable		Total	Available	Unavailable		Total
Domestic	$50	$170	(a)	$220	$50	$101	(a)	$151
International	176	190	(b)	366	174	173	(b)	347
Total	$226	$360		$586	$224	$274		$498

(a)
Represents cash held by two of our domestic entities that are not available to fund operations outside of these entities unless the Board of Directors of those respective entities declare a dividend. Also, one of these entities is subject to regulatory capital requirements that must be satisfied before a dividend may be declared.

(b)
Consolidated foreign joint ventures held $175 million and $163 million in cash and cash equivalents until the joint ventures' Board of Directors authorize a distribution as of March 31, 2018 and December 31, 2017, respectively. In addition, $15 million and $10 million of the remaining unavailable cash and cash equivalents in our international subsidiaries is held in countries that have currency controls as of March 31, 2018 and December 31, 2017, respectively.

Cash flows

	Three months ended March 31,
Source/(use) (in millions)	2018	2017
Net cash provided by operating activities	$534	$421
Net cash used in investing activities	(143)	(116)
Net cash used in financing activities	(304)	(187)

Cash flows from operating activities

The chart below reconciles the change in operating cash flows for the three months ended March 31, 2017 to March 31, 2018:

Source/(use) (in millions)	Three months ended March 31, 2018
Net cash provided by operating activities, previous period	$421
Increases in:
Net income, excluding other operating expenses and other income (expense)(a)	28
Depreciation and amortization	13
Working capital	72
Net cash provided by operating activities, end of period	$534

(a)	Excludes loss on debt extinguishment, stock-based compensation expense, deferred income tax (expense) benefit, and other non-cash items.
Our operating cash flow is impacted by our level of debt. Approximately $237 million and $245 million in cash interest was paid during the three months ended March 31, 2018 and 2017, respectively.
Refer to "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a detailed discussion on how a 100 basis point increase in the applicable London Interbank Offered Rate (LIBOR) index on an annualized basis would impact our annual interest expense.

The table below represents the working capital change for the three months ended March 31, 2018 compared to the same period in 2017:

	Three months ended March 31,
Source/(use) (in millions)	2018	2017	Change
Accounts receivable, current and long-term	$136	$136	$—
Other assets, current and long-term	(14)	(26)	12
Accounts payable and other liabilities, current and long-term (a)	(128)	(170)	42
Income tax accounts	(6)	(24)	18
Total working capital change	$(12)	$(84)	$72
(a) Change is related to timing of vendor payments.
Cash flows from investing activities
The table below summarizes the changes in investing activities for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
Source/(use) (in millions)	2018	2017	Change
Acquisitions (a)	$(17)	$—	$(17)
Capital expenditures	(139)	(117)	(22)
Other (b)	13	1	12
Net cash used in investing activities	$(143)	$(116)	$(27)

(a)
Increase is related to acquisition of GreekBill during 2018. For additional detail about this acquisition, see note 10 "Acquisitions and Dispositions" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)	Other represents proceeds from maturity of net investment hedge, purchase of equity method investments, and other investing activities.

Cash flows from financing activities
The table below summarizes the changes in financing activities for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
Source/(use) (in millions)	2018	2017	Change
Net debt transactions (a)	$(206)	$(37)	$(169)
Other (b)	(98)	(150)	52
Net cash used in financing activities	$(304)	$(187)	$(117)

(a)	Details regarding our debt structure are provided in note 2 "Borrowings" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Other represents payment of call premiums and debt issuance cost, payment of taxes related to net settlement of equity awards, distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest and other financing activities. Change is related to $57 million of debt modification payments incurred in the three months ended March 31, 2017.

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

The chart below reconciles cash flow from operations to free cash flow for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
Source/(use) (in millions)	2018	2017	Change
Net cash provided by operating activities (a)	$534	$421	$113
Capital expenditures	(139)	(117)	(22)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest and other (b)	(27)	(43)	16
Free cash flow	$368	$261	$107

(a)	Net cash provided by operating activities increased due to the items noted previously in the "Cash flows from operating activities" above.

(b)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest and other decreased due to $26 million received from the maturity of a net investment hedge in 2018 offset by higher distributions and dividends paid to noncontrolling interest.

Letters, lines of credit, and other

	Total Available(a)		Total Outstanding
(in millions)	As of March 31, 2018	As of December 31, 2017	As of March 31, 2018	As of December 31, 2017
Letters of credit(b)	$283	$283	$36	$29
Lines of credit and other(c)	374	546	164	205

(a)	Total available without giving effect to amounts outstanding.

(b)
Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. All letters of credit expire on or prior to December 20, 2019 with a one-year renewal option.

(c)
As of March 31, 2018, represents $363 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity. We cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, we had borrowings outstanding against them. Total available under lines of credit and other is highest at year-end due to seasonality of business.

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
The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior notes, and senior subordinated notes. As of March 31, 2018, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $12.1 billion, Covenant EBITDA of $3.6 billion and a Ratio of 3.37 to 1.00.

The calculation of Covenant EBITDA under our senior secured facilities was as follows:

(in millions)	Last twelve months ended March 31, 2018
Net income attributable to First Data Corporation	$1,530
Interest expense, net	936
Income tax benefit	(714)
Depreciation and amortization	1,086
EBITDA	2,838

Loss on debt extinguishment	24
Stock-based compensation	254
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	189
Projected near-term cost savings and revenue enhancements(a)	101
Restructuring, net	92
Non-operating foreign currency losses	3
Investment gains
Equity entities taxes, depreciation and amortization(b)	14
Divestitures, net	(17)
Other(c)	86
Covenant EBITDA	$3,584

(a)
Reflects cost savings and revenue enhancements projected to be realized as a result of specific actions as if they were achieved on the first day of the period. Includes cost savings initiatives associated with the business optimization projects and other technology initiatives. We may not realize the anticipated cost savings pursuant to our anticipated timetable or at all.

(b)	Represents our proportional share of income taxes, depreciation, and amortization on equity method investments.

(c)	Includes items such as pension losses, litigation and regulatory settlements, impairments, deal and deal integration costs, and other as applicable to the period presented.
Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, there were no material changes outside the ordinary course of business in our off-balance sheet arrangements from those reported as of December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017.
Contractual Obligations

During the three months ended March 31, 2018, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017.
Critical Accounting Policies

Our critical accounting policies have not changed from those reported as of December 31, 2017 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Our interest rate-sensitive liabilities are our debt instruments. Our senior secured term loan facilities are subject to variable interest rates. As of March 31, 2018, we have $10.0 billion in variable rate debt, which includes $563 million on our accounts receivable securitization facility and also includes $195 million drawn on our revolving credit facility. Additionally, we have $4.3 billion in variable to fixed interest rate collar contracts, of which $1.5 billion expires in September 2018, $1.3 billion expires in January 2019, and the remaining $1.5 billion expires in September 2019. The interest rate collar contracts mitigate exposure to interest rate fluctuations, but are subject to contractual ceilings and floors. The interest rate collar contracts provide for interest rate protection if one month LIBOR rises above 150 basis points on the contracts expiring September 2018 and January 2019 and 175 basis points on the contracts expiring September 2019.

Based on the March 31, 2018 balances, a 100 basis point increase in short-term interest rates compared to the interest rates as of March 31, 2018, which for one month LIBOR was 1.8831% and a corresponding and parallel shift in the yield curve, would result in a decrease to pretax income of $47 million over the next twelve months. This decrease is due to a $66 million increase in interest expense related to our balance of variable interest rate debt, net of interest rate collar contracts partially offset by a $19 million increase in interest income primarily on settlement assets. A decrease in interest rates would result in an increase to pretax income. Actual interest rates could change significantly more than 100 basis points. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

We are exposed to changes in currency rates as a result of our investments in foreign operations and revenues and expenses generated in currencies other than the U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Refer to note 11 "Derivative Financial Instruments" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information regarding the changes in foreign currency exchange rates.

A hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in an increase to pretax income of approximately $50 million. This increase results from a $47 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the twelve months preceding March 31, 2018, and a $3 million increase related to foreign exchange on intercompany loans. Foreign exchange exposure on pretax income has increased from the prior year driven by significant growth in foreign pretax earnings. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2018. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

In July 2017 and December 2017, we completed our acquisitions of CardConnect and BluePay, which are being integrated into our Global Business Solutions segment. As part of our ongoing integration activities, we are continuing to augment our company-wide controls to reflect the risks inherent in the acquisitions. Also, following the October 2017 announcement of the closure of our Denver and Houston locations, we commenced the migration of the majority of our tax and treasury activities and TeleCheck business as well as portions of other functions. This migration continues to present transitional risks to maintaining adequate internal controls over financial reporting. Additionally, due to the recently adopted New Revenue Standard, we have implemented changes to our internal controls over revenue recognition and related disclosures. Other than with respect to these items, there were no changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. None of these matters, either individually or in the aggregate, currently are material to us.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock in the three months ended March 31, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under Announced Programs
January 1, 2018 through January 31, 2018	-	-	-	-
February 1, 2018 through February 28, 2018	361,712 (a)	$16.04	-	-
March 1, 2018 through March 31, 2018	-	-	-	-

(a)	Shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report or, where indicated, were filed and are incorporated by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1*(1)	Employment Agreement with Jeffrey Shanahan
31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date:	May 1, 2018	By	/s/ Himanshu A. Patel
Himanshu A. Patel
Executive Vice President, Chief Financial Officer
(principal financial officer)

Date:	May 1, 2018	By	/s/ Matthew Cagwin
Matthew Cagwin
Senior Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)