Form 10-Q
period 2018-06-30
FIRST DATA CORP
filed 2018-07-30
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at June 30, 2018
Class A Common Stock, $0.01 par value per share	490,515,429 shares
Class B Common Stock, $0.01 par value per share	443,214,625 shares

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

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Revenues:
Revenues excluding reimbursable items(a)	$2,244	$2,035	$4,328	$3,917
Reimbursable items	204	990	402	1,909
Total revenues	2,448	3,025	4,730	5,826
Expenses:
Cost of revenues (exclusive of items shown below)	751	782	1,530	1,562
Selling, general, and administrative	683	520	1,330	1,046
Depreciation and amortization	255	237	505	465
Other operating expenses	17	29	77	51
Total expenses excluding reimbursable items	1,706	1,568	3,442	3,124
Reimbursable items	204	990	402	1,909
Total expenses	1,910	2,558	3,844	5,033
Operating profit	538	467	886	793
Interest expense, net	(234)	(236)	(467)	(469)
Loss on debt extinguishment	(1)	(15)	(1)	(71)
Other income (expense)	2	(2)	(1)	(3)
Income before income taxes and equity earnings in affiliates	305	214	417	250
Income tax (benefit) expense	(37)	28	(10)	40
Equity earnings in affiliates	60	57	109	112
Net income	402	243	536	322
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	61	58	94	101
Net income attributable to First Data Corporation	$341	$185	$442	$221

Net income attributable to First Data Corporation per share:
Basic	$0.37	$0.20	$0.48	$0.24
Diluted	$0.36	$0.20	$0.47	$0.24

Weighted-average common shares outstanding:
Basic	928	915	926	913
Diluted	954	938	950	935

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $51 million and $103 million for the three and six months ended June 30, 2018, respectively, and $54 million and $106 million for the comparable periods in 2017.

The 2018 results include the impact of adopting ASC 606 and ASC 340-40 (collectively, the New Revenue Standard). Refer to note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to the Company's unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Net income	$402	$243	$536	$322
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(174)	18	(84)	108
Pension liability adjustments	—	19	—	19
Derivative instruments	(9)	(2)	—	(1)
Total other comprehensive income, net of tax	(183)	35	(84)	126
Comprehensive income	219	278	452	448
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	53	62	90	108
Comprehensive income attributable to First Data Corporation	$166	$216	$362	$340

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions, except par value)	As of June 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$544	$498
Accounts receivable, net of allowance for doubtful accounts of $45 and $45	2,200	2,176
Settlement assets	16,982	20,363
Prepaid expenses and other current assets	475	335
Total current assets	20,201	23,372
Property and equipment, net of accumulated depreciation of $1,537 and $1,588	866	951
Goodwill	17,648	17,710
Customer relationships, net of accumulated amortization of $5,331 and $5,940	1,951	2,184
Other intangibles, net of accumulated amortization of $2,197 and $2,665	1,890	1,935
Investment in affiliates	1,049	1,054
Other long-term assets	842	1,063
Total assets	$44,447	$48,269
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,674	$1,659
Short-term and current portion of long-term borrowings	900	1,271
Settlement obligations	16,982	20,363
Total current liabilities	19,556	23,293
Long-term borrowings	17,717	17,927
Deferred tax liabilities	92	77
Other long-term liabilities	597	886
Total liabilities	37,962	42,183
Commitments and contingencies (See note 12)
Redeemable noncontrolling interest	78	72
First Data Corporation stockholders' equity:
Class A Common stock, $0.01 par value; 1,600 shares authorized as of June 30, 2018 and December 31, 2017; 506 shares and 493 shares issued as of June 30, 2018 and December 31, 2017, respectively; and 491 shares and 482 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	5	5
Class B Common stock, $0.01 par value; 523 shares authorized as of June 30, 2018 and December 31, 2017; 443 shares issued and outstanding as of June 30, 2018 and December 31, 2017	4	4
Preferred stock, $0.01 par value; 100 shares authorized as of June 30, 2018 and December 31, 2017; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Class A Treasury stock, at cost, 15 shares and 11 shares as of June 30, 2018 and December 31, 2017, respectively	(220)	(149)
Additional paid-in capital	13,648	13,495
Accumulated loss	(8,630)	(9,059)
Accumulated other comprehensive loss	(1,224)	(1,144)
Total First Data Corporation stockholders' equity	3,583	3,152
Noncontrolling interests	2,824	2,862
Total equity	6,407	6,014
Total liabilities and equity	$44,447	$48,269
 See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$536	$322
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	546	526
Deferred income taxes	(80)	10
Charges related to other operating expenses and other income	78	54
Loss on debt extinguishment	1	71
Stock-based compensation expense	133	121
Other non-cash and non-operating items, net	12	4
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	50	110
Other assets, current and long-term	(1)	(19)
Accounts payable and other liabilities, current and long-term	(139)	(165)
Income tax accounts	2	(33)
Net cash provided by operating activities	1,138	1,001
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(139)	(123)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(151)	(133)
Acquisitions, net of cash acquired	(17)	(85)
Proceeds from the maturity of net investment hedges	26	90
Other investing activities, net	(9)	10
Net cash used in investing activities	(290)	(241)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(364)	(160)
Proceeds from issuance of long-term debt	—	3,548
Payment of call premiums and debt issuance cost	—	(63)
Principal payments on long-term debt	(246)	(3,811)
Payment of taxes related to settlement of equity awards	(79)	(83)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(128)	(126)
Other financing activities, net	33	33
Net cash used in financing activities	(784)	(662)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	8
Change in cash, cash equivalents and restricted cash	46	106
Cash, cash equivalents and restricted cash at beginning of period	525	414
Cash, cash equivalents and restricted cash at end of period	$571	$520
NON-CASH TRANSACTIONS
Capital leases, net of trade-ins	$15	$50
Other financing arrangements	$—	$103
See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Stockholders
	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
(in millions)	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	482	$5	443	$4	11	$(149)	$13,495	$(9,059)	$(1,144)	$2,862	$6,014
Adoption of New Revenue Standard	—	—	—	—	—	—	—	(13)	—	—	(13)
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(112)	(112)
Net income(b)	—	—	—	—	—	—	—	442	—	78	520
Other comprehensive income	—	—	—	—	—	—	—	—	(80)	(4)	(84)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	—	—	133	—	—	—	133
Stock activity under stock compensation plans and other	9	—	—	—	4	(71)	26	—	—	—	(45)
Balance, June 30, 2018	491	$5	443	$4	15	$(220)	$13,648	$(8,630)	$(1,224)	$2,824	$6,407

	First Data Corporation Stockholders
	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
(in millions)	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2016	368	$4	544	$5	5	$(61)	$13,210	$(10,524)	$(1,414)	$2,911	$4,131
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(110)	(110)
Net income (b)	—	—	—	—	—	—	—	221	—	85	306
Other comprehensive income	—	—	—	—	—	—	—	—	119	7	126
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	1	—	—	—	1
Stock compensation expense	—	—	—	—	—	—	121	—	—	—	121
Stock activity under stock compensation plans and other	12	—	(1)	—	5	(77)	30	—	—	—	(47)
Balance, June 30, 2017	380	$4	543	$5	10	$(138)	$13,362	$(10,303)	$(1,295)	$2,893	$4,528

(a)
The total distribution presented in the unaudited consolidated statements of equity for the six months ended June 30, 2018 and 2017 excludes $16 million and $16 million, respectively, in distributions paid to redeemable noncontrolling interest not included in equity.

(b)
The total net income presented in the unaudited consolidated statements of equity for the six months ended June 30, 2018 and 2017 is $16 million and $16 million different, respectively, than the amounts presented in the unaudited consolidated statements of operations due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Business Description

FDC is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers. The Company provides merchant transaction processing and acquiring; credit, retail, and debit card processing; prepaid and payroll services; check verification; settlement and guarantee services; statement printing and remittance services; as well as solutions to help clients grow their businesses including the Company's Clover line of payment solutions and related applications.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Significant accounting policies disclosed therein have not changed, except for those disclosed below in the recently adopted section.

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

The following table presents the amounts associated with such amortization for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Amortization of initial payments for new contracts	$13	$19	$26	$38
Amortization related to equity method investments	7	12	15	23

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Currency Translation

There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years, primarily due to inflation. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. As of June 30, 2018, the Argentine economy has been designated as highly inflationary for accounting purposes. Accordingly, the Company will report the financial results of its operations in Argentina at the functional currency of the parent, which is the U.S. dollar, beginning in the third quarter of 2018.

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
Statement of Cash Flows

In November 2016, the FASB issued guidance that changes the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. Under the new guidance, companies are required to include restricted cash and restricted cash equivalents with the cash and cash equivalents line item when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Given this change, transfers between cash, cash equivalents, and restricted cash and cash equivalents are no longer reported as cash flow activities on the statement of cash flows. The guidance was applied using a retrospective transition method to each period presented. The Company adopted the new guidance on January 1, 2018 with no material impact to its statement of cash flows. The Company held $27 million in restricted cash within "Other long-term assets" in the unaudited consolidated balance sheets as of June 30, 2018 and 2017.
Pension Costs

In March 2017, the FASB issued guidance that requires employers that sponsor defined benefit plans for pensions and/or other post-retirement benefits to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The Company adopted the new guidance on January 1, 2018, using a retrospective approach. The impact on the Company's financial statements for the three and six months ended June 30, 2018 was an increase in operating expense and a decrease in "Interest expense, net" of $2 million and $4 million, respectively, and $2 million and $3 million for the comparable periods in 2017.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the impact of adopting the New Revenue Standard on the Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2018:

	Three months ended June 30, 2018
(in millions, except per share amounts)	As Reported	Adjustments	Balances Without Adoption of ASC 606
Revenues:
Revenues excluding reimbursable items	$2,244	$(42)	$2,202
Reimbursable items	204	903	1,107
Total revenues	2,448	861	3,309
Expenses:
Total expenses excluding reimbursable items	1,706	(27)	1,679
Reimbursable items	204	903	1,107
Total expenses	1,910	876	2,786
Operating profit	538	(15)	523
Interest expense, net	(234)	—	(234)
Loss on debt extinguishment	(1)	—	(1)
Other income	2	—	2
Income before income taxes and equity earnings in affiliates	305	(15)	290
Income tax (benefit)	(37)	(4)	(41)
Equity earnings in affiliates	60	—	60
Net income	402	(11)	391
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	61	—	61
Net income attributable to First Data Corporation	$341	$(11)	$330

Net income attributable to First Data Corporation per share:
Basic	$0.37	$(0.01)	$0.36
Diluted	$0.36	$(0.01)	$0.35

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2018
(in millions, except per share amounts)	As Reported	Adjustments	Balances Without Adoption of ASC 606
Revenues:
Revenues excluding reimbursable items	$4,328	$(85)	$4,243
Reimbursable items	402	1,721	2,123
Total revenues	4,730	1,636	6,366
Expenses:
Total expenses excluding reimbursable items	3,442	(61)	3,381
Reimbursable items	402	1,721	2,123
Total expenses	3,844	1,660	5,504
Operating profit	886	(24)	862
Interest expense, net	(467)	—	(467)
Loss on debt extinguishment	(1)	—	(1)
Other expense	(1)	—	(1)
Income before income taxes and equity earnings in affiliates	417	(24)	393
Income tax (benefit)	(10)	(6)	(16)
Equity earnings in affiliates	109	—	109
Net income	536	(18)	518
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	94	—	94
Net income attributable to First Data Corporation	$442	$(18)	$424

Net income attributable to First Data Corporation per share:
Basic	$0.48	$(0.02)	$0.46
Diluted	$0.47	$(0.02)	$0.45

The adoption of the New Revenue Standard had an immaterial impact on the Company’s unaudited consolidated balance sheet and unaudited consolidated statement of cash flows as of and for the three and six months ended June 30, 2018. Refer to note 3 "Revenue Recognition" to the Company's unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information.

Recently Issued Accounting Guidance

Leases

In February 2016, the FASB issued guidance which requires lessees to put most leases on their balance sheets. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors and provides new presentation and disclosure requirements for both lessees and lessors. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period subsequent to adoption of the preceding revenue recognition guidance. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and will adopt January 1, 2019.
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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
Note 2: Borrowings

(in millions)	As of June 30, 2018	As of December 31, 2017
Short-term borrowings:
Foreign lines of credit and other arrangements	$147	$205
Senior secured revolving credit facility due 2020 at LIBOR plus 3.50% or a base rate plus 2.50%	—	272
Receivable securitized loan at LIBOR plus 1.5% or a base rate equal to the highest of (i) the applicable lender's prime rate, or (ii) the federal funds rate plus 0.50%	565	600
Unamortized deferred financing costs(a)	(2)	(3)
Total short-term borrowings	710	1,074
Current portion of long-term borrowings:
Senior secured term loan facility due 2020 at LIBOR plus 1.75% or a base rate plus 0.75%	78	78
Other arrangements and capital lease obligations	112	119
Total current portion of long-term borrowings	190	197
Total short-term and current portion of long-term borrowings	900	1,271
Long-term borrowings:
Senior secured term loan facility due 2024 at LIBOR plus 2.0% or a base rate plus 1.0%	3,892	3,892
Senior secured term loan facility due 2022 at LIBOR plus 2.0% or a base rate plus 1.0%	3,608	3,758
Senior secured term loan facility due 2020 at LIBOR plus 1.75% or a base rate plus 0.75%	1,365	1,404
5.375% Senior secured first lien notes due 2023	1,210	1,210
5.0% Senior secured first lien notes due 2024	1,900	1,900
5.75% Senior secured second lien notes due 2024	2,200	2,200
7.0% Senior unsecured notes due 2023	3,400	3,400
Unamortized discount and unamortized deferred financing costs(a)	(110)	(123)
Other arrangements and capital lease obligations	252	286
Total long-term borrowings(b)	17,717	17,927
Total borrowings(c)	$18,617	$19,198

(a)
Unamortized deferred financing costs and certain lenders' fees associated with debt transactions were capitalized as discounts and are amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the respective debt.

(b)
As of June 30, 2018 and December 31, 2017, the fair value of the Company's long-term borrowings was $17.7 billion and $18.2 billion, respectively. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.

(c)	The effective interest rate is not substantially different than the coupon rate on any of the Company's debt tranches.

Foreign Lines of Credit and Other Arrangements

As of June 30, 2018 and December 31, 2017, the Company had $375 million and $546 million, respectively, available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. As of June 30, 2018 and December 31, 2017, this includes a $165 million and $355 million, respectively, committed line of credit for one of the Company's consolidated alliances. The remainder of these arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the Euro. Of the amounts outstanding as of June 30, 2018 and December 31, 2017, $0 million and $15 million, respectively, were uncommitted. As of June 30, 2018 and December 31, 2017, the weighted average interest rate associated with foreign lines of credit and other arrangements was 3.2% and 2.9%, respectively.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Secured Revolving Credit Facility

The Company has a $1.25 billion senior secured revolving credit facility maturing on June 2, 2020 subject to certain earlier springing maturity provisions in certain circumstances. Up to $250 million of the senior secured revolving credit facility is available for letters of credit, of which $4 million and $29 million of letters of credit were issued under the facilities as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, $1.25 billion remained available.

Senior Unsecured Revolving Credit Facility

On December 14, 2017 the Company executed a $33 million senior unsecured revolving credit facility maturing December 20, 2019, available for letters of credit. As of June 30, 2018, the Company issued $31 million of letters of credit with an interest rate of 1.85%.

Receivable Securitization Agreement

The Company has a fully consolidated and wholly-owned subsidiary, First Data Receivables, LLC (FDR).  FDR and FDC entered into an agreement where certain wholly-owned subsidiaries of FDC agreed to transfer and contribute receivables to FDR. FDR’s assets are not available to satisfy obligations of any other entities or affiliates of FDC. FDR's creditors will be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to FDR’s equity holders. As of June 30, 2018, the maximum borrowing capacity, subject to collateral availability, under the agreement is $600 million. The term of the receivables securitization agreement is through June 2020. The receivables held by FDR are recorded within "Accounts receivable, net" in the Company's unaudited consolidated balance sheets.
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
Nature of Products and Services
Transaction and Processing Services
The vast majority of the Company’s revenues are comprised of: 1) fees calculated based on a percentage of dollar volume of transactions processed; 2) fees calculated based on number of transactions processed; 3) fees calculated based on number of accounts on file during a period; or 4) some combination thereof that are associated with transaction and processing services.
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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue is comprised of fees charged to the Company's customers, net of interchange fees and assessments charged by the credit card associations and debit networks, which are pass-through charges collected on behalf of the card issuers and payment networks. Interchange fees and assessments charged by credit card and debit networks to the Company’s consolidated subsidiaries were as follows for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Interchange fees and assessments	$7,164	$6,592	$13,640	$12,631
Debit network fees(a)	903	819	1,721	1,564
(a) Prior to the adoption of the New Revenue Standard, debit network fees were reported on a gross basis in revenues and expenses.
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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue
The following tables present revenues disaggregated by primary geographical regions and product types for the three and six months ended June 30, 2018:

	Three months ended June 30, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Total
North America	$1,161	$432	$359	$1,952
EMEA	172	121	5	298
LATAM	84	37	1	122
APAC	50	25	1	76
Total Revenue(a)(b)	$1,467	$615	$366	$2,448

	Six months ended June 30, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Total
North America	$2,194	$855	$710	$3,759
EMEA	334	233	7	574
LATAM	171	68	1	240
APAC	98	56	3	157
Total Revenue(a)(b)	$2,797	$1,212	$721	$4,730

	Three months ended June 30, 2018	Six months ended June 30, 2018
(in millions)	Total	Total
Transaction and processing services	$2,160	$4,171
Hardware, Professional Services, and Other	288	559
Total Revenue(a)	$2,448	$4,730
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
As of June 30, 2018 and December 31, 2017, long-term accounts receivable, net of allowance for doubtful accounts, included within “Other long-term assets” in the unaudited consolidated balance sheets was $254 million and $272 million, respectively.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract liabilities
The Company records deferred revenue when it receives payments or invoices in advance of delivery of products or the performance of services. A significant portion of this balance relates to service contracts where the Company received payments for upfront conversions/implementation type activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term or a longer period if it provides the customer with a material right.
The following table presents the changes in deferred revenue for the six months ended June 30, 2018:

(in millions)	Six months ended June 30, 2018
Balance, beginning of the period	$344
New Revenue Standard adjustments	(39)
Deferral of revenue	120
Recognition of unearned revenue	(109)
Other (primarily foreign currency)	(22)
Balance, end of period	$294
Remaining Performance Obligation
Over 95% of the Company’s performance obligations relate to transaction and processing services or hardware that are subject to a practical expedient (e.g., variable consideration) or point in time recognition, respectively. The Company's contracts with customers typically do not specify fixed revenues to be realized. Certain customer contracts contain fixed minimums and non-refundable up-front fees (fixed price guarantees). However, the amounts which are considered fixed price guarantees are not material to total consolidated revenue. The Company's contracts with Small Medium Business (SMB) merchants typically have a contractual duration of less than one year. Larger contracts in the Global Business Solutions, Global Financial Solutions, and Network & Security Solutions segments typically have contractual terms ranging from one to fifteen years with variability being resolved on a daily basis.
Costs to Obtain and Fulfill a Contract
The Company capitalizes initial payments for new contracts and contract renewals. These costs are amortized as a reduction of revenue over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of June 30, 2018 and December 31, 2017, the Company had $147 million and $145 million, respectively, of capitalized contract costs included with Other Intangibles, net. For the three and six months ended June 30, 2018, the Company had $13 million and $26 million, respectively, of amortization expense related to these costs and $19 million and $38 million for the comparable periods in 2017.
The Company expenses sales commissions as incurred, as the Company's commission plans are paid on recurring monthly revenues, portfolios of existing customers or have a substantive stay requirement prior to payment.
The Company capitalizes conversion related costs associated with enabling customers to receive its processing services. These costs are amortized over the expected benefit period of seven years based on the related services being provided, and are reflected within “Depreciation and amortization” in the Company's unaudited consolidated statement of income. As of June 30, 2018 and December 31, 2017, the Company had $170 million and $160 million, respectively, of capitalized conversion costs included with Other Intangibles, net. For the three and six months ended June 30, 2018, the Company had $10 million and $20 million, respectively, of amortization expense related to these costs and $7 million and $14 million for the comparable periods in 2017.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4: Stock Compensation Plans
The Company provides stock-based compensation awards to its employees. Total stock-based compensation expense recognized in the "Cost of revenues" and “Selling, general, and administrative” line items of the unaudited consolidated statements of operations resulting from stock options, non-vested restricted stock awards, and non-vested restricted stock units was as follows for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Cost of revenues	$11	$16	$27	$35
Selling, general, and administrative	48	40	106	86
Total stock-based compensation expense	$59	$56	$133	$121

The Company's employees are granted restricted stock awards or units on an annual basis, which generally vest 20% on the first anniversary, 40% on the second anniversary, and the remaining 40% on the third anniversary. For the six months ended June 30, 2018, 10 million restricted stock awards and units were granted at a weighted average price per share of $15.55. For the six months ended June 30, 2017, 12 million restricted stock awards and units were granted at a weighted average price per share of $15.83.

As of June 30, 2018, there was $31 million and $355 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards and units, respectively.

The Company paid approximately $23 million in both periods ending June 30, 2018 and 2017 and $79 million and $83 million for the six months ended June 30, 2018 and 2017, respectively, of taxes related to the settlement of vested stock-based awards.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of the Company's basic and diluted net income attributable to First Data Corporation per share for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income attributable to First Data Corporation	$341	$185	$442	$221

Denominator:
Weighted average shares used in computing net income per share, basic	928	915	926	913
Effect of dilutive securities	26	23	24	22
Total dilutive securities	954	938	950	935

Net income attributable to First Data Corporation per share:
Basic	$0.37	$0.20	$0.48	$0.24
Diluted	$0.36	$0.20	$0.47	$0.24

Anti-dilutive shares excluded from diluted net income per share(a)	7	13	9	13

(a)	Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for all periods presented.

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

Prior to January 1, 2018, the Company presented segment revenues net of certain items including revenue-based commission payments to Independent Sales Organizations (ISOs) and sales channels. The Company is no longer excluding ISO commissions from segment revenue as this change enhances the consistency of accounting methodologies amongst the Company's various distribution channels within the Global Business Solutions segment. This change in segment reporting has been applied retrospectively. Under the retrospective approach, the Company adjusted the prior period results presented in these unaudited consolidated financial statements.

The following tables present the Company’s reportable segment results for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Total revenues	$1,439	$413	$371	$—	$2,223
Equity earnings in affiliates	10	1	—	—	11
Total segment revenues	$1,449	$414	$371	$—	$2,234
Depreciation and amortization	$125	$88	$30	$3	$246
Segment EBITDA	544	176	193	(49)	864

	Three months ended June 30, 2017
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Total revenues	$1,219	$402	$381	$—	$2,002
Equity earnings in affiliates	8	—	—	—	8
Total segment revenues	$1,227	$402	$381	$—	$2,010
Depreciation and amortization	$106	$90	$31	$4	$231
Segment EBITDA	483	165	180	(44)	784

	Six months ended June 30, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Total revenues	$2,749	$814	$733	$—	$4,296
Equity earnings in affiliates	18	—	—	—	18
Total segment revenues	$2,767	$814	$733	$—	$4,314
Depreciation and amortization	$250	$176	$59	$3	$488
Segment EBITDA	978	342	368	(94)	1,594

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2017
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Total revenues	$2,328	$795	$742	$—	$3,865
Equity earnings in affiliates	17	—	—	—	17
Total segment revenues	$2,345	$795	$742	$—	$3,882
Depreciation and amortization	$212	$175	$61	$5	$453
Segment EBITDA	865	319	336	(86)	1,434

The following table presents a reconciliation of reportable segment amounts to the Company’s consolidated balances for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Total segment revenues	$2,234	$2,010	$4,314	$3,882
Adjustments:
Non wholly-owned entities(a)	10	25	14	35
Reimbursable items(b)	204	990	402	1,909
Consolidated revenues	$2,448	$3,025	$4,730	$5,826

Total segment EBITDA	$864	$784	$1,594	$1,434
Adjustments:
Non wholly-owned entities(a)	4	6	22	12
Depreciation and amortization	(255)	(237)	(505)	(465)
Interest expense, net	(234)	(236)	(467)	(469)
Loss on debt extinguishment	(1)	(15)	(1)	(71)
Other items(c)	(15)	(33)	(78)	(59)
Stock-based compensation	(59)	(56)	(133)	(121)
Income tax expense	37	(28)	10	(40)
Net income attributable to First Data Corporation	$341	$185	$442	$221

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

(b)	Reimbursable items for the three and six months ended June 30, 2018 reflect adoption of the New Revenue Standard.

(c)
Includes restructuring, non-normal course litigation and regulatory settlements, debt issuance expenses, deal and deal integration costs, and “Other income (expense)" as presented in the unaudited consolidated statements of operations, which includes divestitures, derivative gains (losses), non-operating foreign currency gains (losses), and other, as applicable to the periods presented.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of reportable segment depreciation and amortization expense to the Company’s consolidated balances in the unaudited consolidated statements of cash flows for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Segment depreciation and amortization	$246	$231	$488	$453
Adjustments for non wholly-owned entities	16	18	32	35
Amortization of initial payments for new contracts(a)	13	19	26	38
Total consolidated depreciation and amortization per unaudited consolidated statements of cash flows	275	268	546	526
Amortization of equity method investments(b)	(7)	(12)	(15)	(23)
Amortization of initial payments for new contracts(a)	(13)	(19)	(26)	(38)
Total consolidated depreciation and amortization per unaudited consolidated statements of operations	$255	$237	$505	$465

(a)	Included in "Revenues excluding reimbursable items" as contra-revenue in the Company's unaudited consolidated statements of operations.

(b)	Included in "Equity earnings in affiliates" in the Company's unaudited consolidated statements of operations.
Note 7: Income Taxes
The following table presents the Company's income tax expense and effective income tax rate for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Income tax (benefit) expense	$(37)	$28	$(10)	$40
Effective income tax rate	(10)%	10%	(2)%	11%

The effective tax rate for the three and six months ended June 30, 2018 was lower than the statutory rate due to $125 million and $141 million, respectively, of benefits attributed to reductions to the liability for unrecognized tax benefits and interest primarily associated with the closure of the 2005 through 2007 federal tax years, equity compensation related tax benefits, the recording of tax benefits associated with the 2018 and 2017 research and development credits, remeasurement of certain state and foreign deferred tax assets and liabilities, along with a favorable adjustment for noncontrolling interests from pass through entities. These benefits were partially offset by expenses associated with state income taxes, taxation of the Company's U.K. operations in both the U.S. and the U.K., disallowed executive compensation deductions, and the taxable inclusion associated with global intangible low-taxed income (GILTI).

The effective tax rate for the three and six months ended June 30, 2017 was different from the statutory tax rate as a result of the Company recording tax expense on its foreign earnings, but not on its domestic earnings, as a result of the valuation allowance recorded in the U.S. The Company’s tax expense was also impacted by the Company not recording tax expense on noncontrolling interests from pass through entities.

The primary driver of the decreased tax rate from 2017 to 2018 is the reductions to the liability for unrecognized tax benefits and interest primarily associated with the closure of the 2005 through 2007 federal tax years.

At June 30, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Tax Cuts and Jobs Act (the 2017 Tax Act). During 2017, the Company made reasonable estimates of the effects on its existing deferred tax balances, valuation allowance assessment for certain tax assets and the one-time transition tax. These estimates were not adjusted during the six months ended June 30, 2018, although they remain subject to change as the Company obtains the information necessary to complete the calculations, refines its interpretations of the application of the 2017 Tax Act or additional guidance is released.

The Company's liability for unrecognized tax benefits was approximately $118 million as of June 30, 2018. During the quarter ended June 30, 2018, the Company’s liability for unrecognized tax benefits was reduced by approximately $83 million upon closure of the 2005 through 2007 federal tax years. The liability for interest accrued on the unrecognized tax benefits of $41 million was

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reduced at the same time. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $34 million over the next twelve months beginning July 1, 2018 as a result of the potential settlements with certain states and foreign countries, the lapse of the statute of limitations in various state and foreign jurisdictions and other events.
Note 8: Redeemable Noncontrolling Interest

One of the Company's noncontrolling interests is redeemable at the option of the holder and is presented outside of equity and carried at its estimated redemption value.

The following table presents a summary of the redeemable noncontrolling interest activity during the six months ended June 30, 2018 and 2017:

(in millions)	2018	2017
Balance as of January 1,	$72	$73
Distributions	(16)	(16)
Share of income	16	16
Adjustment to redemption value of redeemable noncontrolling interest	6	(1)
Balance as of June 30,	$78	$72

Note 9: Other Operating Expenses

The following table details the components of "Other operating expenses" in the unaudited consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Restructuring, net	$16	$16	$48	$39
Asset Impairment	—	6	—	6
Deal and deal integration costs	(4)	5	3	5
Customer related costs	5	—	25	—
Other	—	2	1	1
Other operating expenses	$17	$29	$77	$51

Restructuring

During the three and six months ended June 30, 2018 and 2017, the Company recorded restructuring charges in connection with ongoing expense management initiatives. The Company has ongoing initiatives, which are expected to result in $10 million in additional restructuring costs over the next twelve months. The Company continues to evaluate operating efficiencies and could incur further restructuring costs beyond these initiatives.

A summary of net pretax charges incurred by segment was as follows for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Global Business Solutions	$3	$6	$8	$15
Global Financial Solutions	2	4	4	8
Network & Security Solutions	4	1	20	3
Corporate	7	5	16	13
Restructuring, net	$16	$16	$48	$39

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2018 and June 30, 2017:

(in millions)	Employee Severance	Other
Remaining accrual as of January 1, 2018	$21	$—
Employee expense	33	—
Loss on disposal of property and equipment, net	—	15
Cash payments and other	(40)	(9)
Remaining accrual as of June 30, 2018	$14	$6

Note 10: Acquisitions and Held for Sale Assets

In the second quarter of 2018, the Company entered into an agreement to divest its card processing business in Central and Southeastern Europe for proceeds of approximately €375 million (the U.S. dollar equivalent is approximately $435 million), subject to closing adjustments. The assets and liabilities related to the transaction meet the definition of held for sale as of June 30, 2018. Accordingly, approximately $130 million of assets were classified as held for sale and included in "Prepaid expenses and other current assets", and approximately $46 million of liabilities classified as held for sale and included in "Accounts payable and accrued liabilities" as of June 30, 2018 in the consolidated balance sheet. The divestiture does not represent a strategic shift that will have a major effect on the Company’s operations and financial statements. Goodwill expected to be allocated to the business was determined using the relative fair value method but was not reclassified in the unaudited consolidated balance sheet. The total assets to be divested in the sale, including goodwill, are expected to be $246 million. The card processing business in Central and Southeastern Europe is reported within the GFS segment. The transaction is expected to close in the third quarter of 2018. For the year ended December 31, 2017, the Central and Southeastern Europe business generated "Total revenues" and EBITDA of approximately $120 million and $42 million, respectively.

In January 2018 the Company acquired 100% of GreekBill, a web-based billing and financial management company catering exclusively to fraternities and sororities. The purchase price was approximately $17 million and GreekBill is reported as part of the Company's Global Business Solutions segment. The acquisition of GreekBill had an immaterial impact on revenue and EBITDA.

Note 11: Derivative Financial Instruments

The Company enters into the following types of derivatives:

•
Interest rate contracts: The Company uses a combination of floating to fixed interest rate swaps and collars to mitigate its exposure to interest rate fluctuations on interest payments related to variable rate debt. For the interest rate swaps, floating rate payments are received in exchange for fixed-rate payments. For interest rate collar contracts, no payments or receipts are exchanged unless interest rates rise or fall in excess of a predetermined ceiling or floor rate. The Company uses these contracts in a qualifying hedging relationship.

•
Foreign exchange contracts: The Company uses cross-currency swaps to protect the net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates. The Company entered into a deal contingent forward swap to hedge proceeds from the sale of its Central and Southeastern Europe business. The Company uses these contracts in both qualifying and non-qualifying hedging relationships.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company held the following derivative instruments as of June 30, 2018 and December 31, 2017:

		As of June 30, 2018			As of December 31, 2017
(in millions)	Notional Currency	Notional Value	Assets(a)	Liabilities(a)	Notional Value	Assets(a)	Liabilities(a)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts(b)	AUD	—	$—	$—	100	$28	$—
Foreign exchange contracts	EUR	915	—	41	915	—	76
Foreign exchange contracts	GBP	150	—	1	150	—	6
Foreign exchange contracts	CAD	95	2	—	95	—	2
			2	42		28	84
Derivatives designated as cash flow hedges:
Interest rate collar contracts	USD	4,300	21	—	4,300	12	—
Interest rate swap contracts(c)	USD	2,500	—	8	—	—	—
			21	8		12	—
Derivatives not designated as hedging instruments:
Deal contingent foreign exchange contract(d)	EUR	375	—	4	—	—	—
			$23	$54		$40	$84

(a)
The Company's derivatives are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b) The cross-currency swap with a notional value of AUD $100 million matured on January 18, 2018 and the Company received $26 million.

(c)	The Company entered into new interest rate swaps with a notional value of $2.5 billion in May 2018 which expires May 2021.

(d)	The Company entered into a new deal contingent foreign exchange contract with a notional value of €375 million in June 2018 which expires January 2019.

The maximum length of time over which the Company is hedging its currency exposure of net investments in foreign operations, through utilization of foreign exchange contracts, is through June 2020.

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is through May 2021.

As of June 30, 2018, the Company has not posted any collateral related to any of its derivative financial instruments.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Instruments on the Unaudited Consolidated Financial Statements

Derivative gains and (losses) were as follows for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:
Gain (Loss) recognized in "Foreign currency translation adjustment" in the unaudited consolidated statements of comprehensive income (effective portion)	$—	$86	$—	$(29)	$—	$56	$—	$(43)
(Loss) recognized in "Derivative instruments" in the unaudited consolidated statements of comprehensive income (effective portion)	(9)	—	(2)	—	—	—	(1)	—
Derivatives not designated as hedging instruments:
(Loss) recognized in "Other (expense) income" in the unaudited consolidated statements of operations	—	(4)	—	—	—	(4)	—	—

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in millions, after tax)	2018	2017	2018	2017
Accumulated gain included in other comprehensive income at beginning of period	$105	$164	$121	$177
Increase (Decrease) in fair value of derivatives that qualify for hedge accounting, net of tax(a) (b)	58	(31)	42	(44)
Accumulated gain included in other comprehensive income at end of period	$163	$133	$163	$133

(a)	Gains (losses) are included in "Derivative instruments" and “Foreign currency translation adjustment” in the unaudited consolidated statements of comprehensive income.
(b) Net of tax of $19 million and $0 million for the three months ended June 30, 2018 and 2017, respectively, and $14 million and $0 million for the six months ended June 30, 2018 and 2017, respectively.
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

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) merchant matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee and collection activities or other claims arising from its merchant business; and (3) other matters which may include issues such as employment and indemnification obligations to purchasers of former subsidiaries. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $3 million for patent infringement, $0 to $100 million for merchant matters, and $0 to $5 million for other matters, resulting in a total estimated range of possible losses of $0 to $108 million for all of the matters described above.

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

As of June 30, 2018, the Company had one unconsolidated significant subsidiary that was not required to be consolidated, but represents more than 20% of the Company’s pretax income. Summarized unaudited financial information for the affiliate is presented below for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Net operating revenues	$213	$214	$408	$422
Operating expenses	102	103	203	201
Operating income	$111	$111	$205	$221
Net income	$112	$111	$206	$221
FDC equity earnings	40	38	73	76
Note 14: Subsequent Events

On July 26, 2018, the Company amended its Accounts Receivable Securitization Program (“Securitization”) to extend the maturity from June 30, 2020 to July 31, 2021. In addition, under the amended terms, loans under the Securitization will accrue interest at a rate that is 1.15% higher than either LIBOR, down from LIBOR plus 1.5% under the previous agreement, or a base rate equal to the highest of (i) the applicable lender’s “reference” or “prime” rate, or (ii) the federal funds rate plus 0.50%. The Securitization also includes an unused fee at a rate that ranges from 45 to 90 basis points depending on the level of utilization under the Securitization.

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

Accounting Guidance

On January 1, 2018, we adopted ASC 606 and ASC 340-40 (collectively, the New Revenue Standard) which affected how we recognized revenue. The New Revenue Standard was adopted using the modified retrospective application beginning January 1, 2018. See Note 3 for additional information related to the adoption of the New Revenue Standard.

Currency Impact

Although the majority of our revenue is earned in U.S. dollars, a portion of our revenues and expenses are in foreign currencies. As a result, changes in foreign currencies against the U.S. dollar can impact our results of operations. Additionally, we have intercompany debts in foreign currencies which impact our results of operations. In recent periods, the U.S. dollar has fluctuated versus most foreign currencies, which has impacted our revenues generated in foreign currencies as presented in U.S. dollars in our unaudited consolidated financial statements. We believe the presentation of constant currency provides relevant information and we use this non-GAAP financial measure to, among other things, evaluate our ongoing operations in relation to foreign currency fluctuations. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our related financial results prepared in accordance with Generally Accepted Accounting Principles (GAAP). For additional information on our constant currency calculation, see “Segment Results” within this Form 10-Q.

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
Overview

The chart below reconciles Net income attributable to First Data Corporation for the three and six months ended June 30, 2017 to June 30, 2018:

(in millions)	Three months ended June 30,	Six months ended June 30,
Net income attributable to First Data Corporation ending June 30, 2017	$185	$221
Better (worse):
Revenues excluding reimbursable items(a)	180	365
Cost of revenues(a)	9	(12)
Selling, general, and administrative(a)	(119)	(200)
Depreciation and amortization(a)	(16)	(36)
Other operating expenses	12	(26)
Loss on debt extinguishment	14	70
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	(3)	7
New Revenue Standard	5	2
Income tax	65	50
Equity earnings in affiliates	3	(3)
Other miscellaneous, net	6	4
Net income attributable to First Data Corporation ending June 30, 2018	$341	$442

(a)	Exclusive of New Revenue Standard.
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

Operating revenues overview

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Percent Change	Organic Constant Currency Percent Change	2018	2017	Percent Change	Organic Constant Currency Percent Change
Consolidated revenues	$2,448	$3,025	(19)%	(19)%	$4,730	$5,826	(19)%	(19)%
Adjustments:
Non wholly-owned entities	(10)	(25)	(60)%	NM	(14)	(35)	(60)%	NM
Reimbursable items	(204)	(990)	(79)%	(79)%	(402)	(1,909)	(79)%
Total segment revenues	$2,234	$2,010	11%	6%	$4,314	$3,882	11%	6%

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Percent Change	Organic Constant Currency Percent Change	2018	2017	Percent Change	Organic Constant Currency Percent Change
Segment revenues:
Global Business Solutions	$1,449	$1,227	18%	8%	$2,767	$2,345	18%	7%
Global Financial Solutions	414	402	3%	4%	814	795	2%	2%
Network & Security Solutions	371	381	(3)%	3%	733	742	(1)%	5%
NM represents not meaningful

Global Business Solutions segment results
The following table displays total segment revenue by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth for the periods presented:

	Three months ended June 30, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Acquisitions(b)	Core Growth		Currency Impact(c)	Three months ended June 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
(in millions)
Revenues:
North America	$965	$34	$999	$74	$60	(e)	$1	$1,134	18%	6%
EMEA	156	2	158	—	8	(f)	14	180	15%	5%
APAC	42	—	42	—	8	(g)	—	50	20%	19%
LATAM	64	6	70	—	34	(h)	(19)	85	32%	47%
Total segment revenue	$1,227	$42	$1,269	$74	$110		$(4)	$1,449	18%	8%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
North America revenue was impacted by acquisitions of CardConnect in July 2017 and BluePay in December 2017. See note 12 "Acquisitions and Dispositions" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

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

(e)
North America revenue increased due to transaction volume and blended yield of $17 million and $38 million, respectively, and a $7 million benefit associated with accelerating deferred revenue upon a customer termination of a dormant contract, offset by slight declines in our alliances.

(f)
EMEA revenue increased due to growth in the United Kingdom of $7 million and existing business growth in the remainder of the region of $5 million, partially offset by a decline in the German business due to prior year hardware sales associated with a terminal exchange program.

(g)	APAC revenue increased due to growth in India and Greater China/Southeast Asia of $3 million and $4 million, respectively.

(h)	LATAM revenue increased $14 million in Brazil due to sales volume, $13 million in Argentina split evenly between inflation and sales volume and a $5 million increase related to software revenue.

	Six months ended June 30, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Acquisitions(b)	Core Growth		Currency Impact(c)	Six months ended June 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
(in millions)
Revenues:
North America	$1,845	$60	$1,905	$145	$96	(e)	$2	$2,148	16%	5%
EMEA	296	3	299	—	15	(f)	34	348	17%	5%
APAC	81	—	81	—	14	(g)	3	98	21%	17%
LATAM	123	11	134	—	67	(h)	(28)	173	40%	49%
Total segment revenue	$2,345	$74	$2,419	$145	$192		$11	$2,767	18%	7%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
North America revenue was impacted by acquisitions of CardConnect in July 2017 and BluePay in December 2017. See note 12 "Acquisitions and Dispositions" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

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

(e)
North America revenue increased due to transaction volume, blended yield and hardware of $63 million, $28 million and $8 million, respectively, and a $7 million benefit associated with accelerating deferred revenue upon a customer termination of a dormant contract; offset by slight declines in our alliances.

(f)
EMEA revenue increased due to growth in the United Kingdom of $13 million and existing business growth in the remainder of the region of $5 million, partially offset by a decline in the German business due to prior year hardware sales associated with a terminal exchange program.

(g)	APAC revenue increased due to growth in India and Greater China/Southeast Asia of $6 million and $4 million, respectively.

(h)	LATAM revenue increased $30 million in Brazil due to sales volume, $29 million in Argentina split evenly between inflation and sales volume and a $5 million increase related to software revenue.

The following table displays total merchant transactions for the periods presented:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Key indicators:
North America merchant transactions(a)	13,482	12,494	8%	25,603	23,977	7%
International merchant transactions(b)	2,748	2,397	15%	5,245	4,624	13%

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

North America transactions increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, driven by several large clients in our alliances. The transaction volumes for the three months ended June 30, 2018 and 2017 were not impacted by the 2017 acquisitions of CardConnect and BluePay as the vast majority of their transactions were processed on the First Data platforms prior to the acquisition. International transaction growth for the three and six months ended June 30, 2018 compared to the same periods in 2017 was driven by significant transaction growth in our Brazil acquiring business and new portfolios of existing clients throughout all of our international regions.

Global Financial Solutions segment results
The following table displays total segment revenue by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth for the periods presented:

	Three months ended June 30, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Dispositions(b)	Core Growth (Decline)		Currency Impact(c)	Three months ended June 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
(in millions)
Revenues:
North America	$233	$2	$235	$—	$(2)	(e)	$—	$233	—%	(1)%
EMEA	110	1	111	(6)	7	(f)	7	119	6%	7%
APAC	25	(4)	21	—	4	(g)	1	26	7%	25%
LATAM	34	2	36	—	5	(h)	(5)	36	6%	13%
Total segment revenue	$402	$1	$403	$(6)	$14		$3	$414	3%	4%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Business disposition of Lithuania, Latvia and Estonia (the "Baltics") in September 2017. See note 12 "Acquisitions and Dispositions" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

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

(e)
North America revenue decreased due to growth in net new business of $6 million, offset by compression due to client renewals. On July 3, 2018, we closed an agreement with a student loan processor which will positively impact our revenue beginning third quarter 2018.

(f)	EMEA revenue increased due to net new business of $4 million and license resolution fees.

(g)	APAC revenue increased due to net new business of $3 million and growth in existing portfolios including professional services.

(h)	LATAM revenue increased due to growth in new and existing business in Argentina of $4 million.

	Six months ended June 30, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Dispositions(b)	Core Growth (Decline)		Currency Impact(c)	Six months ended June 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
(in millions)
Revenues:
North America	$469	$—	$469	$—	$(8)	(e)	$—	$461	(2)%	(2)%
EMEA	211	—	211	(12)	10	(f)	20	229	9%	6%
APAC	48	(6)	42	—	13	(g)	2	57	19%	32%
LATAM	67	6	73	—	1	(h)	(7)	67	—%	1%
Total segment revenue	$795	$—	$795	$(12)	$16		$15	$814	2%	2%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Business disposition of Lithuania, Latvia and Estonia (the "Baltics") in September 2017. See note 12 "Acquisitions and Dispositions" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

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

(e)
North America revenue decreased due to growth in net new business of $9 million, offset by compression due to client renewals of $17 million and lower plastics revenue. On July 3, 2018, we closed an agreement with a student loan processor which will positively impact our revenue beginning third quarter 2018.

(f)	EMEA revenue increased due to license resolution fees of $7 million and net new business.

(g)	APAC revenue increased due to $3 million in new license sales, $6 million of net new business, and higher professional services revenue of $4 million.

(h)	LATAM revenue increased due to growth in new and existing business in Argentina and Colombia of $6 million and $3 million, respectively, partially offset by prior year license resolution fees.

The following table displays card accounts on file for the periods presented:

	Six months ended June 30,
(in millions)	2018	2017	Percent Change
Key indicators:
North America card accounts on file	923	878	5%
International card accounts on file	193	160	20%

North America card accounts on file increased compared to the same period in 2017 due to growth in existing clients. International card accounts on file increased compared to the same period in 2017 due to growth in existing clients and new business.

Network & Security Solutions segment results
The following table displays total revenue by product. Our Network & Security Solutions segment is comprised of more than 95% domestic businesses with no material foreign exchange impact on reported results:

	Three months ended June 30, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Dispositions(b)	Core Growth (Decline)		Three months ended June 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(c)
(in millions)
Revenues:
EFT Network	$122	$—	$122	$—	$5	(d)	$127	4%	4%
Stored Value Network	93	(15)	78	—	5	(e)	83	(11)%	6%
Security and Fraud	112	1	113	—	—	(f)	113	1%	—%
Other	54	—	54	(7)	1		48	(11)%	2%
Total segment revenue	$381	$(14)	$367	$(7)	$11		$371	(3)%	3%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Represents adjustment to exclude net revenue associated with business that was contributed to our digital banking joint venture with Live Oak on October 2, 2017 offset by our 50% of the joint ventures revenue. See note 12 "Acquisitions and Dispositions" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

(c)
Organic constant currency growth is defined as reported growth adjusted for the following: excludes the results of significant dispositions in the prior year period and is adjusted to retrospectively apply New Revenue Standard to the prior year period.

(d)	EFT Network revenue increased due to transaction growth.

(e)	Stored Value Network revenue increased due to higher blended yields.

(f)	Security and Fraud revenue increased due to growth in our Security and Fraud product categories of $4 million, offset by declines within the TeleCheck business of $4 million.

	Six months ended June 30, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Dispositions(b)	Core Growth (Decline)		Six months ended June 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(c)
(in millions)
Revenues:
EFT Network	$237	$—	$237	$—	$10	(d)	$247	4%	5%
Stored Value Network	182	(31)	151	—	16	(e)	167	(8)%	10%
Security and Fraud	218	3	221	—	4	(f)	225	3%	2%
Other	105	—	105	(14)	3		94	(10)%	3%
Total segment revenue	$742	$(28)	$714	$(14)	$33		$733	(1)%	5%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Represents adjustment to exclude net revenue associated with business that was contributed to our digital banking joint venture with Live Oak on October 2, 2017 offset by our 50% of the joint ventures revenue. See note 12 "Acquisitions and Dispositions" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

(c)
Organic constant currency growth is defined as reported growth adjusted for the following: excludes the results of significant dispositions in the prior year period and is adjusted to retrospectively apply New Revenue Standard to the prior year period.

(d)	EFT Network revenue increased due to transaction growth.

(e)	Stored Value Network revenue increase was split evenly between strong volume growth and higher blended yield.

(f)	Security and Fraud revenue increased due to growth in our Security and Fraud product categories of $12 million, offset by declines within the TeleCheck business of $8 million.

The following table displays total network transactions the periods presented:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Key indicators:
Network transactions (EFT Network and Stored Value)(a)	6,295	5,352	18%	12,245	10,466	17%

(a)	Network transactions include the debit issuer processing transactions, STAR Network issuer transactions, Payroll and Gift Solutions and POS transactions.

Operating expenses overview

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Cost of revenues (exclusive of items shown below)	$751	$782	(4)%	(4)%	$1,530	$1,562	(2)%	(3)%
Selling, general, and administrative	683	520	31%	31%	1,330	1,046	27%	26%
Depreciation and amortization	255	237	8%	8%	505	465	9%	8%
Other operating expenses	17	29	(41)%	(37)%	77	51	51%	53%
Total expenses (excluding reimbursable items)	1,706	1,568	9%	9%	3,442	3,124	10%	9%
Reimbursable items	204	990	(79)%	(79)%	402	1,909	(79)%	(79)%
Total expenses	$1,910	$2,558	(25)%	(25)%	$3,844	$5,033	(24)%	(24)%

Cost of revenues

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Salaries, wages, and bonus(a)	$343	$361	(5)%		$714	$741	(4)%
Stock-based compensation	11	16	(31)%		27	35	(23)%
Outside professional services(b)	59	63	(6)%		119	126	(6)%
Cost of products sold(c)	82	92	(11)%		164	171	(4)%
Software, telecommunication infrastructure, and repairs	94	99	(5)%		187	194	(4)%
Other(d)	162	151	7%		319	295	8%
Cost of revenues expense	$751	$782	(4)%	(4)%	$1,530	$1,562	(2)%	(3)%

(a)	Decrease for the three and six months ended June 30, 2018, due to benefits from cost saving initiatives offset partially by acquisition of CardConnect and BluePay.

(b)
Decrease due to $15 million and $31 million for the three and six months ended June 30, 2018, respectively related to the impact of adoption of the New Revenue Standard offset partially by an increase in consulting fees.

(c)
Decrease of $14 million and $26 million for the three and six months ended June 30, 2018, respectively, due to changes in accounting for Clover terminals due to adopting the New Revenue Standard, offset partially by higher hardware sales.

(d)
Increase related to the three and six months ended June 30, 2018 is due to the adoption of the New Revenue Standard of $7 million and $13 million, respectively, and the remaining increase is due to the growth in the business.

Selling, general, and administrative

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Sales and distribution incentives(a)	$357	$223	60%		$659	$426	55%
Salaries, wages, bonus, and other(b)	172	163	6%		349	339	3%
Stock-based compensation(c)	48	40	20%		106	86	23%
Professional services (d)	40	27	48%		73	50	46%
Other	66	67	(1)%		143	145	(1)%
Selling, general, and administrative expense	$683	$520	31%	31%	$1,330	$1,046	27%	26%

(a)
Increase in the three months ended June 30, 2018 is related to adoption of the New Revenue Standard of $46 million, acquisition of CardConnect and BluePay of $44 million, and growth in business. Increase in the six months ended June 30, 2018 is related to adoption of the New Revenue Standard of $91 million, acquisition of CardConnect and BluePay of $79 million, and growth in business.

(b)	Increase due to $22 million and $44 million for the three and six months ended June 30, 2018, respectively related to acquisition of CardConnect and BluePay offset by cost saving initiatives.

(c)
The three and six months ended June 30, 2018 increased due to equity awards granted as a result of the CardConnect and BluePay acquisitions and retention awards to FDC's executive management during the second half of 2017.

(d)
Increase for the three months ended June 30, 2018 is related to outside consulting fees. Increase for the six months ended June 30, 2018 is related to acquisitions of CardConnect and BluePay of $3 million, legal fees of $8 million and the remaining increase is due to outside consulting fees.

Depreciation and amortization

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Depreciation expense	$81	$79	3%		$163	$155	5%
Amortization expense	174	158	10%		342	310	10%
Depreciation and amortization(a)	$255	$237	8%	8%	$505	$465	9%	8%

(a)
The increase in the three and six months ended June 30, 2018 includes $22 million and $45 million respectively, related to the acquisition of CardConnect and BluePay partially offset by a reduction in amortization expense on intangibles arising from the KKR acquisition of First Data.

Other operating expenses

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Restructuring, net(a)	$16	$16	—%		$48	$39	23%
Deal and deal integration costs(a)	(4)	5	NM		3	5	(40)%
Asset impairment(a)	—	6	NM		—	6	NM
Customer related costs(a)	5	—	NM		25	—	NM
Other	—	2	(100)%		1	1	—%
Other operating expenses	$17	$29	(41)%	(37)%	$77	$51	51%	53%

(a)	Refer to note 9 "Other operating expenses" to our unaudited consolidated financial statements in Part I of this Form 10-Q for details regarding other operating expenses.

Interest expense, net

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Interest expense, net(a)	$234	$236	(1)%	—%	$467	$469	—%	—%

(a)	Refer to note 2 "Borrowings" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

Loss on debt extinguishment

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Loss on debt extinguishment	$1	$15	(93)%	(93)%	$1	$71	(99)%	(99)%

Other income (expense)

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Loss on deal contingent currency swap	$(4)	$—			$(4)	$—
Divestitures, net loss	(2)	—			(2)	—
Non-operating foreign currency gain (loss)	7	(2)			4	(3)
Other miscellaneous income	1	—			1	—
Other income (expense)	$2	$(2)	NM	NM	$(1)	$(3)	(67)%	(67)%

Income taxes

Refer to note 7 "Income Taxes" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

Equity earnings in affiliates

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Equity earnings in affiliates(a)	$60	$57	5%	5%	$109	$112	(3)%	(4)%

(a)
The increase for the three months ended June 30, 2018 is due to a decrease in amortization related to equity method investments of $5 million. The decrease for the six months ended June 30, 2018 related to a decline in our North America joint venture partners mainly due to declines in sales and margin erosion, partially offset by a decrease in amortization related to equity method investments of $8 million.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Net income attributable to noncontrolling interests and redeemable noncontrolling interest(a)	$61	$58	5%	5%	$94	$101	(7)%	(8)%

(a)	Decrease for the six months ended June 30, 2018 compared to the same periods in 2017 driven by an assessment from Visa and MasterCard related to a former merchant.

Segment EBITDA Overview
The following table displays Segment EBITDA by segment for the periods presented:

	Three months ended June 30,
(in millions)	2017	New Revenue Standard Adjustments(a)	As Adjusted	Acquisitions\ Dispositions(b)	Core Growth (Decline)	Currency Impact(c)	Three months ended June 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
Segment EBITDA:
Global Business Solutions	$483	$(3)	$480	$19	$51	$(6)	$544	13%	10%
Global Financial Solutions(e)	165	4	169	(2)	10	(1)	176	7%	7%
Network & Security Solutions	180	—	180	—	13	—	193	7%	7%
Corporate	(44)	—	(44)	—	(5)	—	(49)	(11)%	(11)%
Total Segment EBITDA (Non-GAAP)	$784	$1	$785	$17	$69	$(7)	$864	10%	8%

	Six months ended June 30,
(in millions)	2017	New Revenue Standard Adjustments(a)	As Adjusted	Acquisitions\ Dispositions(b)	Core Growth (Decline)	Currency Impact(c)	Six months ended June 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
Segment EBITDA:
Global Business Solutions	$865	$(11)	$854	$39	$89	$(4)	$978	13%	10%
Global Financial Solutions(e)	319	4	323	(4)	21	2	342	7%	7%
Network & Security Solutions	336	—	336	—	32	—	368	10%	10%
Corporate	(86)	—	(86)	—	(8)	—	(94)	(9)%	(9)%
Total Segment EBITDA (Non-GAAP)	$1,434	$(7)	$1,427	$35	$134	$(2)	$1,594	11%	9%

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

(d)
Organic constant currency growth is defined as reported growth adjusted for the exclusion of the impacts of year-over-year currency rate changes in the current period and the results of significant dispositions in the prior year period, the inclusion of the results of significant acquisitions in the prior year period, and is adjusted to retrospectively apply the New Revenue Standard to the prior year period.

(e)	On July 3, 2018, we closed an agreement with a student loan processor which will have significant ramp up costs that are expected to impact margins over the next year.

The following table displays Segment EBITDA margin by segment for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,				Six months ended June 30,
	2018	2017	Change		2018	2017	Change
Segment EBITDA Margin:
Global Business Solutions	37.5%	39.4%	(190	) bps	35.3%	36.9%	(160	) bps
Global Financial Solutions	42.5%	41.0%	150	bps	42.0%	40.1%	190	bps
Network & Security Solutions	52.0%	47.2%	480	bps	50.2%	45.3%	490	bps
Total Segment EBITDA Margin (Non-GAAP)	38.7%	39.0%	(30	) bps	36.9%	36.9%	—%
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

The following table reconciles the reported Net income attributable to First Data Corporation presented in accordance with GAAP to the non-GAAP financial measure of adjusted net income for the periods presented:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	% Change	2018	2017	% Change
Net income attributable to First Data Corporation	$341	$185	84%	$442	$221	100%
Adjustments:
Stock-based compensation	59	56	5%	133	121	10%
Loss on debt extinguishment	1	15	(93)%	1	71	(99)%
Amortization of acquisition intangibles and deferred financing costs(a)	104	94	11%	210	189	11%
Loss on disposal of businesses	1	—	NM	2	—	NM
Restructuring	16	16	—%	48	39	23%
Intercompany foreign exchange gain (loss)	(7)	3	NM	(4)	4	NM
Impairment, litigation, and other(b)	8	4	100%	18	3	NM
Deal and deal integration costs	(4)	5	NM	3	5	(40)%
Loss on investments	3	—	NM	2	—	NM
Fees paid on debt modification	—	9	NM	—	9	NM
Discrete tax adjustment(c)	—	(4)	NM	—	(4)	NM
Discrete tax items(d)	(107)	(7)	NM	(101)	(7)	NM
Income tax on above items(e)	(44)	(2)	NM	(104)	(19)	NM
Adjusted net income attributable to First Data Corporation(f)	$371	$374	(1)%	$650	$632	3%
NM represents not meaningful

(a)
Represents amortization of intangibles established in connection with the 2007 merger and acquisitions we have made since 2007, excluding the percentage of our consolidated amortization of acquisition intangibles related to non-wholly owned consolidated alliances equal to the portion of such alliances owned by our alliance partners. This line also includes amortization related to deferred financing costs of $4 million and $4 million for the three months ended June 30, 2018 and 2017, respectively, and $9 million and $8 million for the six months ended June 30, 2018 and 2017, respectively.

(b)	Represents impairments, non-normal course litigation and regulatory settlements, divestitures, and other, as applicable to the periods presented.

(c)
Prior to January 1, 2018, we excluded the impact of all discrete tax items from Adjusted Net Income and Diluted Adjusted Net Income per Share. We will no longer exclude certain discrete items which were deemed to be recurring in nature. We retrospectively adjusted the prior period results presented in these unaudited consolidated financial statements.

(d)
We exclude from Adjusted net income certain discrete tax item, such as tax law changes, tax impact of mergers and acquisitions, valuation allowance releases, tax reserves related to issues that arose before KKR acquired us within a quarter.

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

(f)
Adjusted net income for the three and six months ended June 30, 2018 includes discrete tax benefits in the amount of $14 million and $31 million, respectively, and the comparable periods in 2017 included discrete tax expense in the amount of $2 million and $4 million for the three and six months ended June 30, 2017, respectively.

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

Total borrowings and net debt

The chart below shows the net debt balances as of June 30, 2018 and December 31, 2017. Net debt is a non-GAAP measure defined as total long-term borrowings plus short-term and current portion of long-term borrowings at par value excluding lines of credit used for settlement purposes less cash and cash equivalents. We believe that net debt provides additional insight on the level and management of leverage. Net debt is not, and should not be viewed as, a substitute for total outstanding borrowings under GAAP.

	As of	As of
(in millions)	June 30, 2018	December 31, 2017
Total long-term borrowings	$17,717	$17,927
Total short-term and current portion of long-term borrowings	900	1,271
Total borrowings	18,617	19,198
Unamortized discount and unamortized deferred financing costs	112	126
Total borrowings at par	18,729	19,324
Less: settlement lines of credit and other arrangements	147	205
Gross debt excluding settlement lines of credit and other arrangements	18,582	19,119
Less: cash and cash equivalents	544	498
Net debt	$18,038	$18,621

Credit ratings

As of July 30, 2018, our long-term corporate family rating from Moody’s was Ba3 (outlook stable). We were upgraded by Moody's during the quarter which resulted in a 25 bps reduction in interest rates on our term loans maturing in 2022 and 2024.  Long-term local issuer credit rating from Standard and Poor’s was B+ (outlook stable) and the long-term issuer default rating from Fitch was B+ (outlook positive). A decrease in our credit ratings could affect our ability to access future financing at current funding rates, which could result in increased interest expense in the future.

Cash and cash equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of June 30, 2018 and December 31, 2017, we held $544 million and $498 million in cash and cash equivalents, respectively.

The following table details the cash and cash equivalents as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018				As of December 31, 2017
(in millions)	Available	Unavailable		Total	Available	Unavailable		Total
Domestic	$36	$159	(a)	$195	$50	$101	(a)	$151
International	181	168	(b)	349	174	173	(b)	347
Total	$217	$327		$544	$224	$274		$498

(a)
Represents cash held by two of our domestic entities that are not available to fund operations outside of these entities unless the Board of Directors of those respective entities declare a dividend. Also, one of these entities is subject to regulatory capital requirements that must be satisfied before a dividend may be declared.

(b)
Consolidated foreign joint ventures held $158 million and $163 million in cash and cash equivalents until the joint ventures' Board of Directors authorize a distribution as of June 30, 2018 and December 31, 2017, respectively. In addition, $10 million of the remaining unavailable cash and cash equivalents in our international subsidiaries is held in countries that have currency controls as of June 30, 2018 and December 31, 2017.

Cash flows

	Six months ended June 30,
Source/(use) (in millions)	2018	2017
Net cash provided by operating activities	$1,138	$1,001
Net cash used in investing activities	(290)	(241)
Net cash used in financing activities	(784)	(662)

Cash flows from operating activities

The chart below reconciles the change in operating cash flows for the six months ended June 30, 2017 to June 30, 2018:

Source/(use) (in millions)	Six months ended June 30, 2018
Net cash provided by operating activities, previous period	$1,001
Increases in:
Net income, excluding other operating expenses and other income (expense)(a)	98
Depreciation and amortization	20
Working capital and other	19
Net cash provided by operating activities, end of period	$1,138

(a)	Excludes loss on debt extinguishment, stock-based compensation expense, deferred income tax (expense) benefit, and other non-cash items.
Our operating cash flow is impacted by our level of debt. Approximately $452 million and $453 million in cash interest was paid during the six months ended June 30, 2018 and 2017, respectively.
Refer to "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a detailed discussion on how a 100 basis point increase in the applicable London Interbank Offered Rate (LIBOR) index on an annualized basis would impact our annual interest expense.

The table below represents the working capital change for the six months ended June 30, 2018 compared to the same period in 2017:

	Six months ended June 30,
Source/(use) (in millions)	2018	2017	Change
Accounts receivable, current and long-term(a)	$50	$110	$(60)
Other assets, current and long-term	(1)	(19)	18
Accounts payable and other liabilities, current and long-term	(139)	(165)	26
Income tax accounts(b)	2	(33)	35
Total working capital change	$(88)	$(107)	$19

(a)	Change is related to day shift.

(b)	Change is related to timing of tax payments.

Cash flows from investing activities
The table below summarizes the changes in investing activities for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
Source/(use) (in millions)	2018	2017	Change
Acquisitions(a)	$(17)	$(85)	$68
Capital expenditures(b)	(290)	(256)	(34)
Other(c)	17	100	(83)
Net cash used in investing activities	$(290)	$(241)	$(49)

(a)	For additional detail about this acquisition, see note 10 "Acquisitions and Dispositions" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)	Increase in capital expenditures is related to an increase in cash outlays for software and technology.

(c)	Other represents proceeds from maturity of net investment hedges, purchase of equity and cost method investments, and other investing activities.

Cash flows from financing activities
The table below summarizes the changes in financing activities for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
Source/(use) (in millions)	2018	2017	Change
Net debt transactions (a)	$(610)	$(423)	$(187)
Other (b)	(174)	(239)	65
Net cash used in financing activities	$(784)	$(662)	$(122)

(a)	Details regarding our debt structure are provided in note 2 "Borrowings" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Other represents payment of call premiums and debt issuance cost, payment of taxes related to net settlement of equity awards, distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest and other financing activities. Change is related to $63 million of debt modification payments incurred in the six months ended June 30, 2017.

Free Cash Flow

Free cash flow is a non-GAAP measure defined as cash flow provided by operating activities less capital expenditures and distributions to minority interests and other. We consider free cash flow to be a liquidity measure that provides useful information to management and users of our financial statements about the amount of cash generated by the business which can then be used to, among other things, reduce outstanding debt. Free cash flow is not, and should not be viewed as a substitute for GAAP reported financial information.
The chart below reconciles cash flow from operations to free cash flow for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
Source/(use) (in millions)	2018	2017	Change
Net cash provided by operating activities (a)	$1,138	$1,001	$137
Capital expenditures(b)	(290)	(256)	(34)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest and other (c)	(102)	(36)	(66)
Free cash flow	$746	$709	$37

(a)	Net cash provided by operating activities increased due to the items noted previously in the "Cash flows from operating activities" above.

(b)	Capital expenditures increased due to the items noted previously in the "Cash flows from investing activities" above.

(c)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest and other decreased due to a decrease of $64 million received from the maturity of a net investment hedge from 2017 offset by higher distributions and dividends paid to noncontrolling interest.

Letters, lines of credit, and other

	Total Available(a)		Total Outstanding
(in millions)	As of June 30, 2018	As of December 31, 2017	As of June 30, 2018	As of December 31, 2017
Letters of credit(b)	$283	$283	$35	$29
Lines of credit and other(c)	375	546	147	205

(a)	Total available without giving effect to amounts outstanding.

(b)
Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. All letters of credit expire on or prior to December 20, 2019 with a one-year renewal option.

(c)
As of June 30, 2018, represents $375 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity. We cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, we had borrowings outstanding against them. Total available under lines of credit and other is highest at year-end due to seasonality of business.

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
The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior notes, and senior subordinated notes. As of June 30, 2018, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $11.7 billion, Covenant EBITDA of $3.6 billion and a Ratio of 3.22 to 1.00.

The calculation of Covenant EBITDA under our senior secured facilities was as follows:

(in millions)	Last twelve months ended June 30, 2018
Net income attributable to First Data Corporation	$1,686
Interest expense, net	932
Income tax benefit	(779)
Depreciation and amortization	1,093
EBITDA	2,932

Loss on debt extinguishment	10
Stock-based compensation	257
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	192
Projected near-term cost savings and revenue enhancements(a)	92
Restructuring, net	92
Non-operating foreign currency losses	(7)
Investment gains	—
Equity entities taxes, depreciation and amortization(b)	14
Divestitures, net	(15)
Other(c)	78
Covenant EBITDA	$3,645

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
Off-Balance Sheet Arrangements

During the six months ended June 30, 2018, there were no material changes outside the ordinary course of business in our off-balance sheet arrangements from those reported as of December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017.
Contractual Obligations

During the six months ended June 30, 2018, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our interest rate-sensitive assets include cash equivalents as well as both fixed and floating rate interest-bearing securities. These investments arise primarily from settlement funds held by us, pending settlement. Our interest rate-sensitive liabilities include our senior secured credit facilities which are subject to variable interest rates. We use a combination of interest rate collars and swaps to mitigate our exposure to interest rate fluctuations.

As of June 30, 2018, we have $9.5 billion in variable rate debt, which includes $565 million on our accounts receivable securitization facility. We have $4.3 billion in variable to fixed interest rate collars, which are subject to contractual ceilings and floors, and $2.5 billion in interest rate step-up swaps. The $1.5 billion and $1.3 billion interest rate collars expiring September 2018 and January 2019, respectively, have a ceiling of 1.50% for one month LIBOR and the $1.5 billion interest rate collars expiring September 2019 have a ceiling of 1.75% for one month LIBOR. $1.0 billion of the step-up swaps cover our exposure from May 2018 to May 2021. The remaining $1.5 billion step-up swaps cover our exposure from September 2018 to May 2021.

Based on outstanding debt balances and interest rates as of June 30, 2018, a 1% increase in variable interest rates would result in a decrease to pretax income of $29 million over the next twelve months. This decrease is due to a $47 million increase in interest expense related to our balance of variable interest rate debt, net of interest rate collars and step-up swaps, partially offset by an $18 million increase in interest income, primarily on settlement assets. A decrease in interest rates would result in an increase to pretax income. Actual interest rates could change significantly more than 1%. There are inherent limitations in the sensitivity analysis presented and as a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

A hypothetical 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in an increase to pretax income of approximately $52 million. This increase results from a $49 million increase related to foreign exchange on foreign currency earnings and a $2 million increase related to foreign exchange on intercompany loans. There are inherent limitations in the sensitivity analysis presented and as a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2018. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

In December 2017, we completed our acquisition of BluePay, which is being integrated into our Global Business Solutions segment. As part of our ongoing integration activities, we are continuing to augment our company-wide controls to reflect the risks inherent in the acquisition. Also, following the October 2017 announcement of the closure of our Denver and Houston locations, we commenced the migration of the majority of our tax and treasury activities and TeleCheck business as well as portions of other functions. This migration continues to present transitional risks to maintaining adequate internal controls over financial reporting. Additionally, due to the recently adopted New Revenue Standard, we have implemented changes to our internal controls over revenue recognition and related disclosures. Other than with respect to these items, there were no changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. None of these matters, either individually or in the aggregate, currently are material to us.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report or, where indicated, were filed and are incorporated by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1	Fourth Amendment to the Receivables Financing Agreement, dated as of July 20, 2018, to the Receivables Financing Agreement, dated December 31, 2015 between First Data Corporation, First Data Receivables, LLC, PNC Bank, National Association, and the persons from time to time party thereto as Lenders and Group Agents.	8-K	1-11073	10.1	7/26/2018
10.2
Fifth Amendment to the Transfer and Contribution Agreement, dated as of July 20, 2018, to the Transfer and Contribution Agreement, dated December 31, 2015 between First Data Corporation, First Data Receivables, LLC, First Data Resources, LLC, CardConnect, LLC, Concord Computing Corporation, First Data Government Solutions, Inc., First Data Government Solutions, LP, Star Networks, Inc., First Data Processing, Inc., First Data Hardware Services Inc., TeleCheck Services, Inc., Star Systems Assets, Inc., First Data Merchant Services, LLC, Ignite Payments, LLC, FDS Holdings, Inc., New Payment Services, Inc., CTS Holdings, LLC, Concord Payment Services, Inc., Gift Solutions LLC and PNC Bank, National Association.
		8-K	1-11073	10.2	7/26/2018
31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date:	July 30, 2018	By	/s/ Himanshu A. Patel
Himanshu A. Patel
Executive Vice President, Chief Financial Officer
(principal financial officer)

Date:	July 30, 2018	By	/s/ Matthew Cagwin
Matthew Cagwin
Senior Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)