Form 10-Q
period 2018-09-30
FIRST DATA CORP
filed 2018-10-31
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at September 30, 2018
Class A Common Stock, $0.01 par value per share	567,013,360 shares
Class B Common Stock, $0.01 par value per share	369,503,473 shares

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

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Revenues:
Revenues excluding reimbursable items(a)	$2,158	$2,081	$6,486	$5,998
Reimbursable items	211	995	613	2,904
Total revenues	2,369	3,076	7,099	8,902
Expenses:
Cost of revenues (exclusive of items shown below)	741	794	2,271	2,356
Selling, general, and administrative	665	565	1,995	1,611
Depreciation and amortization	248	248	753	713
Other operating expenses, net	29	57	106	108
Total expenses excluding reimbursable items	1,683	1,664	5,125	4,788
Reimbursable items	211	995	613	2,904
Total expenses	1,894	2,659	5,738	7,692
Operating profit	475	417	1,361	1,210
Interest expense, net	(231)	(233)	(698)	(702)
Loss on debt extinguishment	(2)	(1)	(3)	(72)
Other income (expense)	202	(4)	201	(7)
Income before income taxes and equity earnings in affiliates	444	179	861	429
Income tax expense (benefit)	54	(106)	44	(66)
Equity earnings in affiliates	58	55	167	167
Net income	448	340	984	662
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	47	44	141	145
Net income attributable to First Data Corporation	$401	$296	$843	$517

Net income attributable to First Data Corporation per share:
Basic	$0.43	$0.32	$0.91	$0.57
Diluted	$0.42	$0.31	$0.88	$0.55

Weighted-average common shares outstanding:
Basic	932	918	928	915
Diluted	965	944	956	938

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $56 million and $159 million for the three and nine months ended September 30, 2018, respectively, and $56 million and $162 million for the comparable periods in 2017.

The 2018 results include the impact of adopting ASC 606 and ASC 340-40 (collectively, the New Revenue Standard). See note 1 "Basis of Presentation and Summary of Significant Accounting Policies" in the Company's unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Net income	$448	$340	$984	$662
Other comprehensive income, net of tax:
Foreign currency translation adjustment	18	105	(66)	213
Pension liability adjustments	2	—	2	19
Derivative instruments	4	1	4	—
Total other comprehensive income (loss), net of tax	24	106	(60)	232
Comprehensive income	472	446	924	894
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	49	50	139	158
Comprehensive income attributable to First Data Corporation	$423	$396	$785	$736

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions, except par value)	As of September 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$601	$498
Accounts receivable, net of allowance for doubtful accounts of $43 and $45	2,065	2,176
Settlement assets	20,735	20,363
Prepaid expenses and other current assets	310	335
Total current assets	23,711	23,372
Property and equipment, net of accumulated depreciation of $1,592 and $1,588	890	951
Goodwill	17,518	17,710
Customer relationships, net of accumulated amortization of $5,425 and $5,940	1,860	2,184
Other intangibles, net of accumulated amortization of $2,277 and $2,665	1,906	1,935
Investment in affiliates	1,040	1,054
Other long-term assets	678	1,063
Total assets	$47,603	$48,269
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,630	$1,659
Short-term and current portion of long-term borrowings	806	1,271
Settlement obligations	20,735	20,363
Total current liabilities	23,171	23,293
Long-term borrowings	16,949	17,927
Deferred tax liabilities	26	77
Other long-term liabilities	513	886
Total liabilities	40,659	42,183
Commitments and contingencies (See note 12)
Redeemable noncontrolling interest	78	72
First Data Corporation stockholders' equity:
Class A Common stock, $0.01 par value; 1,600 shares authorized as of September 30, 2018 and December 31, 2017; 583 shares and 493 shares issued as of September 30, 2018 and December 31, 2017, respectively; and 567 shares and 482 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	6	5
Class B Common stock, $0.01 par value; 523 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 370 and 443 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	4	4
Preferred stock, $0.01 par value; 100 shares authorized as of September 30, 2018 and December 31, 2017; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Class A Treasury stock, at cost, 16 shares and 11 shares as of September 30, 2018 and December 31, 2017, respectively	(243)	(149)
Additional paid-in capital	13,722	13,495
Accumulated loss	(8,229)	(9,059)
Accumulated other comprehensive loss	(1,202)	(1,144)
Total First Data Corporation stockholders' equity	4,058	3,152
Noncontrolling interests	2,808	2,862
Total equity	6,866	6,014
Total liabilities and equity	$47,603	$48,269
 See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$984	$662
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	816	806
Deferred income taxes	(22)	(130)
Charges related to other operating expenses, net and other income	(95)	115
Loss on debt extinguishment	3	72
Stock-based compensation expense	192	183
Other non-cash and non-operating items, net	44	36
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	92	60
Other assets, current and long-term	(48)	8
Accounts payable and other liabilities, current and long-term	(163)	(186)
Income tax accounts	6	(44)
Net cash provided by operating activities	1,809	1,582
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions	549	88
Additions to property and equipment	(226)	(198)
Payments to obtain customer contracts, including outlays for conversion, and capitalized systems development costs	(226)	(192)
Acquisitions, net of cash acquired	(17)	(848)
Proceeds from the maturity of net investment hedges	26	90
Other investing activities, net	(48)	—
Net cash provided by (used in) investing activities	58	(1,060)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term (payments) borrowings, net	(877)	415
Proceeds from issuance of long-term debt	—	3,548
Payment of call premiums and debt issuance cost	—	(63)
Principal payments on long-term debt	(619)	(4,063)
Payment of taxes related to settlement of equity awards	(107)	(87)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(193)	(203)
Other financing activities, net	57	43
Net cash used in financing activities	(1,739)	(410)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24)	2
Change in cash, cash equivalents and restricted cash	104	114
Cash, cash equivalents and restricted cash at beginning of period	525	415
Cash, cash equivalents and restricted cash at end of period	$629	$529
NON-CASH TRANSACTIONS
Capital leases, net of trade-ins	$31	$57
Other financing arrangements	$—	$102
See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Stockholders
	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
(in millions)	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	482	$5	443	$4	11	$(149)	$13,495	$(9,059)	$(1,144)	$2,862	$6,014
Adoption of New Revenue Standard	—	—	—	—	—	—	—	(13)	—	—	(13)
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(169)	(169)
Net income(b)	—	—	—	—	—	—	—	843	—	117	960
Other comprehensive loss	—	—	—	—	—	—	—	—	(58)	(2)	(60)
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	—	—	192	—	—	—	192
Stock activity under stock compensation plans and other	85	1	(73)	—	5	(94)	41	—	—	—	(52)
Balance, September 30, 2018	567	$6	370	$4	16	$(243)	$13,722	$(8,229)	$(1,202)	$2,808	$6,866

	First Data Corporation Stockholders
	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
(in millions)	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2016	368	$4	544	$5	5	$(61)	$13,210	$(10,524)	$(1,414)	$2,911	$4,131
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(179)	(179)
Net income (b)	—	—	—	—	—	—	—	517	—	121	638
Other comprehensive income	—	—	—	—	—	—	—	—	219	13	232
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	1	—	—	—	1
Stock compensation expense	—	—	—	—	—	—	183	—	—	—	183
Stock activity under stock compensation plans and other	113	1	(101)	(1)	5	(78)	36	—	—	—	(42)
Balance, September 30, 2017	481	$5	443	$4	10	$(139)	$13,430	$(10,007)	$(1,195)	$2,866	$4,964

(a)
The total distribution presented in the unaudited consolidated statements of equity for the nine months ended September 30, 2018 and 2017 excludes $24 million and $24 million, respectively, in distributions paid to redeemable noncontrolling interest not included in equity.

(b)
The total net income presented in the unaudited consolidated statements of equity for the nine months ended September 30, 2018 and 2017 is $24 million and $24 million different, respectively, than the amounts presented in the unaudited consolidated statements of income due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Business Description

FDC is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers. The Company provides merchant transaction processing and acquiring; credit, retail, and debit card processing; prepaid and payroll services; check verification; settlement and guarantee services; and statement printing as well as solutions to help clients grow their businesses including the Company's Clover line of payment solutions and related applications.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the Company's Form 8-K filed August 13, 2018. Significant accounting policies disclosed therein have not changed, except for those disclosed below in the recently adopted section.

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

Presentation

Depreciation and amortization, presented as a separate line item on the Company’s unaudited consolidated statements of income, does not include amortization of payments for customer contracts which is recorded as contra-revenue within “Revenues excluding reimbursable items.” Also not included is amortization related to equity method investments which is netted within “Equity earnings in affiliates.”

The following table presents the amounts associated with such amortization for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Amortization of payments for customer contracts	$14	$20	$40	$58
Amortization related to equity method investments	8	12	23	35

Treasury Stock

In connection with the vesting of restricted stock awards or exercise of stock options, shares of Class A and Class B common stock are delivered to the Company by employees to satisfy tax withholding obligations. The Company accounts for treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock. Because Class B common stock converts automatically to Class A common stock upon any transfer, whether or not for value, except for certain transactions described in the Company's amended and restated certificate of incorporation, all shares of treasury stock are Class A common stock.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Currency Translation

There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years, primarily due to inflation. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018 the Company began reporting the financial results of its operations in Argentina at the functional currency of the parent, which is the U.S. dollar. Exchange gains and losses from the remeasurement of monetary assets and liabilities for the three months ended September 30, 2018 are reflected in "Other income (expense)" on the unaudited consolidated statements of income rather than “Accumulated other comprehensive loss” on the unaudited consolidated balance sheet. The Company recognized $3 million in foreign currency exchange losses for the three months ended September 30, 2018 from remeasurement of the operations in Argentina to the parent functional currency.

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

In June 2018, the FASB issued guidance that simplifies the accounting for share-based payments to nonemployees in exchange for goods and services by aligning with the accounting for share-based payments to employees, with certain exceptions. The standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption is permitted. The Company adopted the new guidance on July 1, 2018, using the modified retrospective approach, with an immaterial impact to the Company’s consolidated financial statements.
Statement of Cash Flows

In November 2016, the FASB issued guidance that changes the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. Under the new guidance, companies are required to include restricted cash and restricted cash equivalents with the cash and cash equivalents line item when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Given this change, transfers between cash, cash equivalents, and restricted cash and cash equivalents are no longer reported as cash flow activities on the statement of cash flows. The guidance was applied using a retrospective transition method to each period presented. The Company adopted the new guidance on January 1, 2018 with no material impact to its statement of cash flows. The Company held $28 million, $27 million, $27 million and $30 million in restricted cash within "Other long-term assets" in the unaudited consolidated balance sheets as of September 30, 2018, December 31, 2017, September 30, 2017, and December 31, 2016, respectively.
Pension Costs

In March 2017, the FASB issued guidance that requires employers that sponsor defined benefit plans for pensions and/or other post-retirement benefits to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The Company adopted the new guidance on January 1, 2018, using a retrospective approach. The impact on the Company's consolidated financial statements for the three and nine months ended September 30,

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2018 was an increase in operating expense and a decrease in "Interest expense, net" of $2 million and $5 million, respectively, and $1 million and $4 million for the comparable periods in 2017.

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

The Company adopted the New Revenue Standard using a modified retrospective basis on January 1, 2018 to all contracts that were not completed. The adoption resulted in an increase to accumulated loss of $13 million for the cumulative effect of applying the New Revenue Standard. This impact was principally driven by certain software arrangements being recognized sooner; changes related to costs to obtain customers, including the related amortization period; and the release of deferred revenue associated with Clover terminals that had previously lacked standalone value. Under the modified retrospective basis, the Company did not restate its comparative consolidated financial statements for these effects.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the impact of adopting the New Revenue Standard on the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018
(in millions, except per share amounts)	As Reported	Adjustments	Amounts Without Adoption of ASC 606
Revenues:
Revenues excluding reimbursable items	$2,158	$(34)	$2,124
Reimbursable items	211	919	1,130
Total revenues	2,369	885	3,254
Expenses:
Total expenses excluding reimbursable items	1,683	(33)	1,650
Reimbursable items	211	919	1,130
Total expenses	1,894	886	2,780
Operating profit	475	(1)	474
Interest expense, net	(231)	—	(231)
Loss on debt extinguishment	(2)	—	(2)
Other income	202	—	202
Income before income taxes and equity earnings in affiliates	444	(1)	443
Income tax expense	54	—	54
Equity earnings in affiliates	58	—	58
Net income	448	(1)	447
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	47	—	47
Net income attributable to First Data Corporation	$401	$(1)	$400

Net income attributable to First Data Corporation per share:
Basic	$0.43	$—	$0.43
Diluted	$0.42	$—	$0.42

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2018
(in millions, except per share amounts)	As Reported	Adjustments	Amounts Without Adoption of ASC 606
Revenues:
Revenues excluding reimbursable items	$6,486	$(119)	$6,367
Reimbursable items	613	2,640	3,253
Total revenues	7,099	2,521	9,620
Expenses:
Total expenses excluding reimbursable items	5,125	(94)	5,031
Reimbursable items	613	2,640	3,253
Total expenses	5,738	2,546	8,284
Operating profit	1,361	(25)	1,336
Interest expense, net	(698)	—	(698)
Loss on debt extinguishment	(3)	—	(3)
Other income	201	—	201
Income before income taxes and equity earnings in affiliates	861	(25)	836
Income tax expense	44	(6)	38
Equity earnings in affiliates	167	—	167
Net income	984	(19)	965
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	141	—	141
Net income attributable to First Data Corporation	$843	$(19)	$824

Net income attributable to First Data Corporation per share:
Basic	$0.91	$(0.02)	$0.89
Diluted	$0.88	$(0.02)	$0.86

The adoption of the New Revenue Standard had an immaterial impact on the Company’s unaudited consolidated balance sheet and unaudited consolidated statement of cash flows as of and for the three and nine months ended September 30, 2018. See note 3 "Revenue Recognition" for more information.

Recently Issued Accounting Guidance

Leases

In February 2016, the FASB issued guidance which requires lessees to recognize most leases on their balance sheets. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors and provides new presentation and disclosure requirements for both lessees and lessors. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company will adopt the new standard on January 1, 2019. While the Company continues to assess all of the effects of the adoption of the guidance, the Company does not believe that the adoption of the new standard will have a material impact on its consolidated financial statements.
Credit Losses
In June 2016, the FASB issued guidance that will change the accounting for credit loss impairment. Under the new guidance, companies are required to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Internal-Use Software

In August 2018, the FASB issued guidance to align the requirements for capitalizing certain implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company is currently reviewing the new guidance to assess the impact to the consolidated financial statements.

Fair Value Measurements

In August 2018, the FASB issued guidance that modified the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The new guidance also expands disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of the guidance on its consolidated financial statements.

SEC Disclosure Requirements

In August 2018, the SEC issued a final rule that amends certain disclosure requirements that were duplicative, outdated or superseded. In addition, the final rule expanded the financial reporting requirements for changes in stockholders’ equity for interim reporting periods. The Company will adopt this new rule beginning with its financing reporting for the quarter ended March 31, 2019. The Company is currently evaluating the impact of the final rule on its consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2: Borrowings

(in millions)	As of September 30, 2018	As of December 31, 2017
Short-term borrowings:
Foreign lines of credit and other arrangements	$76	$205
Senior secured revolving credit facility due 2020 at LIBOR plus 3.50% or a base rate plus 2.50%	—	272
Receivable securitized loan at LIBOR plus 1.15% or a base rate equal to the highest of (i) the applicable lender's prime rate, or (ii) the federal funds rate plus 0.50%	124	600
Unamortized deferred financing costs(a)	(3)	(3)
Total short-term borrowings	197	1,074
Current portion of long-term borrowings:
Senior secured term loan facility due 2020 at LIBOR plus 1.75% or a base rate plus 0.75%	500	78
Other arrangements and capital lease obligations	109	119
Total current portion of long-term borrowings(b)	609	197
Total short-term and current portion of long-term borrowings	806	1,271
Long-term borrowings:
Senior secured term loan facility due 2024 at LIBOR plus 2.0% or a base rate plus 1.0%	3,892	3,892
Senior secured term loan facility due 2022 at LIBOR plus 2.0% or a base rate plus 1.0%	3,293	3,758
Senior secured term loan facility due 2020 at LIBOR plus 1.75% or a base rate plus 0.75%	923	1,404
5.375% Senior secured first lien notes due 2023	1,210	1,210
5.0% Senior secured first lien notes due 2024	1,900	1,900
5.75% Senior secured second lien notes due 2024	2,200	2,200
7.0% Senior unsecured notes due 2023	3,400	3,400
Unamortized discount and unamortized deferred financing costs(a)	(102)	(123)
Other arrangements and capital lease obligations	233	286
Total long-term borrowings(b)	16,949	17,927
Total borrowings(c)	$17,755	$19,198

(a)
Unamortized deferred financing costs and certain lenders' fees associated with debt transactions were capitalized as discounts and are amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the respective debt.

(b)
As of September 30, 2018 and December 31, 2017, the fair value of the Company's long-term borrowings, excluding other arrangements and capital lease obligations, was $17.5 billion and $18.2 billion, respectively. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.

(c)	The effective interest rate is not substantially different than the coupon rate on any of the Company's debt tranches.

Foreign Lines of Credit and Other Arrangements

As of September 30, 2018 and December 31, 2017, the Company had $368 million and $546 million, respectively, available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. As of September 30, 2018 and December 31, 2017, this includes a $165 million and $355 million, respectively, committed line of credit for one of the Company's consolidated alliances. The remainder of these arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the Euro. Of the amounts outstanding as of September 30, 2018 and December 31, 2017, $0 million and $15 million, respectively, were uncommitted. As of September 30, 2018 and December 31, 2017, the weighted average interest rate associated with foreign lines of credit and other arrangements was 2.7% and 2.9%, respectively.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Secured Revolving Credit Facility

The Company has a $1.25 billion senior secured revolving credit facility maturing on June 2, 2020. Up to $250 million of the senior secured revolving credit facility is available for letters of credit, of which $4 million and $29 million of letters of credit were issued under the facilities as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, $1.25 billion remained available.

Senior Unsecured Revolving Credit Facility

The Company has a $33 million senior unsecured revolving credit facility maturing December 20, 2019, available for letters of credit. As of September 30, 2018 and December 31, 2017, the Company had $31 million and $0 million of outstanding letters of credit with an interest rate of 1.85%.

Receivable Securitization Agreement

The Company has a consolidated wholly-owned subsidiary, First Data Receivables, LLC (FDR). FDR and FDC entered into an agreement where certain wholly-owned subsidiaries of FDC agreed to transfer and contribute receivables to FDR. FDR’s assets are not available to satisfy obligations of any other entities or affiliates of FDC. FDR's creditors will be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to FDR’s equity holders. As of September 30, 2018, the maximum borrowing capacity, subject to collateral availability, under the agreement is $600 million. The term of the receivables securitization agreement is through July 2021. The receivables held by FDR are recorded within "Accounts receivable, net" in the Company's unaudited consolidated balance sheets.

In July 2018, the Company amended its Receivable Securitization Program (“Securitization”) to extend the maturity from June 2020 to July 2021. In addition, under the amended terms, loans under the Securitization will accrue interest at a rate that is 1.15% higher than either LIBOR, down from LIBOR plus 1.5% under the previous agreement, base rate equal to the highest of (i) the applicable lender's "reference" or "prime" rate, or (ii) the federal funds rate plus 0.50%. The Securitization also includes an unused fee at a rate that ranges from 45 to 90 basis points depending on the level of utilization under securitization.
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
Nature of Products and Services
Transaction and Processing Services
The vast majority of the Company’s revenues are comprised of: 1) fees calculated based on a percentage of the monetary value of transactions processed; 2) fees calculated based on number of transactions processed; 3) fees calculated based on number of accounts on file during a period; or 4) some combination thereof that are associated with transaction and processing services.
The Company typically contracts with financial institutions, merchants, or affiliates of those parties. Contracts stipulate the types of processing services and articulate how fees will be incurred and calculated.
The Company's performance obligations are to stand ready to provide holistic electronic payment processing services consisting of a series of distinct elements that are substantially the same and have the same pattern of transfer over time. The Company’s

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

promise to its customers is to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the customers’ use (i.e., number of payment transactions processed, number of cards on file, etc.); as such, the total transaction price is variable. The Company allocates the variable fees charged to the day in which it has the contractual right to bill under the contract.
Revenue is comprised of fees charged to the Company's customers, net of interchange fees and assessments charged by the credit card associations and debit networks, which are pass-through charges collected on behalf of the card issuers and payment networks. Interchange fees and assessments charged by credit card and debit networks to the Company’s consolidated subsidiaries were as follows for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Interchange fees and assessments	$7,113	$6,598	$20,753	$19,229
Debit network fees(a)	919	820	2,640	2,384
(a) Prior to the adoption of the New Revenue Standard, debit network fees were reported on a gross basis in revenues and expenses.
Hardware Revenues
The Company may sell or lease hardware (POS devices) and other peripherals as part of its contract with customers. Hardware typically consists of terminals or Clover devices. The Company does not manufacture hardware, but purchases hardware from third-party vendors and holds the hardware in inventory until purchased by a customer. The Company accounts for sales of hardware as a separate performance obligation and recognizes the revenue at its standalone selling price when the customer obtains control of the hardware.
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
Other
Other revenues principally include software licensing (fixed and usage based) and maintenance. The Company's software licensing and maintenance are considered distinct and are generally recognized at their standalone selling prices when the software code is delivered to the client and over the maintenance period, respectively.
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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue
The following tables present revenues disaggregated by primary geographical regions and product types for the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Total
North America	$1,094	$440	$355	$1,889
EMEA	173	116	3	292
LATAM	76	33	—	109
APAC	49	28	2	79
Total Revenue(a)(b)	$1,392	$617	$360	$2,369

	Nine months ended September 30, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Total
North America	$3,288	$1,295	$1,065	$5,648
EMEA	507	349	10	866
LATAM	247	101	1	349
APAC	147	84	5	236
Total Revenue(a)(b)	$4,189	$1,829	$1,081	$7,099

	Three months ended September 30, 2018	Nine months ended September 30, 2018
(in millions)	Total	Total
Transaction and processing services	$2,106	$6,277
Hardware, Professional Services, and Other	263	822
Total Revenue(a)	$2,369	$7,099
(a) See note 6 "Segment Information" for the reconciliation to segment revenues.
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
As of September 30, 2018 and December 31, 2017, long-term accounts receivable, net of allowance for doubtful accounts, included within “Other long-term assets” in the unaudited consolidated balance sheets was $250 million and $272 million, respectively.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Liabilities
The Company records deferred revenue when it receives payments or invoices in advance of delivery of products or the performance of services. A significant portion of this balance relates to service contracts where the Company received payments from customers for upfront conversions/implementation type activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term or a longer period if it provides the customer with a material right.
The following table presents the changes in deferred revenue for the nine months ended September 30, 2018:

(in millions)	Nine months ended September 30, 2018
Balance, beginning of the period	$344
New Revenue Standard adjustments	(39)
Deferral of revenue	169
Recognition of unearned revenue	(159)
Other (primarily foreign currency translation)	(11)
Balance, end of period	$304
Remaining Performance Obligation
Over 95% of the Company’s performance obligations relate to transaction and processing services or hardware that are subject to a practical expedient (e.g., variable consideration) or point in time recognition, respectively. The Company's contracts with customers typically do not specify fixed revenues to be realized. Certain customer contracts contain fixed minimums and non-refundable up-front fees (fixed price guarantees). However, the amounts which are considered fixed price guarantees are not material to total consolidated revenue. The Company's contracts with Small Medium Business (SMB) merchants within the Global Business Solutions segment typically have a contractual duration of less than one year. Larger contracts in the Global Business Solutions, Global Financial Solutions, and Network & Security Solutions segments typically have contractual terms ranging from one to fifteen years with variability being resolved on a daily basis.
Costs to Obtain and Fulfill a Contract
The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as a reduction of revenue over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of September 30, 2018 and December 31, 2017, the Company had $155 million and $145 million, respectively, of capitalized contract costs included within "Other intangibles, net" on the unaudited consolidated balance sheets. For the three and nine months ended September 30, 2018, the Company had $14 million and $40 million, respectively, of contra-revenue related to these costs and $20 million and $58 million for the comparable periods in 2017.
The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing customers, or have a substantive stay requirement prior to payment.
The Company capitalizes conversion related costs associated with enabling customers to receive its processing services. These costs are amortized straight-line over the expected benefit period of seven years based on the related services being provided, and are reflected within “Depreciation and amortization” in the Company's unaudited consolidated statement of income. As of September 30, 2018 and December 31, 2017, the Company had $173 million and $160 million, respectively, of capitalized conversion costs, net of amortization, included within "Other intangibles, net" on the unaudited consolidated balance sheets. For the three and nine months ended September 30, 2018, the Company had $10 million and $30 million, respectively, of amortization expense related to these costs and $7 million and $21 million for the comparable periods in 2017.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4: Stock Compensation Plans
The Company provides stock-based compensation awards to its employees. Total stock-based compensation expense recognized in the "Cost of revenues" and “Selling, general, and administrative” line items of the unaudited consolidated statements of income resulting from stock options, non-vested restricted stock awards, and non-vested restricted stock units was as follows for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Cost of revenues	$9	$19	$36	$54
Selling, general, and administrative	50	43	156	129
Total stock-based compensation expense	$59	$62	$192	$183

The Company's employees are granted restricted stock awards or units on an annual basis, which generally vest 20% on the first anniversary, 40% on the second anniversary, and the remaining 40% on the third anniversary. For the nine months ended September 30, 2018, 11 million restricted stock awards and units were granted at a weighted average price per share of $16.34. For the nine months ended September 30, 2017, 21 million restricted stock awards and units were granted at a weighted average price per share of $16.98.

As of September 30, 2018, there was $29 million and $305 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards and units, respectively.

The Company paid approximately $28 million and $4 million for the three months ending September 30, 2018 and 2017 and $107 million and $87 million for the nine months ended September 30, 2018 and 2017, respectively; for taxes related to the settlement of vested stock-based awards.

For additional information on the Company’s stock compensation plans, see note 4 “Stock Compensation Plans” in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Note 5: Net Income Per Share Attributable to First Data Corporation
Basic net income per share is calculated by dividing net income attributable to FDC by the weighted-average shares outstanding during the period, without consideration for any potential dilutive shares. Diluted net income per share has been computed to give effect to the impact, if any, of shares issuable upon the assumed exercise of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in net income per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. Both Class A and B common stock are included in the net income per share attributable to First Data Corporation calculation because they have the same rights other than voting.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of the Company's basic and diluted net income attributable to First Data Corporation per share for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income attributable to First Data Corporation	$401	$296	$843	$517

Denominator:
Weighted average shares used in computing net income per share, basic	932	918	928	915
Effect of dilutive securities	33	26	28	23
Total dilutive securities	965	944	956	938

Net income attributable to First Data Corporation per share:
Basic	$0.43	$0.32	$0.91	$0.57
Diluted	$0.42	$0.31	$0.88	$0.55

Anti-dilutive shares excluded from diluted net income per share(a)	—	8	6	13

(a)	Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for all periods presented.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6: Segment Information

For a detailed discussion of the Company’s accounting principles and its reportable segments see note 7 “Segment Information” in the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the Company's Form 8-K filed August 13, 2018.

Prior to January 1, 2018, the Company presented segment revenues net of certain items including revenue-based commission payments to Independent Sales Organizations (ISOs) and sales channels. The Company is no longer deducting ISO commissions from segment revenue as this change enhances the consistency of accounting methodologies among the Company's various distribution channels within the Global Business Solutions segment. This change in segment reporting has been applied retrospectively. Under the retrospective approach, the Company adjusted the prior period results presented in these unaudited consolidated financial statements.

The following tables present the Company’s reportable segment results for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Total revenues	$1,376	$407	$366	$—	$2,149
Equity earnings in affiliates	8	—	1	—	9
Total segment revenues	$1,384	$407	$367	$—	$2,158
Depreciation and amortization	$127	$81	$30	$2	$240
Segment EBITDA	503	161	195	(44)	815

	Three months ended September 30, 2017
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Total revenues	$1,247	$416	$395	$—	$2,058
Equity earnings in affiliates	9	—	—	—	9
Total segment revenues	$1,256	$416	$395	$—	$2,067
Depreciation and amortization	$122	$89	$34	$—	$245
Segment EBITDA	465	179	184	(42)	786

	Nine months ended September 30, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Total revenues	$4,125	$1,221	$1,099	$—	$6,445
Equity earnings in affiliates	26	—	1	—	27
Total segment revenues	$4,151	$1,221	$1,100	$—	$6,472
Depreciation and amortization	$377	$257	$89	$5	$728
Segment EBITDA	1,481	503	563	(138)	2,409

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2017
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Total revenues	$3,575	$1,211	$1,137	$—	$5,923
Equity earnings in affiliates	26	—	—	—	26
Total segment revenues	$3,601	$1,211	$1,137	$—	$5,949
Depreciation and amortization	$334	$264	$95	$5	$698
Segment EBITDA	1,330	498	520	(128)	2,220

The following table presents a reconciliation of reportable segment amounts to the Company’s consolidated balances for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Total segment revenues	$2,158	$2,067	$6,472	$5,949
Adjustments:
Non wholly-owned entities(a)	—	14	14	49
Reimbursable items(b)	211	995	613	2,904
Consolidated revenues	$2,369	$3,076	$7,099	$8,902

Total segment EBITDA	$815	$786	$2,409	$2,220
Adjustments:
Non wholly-owned entities(a)	7	9	29	21
Depreciation and amortization	(248)	(248)	(753)	(713)
Interest expense, net	(231)	(233)	(698)	(702)
Loss on debt extinguishment	(2)	(1)	(3)	(72)
Other items (c)	173	(61)	95	(120)
Stock-based compensation	(59)	(62)	(192)	(183)
Income tax expense	(54)	106	(44)	66
Net income attributable to First Data Corporation	$401	$296	$843	$517

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

(b)	Reimbursable items for the three and nine months ended September 30, 2018 reflect adoption of the New Revenue Standard.

(c)	See "Other operating expenses, net" and "Other income (expense)" in the Company's unaudited consolidated statements of income.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of reportable segment depreciation and amortization expense to the amounts in the unaudited consolidated statements of cash flows and statements of income for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Segment depreciation and amortization	$240	$245	$728	$698
Adjustments for non wholly-owned entities	16	15	48	50
Amortization of payments for customer contracts(a)	14	20	40	58
Total consolidated depreciation and amortization per unaudited consolidated statements of cash flows	270	280	816	806
Amortization of equity method investments(b)	(8)	(12)	(23)	(35)
Amortization of payments for customer contracts(a)	(14)	(20)	(40)	(58)
Total consolidated depreciation and amortization per unaudited consolidated statements of income	$248	$248	$753	$713

(a)	Included in "Revenues excluding reimbursable items" as contra-revenue in the Company's unaudited consolidated statements of income.

(b)	Included in "Equity earnings in affiliates" in the Company's unaudited consolidated statements of income.
Note 7: Income Taxes
The following table presents the Company's income tax expense and effective income tax rate for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Income tax (benefit) expense	$54	$(106)	$44	$(66)
Effective income tax rate	11%	(45)%	4%	(11)%

The effective tax rates for the three and nine months ended September 30, 2018 were lower than the U.S. federal statutory rate of 21% primarily due to net benefits of $52 million and $172 million, respectively, that include reductions to the liability for unrecognized tax benefits and interest primarily associated with the closure of the 2005 through 2007 federal tax years (specifically impacting the nine month period), tax impacts associated with legal entity dispositions, equity compensation related tax benefits, tax benefits associated with current and prior year research and development credits, and not recording tax expense on income associated with noncontrolling interests from pass through entities. These benefits were partially offset by expenses associated with state income taxes, disallowed executive compensation deductions, and the current U.S. taxation on certain non-U.S. income.

The effective tax rates for the three and nine months ended September 30, 2017 differed from the U.S. federal statutory tax rate of 35% as a result of certain benefits including a $132 million valuation allowance release from purchase accounting related deferred tax liabilities established upon the purchase of CardConnect and a $10 million valuation allowance release in certain foreign jurisdictions due to improved financial performance. The nine months ended September 30, 2017 also included a $10 million benefit from a valuation allowance release resulting from purchase accounting related deferred tax liabilities established upon the purchase of Acculynk.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and the Company made reasonable estimates of the effects on its existing deferred tax balances, valuation allowance assessment for certain tax assets, and the one-time transition tax at that time. These amounts recorded represent estimates under SEC guidance which provides a one-year measurement period to refine the estimates based on new information or the issuance of interpretive guidance. These estimates were further refined within the third quarter ended September 30, 2018, principally as a result of finalizing the 2017 income tax return. The Company may require additional adjustments during the fourth quarter as a result of the issuance of additional legislative or accounting guidance.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's liability for unrecognized tax benefits was approximately $102 million as of September 30, 2018. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $28 million over the next twelve months beginning October 1, 2018 as a result of possible closure of federal tax audits, potential settlements with certain states and foreign countries, the lapse of the statute of limitations in various state and foreign jurisdictions and other events.
Note 8: Redeemable Noncontrolling Interest

One of the Company's noncontrolling interests is redeemable at the option of the holder and is presented outside of equity and carried at its estimated redemption value.

The following table presents a summary of the redeemable noncontrolling interest activity during the nine months ended September 30, 2018 and 2017:

(in millions)	2018	2017
Balance as of January 1,	$72	$73
Distributions	(24)	(24)
Share of income	24	24
Adjustment to redemption value of redeemable noncontrolling interest	6	(1)
Balance as of September 30,	$78	$72

Note 9: Other Operating Expenses, Net

The following table details the components of "Other operating expenses, net" in the unaudited consolidated statements of income for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Restructuring, net	$20	$24	$68	$63
Asset impairment	—	8	—	14
Deal and deal integration costs	1	21	4	26
Merchant matters	1	—	26	—
Other	7	4	8	5
Other operating expenses, net	$29	$57	$106	$108

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restructuring

During the three and nine months ended September 30, 2018 and 2017, the Company recorded restructuring charges in connection with ongoing expense management initiatives. The Company has ongoing initiatives, which are expected to result in $10 million in additional restructuring costs over the next twelve months. The Company continues to evaluate operating efficiencies and could incur further restructuring costs beyond these initiatives.

A summary of net pretax charges incurred by segment was as follows for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Global Business Solutions	$6	$14	$14	$29
Global Financial Solutions	3	4	7	12
Network & Security Solutions	4	1	24	4
Corporate	7	5	23	18
Restructuring, net	$20	$24	$68	$63

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2018 :

(in millions)	Employee Severance	Other	Total
Remaining accrual as of January 1, 2018	$21	$—	$21
Employee expense	51	—	51
Exit costs	—	17	17
Cash payments and other	(56)	(9)	(65)
Remaining accrual as of September 30, 2018	$16	$8	$24

Note 10: Acquisitions and Dispositions

In September 2018, the Company divested its card processing business in Central and Southeastern Europe for proceeds of €387 million (the U.S. dollar equivalent is approximately $449 million), subject to closing adjustments. The divestiture does not represent a strategic shift that will have a major effect on the Company’s operations and financial statements. The card processing business in Central and Southeastern Europe is reported within the Global Financial Solutions segment and had revenue and operating income of $79 million and $15 million, respectively, for 2018 through the disposition date. The total gain on disposition recognized was $175 million, which is included in "Other income (expense)" in the unaudited consolidated statement of income in the third quarter of 2018.

In August 2018, the Company divested 100% of its remittance processing business in the U.S. ("REMITCO") for proceeds of approximately $100 million, subject to closing adjustments. The REMITCO business is reported within the Global Financial Solutions segment and had revenue and operating loss of $50 million and $1 million, respectively, for 2018 through the disposition date. The total gain on disposition recognized was $31 million, which is included in "Other income (expense)" in the unaudited consolidated statement of income in the third quarter of 2018.

In January 2018 the Company acquired 100% of GreekBill, a web-based billing and financial management company catering exclusively to fraternities and sororities. The purchase price was approximately $17 million and GreekBill is reported as part of the Company's Global Business Solutions segment. The acquisition of GreekBill had an immaterial impact on revenue and operating income.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company held the following derivative instruments as of September 30, 2018 and December 31, 2017:

		As of September 30, 2018			As of December 31, 2017
(in millions)	Notional Currency	Notional Value	Assets(a)	Liabilities(a)	Notional Value	Assets(a)	Liabilities(a)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts(b)	AUD	—	$—	$—	100	$28	$—
Foreign exchange contracts	EUR	915	—	36	915	—	76
Foreign exchange contracts	GBP	150	2	—	150	—	6
Foreign exchange contracts	CAD	95	—	—	95	—	2
			2	36		28	84
Derivatives designated as cash flow hedges:
Interest rate collar contracts(c)	USD	2,800	17	—	4,300	12	—
Interest rate swap contracts(d)	USD	2,500	—	1	—	—	—
			17	1		12	—
			$19	$37		$40	$84

(a)
The Company's derivatives are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b) The cross-currency swap with a notional value of AUD $100 million matured on January 18, 2018 and the Company received $26 million.

(c)	The interest rate collar with a notional value of $1.5 billion matured on September 24, 2018.

(d)	The Company entered into new interest rate swaps with a notional value of $2.5 billion in May 2018 which expire May 2021.

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

As of September 30, 2018, the Company has not posted any collateral related to any of its derivative financial instruments.

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

Effect of Derivative Instruments on the Unaudited Consolidated Financial Statements

Derivative gains and (losses) were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:
Gain (Loss) recognized in "Foreign currency translation adjustment" in the unaudited consolidated statements of comprehensive income (effective portion)	$—	$14	$—	$(42)	$—	$70	$—	$(85)
Gain recognized in "Derivative instruments" in the unaudited consolidated statements of comprehensive income (effective portion)	4	—	1	—	4	—	—	—
Derivatives not designated as hedging instruments:
Gain recognized in "Other (expense) income" in the unaudited consolidated statements of income (a)	—	4	—	—	—	—	—	—

(a)	The Company entered into a deal contingent foreign exchange contract with a notional value of €375 million in June 2018 which settled in September 2018.

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(in millions, after tax)	2018	2017	2018	2017
Accumulated gain included in other comprehensive income at beginning of period	$163	$133	$121	$177
Increase (Decrease) in fair value of derivatives that qualify for hedge accounting, net of tax(a) (b)	13	(41)	55	(85)
Accumulated gain included in other comprehensive income at end of period	$176	$92	$176	$92

(a)	Gains (losses) are included in "Derivative instruments" and “Foreign currency translation adjustment” in the unaudited consolidated statements of comprehensive income.
(b) Net of tax of $5 million and $0 million for the three months ended September 30, 2018 and 2017, respectively, and $19 million and $0 million for the nine months ended September 30, 2018 and 2017, respectively.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of September 30, 2018, the Company had no unconsolidated significant subsidiaries that were not required to be consolidated, but represented more than 20% of the Company’s pretax income. As of September 30, 2017, the Company had one unconsolidated significant subsidiary that was not required to be consolidated, but represented more than 20% of the Company’s pretax income. Summarized unaudited financial information for this affiliate is presented below for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Net operating revenues	$202	$209	$610	$631
Operating expenses	101	103	304	304
Operating income	$101	$106	$306	$327
Net income	$103	$106	$309	$327
FDC equity earnings	36	36	109	112
Note 14: Subsequent Events

On October 5, 2018, the Company made a prepayment of $500 million for the senior secured term loan facility due 2020, utilizing $156 million and $344 million of borrowings from the receivable securitization facility and cash from operations, respectively.
On October 26, 2018, the Company refinanced its senior secured revolving credit facility and senior secured term loan facility with a $6 billion senior secured credit facility which consists of a $1.25 billion 5-year Revolver due October 2023 and $4.75 billion 5-year Term Loan A due October 2023 with grid-based pricing opening at LIBOR plus 150 bps. The new senior secured credit facility is subjected to certain earlier springing maturity provisions under certain circumstances. A portion of the proceeds from the issuance of the new Term Loan A was used to repay the balance of the outstanding Term Loan A due June 2020 (approximately $923 million), and the remainder will be used to redeem other existing indebtedness. Estimated annual interest cost savings resulting

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

from these actions is $90 million. The new senior secured credit facility is subjected to certain earlier springing maturity provisions under certain circumstances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management's discussion and analysis should also be read in conjunction with the management's discussion and analysis and consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2018 and the Company's Form 8-K filed with the Securities and Exchange Commission on August 13, 2018.

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

Components of Revenue

We generate revenue by providing commerce-enabling solutions. Our major components of revenue have not changed from those discussed within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 and Company's Form 8-K filed with the Securities and Exchange Commission on August 13, 2018.
Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Key factors affecting the comparability of our results of operations are summarized below.

Accounting Guidance

On January 1, 2018, we adopted ASC 606 and ASC 340-40 (collectively, the New Revenue Standard) which affected how we recognize revenue. The New Revenue Standard was adopted using the modified retrospective application beginning January 1, 2018. See note 3 "Revenue Recognition" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information related to the adoption of the New Revenue Standard.

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

Acquisitions and Divestitures

Acquisitions and divestitures over the past year have impacted the comparability of our financial results. The largest acquisitions in 2017, CardConnect and BluePay, were integrated into our Global Business Solutions segment and the results for the current period are reflected within segment results. The disposition of the remittance processing business in the U.S. ("REMITCO") is not reflected in Global Financial Solutions segment results subsequent to the closing date on August 15, 2018. The disposition of the card processing business in Central and Southeastern Europe, are reflected in our Global Financial Solutions segment results through the disposition date of September 28th, 2018. See note 10 "Acquisitions and Dispositions" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.
Results of Operations
Consolidated results should be read in conjunction with note 6 "Segment Information" to our unaudited consolidated financial statements in Part I of this Form 10-Q, which provides more detailed discussions concerning certain components of our unaudited consolidated statements of income. All significant intercompany accounts and transactions have been eliminated within the consolidated results.
Overview

The table below reconciles Net income attributable to First Data Corporation for the three and nine months ended September 30, 2017 to September 30, 2018:

(in millions)	Three months ended September 30,	Nine months ended September 30,
Net income attributable to First Data Corporation ending September 30, 2017	$296	$517
Better (worse):
Revenues excluding reimbursable items(a)	51	416
Cost of revenues(a)	33	21
Selling, general, and administrative(a)	(51)	(243)
Depreciation and amortization(a)	2	(34)
Other operating expenses, net	28	2
Loss on debt extinguishment	(1)	69
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	(3)	4
New revenue standard	(1)	(3)
Interest expense, net	(2)	(4)
Income tax	(160)	(110)
Equity earnings in affiliates	3	—
Other miscellaneous, net(b)	206	208
Net income attributable to First Data Corporation ending September 30, 2018	$401	$843

(a)	Exclusive of New Revenue Standard.

(b)
Balance primarily driven by gain attributed to divestitures, see note 10 "Acquisitions and Dispositions" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

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

•
Segment EBITDA includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses, net, other income (expense) and stock-based compensation.

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

Operating revenues overview

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Percent Change	Organic Constant Currency Percent Change	2018	2017	Percent Change	Organic Constant Currency Percent Change
Consolidated revenues	$2,369	$3,076			$7,099	$8,902
Adjustments:
Non wholly-owned entities	—	(14)			(14)	(49)
Reimbursable items	(211)	(995)			(613)	(2,904)
Total segment revenues	$2,158	$2,067	4%	5%	$6,472	$5,949	9%	6%

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Percent Change	Organic Constant Currency Percent Change	2018	2017	Percent Change	Organic Constant Currency Percent Change
Segment revenues:
Global Business Solutions	$1,384	$1,256	10%	6%	$4,151	$3,601	15%	7%
Global Financial Solutions	407	416	(2)%	6%	1,221	1,211	1%	3%
Network & Security Solutions	367	395	(7)%	(2)%	1,100	1,137	(3)%	2%
Total segment revenues	$2,158	$2,067	4%	5%	$6,472	$5,949	9%	6%
NM represents not meaningful

Global Business Solutions segment results
The following table displays total segment revenue by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth for the periods presented:

	Three months ended September 30, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Acquisitions(b)	Core Growth		Currency Impact(c)	Three months ended September 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
(in millions)
Revenues:
North America	$973	$35	$1,008	$35	$38	(e)	$(2)	$1,079	11%	4%
EMEA	167	2	169	—	12	(f)	(1)	180	8%	8%
LATAM	72	7	79	—	29	(g)	(32)	76	7%	37%
APAC	44	1	45	—	5	(h)	(1)	49	12%	13%
Total segment revenue	$1,256	$45	$1,301	$35	$84		$(36)	$1,384	10%	6%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
North America revenue was impacted by the acquisition of BluePay in December 2017. See note 12 "Acquisitions and Dispositions" in Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

(c)	Currency impact is the difference between the current year's actual results and the same year's results converted with the prior year's foreign exchange rate.

(d)
Organic constant currency growth is defined as reported growth adjusted for the exclusion of the impacts of year-over-year currency rate changes in the current period, the results of significant dispositions and/or acquisitions impacting the periods presented, and is adjusted to retrospectively apply the New Revenue Standard to the prior year period.

(e)	North America revenue increased due to transaction volume and blended yield of $24 million and $32 million, respectively, offset by declines in our alliances and hardware revenue.

(f)	EMEA revenue increase was primarily due to growth in the United Kingdom.

(g)	LATAM revenue increased $13 million in Brazil due to sales volume, $15 million in Argentina where $6 million was driven by inflation and $8 million by sales volume.

(h)	APAC revenue increase was primarily due to growth in India.

	Nine months ended September 30, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Acquisitions(b)	Core Growth		Currency Impact(c)	Nine months ended September 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
(in millions)
Revenues:
North America	$2,818	$95	$2,913	$180	$134	(e)	$—	$3,227	15%	4%
EMEA	463	5	468	—	27	(f)	33	528	14%	6%
LATAM	195	18	213	—	96	(g)	(60)	249	28%	45%
APAC	125	1	126	—	19	(h)	2	147	18%	16%
Total segment revenue	$3,601	$119	$3,720	$180	$276		$(25)	$4,151	15%	7%

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

(d)
Organic constant currency growth is defined as reported growth adjusted for the exclusion of the impacts of year-over-year currency rate changes in the current period, the results of significant dispositions and/or acquisitions impacting the periods presented, and is adjusted to retrospectively apply the New Revenue Standard to the prior year period.

(e)
North America revenue increased due to transaction volume and blended yield of $52 million and $95 million, respectively, and the benefit associated with accelerating deferred revenue upon a customer termination of a dormant contract in the second quarter, offset primarily by declines in our alliances.

(f)	EMEA revenue increased due to growth in the United Kingdom of $22 million and existing business growth in the remainder of the region.

(g)	LATAM revenue increased $43 million in Brazil due to sales volume, $44 million in Argentina split evenly between inflation and sales volume and an increase related to software revenue.

(h)	APAC revenue increased due to growth in India of $10 million and growth in Greater China/Southeast Asia.

The following table displays total merchant transactions for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Key indicators:
North America merchant transactions(a)	13,606	12,517	9%	39,209	36,494	7%
International merchant transactions(b)	2,830	2,453	15%	8,075	7,173	13%

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

North America transactions increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, driven by our alliances. The transaction volumes for the three months ended September 30, 2018 and 2017 were not impacted by the 2017 acquisitions of CardConnect and BluePay as the vast majority of their transactions were processed on the First Data platforms prior to the acquisitions. International transaction growth for the three and nine months ended September 30, 2018 compared to the same periods in 2017 was driven by significant transaction growth in our Brazil acquiring business and new portfolios of existing clients throughout all of our international regions.
Global Financial Solutions segment results
The following table displays total segment revenue by region and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth for the periods presented:

	Three months ended September 30, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Dispositions(b)	Core Growth (Decline)		Currency Impact(c)	Three months ended September 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
(in millions)
Revenues:
North America	$238	$(2)	$236	$(11)	$8	(e)	$—	$233	(2)%	4%
EMEA	121	(1)	120	(7)	2	(f)	(1)	114	(6)%	1%
LATAM	33	—	33	—	6	(g)	(6)	33	2%	23%
APAC	24	(3)	21	—	8	(h)	(2)	27	9%	30%
Total segment revenue	$416	$(6)	$410	$(18)	$24		$(9)	$407	(2)%	6%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Business disposition of Lithuania, Latvia and Estonia (the "Baltics") in September 2017 and REMITCO in August 2018. For additional information, see note 12 "Acquisitions and Dispositions" in Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 and note 10 "Acquisitions and Dispositions" in our unaudited consolidated financial statements in Part I of this Form 10-Q.

(c)	Currency impact is the difference between the current year's actual results and the same year's results converted with the prior year's foreign exchange rate.

(d)
Organic constant currency growth is defined as reported growth adjusted for the exclusion of the impacts of year-over-year currency rate changes in the current period, the results of significant dispositions and/or acquisitions impacting the periods presented, and is adjusted to retrospectively apply the New Revenue Standard to the prior year period.

(e)
North America revenue increased due to growth in net new business of $21 million (including a new student loan processing agreement that closed in July 2018), offset by compression due to client renewals of $11 million and lower blended product usage rates in print and plastics.

(f)	EMEA revenue increased due to new business of $8 million offset by volume attrition in Greece of $3 million and prior year VisionPLUS license resolution fees.

(g)	LATAM revenue increased due to growth in new and existing business in Argentina of $4 million and growth in existing business in Colombia.

(h)	APAC revenue increased due to strong growth across the region.

	Nine months ended September 30, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Dispositions(b)	Core Growth (Decline)		Currency Impact(c)	Nine months ended September 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
(in millions)
Revenues:
North America	$707	$(2)	$705	$(11)	$—	(e)	$—	$694	(2)%	—%
EMEA	332	(1)	331	(19)	12	(f)	19	343	3%	4%
LATAM	100	6	106	—	7	(g)	(13)	100	1%	7%
APAC	72	(9)	63	—	21	(h)	—	84	16%	31%
Total segment revenue	$1,211	$(6)	$1,205	$(30)	$40		$6	$1,221	1%	3%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Business disposition of Lithuania, Latvia and Estonia (the "Baltics") in September 2017 and REMITCO in August 2018. For additional information, see note 12 "Acquisitions and Dispositions" in Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 and note 10 "Acquisitions and Dispositions" in our unaudited consolidated financial statements in Part I of this Form 10-Q.

(c)	Currency impact is the difference between the current year's actual results and the same year's results converted with the prior year's foreign exchange rate.

(d)
Organic constant currency growth is defined as reported growth adjusted for the exclusion of the impacts of year-over-year currency rate changes in the current period, the results of significant dispositions and/or acquisitions impacting the periods presented, and is adjusted to retrospectively apply the New Revenue Standard to the prior year period.

(e)
North America revenue is flat due to growth in net new business of $30 million (including a new student loan processing agreement that closed in July 2018), offset by compression due to client renewals of $28 million and lower plastics revenue.

(f)	EMEA revenue increased due to new business of $11 million and net growth in license resolution fees of $3 million, offset by volume attrition in Greece.

(g)
LATAM revenue increased due to growth in new and existing business in Argentina and Colombia of $10 million and $4 million, respectively, offset by the non-recurrence of prior year license resolution fees.

(h)	APAC revenue increased due to new and existing business growth of $10 million, higher professional services revenue of $6 million, and new license sales.

The following table displays accounts on file for the periods presented:

	As of September 30,
(in millions)	2018	2017	Percent Change
Key indicators:
North America accounts on file	1,012	894	13%
International accounts on file	201	166	21%

North America accounts on file increased compared to the same period in 2017 due to an agreement with a student loan processor and growth in other new and existing clients. Excluding the new student loan accounts, North America accounts on file grew 6%. International accounts on file increased compared to the same period in 2017 due to growth in existing clients and new business.

Network & Security Solutions segment results
The following table displays total revenue by product. Our Network & Security Solutions segment is comprised of more than 95% domestic businesses with no material foreign exchange impact on reported results:

	Three months ended September 30, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Dispositions(b)	Core Growth (Decline)		Three months ended September 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(c)
(in millions)
Revenues:
EFT Network	$122	$1	$123	$—	$4	(d)	$127	4%	4%
Stored Value Network	106	(15)	91	—	(7)	(e)	84	(21)%	(8)%
Security and Fraud	115	1	116	—	(4)	(f)	112	(3)%	(3)%
Other	52	—	52	(7)	(1)		44	(15)%	(2)%
Total segment revenue	$395	$(13)	$382	$(7)	$(8)		$367	(7)%	(2)%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Represents adjustment to exclude net revenue associated with business that was contributed to our digital banking joint venture with Live Oak on October 2, 2017 offset by our 50% of the joint venture's revenue. See note 12 "Acquisitions and Dispositions" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

(c)
Organic constant currency growth is defined as reported growth adjusted for the following: excludes the results of significant dispositions in the prior year period and is adjusted to retrospectively apply New Revenue Standard to the prior year period.

(d)	EFT Network revenue increased due to transaction growth.

(e)	Stored Value Network revenue decreased due to non-renewal of a low-margin plastics' client and lower blended yields of $2 million.

(f)	Security and Fraud revenue decreased due to declines within the TeleCheck business.

	Nine months ended September 30, 2017
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Dispositions(b)	Core Growth (Decline)		Nine months ended September 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(c)
(in millions)
Revenues:
EFT Network	$359	$1	$360	$—	$14	(d)	$374	4%	4%
Stored Value Network	288	(46)	242	—	9	(e)	251	(13)%	4%
Security and Fraud	333	4	337	—	—	(f)	337	1%	—%
Other	157	—	157	(21)	2		138	(12)%	1%
Total segment revenue	$1,137	$(41)	$1,096	$(21)	$25		$1,100	(3)%	2%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Represents adjustment to exclude net revenue associated with business that was contributed to our digital banking joint venture with Live Oak on October 2, 2017 offset by our 50% of the joint venture's revenue. See note 12 "Acquisitions and Dispositions" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

(c)
Organic constant currency growth is defined as reported growth adjusted for the following: excludes the results of significant dispositions in the prior year period and is adjusted to retrospectively apply New Revenue Standard to the prior year period.

(d)	EFT Network revenue increased due to transaction growth.

(e)	Stored Value Network revenue increased due to volume and blended yield of $8 million and $6 million, respectively, partially offset by the non-renewal of a low-margin plastics' client.

(f)	Security and Fraud revenue was flat due to growth in our Security and Fraud product categories of $13 million, offset by declines within the TeleCheck business.

The following table displays total network transactions for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2018	2017	Percent Change	2018	2017	Percent Change
Key indicators:
Network transactions (EFT Network and Stored Value)(a)	6,205	5,539	12%	18,450	16,005	15%

(a)	Network transactions include the debit issuer processing transactions, STAR Network issuer transactions, Payroll and Gift Solutions and POS transactions.

Operating expenses overview

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Cost of revenues (exclusive of items shown below)	$741	$794	(7)%	(5)%	$2,271	$2,356	(4)%	(4)%
Selling, general, and administrative	665	565	18%	19%	1,995	1,611	24%	23%
Cost of revenues and selling, general, and administrative expenses	1,406	1,359	3%	5%	4,266	3,967	8%	7%
Depreciation and amortization	248	248	—%	3%	753	713	6%	7%
Other operating expenses, net	29	57	(49)%	(49)%	106	108	(2)%	(2)%
Total expenses (excluding reimbursable items)	1,683	1,664	1%	2%	5,125	4,788	7%	7%
Reimbursable items	211	995	(79)%	(79)%	613	2,904	(79)%	(79)%
Total expenses	$1,894	$2,659	(29)%	(28)%	$5,738	$7,692	(25)%	(25)%

Cost of revenues and Selling, general, and administrative expenses

(in millions)	Three months ended September 30, 2017	New Revenue Standard Adjustments(a)	Acquisitions/Dispositions(b)	Core Growth		Three months ended September 30, 2018	Constant Currency Percent Change
Sales and distribution incentives	$243	$48	$10	$39	(c)	$340
Salaries, wages, bonus, and outside professional fees	614	(15)	2	(17)	(d)	584
Stock-based compensation	62	—	—	(3)		59
Cost of products sold	96	(10)	(1)	(2)		83
Software, telecommunication infrastructure, and repairs	97	—	(1)	2		98
Other	247	6	(9)	(2)		242
Cost of revenues and selling, general, and administrative expenses	$1,359	$29	$1	$17		$1,406	5%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Expenses were impacted by the acquisition of BluePay in December 2017 and dispositions of Lithuania, Latvia and Estonia (the "Baltics") in September 2017, Live Oak in October 2017, and REMITCO in August 2018. For additional information, see note 12 "Acquisitions and Dispositions" in Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 and note 10 "Acquisitions and Dispositions" in our unaudited consolidated financial statements in Part I of this Form 10-Q.

(c)	Increase related to growth in our merchant acquiring business.

(d)
Decrease due to cost savings initiatives and lower incentive compensation of approximately $50 million offset by annual compensation increases and outside professional fees of approximately $30 million.

(in millions)	Nine months ended September 30, 2017	New Revenue Standard Adjustments(a)	Acquisitions/Dispositions(b)	Core Growth		Nine months ended September 30, 2018	Constant Currency Percent Change
Sales and distribution incentives	$669	$144	$65	$107	(c)	$985
Salaries, wages, bonus, and outside professional fees	1,866	(46)	25	(10)	(d)	1,835
Stock-based compensation	183	—	—	9		192
Cost of products sold	266	(33)	(3)	17		247
Software, telecommunication infrastructure, and repairs	291	—	(1)	(4)		286
Other	692	17	(23)	35		721
Cost of revenues and Selling, general, and administrative expenses	$3,967	$82	$63	$154		$4,266	7%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Expenses were impacted by the acquisition of BluePay in December 2017 and CardConnect in July 2018, and dispositions of Lithuania, Latvia and Estonia (the "Baltics") in September 2017, Live Oak in October 2017, and REMITCO in August 2018. For additional information, see note 12 "Acquisitions and Dispositions" in Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2017 and note 10 "Acquisitions and Dispositions" in our unaudited consolidated financial statements in Part I of this Form 10-Q.

(c)	Increase related to growth in our merchant acquiring business.

(d)
Decrease due to cost savings initiatives, lower incentive compensation and lower fringe of approximately $135 million offset by annual compensation increases and outside professional fees of approximately $125 million.

Depreciation and amortization

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Depreciation expense	$78	$81	(4)%		$241	$236	2%
Amortization expense	170	167	2%		512	477	7%
Depreciation and amortization(a)	$248	$248	—%	3%	$753	$713	6%	7%

(a)
The increase in the nine months ended September 30, 2018 includes $56 million related to the acquisition of BluePay and CardConnect partially offset by a reduction in amortization expense on intangibles that have been fully amortized.

Other operating expenses, net

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Restructuring, net	$20	$24	(16)%		$68	$63	8%
Deal and deal integration costs	1	21	(94)%		4	26	(84)%
Asset impairment	—	8	(100)%		—	14	(100)%
Merchant matters	1	—	NM		26	—	NM
Other	7	4	75%		8	5	60%
Other operating expenses, net(a)	$29	$57	(49)%	(49)%	$106	$108	(2)%	(2)%

(a)	See note 9 "Other Operating Expenses, Net" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information regarding other operating expenses, net.

Interest expense, net

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Interest expense, net(a)	$231	$233	(1)%	(1)%	$698	$702	(1)%	(1)%

(a)	See note 2 "Borrowings" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

Loss on debt extinguishment

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Loss on debt extinguishment	$2	$1	100%	100%	$3	$72	NM	NM
Other income (expense)

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Gain on deal contingent currency swap	$4	$—			$—	$—
Divestitures, net gain(a)	204	—			202	—
Non-operating foreign currency loss	(6)	(3)			(2)	(6)
Other miscellaneous expense	—	(1)			1	(1)
Other income (expense)	$202	$(4)	NM	NM	$201	$(7)	NM	NM

(a)	See note 10 "Acquisitions and Dispositions" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

Income taxes

See note 7 "Income Taxes" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

Equity earnings in affiliates

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Equity earnings in affiliates	$58	$55	5%	7%	$167	$167	—%	—%

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Percent Change	Constant Currency Percent Change	2018	2017	Percent Change	Constant Currency Percent Change
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	$47	$44	7%	7%	$141	$145	(3)%	(3)%
Segment EBITDA Overview
The following table displays total segment EBITDA by segment and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth for the periods presented:

	Three months ended September 30,
(in millions)	2017	New Revenue Standard Adjustments(a)	As Adjusted	Acquisitions\ Dispositions(b)	Core Growth (Decline)	Currency Impact(c)	Three months ended September 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
Segment EBITDA:
Global Business Solutions	$465	$(2)	$463	$12	$46	$(18)	$503	8%	10%
Global Financial Solutions	179	(4)	175	(4)	(5)	(5)	161	(10)%	(2)%
Network & Security Solutions	184	—	184	—	11	—	195	6%	6%
Corporate	(42)	—	(42)	—	(2)	—	(44)	(5)%	(5)%
Total Segment EBITDA (Non-GAAP)	$786	$(6)	$780	$8	$50	$(23)	$815	4%	7%

	Nine months ended September 30,
(in millions)	2017	New Revenue Standard Adjustments(a)	As Adjusted	Acquisitions\ Dispositions(b)	Core Growth (Decline)	Currency Impact(c)	Nine months ended September 30, 2018	Reported Percent Change	Organic Constant Currency Percent Change(d)
Segment EBITDA:
Global Business Solutions	$1,330	$(13)	$1,317	$51	$135	$(22)	$1,481	11%	10%
Global Financial Solutions	498	—	498	(8)	16	(3)	503	1%	4%
Network & Security Solutions	520	—	520	—	43	—	563	8%	8%
Corporate	(128)	—	(128)	—	(10)	—	(138)	(8)%	(8)%
Total Segment EBITDA (Non-GAAP)	$2,220	$(13)	$2,207	$43	$184	$(25)	$2,409	9%	8%

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

(d)
Organic constant currency growth is defined as reported growth adjusted for the exclusion of the impacts of year-over-year currency rate changes in the current period, the results of significant dispositions and/or acquisitions impacting the periods presented, and is adjusted to retrospectively apply the New Revenue Standard to the prior year period.

The following table displays Segment EBITDA margin by segment for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	Change		2018	2017	Change
Segment EBITDA Margin:
Global Business Solutions	36.3%	37.0%	(70	) bps	35.7%	36.9%	(120	) bps
Global Financial Solutions (a)	39.6%	43.0%	(340	) bps	41.2%	41.1%	10	bps
Network & Security Solutions(b)	53.1%	46.6%	650	bps	51.2%	45.7%	550	bps
Total Segment EBITDA Margin (Non-GAAP)	37.8%	38.0%	(20	) bps	37.2%	37.3%	(10	) bps

(a)	The decrease for the three months ended September 30, 2018 was primarily driven by added costs associated with the ramping up of new deals and compression on client renewals.

(b)
The increase for the three months ended September 30, 2018 was primarily driven by lower revenue attributed to the New Revenue Standard, expense management, and the impact from the non-renewal of a low-margin plastics' client.

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

The following table reconciles the reported Net income attributable to First Data Corporation presented in accordance with GAAP to the non-GAAP financial measure of adjusted net income for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2018	2017	% Change	2018	2017	% Change
Net income attributable to First Data Corporation	$401	$296	36%	$843	$517	63%
Adjustments:
Stock-based compensation	59	62	(5)%	192	183	5%
Loss on debt extinguishment	2	1	NM	3	72	NM
Amortization of acquisition intangibles and deferred financing costs(a)	102	106	(4)%	312	295	6%
Other(b)	(173)	61	NM	(95)	115	(182)%
Non wholly-owned entities	—	(3)	NM	(9)	3	NM
Discrete tax adjustment(c)	—	3	NM	—	(1)	NM
Discrete tax items(d)	(15)	(138)	89%	(116)	(145)	20%
Income tax on above items(e)	(36)	(12)	(200)%	(140)	(31)	NM
Adjusted net income attributable to First Data Corporation(f)	$340	$376	(9)%	$990	$1,008	(2)%
NM represents not meaningful

(a)
Represents amortization of intangibles established in connection with the 2007 merger and acquisitions we have made since 2007, excluding the percentage of our consolidated amortization of acquisition intangibles related to non-wholly owned consolidated alliances equal to the portion of such alliances owned by our alliance partners. This line also includes amortization related to deferred financing costs of $4 million and $5 million for the three months ended September 30, 2018 and 2017, respectively, and $13 million and $13 for the nine months ended September 30, 2018 and 2017, respectively.

(b)	See "Other operating expense, net" and "Other income (expense)" in our unaudited consolidated statements of income in Part I of this Form 10-Q.

(c)
Prior to January 1, 2018, we excluded the impact of all discrete tax items from Adjusted Net Income and Diluted Adjusted Net Income per Share. We will no longer exclude certain discrete items which were deemed to be recurring in nature. We retrospectively adjusted the prior period results presented in these unaudited consolidated financial statements.

(d)
We exclude from Adjusted net income certain discrete tax item, such as tax law changes, tax impact of mergers and acquisitions, valuation allowance releases, and tax reserves related to issues that arose before KKR acquired us within a quarter.

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

(f)
Adjusted net income for the three and nine months ended September 30, 2018 includes discrete tax benefits in the amount of $12 million and $43 million, respectively, and the comparable periods in 2017 included discrete tax benefit in the amount of $2 million and $6 million for the three and nine months ended September 30, 2017, respectively.

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

On October 26, 2018, we refinanced our senior secured revolving credit facility and senior secured term loan facility with a $6 billion senior secured credit facilities. See note 14 "Subsequent Events" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

Total borrowings and net debt

The table below shows the net debt balances as of September 30, 2018 and December 31, 2017. Net debt is a non-GAAP measure defined as total long-term borrowings plus short-term and current portion of long-term borrowings at par value excluding lines of credit used for settlement purposes less cash and cash equivalents. We believe that net debt provides additional insight on the level and management of leverage. Net debt is not, and should not be viewed as, a substitute for total outstanding borrowings under GAAP.

	As of	As of
(in millions)	September 30, 2018	December 31, 2017
Total long-term borrowings	$16,949	$17,927
Total short-term and current portion of long-term borrowings	806	1,271
Total borrowings	17,755	19,198
Unamortized discount and unamortized deferred financing costs	105	126
Total borrowings at par	17,860	19,324
Less: settlement lines of credit and other arrangements	76	205
Gross debt excluding settlement lines of credit and other arrangements	17,784	19,119
Less: cash and cash equivalents	601	498
Net debt	$17,183	$18,621

Credit ratings

As of October 31, 2018, our long-term corporate family rating from Moody’s was Ba3 (outlook positive). We were upgraded by Moody's during the second quarter which resulted in a 25 basis point reduction in interest rates on our term loans maturing in 2022 and 2024. During the third quarter our long-term local issuer credit rating from Standard and Poor’s was upgraded to BB- (outlook stable) and the long-term issuer default rating from Fitch was upgraded to BB- (outlook positive). A decrease in our credit ratings could affect our ability to access future financing at current funding rates, which could result in increased interest expense in the future.

Cash and cash equivalents

Investments (other than those included in settlement assets) with remaining maturities at acquisition of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of September 30, 2018 and December 31, 2017, we held $601 million and $498 million in cash and cash equivalents, respectively.

The table below details the cash and cash equivalents as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018				As of December 31, 2017
(in millions)	Available	Unavailable		Total	Available	Unavailable		Total
Domestic	$66	$187	(a)	$253	$50	$101	(a)	$151
International	171	177	(b)	348	174	173	(b)	347
Total	$237	$364		$601	$224	$274		$498

(a)
Represents cash held by two of our domestic entities that are not available to fund operations outside of these entities unless the Board of Directors of those respective entities declare a dividend. Also, one of these entities is subject to regulatory capital requirements that must be satisfied before a dividend may be declared.

(b)
Consolidated foreign joint ventures held $172 million and $163 million in cash and cash equivalents until the joint ventures' Board of Directors authorize a distribution as of September 30, 2018 and December 31, 2017, respectively. In addition, $5 million and $10 million of the remaining unavailable cash and cash equivalents in our international subsidiaries is held in countries that have currency controls as of September 30, 2018 and December 31, 2017, respectively.

Cash flows

The table below summarizes cash flows for the nine months ended September 30, 2018 and September 30, 2017:

	Nine months ended September 30,
Source/(use) (in millions)	2018	2017
Net cash provided by operating activities	$1,809	$1,582
Net cash provided by (used) in investing activities	58	(1,060)
Net cash used in financing activities	(1,739)	(410)

Cash flows from operating activities

The table below reconciles the change in operating cash flows for the nine months ended September 30, 2017 to September 30, 2018:

Source/(use) (in millions)	Nine months ended September 30, 2018
Net cash provided by operating activities, previous period	$1,582
Increases in:
Net income, excluding other operating expenses, net and other income (expense)(a)	168
Depreciation and amortization	10
Working capital and other	49
Net cash provided by operating activities, end of period	$1,809

(a)	Excludes loss on debt extinguishment, stock-based compensation expense, deferred income tax (expense) benefit, and other non-cash items.
Our operating cash flow is impacted by our level of debt. Approximately $689 million and $668 million in cash interest was paid during the nine months ended September 30, 2018 and 2017, respectively.
See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a detailed discussion on how a 100 basis point increase in the applicable London Interbank Offered Rate (LIBOR) index on an annualized basis would impact our annual interest expense.
Cash flows from investing activities
The table below summarizes the changes in investing activities for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
Source/(use) (in millions)	2018	2017	Change
Acquisitions(a)	$(17)	$(848)	$831
Dispositions(a)	549	88	461
Capital expenditures(b)	(452)	(390)	(62)
Other(c)	(22)	90	(112)
Net cash provided by (used) in investing activities	$58	$(1,060)	$1,118

(a)	See note 10 "Acquisitions and Dispositions" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)	Increase in capital expenditures is related to an increase in cash outlays for software and technology.

(c)	Other represents proceeds from maturity of net investment hedges, purchase of investments, and other investing activities.

Cash flows from financing activities
The table below summarizes the changes in financing activities for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
Source/(use) (in millions)	2018	2017	Change
Net debt transactions (a)	$(1,496)	$(100)	$(1,396)
Other (b)	(243)	(310)	67
Net cash used in financing activities	$(1,739)	$(410)	$(1,329)

(a)	Details regarding our debt structure are provided in note 2 "Borrowings" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Other represents payment of call premiums and debt issuance cost, payment of taxes related to net settlement of equity awards, distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest and other financing activities. Change is related to $63 million of debt modification payments incurred in the nine months ended September 30, 2017.

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
The table below reconciles cash flow from operations to free cash flow for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
Source/(use) (in millions)	2018	2017	Change
Net cash provided by operating activities (a)	$1,809	$1,582	$227
Capital expenditures(b)	(452)	(390)	(62)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(193)	(203)	10
Net investment hedges	26	90	(64)
Free cash flow	$1,190	$1,079	$111

(a)	Net cash provided by operating activities increased due to the items noted previously in the "Cash flows from operating activities" section above.

(b)	Capital expenditures increased due to the items noted previously in the "Cash flows from investing activities" section above.
Letters, lines of credit, and other

	Total Available(a)		Total Outstanding
(in millions)	As of September 30, 2018	As of December 31, 2017	As of September 30, 2018	As of December 31, 2017
Letters of credit(b)	$283	$283	$35	$29
Lines of credit and other(c)	368	546	76	205

(a)	Total available without giving effect to amounts outstanding.

(b)
Outstanding letters of credit are held in connection with lease arrangements, bankcard association agreements and other security agreements. All letters of credit expire on or prior to December 20, 2019 with a one-year renewal option.

(c)
As of September 30, 2018, represents $368 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available in various currencies to fund settlement and other activity. We cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the dates presented, we had borrowings outstanding against them. Total available under lines of credit and other is highest at year-end due to seasonality of business.

In the event one or more of the aforementioned lines of credit becomes unavailable, we will utilize our existing cash, cash flows from operating activities or our senior secured revolving credit facility to meet our liquidity needs.

We have a $1.25 billion senior secured revolving credit facility maturing on June 2, 2020. Included in the table above in "Letters of credit" is $250 million of the senior secured revolving credit facility available for letters of credit, of which $4 million and $29 million of letters of credit were issued under the facilities as of September 30, 2018 and December 31, 2017, respectively. On September 30, 2018 and December 31, 2017, we had $0 million and $272 outstanding on the senior secured revolving credit facility, respectively.
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
The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes, senior notes, and senior subordinated notes. As of September 30, 2018, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $11.4 billion, Covenant EBITDA of $3.6 billion and a Ratio of 3.15 to 1.00.

The calculation of Covenant EBITDA under our senior secured facilities was as follows:

(in millions)	Last twelve months ended September 30, 2018
Net income attributable to First Data Corporation	$1,791
Interest expense, net	929
Income tax benefit	(619)
Depreciation and amortization	1,083
EBITDA	3,184

Loss on debt extinguishment	11
Stock-based compensation	254
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	195
Projected near-term cost savings and revenue enhancements(a)	89
Restructuring, net	88
Non-operating foreign currency losses	(3)
Equity entities taxes, depreciation and amortization(b)	16
Divestitures, net	(219)
Other(c)	7
Covenant EBITDA	$3,622

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

(c)
Includes items such as pension losses, litigation and regulatory settlements, impairments, deal and deal integration costs, acquisitions and dispositions, and other as applicable to the period presented.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2018, there were no material changes outside the ordinary course of business in our off-balance sheet arrangements from those reported as of December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017.

Contractual Obligations

During the nine months ended September 30, 2018, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017.
Critical Accounting Policies

Our critical accounting policies have not changed from those reported as of December 31, 2017 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.
New Accounting Guidance

See note 1 “Basis of Presentation and Summary of Significant Accounting Policies” in our unaudited consolidated financial statements in Part I of this Form 10-Q for new accounting guidance.

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

As of September 30, 2018, we have $8.7 billion in variable rate debt, which includes $124 million on our accounts receivable securitization facility. We have $2.8 billion in variable to fixed interest rate collars, which are subject to contractual ceilings and floors, and $2.5 billion in interest rate step-up swaps. The $1.3 billion and $1.5 billion interest rate collars expiring January 2019 and September 2019, respectively, and have a ceiling of 1.50% and 1.75% for one month LIBOR, respectively. The $2.5 billion of step-up swaps cover our exposure through May 2021.

Based on outstanding debt balances and interest rates as of September 30, 2018, a 1% increase in variable interest rates would result in a decrease to pretax income of $25 million over the next twelve months. This decrease is due to a $43 million increase in interest expense related to our balance of variable interest rate debt, net of interest rate collars and step-up swaps, partially offset by an $18 million increase in interest income, primarily on settlement assets. A decrease in interest rates would result in an increase to pretax income. Actual interest rates could change significantly more than 1%. There are inherent limitations in the sensitivity analysis presented and as a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

We are exposed to changes in currency rates as a result of our investments in foreign operations and revenues and expenses generated in currencies other than the U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. See note 11 "Derivative Financial Instruments" to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information regarding the changes in foreign currency exchange rates.

A hypothetical 10% weakening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in an increase to pretax income of approximately $54 million. This increase results from a $52 million increase related to foreign exchange on foreign currency earnings and a $2 million increase related to foreign exchange on intercompany loans. There are inherent limitations in the sensitivity analysis presented and as a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of September 30, 2018. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

FIRST DATA CORPORATION
(Registrant)

Date:	October 31, 2018	By	/s/ Himanshu A. Patel
Himanshu A. Patel
Executive Vice President, Chief Financial Officer
(principal financial officer)

Date:	October 31, 2018	By	/s/ Matthew Cagwin
Matthew Cagwin
Senior Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)