Form 10-K
period 2018-12-31
FIRST DATA CORP
filed 2019-02-27
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-11073

FIRST DATA CORPORATION

DELAWARE	47-0731996
(State of incorporation)	(I.R.S. Employer Identification No.)

225 LIBERTY STREET, 29th FLOOR, NEW YORK, NEW YORK 10281
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (800) 735-3362

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2019
Class A Common Stock, $0.01 par value per share	568,281,533
Class B Common Stock, $0.01 par value per share	369,031,763

As of June 30, 2018 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $10.3 billion (based on the closing price of the registrant's Class A Common Stock on that date as reported on the New York Stock Exchange).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2019 are incorporated by reference in Part III.

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

Comparability between periods is impacted by the adoption of ASC 606 and ASC 340-40 (collectively, the New Revenue Standard). Amounts for the year ended December 31, 2018 reflect the adoption of the New Revenue Standard. Amounts for 2017 and 2016 were not retrospectively adjusted for the adoption of the New Revenue Standard.

Forward-Looking Statements

Certain matters we discuss in this Form 10-K and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA), earnings, margins, growth rates, and other financial results for future periods. By their nature, forward-looking statements speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results could differ materially and adversely from our forward-looking statements due to a variety of factors, including the following: (1) adverse impacts from global economic, political, and other conditions affecting trends in consumer, business, and government spending; (2) our ability to anticipate and respond to changing industry trends, including technological changes and increasing competition; (3) our ability to successfully renew existing client contracts on favorable terms and obtain new clients; (4) our ability to prevent a material breach of security of any of our systems; (5) our ability to implement and improve processing systems to provide new products, improve functionality, and increase efficiencies; (6) the successful management of our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (7) our successful management of credit and fraud risks in our business units and merchant alliances, particularly in the context of eCommerce and mobile markets; (8) consolidation among financial institution clients or other client groups that impacts our client relationships; (9) our ability to use our net operating losses without restriction to offset income for US tax purposes; (10) our ability to improve our profitability and maintain flexibility in our capital resources through the implementation of cost savings initiatives; (11) the acquisition or disposition of a material business or assets; (12) our ability to successfully value and integrate acquired businesses; (13) our high degree of leverage; (14) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (15) changes in the interest rate environment that increase interest on our borrowings or the interest rate at which we can refinance our borrowings; (16) the impact of new or changes in current laws, regulations, credit card association rules, or other industry standards; and (17) new lawsuits, investigations, or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, and various other factors discussed throughout this report, including but not limited to, Item 1 - Business, Item 1A - Risk Factors, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additional factors related to the agreement and plan of merger entered on January 16, 2019 between First Data and Fiserv, Inc. (“Fiserv”) that could cause actual results to differ materially and adversely from our forward-looking statements include (1) the occurrence of any event, change or other circumstances that could give rise to the right of one or both of First Data and Fiserv to terminate the definitive merger agreement between First Data and Fiserv; (2) the outcome of any legal proceedings that may be instituted against First Data, Fiserv or their respective stockholders, shareholders or directors; (3) the ability to obtain regulatory approvals and meet other closing conditions to the merger, including the risk that regulatory approvals required for the merger are not obtained or are obtained subject to conditions that are not anticipated or that are material and adverse to First Data’s or Fiserv’s business; (4) a delay in closing the merger; (5) the ability to obtain approval by First Data stockholders and Fiserv shareholders on the expected terms and schedule; (6) difficulties and delays in integrating the First Data and Fiserv businesses, including with respect to implementing systems to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; (7) failing to fully realize anticipated cost savings and other anticipated benefits of the merger; (8) business disruptions from the proposed merger that will harm First Data’s or Fiserv’s business, including current plans and operations; (9) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger, including as it relates to First Data’s or Fiserv’s ability to successfully renew existing client contracts on favorable terms or at all and obtain new clients; (10) certain restrictions during the pendency of the merger that may impact First Data’s or Fiserv’s ability to pursue certain business opportunities or strategic transactions; (11) the ability of First Data or Fiserv to retain and hire key personnel; (12) uncertainty as to the long-term value of the common stock of Fiserv following the merger; (13) the continued availability of capital and financing following the merger; (14) the business, economic and political conditions in the markets in which First Data and Fiserv operate. Except as required by law, we do not intend to revise or update any forward-looking statement as a result of new information, future developments or otherwise.

PART I
ITEM 1.    BUSINESS

General

First Data Corporation sits at the center of global electronic commerce. We believe we offer our clients the most complete array of integrated solutions in the industry, covering their needs across next-generation commerce technologies, merchant acquiring, issuing, and network solutions. We serve our clients in over 100 countries, reaching over 6 million business locations and over 3,700 financial institutions. We believe we have the industry’s largest distribution network, to consist of partnerships with over 1,500 distribution partners including many of the world’s leading financial institutions, and our direct sales force. We are the largest merchant acquirer and issuer processor in the world, and operate the third largest independent network services provider in the United States. We enable businesses to accept electronic payments, help financial institutions issue credit, debit and prepaid cards, and route secure transactions between them. In 2018, we processed approximately 100 billion transactions globally, or over 3,000 per second. In our largest market, the United States, we processed approximately $2.3 trillion of payment volume, which represents over 10% of United States gross domestic product (GDP) last year.

We have operations and offices located within the United States (U.S.) (domestic) and outside of the U.S. (international) where sales, customer service and/or administrative personnel are based. Total revenues from domestic and international transactions as a percentage of total revenues and total long lived assets attributable to domestic and international operations as a percentage of total long lived assets, are displayed in the below table.

	Year ended December 31,
	2018	2017	2016
Total revenues generated:
Domestic	79%	85%	85%
International	21%	15%	15%
Long-lived assets attributable to operations:
Domestic	91%	89%	89%
International	9%	11%	11%

No country outside the US represents greater than 10% of our total revenues or long-lived assets during any of the years presented in the table. Further financial information relating to our international and domestic revenues and long-lived assets is set forth in note 8 "Segment Information" in our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Our business is characterized by transaction and account related fees, multi-year contracts, and a diverse client base, which allows us to grow alongside our clients. Our multi-year contracts allow us to achieve a high level of recurring revenues with the same clients. While the contracts typically do not specify fixed revenues to be realized thereunder, they do provide a framework for revenues to be generated based on volume of services provided during such contracts' term.

Pending Merger with Fiserv, Inc.

On January 16, 2019, First Data and Fiserv, Inc. (Fiserv), and 300 Holdings, Inc. (Merger Sub), a wholly-owned subsidiary of Fiserv, entered into an agreement and plan of merger (Merger Agreement), pursuant to which we will merge into Merger Sub (the Merger). The terms are subject to the conditions set forth in the Merger Agreement, which states at closing each share of the Company's common stock issued and outstanding will be converted into the right to receive 0.303 (Exchange Ratio) of a share of common stock, par value $0.01 per share, of Fiserv. First Data's equity awards will generally be converted into Fiserv equity awards after giving effect to the Exchange Ratio and appropriate adjustments and be governed by the same terms and conditions as applicable to First Data's corresponding equity awards. Completion of the Merger is subject to customary closing conditions for both parties. We currently anticipate that we will close the merger during the second half of 2019. For additional information see Form 425 filed with the Securities and Exchange Commission dated January 16, 2019 and available through the “Investor Relations” portion of our website at http://investor.firstdata.com.

Products and Services Segments Information

We provide a range of products and solutions to businesses and financial institutions across the value chain of commerce-enabling services and technologies. We deliver our value-added solutions from a suite of proprietary technology products, software, cloud-

based applications, processing services, security offerings, and customer support programs that we configure to meet our clients' individual needs.

We operate three segments: Global Business Solutions (GBS), Global Financial Solutions (GFS), and Network & Security Solutions (NSS). Our segments are designed to establish lines of businesses that support our global client base and allow us to further globalize our solutions while working seamlessly with our geographic teams across our regions: the United States and Canada (North America); Europe, Middle East, and Africa (EMEA); Latin America (LATAM); and Asia Pacific (APAC) and are supported by a corporate team focused on company-wide issues.

•
Global Business Solutions - GBS provides a wide-range of solutions to merchants. These solutions include retail point-of-sale merchant acquiring and eCommerce services as well as next-generation offerings such as mobile payment services, and our cloud-based Clover point-of-sale operating system, which includes a marketplace for proprietary and third-party business applications.

•
Global Financial Solutions - GFS provides technology solutions for bank and non-bank issuers. These solutions include general purpose credit, retail private label, commercial card, and loan processing within the United States and international markets, as well as licensed financial software systems, such as our VisionPLUS processing application. GFS also provides financial institutions with a suite of account services including card personalization and embossing, customer communications, professional services, and customer servicing, including call center solutions and back office processing.

•
Network & Security Solutions - NSS provides a wide range of value-added solutions that we sell to clients in our GBS and GFS segments, smaller financial institutions, and other enterprise clients. These solutions include our EFT network solutions (STAR Network and debit card processing solutions), our Stored Value Network solutions (Money Network and Gift Solutions), and our Security and Fraud solutions (TransArmor and TeleCheck). NSS also supports our other digital strategies, including online and mobile banking, and our business supporting mobile wallets.

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

We do not have any customer that accounts for 10% or more of total consolidated revenues.

Global Business Solutions Segment

The following table presents GBS information as a percentage of total segment revenue and segment EBITDA:

	Year ended December 31,
	2018	2017	2016
Segment revenue	64%	61%	60%
Segment EBITDA	61%	59%	60%

See note 8 "Segment Information" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for a detail of segment revenue and segment EBITDA results.

Global Business Solutions Operations Our largest segment, GBS, provides businesses of all sizes and types with a wide range of solutions at the point-of-sale (POS), including merchant acquiring, eCommerce, mobile commerce, and other business solutions. We served approximately 3.4 million business locations in the United States and 2.7 million outside the United States. The largest line of business within GBS is merchant acquiring, which facilitates the acceptance of commercial transactions at the POS, whether a retail transaction at a physical business location, a mobile commerce transaction through a mobile or tablet device, or an eCommerce transaction over the internet.

GBS employs a variety of distribution strategies. GBS operates direct sales teams and also distributes its services through partnerships with indirect non-bank sales forces, such as independent sales agents, independent sales organizations (ISOs), independent software vendors (ISVs), value added retailers (VARs), and payment services providers (PSPs) to sell our commerce solutions to Small and Medium Sized Business (SMBs). In addition, GBS leverages the powerful sales capabilities of its numerous bank partners to distribute its products and solutions through various legal structures including joint venture equity alliances, revenue sharing alliances, and referral agreements.

GBS segment revenues are primarily derived from processing credit and debit card transactions for merchants and other business clients and includes fees for providing processing, loyalty and software services, and sales and leases of POS devices. Revenues are generated from a variety of sources, including:

•
Merchant discount fees charged to a merchant, net of credit and debit card interchange and assessment fees charged by the payment networks. The discount fee is typically either a percentage of the purchase amount or an interchange fee plus a fixed monetary amount;

•	Processing fees charged to merchant acquirers (including our alliance partners) who have outsourced their transaction processing to us;

•	Sales and leases of POS devices;

•	Fees for providing reporting and other services; and

•	Software fees such as security applications and Clover related fees.

We typically provide these services as part of a broader commerce-enabling solution to our business clients across multiple channels, including:

•	Retail POS - Physical businesses or storefront locations, such as retailers, supermarkets, restaurants, and petroleum stations, with brick and mortar facilities;

•	Mobile POS - Physical businesses with remote or wireless storefront locations, such as small retailers and service providers that use mobile devices to accept electronic payments; and

•
Online POS (eCommerce) - Online businesses or website locations, such as retailers, digital content providers, and mobile app developers with Internet-based storefronts that can be accessed through a personal computer or a mobile device.

Clover Operating System is an open architecture, integrated POS operating system, with a full suite of integrated hardware and software offerings. With Clover, we have designed one of the largest open architecture platforms of commerce-enabling solutions and applications in the world. The family of Clover devices includes the Clover Station, Clover Mini, Clover Go, Clover Flex and Clover Station II; each providing a broad range of next-generation features and software applications designed to help business clients conduct commerce.

Through December 31, 2018, we have shipped over 1 million Clover devices and the current Clover platform processes more than $70 billion in payment volume annually. Within Clover, we also offer a cloud-based Clover App Market for business applications. Our application marketplace is designed specifically to provide merchants with integrated software applications that they can download and install quickly and easily on their Clover devices. As of December 31, 2018, the Clover App Market has over 300 active applications. Clover is currently available in seven countries including the United States, the United Kingdom, Ireland, Germany, Austria, Canada, and Argentina; with plans to further scale Clover to more international markets in the near future. Furthermore, we believe Clover improves client retention because it becomes core to our clients' businesses, and positions us as a value-added partner. For example, business owners may use applications in the Clover App Market to manage their employees' work schedules, operate customer loyalty programs, integrate transaction information directly into their accounting software, manage inventory, and provide analytics on their business.
Global Business Solutions Competition GBS competes with merchant acquirers that include Worldpay and Global Payments, in addition to financial institutions that provide acquiring and processing services to businesses on their own, such as Chase Paymentech Solutions, Elavon (a subsidiary of U.S. Bancorp), Total Systems Services, and Barclaycard. In many cases, our alliance and commercial partners compete against each other. Additionally, payment networks such as Visa and MasterCard are increasingly offering products and services that compete with our suite of solutions. Competitors of our next-generation services include PayPal, Braintree (a subsidiary of PayPal), CyberSource (a subsidiary of Visa), Adyen, and Stripe, along with integrated point of sale providers such as Micros, Square, and others.

The primary competitive factors impacting GBS are First Data's brand, global reach, multiple distribution channels, data security, breadth of features and functionality, ease of technological integration, competitive pricing, and servicing capability. Other factors impacting GBS includes consolidation among large businesses and financial institutions, the pace of integrated point of sale solution development, and the creation of new payment methods and related technologies.

Global Business Solutions Seasonality GBS experiences a modest level of seasonality, with the first quarter representing the lowest level of sales and the fourth quarter representing the highest level of sales. Over the past eight quarters, GBS' quarterly revenue as a percentage of GBS' total yearly revenue has ranged between 23% and 26%.

Global Business Solutions Geographic Mix and Revenues GBS generates approximately 78% of its revenues from clients in our North America region, 12% from clients in the EMEA region, 6% from clients in our LATAM region, and 4% from clients in our APAC region. GBS revenues and earnings are impacted by the number of transactions and payment volume, the mix of consumer usage of credit cards, debit cards, and the size of the business.

Global Business Solutions Acquisitions and Dispositions In December 2017, we acquired BluePay Holdings, Inc. (BluePay) for $759 million, net of cash acquired. BluePay is a provider of technology-enabled payment processing for merchants in the U.S. and Canada and was one of our largest distribution partners with a strong focus on software-enabled payments and card-not-present transactions. The transaction is highly complementary to our earlier acquisition of CardConnect and enhanced our suite of innovative partner management tools to improve merchant retention, accelerate our firm-wide ISV initiative and bring immediate capabilities in ERP integrated payment solutions to our customers.

In July 2017, we acquired CardConnect Corp. (CardConnect) for $763 million, net of cash acquired. CardConnect is an innovative provider of payment processing and technology solutions and was one of our largest distribution partners. The transaction enabled us to bring innovative partner management tools to improve merchant retention, accelerate our firm-wide independent software vendor (ISV) initiative and brought immediate capabilities in enterprise resource planning (ERP) integrated payment solutions to our customers.

See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more details relating to these acquisitions.

Global Financial Solutions Segment

The following table presents GFS information as a percentage of total segment revenue and segment EBITDA:

	Year ended December 31,
	2018	2017	2016
Segment revenue	19%	20%	21%
Segment EBITDA	20%	22%	22%

See note 8 "Segment Information" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for a detail of segment revenue and segment EBITDA results.

Global Financial Solutions Operations GFS provides financial institutions, which include bank and non-bank issuers such as retailers with proprietary card portfolios, with a broad range of technology solutions that enable them to offer financial products and solutions to their customers. GFS serves over 1,300 clients globally and delivers value to clients through a variety of channels, including end-to-end outsourced processing, managed services, and various software delivery models utilizing our proprietary VisionPLUS solution. GFS services include credit card and loan account processing, commercial payments, customer communications, plastics solutions, customer service, and other products to support issuers.

GFS clients include some of the world's largest financial institutions, which we serve in approximately 100 countries. Our largest line of business in GFS is outsourced issuer processing, which helps banks and non-bank issuers provide credit, commercial, and retail card programs to their account holders, as well as loan programs. GFS also provides licensed software solutions for financial processing activities to financial institutions globally. Depending on the market, our solutions are often bundled with related offerings, such as customer communications and personalization of plastic cards, settlement and back office support, outsourced billing, statement printing, and customer service support. As part of these solutions, we also provide professional services, including custom programming and development, to clients.

GFS revenues are primarily derived from outsourced processing services, print, plastics, and VisionPLUS software services provided to financial institutions. GFS' revenues are typically generated on the basis of number of total and active accounts on file, volume of customer communications, volume of plastics issued or license fees.

Outsourced Processing and Licensing provide solutions to financial institutions and other issuers of credit, such as banks, group service providers, retailers, consumer finance companies, and credit unions. These services enable issuers to process transactions on behalf of customers. Depending on the market and our clients' needs, we deliver these solutions through our proprietary outsourced services platforms, software application licenses, or software-as-a-service hosted in the cloud. Services in our proprietary platform include transaction authorization and posting, account maintenance, and settlement. Our VisionPLUS software is used globally as both a processing solution and a licensed software solution that enables clients to process their own transactions, depending on the market. We also enable merchants and financial institutions to offer next generation payment solutions to their clients, such as Apple Pay, Android Pay, and Samsung Pay.

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

Account Support Services along with our outsourced processing and licensing solutions, we provide a variety of supporting services throughout the life cycle of each account. Services include processing a card application, initiating services for the cardholder to enable the cardholder to transact, accumulating the card's transactions into a monthly billing statement, and posting cardholder payments. Other services provided include customized communications to cardholders, plastics personalization and mailing, information verification associated with granting credit, debt collection, statement printing, and customer service on behalf of financial institutions. We also provide programming and customization to enhance and tailor our solutions to clients' needs through professional services.

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

Global Financial Solutions Seasonality GFS experiences a modest level of seasonality, with the first quarter representing the lowest level of sales and the fourth quarter representing the highest level of sales. Over the past eight quarters, GFS' quarterly revenue as a percentage of GFS' total yearly revenue has ranged between 24% and 26%.

Global Financial Solutions Geographic Mix and Revenues GFS generates 58% of its revenues from clients in our North America region, 27% from clients in our EMEA region, 8% from clients in our LATAM region, and 7% from clients in our APAC region. Globally, revenues are diversified across major financial institutions of various sizes and geographies.

Global Financial Solutions Acquisitions and Dispositions In September 2018, we divested our card processing business in Central and Southeastern Europe for proceeds of €387 million (the U.S. dollar equivalent is $449 million). The divestiture does not represent a strategic shift that will have a major effect on our operations and financial statements. The total gain on disposition recognized was $174 million.

In August 2018, we divested 100% of our remittance processing business in the U.S. for proceeds of $100 million. The total gain on disposition recognized was $28 million.

In September 2017, we divested all of our businesses in Lithuania, Latvia and Estonia for €73 million (the U.S. dollar equivalent is $85 million). Associated with the transaction, we recognized a $4 million loss on the sale.

See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more details relating to this disposition.

Network & Security Solutions Segment

The following table presents NSS information as a percentage of total segment revenue and segment EBITDA:

	Year ended December 31,
	2018	2017	2016
Segment revenue	17%	19%	19%
Segment EBITDA	24%	24%	23%

See note 8 "Segment Information" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for a detail of segment revenue and segment EBITDA results.

Network & Security Solutions Operations NSS provides a range of network solutions and security, risk and fraud management solutions to business and financial institution clients in our GBS and GFS segments, and independently to financial institutions, businesses, governments, processors and other clients. Our EFT Network Solutions manages U.S. debit card and account processing solutions. Our STAR Network enables clients to encrypt, route, and decrypt PIN debit, PIN-less debit, and ATM transactions, and provide access to demand deposit accounts. Our Stored Value Network Solutions facilitate stored value commerce, such as (1) closed-loop prepaid transactions, which are initiated by various types of prepaid cards issued by enterprises, such as retailers, that issue enterprise-branded cards that can generally be used only at the enterprise issuing the card or account, and (2) open-loop prepaid transactions, which are initiated by various types of prepaid cards issued by a bank and carry a network association brand, such as Visa, MasterCard and STAR, enabling them to be used at multiple merchant locations. NSS also includes our Online and Mobile Banking Solutions, Healthcare Solutions, Security and Fraud, and Government Solutions.

EFT Network Solutions enables our business and financial institution clients to route secure, encrypted data between themselves. Our STAR Network is connected to over 3,000 financial institutions and community banks, approximately 1.4 million POS and ATM locations, and numerous third-party payment processors, ATM processors, and card processors that participate in the network. When a business, a merchant acquirer, or an ATM owner acquires a STAR Network transaction, it sends the transaction data to the network switch, which is operated by us, which in turn routes the encrypted information to the appropriate financial institution for authorization. To be routed through the STAR Network, a transaction must be initiated at an ATM or POS device participating in the STAR Network with a card participating in the STAR Network.

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

Security and Fraud Solutions provides a range of security, risk, and fraud management solutions that help businesses and financial institutions securely run and grow their business by protecting their data, managing risk, and preventing fraud. Our solutions include TransArmor, our encryption, tokenization, and PCI compliance solution for POS data in-transit, Fraud Predictor Plus, our solution to detect fraud at the POS through a machine-learning based predictive model, and TeleCheck, the industry-leading database of check-writers activity. Revenues for our security solutions are earned on a fee per license basis or per transaction.

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

Network & Security Solutions Seasonality NSS experiences a modest level of seasonality, with the first quarter representing the lowest level of sales and the fourth quarter representing the highest level of sales. Over the past eight quarters, NSS' quarterly revenue as a percentage of NSS' total yearly revenue has ranged between 23% and 27%.

Network & Security Solutions Geographic Mix and Revenues More than 95% of the NSS business is domestic.

Network & Security Solutions Acquisitions and Dispositions In October 2017, we formed a digital banking joint venture, named Apiture, combining FDC and Live Oak Bancshares, Inc.'s digital banking platforms, products, and services, delivering innovative technology solutions tailored for financial institutions. Apiture is owned and managed equally between us and Live Oak Bancshares, Inc., as a result, the contributed digital banking business is no longer consolidated into our results after the contribution date.

See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more details relating to this acquisition and disposition.

Corporate

Corporate operations include corporate-wide governance functions such as our executive management team, tax, treasury, internal audit, corporate strategy, and certain accounting, human resources and legal costs related to supporting the corporate function. Costs incurred by Corporate that are attributable to a segment are allocated to the respective segment.

Global Regions

We currently have operations in 27 countries and serve businesses and financial institutions in over 100 countries around the world as illustrated on the following map:

Countries with Operations and Clients
Countries with Clients

First Data

Region	2018 Segment Revenue
NA	$6.7 billion
EMEA	$1.1 billion
LATAM	$469 million
APAC	$314 million

We deliver our solutions throughout the world via four regions:

North America

North America (United States and Canada) is our largest region. We are the largest merchant acquirer, issuer processor, and third largest U.S. debit network. The United States is our largest market and accounts for the majority of our activity in the region. In 2018, we processed approximately 84 billion commercial transactions and processed $2.3 trillion of payment volume in the United States, representing over 10% of U.S. GDP.

Europe, Middle East, and Africa (EMEA)

We have operations in 12 countries and serve clients in 65 countries in this region. We are a leading merchant acquirer and issuer processor in EMEA and provide our suite of next-generation commerce-enabling solutions to businesses and financial institutions of all sizes and types.

Latin America (LATAM)

We have operations in 6 countries and serve clients in 32 countries in this region. We are a leading merchant acquirer, issuer processor, and eCommerce processor to businesses and financial institutions of all sizes and types in the region.

Asia Pacific (APAC)

We have operations in 7 countries and serve clients in 19 countries in this region. We are a leading merchant acquirer, issuer processor, and eCommerce processor to businesses and financial institutions of all sizes and types in the region and have begun to introduce other commerce-enabling solutions in selected markets.

Intellectual Property

We own a global portfolio of trademarks, trade names, patents, and other intellectual property that are important to our future success. The First Data trademark and trade name, the STAR trademark and trade name, and the Clover trademark and trade name are intellectual property rights which are individually material to us. These trademarks and trade names are widely recognized and associated with quality and reliable service. The First Data trademark and trade name are associated with quality and reliable electronic commerce and payments solutions. Financial institutions and merchants associate the STAR trademark and trade name with quality and reliable debit network services and processing services. Clover provides quality point-of-sale and software solutions to merchants. Loss of the proprietary use of the First Data, STAR, and Clover trademarks and trade names or a diminution in the perceived quality associated with these names could harm the growth of our businesses.

Employees and Labor

As of December 31, 2018, we had approximately 19,000 employees. The majority of the employees of our subsidiaries outside of the United States are subject to the terms of individual employment agreements. One of our wholly-owned subsidiaries has approximately 1,900 employees in the United Kingdom, a portion of whom are members of the Unite trade union. Employees of our subsidiaries in Vienna, Austria; Frankfurt, Germany; and Nürnberg, Germany are also represented by local work councils. The Vienna workforce and a portion of the Frankfurt workforce are also covered by a union contract. Certain employees of our Korean subsidiary are represented by a Labor-Management council. In Brazil, all employees are unionized and covered by the terms of industry-specific collective agreements. In Argentina, a portion of the employees are unionized and covered by an agreement for the merchants and services industry. Employees in certain other countries are also covered by the terms of industry-specific national collective agreements. None of our employees are otherwise represented by any labor organization in the United States. We believe that our relations with our employees and the labor organizations identified above are in good standing.

Available Information

Our principal executive offices are located at 225 Liberty Street, 29th Floor, New York, NY 10281, telephone (800) 735-3362. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to shareholders and other interested parties through the “Investor Relations” portion of our website at http://investor.firstdata.com as soon as reasonably practical after they are filed with the Securities and Exchange Commission (SEC). Information contained on, or that can be accessed through, our website is not incorporated by reference into this document, and you should not consider information on our website to be part of this document. The SEC maintains a website, www.sec.gov, which contains reports and other information filed electronically with the SEC by us. Various corporate governance documents, including our Audit Committee Charter, Governance, Compensation and Nominations Committee Charter, and Code of Ethics for Senior Financial Officers are available without charge through the “About Us” “Investor Relations” “Corporate Governance” portion of our investor relations website.

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

Under the Payment Services Directive (2007/64/EC) in the European Union (PSD), a number of our subsidiaries in GBS hold either payment institution licenses or electronic money licenses in the European Union member states in which such subsidiaries do business. As payment institutions or electronic money institutions, we are subject to regulation and oversight in the applicable European Union member state, which includes (amongst other obligations) a requirement to maintain specified regulatory capital.

The PSD was amended by a revised Payment Services Directive (2015/2366/EC), known as PSD2 which was required to be transposed into national law by January 2018.

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

Our subsidiary in Germany, First Data GmbH, is certified and regulated as a processor for domestic German debit card transactions by the Deutsche Kreditwirtschaft (DK), the German Banking Industry Committee. Failure to comply with the technical requirements set forth by the DK may result in suspension or termination of services.

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

Further, several subsidiaries provide services such as factoring or settlement that make them subject to regulation by local banking agencies, including the National Bank of Poland, the Reserve Bank of Australia, and the German Federal Financial Supervision Agency.

Privacy and Information Security Regulations We provide services that may be subject to various state, federal, and foreign privacy laws and regulations, including, among others, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act, the European Union General Data Protection Regulation, the Australian Privacy Act, the Personal Information Protection and Electronic Documents Act in Canada, the Personal Data (Privacy) Ordinance in Hong Kong, the Malaysian Data Protection Act 2010, the Singapore Data Protection Act 2012, as well as the new California Consumer Privacy Act effective in January 2020 and the Brazilian General Data Protection Law effective in February 2020. These laws and their implementing regulations govern certain collection, processing, storage, use, and disclosure of personal information, can require notice to entities or individuals of privacy incidents, and provide individuals with certain rights relating to the use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Certain federal and state laws impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers, the media, and consumer reporting agencies, as well as businesses and governmental agencies that own the information, of security breaches affecting personal information. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. In July 2016, the European Parliament adopted additional European Union-wide legislation regarding cyber security in the form of the Network and Information Security Directive (NIS Directive EU 2016/1148). The NIS Directive was required to be transposed into national law by May 2018. The General Data Protection Regulation took effect throughout the European Union on May 25, 2018 and creates a range of new compliance obligations and increases financial penalties for non-compliance and extends the scope of the European Union data protection law to all companies processing data of European Union residents, regardless of the company’s location.

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

Anti-Money Laundering, Anti-Bribery, Sanctions, and Counter-Terrorist Regulations We are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, BSA). Among other things, the BSA requires money services businesses (such as money transmitters, issuers of money orders and official checks, and providers of prepaid access) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and to maintain transaction records. Money Network provides prepaid access for various open loop prepaid programs for which it is the program manager and therefore must meet the requirements of the Financial Crimes Enforcement Network (FinCEN), the agency that enforces the BSA. As of May 2018, we are required to comply with FinCEN's rules requiring the collection and verification of beneficial owners holding equal to or greater than 25% equity interest. In the European Union, our GBS businesses are subject to various laws implementing European AML legislation. The Fifth EU Anti-Money Laundering Directive (EU) 2018/843 which entered into force in July 2018, updates current EU AML legislation and is required to be transposed into national law by January 2020.

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

In December 2017, the United States enacted the Tax Cuts and Jobs Act of 2017. The new tax laws decrease the maximum corporate tax rate from 35% to 21% and provide more favorable tax treatment of distribution of foreign earnings to the U.S. The tax law also provides new limitations with respect to the amount of interest that may be deducted in the U.S. We expect the net result of the new tax law to be favorable as the benefit we receive from the reduction in the corporate tax rate is greater than the negative impact of the interest deductibility limit and other aspects of the new law. We also expect that over time the amount of interest that is not deductible will decrease due to our efforts to reduce debt as well as increase our interest deduction limitation.

ITEM 1A.	RISK FACTORS

The following are certain risks that could affect our business and our results of operations. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations.

Risks Related to the Pending Merger

The pending merger with a subsidiary of Fiserv, Inc. is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, and may have a material adverse effect on us if it is not completed.

On January 16, 2019, First Data and Fiserv, Inc. entered into an agreement and plan of merger, under which FDC will merge with a subsidiary of Fiserv. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger and restricts us, without Fiserv’s consent, from taking certain specified actions until the merger is completed. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows. In addition, the pursuit of the merger and the preparation for the integration of our business with Fiserv may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.

We currently anticipate that we will close the merger during the second half of 2019, but we cannot be certain when or if the conditions for the Merger will be satisfied or waived. The merger cannot be completed until the conditions are satisfied or waived, including the receipt of required antitrust and other regulatory approvals and other customary closing conditions. Satisfying the conditions to the closing of the merger may take longer than we expect. In the event that the merger is not completed for any reason, we will remain an independent public company and holders of our common stock will continue to own their shares of our common stock. If the merger is not completed for any reason, the price of our common stock may decline to the extent that the current market price may reflect an assumption that each First Data share will be exchanged for 0.303 shares of Fiserv upon consummation of the merger as specified in the merger agreement. Investor confidence also could decline.

Whether or not we complete the merger, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the merger, including, among others, the following:

•
execution of the proposed merger will require significant time and attention from management, which may distract them from operating our business and executing on other initiatives that may have been beneficial to us;

•	we may lose management personnel and other key employees and our employees may be distracted due to uncertainty about their future roles with the new combined company;

•
parties with which we have business relationship may experience uncertainty as to the future of such relations and may delay or defer certain business decisions, seek alternative relations with others, or change their present business relationship with us;

•	we could be the subject of litigation related to the proposed merger, which could result in significant costs and expenses;

•	we will be required to pay significant costs and expenses relating to the merger, such as legal, accounting, and other professional fees, whether or not the merger is completed;

•	we may have to forgo other opportunities in favor of the merger instead of pursuing such other opportunities that could be beneficial to First Data; and

•	we may experience negative reactions from the financial markets, particularly if we fail to complete the merger.

In addition to the foregoing, the ratio for the exchange of First Data stock into Fiserv stock to be received pursuant to the Merger Agreement is fixed. The exchange ratio will not increase because of fluctuations in the market price of Fiserv stock or changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operation or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock. Because the conversion ratio is fixed, the market price of First Data stock may be impacted by any changes in the market price of Fiserv stock.

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

A disruptive implementation of the United Kingdom’s exit from the European Union could adversely affect our results of operations.

We are monitoring developments related to the implementation of the United Kingdom’s decision to exit the European Union (referred to as Brexit), which could, among other outcomes, disrupt the free movement of goods, services, data, and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas, and significantly disrupt trade between the U.K. and the E.U. The effects of Brexit will depend in part on any agreements the U.K. makes to retain access to E.U. markets. These agreements could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade, and legal implications the withdrawal of the U.K. from the E.U. will have and how such withdrawal will affect us.

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

Security breaches or cybersecurity attacks on our systems may have a significant effect on our business.

In order to provide our services, we process, store, and transmit sensitive business information and personal consumer information, including, but not limited to, names, bankcard numbers, home or business addresses, social security numbers, driver's license numbers, and bank account numbers. Under the card network rules, various federal, state and international laws, and client contracts, we are responsible for information provided to us by financial institutions, merchants, ISOs, third-party service providers, and others. The confidentiality of such sensitive business information and personal consumer information that resides on our systems is critical to our business. Our systems are subject to cybersecurity attacks and other techniques which are intended to obtain unauthorized access, disable or degrade the service we provide, or sabotage our system. These cybersecurity attacks are often difficult to detect and are constantly evolving. We expect that unauthorized parties will continue to attempt to gain access to our systems or facilities through various means. We cannot be certain that the security measures and procedures we have in place to detect cybersecurity attacks and protect this sensitive data, including protection against unauthorized access and use by our employees, will be successful or sufficient to counter all current and emerging technology threats designed to breach our systems in order to gain access to confidential information. The increasing sophistication of cyber criminals and their continuous attempts to breach our system has increased the risk of a security breach of our systems. A breach of our products or systems processing or storing sensitive business information or personal consumer information could lead to claims against us, reputational damage, lost clients and lost revenue, substantial additional costs (including costs of notification of consumers, credit monitoring, card reissuance, contact centers and forensics), loss of our financial institution sponsorship, loss of clients' and their customers’ confidence, as well as imposition of fines and damages, or potential restrictions imposed by card networks on our ability to process transactions, all of which could have a material adverse effect on our revenues, profitability, financial condition, and future growth. In addition, any cyberattacks or data security breaches affecting our clients, partners, or vendors could have similar negative effects. Furthermore, as security threats and cybersecurity attacks continue to evolve we will be required to invest additional resources to modify the security of our systems. The level of required investment could have a material adverse effect on our results of operations.

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

We are subject to the risk of our merchants being unable to satisfy obligations for which we may also be liable. For example, we and our merchants acquiring alliances may be subject to contingent liability for transactions originally acquired by us that are disputed by the cardholder and charged back to the merchants. If we or the alliance is unable to collect this amount from the merchant because of the merchant’s insolvency or other reasons, we or the alliance will bear the loss for the amount of the refund paid to the cardholder. We have an active program to manage our credit risk and often mitigate our risk by obtaining collateral. It is possible, however, that a default on such obligations by one or more of our merchants could have a material adverse effect on our business. See note 1 "Summary of Significant Accounting Policies" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on our merchant credit losses.

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

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If such financial institutions should stop providing clearing services or limit our volumes we would need to find other financial institutions to provide those services. If we are unable to find a replacement financial institution we may no longer be able to provide processing services to certain clients, which could negatively impact our revenue and earnings.

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

We offer merchant acquiring, processing and issuing services outside of the United States, including in the United Kingdom, Germany, Argentina, India, and Brazil, where our principal non-U.S. operations are located. Our revenues derived from these and other non-U.S. operations are subject to additional risks, including those resulting from social and geopolitical instability and unfavorable political or diplomatic developments, all of which could negatively impact our financial results.

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

We are highly leveraged. As of December 31, 2018, we had $17.6 billion of total debt. Our high degree of leverage could have important consequences, including:

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

Successful execution of our business strategy is dependent in part upon our ability to manage our capital structure to minimize interest expense and enhance free cash flow generation. Our senior secured revolving credit facility has $1.25 billion in commitments that are scheduled to mature in October 2023. In addition, approximately $2.5 billion of obligations under our existing long-term borrowings are scheduled to mature prior to December 31, 2022. We may not be able to refinance our senior secured credit facilities or our other existing indebtedness at or prior to their maturity at attractive rates of interest because of our high levels of debt, debt incurrence restrictions under our debt agreements or because of adverse conditions in credit markets generally.

An increase in interest rates may negatively impact our operating results and financial condition.

Certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest. An increase in interest rates would have a negative impact on our results of operations by causing an increase in interest expense.

As of December 31, 2018, we have $12 billion in variable rate debt, which includes $472 million on our accounts receivable securitization facility, and also includes $250 million drawn on our revolving credit facility. We have $2.8 billion in variable to fixed interest rate collars, which are subject to contractual ceilings and floors, and $7.25 billion in variable to fixed interest rate step-up swaps. The $1.3 billion and $1.5 billion interest rate collars expire in January 2019 and September 2019, respectively, and have a one month LIBOR ceiling of 1.50% and 1.75%, respectively. With respect to our step-up swaps, $4.75 billion of notional exposure step-up swaps, decreases by $750 million semi-annually, commencing in June 2019, and expires in December 2020. The remaining $2.5 billion of step-up swaps cover our exposure through May 2021. Based on outstanding debt balances and interest rates as of December 31, 2018, a 1% increase in variable interest rates would result in a decrease to pretax income of $10 million over the next twelve months. See note 14 "Derivative Financial Instruments" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for the discussion of our interest rate collar contracts.

Uncertainty about the future of the London Interbank Offer Rate (LIBOR) may adversely affect our business and financial results.

In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intent to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere, and whether other rate or rates may become accepted alternatives to LIBOR. This may cause LIBOR to perform differently than it did in the past and may have other consequences that cannot be predicted. No assurance can be provided that these uncertainties or their resolution will not adversely affect the use, level, and volatility of LIBOR or other interest rates. These uncertainties or their resolution also could negatively impact our borrowing costs, our hedging strategies, and other aspects of our business and financial results.

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

Our consolidated balance sheet includes goodwill and intangible assets that represent approximately 55% of our total assets as of December 31, 2018. These assets consist primarily of goodwill and client relationship intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and certain other intangible assets are not amortized. On a regular basis we assess whether there have been impairments in the carrying value of goodwill and certain intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our financial condition and results of operations.

Our results of operations may be adversely affected by changes in foreign currency exchange rates.

We are subject to risks related to the changes in currency rates as a result of our investments in non-U.S. operations and from revenues generated in currencies other than the U.S. dollar. Revenue and profit generated by such non-U.S. operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. From time to time, we utilize foreign currency forward contracts to mitigate the market value risks associated with foreign currency-denominated transactions. These hedge contracts may not, however, eliminate all of the risks related to foreign currency translation. In addition, we may become subject to exchange control regulations that restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. Any of these factors could decrease the value of revenues and earnings we derive from our non-U.S. operations and have a material adverse impact on our business.

Unfavorable resolution of tax contingencies could adversely affect our results of operations and cash flows from operations.

Our tax returns and positions are subject to review and audit by federal, state, local, and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations as well as our cash flows from operations. We have established contingency reserves for material, known tax exposures relating to deductions, transactions, and other matters involving some uncertainty as to the proper tax treatment of the item. These reserves reflect what we believe to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. While we believe that the reserves are adequate to cover reasonably expected tax risks, there is no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial cost not in excess of any related reserve. An unfavorable resolution, therefore, could negatively impact our effective tax rate, financial position, results of operations, and cash flows in the current and/or future periods. See note 9 "Income Tax" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.

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

Potential tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.

The United States recently imposed tariffs on certain imports from China, including on some of our hardware devices manufactured in China. If the U.S. administration imposes additional tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, our other hardware devices produced in China could also be impacted. While it is too early to predict how the recently enacted tariffs and any future tariffs on items imported from China or elsewhere will impact our business, the cost of our products manufactured in China and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.

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

We are subject to U.S. and international financial services regulations, a myriad of consumer protection laws, economic sanctions, laws and regulations, and anti-corruption laws, escheat regulations and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative financial effect on us. In particular, changing regulations or standards in the area of privacy and data protection could also adversely impact us. For example, the General Data Protection Regulation (GDPR), which became effective in May 2018, extends the scope of the E.U. data protection law to all companies processing data of E.U. residents, regardless of the company’s location. The law requires companies to meet new requirements regarding the handling of personal data. Our efforts to comply with GDPR and other privacy and data protection laws (such as the new California Consumer Privacy Act effective as of January 2020 and the Brazilian General Data Protection Law effective as of February 2020) may entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. Further, failure to meet GDPR requirements could result in fines, penalties, and reputational damage. The GDPR and other privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Such regulations increase our compliance and administrative burden significantly. In addition, E.U. laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the E.U., which can make compliance more costly and operationally difficult to manage. Moreover, the countries that are members of the E.U. may each have different and potentially inconsistent interpretations of regulations implementing the E.U. Payment Services, which could make compliance more costly and operationally difficult to manage. Furthermore, following the passage of the second Payment Services Directive in Europe, several countries, including Australia, Canada, Hong Kong and Mexico are contemplating granting various types of access rights to third party processors, which could have implications for our business as well.

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

Legislative or regulatory initiatives on cybersecurity and data privacy could adversely impact our business and financial results.

Cybersecurity and data privacy risks have received heightened legislative and regulatory attention. For example, the U.S. banking agencies have proposed enhanced cyber risk management standards that would apply to us and our financial institution clients and that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Several states also have adopted or proposed cybersecurity laws targeting these issues. Legislation and regulations on cybersecurity and data privacy may compel us to enhance or modify our systems, invest in new systems, or alter our business practices or our policies on data governance and privacy. If any of these outcomes were to occur, our operational costs could increase significantly.

Failure to protect our intellectual property rights and defend ourselves from potential patent infringement claims may diminish our competitive advantages or restrict us from delivering our services.

Our trademarks, patents, and other intellectual property are important to our future success. The First Data trademark and trade name, the STAR trademark and trade name, and the Clover trademark and trade name are intellectual property rights which are individually material to us. These trademarks and trade names are widely recognized and associated with quality and reliable service. Loss of the proprietary use of the First Data, STAR, and Clover trademarks and trade names or a diminution in the perceived quality associated with them could harm the growth of our businesses. We also rely on proprietary technology. It is possible that others will independently develop the same or similar technology. Further, we use open source architecture in connection with our solutions, in particular our Clover open architecture platform. Companies that incorporate open source platforms into their solutions have, from time to time, faced claims challenging the ownership of such platforms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. We cannot guarantee that we can protect our trade secrets, know-how, or other proprietary information. Our patents could be challenged, invalidated or circumvented by others, and may not be of sufficient scope or strength to provide us with any meaningful protection or advantage. If we are unable to maintain the proprietary nature of our technologies, we could lose competitive advantages and be materially adversely affected. Additionally, the laws of certain non-U.S. countries where we do business or contemplate doing business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in judicial or administrative proceedings could prevent us from selling our services or prevent us from preventing others from selling competing services, and thereby may have a material adverse effect on the business and results of operations. Additionally, claims have been made, are currently pending, and other claims may be made in the future, with regard to our technology allegedly infringing on a patent or other intellectual property rights. Unfavorable resolution of these claims could either result in us being restricted from delivering the related product or service or result in a settlement that could be materially adverse to us.

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

Our initial public offering in October 2015 and the subsequent follow-on secondary offerings in September 2017 and August 2018 did not result in an ownership change within a three-year period for purposes of Section 382 of the Code. If, however, we were to undergo an ownership change as a result of future transactions involving our common stock, including the closing of the recently announced Agreement and Plan of Merger between First Data and Fiserv, Inc., our ability to use our net operating loss carryforwards would be subject to the limitations of Section 382 of the Code. It is possible that a portion of our net operating loss carryforwards may expire before we would be able to use them. In the event we are unable to utilize our net operating loss carryforwards, there may be a negative impact on our financial position and results of operations.

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

As of December 31, 2018, we and our subsidiaries owned or leased 77 domestic properties and 62 international properties. These facilities are used for operational, sales and administrative purposes, and are substantially all utilized.

	Leased Facilities		Owned Facilities
	No.	Sq. Ft.	No.	Sq. Ft.
Facilities in the United States	67	2,310,813	10	1,509,578
International Facilities	58	938,960	4	186,258

•
Global Business Solutions’ principal operations are conducted in Atlanta, Georgia; New York, New York; Coral Springs, Florida; Hagerstown, Maryland; King of Prussia, Pennsylvania; Chicago, Illinois; Marietta, Georgia; London, United Kingdom; Frankfurt, Germany; São Paulo, Brazil; Singapore, Singapore; Warsaw, Poland; and Buenos Aires, Argentina.

•
Global Financial Solutions' principal operations are located in New York, New York; Omaha, Nebraska; Chesapeake, Virginia; London, United Kingdom; Warsaw, Poland; Buenos Aires, Argentina; and Frankfurt, Germany.

•	Network & Security Solutions' principal operations are located in Atlanta, Georgia; Omaha, Nebraska; Wilmington, Delaware; and Coral Springs, Florida.

•	Our Corporate facilities include New York, New York and Atlanta, Georgia.

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our space requirements and may acquire new space to meet the needs of our businesses or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. None of these matters, individually or in the aggregate, currently is material to us. See note 15 "Commitments and Contingencies" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for information with respect to this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has traded on the New York Stock Exchange under the symbol "FDC" since October 15, 2015. Prior to that date, there was no public trading market for our common stock.

There were 29 holders of record of our Class A common stock and 19 holders of record of our Class B common stock as of December 31, 2018. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders, because a large portion of our Class A common stock is held in "street name" by banks and brokers.

Share Buy Back

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock in the three months ended December 31, 2018:

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased Under Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under Announced Programs
October 1, 2018 through October 31, 2018	—		—	—	—
November 1, 2018 through November 30, 2018	—		—	—	—
December 1, 2018 through December 31, 2018	267,626	(a)	$16.91	—	—

(a)	Shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated. The selected financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements and related notes appearing in Part II, Item 8 of this Form 10-K. The selected consolidated financial data as of December 31, 2016, 2015, and 2014 and for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements and related notes thereto not included in this Form 10-K.

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

The notes to our consolidated financial statements in Part II, Item 8 of this Form 10-K contain additional information about various acquisitions, dispositions, and certain charges and benefits resulting from other operating expenses, and other income (expense) which affect the comparability of information presented. Comparability between periods is also impacted by the adoption of the New Revenue Standard on January 1, 2018. Amounts below include acquisitions since the date acquired and exclude dispositions since the date disposed.

	December 31,
(in millions, except per share amounts)	2018	2017	2016	2015	2014
Statement of operations data (Year-ended):
Revenues	$9,498	$12,052	$11,584	$11,451	$11,152
Total revenues (excluding reimbursables)	8,679	8,129	7,839	7,764	7,548
Operating expenses(a)	7,484	10,201	9,921	10,231	9,708
Other operating expenses, net(b)	119	143	51	53	13
Total expenses (excluding reimbursables)	6,784	6,421	6,227	6,597	6,117
Interest expense, net	(917)	(931)	(1,078)	(1,534)	(1,721)
Net income (loss)	1,198	1,664	660	(1,268)	(265)
Net income (loss) attributable to First Data Corporation	1,005	1,465	420	(1,481)	(458)
Depreciation and amortization(c)	1,090	1,073	1,061	1,133	1,163
Net income (loss) per share(d):
Basic	$1.08	$1.60	$0.47	$(7.70)	$(458,000)
Diluted	1.05	1.56	0.46	(7.70)	(458,000)
Weighted-average common shares outstanding(d):
Basic(e)	929	916	902	192	—
Diluted(e)	957	940	921	192	—
Balance sheet data (As of year-end):
Total assets	$38,327	$48,269	$40,292	$34,362	$34,034
Settlement assets	11,423	20,363	14,795	8,150	7,557
Total liabilities	31,283	42,183	36,088	30,625	31,434
Settlement obligations	11,423	20,363	14,795	8,150	7,557
Long-term borrowings	16,429	17,927	18,131	18,737	20,697
Other long-term liabilities(f)	625	963	1,240	1,243	1,223
Redeemable noncontrolling interest	77	72	73	77	70
Total equity	6,967	6,014	4,131	3,660	2,530
Cash flow data (Year-ended):
Net cash provided by operating activities	$2,307	$2,047	$2,111	$795	$1,035
Net cash used in investing activities	(99)	(1,952)	(361)	(685)	(330)
Net cash (used in) provided by financing activities	(2,124)	9	(1,734)	(16)	(743)

(a)	Operating expenses include Cost of revenues; Selling, general, and administrative; Depreciation and amortization; and Reimbursable items.

(b)
Other operating expenses, net includes restructuring, net; impairments; litigation and regulatory settlements; integration cost and other as applicable to the periods presented. See note 11 "Other Operating Expenses, Net" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for details.

(c)
Includes amortization of initial payments for new contracts, which is recorded as a contra-revenue within “Revenues excluding reimbursable items” and amortization related to equity method investments, which is netted within “Equity earnings in affiliates” in our consolidated statements of operations.

(d)
As a result of the merger between First Data Holdings Inc. (FDH) and FDC (HoldCo Merger), all outstanding shares of FDH were converted into Class B common stock, which are entitled to ten votes per share. All of FDC's outstanding common stock was eliminated upon the merger. We accounted for the HoldCo Merger as a transfer of assets between entities under common control and have reflected the transactions impact on net loss per share and weighted-average shares on a prospective basis.

(e) Prior to our Initial Public Offering in 2015, we had 1,000 shares of common stock that was eliminated upon the merger with First Data Holdings.

(f)	Other long-term liabilities include deferred tax liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Year over year percent changes are calculated on whole-dollar values as management views this as a more accurate representation of our performance. As such, the values herein may not recalculate due to rounding. Not meaningful percentage changes are indicated with NM.
Executive Overview

First Data Corporation sits at the center of global electronic commerce. We believe we offer our clients the most complete array of integrated solutions in the industry, covering their needs across next-generation commerce technologies, merchant acquiring, issuing, and network solutions. We serve our clients in over 100 countries, reaching over 6 million business locations and over 3,700 financial institutions. We believe we have the industry’s largest distribution network, to consist of partnerships with over 1,500 distribution partners including many of the world’s leading financial institutions, and our direct sales force. We are the largest merchant acquirer and issuer processor in the world, and operate the third largest independent network services provider in the United States. We enable businesses to accept electronic payments, help financial institutions issue credit, debit and prepaid cards, and route secure transactions between them. In 2018, we processed approximately 100 billion transactions globally, or over 3,000 per second. In our largest market, the United States, we processed approximately $2.3 trillion of payment volume, which represents over 10% of United States gross domestic product (GDP) last year.

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

Pending Merger with Fiserv, Inc.

On January 16, 2019, First Data and Fiserv, Inc. (Fiserv), and 300 Holdings, Inc. (Merger Sub), a wholly-owned subsidiary of Fiserv, entered into an agreement and plan of merger (Merger Agreement), pursuant to which we will merge into Merger Sub (the Merger). The terms are subject to the conditions set forth in the Merger Agreement, which states at closing each share of the Company's common stock issued and outstanding will be converted into the right to receive 0.303 (Exchange Ratio) of a share of common stock, par value $0.01 per share, of Fiserv. First Data's equity awards will generally be converted into Fiserv equity awards after giving effect to the Exchange Ratio and appropriate adjustments and be governed by the same terms and conditions as applicable to First Data's corresponding equity awards. Completion of the Merger is subject to customary closing conditions for both parties. We currently anticipate that we will close the merger during the second half of 2019. For additional information see Form 425 filed with the Securities and Exchange Commission dated January 16, 2019 and available through the “Investor Relations” portion of our website at http://investor.firstdata.com.

Our Strategy

Our ability to grow our business is influenced by global expenditure growth, increasing our share in electronic payments and providing value-added products and services to both merchants and financial institutions around the world. We grow our business through diversification of product offerings such as credit, debit, prepaid, Clover, and our suite of security products. We believe we offer our clients the most complete array of integrated solutions in our industry, covering their needs across next-generation commerce technology, merchant acquiring, issuing, and network solutions. We believe this differentiates us from our competition and will continue to drive our growth in the future.

We work with a variety of partners to deliver our merchant solutions, including large and small financial institutions, Independent Sales Organizations (ISOs), agents, Independent Software Vendors (ISVs), and others. Amongst other services, we help merchants by delivering data-driven insights and other services to help them grow and create better and more secure purchase experiences for consumers across all commerce platforms and assist them in day-to-day operations of their business via our Clover line of products which enables merchants to more efficiently run their businesses, build customer loyalty, and gain valuable insights that help grow their businesses. We provide financial institutions with solutions to help them grow their revenues, enhance customer satisfaction, and deliver their products more timely and efficiently.

We continue to execute on key growth initiatives including:

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

Global Business Solutions

Global Business Solutions (GBS) segment revenues are primarily derived from processing credit and debit card transactions for merchants and other business clients and includes fees for providing processing, loyalty and software services, and sales and leases of POS devices. Revenues are generated from a variety of sources, including:

•
Merchant discount fees charged to a merchant, net of credit and debit card interchange and assessment fees charged by the payment networks. The discount fee is typically either a percentage of the purchase amount or an interchange fee plus a fixed dollar amount;

•	Processing fees charged to merchant acquirers (including our alliance partners) who have outsourced their transaction processing to us;

•	Sales and leases of POS devices;

•	Fees for providing reporting and other services; and

•	Software fees such as security applications and Clover related fees.

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

A large portion of GBS' revenue is derived from transaction and processing related services. This business is dependent on macroeconomic consumer trends and global economic conditions that affect the volume of consumer spending and the use of electronic payments and changes in these factors have in the past, impacted, and may in the future impact, our ability to grow this portion of the business. We implemented initiatives, such as the introduction of several new products and expansion of our sales force, expanding through ISV partnerships, and expansion into new international markets, in an effort to grow this business versus prior periods. We also completed acquisitions which have strengthened our presence in ISV and enterprise resource planning (ERP) integrated payment solutions.

Global Financial Solutions

Global Financial Solutions (GFS) revenues are primarily derived from outsourced processing services, print, plastics, and VisionPLUS software services provided to financial institutions. GFS' revenues are typically generated on the basis of number of total and active accounts on file, volume of customer communications, volume of plastics issued or license fees.

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

Accounting Guidance

On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606 and ASC 340-40 (collectively, the New Revenue Standard) which affected how we recognize revenue. The New Revenue Standard was adopted using the modified retrospective application beginning January 1, 2018. See note 1 "Summary of Significant Accounting Policies" and note 3 "Revenue Recognition" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information related to the adoption of the New Revenue Standard.

Currency Impact

Although the majority of our revenue is earned in U.S. dollars, a portion of our revenues and expenses are in foreign currencies. As a result, changes in foreign currencies against the U.S. dollar can impact our results of operations. Additionally, we have intercompany debts in foreign currencies which impact our results of operations. In recent periods, the U.S. dollar has fluctuated versus most foreign currencies, which has impacted our operating results generated in foreign currencies as presented in U.S. dollars in our consolidated financial statements. We believe the presentation of constant currency provides relevant information and we use this non-GAAP financial measure to, among other things, evaluate our ongoing operations by excluding the impact to foreign currency fluctuations. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our related financial results prepared in accordance with Generally Accepted Accounting Principles (GAAP). For additional information on our constant currency calculation, see “Segment Results” within this Form 10-K.

Acquisitions and Divestitures

Acquisitions and divestitures over the past two years have impacted the comparability of our financial results. The largest acquisitions in 2017, CardConnect and BluePay, were integrated into our Global Business Solutions segment and the results for the current period are reflected within segment results. The disposition of the remittance processing business in the U.S. is reflected in Global Financial Solutions segment results through the disposition date of August 15, 2018. The disposition of the card processing business in Central and Southeastern Europe is reflected in our Global Financial Solutions segment results through the disposition date of September 28, 2018. See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

Restructuring and Cost Management Initiatives

We continually evaluate our cost base and over the past three years have executed a number of restructuring initiatives which have allowed us to streamline management, eliminate excess facilities, and work with our suppliers to lower costs. In connection with these initiatives, we have incurred restructuring charges of $85 million, $83 million, and $49 million for the years ended December 31, 2018, 2017, and 2016, respectively. These Restructuring and Cost Management Initiatives have contributed to our 220 basis points EBITDA margin expansion over the past three years. We have ongoing expense management initiatives, which are expected to result in approximately $20 million in additional restructuring costs over the next twelve months. In connection with our focus on maintaining positive operating leverage, we will likely incur additional restructuring costs in the future. See note 11 "Other Operating Expenses, Net" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information about our restructuring and cost savings initiatives.

Interest Expense and Debt Extinguishment Costs

As a result of our capital market activities we have lowered the weighted-average interest rate of our outstanding debt from 4.8% as of December 31, 2017 to 4.5% as of December 31, 2018. Using excess cash generated by the business, divestiture proceeds, and existing cash on the consolidated balance sheet we decreased our outstanding borrowings balance from $19.2 billion as of December 31, 2017 to $17.6 billion as of December 31, 2018. For the year ended December 31, 2017, we incurred $10.0 million in fees to modify existing long-term debt which is recorded within "Interest expense, net" in the consolidated statements of income.

We incurred $153 million, $80 million, and $70 million of losses on debt extinguishment during the years ended December 31, 2018, 2017, and 2016, respectively.

Overview

The table below reconciles Net income attributable to First Data Corporation for the year ended December 31, 2018 to December 31, 2017 and the year ended December 31, 2017 to December 31, 2016:

(in millions)	Year ended December 31, 2018	Year ended December 31, 2017
Net income attributable to First Data Corporation, previous period	$1,465	$420
Better (worse):
Revenues excluding reimbursable items(a)	447	290
Cost of revenues(a)	51	64
Selling, general, and administrative(a)	(303)	(143)
Depreciation and amortization(a)	(29)	(23)
Other operating expenses, net	24	(92)
Loss on debt extinguishment	(73)	(10)
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	6	41
New revenue standard	(3)	—
Interest expense, net	14	147
Income tax	(778)	810
Equity earnings in affiliates	(1)	(38)
Other income	185	(1)
Net income attributable to First Data Corporation, period ended	$1,005	$1,465
(a) The year ended December 31, 2018 is exclusive of New Revenue Standard.

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

•
Segment EBITDA includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses, net, other income (expense), and stock-based compensation.

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

•
Certain measures exclude the estimated impact of foreign currency changes. To present this information, monthly results during the periods presented for entities with functional currencies other than U.S. dollars are translated into U.S. dollars at the average exchange rates in effect during the corresponding month of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Once translated, each month during the periods presented is added together to calculate the constant currency results for the periods presented.

Operating revenues overview

	Year ended December 31,			Percent Change		Organic Constant Currency Percent Change(a)
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Consolidated revenues	$9,498	$12,052	$11,584	(21)%	4%
Adjustments:
Non wholly-owned entities	(22)	(64)	(80)	(66)%	(20)%
Reimbursable items	(819)	(3,923)	(3,745)	(79)%	5%
Total segment revenues	$8,657	$8,065	$7,759	7%	4%	6%	3%

	Year ended December 31,			Percent Change		Organic Constant Currency Percent Change(a)
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Segment revenues:
Global Business Solutions	$5,572	$4,899	$4,681	14%	5%	7%	3%
Global Financial Solutions	1,596	1,623	1,593	(2)%	2%	4%	3%
Network & Security Solutions	1,489	1,543	1,485	(3)%	4%	2%	4%
Total segment revenues	$8,657	$8,065	$7,759	7%	4%	6%	3%

(a)
Organic constant currency growth is defined as reported growth adjusted for the following: (1) excludes the impacts of year-over-year currency rate changes in the current period; (2) excludes the results of significant divestitures in the prior year period; (3) includes the results of significant acquisitions in the prior year period; (4) for the year ended December 31, 2018, the prior year period is adjusted to retrospectively apply the New Revenue Standard; and (5) for the year ended December 31, 2017, the prior year period includes the impact of the Clover accounting change.

Global Business Solutions segment results
The following table displays total segment revenue by region:

	Year ended December 31, 2017									Organic Constant Currency Percent Change(d)
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Acquisitions/Dispositions(b)	Core Growth (Decline)	Currency Impact(c)	Accounting Change	Year ended December 31, 2018	Reported Percent Change
(in millions)
Revenues:
North America	$3,814	$131	$3,945	$203	$181	$—	$—	$4,329	14%	4%
EMEA	639	5	644	(1)	37	26	—	706	10%	6%
LATAM	273	27	300	—	134	(98)	—	336	23%	45%
APAC	173	2	175	—	27	(1)	—	201	16%	16%
Total segment revenue	$4,899	$165	$5,064	$202	$379	$(73)	$—	$5,572	14%	7%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Summary of Significant Accounting Policies" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(b)
Business acquisitions of CardConnect in July 2017 and BluePay in December 2017. See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(c)	Currency impact is the difference between the current year's actual results and those results converted with the prior year's foreign exchange rate.

(d)
Organic constant currency growth is defined as reported growth adjusted for the following: (1) excludes the impacts of year-over-year currency rate changes in the current period; (2) excludes the results of significant divestitures in the prior year period; (3) includes the results of significant acquisitions in the prior year period; and (4) is adjusted to retrospectively apply the New Revenue Standard to the prior year period.

	Year ended December 31, 2016									Organic Constant Currency Percent Change(d)
	As Reported	New Revenue Standard Adjustments	As Adjusted	Acquisitions/ Dispositions(a)	Core Growth (Decline)	Currency Impact(b)	Accounting Change(c)	Year ended December 31, 2017	Reported Percent Change
(in millions)
Revenues:
North America	$3,690	$—	$3,690	$84	$(23)	$1	$62	$3,814	3%	(1)%
EMEA	611	—	611	—	28	—	—	639	5%	5%
LATAM	178	—	178	—	101	(6)	—	273	53%	57%
APAC	202	—	202	(48)	16	3	—	173	(14)%	10%
Total segment revenue	$4,681	$—	$4,681	$36	$122	$(2)	$62	$4,899	5%	3%

(a)
North America revenue was impacted by acquisitions of CardConnect in July 2017 and BluePay in December 2017. The Acquisitions/Dispositions column includes July 2016 to December 2016 and December 2016 revenues for CardConnect and BluePay, respectively, and current period growth for CardConnect and BluePay is included in Core Growth (Decline). APAC balance represents revenue associated with the disposition of the Australian ATM business in September 2016. See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(b)	Currency impact is the difference between the current year's actual results and those results converted with the prior year's foreign exchange rate.

(c)
Effective January 2017, we changed our accounting for Clover hardware sales to recognize revenue upon shipment as opposed to deferring such revenue and recognizing over an established period, typically three years. Previously deferred revenue on hardware shipped in prior years continued to be amortized over the established period until the adoption of the New Revenue Standard. See Deferred Revenue in note 1 "Summary of Significant Accounting Policies" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(d)
Organic constant currency growth is defined as reported growth adjusted for the following: (1) excludes the impacts of year-over-year currency rate changes in the current period; (2) excludes the results of significant divestitures in the prior year period; (3) includes the results of significant acquisitions in the prior year period; and (4) includes the impact of the Clover accounting change in the prior year period.

Global Financial Solutions segment results
The following table displays total segment revenue by region:

	Year ended December 31, 2017								Organic Constant Currency Percent Change(d)
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Dispositions(b)	Core Growth (Decline)	Currency Impact(c)	Year ended December 31, 2018	Reported Percent Change
(in millions)
Revenues:
North America	$949	$(2)	$947	$(31)	$4	$—	$920	(3)%	1%
EMEA	444	(2)	442	(46)	18	16	430	(3)%	5%
LATAM	132	6	138	—	16	(21)	133	1%	12%
APAC	98	(9)	89	—	26	(2)	113	15%	30%
Total segment revenue	$1,623	$(7)	$1,616	$(77)	$64	$(7)	$1,596	(2)%	4%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Summary of Significant Accounting Policies" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(b)
Business disposition of Lithuania, Latvia and Estonia (the Baltics) in September 2017, remittance processing business in August 2018, and card processing business in Central and Southeastern Europe in September 2018. See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(c)	Currency impact is the difference between the current year's actual results and those results converted with the prior year's foreign exchange rate.

(d)
Organic constant currency growth is defined as reported growth adjusted for the following: (1) excludes the impacts of year-over-year currency rate changes in the current period; (2) excludes the results of significant divestitures in the prior year period; (3) includes the results of significant acquisitions in the prior year period; and (4) is adjusted to retrospectively apply the New Revenue Standard to the prior year period.

	Year ended December 31, 2016								Organic Constant Currency Percent Change(c)
	As Reported	New Revenue Standard Adjustments	As Adjusted	Dispositions(a)	Core Growth (Decline)	Currency Impact(b)	Year ended December 31, 2017	Reported Percent Change
(in millions)
Revenues:
North America	$956	$—	$956	$—	$(7)	$—	$949	(1)%	(1)%
EMEA	433	—	433	(6)	30	(13)	444	3%	7%
LATAM	122	—	122	—	13	(3)	132	9%	11%
APAC	82	—	82	—	13	3	98	19%	16%
Total segment revenue	$1,593	$—	$1,593	$(6)	$49	$(13)	$1,623	2%	3%

(a)
Business disposition of Lithuania, Latvia and Estonia (i.e. the Baltics) in September 2017. See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(b)	Currency impact is the difference between the current year's actual results and those results converted with the prior year's foreign exchange rate.

(c)
Organic constant currency growth is defined as reported growth adjusted for the following: (1) excludes the impacts of year-over-year currency rate changes in the current period; (2) excludes the results of significant divestitures in the prior year period; and (3) includes the results of significant acquisitions in the prior year period.

Network & Security Solutions segment results
Our Network & Security Solutions segment is comprised of more than 95% domestic businesses with no material foreign exchange impact on reported results. The following table displays total revenue by product:

	Year ended December 31, 2017							Organic Constant Currency Percent Change(c)
	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Dispositions(b)	Core Growth (Decline)	Year ended December 31, 2018	Reported Percent Change
(in millions)
Revenues:
EFT Network	$487	$1	$488	$—	$17	$505	4%	4%
Security and Fraud	449	6	455	—	(1)	454	1%	—%
Stored Value Network	405	(62)	343	—	6	349	(14)%	2%
Other	202	—	202	(21)	—	181	(10)%	—%
Total segment revenue	$1,543	$(55)	$1,488	$(21)	$22	$1,489	(3)%	2%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Summary of Significant Accounting Policies" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(b)
Represents adjustment to exclude net revenue associated with business that was contributed to our digital banking joint venture with Live Oak on October 2, 2017 offset by our 50% of the joint venture's revenue. See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(c)
Organic constant currency growth is defined as reported growth adjusted for the following: (1) excludes the results of significant divestitures in the prior year period and (2) is adjusted to retrospectively apply the New Revenue Standard to the prior year period.

	Year ended December 31, 2016							Organic Constant Currency Percent Change(b)
	As Reported	New Revenue Standard Adjustments	As Adjusted	Dispositions(a)	Core Growth (Decline)	Year ended December 31, 2017	Reported Percent Change
(in millions)
Revenues:
EFT Network	$491	$—	$491	$—	$(4)	$487	(1)%	(1)%
Security and Fraud	434	—	434	—	15	449	3%	3%
Stored Value Network	358	—	358	—	47	405	13%	13%
Other	202	—	202	(7)	7	202	—%	4%
Total segment revenue	$1,485	$—	$1,485	$(7)	$65	$1,543	4%	4%

(a)
Other revenue adjusted to exclude net revenue associated with business that was contributed to our digital banking joint venture with Live Oak on October 2, 2017 offset by our 50% of the joint ventures revenue. See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(b)	Organic constant currency growth is defined as reported growth adjusted to exclude the results of significant divestitures in the prior year period.
Operating expenses overview

	Year ended December 31,			Percent Change		Constant Currency Percent Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Cost of revenues (exclusive of items shown below)	$3,005	$3,128	$3,192	(4)%	(2)%	(3)%	(4)%
Selling, general, and administrative	2,651	2,178	2,035	22%	7%	22%	7%
Cost of revenues and selling, general, and administrative expenses	5,656	5,306	5,227	7%	2%	7%	3%
Depreciation and amortization	1,009	972	949	4%	2%	6%	2%
Other operating expenses, net	119	143	51	(17)%	180%	(15)%	180%
Total expenses (excluding reimbursable items)	6,784	6,421	6,227	6%	3%	6%	3%
Reimbursable items	819	3,923	3,745	(79)%	5%	(79)%	5%
Total expenses	$7,603	$10,344	$9,972	(26)%	4%	(26)%	4%

Cost of revenues and Selling, general, and administrative expenses

(in millions)	Year ended December 31, 2017	New Revenue Standard Adjustments(a)	Acquisitions/Dispositions(b)	Core Growth (Decline)		Year ended December 31, 2018	Percent Change	Constant Currency Percent Change
Sales and distribution incentives	$921	$192	$73	$146	(c)	$1,332
Salaries, wages, bonus, and outside professional fees	2,473	(79)	12	7	(d)	2,413
Stock-based compensation	245	—	—	3		248
Cost of products sold	359	(44)	(3)	20		332
Software, telecommunication infrastructure, and repairs	387	—	(3)	(13)		371
Other	921	29	(25)	35		960
Cost of revenues and Selling, general, and administrative expenses	$5,306	$98	$54	$198		$5,656	7%	7%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Summary of Significant Accounting Policies" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(b)
Expenses were impacted by the acquisitions of CardConnect in July 2017 and BluePay in December 2017, and disposition of Lithuania, Latvia and Estonia (the Baltics) in September 2017, the formation of a digital banking joint venture with Live Oak Bank in October 2017, the dispositions of our remittance processing business in August 2018 and card processing business in Central and Southeastern Europe in September 2018. See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(c)	Increase related to growth in our merchant acquiring business.

(d)	Increase due to outside professional fees and annual compensation increases of approximately $175 million, offset by cost savings initiatives, lower incentive compensation, and lower fringe.

(in millions)	Year ended December 31, 2016	New Revenue Standard Adjustments	Acquisitions/Dispositions(a)	Core Growth (Decline)		Year ended December 31, 2017	Percent Change	Constant Currency Percent Change
Sales and distribution incentives	$755	$—	$72	$94	(b)	$921
Salaries, wages, bonus, and outside professional fees	2,579	—	17	(123)	(c)	2,473
Stock-based compensation	263	—	(1)	(17)	(d)	245
Cost of products sold	337	—	—	22	(e)	359
Software, telecommunication infrastructure, and repairs	396	—	(1)	(8)		387
Other	897	—	8	16		921
Cost of revenues and Selling, general, and administrative expenses	$5,227	$—	$95	$(16)		$5,306	2%	3%

(a)
Expenses were impacted by the acquisition of CardConnect in July 2017 and BluePay in December 2017, and disposition of Lithuania, Latvia and Estonia (the Baltics) in September 2017, the formation of a digital banking joint venture with Live Oak in October 2017, and the disposition of our Australian ATM business in September 2016. See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(b)	Increase related to growth in our merchant acquiring business.

(c)	Expense decreased in 2017 compared to 2016 due to a $31 million decline in salaries and wages related to previously announced cost management initiatives, and decrease in outside professional fees.

(d)
The decline in stock based compensation resulted from a $52 million decline in one-time expense related to our initial public offering in 2015, offset by an increase of $34 million in recurring stock-based compensation incurred over the vesting life of normal service-based stock awards.

(e)	Cost of products sold increased in 2017 compared to 2016 due to hardware expenses, impacted by a $47 million change in accounting relating to our Clover terminals effective as of January 1, 2017.

Depreciation and amortization

	Year ended December 31,			Percent Change		Constant Currency Percent Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Depreciation expense	$320	$321	$300	—%	7%
Amortization expense	689	651	649	6%	—%
Depreciation and amortization(a)	$1,009	$972	$949	4%	2%	6%	2%

(a)
Amortization expense increased in 2017 and 2018 attributed to the CardConnect and BluePay acquisitions, offset partially by reduction in amortization expense on acquisition intangibles that have been fully amortized.

Other operating expenses, net

	Year ended December 31,			Percent Change		Constant Currency Percent Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Restructuring, net	$85	$83	$49
Deal and deal integration costs	3	27	—
Asset impairment	—	13	—
Merchant matters	20	10	—
Other	11	10	2
Other operating expenses, net(a)	$119	$143	$51	(17)%	180%	(15)%	180%

(a)	See note 11 "Other Operating Expenses, Net" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for details regarding other operating expenses.
Interest expense, net

	Year ended December 31,			Percent Change		Constant Currency Percent Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Interest expense, net(a)	$(917)	$(931)	$(1,078)	(2)%	(14)%	(2)%	(12)%

(a)	See note 2 "Borrowings" in our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Loss on debt extinguishment

	Year ended December 31,			Percent Change		Constant Currency Percent Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Loss on debt extinguishment(a)	$(153)	$(80)	$(70)	91%	14%	91%	14%

(a)	See note 2 "Borrowings" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.
Other income

	Year ended December 31,				Percent Change		Constant Currency Percent Change
(in millions)	2018	2017	2016		2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Investment gains	$3	$1	$35	(c)
Divestitures, net gain (loss)(a)	197	18	(34)
Non-operating foreign currency gains (losses)(b)	6	(1)	19
Other miscellaneous expense	(5)	(2)	(3)
Other income	$201	$16	$17		NM	(6)%	NM	(6)%

(a)	See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information on our significant divestitures.

(b)	Non-operating foreign currency (loss) gain represents net gains and losses related to currency translations on our intercompany loans in all years.

(c)
Investment gains in 2016 represent the sale of our share in Visa Europe (VE). Additionally in 2016, we sold our 49% minority interest in an international joint venture which resulted in a pretax gain of $7 million.

Income taxes

	Year ended December 31,
(in millions)	2018	2017	2016
Income tax expense (benefit)	$49	$(729)	$81
Effective income tax rate	4%	(78)%	11%

Year over year, our global effective tax rate differs from the statutory tax rates of the jurisdictions in which we operate as a result of a variety of factors, including the impact of U.S. state and local taxes, establishment or release of valuation allowances against certain deferred tax assets, tax effects of nonrecurring events and transactions, tax effects of tax law changes, and the tax impacts of equity compensation.

In 2018, the tax rate was positively impacted by the release of valuation allowances connected to certain U.S. state and local deferred tax assets as well as the release of income tax reserves associated with tax audits that were concluded during the year, principally the closure of the 2005 through 2007 tax years. Further, the tax rate was positively impacted by nonrecurring impacts of the disposal of certain foreign subsidiaries.

In 2017, the tax rate was positively impacted by a significant release of valuation allowances in the U.S., partially offset by a negative impact of the reduction to our net deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act. Following the establishment of significant valuation allowances against deferred tax assets in 2012, we regularly experienced substantial volatility in our effective tax rate in interim periods and across years through 2017. This was a result of deferred income tax benefits not being recognized in several jurisdictions, most notably in the United States. During 2017, significant amounts of federal and state valuation allowances were released, creating a large effective tax rate benefit. Additional state valuation allowances were released in 2018. This release of the valuation allowance should reduce volatility of the effective tax rate in future periods.

Pre-tax income generated and the effective income tax rate in domestic and foreign jurisdictions for the years ended December 31, 2018, 2017, and 2016 are as follows:

	Year ended December 31,
	2018			2017			2016
(in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total	Domestic	Foreign	Total
Pre-tax income	$535	$712	$1,247	$484	$451	$935	$492	$249	$741
Income tax (benefit) expense	(48)	97	49	(827)	98	(729)	40	41	81
Effective income tax rate	(9)%	14%	4%	(171)%	22%	(78)%	8%	16%	11%
The significant jurisdictions comprising our foreign income tax expense are Argentina, Brazil, Ireland, and the UK.
From 2007 through 2015, we were in a net operating loss position in the U.S. federal and combined state jurisdictions. From 2016 through 2018, we generated profits in the U.S., causing significant portions of these net operating losses to be utilized. As a result of improved profitability, expected future performance, and the length of time remaining before the net operating losses will expire, we determined that it was more likely than not that all of our federal and certain of our state net deferred tax assets in the U.S. would be realized. Accordingly, in 2017, we released our federal and certain state valuation allowances. In 2018, we released additional state valuation allowances as a result of continued profitability.
On December 22, 2017, the Tax Cuts and Jobs Act (tax reform bill) was signed into law in the U.S. The provisions of the tax reform bill with the most significant implications to us were the reduction of the federal tax rate from 35% to 21%, the creation of a 100% participation exemption for foreign dividends, the enactment of a one-time transition tax on existing foreign earnings, limitations on the deductibility of interest expense, and the establishment of global intangible low-taxed income (GILTI) rules. The first three provisions impacted the year-ended December 31, 2017. Because our deferred tax assets exceed our deferred tax liabilities in the U.S., the reduction of the tax rate provided by the tax reform bill resulted in a negative impact to the tax rate of $194 million in 2017. The one-time transition tax coupled with the 100% participation exemption had an immaterial impact on the tax rate. Because we have historically repatriated our foreign earnings, our cumulative foreign deficits exceed our cumulative foreign profits, causing our one-time taxable inclusion under the transition tax rules to be zero.

As permitted by Staff Accounting Bulletin No. 118, provisional amounts estimated based on information available as of December 31, 2017 were made for the adjustments to deferred tax assets and liabilities, the calculation of the transition tax, and certain valuation allowance assessments. These amounts were subject to change in 2018 as we obtained information necessary to complete the calculations. Such calculations were completed in 2018 and no material adjustments were made to the amounts originally recorded in 2017.
We, or one or more of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2018, we were no longer subject to income tax examination by the U.S. federal jurisdiction for years before 2008. State and local examinations are substantially complete through 2010. Foreign jurisdictions generally remain subject to examination by their respective authorities from 2007 forward, none of which are considered major jurisdictions. See note 9 "Income Tax" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.
Equity earnings in affiliates

	Year ended December 31,			Percent Change		Constant Currency Percent Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Equity earnings in affiliates(a)	$221	$222	$260	—%	(15)%	—%	(15)%

(a)
Equity earnings in affiliates is related to the earnings of our unconsolidated merchant alliance partnerships which decreased in 2017 compared to 2016 due to a decline in the results of our North American joint ventures driven by a significant decline in lead flow.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Year ended December 31,			Percent Change		Constant Currency Percent Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Net income attributable to noncontrolling interests and redeemable noncontrolling interest(a)	$193	$199	$240	(3)%	(17)%	(4)%	(17)%

(a)
Net income attributable to noncontrolling interests and redeemable noncontrolling interest relates to the ownership interest of our alliance partners in our consolidated results. Net income attributable to noncontrolling interests and redeemable noncontrolling interest decreased in 2017 compared to 2016 due to a decline in the results of our North American joint ventures mainly due to significant decline in lead flow. See note 6 "Stockholders' Equity and Redeemable Noncontrolling Interest" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

Segment EBITDA Overview

The following table displays total segment EBITDA by segment and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth for the periods presented:

	Year ended December 31, 2017								Organic Constant Currency Percent Change(d)
(in millions)	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Acquisitions\Dispositions(b)	Core Growth (Decline)	Currency Impact(c)	Year ended December 31, 2018	Reported Percent Change
Segment EBITDA:
Global Business Solutions	$1,824	$(14)	$1,810	$59	$174	$(48)	$1,995	9%	9%
Global Financial Solutions	680	(1)	679	(23)	19	(13)	662	(3)%	3%
Network & Security Solutions	729	—	729	—	49	—	778	7%	7%
Corporate	(167)	—	(167)	—	(4)	—	(171)	(2)%	(2)%
Total Segment EBITDA (non-GAAP)	$3,066	$(15)	$3,051	$36	$238	$(61)	$3,264	6%	8%

	Year ended December 31, 2016								Organic Constant Currency Percent Change(d)
(in millions)	As Reported	New Revenue Standard Adjustments(a)	As Adjusted	Acquisitions\Dispositions(b)	Core Growth (Decline)	Currency Impact(c)	Year ended December 31, 2017	Reported Percent Change
Segment EBITDA:
Global Business Solutions	$1,725	$—	$1,725	$20	$85	$(6)	$1,824	6%	5%
Global Financial Solutions	646	—	646	(2)	43	(7)	680	5%	6%
Network & Security Solutions	666	—	666	—	63	—	729	9%	9%
Corporate	(145)	—	(145)	—	(22)	—	(167)	(15)%	(15)%
Total Segment EBITDA (non-GAAP)	$2,892	$—	$2,892	$18	$169	$(13)	$3,066	6%	6%

(a)
Effective January 1, 2018, we adopted the New Revenue Standard using a modified retrospective basis. See Revenue Recognition in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to our consolidated financial statements in Part I of this Form 10-K for additional information.

(b)	EBITDA was impacted by acquisitions and dispositions. See acquisitions and dispositions previously discussed.

(c)	Currency impact is the difference between the current year's actual results and the same year's results converted with the prior year's foreign exchange rate.

(d)
Organic constant currency growth is defined as reported growth adjusted for the following: (1) excludes the impacts of year-over-year currency rate changes in the current period; (2) excludes the results of significant divestitures in the prior year period; (3) includes the results of significant acquisitions in the prior year period; and (4) is adjusted to retrospectively apply new reporting standards to the prior year period.

The following table displays Segment EBITDA margin by segment for the periods presented:

	Year ended December 31,			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Segment EBITDA Margin:
Global Business Solutions	35.8%	37.2%	36.9%	(140	) bps	30
Global Financial Solutions	41.5%	41.9%	40.6%	(40	) bps	130
Network & Security Solutions	52.2%	47.2%	44.8%	500	bps	240
Total Segment EBITDA Margin	37.7%	38.0%	37.3%	(30	) bps	70

Global Business Solutions

Global Business Solutions Segment EBITDA increased 9% in 2018 compared to 2017 due to the impact of the revenue items noted previously within "Global Business Solutions segment results" and the acquisition of CardConnect and BluePay. Currency translation negatively impacted segment EBITDA by $48 million compared to the prior year.

Global Business Solutions Segment EBITDA increased 6% in 2017 compared to 2016 due to the impact of the revenue items noted previously within "Global Business Solutions segment results", the acquisition of CardConnect and BluePay, along with expense declines driven by expense management initiatives.

Global Financial Solutions

Global Financial Solutions Segment EBITDA decreased (3)% in 2018 compared to 2017 due to the impact of the revenue items noted within "Global Financial Solutions segment results", as well as additional costs related to a new student loan processing agreement entered into in the second half of 2018, and technology investments in the international regions. Currency translation negatively impacted segment EBITDA by $13 million compared to the prior period.

Global Financial Solutions Segment EBITDA increased 5% in 2017 compared to 2016 due to the impact of the revenue items noted within "Global Financial Solutions segment results" and lower expenses driven by $25 million of operational efficiencies and lower plastics volumes in North America partially offset by increased investment in the international regions. Currency translation negatively impacted segment EBITDA by approximately $7 million compared to the prior period.

Network & Security Solutions

Network & Security Solutions Segment EBITDA increased 7% in 2018 compared to 2017 due to the revenue items noted within "Network & Security Solutions segment results". In addition to the changes in revenue, expenses declined due to expense management initiatives in 2018.

Network & Security Solutions Segment EBITDA increased 9% in 2017 compared to 2016 due to the revenue items noted within "Network & Security Solutions segment results". In addition to revenue growth, expenses declined due to expense management initiatives in 2017.

Corporate

Corporate Segment EBITDA loss increased modestly in 2018 compared to 2017 due to higher outside professional fees offset by lower incentive compensation and fringe.

Corporate Segment EBITDA loss increased modestly in 2017 compared to 2016 due to higher legal and incentive compensation related expenses.
Adjusted Net Income

Adjusted net income is a non-GAAP financial measure used by management that provides additional insight on performance. Adjusted net income excludes amortization of acquisition-related intangibles, stock-based compensation, restructuring costs, certain discrete tax items, and other items affecting comparability and, therefore, provides a more complete understanding of continuing operating performance. Management believes that the presentation of adjusted net income provides users of our financial statements greater transparency into ongoing results of operations allowing them to better compare our results from period to period. This non-GAAP measure is not in accordance with, or an alternative to, measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies. In addition, adjusted net income is not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. These measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.

The following table reconciles the reported Net income attributable to First Data Corporation presented in accordance with GAAP to the non-GAAP financial measure of adjusted net income for the years ended December 31, 2018, 2017, and 2016:

	Year ended December 31,			Percent Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net income attributable to First Data Corporation	$1,005	$1,465	$420	(31)%	NM
Adjustments:
Stock-based compensation	248	245	263	1%	(7)%
Loss on debt extinguishment	153	80	70	91%	14%
Amortization of acquisition intangibles and deferred financing costs(a)	413	403	422	2%	(5)%
Other operating expenses, net and Other income	(82)	127	34	NM	NM
Other(b)	(8)	—	46	NM	NM
Discrete tax items(c)	(160)	(891)	(24)	(82)%	NM
Income tax on above items(d)	(215)	(4)	(11)	NM	NM
Adjusted net income attributable to First Data Corporation	$1,354	$1,425	$1,220	(5)%	17%

(a)
Represents amortization of intangibles established in connection with the 2007 merger, and acquisitions we have made since 2007, excluding the percentage of our consolidated amortization of acquisition intangibles related to non-wholly owned consolidated alliances equal to the portion of such alliances owned by our alliance partners. Also, includes amortization related to deferred financing costs of $17 million, $10 million, and $29 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(b)
The 2018 balance represents adjustments for non wholly-owned entities. The 2016 balance represents fees paid on debt modifications, employer taxes on vested equity awards related to the IPO, and loss attributed to pension distributions.

(c)
We exclude from "Adjusted net income attributable to First Data Corporation" certain discrete tax items, such as tax law changes, tax impact of mergers and acquisitions, valuation allowance releases, and tax reserves related to issues that arose before KKR acquired us.

(d)
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

Adjusted net income for the year ended December 31, 2018 decreased due to normalized tax rate applied in 2018 driven by the release of the tax valuation allowance in 2017, offset by better operating performance in 2018.

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

Total borrowings and net debt

For the year ended December 31, 2018, we used excess cash generated by the business, divestiture proceeds, and existing cash on the consolidated balance sheet to pay down outstanding borrowings. The table below shows the net debt balances as of December 31, 2018 and 2017. Net debt is a non-GAAP measure defined as total long-term borrowings plus short-term and current portion of long-term borrowings at par value excluding lines of credit used for settlement purposes less cash and cash equivalents. We believe that net debt provides additional insight on the level and management of leverage. Net debt is not, and should not be viewed as, a substitute for total outstanding borrowings under GAAP.

	As of December 31,
(in millions)	2018	2017
Total long-term borrowings	$16,429	$17,927
Total short-term and current portion of long-term borrowings	1,170	1,271
Total borrowings	17,599	19,198
Unamortized discount and unamortized deferred financing costs	94	126
Total borrowings at par	17,693	19,324
Less: settlement lines of credit and other arrangements	224	205
Gross debt excluding settlement lines of credit and other arrangements	17,469	19,119
Less: cash and cash equivalents	555	498
Net debt	$16,914	$18,621

Our current level of debt may limit our ability to get additional funding at our current funding rate beyond our senior secured revolving credit facility and receivable securitization facility, if needed. See note 2 "Borrowings" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for details regarding our debt structure.

On October 26, 2018, we refinanced our senior secured revolving credit facility and senior secured term loan facility with a $6 billion senior secured credit facility. See note 2 "Borrowings" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional details.

Credit ratings

As of February 26, 2019, our long-term corporate family rating from Moody’s was Ba3 (outlook positive). We were upgraded by Moody's during the second quarter of 2018 which resulted in a 25 basis point reduction in interest rates on our term loans maturing in 2022 and 2024. During the third quarter of 2018 our long-term local issuer credit rating from Standard and Poor’s was upgraded to BB- (outlook stable) and the long-term issuer default rating from Fitch was upgraded to BB- (outlook positive). A decrease in our credit ratings could affect our ability to access future financing at current funding rates, which could result in increased interest expense in the future.

As a result of the planned merger with Fiserv Inc. (Fiserv) as disclosed in note 20 "Subsequent Events" in our consolidated financial statements in Part II, Item 8 of this Form 10-K, all three credit agencies have put us on the watch list for upgrade.

Cash and cash equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of December 31, 2018 and 2017, we held $555 million and $498 million in cash and cash equivalents, respectively.

The table below details the cash and cash equivalents as of December 31, 2018 and 2017:

	As of December 31, 2018				As of December 31, 2017
(in millions)	Available	Unavailable		Total	Available	Unavailable		Total
Domestic	$28	$156	(a)	$184	$50	$101	(a)	$151
International	200	171	(b)	371	174	173	(b)	347
Total	$228	$327		$555	$224	$274		$498

(a)
Represents cash held by two of our domestic entities that are not available to fund operations outside of these entities unless the Board of Directors of these respective entities declare a dividend. Also, one of these entities is subject to regulatory capital requirements that must be satisfied before a dividend may be declared.

(b)
Consolidated foreign joint ventures held $169 million and $163 million in cash and cash equivalents as of December 31, 2018 and 2017, respectively. Distributions of these funds are subject to the joint ventures' Board of Directors authorization. In addition, $2 million and $10 million of the remaining unavailable cash and cash equivalents in our international subsidiaries is held in countries that have currency controls as of December 31, 2018 and 2017, respectively.

Cash flows

The table below summarizes cash flows for the years ended December 31, 2018, 2017, and 2016:

	Year ended December 31,
Source/(use) (in millions)	2018	2017	2016
Net cash provided by operating activities	$2,307	$2,047	$2,111
Net cash used in investing activities	(99)	(1,952)	(361)
Net cash (used in) provided by financing activities	(2,124)	9	(1,734)

Cash flows from operating activities

The table below reconciles the change in operating cash flows for the years ended December 31, 2017 to December 31, 2018 and December 31, 2016 to December 31, 2017:

	Year ended December 31,
Source/(use) (in millions)	2018	2017
Net cash provided by operating activities, previous period	$2,047	$2,111
Increases (decreases) in:
Net income, excluding other operating expenses and other income(a)	366	270
Depreciation and amortization	17	12
Working capital(b)	(123)	(346)
Net cash provided by operating activities, end of period	$2,307	$2,047

(a)	Excludes loss on debt extinguishment, stock-based compensation expense and other non-cash items.

(b)	Change driven by timing of receipts and payments.

Our operating cash flow is impacted by our level of debt. Approximately $0.9 billion, $0.9 billion, and $1.0 billion in cash interest, net of interest rate swap settlements, was paid during 2018, 2017, and 2016, respectively.

See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for a detailed discussion on how a 100 basis point increase in the applicable London Interbank Offered Rate (LIBOR) index on an annualized basis would impact our annual interest expense.

Cash flows from investing activities
The table below summarizes the changes in investing activities for the years ended December 31, 2018 and 2017:

	Year ended December 31,
Source/(use) (in millions)	2018	2017	Change
Acquisitions(a)	$(17)	$(1,607)	$1,590
Dispositions(b)	549	88	461
Capital expenditures(c)	(604)	(518)	(86)
Other(d)	(27)	85	(112)
Net cash used in investing activities	$(99)	$(1,952)	$1,853

(a)
Change is related to acquisition of Acculynk, CardConnect and BluePay during 2017. See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional detail about these acquisitions.

(b)
Change driven by proceeds from the disposition of our remittance processing business and our card processing business in Central and Southeastern Europe during 2018 offset by 2017 sale of the Baltics. See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional details about these dispositions.

(c)	Change in capital expenditures is related to an increase in cash outlays for software, technology and building improvements.

(d)	Other represents proceeds from maturity of net investment hedge, proceeds from sale of property and equipment, purchase of equity method investments, and other investing activities.
The table below summarizes the changes in investing activities for the years ended December 31, 2017 and 2016:

	Year ended December 31,
Source/(use) (in millions)	2017	2016	Change
Acquisitions(a)	$(1,607)	$(6)	$(1,601)
Dispositions(b)	88	38	50
Capital expenditures	(518)	(477)	(41)
Other(c)	85	84	1
Net cash used in investing activities	$(1,952)	$(361)	$(1,591)

(a)
Change is related to acquisition of Acculynk, CardConnect and BluePay during 2017. See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional detail about these acquisitions.

(b)
Change driven by proceeds from our 2017 Baltics disposition offset by 2016 sale of the Australian ATM business. See note 13 "Acquisitions and Dispositions" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional details about these dispositions.

(c)	Other represents proceeds from maturity of net investment hedge, proceeds from sale of property and equipment, purchase of equity method investments, and other investing activities.
Cash flows from financing activities
The table below summarizes the changes in financing activities for the years ended December 31, 2018 and 2017:

	Year ended December 31,
Source/(use) (in millions)	2018	2017	Change
Net debt transactions(a)	$(1,681)	$382	$(2,063)
Other(b)	(443)	(373)	(70)
Net cash (used in) provided by financing activities	$(2,124)	$9	$(2,133)

(a)	Details regarding our debt structure are provided in note 2 "Borrowings" in our consolidated financial statements in Part II, Item 8 of this Form 10-K.

(b)
Other represents payment of call premiums and debt issuance cost, payment of taxes related to net settlement of equity awards, distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest and other financing activities. Change is related to an increase in debt extinguishment payments.

The table below summarizes the changes in financing activities for the years ended December 31, 2017 and 2016:

	Year ended December 31,
Source/(use) (in millions)	2017	2016	Change
Net debt transactions(a)	$382	$(1,335)	$1,717
Other(b)	(373)	(399)	26
Net cash provided by (used in) financing activities	$9	$(1,734)	$1,743

(a)	Details regarding our debt structure are provided in note 2 "Borrowings" in our consolidated financial statements in Part II, Item 8 of this Form 10-K.

(b)
Other represents payment of call premiums and debt issuance cost, payment of taxes related to net settlement of equity awards, distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest and other financing activities.

Free Cash Flow

Free cash flow is a non-GAAP measure defined as cash flow provided by operating activities less capital expenditures and distributions to minority interests and other. We consider free cash flow to be a liquidity measure that provides useful information to management and users of our financial statements about the amount of cash generated by the business which can then be used to, among other things, reduce outstanding debt and/or complete strategic acquisitions. Free cash flow is not, and should not be viewed as, a substitute for GAAP reported financial information.

The table below reconciles cash flow from operations to free cash flow for the years ended December 31, 2018 and 2017:

	Year ended December 31,
Source/(use) (in millions)	2018	2017	Change
Net cash provided by operating activities(a)	$2,307	$2,047	$260
Capital expenditures(b)	(604)	(518)	(86)
Distributions and dividends paid to noncontrolling interests, redeemable noncontrolling interest, and other	(255)	(260)	5
Net investment hedge	26	90	(64)
Free cash flow	$1,474	$1,359	$115

(a)	Net cash provided by operating activities increased due to the items noted previously in the "Cash flows from operating activities".

(b)	Change in capital expenditures is related to an increase in cash outlays for software, technology and building improvements.

The table below reconciles cash flow from operations to free cash flow for the years ended December 31, 2017 and 2016:

	Year ended December 31,
Source/(use) (in millions)	2017	2016	Change
Net cash provided by operating activities(a)	$2,047	$2,111	$(64)
Capital expenditures	(518)	(477)	(41)
Distributions and dividends paid to noncontrolling interests, redeemable noncontrolling interest, and other(b)	(260)	(418)	158
Net investment hedge(c)	90	—	90
Free cash flow	$1,359	$1,216	$143

(a)	Net cash provided by operating activities decreased due to the items noted previously in the "Cash flows from operating activities".

(b)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest and other decreased due to lower noncontrolling interest earnings and the timing of distributions totaling $53 million. The December 31, 2016 balance includes a $102 million reclassification related to settlement activities to conform certain domestic and international businesses to our global policies, which increased "Cash and cash equivalents" and decreased "Accounts receivable, net" in our consolidated balance sheet. Free cash flow excludes the impact of reclassification.

(c)	Change in net investment hedge is due to $90 million received from the maturity of three net investment hedges in 2017.

Letters, lines of credit, and other

	Total Available(a)		Total Outstanding
	As of December 31,		As of December 31,
(in millions)	2018	2017	2018	2017
Letters of credit(b)	$283	$283	$35	$29
Lines of credit and other	516	546	224	205

(a)	Total available without giving effect to amounts outstanding.

(b)	See note 2 "Borrowings" in our consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

All obligations under the senior secured notes have similarly guaranteed in accordance with their terms by each of our domestic subsidiaries that guarantee obligations under our senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured obligations noted above.

Although all of the described instruments of indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, including the ability to incur indebtedness in connection with our settlement operations. We believe that the indebtedness that can be incurred under these exceptions as well as additional credit under the existing senior secured revolving credit facility are sufficient to satisfy our needs for the foreseeable future.
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

The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes. As of December 31, 2018, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $14.2 billion, Covenant EBITDA of $3.6 billion and a Ratio of 3.91 to 1.00.

Covenant EBITDA is calculated by adjusting EBITDA to exclude unusual items as permitted in calculating covenant compliance under the credit facilities. Covenant EBITDA is further adjusted to include net income attributable to noncontrolling interests and redeemable noncontrolling interest of certain non wholly-owned subsidiaries and to exclude other miscellaneous adjustments that are used in calculating covenant compliance under the agreements governing our senior secured credit facilities. Because not all companies use identical calculations, this presentation of Covenant EBITDA may not be comparable to similarly titled measures of other companies.

The calculation of Covenant EBITDA under our senior secured facilities was as follows:

(in millions)	Year ended December 31, 2018
Net income attributable to First Data Corporation	$1,005
Interest expense, net	917
Income tax expense	49
Depreciation and amortization	1,090
EBITDA	3,061

Loss on debt extinguishment	153
Stock-based compensation	248
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	193
Projected near-term cost savings and revenue enhancements(a)	70
Restructuring, net	85
Non-operating foreign currency (gains) and losses	(6)
Equity entities taxes, depreciation and amortization(b)	17
Divestitures, net	(197)
Other(c)	6
Covenant EBITDA	$3,630

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

Off-Balance Sheet Arrangements

During 2018, 2017, and 2016, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Obligations” discussion below and those reflected in note 15 "Commitments and Contingencies" in our consolidated financial statements in Part II, Item 8 of this Form 10-K.
Contractual Obligations

Our contractual obligations as of December 31, 2018 were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Borrowings(a)	$20,107	$920	$2,000	$9,170	$8,017
Capital lease obligations(b)	248	81	118	45	4
Operating leases	326	59	99	77	91
Purchase obligations(c):
Technology and telecommunications(d)	963	415	428	120	—
All other(e)	52	17	20	12	3
Total(f)(g)	$21,696	$1,492	$2,665	$9,424	$8,115

(a)
Includes future principal and cash interest payments on long-term borrowings through scheduled maturity dates. Includes $11.9 billion of variable rate debt, $2.8 billion in variable to fixed interest rate collars and $7.25 billion in interest rate step-up swaps, which mitigate exposure to interest rate fluctuations. Borrowings are discussed in note 2 "Borrowings" in our consolidated financial statements in Part II, Item 8 of this Form 10-K. Interest rate swaps and interest rate collars are discussed note 14 "Derivative Financial Instruments" in our consolidated financial statements in Part II, Item 8 of this Form 10-K. Interest payments for the variable rate debt and the associated interest rate swaps were calculated using interest rates as of December 31, 2018.

(b)	Represents future payments on existing capital leases, including interest expense, through scheduled expiration dates.

(c)
Many of our contracts contain clauses that allow us to terminate the contract with notice, and with or without a termination penalty. Termination penalties are generally an amount less than the original obligation. Certain contracts also have an automatic renewal clause if we do not provide written notification of our intent to terminate the contract. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amount. Historically, we have not had any significant defaults of our contractual obligations or incurred significant penalties for termination of our contractual obligations.

(d)
Technology and telecommunications represents obligations related to hardware purchases, including purchases of ATMs and terminals, as well as software licenses, hardware and software maintenance and support, technical consulting services, and telecommunications services.

(e)	All other includes obligations related to materials, data, non-technical contract services, facility security, maintenance, and marketing promotions.

(f)
We evaluate the need to make contributions to our pension plans after considering the funded status of the pension plans, movements in the discount rates, performance of the plan assets and related tax consequences. Expected contributions to our pension plan have not been included in the table as such amounts are dependent upon the considerations discussed above, and may result in a wide range of amounts. See note 16 "Employee Benefit Plans" in our consolidated financial statements in Part II, Item 8 of this Form 10-K.

(g)
As of December 31, 2018, we had approximately $102 million of tax contingencies comprised of approximately $55 million reported in long-term income taxes payable in the “Other long-term liabilities” line of our consolidated balance sheet and approximately $47 million recorded as a decrease to our deferred tax assets. These amounts have been excluded from the table because the settlement period cannot be reasonably estimated. The timing of these payments will ultimately depend on the progress of tax examinations with the various tax authorities.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which often require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our critical estimates giving consideration to a combination of factors, including historical experience, current conditions, and various other assumptions considered to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies we consider most critical to understanding our financial results and condition and that require complex and subjective management judgments are discussed below.

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

An impairment charge of a reporting unit’s goodwill could have a material adverse effect on our financial results. An impairment charge may be caused by changes in the underlying business and economic conditions, the most relevant of which would be a deterioration in global economic conditions. Deterioration in global economic conditions could cause us to experience a decrease in our segment EBITDA. Furthermore, volatility in the debt markets which impact our debt yields, could affect these estimates used in the analysis discussed, which in turn could affect the fair value of the reporting unit. Thus, it is possible for reporting units that record impairments to record additional impairments in the future. All key assumptions and valuations are determined by and are the responsibility of management. The factors used in the impairment analysis are inherently subject to uncertainty. We believe that we have made reasonable estimates and assumptions to determine the fair value of our reporting units, if actual results are not consistent with these estimates and assumptions, goodwill and other intangible assets may be overstated which could trigger an impairment charge.

As of December 31, 2018, the carrying value of goodwill was $17.5 billion of which $15.1 billion related to our GBS reporting unit. As of October 1, 2018, the most recent impairment analysis date, our GBS reporting unit's fair value exceeded its carrying value by 50% and all other reporting units passed their respective qualitative assessments. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as the following:

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

An additional analysis was performed for our GBS reporting unit, which sensitized the base discount rate by an additional 50 basis points. GBS passed by a margin of 39%. See note 1 "Summary of Significant Accounting Policies" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information regarding goodwill.

Reserve for merchant credit losses: Our merchant clients (or those of our unconsolidated alliances) have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amounts from the merchants due to merchant fraud, insolvency, bankruptcy or another reason, we may be liable for any such reversed charges. Our risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future and which have yet to be delivered.

Our obligation to stand ready to perform is minimal in relation to the total dollar volume processed. We require cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize this obligation. Cash and cash equivalent collateral is included within "Settlement assets" on the consolidated balance sheet. The amounts of collateral held by us and our unconsolidated alliances are as follows:

	As of December 31,
(in millions)	2018	2017
Cash and cash equivalents collateral	$500	$499
Collateral in the form of letters of credit	96	133
Total collateral	$596	$632

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

Our contingent obligation relates to imprecision in our estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. The following table presents the aggregate merchant credit losses incurred compared to total dollar volumes processed:

	Year ended December 31,
(in millions)	2018	2017	2016
First Data and consolidated and unconsolidated alliances credit losses	$95	$98	$93
First Data and consolidated alliances credit losses	86	89	83
Total dollar volume processed (in billions)	2,631	2,401	2,153

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

	As of December 31,
(in millions)	2018	2017
First Data and consolidated and unconsolidated alliances merchant credit loss reserves	$32	$33
First Data and consolidated alliances merchant credit loss reserves	28	29

The credit loss reserves, both for us and our unconsolidated alliances, are comprised of amounts for known losses and a provision for losses incurred but not reported (IBNR). These reserves primarily are determined by performing a historical analysis of chargeback loss experience. Other factors are considered that could affect that experience in the future. Such items include the general economy and economic challenges in a specific industry or those affecting certain types of clients. Once these factors are considered, we or the unconsolidated alliance establishes a rate (percentage) that is calculated by dividing the expected chargeback (credit) losses by dollar volume processed. This rate is then applied against the dollar volume processed each month and charged against earnings. The resulting reserve balance is then compared to requirements for known losses and estimates for incurred but not reported items. Historically, this estimation process has proved to be materially accurate and we believe the recorded reserve approximates the fair value of the contingent obligation.

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

In the U.S. we have historically generated tax net operating loss carry forwards, largely as the result of the significant interest expense we have incurred. Judgment is required to determine whether some portion or all of the resulting deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these assets are adjusted through our provision for income taxes in the period in which this determination is made.

We currently have tax net operating loss carry forwards in several jurisdictions in which we operate, including the United States, resulting in significant deferred tax assets. We establish a valuation allowance against our deferred tax assets when, based upon the weight of all available evidence, we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. We believe that a significant portion of the deferred tax assets will be realized because of the existence of sufficient taxable income within the carryforward period available under the tax law, but have established valuation allowances for those deferred tax assets that in our judgment will not be realized. In making this determination, we have considered the relative impact of all of the available positive and negative evidences regarding future sources of taxable income and tax planning strategies. However, there could be material impact to our effective tax rate if there is a significant change in our judgment. If and when our judgment changes, then the valuation allowances are adjusted through the provision for income taxes in the period in which this determination is made. See note 9 "Income Tax" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information regarding our income tax provision.
New Accounting Guidance

See note 1 "Summary of Significant Accounting Policies" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for new accounting guidance.

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

As of December 31, 2018, we have $12 billion in variable rate debt, which includes $472 million on our accounts receivable securitization facility, and also includes $250 million drawn on our revolving credit facility. We have $2.8 billion in variable to fixed interest rate collars, which are subject to contractual ceilings and floors, and $7.25 billion in variable to fixed interest rate step-up swaps. The $1.3 billion and $1.5 billion interest rate collars expire in January 2019 and September 2019, respectively, and have a one month LIBOR ceiling of 1.50% and 1.75%, respectively. With respect to our step-up swaps, the $4.75 billion of notional exposure step-up swaps, decreases by $750 million semi-annually, commencing in June 2019, and expires in December 2020. The remaining $2.5 billion of step-up swaps cover our exposure through May 2021.

Based on outstanding debt balances and interest rates as of December 31, 2018, a 1% increase in variable interest rates would result in a decrease to pretax income of $10 million over the next twelve months. This decrease is due to a $39 million increase in interest expense related to our balance of variable interest rate debt, net of interest rate collars and step-up swaps, partially offset by a $29 million increase in interest income, primarily on settlement assets. A decrease in interest rates would result in an increase to pretax income. Actual interest rates could change significantly more than 1%. There are inherent limitations in the sensitivity analysis presented and as a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

We are exposed to changes in currency rates as a result of our investments in foreign operations and revenues and expenses generated in currencies other than the U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. See note 14 "Derivative Financial Instruments" in our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information regarding the changes in foreign currency exchange rates.

A hypothetical 10% weakening/strengthening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in an increase/decrease to pretax income of approximately $57 million. This increase/decrease results from a $55 million increase/decrease related to foreign exchange on foreign currency earnings and a $2 million increase/decrease related to foreign exchange on intercompany loans. There are inherent limitations in the sensitivity analysis presented and as a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST DATA CORPORATION

INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of First Data Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Data Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule of valuation and qualifying accounts (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018.

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

Atlanta, Georgia
February 26, 2019

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(in millions, except per share amounts)	2018	2017	2016
Revenues:
Revenues excluding reimbursable items(a)	$8,679	$8,129	$7,839
Reimbursable items	819	3,923	3,745
Total revenues	9,498	12,052	11,584
Expenses:
Cost of revenues (exclusive of items shown below)	3,005	3,128	3,192
Selling, general, and administrative	2,651	2,178	2,035
Depreciation and amortization	1,009	972	949
Other operating expenses, net	119	143	51
Total expenses excluding reimbursable items	6,784	6,421	6,227
Reimbursable items	819	3,923	3,745
Total expenses	7,603	10,344	9,972
Operating profit	1,895	1,708	1,612
Interest expense, net	(917)	(931)	(1,078)
Loss on debt extinguishment	(153)	(80)	(70)
Other income	201	16	17
Income before income taxes and equity earnings in affiliates	1,026	713	481
Income tax expense (benefit)	49	(729)	81
Equity earnings in affiliates	221	222	260
Net income	1,198	1,664	660
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	193	199	240
Net income attributable to First Data Corporation	$1,005	$1,465	$420

Net income attributable to First Data Corporation per share:
Basic	$1.08	$1.60	$0.47
Diluted	$1.05	$1.56	$0.46

Weighted-average common shares outstanding:
Basic	929	916	902
Diluted	957	940	921

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $203 million, $215 million, and $198 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The 2018 results include the impact of adopting Accounting Standards Codification (ASC) 606 and ASC 340-40 (collectively, the New Revenue Standard). See note 1 "Summary of Significant Accounting Policies" for more information.

See notes to consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in millions)	2018	2017	2016
Net income	$1,198	$1,664	$660
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(127)	201	(153)
Pension liability adjustments	(2)	72	38
Derivative instruments	(46)	9	3
Other	2	—	—
Total other comprehensive (loss) income, net of tax	(173)	282	(112)
Comprehensive income	1,025	1,946	548
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	186	211	235
Comprehensive income attributable to First Data Corporation	$839	$1,735	$313

See notes to consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except par value)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$555	$498
Accounts receivable, net of allowance for doubtful accounts of $46 and $45	2,217	2,176
Settlement assets	11,423	20,363
Prepaid expenses and other current assets	319	335
Total current assets	14,514	23,372
Property and equipment, net of accumulated depreciation of $1,647 and $1,588	905	951
Goodwill	17,460	17,710
Customer relationships, net of accumulated amortization of $5,509 and $5,940	1,763	2,184
Other intangibles, net of accumulated amortization of $2,271 and $2,665	1,893	1,935
Investment in affiliates	1,055	1,054
Other long-term assets	737	1,063
Total assets	$38,327	$48,269

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,636	$1,659
Short-term and current portion of long-term borrowings	1,170	1,271
Settlement obligations	11,423	20,363
Total current liabilities	14,229	23,293
Long-term borrowings	16,429	17,927
Deferred tax liabilities	97	77
Other long-term liabilities	528	886
Total liabilities	31,283	42,183
Commitments and contingencies (See note 15)
Redeemable noncontrolling interest	77	72
First Data Corporation stockholders' equity:
Class A Common stock, $0.01 par value; 1,600 shares authorized as of December 31, 2018 and December 31, 2017, 584 shares and 492 shares issued as of December 31, 2018 and December 31, 2017, respectively; and 568 shares and 482 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	6	5
Class B Common stock, $0.01 par value; 448 and 523 shares authorized as of December 31, 2018 and December 31, 2017, respectively; 369 shares and 443 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	4	4
Preferred Stock, $0.01 par value; 100 shares authorized as of December 31, 2018 and December 31, 2017; no shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Class A Treasury stock, at cost, 16 shares and 11 shares as of December 31, 2018 and December 31, 2017, respectively	(251)	(149)
Additional paid-in capital	13,791	13,495
Accumulated loss	(8,067)	(9,059)
Accumulated other comprehensive loss	(1,310)	(1,144)
Total First Data Corporation stockholders' equity	4,173	3,152
Noncontrolling interests	2,794	2,862
Total equity	6,967	6,014
Total liabilities and equity	$38,327	$48,269

See notes to consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,198	$1,664	$660
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,090	1,073	1,061
Deferred income taxes	107	(853)	(38)
Charges related to other operating expenses, net and other income	(82)	127	34
Loss on debt extinguishment	153	80	70
Stock-based compensation expense	248	245	263
Other non-cash and non-operating items, net	46	41	45
(Decrease) increase in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long term	(156)	(196)	(81)
Other assets, current and long term	4	(36)	61
Accounts payable and other liabilities, current and long term	(284)	(82)	35
Income tax accounts	(17)	(16)	1
Net cash provided by operating activities	2,307	2,047	2,111
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(310)	(271)	(232)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(294)	(247)	(245)
Acquisitions, net of cash acquired	(17)	(1,607)	(6)
Proceeds from dispositions	549	88	38
Proceeds from the maturity of net investment hedges	26	90	—
Proceeds from sale of property and equipment	1	—	38
Other investing activities, net	(54)	(5)	46
Net cash used in investing activities	(99)	(1,952)	(361)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(130)	823	205
Proceeds from issuance of long-term debt	4,750	4,968	3,533
Payment of call premiums and debt issuance cost	(141)	(63)	(53)
Principal payments on long-term debt	(6,301)	(5,409)	(5,073)
Payment of taxes related to net settlement of equity awards	(115)	(94)	(61)
Proceeds from issuance of common stock	68	50	23
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(255)	(260)	(316)
Other financing activities, net	—	(6)	8
Net cash (used in) provided by provided by financing activities	(2,124)	9	(1,734)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	7	(34)
Change in cash, cash equivalents and restricted cash	58	111	(18)
Cash, cash equivalents and restricted cash at beginning of period	525	414	432
Cash, cash equivalents and restricted cash at end of period	$583	$525	$414
SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received	$156	$142	$118
Interest paid	917	916	1,032
Distributions received from equity method investments	255	266	304
NON-CASH TRANSACTIONS:
Capital leases, net of trade-ins	$37	$112	$136
Other financing arrangements	—	102	79
See notes to consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	First Data Corporation Stockholders'
	Common Stock				Treasury Stock				Accumulated Other Comprehensive Income (Loss)
(in millions)	Class A		Class B		Class A		Additional Paid-In Capital	Accumulated Loss		Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2015	180	$2	719	$7	—	$—	$12,910	$(10,944)	$(1,307)	$2,992	$3,660

Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(283)	(283)
Net income(b)	—	—	—	—	—	—	—	420	—	207	627
Other comprehensive loss	—	—	—	—	—	—	—	—	(107)	(5)	(112)
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	4	—	—	—	4
Stock compensation expense	—	—	—	—	—	—	263	—	—	—	263
Stock activity under stock compensation plans and other	188	2	(175)	(2)	5	(61)	33	—	—	—	(28)
Balance, December 31, 2016	368	4	544	5	5	(61)	13,210	(10,524)	(1,414)	2,911	4,131

Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(229)	(229)
Net income(b)	—	—	—	—	—	—	—	1,465	—	168	1,633
Other comprehensive income	—	—	—	—	—	—	—	—	270	12	282
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	1	—	—	—	1
Stock compensation expense	—	—	—	—	—	—	245	—	—	—	245
Stock activity under stock compensation plans and other	114	1	(101)	(1)	6	(88)	39	—	—	—	(49)
Balance, December 31, 2017	482	5	443	4	11	(149)	13,495	(9,059)	(1,144)	2,862	6,014

Adoption of New Revenue Standard	—	—	—	—	—	—	—	(13)	—	—	(13)
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(223)	(223)
Net income(b)	—	—	—	—	—	—	—	1,005	—	162	1,167
Other comprehensive loss	—	—	—	—	—	—	—	—	(166)	(7)	(173)
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	—	—	248	—	—	—	248
Stock activity under stock compensation plans and other	86	1	(74)	—	5	(102)	54	—	—	—	(47)
Balance, December 31, 2018	568	$6	369	$4	16	$(251)	$13,791	$(8,067)	$(1,310)	$2,794	$6,967

(a)
The total distribution presented in the consolidated statements of equity for the years ended December 31, 2018, 2017, and 2016 excludes $32 million, $31 million, and $33 million, respectively, in distributions paid to redeemable noncontrolling interest not included in equity.

(b)
The total net income presented in the consolidated statements of equity for the years ended December 31, 2018, 2017, and 2016 is $31 million different, $31 million different, and $33 million different, respectively, than the amounts presented in the consolidated statements of income due to the net income attributable to the redeemable noncontrolling interest not included in equity.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “Investment in affiliates” in the accompanying consolidated balance sheets. The Company utilizes the equity method of accounting when the Company is able to exercise significant influence over the investee’s operations, which generally coincides with an ownership interest of between 20% and 50% in an entity.

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

Presentation

Depreciation and amortization, presented as a separate line item on the Company’s consolidated statements of income, does not include amortization of payments for customer contracts which is recorded as contra-revenue within “Revenues excluding reimbursable items.” Also not included is amortization related to equity method investments which is netted within “Equity earnings in affiliates.”

The following table presents the amounts associated with such amortization for the periods presented:

	Year ended December 31,
(in millions)	2018	2017	2016
Amortization of payments for customers contracts	$51	$56	$65
Amortization related to equity method investments	30	45	47

Revenue Recognition

Effective January 1, 2018, revenues are recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps:
1.Identify the contract with a customer
2.Identify the performance obligations in the contract
3.Determine the transaction price
4.Allocate the transaction price to the performance obligations in the contract
5.Recognize revenue when or as the Company satisfies a performance obligation

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue is comprised of fees charged to the Company's customers, net of interchange fees and assessments charged by the credit card associations and debit networks, which are pass-through charges collected on behalf of the card issuers and payment networks. Interchange fees and assessments charged by credit card and debit networks to the Company’s consolidated subsidiaries were as follows for the years ended December 31, 2018, 2017, and 2016.

	Year ended December 31,
(in millions)	2018	2017	2016
Interchange fees and assessments	$27,845	$26,069	$23,810
Debit network fees	3,568	3,227	3,121

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

The Company charges processing fees to its alliances. In situations where an alliance is accounted for under the equity method, the Company’s consolidated revenues include the processing fees charged to the alliance, as presented in the consolidated statements of income within "Revenues excluding reimbursable items".

Contracts with Multiple Performance Obligations

The Company’s contracts with its customers can consist of multiple performance obligations, for example in the case of hardware sold with transaction and processing services. For these contracts, the Company accounts for individual performance obligations

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the customer class.

See note 3 "Revenue Recognition" of these consolidated financial statements for additional discussion.

Deferred Revenue

The Company records deferred revenue when it receives payments or issues invoices in advance of transferring control of promised goods or services to a customer. A significant portion of this balance relates to service contracts where the Company received payments from customers for upfront conversions/implementation type activities which do not transfer value to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term or a longer period if it provides the customer with a material right. The deferred revenue is recognized when underlying performance obligations are achieved. As of December 31, 2018 and 2017, current deferred revenue included within "Accounts payable and accrued liabilities" in the Company's consolidated balance sheets was $134 million and $167 million, respectively. As of December 31, 2018 and 2017, noncurrent deferred revenue included within "Other long-term liabilities" in the Company's consolidated balance sheets was $164 million and $177 million, respectively.

In January 2017, the Company determined that standalone value had been achieved for its Clover terminal devices, principally because a secondary market had been established. The Company accounted for the change on a prospective basis. Beginning January 1, 2017, the Company recognized revenue on sales of Clover terminal devices upon delivery, while Clover terminal devices sold prior to January 1, 2017 continued to be deferred over the term of the respective processing agreement. As of December 31, 2017, $36 million of the Company's deferred revenue represented sales of Clover terminal devices which did not have standalone value prior to the change in accounting. In connection with the adoption of the New Revenue Standard on January 1, 2018, the Company recorded the deferred revenue associated with the Clover terminals that had previously lacked standalone value to "Accumulated loss" in the consolidated balance sheet.

Stock-Based Compensation

Stock-based compensation to employees is measured at the grant date fair values of the respective stock options and restricted stock awards. An estimate of forfeitures is applied when calculating compensation expense. To calculate the estimated forfeiture rate, the Company performed an analysis of all forfeitures over a five year period and continues to evaluate the actual forfeiture rate compared to its estimate. The estimated forfeiture rate will be adjusted as actual forfeitures vary from the estimate, resulting in the recognition of compensation cost only for awards that vest. Any effect of a change in estimated forfeitures will be recognized through a cumulative catch-up adjustment. The Company recognizes compensation cost on service based awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The Company recognizes compensation cost on performance-based restricted stock grants on a grant basis graded schedule. See note 5 "Stock Compensation Plans" of these consolidated financial statements for details regarding the Company’s stock-based compensation plan.

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

Foreign Currency Translation

The U.S. dollar is the functional currency of the Company’s U.S.-based businesses and certain foreign-based businesses. Significant operations with a local currency as their functional currency include operations in the United Kingdom, Australia, Germany, Ireland, and Brazil. Foreign currency-denominated assets and liabilities for these units and other less significant operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during each monthly period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of Other Comprehensive Income (OCI). Intercompany loans are generally not considered invested on a long-term basis and such foreign currency gains and losses are included in "Other income" on the consolidated statements of income. Transaction gains and losses related to operating assets and liabilities are included in “Cost of revenues” and “Selling, general, and administrative” in the

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated statements of income and were immaterial for all periods presented. Non-operating transaction gains and losses derived from non-operating assets and liabilities are included in “Other income” on the consolidated statements of income and are separately disclosed in note 17 "Supplemental Financial Information" of these consolidated financial statements.

There has been a steady devaluation of the Argentine peso relative to the United States dollar in recent years, primarily due to inflation. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018 the Company began reporting the financial results of its operations in Argentina at the functional currency of the parent, which is the U.S. dollar. Exchange gains and losses from the remeasurement of monetary assets and liabilities for the six months ended December 31, 2018 are reflected in "Other income" on the consolidated statements of income rather than “Accumulated other comprehensive loss” on the consolidated balance sheet. The Company recognized $2 million in foreign currency exchange losses for the six months ended December 31, 2018 from remeasurement of the operations in Argentina to the parent functional currency.

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

The Company recognizes all derivative financial instruments in the consolidated balance sheets as assets or liabilities at fair value. Such amounts are recorded in “Other current assets”, “Other long-term assets”, “Accounts payable and accrued liabilities” or “Other long-term liabilities” in the consolidated balance sheets. The Company’s policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements. Changes in fair value of derivative instruments are recognized immediately in "Other income" on the consolidated statements of income unless the derivative is designated and qualifies for hedge accounting. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity as a component of OCI and then recognized in "Interest expense, net" in the consolidated statements of income in the same period or periods during which the hedged item affects earnings. For derivatives that qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent the hedge is effective. Any ineffective portions of cash flow hedges and net investment hedges are recognized in “Other income” in the consolidated statements of income during the period of change. Additional discussion of derivative instruments is provided in note 14 "Derivative Financial Instruments" of these consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling and Redeemable Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ share of the net income or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests are presented pretax in the consolidated statements of income as “Net income attributable to noncontrolling interests and redeemable noncontrolling interest” because the majority of the Company’s non wholly-owned consolidated subsidiaries are flow through entities for tax purposes. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets and reflect the original investments by these noncontrolling shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries, net of dividends or distributions. Noncontrolling interests that are redeemable at the option of the holder are presented outside of equity and are carried at their estimated redemption value. See note 6 "Stockholders' Equity and Redeemable Noncontrolling Interest" of these consolidated financial statements for more information. A noncontrolling interest is recorded on the date of acquisition based on the total fair value of the acquired entity and the noncontrolling interest’s share of that value.

Reserve for Merchant Credit Losses

With respect to the merchant acquiring business, the Company’s merchant customers (or those of its unconsolidated alliances) have the legal obligation to refund any charges properly reversed by the cardholder. However, in the event the Company is not able to collect the refunded amounts from the merchants, the Company may be liable for the reversed charges. The Company’s risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future.

The Company’s obligation to perform is minimal in relation to the total dollar volume processed. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize this obligation. Collateral held by the Company is classified within “Settlement assets” and the obligation to repay the collateral if it is not needed is classified within “Settlement obligations” on the Company’s consolidated balance sheets. The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company historically has experienced some level of losses due to merchant defaults. The amount of collateral held by the Company was $596 million and $632 million as of December 31, 2018 and 2017, respectively.

The Company’s contingent obligation relates to imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “Cost of revenues” in the Company’s consolidated statements of income. The amount of the reserves attributable to entities consolidated by the Company was $28 million and $29 million as of December 31, 2018 and 2017, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (ASC 730-10). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $143 million and $150 million during the years ended December 31, 2018 and 2017, respectively.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory requirements are included in “Other long-term assets” in the consolidated balance sheets and was $28 million, $27 million, and $30 million as of December 31, 2018, 2017, and 2016 respectively.

Accounts and Leasing Receivables

Accounts receivable balances are stated at amounts due from customers, net of allowance for doubtful accounts. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. Long-term accounts receivable balances are included in “Other long-term assets” in the consolidated balance sheets.

The Company has receivables associated with its POS terminal leasing businesses. Leasing receivables are included in “Accounts receivable” and “Other long-term assets” in the consolidated balance sheets. The Company recognizes interest income on its leasing receivables using the effective interest method. Interest income from leasing receivables is included in “Revenues excluding reimbursable items” in the consolidated statements of income. For direct financing leases, the interest rate used incorporates initial direct costs included in the net investment in the lease. For sales type leases, initial direct costs are expensed as incurred.

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

The following table presents depreciation expense related to property and equipment, including equipment under capital lease:

Year ended December 31,
(in millions)	Amount
2018	$320
2017	321
2016	300

Goodwill and Other Intangible Assets

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

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, at the reporting unit level. The Company performed its annual goodwill impairment test in the fourth quarters of 2018, 2017, and 2016. As of October 1, 2018, the most recent impairment analysis date, the fair value of each reporting unit exceeded its carrying value. The Company did not record any goodwill impairment charges in 2018, 2017, and 2016.

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

The Company capitalizes initial payments for new contracts and contract renewals. The initial payments for new contracts and contract renewals are amortized on a straight-line basis as a reduction of revenue over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company capitalizes conversion related costs associated with enabling customers to receive its processing services. These costs are amortized on a straight-line basis over the expected benefit period of seven years based on the related services being provided and are recorded as an expense in “Depreciation and amortization” in the consolidated statements of income.

The Company develops software that is used in providing processing services to customers. To a lesser extent, the Company also develops software to be sold or licensed to customers. Costs incurred during the preliminary project stage are expensed as incurred. Capitalization of costs begins when the preliminary project stage is completed and management, with the relevant authority, authorizes and commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization of costs ceases when the software is substantially complete and ready for its intended use. Software development costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally five years. Software acquired in connection with business combinations is amortized on a straight-line basis over the estimated useful life of the software which generally ranges from three years to 10 years.

In addition to capitalized contract and software development costs, other intangibles include copyrights, patents, purchased software, and trademarks acquired in business combinations. Other intangible assets, except for the First Data trade name discussed in note 4 "Goodwill and Other Intangibles" of these consolidated financial statements, are amortized on a straight-line basis over the length of the contract or benefit period, which generally ranges from three years to 25 years.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the years ended December 31, 2018, 2017, and 2016 the Company did not record any adjustments over $5 million to the carrying value of existing assets based on non-recurring fair value measurements, other than as discussed in note 11 "Other Operating Expenses, Net" .

Net Income Per Share

Basic net income per share is calculated by dividing Net income attributable to First Data Corporation by the weighted-average shares outstanding during the period, without consideration for any potential dilutive shares. Diluted net income per share is computed by dividing Net income attributable to First Data Corporation by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, unvested restricted stock, and unvested restricted stock awards. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

Reclassifications
Certain amounts for prior years have been reclassified to conform with the current year financial statement presentation.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Pension Costs

In March 2017, the FASB issued guidance that requires employers that sponsor defined benefit plans for pensions and/or other post-retirement benefits to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The Company adopted the new guidance on January 1, 2018, using a retrospective approach. The impact on the Company's consolidated financial statements for the years ended December 31, 2018, 2017, and 2016 was an increase (decrease) in operating expense and a decrease (increase) in "Interest expense, net" of $9 million, $6 million, and $(10) million, respectively.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Codification (ASC) 606 and ASC 340-40 (collectively, the New Revenue Standard) that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in an exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The FASB has subsequently issued several amendments to the New Revenue Standard, including clarification on accounting for licenses, identifying performance obligations, and principal versus agent consideration (reporting revenue gross vs. net).

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company adopted the New Revenue Standard using a modified retrospective basis on January 1, 2018 to all contracts that were not completed. The adoption resulted in an increase to the January 1, 2018 balance of accumulated loss of $13 million for the cumulative effect of applying the New Revenue Standard. This impact was principally driven by certain software arrangements being recognized sooner; changes related to costs to obtain customers, including the related amortization period; and the release of deferred revenue associated with Clover terminals that had previously lacked standalone value. Under the modified retrospective basis, the Company did not restate its comparative consolidated financial statements for these effects.

The following tables present the impact of adopting the New Revenue Standard on the Company’s consolidated financial statements for the year ended December 31, 2018:

	Year ended December 31, 2018
(in millions, except per share amounts)	As Reported	Adjustments	Amounts Without Adoption of ASC 606
Revenues:
Revenues excluding reimbursable items	$8,679	$(157)	$8,522
Reimbursable items	819	3,568	4,387
Total revenues	9,498	3,411	12,909
Expenses:
Total expenses excluding reimbursable items	6,784	(129)	6,655
Reimbursable items	819	3,568	4,387
Total expenses	7,603	3,439	11,042
Operating profit	1,895	(28)	1,867
Interest expense, net	(917)	—	(917)
Loss on debt extinguishment	(153)	—	(153)
Other income	201	—	201
Income before income taxes and equity earnings in affiliates	1,026	(28)	998
Income tax expense	49	(7)	42
Equity earnings in affiliates	221	—	221
Net income	1,198	(21)	1,177
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	193	—	193
Net income attributable to First Data Corporation	$1,005	$(21)	$984

Net income attributable to First Data Corporation per share:
Basic	$1.08	$(0.02)	$1.06
Diluted	$1.05	$(0.02)	$1.03

The adoption of the New Revenue Standard had an immaterial impact on the Company’s consolidated balance sheet and consolidated statement of cash flows as of and for the year ended December 31, 2018. See note 3 "Revenue Recognition" for more information.

Recently Issued Accounting Guidance

Leases

In February 2016, the FASB issued guidance which requires lessees to recognize most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting and adds new presentation and disclosure requirements for both lessees and lessors. The accounting guidance for lessors remains largely unchanged. The Company expects the adoption to result in gross up on its consolidated balance sheets from the recognition of assets and liabilities arising out of operating leases. The Company will recognize assets for the right to use the underlying leased property during the lease term and will recognize liabilities for the corresponding financial obligation to make lease payments to the lessor.

The Company will adopt the new standard on January 1, 2019 using a modified retrospective approach that permits an entity to use the effective date as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. The Company plans to elect the transition package of practical expedients permitted

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. Further, the Company plans to elect a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to leases with terms of 12 months or less, and to elect an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. The Company is substantially complete with the evaluation of the impact on the consolidated financial statements of adopting the new lease standard and does not anticipate a material impact on the consolidated balance sheets or to retained earnings. Additionally, the Company does not anticipate the adoption of the standard will impact any debt covenants or result in significant changes to the internal processes, including the internal control over financial reporting.

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

Internal-Use Software

In August 2018, the FASB issued guidance to align the requirements for capitalizing certain implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company adopted the new guidance on a prospective basis on January 1, 2019 with no material impact to the consolidated financial statements.

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

Securities and Exchange Commission Disclosure Requirements

In August 2018, the Securities and Exchange Commission (SEC) issued a final rule that amends certain disclosure requirements that were duplicative, outdated or superseded. In addition, the final rule expanded the financial reporting requirements for changes in stockholders’ equity for interim reporting periods. The Company will update its disclosure for this new rule beginning with the quarter ended March 31, 2019.

Derivatives and Hedging

In October 2018, the FASB issued guidance which expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The amendments permit the use of the overnight index swap rate based on the Secured Overnight Financing Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied prospectively for qualifying new or redesignated hedging relationships entered into after January 1, 2019. The Company will adopt the guidance on January 1, 2019, and does not expect any material impact.

Comprehensive Income

In February 2018, the FASB issued guidance that permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments also require certain disclosures

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

about stranded tax effects. The Company adopted the guidance on January 1, 2019, which did not have a significant impact on the Company's consolidated financial statements.

Consolidation

In October 2018, the FASB issued new guidance on consolidation. The new guidance provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and should be applied retrospectively with a cumulative effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. The Company is in the process of evaluating the impact of the guidance on its consolidated financial statements.
Note 2: Borrowings
The following table presents the borrowings for the years ended December 31, 2018 and 2017.

	As of December 31,
(in millions)	2018	2017
Short-term borrowings:
Foreign lines of credit and other arrangements	$224	$205
Senior Secured Revolving Credit Facility	250	272
Receivable securitized loan	472	600
Unamortized deferred financing costs(a)	(3)	(3)
Total short-term borrowings	943	1,074
Current portion of long-term borrowings:
Senior secured term loan facility due 2020	—	78
Senior secured term loan facility due 2023	119	—
Other arrangements and capital lease obligations	108	119
Total current portion of long-term borrowings	227	197
Total short-term and current portion of long-term borrowings	1,170	1,271
Long-term borrowings:
Senior secured term loan facility due 2020	—	1,404
Senior secured term loan facility due 2022	2,518	3,758
Senior secured term loan facility due 2023	4,631	—
Senior secured term loan facility due 2024	3,892	3,892
5.375% Senior secured first lien notes due 2023	1,210	1,210
5.0% Senior secured first lien notes due 2024	1,883	1,900
5.75% Senior secured second lien notes due 2024	2,176	2,200
7.0% Senior unsecured notes due 2023	—	3,400
Unamortized discount and unamortized deferred financing costs(a)	(91)	(123)
Other arrangements and capital lease obligations	210	286
Total long-term borrowings(b)	16,429	17,927
Total borrowings	$17,599	$19,198

(a)
Unamortized deferred financing costs and certain lenders' fees associated with debt transactions were capitalized as discounts and are amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the respective debt.

(b)
As of December 31, 2018 and 2017, the fair value of the Company's long-term borrowings, excluding other arrangements and capital lease obligations, was $15.7 billion and $18.2 billion, respectively. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Lines of Credit and Other Arrangements

As of December 31, 2018 and 2017, the Company had $516 million and $546 million, respectively, available under short-term lines of credit and other arrangements with foreign banks and alliance partners primarily to fund settlement activity. As of December 31, 2018 and 2017, this included a $290 million and $355 million, respectively, committed line of credit for one of the Company's consolidated alliances. The remainder of these arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the euro. Of the amounts outstanding as of December 31, 2018 and 2017, $13 million and $15 million, respectively, were uncommitted. The weighted-average interest rate associated with foreign lines of credit was 2.6% and 2.9% for the years ended December 31, 2018 and 2017, respectively.

Receivable Securitization Agreement

The Company has a consolidated wholly-owned subsidiary, First Data Receivables, LLC (FDR). FDR and FDC entered into an agreement where certain wholly-owned subsidiaries of FDC agreed to transfer and contribute receivables to FDR. FDR’s assets are not available to satisfy obligations of any other entities or affiliates of FDC. FDR's creditors will be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to FDC. As of December 31, 2018 and 2017, the Company transferred $726 million and $748 million, respectively, in receivables to FDR as part of the securitization program. As of December 31, 2018, the maximum borrowing capacity, subject to collateral availability, under the agreement is $581 million. FDR utilized the receivables as collateral in borrowings of $472 million and $600 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the receivables held by FDR are recorded within “Accounts receivable, net” in the Company’s consolidated balance sheets. The weighted average interest rate on the securitization facility borrowings was 3.65% and 2.8% as of December 31, 2018 and 2017, respectively.

In July 2018, the Company amended its Receivable Securitization Program (Securitization) to extend the maturity from June 2020 to July 2021. In addition, under the amended terms, loans under the Securitization will accrue interest at a rate that is 1.15% higher than LIBOR, down from LIBOR plus 1.5% under the previous agreement, or a base rate equal to the highest of (i) the applicable lender's "reference" or "prime" rate, or (ii) the federal funds rate plus 0.50%. The Securitization also includes an unused fee at a rate that ranges from 45 to 90 basis points depending on the level of utilization under securitization.

Senior Unsecured Revolving Credit Facility

The company has a $33 million senior unsecured revolving credit facility maturing December 20, 2019, available for letters of credit. The interest rate associated with the credit facility is 1.85%. As of December 31, 2018 and December 31, 2017, the Company had $30 million and $0 million of outstanding letters of credit.

Senior Secured Credit Facility

On October 26, 2018, the Company refinanced its senior secured term loan facility due 2020 with a $6 billion senior secured credit facility due 2023 which consists of a $1.25 billion five year revolver and a $4.75 billion senior secured term loan facility. See "Senior Secured Revolving Credit Facility Due October 2023" and "Senior Secured Term Loan Facility Due October 2023" sections within this note. In addition, the applicable interest rates on the Company's existing Senior Secured Term Loan Facilities were refinanced, see "Senior Secured Term Loan Facility Due June 2020", "Senior Secured Term Loan Facility Due July 2022", and "Senior Secured Term Loan Facility Due April 2024" sections within this note.

The senior secured term loan facilities also require mandatory prepayments based on a percentage of excess cash flow generated by the Company if the Company does not satisfy the leverage ratio. All obligations under the senior secured term loan facilities are fully and unconditionally guaranteed by most of the domestic, wholly-owned material subsidiaries of the Company, subject to certain exceptions.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Secured Revolving Credit Facility Due October 2023

On October 26, 2018, the Company refinanced its $1.25 billion senior secured revolving credit facility maturing on June 2, 2020 extending the maturity to October 26, 2023. Up to $250 million of the senior secured revolving credit facility is available for letters of credit, of which $5 million and $29 million of letters of credit were issued under the facilities as of December 31, 2018 and 2017, respectively. All letters of credit expire on or prior to January 1, 2020 with a one-year renewal option. As of December 31, 2018, $995 million remained available. Interest on the senior secured revolving credit facility refinanced in 2018 is payable at a rate equal to either (a) LIBOR for deposits in the applicable currency plus 1.50% or (b) solely with respect to revolving loans denominated in U.S. dollars, a base rate plus 0.50%. Interest on the senior secured revolving credit facility outstanding in 2017 was payable at a rate equal to either (a) LIBOR for deposits in the applicable currency plus 3.50% or (b) solely with respect to revolving loans denominated in U.S. dollars, a base rate plus 2.50%. The weighted-average interest rate on these facilities was 3.85% and 5.74% for the years ended December 31, 2018 and 2017, respectively. The new commitment fee rate for the unused portion of the facility is 0.375% per year. Previously, the commitment fee rate for the unused portion of the facility was 0.50% per year. The applicable interest rate and commitment fee may be reduced based on the Company’s leverage ratio.

Senior Secured Term Loan Facility Due June 2020

On January 23, 2017, the Company incurred an aggregate principal amount of $1.3 billion in new U.S. dollar denominated term loans maturing on June 2, 2020. The interest rate applicable to this term loan facility was either LIBOR plus 1.75% or a base rate plus 0.75%. The Company is required to make quarterly principal payments of 1.25% on this term loan facility. The term loan facility was utilized to pay down a portion of the existing 6.75% senior secured first lien notes. In connection with this transaction, the Company recorded $56 million in loss on debt extinguishment for the year ended December 31, 2017.

In November 2017, the Company incurred additional debt of $250 million against this term loan facility to partially fund the purchase of BluePay. The Company made principal payments of $57 million and $70 million in 2018 and 2017, respectively.

On October 5, 2018, the Company made a prepayment of $500 million utilizing $344 million of cash from operations and $156 million of borrowings from the receivable securitization facility. On October 26, 2018, the Company repaid the remaining outstanding balance of $923 million from the proceeds of the new senior secured term loan due October 2023. In connection with these transactions, the Company recorded $4 million in loss on debt extinguishment for the year ended December 31, 2018.

Senior Secured Term Loan Facility Due July 2022

On June 14, 2017, the Company refinanced $2.7 billion of U.S. dollar-denominated senior secured term loans maturing on July 2022 and paid off $1.0 billion of euro-denominated senior secured term loans maturing on March 2021 and July 2022. The U.S. dollar-denominated July 2022 term loan facility was upsized by $1.0 billion, to pay off the euro-denominated term loans. Post transaction, the U.S. dollar-denominated July 2022 term loan facility approximates $3.8 billion of U.S. dollar-denominated term loans maturing July 2022. In connection with this transaction, the Company recorded $9 million in loss on debt extinguishment and $4 million in debt issuance costs for the year ended December 31, 2017. The interest rate applicable to this term loan facility is either LIBOR plus 2.00% or a base rate plus 1.00% as of December 31, 2018 and either LIBOR plus 2.25% or a base rate plus 1.25 as of December 31, 2017.

In December 2018, the Company repaid $775 million under the senior secured term loan facility due July 2022. In connection with this transaction, the Company recorded $7 million in loss on debt extinguishment for the year ended December 31, 2018. The Company made additional payments of $465 million throughout the year ended December 31, 2018 on the senior secured term loan facility due July 2022.

Senior Secured Term Loan Facility Due October 2023

On October 26, 2018, the Company issued $4.75 billion of U.S. dollar-denominated senior secured term loans maturing October 2023. The interest rate applicable to the term loan facility is either LIBOR plus 1.50% or a base rate plus 0.50% as of December 31, 2018. The Company is required to make quarterly principal payments of 0.625% on this term loan facility in the initial year and 1.25% thereafter. In October 2018, the Company drew down $975 million and repaid the remaining balance of the senior secured term loan facility due June 2020 of $923 million. In December 2018, the Company drew down $3.775 billion and repaid in full the 7.0% senior unsecured notes due 2023 and amounts outstanding under the senior secured term loan facility due July 2022.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Secured Term Loan Facility Due April 2024

On November 15, 2017, the Company refinanced $3.9 billion of U.S. dollar-denominated senior secured term loans maturing on April 2024. The proceeds were utilized to pay down the existing March 2021 term loan facility. In connection with this transaction, the Company recorded $9 million in loss on debt extinguishment for the year ended December 31, 2017.The interest rate applicable to this term loan facility is either LIBOR plus 2.00% or a base rate plus 1.00% as of December 31, 2018 and either LIBOR plus 2.25% or a base rate plus 1.25% as of December 31, 2017.

5.375% Senior Secured First Lien Notes Due August 2023

On August 11, 2015, the Company issued $1.2 billion aggregate principal amount of 5.375% senior secured first lien notes due August 15, 2023. Interest on the notes will be payable semi-annually in cash each year, commencing on February 15, 2016. The Company may redeem the notes, in whole or in part, prior to August 15, 2020 at established redemption prices plus accrued and unpaid interest to the redemption date. Thereafter, the Company may redeem the notes at par.

5.0% Senior Secured First Lien Notes Due January 2024

On March 29, 2016, the Company issued additional $900 million aggregate principal amount to the existing $1.0 billion principal amount issued November 25, 2015 of 5.0% senior secured first lien notes due January 2024. The Company may redeem the notes, in whole or in part, prior to January 15, 2019 at a price equal to 100% of the notes redeemed plus accrued and unpaid interest to the redemption date and a "make-whole premium". Thereafter, the Company may redeem the notes, in whole or in part, at established redemption prices.

5.75% Senior Secured Second Lien Notes Due January 2024

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

7.0% Senior Unsecured Notes Due December 2023

On November 18, 2015, the Company issued $3.4 billion aggregate principal amount of 7.0% senior unsecured notes due December 1, 2023. Interest on the notes is payable semi-annually in cash on June 1 and December 1 of each year. In December 2018, the Company repaid in full the 7% senior unsecured notes due 2023. In connection with this transaction, the Company recorded $142 million in loss on debt extinguishment.

Maturities

The following table presents the future aggregate annual maturities of the Company’s capital leases and long-term debt excluding unamortized discounts and deferred financing cost:

Year ended December 31, (in millions)	Par Amount
2019	$227
2020	292
2021	311
2022	2,800
2023	5,161
Thereafter	7,956
Total	$16,747

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantees and Covenants

All obligations under the senior secured revolving credit facility and senior secured term loan facilities are unconditionally guaranteed by most of the existing and future, direct and indirect, wholly-owned, material domestic subsidiaries of the Company. The senior secured facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness; create liens; enter into sale and leaseback transactions; engage in mergers or consolidations; sell or transfer assets; pay dividends and distributions or repurchase the Company’s capital stock; make investments, loans or advances; prepay certain indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing certain indebtedness; and change its lines of business. The senior secured facilities also require the Company to not exceed a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control. The senior secured term loan facilities also require mandatory prepayments based on a percentage of excess cash flow generated by the Company. The Company is in compliance with all applicable covenants.

All senior secured notes are guaranteed on a senior secured basis by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantees the Company’s senior secured credit facilities. Each of the guarantees of the notes is a general senior obligation of each guarantor and rank senior in right of payment to all existing and future subordinated indebtedness of the guarantor subsidiary. The notes rank equal in right of payment with all existing and future senior indebtedness of the guarantor subsidiary but are effectively senior to the guarantees of the Company’s existing senior unsecured notes and the Company’s existing senior secured second lien notes to the extent of the Company’s and the guarantor subsidiary’s value of the collateral securing the notes. The 5.375% senior secured first lien notes and 5.0% senior secured first lien notes are effectively equal in right of payment with each other and the guarantees of the Company’s senior secured credit facilities. Each series of notes are effectively subordinated to any obligations secured by liens permitted under the indenture for the particular series of notes and structurally subordinated to any existing and future indebtedness and other liabilities of any subsidiary of a guarantor that is not also a guarantor of the notes.

All obligations under the senior secured first lien notes and senior secured second lien notes also contain a number of covenants similar to those described for the senior secured obligations. The Company is in compliance with all applicable covenants.
Note 3: Revenue Recognition

Disaggregation of Revenue

The following tables present revenues disaggregated by primary geographical regions and product types for year ended December 31, 2018:

	Year ended December 31, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Total
North America	$4,414	$1,721	$1,441	$7,576
EMEA	679	439	14	1,132
LATAM	333	133	1	467
APAC	201	115	7	323
Total Revenue(a)(b)	$5,627	$2,408	$1,463	$9,498
(a) See note 8 "Segment Information" for the reconciliation to segment revenues.
(b) Global Business Solutions includes non wholly-owned entities and Global Financial Solutions includes reimbursable items, which includes postage and customized orders.

Year ended December 31, 2018
(in millions)	Total
Transaction and processing services	$8,421
Hardware, Professional Services, and Other	1,077
Total Revenue(a)	$9,498
(a) See note 8 "Segment Information" for the reconciliation to segment revenues.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Balances

Accounts Receivable

As of December 31, 2018 and 2017, long-term accounts receivable, net of allowance for doubtful accounts, included within “Other long-term assets” in the consolidated balance sheets was $220 million and $272 million, respectively.

Contract Liabilities

The following table presents the changes in deferred revenue for year ended December 31, 2018:

(in millions)	Year ended December 31, 2018
Balance, beginning of the period	$344
New Revenue Standard adjustments	(39)
Deferral of revenue	258
Recognition of unearned revenue	(223)
Other (primarily foreign currency translation)	(42)
Balance, end of period	$298
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

Costs to Obtain and Fulfill a Contract

The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as a reduction of revenue over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of December 31, 2018 and 2017, the Company had $152 million and $145 million, respectively, of capitalized contract costs included within "Other intangibles, net" on the consolidated balance sheets. For the years ended December 31, 2018, 2017, and 2016 the Company had $51 million, $56 million, and $65 million respectively, of contra-revenue related to these costs.

The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing customers, or have a substantive stay requirement prior to payment.

The Company capitalizes conversion related costs associated with enabling customers to receive its processing services. These costs are amortized on a straight-line basis over the expected benefit period of seven years based on the related services being provided, and are reflected within “Depreciation and amortization” in the Company's consolidated statement of income. As of December 31, 2018 and 2017, the Company had $172 million and $160 million, respectively, of capitalized conversion costs, net of amortization, included within "Other intangibles, net" on the consolidated balance sheets. For the years ended December 31, 2018, 2017, and 2016, the Company had $41 million, $30 million, and $29 million, respectively, of amortization expense related to these costs.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Goodwill and Other Intangibles

The following table presents changes to goodwill for the years ended December 31, 2017 and 2018:

(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Totals
Balance as of January 1, 2017
Goodwill	$15,505	$1,966	$2,284	$19,755
Accumulated impairment losses	(1,363)	(683)	(1,013)	(3,059)
	14,142	1,283	1,271	16,696
Acquisitions	875	—	—	875
Dispositions	—	(17)	(48)	(65)
Other adjustments (primarily foreign currency)	104	100	—	204
Balance as of December 31, 2017
Goodwill	16,484	2,049	2,236	20,769
Accumulated impairment losses	(1,363)	(683)	(1,013)	(3,059)
	15,121	1,366	1,223	17,710
Acquisitions	6	—	—	6
Dispositions	—	(141)	—	(141)
Other adjustments (primarily foreign currency)	(65)	(49)	(1)	(115)
Balance as of December 31, 2018
Goodwill	16,425	1,859	2,235	20,519
Accumulated impairment losses	(1,363)	(683)	(1,013)	(3,059)
	$15,062	$1,176	$1,222	$17,460

The intangible amortization expense associated with customer relationships and other intangibles, including amortization associated with investments in affiliates, was as follows for the periods indicated:

Year ended December 31,
(in millions)	Amount
2018	$770
2017	752
2016	761

The carrying value of the First Data trade name is $604 million for both the years ended December 31, 2018 and 2017. Upon consideration of many factors, including the determination that there are no legal, regulatory or contractual provisions that limit the useful life of the First Data trade name, the Company determined that the First Data trade name had an indefinite useful life. The Company also considered the effects of obsolescence, demand, competition, other economic factors, and its ability to maintain and protect the trade name without significant expenditures. The First Data trade name is expected to contribute directly or indirectly to the future cash flows of the Company for an indefinite period. As an indefinite lived asset, the First Data trade name is not amortized but is reviewed annually for impairment until such time as it is determined to have a finite life. The First Data trade name was not impaired as of December 31, 2018 or 2017.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the components of other intangibles:

	As of December 31,
	2018			2017
(in millions)	Cost	Accumulated Amortization	Net of Accumulated Amortization	Cost	Accumulated Amortization	Net of Accumulated Amortization
Customer relationships	$7,272	$(5,509)	$1,763	$8,124	$(5,940)	$2,184

Other intangibles:
Conversion costs	$271	$(99)	$172	$302	$(142)	$160
Contract costs	317	(165)	152	324	(179)	145
Software	2,262	(1,646)	616	2,552	(1,920)	632
Other, including trade names	1,314	(361)	953	1,422	(424)	998
Total other intangibles	$4,164	$(2,271)	$1,893	$4,600	$(2,665)	$1,935

The estimated future aggregate amortization expense for the next five years is as follows:

Year ended December 31,
(in millions)	Amount(a)
2019	$643
2020	581
2021	442
2022	356
2023	245
(a) Actual amortization expense will be higher due to future activity that generates new intangible assets.

The Company evaluates contract costs, conversion costs, and all other long lived assets for impairment on an annual basis or whenever events of changes in circumstances indicate that the carrying amounts may not be recoverable. Any assets that are determined to be unrecoverable are written down to their fair value.
Note 5: Stock Compensation Plans

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

Total stock-based compensation expense recognized in the "Cost of revenues" and “Selling, general, and administrative” line items of the consolidated statements of income resulting from stock options, non-vested restricted stock awards, and non-vested restricted stock units was as follows for the years ended December 31, 2018, 2017, and 2016:

Year ended December 31, (in millions)	Cost of revenues	Selling, general, and administrative	Total
2018	$44	$204	$248
2017	72	173	245
2016(a)	112	151	263

(a)	Directly associated with the Company's initial public offering, the Company incurred $52 million in stock-based compensation expense during 2016.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan under which the sale of 6.3 million shares of the Company's common stock is authorized. The price for shares purchased under the plan is 95% of the market value on the last day of each calendar quarter. For the years ended December 31, 2018, 2017, and 2016 the amount of shares issued under the plan were not material.

Stock Options

During the years ended December 31, 2018, 2017, and 2016, time-based options were granted under the stock plan. The time-based options have a contractual term of 10 years. Time-based options vest equally over a three to five year period from the date of issuance.

As of December 31, 2018, there was approximately $25 million of total unrecognized compensation expense related to stock options to be recognized over a weighted-average period of approximately two years.

The fair value of stock options granted for the years ended December 31, 2018, 2017, and 2016 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2018	2017	2016
Risk-free interest rate	2.88%	2.28%	2.08%
Dividend yield	—	—	—
Expected volatility	29.59%	38.97%	41.33%
Expected term (in years)	7	7	7
Fair value of options	$8.12	$7.52	$5.33

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

Fair value of options—The Company determined the fair value based on discounted cash flows and comparison to a group of guideline companies prior to being publicly traded on October 15, 2015 and the Company's closing stock price thereafter.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity for the years ended December 31, 2018 and 2017 was as follows:

(options in millions)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2016	39	$12.00
Granted	—	—
Exercised	(5)	9.94
Canceled / Forfeited	—	—
Outstanding as of December 31, 2017	34	12.27	6 years	$150
Granted	1	19.36
Exercised	(5)	10.38
Canceled / Forfeited	—	—
Outstanding as of December 31, 2018	30	12.70	5 years	$124
Options exercisable as of December 31, 2018	24	11.98	5 years	$117

The total intrinsic value related to stock options exercised for the years ended December 31, 2018, 2017, and 2016 was $50 million, $32 million, and $6 million, respectively.

Restricted Stock Awards and Restricted Stock Units

The grant date fair value of each award is based on the closing stock price at the date of grant. Grants were made as incentive awards, which generally vest 20% on the first anniversary, 40% on the second anniversary, and the remaining 40% on the third anniversary. As of December 31, 2018, there was approximately $259 million of total unrecognized compensation expense related to restricted stock that will be recognized over the respective service period of approximately one year. During 2018, 2017, and 2016, the Company did not pay any significant cash amounts to repurchase stock awards from employees that terminated employment with the Company.

A summary of restricted stock award and restricted stock unit activity for the years ended December 31, 2018 and 2017 is as follows:

(awards/units in millions)	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2016	34	$13.59
Granted	23	16.94
Vested	(15)	13.86
Canceled / Forfeited	(4)	14.11
Non-vested as of December 31, 2017	38	15.47
Granted	12	16.80
Vested	(14)	14.79
Canceled / Forfeited	(4)	15.82
Non-vested as of December 31, 2018	32	16.24

The total fair value of shares vested (measured as of the date of vesting) for the years ended December 31, 2018, 2017, and 2016 was $215 million, $204 million, and $137 million, respectively.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6: Stockholders' Equity and Redeemable Noncontrolling Interest

Dividends

The Company’s senior secured revolving credit facility, senior secured term loan facility, and the indentures governing the senior secured notes limit the Company's ability to pay dividends. The restrictions are subject to numerous qualifications and exceptions, including an exception that allows the Company to pay a dividend to repurchase, under certain circumstances, stock held by employees, officers and directors that were obtained in connection with the stock compensation plan. The Company has not paid any cash dividends since the IPO.

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of OCI are as follows:

(in millions)	Beginning Balance	Pretax Gain (Loss) Amount	Tax (Benefit) Expense	Net-of- Tax Amount	Ending Balance
As of December 31, 2018
Foreign currency translation adjustment(a)	$(1,128)	$(124)	$(4)	$(120)	$(1,248)
Pension liability adjustments	(26)	(5)	(3)	(2)	(28)
Derivative instruments	12	(46)	—	(46)	(34)
Other	(2)	—	(2)	2	—
	$(1,144)	$(175)	$(9)	$(166)	$(1,310)

As of December 31, 2017
Foreign currency translation adjustment(a)	$(1,317)	$165	$(24)	$189	$(1,128)
Pension liability adjustments	(98)	93	21	72	(26)
Derivative instruments	3	9	—	9	12
Other	(2)	—	—	—	(2)
	$(1,414)	$267	$(3)	$270	$(1,144)

As of December 31, 2016
Foreign currency translation adjustment(a)	$(1,169)	$(149)	$(1)	$(148)	$(1,317)
Pension liability adjustments(b)	(136)	34	(4)	38	(98)
Derivative instruments	—	3	—	3	3
Other	(2)	—	—	—	(2)
	$(1,307)	$(112)	$(5)	$(107)	$(1,414)

(a)
Net-of-tax Foreign currency translation adjustment for the years ended December 31, 2018, 2017, and 2016 is different than the amount presented on the consolidated statements of comprehensive income by $(7) million, $12 million, and $(5) million, respectively, due to the foreign currency translation adjustment related to noncontrolling interests not included above.

(b)
2016 pretax benefit includes an approximate $10 million reclassification out of OCI to "Interest expense, net" in the consolidated statements of income related to the lump sum cash payout of certain U.S. based pension liabilities.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interest

The following table presents a summary of the redeemable noncontrolling interest activity:

(in millions)	Redeemable Noncontrolling Interest
Balance as of January 1, 2016	$77
Distributions	(33)
Share of income	33
Adjustment to redemption value of redeemable noncontrolling interest	(4)
Balance as of December 31, 2016	73
Distributions	(31)
Share of income	31
Adjustment to redemption value of redeemable noncontrolling interest	(1)
Balance as of December 31, 2017	72
Distributions	(32)
Share of income	31
Adjustment to redemption value of redeemable noncontrolling interest	6
Balance as of December 31, 2018	$77
Note 7: Net Income Per Share Attributable to First Data Corporation

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of the Company's basic and diluted net income attributable to First Data Corporation per share for the years ended December 31, 2018, 2017, and 2016:

	Year ended December 31,
(in millions, except per share amounts)	2018	2017	2016
Numerator:
Net income attributable to First Data Corporation	$1,005	$1,465	$420

Denominator:
Weighted-average shares used in computing net income per share, basic	929	916	902
Effect of dilutive securities	28	24	19
Total dilutive securities	957	940	921

Net income attributable to First Data Corporation per share:
Basic	$1.08	$1.60	$0.47
Diluted(a)	1.05	1.56	0.46

Anti-dilutive shares excluded from diluted net income per share	5	12	21

(a)	Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for all periods presented.
Note 8: Segment Information

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

•
Segment EBITDA (earnings before net interest expense, income taxes, depreciation, and amortization) includes equity earnings in affiliates and excludes depreciation and amortization expense, net income attributable to noncontrolling interests, other operating expenses, net, other income, and stock-based compensation.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s reportable segment results for the years ended December 31, 2018, 2017, and 2016:

	Year ended December 31, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Total revenues	$5,537	$1,596	$1,489	$—	$8,622
Equity earnings in affiliates	35	—	—	—	35
Total segment revenues	$5,572	$1,596	$1,489	$—	$8,657
Depreciation and amortization	$510	$339	$120	$7	$976
Segment EBITDA	1,995	662	778	(171)	3,264

	Year ended December 31, 2017
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Total revenues	$4,869	$1,623	$1,543	$—	$8,035
Equity earnings in affiliates	30	—	—	—	30
Total segment revenues	$4,899	$1,623	$1,543	$—	$8,065
Depreciation and amortization	$457	$352	$126	$12	$947
Segment EBITDA	1,824	680	729	(167)	3,066

	Year ended December 31, 2016
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Totals
Revenues:
Total revenues	$4,645	$1,593	$1,485	$—	$7,723
Equity earnings in affiliates	36	—	—	—	36
Total segment revenues	$4,681	$1,593	$1,485	$—	$7,759
Depreciation and amortization	$435	$357	$115	$14	$921
Segment EBITDA	1,725	646	666	(145)	2,892

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of reportable segment amounts to the Company’s consolidated balances for the years ended December 31, 2018, 2017, and 2016:

	Year ended December 31,
(in millions)	2018	2017	2016
Total segment revenues	$8,657	$8,065	$7,759
Adjustments:
Non wholly-owned entities(a)	22	64	80
Reimbursable items(b)	819	3,923	3,745
Consolidated revenues	$9,498	$12,052	$11,584

Total segment EBITDA	$3,264	$3,066	$2,892
Adjustments:
Non wholly-owned entities(a)	35	30	30
Depreciation and amortization	(1,009)	(972)	(949)
Interest expense, net	(917)	(931)	(1,078)
Loss on debt extinguishment	(153)	(80)	(70)
Other items(c)	82	(132)	(61)
Income tax (expense) benefit	(49)	729	(81)
Stock-based compensation	(248)	(245)	(263)
Net income attributable to First Data Corporation	$1,005	$1,465	$420

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

(b)	Reimbursable items for the year ended December 31, 2018 reflect adoption of the New Revenue Standard.

(c)	See "Other operating expenses, net" and "Other income" in the Company's consolidated statements of income.

Total segment assets, capital expenditures, and investment in unconsolidated affiliates are not disclosed, as the Company's CODM does not utilize such information when allocating resources to the segment or when assessing the segments' performance.

The following table presents a reconciliation of reportable segment depreciation and amortization expense to the amounts in the consolidated balances in the consolidated statements of cash flows and consolidated statements of income for the years ended December 31, 2018, 2017, and 2016:

	Year ended December 31,
(in millions)	2018	2017	2016
Segment depreciation and amortization	$976	$947	$921
Adjustments for non-wholly-owned entities	63	70	75
Amortization of payments for customer contracts(a)	51	56	65
Total consolidated depreciation and amortization per consolidated statements of cash flows	1,090	1,073	1,061
Amortization of equity method investment(b)	(30)	(45)	(47)
Amortization of payments for customer contracts(a)	(51)	(56)	(65)
Total consolidated depreciation and amortization per consolidated statements of income	$1,009	$972	$949

(a)	Included in "Revenues excluding reimbursable items" as contra-revenue in the Company's consolidated statements of income.

(b)	Included in "Equity earnings in affiliates" in the Company's consolidated statements of income.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables presents revenues and long-lived assets by principal geographic area for the years ended December 31, 2018, 2017, and 2016:

(in millions)	United States	International	Total
Revenues:
2018	$7,463	$2,035	$9,498
2017	10,201	1,851	12,052
2016	9,890	1,694	11,584
Long-Lived Assets:
2018	$20,118	$1,903	$22,021
2017	20,324	2,456	22,780
2016	18,846	2,272	21,118
Note 9: Income Tax

The components of pretax income and provision for income taxes for the years ended December 31, 2018, 2017, and 2016, consisted of the following:

	Year ended December 31,
(in millions)	2018	2017	2016
Components of pretax income:
Domestic	$535	$484	$492
Foreign	712	451	249
Pretax income	$1,247	$935	$741
Provision for income taxes:
Federal	$18	$(795)	$20
State and local	(66)	(32)	20
Foreign	97	98	41
Income tax expense (benefit)	$49	$(729)	$81

Effective income tax rate	4%	(78)%	11%

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s effective tax rates differ from statutory rates as follows:

	Year ended December 31,
	2018	2017	2016
Federal statutory rate	21%	35%	35%
State income taxes, net of federal income tax benefit	1	2	2
Nontaxable income from noncontrolling interests	(3)	(7)	(11)
Impact of foreign operations(a)	5	(1)	13
Valuation allowances	(4)	(147)	(35)
Liability for unrecognized tax benefits	(11)	2	—
Prior year adjustments(b)	1	(10)	3
Enacted tax rate changes	—	27	(1)
Other tax reform bill impact for foreign related items	—	17	—
Equity compensation	(1)	—	5
Impact of divestitures	(4)	2	—
Research and development tax credits	(2)	—	—
Other	1	2	—
Effective tax rate	4%	(78)%	11%

(a)	The impact of foreign operations includes the U.S. tax consequences of foreign operations.

(b)	Includes primarily prior year changes in estimates and true-ups for certain foreign and state net operating loss carryforwards as a result of tax rate and restructuring changes.

The Company’s income tax provision (benefit) consisted of the following components:

	Year ended December 31,
(in millions)	2018	2017	2016
Current:
Federal	$(121)	$8	$22
State and local	(24)	23	24
Foreign	87	93	73
	(58)	124	119
Deferred:
Federal	139	(803)	(2)
State and local	(42)	(55)	(4)
Foreign	10	5	(32)
	107	(853)	(38)
Income tax expense (benefit)	$49	$(729)	$81

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table outlines the principal components of deferred tax items:

	As of December 31,
(in millions)	2018	2017
Deferred tax assets related to:
Reserves and other accrued expenses	$139	$66
Employee related liabilities	112	121
Deferred revenues	16	30
Net operating losses and tax credit carryforwards	1,693	2,281
U.S. foreign tax credits on undistributed earnings	48	39
Foreign exchange loss	2	—
Total deferred tax assets	2,010	2,537
Valuation allowance	(949)	(1,214)
Realizable deferred tax assets	1,061	1,323
Deferred tax liabilities related to:
Property, equipment, and intangibles	(686)	(772)
Pension obligations	(65)	(67)
Investment in affiliates and other	(221)	(209)
Tax on foreign undistributed earnings	(14)	(12)
Foreign exchange gain	—	(35)
Total deferred tax liabilities	(986)	(1,095)
Net deferred tax asset	$75	$228

The Company’s deferred tax assets and liabilities included in the consolidated balance sheets were as follows:

	As of December 31,
(in millions)	2018	2017
Deferred tax assets	$172	$305
Deferred tax liabilities	(97)	(77)
Net deferred tax asset	$75	$228

As of December 31, 2018 and 2017, the Company had recorded valuation allowances of $0.9 billion and $1.2 billion, respectively, against its net deferred tax assets. The decrease to the valuation allowance of $0.3 billion in 2018 was primarily due to gain recapture in Luxembourg, which resulted in a corresponding reduction to the deferred tax asset related to net operating losses.

The following table presents the amounts of federal, state, and foreign net operating loss carryforwards, general business credit, and minimum tax credit carryforwards:

(in millions)	Year ended December 31, 2018
Federal net operating loss carryforwards(a)	$3,105
State net operating loss carryforwards(b)	4,835
Foreign net operating loss carryforwards(c)	2,622
General business credit carryforwards(d)	33
Minimum tax credit carryforwards(e)	15

(a)	If not utilized, these carryforwards will expire by year 2037.

(b)	Will expire if not utilized, for the years 2019, 2020, and 2021 of $244 million, $193 million, and $68 million, respectively, and the remaining through 2038.

(c)
Foreign net operating loss carryforwards of $49 million, if not utilized, will expire in years 2019 through 2038. The remaining foreign net operating loss carryforwards of $2.6 billion have an indefinite life.

(d)	If not utilized, these carryforwards will expire in years 2027 through 2038.

(e)	These carryforwards are refundable credits and will be utilized or refunded between 2019 and 2021.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company intends to indefinitely invest its net equity in its foreign operations, with the exception of any undistributed foreign earnings in those jurisdictions with positive earnings. Under the U.S. tax reform law changes enacted during 2017, all existing positive earnings were deemed to be distributed, and future foreign earnings generally will not be taxed in the U.S upon distribution. Accordingly, as of December 31, 2018, no provision had been made for U.S. federal and state income taxes on the cumulative amount of temporary differences related to investments in foreign subsidiaries. Upon sale or liquidation of these investments, the Company would potentially be subject to U.S., state, and foreign income taxes and withholding taxes payable to the various foreign countries. However, it is not practicable to determine the amount of any potential additional tax that may be payable in the event of a sale or liquidation of these investments.

On December 22, 2017, the Tax Cuts and Jobs Act (tax reform bill) was signed into law in the U.S. The provisions of the tax reform bill with the most significant implications to the Company were the reduction of the federal tax rate from 35% to 21%, the creation of a 100% participation exemption for foreign dividends, the enactment of a one-time transition tax on existing foreign earnings, limitations on the deductibility of interest expense, and the establishment of global intangible low-taxed income (GILTI) rules. The first three provisions impacted the year-ended December 31, 2017. At December 31, 2017, the Company made a reasonable estimate of the effects on its existing deferred tax balances, valuation allowance assessment for certain tax assets and the one-time transition tax. The Company recognized a provisional net tax expense of $353 million in the year ended December 31, 2017 related to the tax reform bill, which is included as a component of income tax expense from continuing operations. At December 31, 2018, the Company finalized its 2017 calculation under SAB 118 and did not materially change the net tax expense of $353 million related to the tax reform bill provisionally recorded in 2017.

The tax reform bill subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

In addition, given the mechanics of the GILTI calculation, the FASB provides two methods to consider the realizability of net operating loss carryforwards in the valuation allowance assessment: (i) consider the realizable benefit of a net operating loss deferred tax asset by comparing the incremental cash taxes in the calculation of GILTI with and without the net operating loss (the incremental cash tax savings approach) or (ii) consider the tax law ordering to determine whether the net operating loss deferred tax asset is expected to be realized (the tax-law ordering approach). As of December 31, 2018, the Company has finalized its policy election to use the tax law ordering approach in its consideration of the realizability of net operating loss deferred tax assets in its valuation allowance assessment.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the unrecognized tax benefits was as follows:

(in millions)	Unrecognized Tax Benefits
Balance as of January 1, 2016	$249
Increases for tax positions of prior years	2
Decreases for tax positions of prior years	(1)
Decreases for cash settlements with taxing authorities	(1)
Decreases due to the lapse of the applicable statute of limitations	(9)
Balance as of December 31, 2016	240
Increases for tax positions of prior years	14
Decreases for tax positions of prior years	(10)
Decreases for tax positions related to the current period	(3)
Decreases for cash settlements with taxing authorities	(1)
Decreases due to the lapse of the applicable statute of limitations	(7)
Decreases due to change in tax rates	(13)
Balance as of December 31, 2017	220
Increases for tax positions of prior years	11
Decreases for tax positions of prior years	(122)
Increases for tax positions related to the current period	1
Decreases due to the lapse of the applicable statute of limitations	(15)
Balance as of December 31, 2018	$95

Most of the unrecognized tax benefits are included in “Other long-term liabilities” on the consolidated balance sheets, net of the federal benefit on state income taxes (approximately $5 million as of December 31, 2018). However, those unrecognized tax benefits that affect the federal consolidated tax years ending December 31, 2008 through December 31, 2018 are included in “Other long-term assets” on the consolidated balance sheets, as these items reduce the Company’s net operating loss and credit carryforwards from those periods. The unrecognized tax benefits as of December 31, 2018, 2017, and 2016 included approximately $70 million, $130 million, and $133 million, respectively, of tax positions that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in “Income tax expense (benefit)” in the consolidated statements of income. Cumulative accrued interest and penalties (net of related tax benefits) are not included in the ending balances of unrecognized tax benefits. Cumulative accrued interest and penalties are included in “Other long-term liabilities” on the consolidated balance sheets while the related tax benefits are included in “Other long-term assets” on the consolidated balance sheets. The following table presents the approximate amounts associated with accrued interest expense and the cumulative accrued interest and penalties:

	Year ended December 31,
(in millions)	2018	2017	2016
Current year accrued interest expense (net of related tax benefits)	$4	$6	$5
Cumulative accrued interest and penalties (net of related tax benefits)	13	60	48

As of December 31, 2018, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $17 million within the next 12 months as a result of the possible closure of federal tax audits, potential settlements with certain states and foreign countries, and the lapse of the statute of limitations in various state and foreign jurisdictions.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2018, the Company was no longer subject to income tax examination by the U.S. federal jurisdiction for years before 2008. State and local examinations are substantially complete through 2010. Foreign jurisdictions generally remain subject to examination by their respective authorities from 2007 forward, none of which are considered major jurisdictions.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to the Tax Allocation Agreement executed at the time of the spin-off of The Western Union Company (Western Union) on September 29, 2006, Western Union was responsible for and required to indemnify the Company against all taxes, interest, and penalties that relate to Western Union for periods prior to the spin-off date. During 2018, a pre-spin-off audit cycle was settled for which Western Union indemnified the Company for tax positions covered under the Tax Allocation Agreement. There was no impact to 2018 earnings as a result of this indemnification.
Note 10: Related Party Transactions

Merchant Alliances

A substantial portion of the Company’s business within the Global Business Solutions segment is conducted through merchant alliances. Merchant alliances are alliances between the Company and financial institutions. If the Company has control over an alliance, then the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated upon consolidation. If the Company does not control the alliance, the Company uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing fees charged to alliances accounted for under the equity method. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank enter into a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. As of December 31, 2018 and 2017, the Company had $32 million and $35 million, respectively, of amounts due from unconsolidated merchant alliances included within "Accounts receivable, net" in the Company's consolidated balance sheets. As of December 31, 2018 and 2017, the Company had $4 million and $6 million, respectively, of amounts due to unconsolidated merchant alliances included within "Accounts payable and accrued liabilities" in the Company's consolidated balance sheets.

Relationship with KKR Capital Markets

For the years ended December 31, 2018, 2017, and 2016, KKR Capital Markets LLC, an affiliate of KKR, acted as an arranger and bookrunner for various financing transactions under the existing credit agreements, and as an initial purchaser of certain existing notes issued by the Company. KKR Capital Markets LLC, did not receive any fees for the year ended December 31, 2018, but did receive underwriter and transactions fees totaling $2 million and $17 million for the years ended December 31, 2017 and 2016, respectively.

Indemnifications

In the third quarter of 2018, the Company agreed to indemnify the co-founders of KKR if their personal information is misused due to sharing their information under the EU’s 4th Money Laundering Directive for registering the Ultimate Beneficial Owners. The maximum potential amount of future payments the Company could be required to make under this indemnification agreement is unlimited. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
Note 11: Other Operating Expenses, Net

The following table details the components of “Other operating expenses, net" in the consolidated statements of income:

	Year ended December 31,
(in millions)	2018	2017	2016
Restructuring, net	$85	$83	$49
Deal and deal integration costs	3	27	—
Asset impairment	—	13	—
Merchant matters	20	10	—
Other	11	10	2
Other operating expenses, net	$119	$143	$51

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring

During the years ended December 31, 2018, 2017, and 2016, the Company recorded restructuring charges in connection with ongoing expense management initiatives. The Company has ongoing initiatives, which are expected to result in approximately $20 million over the next twelve months. The Company continues to evaluate operating efficiencies and could incur further restructuring costs beyond these initiatives.

A summary of net pretax charges incurred by segment was as follows for the years ended December 31, 2018, 2017, and 2016:

	Year ended December 31,
(in millions)	2018	2017	2016
Global Business Solutions	$22	$36	$9
Global Financial Solutions	13	17	10
Network & Security Solutions	25	8	3
Corporate	25	22	27
Restructuring, net	$85	$83	$49

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2017 and 2018:

(in millions)	Employee Severance	Other	Total
Remaining accrual as of January 1, 2017	$9	$—	$9
Employee expense	83	—	83
Cash payments and other	(71)	—	(71)
Remaining accrual as of December 31, 2017	21	—	21
Employee expense	67	—	67
Exit costs	—	18	18
Cash payments and other	(79)	(11)	(90)
Remaining accrual as of December 31, 2018	$9	$7	$16

Deal and Deal Integration Costs

During 2017, the Company completed three acquisitions, the two largest were CardConnect and BluePay. In connection with these acquisitions, the Company incurred $27 million in deal and deal integration costs for the year ended December 31, 2017. Deal and deal integration costs include asset impairment of $9 million, banker fees and other costs to close the transaction of $7 million, and other integration costs. See note 13 "Acquisitions and Dispositions" of these consolidated financial statements for details regarding the Company's acquisitions.

Asset Impairment

For the year ended December 31, 2017, the Company incurred $6 million loss on a prepaid asset related to an early contract terminated and a loss of $7 million related to write down of abandoned technology and property.

Merchant Matters

During the years ended December 31, 2018 and 2017 the Company incurred $20 million and $10 million, respectively, in costs related to customer matters.

Other

For the year ended December 31, 2018, the Company incurred $8 million in costs related to the transition of its card processing business in Central and South Eastern Europe. For the year ended December 31, 2017, the $10 million in costs is related to earnout expense associated with a previous acquisition.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12: Settlement Assets and Obligations

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

The principal components of the Company’s settlement assets and obligations were as follows:

	As of December 31,
(in millions)	2018	2017
Settlement assets:
Cash and cash equivalents	$3,191	$1,738
Due from card associations, bank partners, and merchants	8,232	18,625
Total settlement assets	$11,423	$20,363
Settlement obligations:
Payment instruments outstanding	$12	$11
Card settlements due to merchants	11,411	20,352
Total settlement obligations	$11,423	$20,363

The changes in settlement assets and obligations are presented on a net basis within operating activities in the consolidated statements of cash flows. However, because the changes in the settlement assets balance exactly offset changes in settlement obligations, the activity nets to zero.
Note 13: Acquisitions and Dispositions

2018 Acquisitions

In January 2018, the Company acquired 100% of GreekBill, a web-based billing and financial management company catering exclusively to fraternities and sororities. The purchase price was $17 million and GreekBill is reported as part of the Company's Global Business Solutions segment. The acquisition of GreekBill had an immaterial impact on revenue and operating income.

2017 Acquisitions

In May 2017, the Company acquired 100% of Accullink Inc. (Acculynk), a leading technology company that delivers eCommerce solutions for debit card acceptance. The acquisition included Acculynk's PaySecure debit routing technology and its range of other services. The purchase price was $85 million and Acculynk is reported as part of the Company's Global Business Solutions segment.

In July 2017, the Company acquired 100% of CardConnect Corp. (CardConnect) for $763 million in cash, net of cash acquired. CardConnect is an innovative provider of payment processing and technology solutions and was one of the Company's largest distribution partners. The transaction is expected to enable the Company to bring innovative partner management tools to improve merchant retention, accelerate the Company's firm-wide independent software vendor (ISV) initiative and bring immediate capabilities in enterprise resource planning (ERP) integrated payment solutions to its customers. CardConnect operations are reported as part of the Company's Global Business Solutions segment. The acquisition was accounted for as a business combination and the accounting is complete.

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

The Company accounted for the business combination as follows:

(in millions)	Amount
Other current assets	$58
Property and equipment	7
Intangible assets	463
Goodwill	432
Current liabilities	(58)
Deferred tax liabilities	(139)

The following table sets forth the components of the intangible assets:

(in millions)	Acquisition-Date Fair Value	Useful Life (Years)
Agent relationships	$296	18
Merchant relationships	84	7
Software systems	39	5
Residual buyouts	23	4
Trade name	21	9
	$463

In connection with the closing of the acquisition, the Company incurred $6 million of transactions costs, which has been included as deal and deal integration costs within "Other operating expenses, net" in the consolidated statement of income for the year ended December 31, 2017.

The revenue and earnings of CardConnect have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Supplemental pro forma results of income of the combined entities have not been presented as the financial impact to the Company’s consolidated financial statements would be immaterial.

In December 2017, the Company acquired 100% of BluePay Holdings, Inc. (BluePay) for $759 million in cash, net of cash acquired. BluePay is a provider of technology-enabled payment processing for merchants in the U.S. and Canada and was one of the Company's largest distribution partners with a strong focus on software-enabled payments and card-not-present transactions. The transaction is expected to be highly complementary to the Company's earlier acquisition of CardConnect and enhance the Company's suite of innovative partner management tools to improve merchant retention, accelerate the Company's firm-wide ISV initiative and bring immediate capabilities in ERP integrated payment solutions to its customers. BluePay operations are reported as part of the Company's Global Business Solutions segment. The acquisition was accounted for as a business combination and the accounting is complete.

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

The Company accounted for the business combination as follows:

(in millions)	Amount
Other current assets	$27
Property and equipment	3
Intangible assets	450
Goodwill	389
Current liabilities	(25)
Deferred tax liabilities	(85)

The following table sets forth the components of the intangible assets:

(in millions)	Acquisition-Date Fair Value	Useful Life (Years)
Agent relationships	$195	18
Merchant relationships	216	10
Software systems	27	5
Trade name	12	5
	$450

In connection with the closing of the acquisition, the Company incurred $1 million of transactions costs, which has been included as deal and deal integration costs within "Other operating expenses, net" in the consolidated statement of income for the year ended December 31, 2017.

The revenue and earnings of BluePay have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Supplemental pro forma results of income of the combined entities have not been presented as the financial impact to the Company’s consolidated financial statements would be immaterial.

In October 2017, the Company formed a digital banking joint venture, named Apiture, which combines FDC and Live Oak Bancshares, Inc. digital banking platforms, products, and services, delivering innovative technology solutions tailored for financial institutions. The joint venture will be accounted for as an equity method investment, as Apiture is owned and managed equally between the Company and Live Oak Bancshares, Inc. As a result, the contributed digital banking business is no longer consolidated into the Company’s results. During the year ended December 31, 2016, the Company’s digital banking business had revenue and operating income of $57 million and $11 million, respectively. Associated with the transaction, the Company recognized an $18 million gain on the formation of the joint venture, included within "Other income" in the consolidated statement of income as of December 31, 2017. The gain recognized represents the excess investment value over assets contributed.

2018 Dispositions

In September 2018, the Company divested its card processing business in Central and Southeastern Europe for proceeds of €387 million (the U.S. dollar equivalent is $449 million), subject to closing adjustments. The divestiture does not represent a strategic shift that will have a major effect on the Company’s operations and financial statements. The card processing business in Central and Southeastern Europe was reported within the Global Financial Solutions segment and had revenue and operating income of $79 million and $15 million, respectively, for 2018 through the disposition date. The total gain on disposition recognized was $174 million, which is included in "Other income" in the consolidated statement of income as of December 31, 2018.

In August 2018, the Company divested 100% of its remittance processing business in the U.S. for proceeds of $100 million, subject to closing adjustments. The remittance processing business is reported within the Global Financial Solutions segment and had revenue and operating loss of $50 million and $1 million, respectively, for 2018 through the disposition date. The total gain on disposition recognized was $28 million, which is included in "Other income" in the consolidated statement of income as of December 31, 2018.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017 Dispositions

In September 2017, the Company divested all of its businesses in Lithuania, Latvia and Estonia for €73 million (the U.S. dollar equivalent is $85 million). The businesses were reported within the Global Financial Solutions segment. Associated with the transaction, the Company recognized a $4 million loss on the sale which is included in "Other income" in the consolidated statement of income as of December 31, 2017.

2016 Dispositions

In September 2016, the Company completed the sale of its Australian ATM business, which was reported as part of the Company's Global Business Solutions segment. Associated with the transaction, the Company recognized a $34 million loss on the sale, included within "Other income" in the consolidated statement of income as of December 31, 2016. The loss is comprised of investments of $72 million reduced by cash proceeds of $38 million. The cash proceeds are reflected within "Proceeds from dispositions" within the consolidated statement of cash flows as of December 31, 2016.
Note 14: Derivative Financial Instruments

The Company enters into the following types of derivatives:

•
Interest rate contracts: The Company uses a combination of floating to fixed interest rate swaps and collars to mitigate its exposure to interest rate fluctuations on interest payments related to variable rate debt. For interest rate swaps, floating rate payments are received in exchange for fixed-rate payments. For interest rate collar contracts, no payments or receipts are exchanged unless interest rates rise or fall in excess of a predetermined ceiling or floor rate. The Company uses these contracts in a qualifying hedging relationship.

•
Foreign exchange contracts: The Company uses cross-currency swaps to protect the net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency exchange rates. The Company uses these contracts in qualifying hedging relationships.

The Company held the following derivative instruments as of December 31, 2018 and 2017:

	As of December 31,
	2018				2017
(in millions)	Notional Currency	Notional Value	Assets (a)	Liabilities (a)	Notional Currency	Notional Value	Assets (a)	Liabilities (a)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts(b)	AUD	—	$—	$—	AUD	100	$28	$—
Foreign exchange contracts	EUR	915	—	19	EUR	915	—	76
Foreign exchange contracts	GBP	150	6	—	GBP	150	—	6
Foreign exchange contracts	CAD	95	5	—	CAD	95	—	2
			11	19			28	84
Derivatives designated as cash flow hedges:
Interest rate collar contracts(c)	USD	2,800	10	—	USD	4,300	12	—
Interest rate swap contracts(d)	USD	7,250	—	44			—	—
			10	44			12	—
			$21	$63			$40	$84

(a)
The Company's derivatives are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b)	Foreign exchange contract expired January 2018.
(c) The interest rate collar with a notional value of $1.5 billion matured in September 2018. The remaining interest rate collars with a notional value of $1.3 billion and $1.5 billion will mature in January 2019 and September 2019, respectively.
(d) The Company entered into new interest rate swaps with a notional value of $2.5 billion in May 2018 which expires in May 2021. The Company entered into new interest rate swap contracts with a notional value of $4.75 billion in December 2018 which expires in December 2020.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2018, the Company has not posted any collateral related to any of its derivative financial instruments.

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

Effect of Derivative Instruments on the Consolidated Financial Statements

Derivative gains and (losses) were as follows for the years ended December 31, 2018, 2017, and 2016:

	Year ended December 31,
	2018		2017		2016
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:
Gain (loss) recognized in "Foreign currency translation adjustment" in the consolidated statements of comprehensive income (effective portion)	$—	$104	$—	$(98)	$—	$58
(Loss) gain recognized in "Derivative instruments" in the consolidated statements of comprehensive income (effective portion)	(46)	—	9	—	3	—
Derivatives not designated as hedging instruments:
Loss recognized in "Other income" in the consolidated statements of income	$—	$—	$—	$—	$(5)	$—

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income for the years ended December 31, 2018, 2017, and 2016 related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company:

	Year ended December 31,
(in millions, after tax)	2018	2017	2016
Accumulated gain included in other comprehensive income at beginning of the period	$121	$177	$116
Increase (decrease) in fair value of derivatives that qualify for hedge accounting, net of tax(a)(b)	44	(56)	61
Accumulated gain included in other comprehensive income at end of the period	$165	$121	$177

(a)	Gains are included in "Derivative instruments" and “Foreign currency translation adjustment” on the consolidated statements of comprehensive income.

(b)	Net of $(14) million, $33 million, and $0 million tax (expense) benefit for the years ended December 31, 2018, 2017, and 2016, respectively.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options and escalation provisions. The Company incurred total rent expense of $83 million, $80 million, and $79 million for the years ended December 31, 2018, 2017, and 2016, respectively. Future minimum aggregate rental commitments as of December 31, 2018 under all noncancelable operating leases, net of sublease income are due in the following years:

Year ended December 31, (in millions)	Amount
2019	$59
2020	52
2021	47
2022	41
2023	36
Thereafter	91
Total	$326

The Company has certain guarantees embedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company believes the fair value of such guarantees is insignificant due to the likelihood and extent of the potential changes.

Letters of Credit

The Company has $35 million in outstanding letters of credit as of December 31, 2018, of which $5 million and $30 million were issued under the Company’s senior secured and unsecured revolving credit facilities, respectively. See "Senior Secured Revolving Credit Facility" and "Senior Unsecured Revolving Credit Facility" provided in note 2 "Borrowings" of these consolidated financial statements for more information. The letters of credit are held in connection with lease arrangements, bankcard association agreements, and other security agreements. The Company expects to renew most of the letters of credit prior to expiration.

Legal

The Company is involved in various legal proceedings. Accruals have been made with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company. The matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition and/or results of income.

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) merchant matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee, and collection activities or other claims arising from its merchant business; and (3) other matters which may include issues such as employment and indemnification obligations to purchasers of former subsidiaries. The Company's estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $5 million for patent infringement, $0 to $93 million for merchant matters, and $0 to $5 million for other matters, resulting in a total estimated range of possible losses of $0 to $103 million for all of the matters described above.

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
Note 16: Employee Benefit Plans

Defined Contribution Plans

The Company maintains defined contribution benefit plans covering virtually all of the Company’s U.S. employees and defined contribution pension plans for international employees primarily in the United Kingdom and Australia. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, Company matching and discretionary Company contributions. Effective January 1, 2014, the Company suspended matching contributions for all U.S. participants. As a result, the U.S. Plan is no longer a safe harbor plan. The Company plans to reinstate a matching contributions plan for U.S. participants on January 1, 2019.

The following table presents the aggregate amounts charged to expense in connection with these plans:

Year ended December 31, (in millions)	Amount
2018	$13
2017	10
2016	11

Defined Benefit Plans

The Company has defined benefit pension plans which are frozen and covers certain full-time employees in the United Kingdom and the U.S. The Company also has separate plans covering certain employees located primarily in Germany and Austria.

The Company contributed cash in the amount of $0 million, $19 million, and $19 million to defined benefit plans for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company recognizes the funded status of its defined benefit pension plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated balance sheets, as follows:

	As of December 31,
(in millions)	2018	2017
U.K. plan:
Plan benefit obligations	$(597)	$(686)
Fair value of plan assets	786	891
Net pension assets(a)	189	205

U.S. and other foreign plans:
Plan benefit obligations	(205)	(234)
Fair value of plan assets	143	166
Net pension liabilities(b)	(62)	(68)
Funded status of the plans	$127	$137

(a)	Pension assets are included in “Other long-term assets” of the consolidated balance sheets.

(b)	Pension liabilities are included in “Other long-term liabilities” of the consolidated balance sheets.

The accumulated benefit obligation for all defined benefit pension plans was $802 million and $920 million as of December 31, 2018 and 2017, respectively.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the valuation techniques described in note 1 "Summary of Significant Accounting Policies", as of December 31, 2018, Plan assets are comprised of approximately 15% of Level 1 securities, 85% of Level 2 securities, and an immaterial amount of Level 3 securities.

The Plan paid benefits in the amount of $56 million, $59 million, and $39 million for the periods ended December 31, 2018, 2017, and 2016, respectively. The estimated future benefit payments, which reflect expected future service, are expected to be as follows:

Year ended December 31, (in millions)	Amount
2019	$29
2020	30
2021	33
2022	34
2023	37
2024-2028	197

The Company's post-retirement health care and other insurance benefits for retired employees are limited and not material.
Note 17: Supplemental Financial Information

Supplemental Consolidated Statements of Income Information

The following table details the components of “Other income” on the consolidated statements of income:

	Year ended December 31,
(in millions)	2018	2017	2016
Investment gains	$3	$1	$35
Divestitures	197	18	(34)
Non-operating foreign currency gains (loss)	6	(1)	19
Other miscellaneous expense	(5)	(2)	(3)
Other income	$201	$16	$17

Investment gains

On June 21, 2016, Visa Inc. (Visa) acquired Visa Europe (VE), of which the Company was a member and shareholder through certain subsidiaries. On June 21, 2016, the Company received cash of €24.2 million ($27 million equivalent at June 21, 2016) and Visa preferred stock which is convertible into Visa common shares. The Company will also receive a deferred payment three years after the closing date of the acquisition, valued at approximately €2.3 million ($2.6 million equivalent at June 21, 2016). As of June 21, 2016, the Class A common stock equivalent of the preferred stock was approximately $19 million. However, the preferred shares have been assigned a value of zero based on transfer restrictions and Visa's ability to adjust the conversion ratio dependent on the outcome of existing and potential litigations in the Visa Europe territory over the next 10 years. The Company did not identify any relevant transactions in Visa preferred stock on or before December 31, 2018, with observable price changes, and thus the Company continues to carry these shares at zero value.

Divestitures

See note 13 "Acquisitions and Dispositions" of these consolidated financial statements for more information on the Company's significant divestitures.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Consolidated Balance Sheet Information

	As of December 31,
(in millions)	2018	2017
Prepaid expenses and other current assets:
Prepaid expenses	$133	$156
Inventory	116	98
Other	70	81
Total Prepaid expenses and other current assets	$319	$335

Property and equipment:
Land	$50	$58
Buildings	235	270
Leasehold improvements	117	96
Equipment and furniture	1,603	1,508
Equipment under capital lease	547	607
Property and equipment	2,552	2,539
Less: Accumulated depreciation	(1,647)	(1,588)
Total Property and equipment, net of accumulated depreciation	$905	$951

Accounts payable and accrued liabilities:
Accounts payable	$276	$247
Accrued interest expense	147	154
Other accrued expenses	724	712
Other	489	546
Total Accounts payable and accrued liabilities	$1,636	$1,659

Note 18: Investment in Affiliates

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

As of December 31, 2018, there were twenty-one affiliates accounted for under the equity method of accounting, comprised of seven merchant alliances and fourteen strategic investments in companies in related markets.

As of December 31, 2018, the Company had no unconsolidated significant subsidiaries that were not required to be consolidated, but represented more than 20% of the Company’s pretax income. For the year ended December 31, 2017, the Wells Fargo alliance did meet the Significant Subsidiary test provided in Regulations S-X Rule 1-02 (w) in that the Company's equity earnings of this alliance exceeded 20% of the Company's consolidated income from continuing operations before income taxes.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is presented below:

	As of December 31,
(in millions)	2018	2017
Total current assets	$3,764	$5,427
Total long-term assets	187	239
Total assets	$3,951	$5,666

Total current liabilities	$3,669	$5,347
Total long-term liabilities	3	8
Total liabilities	$3,672	$5,355

The primary components of assets and liabilities are settlement-related accounts similar to those described in note 12 "Settlement Assets and Obligations" of these consolidated financial statements.

	Year ended December 31,
(in millions)	2018	2017	2016
Net operating revenues	$1,372	$1,374	$1,434
Operating expenses	745	712	666
Operating income	$627	$662	$768
Net income	$615	$646	$749
FDC equity earnings	221	222	260

The formation of a merchant alliance accounted for under the equity method of accounting generally involves the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentages. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in affiliates exceeded its proportionate share of the investees’ net assets was approximately $0.9 billion and $0.9 billion as of December 31, 2018 and 2017, respectively.

The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized. The estimated future amortization expense for these intangible assets as of December 31, 2018 is as follows:

Year ended December 31, (in millions)	Amount
2019	$4

These amounts assume that these alliances continue as they currently exist. Much of the difference between the Company's proportionate share of the investees’ net income and the Company's equity earnings relate to this amortization.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19: Selected Quarterly Financial Results (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2018 and 2017:

	2018
(in millions, except per share amounts)	First	Second	Third	Fourth
Revenues	$2,282	$2,448	$2,369	$2,399
Expenses	1,934	1,910	1,894	1,865
Operating profit	$348	$538	$475	$534
Net income	$134	$402	$448	$214
Net income attributable to First Data Corporation	101	341	401	162
Net income per share:
Basic	0.11	0.37	0.43	0.17
Diluted	0.11	0.36	0.42	0.17

	2017
(in millions, except per share amounts)	First	Second	Third	Fourth
Revenues	$2,801	$3,025	$3,076	$3,150
Expenses	2,475	2,558	2,659	2,652
Operating profit	$326	$467	$417	$498
Net income	$79	$243	$340	$1,002
Net income attributable to First Data Corporation	36	185	296	948
Net income per share:
Basic	0.04	0.20	0.32	1.03
Diluted	0.04	0.20	0.31	1.00
The 2018 results include the impact of adopting the New Revenue Standard. See note 1 "Summary of Significant Accounting Policies" for more information.

The change in net income during the fourth quarter of 2017 was primarily driven by the release of a valuation allowances associated with the Company's deferred tax assets.
Note 20: Subsequent Events

On January 16, 2019, the Company and Fiserv, Inc. (Fiserv), and 300 Holdings, Inc. (Merger Sub), a wholly-owned subsidiary of Fiserv, entered into an agreement and plan of merger (Merger Agreement), pursuant to which the Company will merge into Merger Sub (the Merger). The terms are subject to the conditions set forth in the Merger Agreement, which states at closing each share of the Company's common stock issued and outstanding will be converted into the right to receive 0.303 (Exchange Ratio) of a share of common stock, par value $0.01 per share, of Fiserv. The Company's equity awards will generally be converted into Fiserv equity awards after giving effect to the Exchange Ratio and appropriate adjustments and be governed by the same terms and conditions as applicable to the Company's corresponding equity awards. Completion of the Merger is subject to customary closing conditions for both parties. The Company currently anticipate that it will close the merger during the second half of 2019. For additional information see Form 425 filed with the Securities and Exchange Commission dated January 16, 2019 and available through the “Investor Relations” portion of our website at http://investor.firstdata.com.

FIRST DATA CORPORATION
SCHEDULE II—Valuation and Qualifying Accounts

		Additions		Deductions
Description (in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Reclassifications from Other Accounts(a)	Write-offs Against Assets	Balance at End of Period
Year ended December 31, 2018 deducted from receivables	$54	$82	$—	$84	$52
Year ended December 31, 2017 deducted from receivables	87	82	1	116	54
Year ended December 31, 2016 deducted from receivables	83	85	1	82	87

(a)	Amounts related to reclassifications from "Accounts payable and accrued liabilities" to "Allowance for doubtful accounts" in the Company's consolidated balance sheets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2018. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting

As a part our ongoing expense management initiatives, we continue to migrate and reorganize certain operations and functions within the Company. These efforts continue to present transitional risks to maintaining adequate internal controls over financial reporting. Additionally, due to the recently adopted New Revenue Standard, we have implemented changes to our internal controls over revenue recognition and related disclosures. Other than with respect to these items, there were no changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of First Data Corporation

Opinion on Internal Control over Financial Reporting

We have audited First Data Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Data Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the "financial statements") of the Company and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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
February 26, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
All information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission (SEC) within 120 days after December 31, 2018 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Page
Index to Financial Statements	57

(2)	Financial Statement Schedules

Page
Index to Financial Statements	57

 (3)                 Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.

(b)	The following exhibits are filed as part of this Annual Report or, where indicated, were filed and are incorporated by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 16, 2019, by and among Fiserv, Inc., 300 Holdings, Inc., and First Data Corporation	8-K	1-11073	2.1	1/18/2019

3.1(a)	Ninth Amended and Restated Certificate of Incorporation	8-K	1-11073	3.1	10/19/2015

3.1(b)	Certificate of Retirement of 175,001,996 Shares of Class B Common Stock	8-K	1-11073	3.1	12/27/2016

3.1(c)	Certificate of Retirement of 102,150,250 Shares of Class B Common Stock	8-K	1-11073	3.1	12/21/2017

3.1(d)	Certificate of Retirement of 74,577,965 Shares of Class B Common Stock	8-K	1-11073	3.1	12/12/2018

3.2	Amended and Restated By-laws	10-K	1-11073	3.2	2/21/2018

4.1	Indenture, dated as of August 11, 2015, among First Data Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.375% Senior Secured Notes Due 2023	8-K	1-11073	4.1	8/13/2015

4.2	Indenture, dated as November 18, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.000% Senior Notes due 2023	8-K	1-11073	4.1	11/20/2015

4.3	Indenture, dated as November 25, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.000% Senior Secured Notes due 2024	8-K	1-11073	4.1	12/1/2015

4.4	Indenture, dated as November 25, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 5.750% Senior Secured Second Lien Notes due 2024	8-K	1-11073	4.4	12/1/2015

4.5	First Supplemental Indenture, dated as of March 29, 2016, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the additional 5.000% Senior Secured Notes due 2024	8-K	1-11073	4.2	3/29/2016

4.6
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
		10-K	1-11073	10.1	3/13/2008

4.7	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent	10-Q	1-11073	10.11	11/14/2007

4.8	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent	10-Q	1-11073	10.12	11/14/2007

4.9	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent	10-Q	1-11073	10.13	11/14/2007

4.10	Amended and Restated Pledge Agreement, dated as of August 11, 2015, among First Data Corporation, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	1-11073	4.3	8/13/2015

4.11	Amended and Restated Security Agreement, dated as of August 11, 2015, among First Data Corporation, the other guarantors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	1-11073	4.2	8/13/2015

4.12	Amended and Restated Pledge Agreement, dated as of November 25, 2015, among First Data Corporation, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	1-11073	4.6	12/1/2015

4.13	Amended and Restated Security Agreement, dated as of November 25, 2015, among First Data Corporation, the other guarantors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	1-11073	4.5	12/1/2015

4.14	2017 January Joinder Agreement, dated as of January 23, 2017, among the Company, certain of its subsidiaries, each lender party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent Exhibit A - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	1/24/2017

4.15	2017 June Joinder Agreement, dated as of June 14, 2017, among the Company, certain of its subsidiaries, each lender party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent Exhibit A - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	6/14/2017

4.16	2017 November Joinder Agreement, dated as of November 15, 2017, among the Company, certain of its subsidiaries, each lender party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent Exhibit A - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	11/16/2017

4.17	2017 November Second Joinder Agreement, dated as of November 29, 2017, among the Company, certain of its subsidiaries, each lender party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent Exhibit A - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	11/30/2017

4.18	2018 October Amendment and Joinder Agreement, dated as of October 26, 2018, among the Company, certain of its subsidiaries, each lender party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent Exhibit A - Marked Pages of the Conformed Credit Agreement	8-K	1-11073	4.1	10/31/2018

4.19	Registration Rights Agreement, dated as of September 24, 2007 with New Omaha Holdings L.P. and other Investors party thereto	S-1/A	1-11073	4.22	8/25/2015

10.1	Form of Sale Participation Agreement	10-Q	1-11073	10.8	11/14/2007

10.2 *	Form of Management Stockholder’s Agreement for Executive Committee Members (as amended)	10-K	1-11073	10.16	3/19/2013

10.3 *	Form of Management Stockholder’s Agreement	S-1	1-11073	10.18	7/20/2015

10.4 *	First Data Corporation Senior Executive Incentive Plan as amended and restated effective January 1, 2014	10-K	1-11073	10.21	3/10/2014

10.5 *	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates, as amended	10-K	1-11073	10.10	2/27/2015

10.6 *	Form of Stock Option Agreement for Executive Committee Members	10-Q	1-11073	10.6	11/14/2007

10.7 *	Form of Stock Option Agreement for U.S. Employees effective for grants in or after January 2014	S-1	1-11073	10.16	7/20/2015

10.8 *	Form of Restricted Stock Agreement for Management Committee effective for grants in or after January 2014	S-1	1-11073	10.17	7/20/2015

10.9 *	First Data Corporation 2015 Omnibus Incentive Plan	8-K	1-11073	10.1	10/19/2015

10.10 *	Form of Option Grant Notice and Option Grant Agreement under the 2015 Omnibus Incentive Plan	S-1/A	1-11073	10.21	10/1/2015

10.11 *	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 2015 Omnibus Incentive Plan	S-1/A	1-11073	10.22	10/1/2015

10.12 *	Form of Option Agreement under the 2015 Omnibus Incentive Plan for Management Committee and Directors	10-K	1-11073	10.16	2/25/2016

10.13 *	Form of Restricted Stock Award Agreement under the 2015 Omnibus Incentive Plan for Management Committee and Directors	10-K	1-11073	10.17	2/25/2016

10.14 *	Form of Stock Award Agreement for Directors under the 2015 Omnibus Incentive Plan	10-Q	1-11073	10.2	5/8/2017

10.15 *	Form of Option Agreement under the 2015 Omnibus Incentive Plan approved August 2016	10-Q	1-11073	10.1	11/9/2016

10.16 *	Form of Restricted Stock Award Agreement under the 2015 Omnibus Incentive Plan approved August 2016	10-Q	1-11073	10.2	11/9/2016

10.17 *	Description of Modifications to Award Agreements for owner-associates other than Management Committee	10-Q	1-11073	10.3	11/9/2016

10.18 *	First Data Corporation Amended and Restated 2015 Employee Stock Purchase Plan	10-Q	1-11073	10.1	5/11/2016

10.19 *	Form of Cash Bonus Letter Agreement	S-1/A	1-11073	10.23	10/1/2015

10.20 *	First Data Corporation Severance / Change in Control Policy (Management Committee Level), as amended and restated effective January 1, 2015	10-K	1-11073	10.11	2/27/2015

10.21 *	Description of Compensation of Directors	8-K	1-11073	10.1	7/24/2017

10.22 *	2008 Non-Employee Director Deferred Compensation Plan	S-4	1-11073	10.25	8/13/2008

10.23 *	Employment Agreement with Frank J. Bisignano effective September 18, 2015	8-K	1-11073	10.1	9/24/2015

10.24	Receivables Financing Agreement dated December 31, 2015 between First Data Corporation, First Data Receivables, LLC, PNC Bank, National Association, and the persons from time to time party thereto as Lenders and Group Agents	8-K	1-11073	10.1	1/7/2016

10.25	Second Amendment to the Receivables Financing Agreement dated as of June 28, 2017 to the Receivables Financing Agreement December 31, 2015 between First Data Corporation, First Data Receivables, LLC, PNC Bank, National Association, and the persons from time to time party thereto as Lenders and Group Agents	8-K	1-11073	10.1	7/6/2017

10.26	Fourth Amendment to the Receivables Financing Agreement dated as of July 30, 2018 to the Receivables Financing Agreement dated December 31, 2015 between First Data Corporation, First Data Receivables, LLC, PNC Bank, National Association, and the persons from time to time party thereto as Lenders and Group Agents	8-K	1-11073	10.1	7/26/2018

10.27	Transfer and Contribution Agreement dated December 31, 2015 between First Data Corporation, First Data Receivables, LLC, First Data Resources, LLC, Remitco LLC, TeleCheck Services, Inc., Star Networks, Inc., Star Processing, Inc., Instant Cash Services, LLC, TASQ Technology, Inc., First Data Government Solutions, Inc., and First Data Government Solutions, LP	8-K	1-11073	10.2	1/7/2016

10.28	First Amendment to Transfer and Contribution Agreement dated December 31, 2015 between First Data Corporation, First Data Receivables, LLC, First Data Resources, LLC, Remitco LLC, TeleCheck Services, Inc., Star Networks, Inc., Star Processing, Inc., Instant Cash Services, LLC, TASQ Technology, Inc., First Data Government Solutions, Inc., and First Data Government Solutions, LP	10-K	1-11073	10.28	2/24/2017

10.29
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

10.30
Fifth Amendment to the Transfer and Contribution Agreement, dated as of July 20, 2018, to the Transfer and Contribution Agreement, dated December 31, 2015 between First Data Corporation, First Data Receivables, LLC, First Data Resources, LLC, CardConnect, LLC, Concord Computing Corporation, First Data Government Solutions, Inc., First Data Government Solutions, LP, Star Networks, Inc., First Data Processing, Inc., First Data Hardware Services Inc., TeleCheck Services, Inc., Star Systems Assets, Inc., First Data Merchant Services, LLC, Ignite Payments, LLC, FDS Holdings, Inc., New Payment Services, Inc., National Payment Systems Inc., CTS Holdings, LLC, Concord Payment Services, Inc., Gift Solutions LLC and PNC Bank, National Association
		8-K	1-11073	10.2	7/26/2018

21 (1)	Subsidiaries of First Data Corporation

23.1 (1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2 (1)	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1 (1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

(c)	The following financial statements are included in this annual report pursuant to Regulations S-X Rule 3-09:

(1)	Wells Fargo Merchant Services, LLC
(A Joint Venture)
Financial Statements
December 31, 2018, 2017 and 2016
(With Independent Auditors’ Report Thereon)

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
For the years ended December 31, 2018 and 2017
(With Independent Auditors’ Report Thereon)

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Financial Statements
December 31, 2018, 2017 and 2016

KPMG LLP
Suite 1400
55 Second Street
San Francisco, CA 94105

Independent Auditors’ Report

The Executive Sponsors
Wells Fargo Merchant Services, LLC:

We have audited the accompanying financial statements of Wells Fargo Merchant Services, LLC (the Company), which comprise the balance sheets as of December 31, 2018 and 2017, and the related statements of revenue and expenses, members’ equity, and cash flows for the years in the three-year period ended December 31, 2018, and the related notes to the financial statements.

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

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fargo Merchant Services, LLC as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in accordance with U.S. generally accepted accounting principles.

San Francisco, California February 15, 2019

KPMG LLP is a Delaware limited liability partnership and the U.S. member firm of the KPMG network of independent member firms affiliated with
KPMG International Cooperative (“KPMG International”), a Swiss entity.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Balance Sheets
December 31, 2018 and 2017
(Dollars in thousands)

Assets	2018	2017
Cash and cash equivalents	$34,700	$41,455
Restricted cash	70,307	78,011
Settlement assets	1,751,911	3,560,362
Accounts receivable, net of reserve for merchant credit and fee losses	640,585	569,143
$4.4 million in 2018 and $5.4 million 2017
Intangibles	488	751
Other assets	275	614
Total assets	$2,498,266	$4,250,336
Liabilities and Members’ Equity
Settlement liabilities	$1,701,614	$3,576,837
Accounts payable and accrued expenses	86,406	71,376
Interchange payable to Wells Fargo Bank, N.A.	589,124	478,819
Related party payable to First Data Merchant Services Corporation	16,021	7,973
Distribution payable to Wells Fargo Bank, N.A.	60,305	66,444
Distribution payable to First Data Merchant Services Corporation	40,205	44,296
Total liabilities	2,493,675	4,245,745
Members’ equity	4,591	4,591
Total liabilities and members’ equity	$2,498,266	$4,250,336

See accompanying notes to the financial statements.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Statements of Revenues and Expenses
December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018	2017	2016
Revenues:
Card services revenue, net of $8.2, $6.8 and $5.5 billion in interchange and assessments in 2018, 2017 and 2016, respectively	$702,870	$731,843	$786,803
Product sales revenue	23,794	29,032	50,359
Other revenue	87,771	84,951	69,030
Net revenue	814,435	845,826	906,192
Expenses:
Cost of card services	248,088	249,362	222,790
Cost of product sold	10,299	12,016	15,536
Selling, general and administrative	136,457	135,964	135,546
Other expenses	15,022	11,819	9,721
Total expenses	409,866	409,161	383,593
Net operating income	404,569	436,665	522,599
Interest income	4,787	1,528	788
Net income	$409,356	$438,193	$523,387

See accompanying notes to the financial statements.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Statement of Members' Equity
December 31, 2018, 2017 and 2016
(Dollars in thousands)

	Wells Fargo Bank, N.A.	First Data Merchant Services Corporation	Total
Members’ equity at December 31, 2015	$2,755	$1,836	$4,591
Net income	314,032	209,355	523,387
Distributions to members	(314,032)	(209,355)	(523,387)
Members’ equity at December 31, 2016	2,755	1,836	4,591
Net income	262,916	175,277	438,193
Distributions to members	(262,916)	(175,277)	(438,193)
Members’ equity at December 31, 2017	2,755	1,836	4,591
Net income	245,614	163,741	409,356
Distributions to members	(245,614)	(163,741)	(409,356)
Members’ equity at December 31, 2018	$2,755	$1,836	$4,591

See accompanying notes to the financial statements.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Statement of Cash Flows
December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$409,356	$438,193	$523,387
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of intangibles	406	398	322
Provisions for credit and fee losses	7,971	12,361	12,220
Changes in operating assets and liabilities:
Settlement assets	1,808,451	(1,268,387)	(1,143,147)
Accounts receivable, net of reserve for merchant credit and fee losses	(79,413)	(90,838)	(102,059)
Other assets	339	424	(895)
Settlement liabilities	(1,875,223)	1,248,632	1,156,390
Accounts payable and accrued expenses	15,030	8,985	18,439
Interchange Payable to Wells Fargo Bank, N.A.	110,305	64,697	73,685
Related Party Payable to First Data Merchant Services Corporation	8,048	(322)	(14,905)
Net cash provided by operating activities	405,270	414,143	523,437
Cash flows from investing activities:
Signing bonus on executed contract	(143)	(352)	(662)
Net cash used in investing activities	(143)	(352)	(662)
Cash flows from financing activities:
Distributions to members	(419,586)	(453,951)	(524,442)
Net cash used in financing activities	(419,586)	(453,951)	(524,442)
Increase/(Decrease) in cash and cash equivalents	(14,459)	(40,160)	(1,667)
Cash, cash equivalents, and restricted cash at beginning of year	119,466	159,626	161,293
Cash, cash equivalents, and restricted cash at end of year	$105,007	$119,466	$159,626

See accompanying notes to the financial statements.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Notes to the Financial Statements
December 31, 2018, 2017 and 2016
(Dollars in thousands, unless otherwise noted)

(1)	Business Description
Wells Fargo Merchant Services, LLC (the "Company"), a limited liability company, is a joint venture between First Data Merchant Services Corporation ("FDMS") and Wells Fargo Bank, N.A. ("Wells Fargo"), with a forty percent and sixty percent equity ownership, respectively. FDMS is a fully owned subsidiary of First Data Corporation. The Company is established pursuant to the terms of amended and restated alliance agreements (the "Membership Agreement") dated as of December 31, 2008, as amended. The Membership Agreement will terminate on December 31, 2024. FDMS and Wells Fargo are here-in-after referred to, individually, as a "Member" or, collectively, as "Members".
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
The Company has a fiduciary responsibility to its merchant customers as it relates to the transfer of funds from a cardholder’s issuing bank, via the VISA, MasterCard, American Express or Discover card companies (the “Card Networks”) and the Accel, AFFN, ATH, CULIANCE, Interlink, Jeanie, Maestro, NYCE, Pulse, NETS, Shazam, and Star Debit Networks (the “Debit Networks”). The Company records such amounts due from the issuing banks, Card Networks and Debit Networks within the balance sheet caption settlement assets while the related liability, settlement liabilities, represents amounts due to merchants. Pursuant to the Card Networks’ and Debit Networks’ rules, such fiduciary funds are not available to support the operations of the Company.
When a cardholder or a credit issuing institution disputes a transaction, within the Card Network guidelines, the Company’s merchant customers have a liability for the disputed charges. However, in the case of merchant fraud, insolvency or bankruptcy, the Company may also be liable. Fee receivables that are ultimately deemed as uncollectable are charged-off against the merchant credit and fee loss reserve. The Company’s determination of the level of the reserve is calculated based on the level of sales volumes multiplied by loss factors taking into consideration charge-offs, recoveries and merchant collateral and rests upon various judgments and assumptions, including the review of historical data and a specific analysis of receivables due from merchants. Our charge-off policy is to fully charge down the balance when the receivable is 60 days past due. The reserve for merchant credit and fee losses is a valuation allowance for probable losses inherent as of the balance sheet date. The Company considers the reserve for merchant credit and fee losses adequate to cover losses inherent in the portfolio as of December 31, 2018 and 2017. Merchant collateral is categorized as Restricted cash on the Balance Sheet.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Notes to the Financial Statements
December 31, 2018, 2017 and 2016
(Dollars in thousands, unless otherwise noted)

(c)	Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2018 and 2017, the majority of the Company’s cash and cash equivalents were held in Wells Fargo accounts.

(d)	Restricted Cash
The Company requires cash deposits, guarantees, letters of credit or other types of collateral by certain merchants to minimize its credit risk. Included in the Balance Sheet’s Restricted cash is $70.3 million and $78.0 million in Merchant collateral, as of December 31, 2018 and 2017, respectively. Merchant collateral represents restricted cash held by the Company in a Wells Fargo bank account.

(e)	Accounts Receivable
Accounts receivable balances are stated net of allowance for doubtful accounts. The company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.

(f)	Intangibles
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

(g)	Accounts Payable and Accrued Expenses
The Company accrues for certain expenses that have been incurred. These estimates are classified within accounts payable and accrued expenses in the balance sheet.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Notes to the Financial Statements
December 31, 2018, 2017 and 2016
(Dollars in thousands, unless otherwise noted)

(h)	Income Taxes
No provision is made in the accounts of the Company for federal or state income taxes because all items of income and expense and other items affecting taxable income are allocated to the Members for inclusion in their income tax returns.
In accounting for income taxes, the Company follows the guidance in FASB ASC 740 (formerly FASB Interpretation No. 48), as amended by ASU 2009-06, Accounting for Uncertainty in Income Taxes. ASC 740 requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or ligation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Company recording a tax liability that would reduce net assets. ASC 740 also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. As an LLC and pass-through entity, the Company does not incur tax expense and is not required to record a tax provision related to uncertain tax positions, in accordance with the recognition, measurement, classification, and disclosure requirements of ASC 740-10. The U.S. is the major tax jurisdiction for the Company. The tax returns of the Company can be examined by the relevant taxing authorities until the applicable statute of limitations has expired, which is generally three to four years from the date the return is initially filed, depending on the specific jurisdiction. Based on analysis by the Company, there were no material positions identified which did not meet the “more likely than not” standard as of and for the years ended December 31, 2018 and 2017.

(i)	Members’ Equity
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

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Notes to the Financial Statements
December 31, 2018, 2017 and 2016
(Dollars in thousands, unless otherwise noted)

(j)	Revenue Recognition
The Company recognizes card services revenues primarily from its transaction processing and authorization services as such services are performed. The revenues from transaction processing and authorization services are included in card services revenue in the statement of revenue and expenses. The Company recognizes revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Certain revenues are recorded net of certain costs not controlled by the Company, including interchange and assessment fees charged by the Card Networks. These revenues totaled $8.7 billion, $7.1 billion, and $6.0 billion for the years ended December 31, 2018, 2017, and 2016 and associated costs totaled $8.2 billion, $6.8 billion, and $5.5 billion, respectively.
Debit revenues are recorded gross and are included within card services revenue in the statement of revenues and expenses. Debit network fees are recorded within cost of card services in the statement of revenues and expenses. Debit revenues are recognized as such services are performed. Debit network fees totaled $127.0 million, $121.9 million, and $110.1 million for the years ended December 31, 2018, 2017, and 2016 and associated revenues totaled $159.1 million, $153.8 million, and $139.5 million, respectively. The Company recognizes product revenue from merchant referred leases, rentals and sales as such services are performed. These revenues totaled $23.8 million, $29.0 million, and $50.4 million for the years ended December 31, 2018, 2017, and 2016 and are classified within product revenue. The Company records expense associated with the corresponding charge from affiliates of FDMS. These expenses totaled $10.3 million, $12.0 million, and $15.5 million for the years ended December 31, 2018, 2017, and 2016 and are classified within Cost of product sold.
In addition to the above, the Company recognizes other fees for services as such services are performed. These revenues totaled $87.8 million, $85.0 million, and $69.0 million for the years ended December 31, 2018, 2017, and 2016 and are classified within Other revenue. The other revenue caption on the statement of revenues and expenses includes relevant items such as monthly fees, new account fees, income from cash advances, chargeback fees and early termination fees.

(k)	Comprehensive Income
For the year ended December 31, 2018, 2017, and 2016 net income equals comprehensive income.

(l)	New Accounting Pronouncements

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 606 and ASC 340-40 (collectively, the New Revenue Standard) that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in an exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The FASB has subsequently issued several amendments to the standard, including clarification on accounting for licenses, identifying performance obligations, and principal versus agent consideration (reporting revenue gross vs. net).
The Company will adopt the New Revenue Standard using a modified retrospective basis on January 1, 2019. The Company does not expect the adoption of the New Revenue Standard to result in a material or significant cumulative-effect adjustment to retained earnings. The Company’s accounting policies did not change materially since the principles of revenue recognition from the New Revenue Standard are largely consistent with the prior guidance and practices applied by our business. Accordingly, the Company does not have material changes to the timing or amount

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Notes to the Financial Statements
December 31, 2018, 2017 and 2016
(Dollars in thousands, unless otherwise noted)

of revenue recognition. Under the modified retrospective basis, the Company will not restate the prior consolidated financial statements presented for these effects.
The Company currently expects the most significant ongoing impact of adopting the New Revenue Standard in 2019 to be driven by changes in principal versus agent considerations, with the majority of the change overall in total revenues attributable to WFMS reflecting our debit transactions on a net basis prospectively, as opposed to our gross presentation of debit network fees of $127.0 million and associated revenues of $159.1 million as included in the current financial statements. The Company does not expect the adoption of the New Revenue Standard to have a material impact on net income.
Leases
In February 2016, the FASB issued guidance which requires lessees to recognize most leases on their balance sheets. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors and provides new presentation and disclosure requirements for both lessees and lessors. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2018. The Company will adopt the New Leasing Standard on January 1, 2019, however, the Company has evaluated the impact of the new guidance on its consolidated financial statements and determined that there will not be a material impact.
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
Statement of Cash Flows
In November 2016, the FASB issued guidance that will change the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. Under the new guidance, companies will be required to include restricted cash and restricted cash equivalents with the cash and cash equivalents line item when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Given this change, transfers between cash, cash equivalents, and restricted cash and cash equivalents will not be reported as cash flow activities on the statement of cash flows. In addition, the guidance requires entities to disclose information about the nature of restrictions on its cash and cash equivalents, including restricted cash and cash equivalents. The new guidance will be effective for public business entities for fiscal years beginning after December 15, 2017. This change was implemented in 2018 and Merchant Collateral is presented on the Balance Sheet as Restricted cash and presented on the Statement of Cash Flows.

(m)	Reclassifications
The company has reclassified certain amounts relating to its prior period results to conform to its current period presentation. These reclassification have no changed the results of operations of prior periods.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Notes to the Financial Statements
December 31, 2018, 2017 and 2016
(Dollars in thousands, unless otherwise noted)

(3)	Intangibles
Following is a summary of the Company’s intangibles for the years ended December 31, 2018, 2017 and 2016:

	Intangible Assets, Gross of Accumulated Amortization	Accumulated Amortization	Intangible Assets, Net of Accumulated Amortization
Beginning balance as of January 1, 2018	$2,896	$(2,145)	$751
Additions	143	—	143
Retirements	(532)	532	—
Amortization	—	(406)	(406)
Ending balance as of December 31, 2018	$2,507	$(2,019)	$488

Beginning balance as of January 1, 2017	$2,544	$(1,747)	$797
Additions	352	—	352
Retirements	—	—	—
Amortization	—	(398)	(398)
Ending balance as of December 31, 2017	$2,896	$(2,145)	$751

Beginning balance as of January 1, 2016	$2,266	$(1,809)	$457
Additions	662	—	662
Retirements	(384)	384	—
Amortization	—	(322)	(322)
Ending balance as of December 31, 2016	$2,544	$(1,747)	$797

For the years ended December 31, 2018, 2017 and 2016, amortization expense of $406, $398, and $322, respectively, is included in other expenses in the statement of revenues and expenses.

(4)	Related Party Transactions
The Company’s primary operations are conducted through FDMS. FDMS charges the Company fees for services provided pursuant to an operating agreement (the “Operating Agreement”) dated January 31, 2000, as amended and restated. The Members also agreed to perform certain additional management functions (the “Additional Services”) of the Company, for which they will be reimbursed by the Company. These fees are included in cost of card services, cost of product sold (including expenses associated with merchant referred leases, rentals and sales from affiliates of FDMS) and selling, general and administrative expenses within the statement of revenue and expense for both Members. The financial statements may not necessarily be indicative of the financial position that would have existed, or the results of operations or cash flows that would have occurred had the Company operated as an independent enterprise. During the years ended December 31, 2018, 2017, and 2016, the Company reimbursed FDMS and Wells Fargo for performing the additional services as follows:

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Notes to the Financial Statements
December 31, 2018, 2017 and 2016
(Dollars in thousands, unless otherwise noted)

	2018
	First Data Merchant Services, Corporation	Wells Fargo Bank, NA
Cost of card services	$106,784	$—
Cost of product sold	10,299	—
Selling, general and administrative	7,983	128,474
Total	$125,066	$128,474

	2017
	First Data Merchant Services, Corporation	Wells Fargo Bank, NA
Cost of card services	$107,971	$—
Cost of product sold	12,016	—
Selling, general and administrative	7,997	127,967
Total	$127,984	$127,967

	2016
	First Data Merchant Services, Corporation	Wells Fargo Bank, NA
Cost of card services	$92,161	$—
Cost of product sold	15,536	—
Selling, general and administrative	11,766	123,780
Total	$119,463	$123,780

Included in the balance sheets at December 31, 2018 and 2017 is a payable to FDMS of $16,021 and $7,973, respectively. These balances primarily consist of selling, general and administrative costs, cost of card services, and cost of product sold owed to FDMS which are partially offset by net revenue owed to WFMS for the contributed portfolio. These balances are settled monthly, one month in arrears.
Included in the balance sheets at December 31, 2018 and 2017 is a payable to Wells Fargo of $589,124 and $478,819, respectively, which is primarily attributable to non-interest bearing advances, made by Wells Fargo to the Company, to fund interchange settlements with Card Networks. These payable amounts are settled monthly, one month in arrears.

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
December 31, 2018, 2017 and 2016
(Dollars in thousands, unless otherwise noted)

(6)	Termination of Company
The Company can be terminated in the event of certain termination events, set forth in the Membership Agreement. These include certain mergers or acquisitions of either of the Members, and various other identified performance criteria.

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
FASB ASC 825, Financial Instruments, requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management estimates that the aggregate fair value of financial instruments recognized in the balance sheets (including receivables, payables and merchant collateral) approximates their carrying value as such financial instruments are short-term in nature or carry floating rates of interest.

(9)	Guarantees and Reserve for Merchant Credit and Fee Losses
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
The Company’s legal obligation under these rules is to settle any individual chargeback for which an individual merchant fails to fulfill as noted above. Contractually, the maximum exposure for this obligation is the total amount of transactions processed for the preceding four month period for all merchants, which in the case of the Company is in the billions of dollars. It should be noted that the Company has not experienced material chargeback loss activity as a result of merchant processing activities and advises that caution should be used when assessing the maximum exposure described above. The Company records a provision for this estimated obligation based upon a number of factors which include historical losses, credit risk of specific customers and other relevant factors. As shown below, for the years ended December 2018, 2017, and 2016, the Company incurred aggregate merchant credit and fee losses of $8,990, $12,367, and $11,982, net of recoveries, on total processed volumes. The Company calculates its provision and evaluates the appropriateness of its reserves on a monthly basis.

WELLS FARGO MERCHANT SERVICES, LLC
(A Joint Venture)
Notes to the Financial Statements
December 31, 2018, 2017 and 2016
(Dollars in thousands, unless otherwise noted)

The following is the activity related to the reserve for merchant credit and fee losses for the years ended December 31, 2018, 2017, and 2016:

Beginning balance as of January 1, 2018	$5,417
Provisions for credit and fee loss	7,971
Charge-offs, net of recoveries of $892	(8,990)
Ending balance as of December 31, 2018	$4,398

Beginning balance as of January 1, 2017	$5,423
Provisions for credit and fee loss	12,361
Charge-offs, net of recoveries of $840	(12,367)
Ending balance as of December 31, 2017	$5,417

Beginning balance as of January 1, 2016	$5,185
Provisions for credit and fee loss	12,220
Charge-offs, net of recoveries of $797	(11,982)
Ending balance as of December 31, 2016	$5,423

(10)	Commitments and Contingencies

The Company is involved in various legal proceedings. Accruals have been made with respect to these matters, where appropriate, which are reflected in the Company’s financial statements. The Company may enter into discussions regarding settlement of these matters and may enter into settlement agreements, if it believes settlement is in the best interest of the Company. The matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company’s financial condition and/or results of operations. There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized as matters related to our merchant business.
The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $20 million for merchant and other matters.  The estimated range of reasonably possible losses was based on information currently available and involves elements of judgment and significant uncertainties. As additional information becomes available and the resolution of the uncertainties becomes more apparent, it is possible that actual losses may exceed the high end of the estimated range.

(11)	Subsequent Events
The Company has evaluated the subsequent events from the balance sheet date through February 15, 2019, the date at which the financial statements were available to be issued. On January 16, 2019, First Data Corporation (“FDC”), the parent company of FDMS, and Fiserv, Inc. (“Fiserv”), entered into an agreement and plan of merger, under which FDC will merge (the “Merger”) with a subsidiary of Fiserv.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

By:	/S/ FRANK BISIGNANO
Frank Bisignano
Chief Executive Officer

Date:	February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ FRANK BISIGNANO	Chief Executive Officer and Director	February 26, 2019
Frank Bisignano	(principal executive officer)

/S/ HIMANSHU A. PATEL	Executive Vice President, Chief Financial Officer	February 26, 2019
Himanshu A. Patel	(principal financial officer)

/S/ MICHAEL K. NEBORAK	Executive Vice President, Corporate Controller and Chief Accounting Officer	February 26, 2019
Michael K. Neborak	(principal accounting officer)

/S/ HENRIQUE DE CASTRO	Director	February 26, 2019
Henrique De Castro

/S/ HENRY R. KRAVIS	Director	February 26, 2019
Henry R. Kravis

/S/ HEIDI G. MILLER	Director	February 26, 2019
Heidi G. Miller

/S/ JAMES E. NEVELS	Director	February 26, 2019
James E. Nevels

/S/ SCOTT C. NUTTALL	Director	February 26, 2019
Scott C. Nuttall

/S/ TAGAR C. OLSON	Director	February 26, 2019
Tagar C. Olson

/S/ JOSEPH J. PLUMERI	Director	February 26, 2019
Joseph J. Plumeri

/S/ BARBARA A. YASTINE	Director	February 26, 2019
Barbara A. Yastine