Form 10-Q
period 2019-03-31
FIRST DATA CORP
filed 2019-04-30
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (800) 735-3362

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered	Trading Symbol
Class A Common Stock, $0.01 par value per share	New York Stock Exchange	FDC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at March 31, 2019
Class A Common Stock, $0.01 par value per share	574,939,576 shares
Class B Common Stock, $0.01 par value per share	368,784,737 shares

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

Forward-Looking Statements

Certain matters we discuss in this Form 10-Q and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA), earnings, margins, growth rates, and other financial results for future periods. By their nature, forward-looking statements speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results could differ materially and adversely from our forward-looking statements due to a variety of factors, including the following: (1) adverse impacts from global economic, political, and other conditions affecting trends in consumer, business, and government spending; (2) our ability to anticipate and respond to changing industry trends, including technological changes and increasing competition; (3) our ability to successfully renew existing client contracts on favorable terms and obtain new clients; (4) our ability to prevent a material breach of security of any of our systems; (5) our ability to implement and improve processing systems to provide new products, improve functionality, and increase efficiencies; (6) the successful management of our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (7) our successful management of credit and fraud risks in our business units and merchant alliances, particularly in the context of eCommerce and mobile markets; (8) consolidation among financial institution clients or other client groups that impacts our client relationships; (9) our ability to use our net operating losses without restriction to offset income for US tax purposes; (10) our ability to improve our profitability and maintain flexibility in our capital resources through the implementation of cost savings initiatives; (11) the acquisition or disposition of a material business or assets; (12) our ability to successfully value and integrate acquired businesses; (13) our high degree of leverage; (14) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (15) changes in the interest rate environment that increase interest on our borrowings or the interest rate at which we can refinance our borrowings; (16) the impact of new or changes in current laws, regulations, credit card association rules, or other industry standards; and (17) new lawsuits, investigations, or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, and various other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, including but not limited to, Item 1 - Business, Item 1A - Risk Factors, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additional factors related to the agreement and plan of merger entered on January 16, 2019 between First Data and Fiserv, Inc. (“Fiserv”) that could cause actual results to differ materially and adversely from our forward-looking statements include (1) the occurrence of any event, change or other circumstances that could give rise to the right of one or both of First Data and Fiserv to terminate the definitive merger agreement between First Data and Fiserv; (2) the outcome of any legal proceedings that may be instituted against First Data, Fiserv or their respective stockholders, shareholders or directors; (3) the ability to obtain regulatory approvals and meet other closing conditions to the merger, including the risk that regulatory approvals required for the merger are not obtained or are obtained subject to conditions that are not anticipated or that are material and adverse to First Data’s or Fiserv’s business; (4) a delay in closing the merger; (5) difficulties and delays in integrating the First Data and Fiserv businesses, including with respect to implementing systems to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; (6) failing to fully realize anticipated cost savings and other anticipated benefits of the merger; (7) business disruptions from the proposed merger that will harm First Data’s or Fiserv’s business, including current plans and operations; (8) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger, including as it relates to First Data’s or Fiserv’s ability to successfully renew existing client contracts on favorable terms or at all and obtain new clients; (9) certain restrictions during the pendency of the merger that may impact First Data’s or Fiserv’s ability to pursue certain business opportunities or strategic transactions; (10) the ability of First Data or Fiserv to retain and hire key personnel; (11) uncertainty as to the long-term value of the common stock of Fiserv following the merger; (12) the continued availability of capital and financing following the merger; (13) the business, economic and political conditions in the markets in which First Data and Fiserv operate. Except as required by law, we do not intend to revise or update any forward-looking statement as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(in millions, except per share amounts)	2019	2018
Revenues:
Revenues excluding reimbursable items(a)	$2,124	$2,084
Reimbursable items	192	198
Total revenues	2,316	2,282
Expenses:
Cost of revenues (exclusive of items shown below)	757	779
Selling, general, and administrative	660	647
Depreciation and amortization	246	250
Other operating expenses, net	36	60
Total expenses excluding reimbursable items	1,699	1,736
Reimbursable items	192	198
Total expenses	1,891	1,934
Operating profit	425	348
Interest expense, net	(203)	(233)
Loss on debt extinguishment	(1)	—
Other expense	(27)	(3)
Income before income taxes and equity earnings in affiliates	194	112
Income tax expense	29	27
Equity earnings in affiliates	52	49
Net income	217	134
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	48	33
Net income attributable to First Data Corporation	$169	$101

Net income attributable to First Data Corporation per share:
Basic	$0.18	$0.11
Diluted	$0.17	$0.11

Weighted-average common shares outstanding:
Basic	937	923
Diluted	967	946

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $48 million and $51 million for the three months ended March 31, 2019 and 2018, respectively.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(in millions)	2019	2018
Net income	$217	$134
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	59	90
Pension liability adjustments	2	—
Derivative instruments	(28)	9
Total other comprehensive income, net of tax	33	99
Comprehensive income	250	233
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	48	37
Comprehensive income attributable to First Data Corporation	$202	$196

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions, except par value)	As of March 31, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$619	$555
Accounts receivable, net of allowance for doubtful accounts of $47 and $46	2,130	2,217
Settlement assets	22,324	11,423
Prepaid expenses and other current assets	321	319
Total current assets	25,394	14,514
Property and equipment, net of accumulated depreciation of $1,709 and $1,647	890	905
Goodwill	17,518	17,460
Customer relationships, net of accumulated amortization of $5,596 and $5,509	1,725	1,763
Other intangibles, net of accumulated amortization of $2,362 and $2,271	1,923	1,893
Investment in affiliates	1,072	1,055
Other long-term assets	1,024	737
Total assets	$49,546	$38,327
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,640	$1,636
Short-term and current portion of long-term borrowings	1,159	1,170
Settlement obligations	22,324	11,423
Total current liabilities	25,123	14,229
Long-term borrowings	16,282	16,429
Deferred tax liabilities	84	97
Other long-term liabilities	800	528
Total liabilities	42,289	31,283
Commitments and contingencies (See note 13)
Redeemable noncontrolling interest	93	77
First Data Corporation stockholders' equity:
Class A Common stock, $0.01 par value; 1,600 shares authorized as of March 31, 2019 and December 31, 2018, 595 shares and 584 shares issued as of March 31, 2019 and December 31, 2018, respectively; and 575 shares and 568 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	6	6
Class B Common stock, $0.01 par value; 448 shares authorized as of March 31, 2019 and December 31, 2018; 369 shares issued and outstanding as of March 31, 2019 and December 31, 2018	4	4
Preferred stock, $0.01 par value; 100 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Class A Treasury stock, at cost, 20 shares and 16 shares as of March 31, 2019 and December 31, 2018, respectively	(338)	(251)
Additional paid-in capital	13,872	13,791
Accumulated loss	(7,892)	(8,067)
Accumulated other comprehensive loss	(1,277)	(1,310)
Total First Data Corporation stockholders' equity	4,375	4,173
Noncontrolling interests	2,789	2,794
Total equity	7,164	6,967
Total liabilities and equity	$49,546	$38,327
 See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$217	$134
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	261	271
Deferred income taxes	15	1
Charges related to other operating expenses, net and other expense	63	63
Loss on debt extinguishment	1	—
Stock-based compensation expense	56	74
Other non-cash and non-operating items, net	5	3
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	141	136
Other assets, current and long-term	15	(14)
Accounts payable and other liabilities, current and long-term	(137)	(128)
Income tax accounts	(22)	(6)
Net cash provided by operating activities	615	534
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(84)	(70)
Payments to obtain customer contracts, including outlays for conversion, and capitalized systems development costs	(82)	(69)
Acquisitions, net of cash acquired	(73)	(17)
Proceeds from the maturity of net investment hedges	—	26
Other investing activities, net	(22)	(13)
Net cash used in investing activities	(261)	(143)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(3)	(153)
Principal payments on long-term debt	(163)	(53)
Payment of taxes related to net settlement of equity awards	(97)	(56)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(52)	(52)
Other financing activities, net	40	10
Net cash used in financing activities	(275)	(304)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	3
Change in cash, cash equivalents, and restricted cash	77	90
Cash, cash equivalents, and restricted cash at beginning of period(a)	583	525
Cash, cash equivalents, and restricted cash at end of period(a)	$660	$615
NON-CASH TRANSACTIONS
Finance leases, net of trade-ins	$—	$15

(a)	The Company held $41 million and $28 million in restricted cash within "Other long-term assets" in the unaudited consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Stockholders
	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
(in millions)	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	568	$6	369	$4	16	$(251)	$13,791	$(8,067)	$(1,310)	$2,794	$6,967
Adoption of New Lease Standard	—	—	—	—	—	—	—	6	—	—	6
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(45)	(45)
Net income(b)	—	—	—	—	—	—	—	169	—	40	209
Other comprehensive income	—	—	—	—	—	—	—	—	33	—	33
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	(15)	—	—	—	(15)
Stock compensation expense	—	—	—	—	—	—	64	—	—	—	64
Stock activity under stock compensation plans and other	7	—	—	—	4	(87)	32	—	—	—	(55)
Balance, March 31, 2019	575	$6	369	$4	20	$(338)	$13,872	$(7,892)	$(1,277)	$2,789	$7,164

	First Data Corporation Stockholders
	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
(in millions)	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	482	$5	443	$4	11	$(149)	$13,495	$(9,059)	$(1,144)	$2,862	$6,014
Adoption of New Revenue Standard	—	—	—	—	—	—	—	(13)	—	—	(13)
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(44)	(44)
Net income(b)	—	—	—	—	—	—	—	101	—	25	126
Other comprehensive income	—	—	—	—	—	—	—	—	95	4	99
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	—	—	74	—	—	—	74
Stock activity under stock compensation plans and other	3	—	1	—	3	(53)	15	—	—	—	(38)
Balance, March 31, 2018	485	$5	444	$4	14	$(202)	$13,578	$(8,971)	$(1,049)	$2,847	$6,212

(a)
The total distribution presented in the unaudited consolidated statements of equity for the three months ended March 31, 2019 and 2018 excludes $7 million and $8 million, respectively, in distributions paid to redeemable noncontrolling interest not included in equity.

(b)
The total net income presented in the unaudited consolidated statements of equity for the three months ended March 31, 2019 and 2018 is $8 million and $8 million different, respectively, than the amounts presented in the unaudited consolidated statements of income due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Business Description

First Data Corporation (FDC, First Data, or the Company) is a global leader in commerce-enabling technology and solutions for merchants, financial institutions, and card issuers. The Company provides merchant transaction processing and acquiring; credit, retail, and debit card processing; prepaid and payroll services; check verification; settlement and guarantee services; and statement printing as well as solutions to help clients grow their businesses including the Company's Clover line of payment solutions and related applications.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Significant accounting policies disclosed therein have not changed, except for those disclosed below in the recently adopted section.

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

For the three months ended March 31, 2019 the Company recorded expenses of $23 million for an out of period adjustment, which impacted multiple years, related to correction of a lease classification error. The Company does not believe this adjustment will be material to the financial statements for the year ended December 31, 2019 and it is not material to previously reported financial statements. Effective January 1, 2019, initial direct costs associated with hardware revenue are now recorded in costs of products sold within "Cost of revenues (exclusive of items shown below)".

Pending Merger with Fiserv, Inc.

On January 16, 2019, First Data and Fiserv, Inc. (Fiserv), and 300 Holdings, Inc. (Merger Sub), a wholly-owned subsidiary of Fiserv, entered into an agreement and plan of merger (Merger Agreement), pursuant to which the Company will merge into Merger Sub (the Merger). The terms are subject to the conditions set forth in the Merger Agreement, which states at closing each share of the Company's common stock issued and outstanding will be converted into the right to receive 0.303 (Exchange Ratio) of a share of common stock, par value $0.01 per share, of Fiserv. First Data's equity awards will generally be converted into Fiserv equity awards after giving effect to the Exchange Ratio and appropriate adjustments and be governed by the same terms and conditions as applicable to First Data's corresponding equity awards. Completion of the Merger is subject to customary closing conditions for both parties. The Company currently anticipates that it will close the merger during the second half of 2019. For additional information see Form 425 and Form 8-K filed with the Securities and Exchange Commission dated January 16, 2019 and available through the “Investor Relations” portion of our website at http://investor.firstdata.com.

On March 15, 2019, First Data, following the declaration by the U.S. Securities and Exchange Commission on March 14, 2019 that the Registration Statement of Fiserv became effective, received the written consent of New Omaha Holdings L.P. ( New Omaha), with respect to 364,441,146 shares of Class B common stock of First Data, to approve (i) the adoption of the Merger Agreement and (ii) the adoption of a resolution regarding certain Merger-related executive officer compensation payments that will or may be made to First Data’s named executive officers in connection with the Merger. The completion of the Merger remains subject to the satisfaction or waiver of customary closing conditions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table presents the amounts associated with such amortization for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in millions)	2019	2018
Amortization of payments for customers contracts	$14	$13
Amortization related to equity method investments	1	8

Leases

Effective January 1, 2019, the Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. When applicable, the operating lease ROU asset also includes initial direct costs, lease prepayments, and is reduced by lease incentives received and accrued lease payments. The Company’s lease terms include periods covered by an option to extend the lease when it is reasonably certain that the Company will exercise that option as well as periods covered by options to terminate the lease when the Company is reasonably certain not to exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Operating lease ROU assets are included in “Other long-term assets” and the corresponding lease liabilities are included in “Accounts payable and accrued liabilities” and “Other long-term liabilities” in the Company’s unaudited consolidated balance sheet. Finance leases ROU assets are included in “Property and equipment” and the corresponding lease liabilities are included in “Short-term and current portion of long-term borrowings”, and “Long-term borrowings” in the Company’s unaudited consolidated balance sheet.

Reclassifications

Certain amounts for prior years have been reclassified to conform with the current year financial statement presentation.

New Accounting Guidance

Recently Adopted Accounting Guidance

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued guidance which requires lessees to recognize most leases on their balance sheets but recognize expenses in the income statement in a manner similar to historical accounting and adds new presentation and disclosure requirements for both lessees and lessors (New Lease Standard). The accounting guidance for lessors remains largely unchanged. Adoption of the guidance resulted in recognition on the unaudited consolidated balance sheet of assets and liabilities arising out of operating leases. The Company recognizes ROU assets for the underlying leased property during the lease term and recognizes liabilities for the corresponding financial obligation to make lease payments to the lessor.

The Company adopted the new standard on January 1, 2019 using a modified retrospective approach that permits an entity to use the effective date as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. The Company elected the transition package of practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to leases with terms of 12 months or less, and elected an accounting policy to account for lease and

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

non-lease components as a single component for certain classes of assets. The adoption of the new guidance did not have a material impact to the consolidated financial statements. The adoption resulted in a decrease to the January 1, 2019 balance of accumulated loss of $6 million for the cumulative effect of applying the New Lease Standard. Additionally, adoption of the guidance did not impact any debt covenants or result in significant changes to the internal processes, including the internal control over financial reporting. See note 4 "Leases" in the Company's unaudited consolidated financial statements in Part I of this Form 10-Q.

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

Securities and Exchange Commission Disclosure Requirements

In August 2018, the Securities and Exchange Commission (SEC) issued a final rule that amends certain disclosure requirements that were duplicative, outdated or superseded. In addition, the final rule expanded the financial reporting requirements for changes in stockholders’ equity for interim reporting periods. The Company adopted the new guidance on January 1, 2019 with no material impact to the consolidated financial statements.

Derivatives and Hedging

In October 2018, the FASB issued guidance which expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The amendments permit the use of the overnight index swap rate based on the Secured Overnight Financing Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The Company adopted the new guidance on January 1, 2019 with no material impact to the consolidated financial statements.

Comprehensive Income

In February 2018, the FASB issued guidance that permits a reclassification from accumulated other comprehensive income to accumulated loss for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments also require certain disclosures about stranded tax effects. The Company adopted the new guidance on January 1, 2019 with no material impact to the consolidated financial statements. The Company did not elect to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to accumulated loss.

Recently Issued Accounting Guidance

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
Note 2: Borrowings

The following table presents borrowings as of March 31, 2019 and December 31, 2018:

(in millions)	As of March 31, 2019	As of December 31, 2018
Short-term borrowings:
Lines of credit	$127	$224
Senior Secured Revolving Credit Facility	250	250
Receivable securitized loan	569	472
Unamortized deferred financing costs(a)	(3)	(3)
Total short-term borrowings	943	943
Current portion of long-term borrowings:
Senior secured term loan facility due 2023	119	119
Finance lease obligations and other arrangements	97	108
Total current portion of long-term borrowings	216	227
Total short-term and current portion of long-term borrowings	1,159	1,170
Long-term borrowings:
Senior secured term loan facility due 2022	2,418	2,518
Senior secured term loan facility due 2023	4,601	4,631
Senior secured term loan facility due 2024	3,892	3,892
5.375% Senior secured first lien notes due 2023	1,210	1,210
5.0% Senior secured first lien notes due 2024	1,883	1,883
5.75% Senior secured second lien notes due 2024	2,176	2,176
Unamortized discount and unamortized deferred financing costs(a)	(85)	(91)
Finance lease obligations and other arrangements	187	210
Total long-term borrowings(b)	16,282	16,429
Total borrowings	$17,441	$17,599

(a)
Unamortized deferred financing costs and certain lenders' fees associated with debt transactions were capitalized as discounts and are amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the respective debt.

(b)
As of March 31, 2019 and December 31, 2018, the fair value of the Company's long-term borrowings, excluding finance lease obligations and other arrangements, was $16.4 billion and $15.7 billion, respectively. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lines of Credit

As of March 31, 2019 and December 31, 2018, the Company had $378 million and $516 million, respectively, available under short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity. As of March 31, 2019 and December 31, 2018, this included a $165 million and $290 million, respectively, committed line of credit for one of the Company's consolidated alliances. The remainder of these arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the euro. Of the amounts outstanding as of March 31, 2019 and December 31, 2018, $16 million and $13 million, respectively, were uncommitted. As of March 31, 2019 and December 31, 2018, the weighted average interest rate associated with foreign lines of credit was 2.1% and 2.6%, respectively.

Senior Secured Revolving Credit Facility

The Company has a $1.25 billion senior secured revolving credit facility maturing on October 26, 2023. Up to $250 million of the senior secured revolving credit facility is available for letters of credit, of which $5 million of letters of credit were issued under the facilities as of March 31, 2019 and December 31, 2018. As of March 31, 2019, $995 million remained available.

Senior Unsecured Revolving Credit Facility

The Company has a $33 million senior unsecured revolving credit facility maturing December 20, 2019, available for letters of credit. The interest rate associated with the credit facility is 1.85%. As of March 31, 2019 and December 31, 2018, the Company had $30 million of outstanding letters of credit, for both periods presented.

Receivable Securitization Agreement

The Company has a consolidated wholly-owned subsidiary, First Data Receivables, LLC (FDR). FDR and FDC entered into an agreement where certain wholly-owned subsidiaries of FDC agreed to transfer and contribute receivables to FDR. FDR’s assets are not available to satisfy obligations of any other entities or affiliates of FDC. FDR's creditors will be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to FDC. As of March 31, 2019 and December 31, 2018, the Company transferred $710 million and $726 million, respectively, in receivables to FDR as part of the securitization program. As of March 31, 2019, the maximum borrowing capacity, subject to collateral availability, under the agreement is $578 million. FDR utilized the receivables as collateral in borrowings of $569 million and $472 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the receivables held by FDR are recorded within "Accounts receivable, net" in the Company's unaudited consolidated balance sheets. The weighted average interest rate on the securitization facility borrowings was 3.64% and 3.65% as of March 31, 2019 and December 31, 2018, respectively. The term of the receivables securitization agreement is through July 2021.
Note 3: Revenue Recognition

Transaction and Processing Services

Revenue is comprised of fees charged to the Company's customers, net of interchange fees and assessments charged by the credit card associations and debit networks, which are pass-through charges collected on behalf of the card issuers and payment networks. Interchange fees and assessments charged by credit card and debit networks to the Company’s consolidated subsidiaries were as follows for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
(in millions)	2019	2018
Interchange fees and assessments	$6,798	$6,476
Debit network fees	871	818

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

The following tables present revenues disaggregated by primary geographical regions for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Total
North America	$1,088	$410	$351	$1,849
EMEA	161	85	3	249
LATAM	100	33	—	133
APAC	52	32	1	85
Total Revenue(a)(b)	$1,401	$560	$355	$2,316

(a)	See note 7 "Segment Information" for the reconciliation to segment revenues.

(b)	Global Business Solutions includes non wholly-owned entities and Global Financial Solutions includes reimbursable items, which includes postage and customized orders.

	Three months ended March 31, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Total
North America	$1,033	$423	$351	$1,807
EMEA	162	112	2	276
LATAM	87	31	—	118
APAC	48	31	2	81
Total Revenue(a)(b)	$1,330	$597	$355	$2,282

(a)	See note 7 "Segment Information" for the reconciliation to segment revenues.

(b)	Global Business Solutions includes non wholly-owned entities and Global Financial Solutions includes reimbursable items, which includes postage and customized orders.

The following table presents revenues disaggregated by product types for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in millions)	2019	2018
Transaction and processing services	$2,042	$2,011
Hardware, Professional Services, and Other	274	271
Total Revenue	$2,316	$2,282

Contract Balances

Accounts Receivable

As of March 31, 2019 and December 31, 2018, long-term accounts receivable, net of allowance for doubtful accounts, included within “Other long-term assets” in the unaudited consolidated balance sheets was $197 million and $220 million, respectively.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Liabilities

The following table presents the changes in deferred revenue for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in millions)	2019	2018
Balance, beginning of the period	$298	$344
New Revenue Standard adjustments	—	(39)
Deferral of revenue	37	58
Recognition of unearned revenue	(45)	(59)
Other (primarily foreign currency translation)	(5)	5
Balance, end of period	$285	$309

Remaining Performance Obligation

Over 95% of the Company’s performance obligations relate to transaction and processing services or hardware that are subject to a practical expedient (e.g., variable consideration) or point in time recognition, respectively. The Company's contracts with customers typically do not specify fixed revenues to be realized. Certain customer contracts contain fixed minimums and non-refundable up-front fees (fixed price guarantees). However, the amounts which are considered fixed price guarantees are not material to "Total revenues". The Company's contracts with Small Medium Business (SMB) merchants within the Global Business Solutions segment typically have a contractual duration of less than one year. Larger contracts in the Global Business Solutions, Global Financial Solutions, and Network & Security Solutions segments typically have contractual terms ranging from one to fifteen years with variability being resolved on a daily basis.

Costs to Obtain and Fulfill a Contract

The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as a reduction of revenue over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of March 31, 2019 and December 31, 2018, the Company had $163 million and $152 million, respectively, of capitalized contract costs included within "Other intangibles, net" on the unaudited consolidated balance sheets. For the three months ended March 31, 2019 and 2018, the Company had $14 million and $13 million, respectively, of contra-revenue related to these costs.

The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing customers, or have a substantive stay requirement prior to payment.

The Company capitalizes conversion related costs associated with enabling customers to receive its processing services. These costs are amortized on a straight-line basis over the expected benefit period of seven years based on the related services being provided, and are reflected within “Depreciation and amortization” in the Company's unaudited consolidated statement of income. As of March 31, 2019 and December 31, 2018, the Company had $174 million and $172 million, respectively, of capitalized conversion costs, net of amortization, included within "Other intangibles, net" on the unaudited consolidated balance sheets. For the three months ended March 31, 2019 and 2018, the Company had $9 million and $10 million, respectively, of amortization expense related to these costs.
Note 4: Leases

The Company has leases for office space, land, data centers, computer hardware, airplanes, and other equipment. Certain of the Company's leases include lessee options to extend the lease term from one to 15 years or to terminate the lease prior to its contractual end date.

For leases of properties, the Company uses the practical expedient to account for lease and non-lease components as a single lease component. Accordingly, the financial information presented below includes charges for common area maintenance, utilities, and other miscellaneous costs incurred under property leases. For leases with an initial term of 12 months or less, the Company recognizes lease expense on a straight-line basis over the lease term.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents supplemental balance sheet information as of March 31, 2019:

(in millions)	As of March 31, 2019
Finance leases
Assets under finance leases	$546
Accumulated depreciation	(361)
Assets under finance lease, net	$185

Current finance lease liabilities	$67
Non-current finance lease liabilities	140
Total finance lease liabilities	$207

Operating leases
Operating lease ROU assets	$315

Current operating lease liabilities	$68
Non-current operating lease liabilities	266
Total operating lease liabilities	$334
Note 5: Stock Compensation Plans

The Company provides stock-based compensation awards to its employees. Total stock-based compensation expense recognized in the "Cost of revenues", "Selling, general, and administrative", and "Other operating expenses, net" line items of the unaudited consolidated statements of income resulting from stock options, non-vested restricted stock awards, and non-vested restricted stock units was as follows for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in millions)	2019	2018
Cost of revenues	$15	$16
Selling, general, and administrative	41	58
Other operating expenses, net	8	—
Total stock-based compensation expense	$64	$74

The Company's employees are granted restricted stock awards or units on an annual basis, which generally vest 20% on the first anniversary, 40% on the second anniversary, and the remaining 40% on the third anniversary. For the three months ended March 31, 2019, approximately six million restricted stock awards and units were granted at a weighted average price per share of $24.94. For the three months ended March 31, 2018, approximately nine million restricted stock awards and units were granted at a weighted average price per share of $15.37.

As of March 31, 2019, there was $20 million and $343 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards and units, respectively.

The Company paid approximately $97 million and $56 million for the three months ending March 31, 2019 and 2018, respectively, for taxes related to the settlement of vested stock-based awards.

For additional information on the Company’s stock compensation plans, see note 5 "Stock Compensation Plans" in "Item 8. Financial Statements and Supplementary Data" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6: Net Income Per Share Attributable to First Data Corporation

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

The following table sets forth the computation of the Company's basic and diluted net income attributable to First Data Corporation per share for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in millions, except per share amounts)	2019	2018
Numerator:
Net income attributable to First Data Corporation	$169	$101

Denominator:
Weighted average shares used in computing net income per share, basic	937	923
Effect of dilutive securities	30	23
Total dilutive securities	967	946

Net income attributable to First Data Corporation per share:
Basic	$0.18	$0.11
Diluted(a)	$0.17	$0.11

Anti-dilutive shares excluded from diluted net income per share	1	11

(a)	Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for all periods presented.
Note 7: Segment Information

For a detailed discussion of the Company’s accounting principles and its reportable segments see note 8 “Segment Information” in the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s reportable segment results including EBITDA (earnings before net interest expense, income taxes, depreciation, and amortization) for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Revenues	$1,379	$370	$361	$—	$2,110
Equity earnings in affiliates	8	(1)	—	—	7
Total segment revenues	$1,387	$369	$361	$—	$2,117
Depreciation and amortization	$122	$83	$28	$—	$233
Segment EBITDA	471	147	195	(59)	754

	Three months ended March 31, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Revenues	$1,310	$401	$362	$—	$2,073
Equity earnings in affiliates	8	(1)	—	—	7
Total segment revenues	$1,318	$400	$362	$—	$2,080
Depreciation and amortization	$125	$88	$29	$—	$242
Segment EBITDA	434	166	175	(45)	730

The following table presents a reconciliation of reportable segment amounts to the Company’s consolidated balances for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in millions)	2019	2018
Total segment revenues	$2,117	$2,080
Adjustments:
Non wholly-owned entities(a)	7	4
Reimbursable items	192	198
Consolidated revenues	$2,316	$2,282

Total segment EBITDA	$754	$730
Adjustments:
Non wholly-owned entities(a)	13	18
Depreciation and amortization	(246)	(250)
Interest expense, net	(203)	(233)
Loss on debt extinguishment	(1)	—
Other items (b)	(63)	(63)
Stock-based compensation	(56)	(74)
Income tax expense	(29)	(27)
Net income attributable to First Data Corporation	$169	$101

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

(b)	See "Other operating expenses, net" and "Other expense" in the Company's unaudited consolidated statements of income.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of reportable segment depreciation and amortization expense to the amounts in the consolidated balances in the unaudited consolidated statements of cash flows and unaudited consolidated statements of income for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in millions)	2019	2018
Segment depreciation and amortization	$233	$242
Adjustments for non wholly-owned entities	14	16
Amortization of payments for customer contracts(a)	14	13
Total consolidated depreciation and amortization per unaudited consolidated statements of cash flows	261	271
Amortization of equity method investments(b)	(1)	(8)
Amortization of payments for customer contracts(a)	(14)	(13)
Total consolidated depreciation and amortization per unaudited consolidated statements of income	$246	$250

(a)	Included in "Revenues excluding reimbursable items" as contra-revenue in the Company's unaudited consolidated statements of income.

(b)	Included in "Equity earnings in affiliates" in the Company's unaudited consolidated statements of income.
Note 8: Income Taxes

The following table presents the Company's income tax expense and effective income tax rate for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in millions)	2019	2018
Income tax expense	$29	$27
Effective income tax rate	12%	17%

The effective tax rate for the three months ended March 31, 2019 was lower than the U.S. federal statutory rate of 21% primarily due to net tax benefits of $23 million which includes equity compensation related tax benefits, tax benefits associated with current year research and development credits, and no tax expense recorded on income associated with noncontrolling interests from pass through entities. These benefits were partially offset by state income taxes, disallowed tax benefit on certain executive compensation deductions, and current U.S. taxation on certain non-U.S. income.

The effective tax rate for the three months ended March 31, 2018 was lower than the statutory tax rate of 21% primarily due to net tax benefits of $7 million that include reductions to the liability for unrecognized tax benefits, equity compensation related tax benefits, tax benefits associated with current and prior year research and development credits and no expense on income associated with noncontrolling interests from pass through entities. These benefits were partially offset by expenses associated with state income taxes, disallowed tax benefit on certain executive compensation deductions, and current U.S. taxation on certain non-U.S. income.

The Company's liability for unrecognized tax benefits was approximately $97 million as of March 31, 2019. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $17 million over the next twelve months beginning April 1, 2019 as a result of possible closure of federal tax audits, potential settlements with certain states and foreign countries, and the lapse of the statute of limitations in various state and foreign jurisdictions.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9: Redeemable Noncontrolling Interest

One of the Company's noncontrolling interests is redeemable at the option of the holder and is presented outside of equity and carried at its estimated redemption value.

The following table presents a summary of the redeemable noncontrolling interest activity during the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in millions)	2019	2018
Balance as of January 1,	$77	$72
Distributions	(7)	(8)
Share of income	8	8
Adjustment to redemption value of redeemable noncontrolling interest	15	6
Balance as of March 31,	$93	$78
Note 10: Other Operating Expenses, Net

The following table details the components of "Other operating expenses, net" in the unaudited consolidated statements of income for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in millions)	2019	2018
Restructuring, net	$3	$32
Deal and deal integration costs	33	7
Merchant matters	—	20
Other	—	1
Other operating expenses, net	$36	$60

Restructuring

During the three months ended March 31, 2019 and 2018, the Company recorded restructuring charges in connection with ongoing expense management initiatives. The Company has ongoing initiatives, which are expected to result in approximately $20 million of additional costs over the next twelve months. The Company continues to evaluate operating efficiencies and could incur further restructuring costs beyond these initiatives.

A summary of net pretax charges incurred by segment was as follows for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in millions)	2019	2018
Global Business Solutions	$3	$5
Global Financial Solutions	—	2
Network & Security Solutions	—	16
Corporate	—	9
Restructuring, net	$3	$32

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2019:

(in millions)	Employee Severance	Other	Total
Remaining accrual as of January 1, 2019	$9	$7	$16
Employee expense	3	—	3
Cash payments and other	(3)	(1)	(4)
Remaining accrual as of March 31, 2019	$9	$6	$15

Deal and Deal Integration Costs

The Company incurred $33 million in deal and deal integration costs for the three months ended March 31, 2019 which is primarily related to the previously announced Fiserv transaction.

Merchant Matters

The Company did not incur any costs related to customer matters during the three months ended March 31, 2019. During the three months ended March 31, 2018 the Company incurred $20 million in costs related to customer matters.
Note 11: Acquisitions

In March 2019, the Company acquired 100% of Software Express. Software Express provides technology solutions to merchants, including multi-acquirer EFT, multi-acquirer EFT POS, reconciliation, a payment gateway, and automated recurring payments in Brazil. The purchase price was $79 million in cash, net of cash acquired, and Software Express is reported as part of the Company’s Global Business Solutions segment. The Company is holding $12 million in restricted cash that will be paid to the seller over a six year period. The acquisition was accounted for as a business combination and the accounting is currently incomplete. The acquisition of Software Express had an immaterial impact on revenue and operating income.
Note 12: Derivative Financial Instruments

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company held the following derivative instruments as of March 31, 2019 and December 31, 2018:

		As of March 31, 2019			As of December 31, 2018
(in millions)	Notional Currency	Notional Value	Assets(a)	Liabilities(a)	Notional Value	Assets(a)	Liabilities(a)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts	EUR	915	$2	$—	915	$—	$19
Foreign exchange contracts	GBP	150	2	—	150	6	—
Foreign exchange contracts	CAD	95	3	—	95	5	—
			7	—		11	19
Derivatives designated as cash flow hedges:
Interest rate collar contracts(b)	USD	1,500	5	—	2,800	10	—
Interest rate swap contracts	USD	7,250	—	67	7,250	—	44
			5	67		10	44
			$12	$67		$21	$63

(a)
The Company's derivatives are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b)	The interest rate collar with a notional value of $1.3 billion matured in January 2019. The remaining interest rate collar with a notional value of $1.5 billion will mature in September 2019.

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

As of March 31, 2019, the Company has not posted any collateral related to any of its derivative financial instruments.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Instruments on the Unaudited Consolidated Financial Statements

Derivative gains and (losses) were as follows for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019		2018
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:
Gain (loss) recognized in "Foreign currency translation adjustment" in the unaudited consolidated statements of comprehensive income (effective portion)	$—	$24	$—	$(30)
(Loss) gain recognized in "Derivative instruments" in the unaudited consolidated statements of comprehensive income (effective portion)	(28)	—	9	—

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in millions, after tax)	2019	2018
Accumulated gain included in other comprehensive income at beginning of the period	$165	$121
Decrease in fair value of derivatives that qualify for hedge accounting, net of tax(a) (b)	(3)	(16)
Accumulated gain included in other comprehensive income at end of the period	$162	$105

(a)	Losses are included in "Derivative instruments" and “Foreign currency translation adjustment” in the unaudited consolidated statements of comprehensive income.
(b) Net of tax of $1 million and $5 million for the three months ended March 31, 2019 and 2018, respectively.
Note 13: Commitments and Contingencies

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
Note 14: Investment in Affiliates

Segment results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2019, the Company had one unconsolidated significant subsidiary that was not required to be consolidated, but represented more than 20% of the Company’s pretax income. Summarized unaudited financial information for this affiliate is presented below for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in millions)	2019	2018
Net operating revenues	$192	$195
Operating expenses	103	101
Operating income	$89	$94
Net income	$90	$94
FDC equity earnings	36	33

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management's discussion and analysis should also be read in conjunction with the management's discussion and analysis and consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2019.

Year over year percent changes are calculated on whole-dollar values as management views this as a more accurate representation of our performance. As such, the values herein may not recalculate due to rounding. Not meaningful percentage changes are indicated with NM.
Executive Overview

First Data Corporation sits at the center of global electronic commerce. We enable businesses to accept electronic payments, help financial institutions issue credit, debit and prepaid cards, and route secure transactions between them. We believe we offer our clients the most complete array of integrated solutions in the industry, covering their needs across next generation commerce technologies, merchant acquiring, issuer processing and related services, and network solutions. We believe we have the industry’s largest distribution network, consisting of partnerships with many of the world’s leading financial institutions, and our direct sales force. We are the largest merchant acquirer and issuer processor in the world, and operate the third largest independent network services in the United States.

Our business is characterized by transaction related fees and multi-year contracts, which allow us to grow alongside our clients and to achieve a high level of recurring revenues from our diverse client base. While the contracts typically do not specify fixed revenues to be realized thereunder, they do provide a framework for revenues to be generated based on volume of services provided during such contracts' terms.

Pending Merger with Fiserv, Inc.

On January 16, 2019, First Data and Fiserv, Inc. (Fiserv), and 300 Holdings, Inc. (Merger Sub), a wholly-owned subsidiary of Fiserv, entered into an agreement and plan of merger (Merger Agreement), pursuant to which we will merge into Merger Sub (the Merger). The terms are subject to the conditions set forth in the Merger Agreement, which states at closing each share of our common stock issued and outstanding will be converted into the right to receive 0.303 (Exchange Ratio) of a share of common stock, par value $0.01 per share, of Fiserv. First Data's equity awards will generally be converted into Fiserv equity awards after giving effect to the Exchange Ratio and appropriate adjustments and be governed by the same terms and conditions as applicable to First Data's corresponding equity awards. Completion of the Merger is subject to customary closing conditions for both parties. We currently anticipate that we will close the merger during the second half of 2019. For additional information see Form 425 and Form 8-K filed with the Securities and Exchange Commission dated January 16, 2019 and available through the “Investor Relations” portion of our website at http://investor.firstdata.com.

On March 15, 2019, First Data, following the declaration by the U.S. Securities and Exchange Commission on March 14, 2019 that the Registration Statement of Fiserv became effective, received the written consent of New Omaha Holdings L.P. ( New Omaha), with respect to 364,441,146 shares of Class B common stock of First Data, to approve (i) the adoption of the Merger Agreement and (ii) the adoption of a resolution regarding certain Merger-related executive officer compensation payments that will or may be made to First Data’s named executive officers in connection with the Merger. The completion of the Merger remains subject to the satisfaction or waiver of customary closing conditions.

Components of Revenue

We generate revenue by providing commerce-enabling solutions. Our major components of revenue have not changed from those discussed within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Key factors affecting the comparability of our results of operations are summarized below.

Currency Impact

Although the majority of our revenue is earned in U.S. dollars, a portion of our revenues and expenses are in foreign currencies. As a result, changes in foreign currencies against the U.S. dollar can impact our results of operations. Additionally, we have intercompany debts in foreign currencies which impact our results of operations. In recent periods, the U.S. dollar has fluctuated versus most foreign currencies, which has impacted our operating results generated in foreign currencies as presented in U.S. dollars in our unaudited consolidated financial statements. We believe the presentation of organic constant currency and constant currency provides relevant information and we use these non-GAAP financial measures to, among other things, evaluate our ongoing operations by excluding the impact to foreign currency fluctuations. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our related financial results prepared in accordance with Generally Accepted Accounting Principles (GAAP). For additional information on our organic constant currency and constant currency calculation, see “Segment Results” within this Form 10-Q.

Acquisitions and Divestitures

Acquisitions and divestitures over the past year have impacted the comparability of our financial results. The disposition of the remittance processing business in the U.S. is reflected in Global Financial Solutions segment results through the disposition date of August 15, 2018. The disposition of the card processing business in Central and Southeastern Europe, is primarily reflected in our Global Financial Solutions segment results through the disposition date of September 28, 2018. The acquisition of Software Express is reflected in the Global Business Solutions segment results as of March 11, 2019. See note 11 "Acquisitions" in our unaudited consolidated financial statements in Part I of this Form 10-Q and note 13 "Acquisitions and Dispositions" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.
Results of Operations

Consolidated results should be read in conjunction with note 7 "Segment Information" in our unaudited consolidated financial statements in Part I of this Form 10-Q, which provides more detailed discussions concerning certain components of our unaudited consolidated statements of income. All significant intercompany accounts and transactions have been eliminated within the consolidated results.

Overview

The table below reconciles Net income attributable to First Data Corporation for the three months ended March 31, 2018 to March 31, 2019:

(in millions)	Three months ended March 31,
Net income attributable to First Data Corporation ending March 31, 2018	$101
Better (worse):
Revenues excluding reimbursable items	40
Cost of revenues	22
Selling, general, and administrative	(13)
Depreciation and amortization	4
Other operating expenses, net	24
Interest expense, net	30
Loss on debt extinguishment	(1)
Other expense	(24)
Income tax	(2)
Equity earnings in affiliates	3
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	(15)
Net income attributable to First Data Corporation ending March 31, 2019	$169

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

•
Segment EBITDA (earnings before net interest expense, income taxes, depreciation, and amortization) includes equity earnings in affiliates and excludes net income attributable to noncontrolling interests, other operating expenses, net, other expense, and stock-based compensation.

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

•
Certain measures exclude the estimated impact of foreign currency changes. To present this information, monthly results during the periods presented for entities with functional currencies other than U.S. dollars are translated into U.S. dollars at the average exchange rates in effect during the corresponding month of the prior period, rather than the actual average exchange rates in effect during the current period. Once translated, each month during the periods presented is added together to calculate the constant currency results for the periods presented.

•
Organic constant currency growth is defined as reported growth adjusted for the following, if applicable: (1) excludes the impacts of period-over-period currency rate changes in the current period; (2) excludes the results of significant divestitures in the prior period; and (3) includes the results of significant acquisitions in the prior period.

•	Currency impact is defined as the difference between the current period's actual results and the same period's results converted with the prior period's foreign exchange rate.
Operating revenues overview

	Three months ended March 31,			Organic Constant Currency Percent Change
(in millions)	2019	2018	Percent Change
Consolidated revenues	$2,316	$2,282
Adjustments:
Non wholly-owned entities	(7)	(4)
Reimbursable items	(192)	(198)
Total segment revenues	$2,117	$2,080	2%	8%

	Three months ended March 31,		Percent Change	Organic Constant Currency Percent Change
(in millions)	2019	2018
Segment revenues:
Global Business Solutions	$1,387	$1,318	5%	10%
Global Financial Solutions	369	400	(8)%	9%
Network & Security Solutions	361	362	—%	—%
Total segment revenues	$2,117	$2,080	2%	8%

Global Business Solutions segment results

The following table displays total segment revenue by region:

(in millions)	Three months ended March 31, 2018	Acquisitions/(Dispositions)	Core Growth	Currency Impact	Three months ended March 31, 2019	Percent Change	Organic Constant Currency Percent Change
Revenues:
North America	$1,014	$—	$56	$(1)	$1,069	5%	5%
EMEA	168	(2)	13	(13)	166	(1)%	8%
LATAM	88	2	52	(42)	100	14%	58%
APAC	48	—	7	(3)	52	9%	16%
Total segment revenue	$1,318	$—	$128	$(59)	$1,387	5%	10%

Global Financial Solutions segment results

The following table displays total segment revenue by region:

(in millions)	Three months ended March 31, 2018	(Dispositions)	Core Growth	Currency Impact	Three months ended March 31, 2019	Percent Change	Organic Constant Currency Percent Change
Revenues:
North America	$228	$(20)	$13	$—	$221	(3)%	6%
EMEA	110	(26)	4	(5)	83	(25)%	5%
LATAM	31	—	10	(8)	33	4%	29%
APAC	31	—	3	(2)	32	6%	13%
Total segment revenue	$400	$(46)	$30	$(15)	$369	(8)%	9%

Network & Security Solutions segment results

The following table displays total segment revenue by product:

(in millions)	Three months ended March 31, 2018	Core Growth (Decline)	Three months ended March 31, 2019	Percent Change	Organic Constant Currency Percent Change
Revenues:
EFT Network	$120	$5	$125	4%	4%
Security and Fraud	112	(2)	110	(2)%	(2)%
Stored Value Network	84	(1)	83	(2)%	(1)%
Other	46	(3)	43	(4)%	(4)%
Total segment revenue	$362	$(1)	$361	—%	—%

Operating expenses overview

	Three months ended March 31,		Percent Change	Constant Currency Percent Change
(in millions)	2019	2018
Cost of revenues (exclusive of items shown below)	$757	$779	(3)%	—%
Selling, general, and administrative	660	647	2%	4%
Cost of revenues and Selling, general, and administrative expenses	1,417	1,426	(1)%	2%
Depreciation and amortization	246	250	(2)%	4%
Other operating expenses, net	36	60	(40)%	(40)%
Total expenses (excluding reimbursable items)	1,699	1,736	(2)%	1%
Reimbursable items	192	198	(3)%	(3)%
Total expenses	$1,891	$1,934	(2)%	—%

Cost of revenues and Selling, general, and administrative expenses

(in millions)	Three months ended March 31, 2018	Acquisitions/(Dispositions)(a)	Core Growth (Decline)		Three months ended March 31, 2019	Percent Change	Constant Currency Percent Change
Sales and distribution incentives	$302	$—	$43	(b)	$345
Salaries, wages, bonus, and outside professional fees	641	(21)	(22)	(c)	598
Stock-based compensation	74	—	(18)	(d)	56
Cost of products sold	82	(1)	16	(e)	97
Software, telecommunication infrastructure, and repairs	93	(2)	5		96
Other	234	(2)	(7)		225
Cost of revenues and Selling, general, and administrative expenses	$1,426	$(26)	$17		$1,417	(1)%	2%

(a)
Expenses were impacted by the acquisition of Software Express in March 2019, the dispositions of the remittance processing business in August 2018, and disposition of the card processing business in Central and Southeastern Europe in September 2018. See note 11 "Acquisitions" in our unaudited consolidated financial statements in Part I of this Form 10-Q and note 13 "Acquisitions and Dispositions" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

(b)	Increase related to growth in our merchant acquiring business.

(c)	Decrease primarily due to cost savings initiatives.

(d)	Decrease primarily due to cost savings initiatives and sizable stock awards which vested prior to the three months ended March 31, 2019.

(e)	Increase primarily due to organic growth and initial direct cost related to hardware revenue.

Depreciation and amortization

	Three months ended March 31,		Percent Change	Constant Currency Percent Change
(in millions)	2019	2018
Depreciation expense	$83	$82	1%
Amortization expense	163	168	(3)%
Depreciation and amortization	$246	$250	(2)%	4%

Other operating expenses, net

	Three months ended March 31,		Percent Change	Constant Currency Percent Change
(in millions)	2019	2018
Restructuring, net	$3	$32
Deal and deal integration costs	33	7
Merchant matters	—	20
Other	—	1
Other operating expenses, net(a)	$36	$60	(40)%	(40)%

(a)	See note 10 "Other Operating Expenses, Net" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information regarding other operating expenses.
Interest expense, net

	Three months ended March 31,		Percent Change	Constant Currency Percent Change
(in millions)	2019	2018
Interest expense, net(a)	$203	$233	(13)%	(13)%

(a)	See note 2 "Borrowings" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.
Other expense

	Three months ended March 31,		Percent Change	Constant Currency Percent Change
(in millions)	2019	2018
Non-operating foreign currency loss	$(2)	$(3)
Other miscellaneous expense(a)	(25)	—
Other expense	$(27)	$(3)	NM	NM

(a)
For the three months ended March 31, 2019 we recorded expenses of $23 million for an out of period adjustment, which impacted multiple years, related to correction of a lease classification error. We do not believe this adjustment will be material to the financial statements for the year ended December 31, 2019 and it is not material to previously reported financial statements.

Income taxes

See note 8 "Income Taxes" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.
Equity earnings in affiliates

	Three months ended March 31,		Percent Change	Constant Currency Percent Change
(in millions)	2019	2018
Equity earnings in affiliates(a)	$52	$49	6%	8%

(a)
Equity earnings in affiliates is related to the earnings of our unconsolidated merchant alliance partnerships. The improvement in equity earnings for the three months ended March 31, 2019 was driven primarily by lower amortization expense as one of our equity method investments was fully amortized by December 31, 2018.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Three months ended March 31,		Percent Change	Constant Currency Percent Change
(in millions)	2019	2018
Net income attributable to noncontrolling interests and redeemable noncontrolling interest(a)	$48	$33	45%	48%

(a)
Net income attributable to noncontrolling interests and redeemable noncontrolling interest relates to the ownership interest of our alliance partners in our consolidated results. The improvement in Net income attributable to noncontrolling interests and redeemable noncontrolling interest for the three months ended March 31, 2019 was primarily driven by the non-recurrence of a $10 million expense related to a merchant matter in the prior year period.

Segment EBITDA Overview
The following table displays total segment EBITDA by segment and illustrates, on a percentage basis, the impact of foreign currency fluctuations on revenue growth for the periods presented:

(in millions)	Three months ended March 31, 2018	(Dispositions)(a)	Core Growth (Decline)	Currency Impact	Three months ended March 31, 2019	Reported Percent Change	Organic Constant Currency Percent Change
Segment EBITDA:
Global Business Solutions	$434	$(1)	$67	$(29)	$471	8%	15%
Global Financial Solutions	166	(10)	—	(9)	147	(12)%	—%
Network & Security Solutions	175	—	20	—	195	11%	11%
Corporate	(45)	—	(14)	—	(59)	(26)%	(26)%
Total Segment EBITDA (non-GAAP)	$730	$(11)	$73	$(38)	$754	3%	10%

(a)	EBITDA was impacted by the acquisitions and dispositions discussed previously.

The following table displays Segment EBITDA margin as reported by segment for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,		Reported Percent Change		Organic Constant Currency Percent Change
	2019	2018
Segment EBITDA Margin:
Global Business Solutions	34.0%	32.9%	110	bps	170 bps
Global Financial Solutions	39.8%	41.5%	(170	) bps	(340) bps
Network & Security Solutions	54.0%	48.3%	570	bps	570 bps
Total Segment EBITDA Margin	35.6%	35.1%	50	bps	80 bps
Global Business Solutions The increase for the three months ended March 31, 2019 was positively impacted by business mix, including timing of network assessment fees and lower hardware revenue.
Global Financial Solutions The decrease for the three months ended March 31, 2019 was impacted by added costs primarily associated with the ramping up of new deals.
Network & Security Solutions The increase for the three months ended March 31, 2019 was impacted by expense management initiatives and the non-renewal of a low-margin plastics client in the prior year.
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

The following table reconciles the reported Net income attributable to First Data Corporation presented in accordance with GAAP to the non-GAAP financial measure of adjusted net income for the periods presented:

	Three months ended March 31,
(in millions)	2019	2018	% Change
Net income attributable to First Data Corporation	$169	$101	67%
Adjustments:
Stock-based compensation	56	74	(24)%
Loss on debt extinguishment	1	—	NM
Amortization of acquisition intangibles and deferred financing costs(a)	89	106	(16)%
Other operating expenses, net and Other expense	63	63	—%
Other(b)	—	(11)	NM
Discrete tax items(c)	—	6	NM
Income tax on above items(d)	(75)	(60)	(25)%
Adjusted net income attributable to First Data Corporation	$303	$279	9%

(a)
Represents amortization of intangibles established in connection with the 2007 merger and acquisitions we have made since 2007, excluding the percentage of our consolidated amortization of acquisition intangibles related to non-wholly owned consolidated alliances equal to the portion of such alliances owned by our alliance partners. This line also includes amortization related to deferred financing costs of $3 million and $5 million for the three months ended March 31, 2019 and 2018, respectively.

(b)	The 2018 balance represents adjustments for non wholly-owned entities.

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

Total borrowings and net debt

For the three months ended March 31, 2019, we used a portion of excess cash generated by the business and existing cash on hand to reduce outstanding debt and complete strategic acquisitions. The table below shows the net debt balances as of March 31, 2019 and December 31, 2018. Net debt is a non-GAAP measure defined as total long-term borrowings plus short-term and current portion of long-term borrowings at par value excluding lines of credit used for settlement purposes less cash and cash equivalents. We believe that net debt provides additional insight on the level and management of leverage. Net debt is not, and should not be viewed as, a substitute for total outstanding borrowings under GAAP.

	As of	As of
(in millions)	March 31, 2019	December 31, 2018
Total long-term borrowings	$16,282	$16,429
Total short-term and current portion of long-term borrowings	1,159	1,170
Total borrowings	17,441	17,599
Unamortized discount and unamortized deferred financing costs	88	94
Total borrowings at par	17,529	17,693
Less: settlement lines of credit	127	224
Gross debt excluding settlement lines of credit	17,402	17,469
Less: cash and cash equivalents	619	555
Net debt	$16,783	$16,914

Our current level of debt may limit our ability to obtain additional funding at our current funding rate beyond our senior secured revolving credit facility and receivable securitization facility, if needed. See note 2 "Borrowings" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

Credit ratings

As of April 30, 2019, our long-term corporate family rating from Moody’s was Ba3 (outlook positive). Long-term local issuer credit rating from Standard and Poor’s was BB- (outlook stable) and the long-term issuer default rating from Fitch was BB- (outlook positive). A decrease in our credit ratings could affect our ability to access future financing at current funding rates, which could result in increased interest expense in the future.

As a result of the planned merger with Fiserv as described in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" in our unaudited consolidated financial statements in Part I of this Form 10-Q, all three credit agencies have put us on the watch list for upgrade.

Cash and cash equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of March 31, 2019 and December 31, 2018, we held $619 million and $555 million in cash and cash equivalents, respectively.

The table below details the cash and cash equivalents as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019				As of December 31, 2018
(in millions)	Available	Unavailable		Total	Available	Unavailable		Total
Domestic	$62	$150	(a)	$212	$28	$156	(a)	$184
International	208	199	(b)	407	200	171	(b)	371
Total	$270	$349		$619	$228	$327		$555

(a)
Represents cash held by two of our domestic entities that are not available to fund operations outside of these entities unless the Board of Directors of these respective entities declare a dividend. Also, one of these entities is subject to regulatory capital requirements that must be satisfied before a dividend may be declared.

(b)
Consolidated foreign joint ventures held $194 million and $169 million in cash and cash equivalents as of March 31, 2019 and December 31, 2018, respectively. Distributions of these funds are subject to the joint ventures' Board of Directors authorization.

Cash flows

The table below summarizes cash flows for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
Source/(use) (in millions)	2019	2018
Net cash provided by operating activities	$615	$534
Net cash used in investing activities	(261)	(143)
Net cash used in financing activities	(275)	(304)

Cash provided by operating activities

The table below reconciles the change in operating cash flows for the three months ended March 31, 2018 to March 31, 2019:

Source/(use) (in millions)	Three months ended March 31, 2019
Net cash provided by operating activities, previous period	$534
Increases (decreases) in:
Net income, excluding other operating expenses, net and other expense(a)	82
Depreciation and amortization	(10)
Working capital(b)	9
Net cash provided by operating activities, end of period	$615

(a)	Excludes loss on debt extinguishment, stock-based compensation expense, and other non-cash items.

(b)	Change driven by timing of receipts and payments.
Our operating cash flow is impacted by our level of debt. Approximately $267 million and $237 million in cash interest, net of interest rate swap settlements, was paid during the three months ended March 31, 2019 and 2018, respectively. The increase in cash interest, net of interest rate swap settlements, is due to timing of payments.
See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a detailed discussion on how a 100 basis point increase in the applicable London Interbank Offered Rate (LIBOR) index on an annualized basis would impact our annual interest expense.
Cash used in investing activities
The table below summarizes the changes in investing activities for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
Source/(use) (in millions)	2019	2018	Change
Acquisitions(a)	$(73)	$(17)	$(56)
Capital expenditures(b)	(166)	(139)	(27)
Other(c)	(22)	13	(35)
Net cash used in investing activities	$(261)	$(143)	$(118)

(a)
See note 11 "Acquisitions" in our unaudited consolidated financial statements in Part I of this Form 10-Q and note 13 "Acquisitions and Dispositions" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

(b)	Change in capital expenditures is related to an increase in cash outlays for software, technology, and building improvements.

(c)	Other represents proceeds from maturity of net investment hedges, purchase of investments, and other investing activities.
Cash used in financing activities
The table below summarizes the changes in financing activities for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
Source/(use) (in millions)	2019	2018	Change
Net debt transactions (a)	$(166)	$(206)	$40
Other (b)	(109)	(98)	(11)
Net cash used in financing activities	$(275)	$(304)	$29

(a)	Details regarding our debt structure are provided in note 2 "Borrowings" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

(b)
Other represents payment of taxes related to net settlement of equity awards, distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest, and other financing activities.

Free Cash Flow

Free cash flow is a non-GAAP measure defined as cash flow provided by operating activities less capital expenditures and distributions to minority interests, and other. We consider free cash flow to be a liquidity measure that provides useful information to management and users of our financial statements about the amount of cash generated by the business which can be used to, among other things, reduce outstanding debt and/or complete strategic acquisitions. Free cash flow is not, and should not be viewed as, a substitute for GAAP reported financial information.

The table below reconciles cash flow from operations to free cash flow for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
Source/(use) (in millions)	2019	2018	Change
Net cash provided by operating activities (a)	$615	$534	$81
Capital expenditures(b)	(166)	(139)	(27)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest, and other(c)	(52)	(27)	(25)
Free cash flow	$397	$368	$29

(a)	See "Cash provided by operating activities".

(b)	See "Cash used in investing activities".

(c)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest, and other decreased due to a non-recurring $26 million received from the maturity of a net investment hedge in 2018.

Letters and lines of credit

	Total Available(a)		Total Outstanding
(in millions)	As of March 31, 2019	As of December 31, 2018	As of March 31, 2019	As of December 31, 2018
Letters of credit(b)	$283	$283	$35	$35
Lines of credit	378	516	127	224

(a)	Total available without giving effect to amounts outstanding.

(b)	See note 2 "Borrowings" in our unaudited consolidated financial statements in Part I of this Form 10-Q.

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

The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes. As of March 31, 2019, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $14.0 billion, Covenant EBITDA of $3.6 billion, and a Ratio of 3.83 to 1.00.

The calculation of Covenant EBITDA under our senior secured facilities was as follows:

(in millions)	Last twelve months ended March 31, 2019
Net income attributable to First Data Corporation	$1,073
Interest expense, net	887
Income tax expense	51
Depreciation and amortization	1,080
EBITDA	3,091

Loss on debt extinguishment	153
Stock-based compensation	230
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	208
Projected near-term cost savings and revenue enhancements(a)	48
Restructuring, net	56
Non-operating foreign currency losses	(7)
Equity entities taxes, depreciation and amortization(b)	18
Divestitures, net	(197)
Other(c)	47
Covenant EBITDA	$3,647

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019, there were no material changes outside the ordinary course of business in our off-balance sheet arrangements from those reported as of December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2018.
Contractual Obligations

During the three months ended March 31, 2019, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2018.
Critical Accounting Policies

Our critical accounting policies have not changed from those reported as of December 31, 2018 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.
New Accounting Guidance

See note 1 "Basis of Presentation and Summary of Significant Accounting Policies" in our unaudited consolidated financial statements in Part I of this Form 10-Q for new accounting guidance.

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

As of March 31, 2019, we have $12 billion in variable rate debt, which includes $569 million on our accounts receivable securitization facility, and also includes $250 million drawn on our revolving credit facility. We have $1.5 billion in variable to fixed interest rate collars, which are subject to contractual ceilings and floors, and $7.25 billion in variable to fixed interest rate step-up swaps. The $1.5 billion interest rate collars expires in September 2019, and have a one month LIBOR ceiling of 1.75%. With respect to our step-up swaps, the $4.75 billion of notional exposure step-up swaps, decreases by $750 million semi-annually, commencing in June 2019, and expires in December 2020. The remaining $2.5 billion of step-up swaps cover our exposure through May 2021.

Based on outstanding debt balances and interest rates as of March 31, 2019, a 1% increase in variable interest rates would result in a decrease to pretax income of $29 million over the next twelve months. This decrease is due to a $47 million increase in interest expense related to our balance of variable interest rate debt, net of interest rate collars and step-up swaps, partially offset by an $18 million increase in interest income, primarily on settlement assets. A decrease in interest rates would result in an increase to pretax income. Actual interest rates could change significantly more than 1%. There are inherent limitations in the sensitivity analysis presented and as a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

We are exposed to changes in currency rates as a result of our investments in foreign operations and revenues and expenses generated in currencies other than the U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. See note 12 "Derivative Financial Instruments" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information regarding the changes in foreign currency exchange rates.

A hypothetical 10% weakening/strengthening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in an increase/decrease to pretax income of approximately $73 million. This increase/decrease results from a $54 million increase/decrease related to foreign exchange on foreign currency earnings and a $19 million increase/decrease related to foreign exchange on intercompany loans. There are inherent limitations in the sensitivity analysis presented and as a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2019. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

As a part of our ongoing expense management initiatives, we continue to migrate and reorganize certain operations and functions within the Company. These efforts continue to present transitional risks to maintaining adequate internal controls over financial reporting. Other than with respect to these items, there were no changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. None of these matters, either individually or in the aggregate, currently are material to us.
ITEM 1A.    RISK FACTORS

There are no material changes to the risk factors as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock in the three months ended March 31, 2019:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under Announced Programs
January 1, 2019 through January 31, 2019	-	-	-	-
February 1, 2019 through February 28, 2019	336,684 (a)	$25.27	-	-
March 1, 2019 through March 31, 2019	-	-	-	-

(a)	Shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report or, where indicated, were filed and are incorporated by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date:	April 30, 2019	By	/s/ Himanshu A. Patel
Himanshu A. Patel
Executive Vice President, Chief Financial Officer
(principal financial officer)

Date:	April 30, 2019	By	/s/ Michael K. Neborak
Michael K. Neborak
Executive Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)