Form 10-Q
period 2019-06-30
FIRST DATA CORP
filed 2019-07-25
CIK 883980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
 ☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-11073

FIRST DATA CORPORATION
(Exact name of registrant as specified in its charter)
www.firstdata.com

Delaware	47-0731996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 Liberty Street, 29th Floor
New York, New York 10281
(Address of principal executive offices and zip code)
(800) 735-3362
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	FDC	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at June 30, 2019
Class A Common Stock, $0.01 par value per share	577,143,665	shares
Class B Common Stock, $0.01 par value per share	368,628,937	shares

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

Forward-Looking Statements

Certain matters we discuss in this Form 10-Q and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans, projections or intentions. Examples of forward-looking statements include, but are not limited to, all statements we make relating to revenue, earnings before net interest expense, income taxes, depreciation, and amortization (EBITDA), earnings, margins, growth rates, and other financial results for future periods. By their nature, forward-looking statements speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results could differ materially and adversely from our forward-looking statements due to a variety of factors, including the following: (1) adverse impacts from global economic, political, and other conditions affecting trends in consumer, business, and government spending; (2) our ability to anticipate and respond to changing industry trends, including technological changes and increasing competition; (3) our ability to successfully renew existing client contracts on favorable terms and obtain new clients; (4) our ability to prevent a material breach of security of any of our systems; (5) our ability to implement and improve processing systems to provide new products, improve functionality, and increase efficiencies; (6) the successful management of our merchant alliance program which involves several alliances not under our sole control and each of which acts independently of the others; (7) our successful management of credit and fraud risks in our business units and merchant alliances, particularly in the context of eCommerce and mobile markets; (8) consolidation among financial institution clients or other client groups that impacts our client relationships; (9) our ability to use our net operating losses without restriction to offset income for US tax purposes; (10) our ability to improve our profitability and maintain flexibility in our capital resources through the implementation of cost savings initiatives; (11) the acquisition or disposition of a material business or assets; (12) our ability to successfully value and integrate acquired businesses; (13) our high degree of leverage; (14) adverse impacts from currency exchange rates or currency controls imposed by any government or otherwise; (15) changes in the interest rate environment that increase interest on our borrowings or the interest rate at which we can refinance our borrowings; (16) the impact of new or changes in current laws, regulations, credit card association rules, or other industry standards; and (17) new lawsuits, investigations, or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings, and various other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, including but not limited to, Item 1 - Business, Item 1A - Risk Factors, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additional factors related to the agreement and plan of merger entered on January 16, 2019 between First Data and Fiserv, Inc. (“Fiserv”) that could cause actual results to differ materially and adversely from our forward-looking statements include (1) the occurrence of any event, change or other circumstances that could give rise to the right of one or both of First Data and Fiserv to terminate the definitive merger agreement between First Data and Fiserv; (2) the outcome of any legal proceedings that may be instituted against First Data, Fiserv or their respective stockholders, shareholders or directors; (3) the ability to meet closing conditions to the merger; (4) a delay in closing the merger; (5) difficulties and delays in integrating the First Data and Fiserv businesses, including with respect to implementing systems to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; (6) failing to fully realize anticipated cost savings and other anticipated benefits of the merger; (7) business disruptions from the proposed merger that will harm First Data’s or Fiserv’s business, including current plans and operations; (8) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger, including as it relates to First Data’s or Fiserv’s ability to successfully renew existing client contracts on favorable terms or at all and obtain new clients; (9) certain restrictions during the pendency of the merger that may impact First Data’s or Fiserv’s ability to pursue certain business opportunities or strategic transactions; (10) the ability of First Data or Fiserv to retain and hire key personnel; (11) uncertainty as to the long-term value of the common stock of Fiserv following the merger; (12) the continued availability of capital and financing following the merger; (13) the business, economic and political conditions in the markets in which First Data and Fiserv operate. Except as required by law, we do not intend to revise or update any forward-looking statement as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Revenues:
Revenues excluding reimbursable items(a)	$2,289	$2,244	$4,413	$4,328
Reimbursable items	196	204	388	402
Total revenues	2,485	2,448	4,801	4,730
Expenses:
Cost of revenues (exclusive of items shown below)	757	751	1,514	1,530
Selling, general, and administrative	688	683	1,348	1,330
Depreciation and amortization	253	255	499	505
Other operating expenses, net	24	17	60	77
Total expenses excluding reimbursable items	1,722	1,706	3,421	3,442
Reimbursable items	196	204	388	402
Total expenses	1,918	1,910	3,809	3,844
Operating profit	567	538	992	886
Interest expense, net	(202)	(234)	(405)	(467)
Loss on debt extinguishment	(2)	(1)	(3)	(1)
Other (expense) income	(8)	2	(35)	(1)
Income before income taxes and equity earnings in affiliates	355	305	549	417
Income tax expense (benefit)	85	(37)	114	(10)
Equity earnings in affiliates	64	60	116	109
Net income	334	402	551	536
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interest	59	61	107	94
Net income attributable to First Data Corporation	$275	$341	$444	$442

Net income attributable to First Data Corporation per share:
Basic	$0.29	$0.37	$0.47	$0.48
Diluted	$0.28	$0.36	$0.46	$0.47

Weighted-average common shares outstanding:
Basic	943	928	940	926
Diluted	971	954	969	950

(a)
Includes processing fees, administrative service fees, and other fees charged to merchant alliances accounted for under the equity method of $48 million and $96 million for the three and six months ended June 30, 2019, respectively, and $51 million and $103 million for the comparable periods in 2018 .

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Net income	$334	$402	$551	$536
Other comprehensive income (loss):
Foreign currency translation adjustment	1	(174)	60	(84)
Pension liability adjustments	—	—	2	—
Derivative instruments	(50)	(9)	(78)	—
Total other comprehensive income, net of tax	(49)	(183)	(16)	(84)
Comprehensive income	285	219	535	452
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	59	53	107	90
Comprehensive income attributable to First Data Corporation	$226	$166	$428	$362

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(in millions, except par value)	As of June 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$544	$555
Accounts receivable, net of allowance for doubtful accounts of $46 and $46	2,162	2,217
Settlement assets	23,929	11,423
Prepaid expenses and other current assets	323	319
Total current assets	26,958	14,514
Property and equipment, net of accumulated depreciation of $1,781 and $1,647	922	905
Goodwill	17,508	17,460
Customer relationships, net of accumulated amortization of $5,682 and $5,509	1,641	1,763
Other intangibles, net of accumulated amortization of $2,450 and $2,271	1,935	1,893
Investment in affiliates	1,078	1,055
Other long-term assets	989	737
Total assets	$51,031	$38,327
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,727	$1,636
Short-term and current portion of long-term borrowings	1,150	1,170
Settlement obligations	23,929	11,423
Total current liabilities	26,806	14,229
Long-term borrowings	15,811	16,429
Deferred tax liabilities	94	97
Other long-term liabilities	807	528
Total liabilities	43,518	31,283
Commitments and contingencies (See note 13)
Redeemable noncontrolling interest	92	77
First Data Corporation stockholders' equity:
Class A Common stock, $0.01 par value; 1,600 shares authorized as of June 30, 2019 and December 31, 2018, 597 shares and 584 shares issued as of June 30, 2019 and December 31, 2018, respectively; and 577 shares and 568 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	6	6
Class B Common stock, $0.01 par value; 448 shares authorized as of June 30, 2019 and December 31, 2018; 369 shares issued and outstanding as of June 30, 2019 and December 31, 2018	4	4
Preferred stock, $0.01 par value; 100 shares authorized as of June 30, 2019 and December 31, 2018; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Class A Treasury stock, at cost, 20 shares and 16 shares as of June 30, 2019 and December 31, 2018, respectively	(347)	(251)
Additional paid-in capital	13,933	13,791
Accumulated loss	(7,617)	(8,067)
Accumulated other comprehensive loss	(1,326)	(1,310)
Total First Data Corporation stockholders' equity	4,653	4,173
Noncontrolling interests	2,768	2,794
Total equity	7,421	6,967
Total liabilities and equity	$51,031	$38,327
 See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$551	$536
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	525	546
Deferred income taxes	57	(80)
Charges related to other operating expenses, net and other (expense) income	95	78
Loss on debt extinguishment	3	1
Stock-based compensation expense	115	133
Other non-cash and non-operating items, net	4	12
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	100	50
Other assets, current and long-term	(18)	(1)
Accounts payable and other liabilities, current and long-term	(123)	(139)
Income tax accounts	19	2
Net cash provided by operating activities	1,328	1,138
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(211)	(139)
Payments to obtain customer contracts, including outlays for conversion, and capitalized systems development costs	(173)	(151)
Acquisitions, net of cash acquired	(73)	(17)
Proceeds from the maturity of net investment hedges	—	26
Other investing activities, net	(29)	(9)
Net cash used in investing activities	(486)	(290)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(38)	(364)
Principal payments on long-term debt	(616)	(246)
Payment of taxes related to net settlement of equity awards	(118)	(79)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest	(133)	(128)
Other financing activities, net	67	33
Net cash used in financing activities	(838)	(784)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	(18)
Change in cash, cash equivalents, and restricted cash	3	46
Cash, cash equivalents, and restricted cash at beginning of period(a)	583	525
Cash, cash equivalents, and restricted cash at end of period(a)	$586	$571
NON-CASH TRANSACTIONS
Finance leases, net of trade-ins	$2	$15

(a)	The Company held $42 million and $28 million in restricted cash within "Other long-term assets" in the unaudited consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

See notes to unaudited consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	First Data Corporation Stockholders
	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
(in millions)	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	568	$6	369	$4	16	$(251)	$13,791	$(8,067)	$(1,310)	$2,794	$6,967
Adoption of New Lease Standard	—	—	—	—	—	—	—	6	—	—	6
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(45)	(45)
Net income(b)	—	—	—	—	—	—	—	169	—	40	209
Other comprehensive income	—	—	—	—	—	—	—	—	33	—	33
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	(15)	—	—	—	(15)
Stock compensation expense	—	—	—	—	—	—	64	—	—	—	64
Stock activity under stock compensation plans and other	7	—	—	—	4	(87)	32	—	—	—	(55)
Balance, March 31, 2019	575	$6	369	$4	20	$(338)	$13,872	$(7,892)	$(1,277)	$2,789	$7,164
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(73)	(73)
Net income(b)	—	—	—	—	—	—	—	275	—	52	327
Other comprehensive income	—	—	—	—	—	—	—	—	(49)	—	(49)
Stock compensation expense	—	—	—	—	—	—	59	—	—	—	59
Stock activity under stock compensation plans and other	2	—	—	—	—	(9)	2	—	—	—	(7)
Balance, June 30, 2019	577	$6	369	$4	20	$(347)	$13,933	$(7,617)	$(1,326)	$2,768	$7,421

(a)
The total distribution presented in the unaudited consolidated statements of equity for the three and six months ended June 30, 2019 excludes $8 million and $15 million, respectively, in distributions paid to redeemable noncontrolling interest not included in equity.

(b)
The total net income presented in the unaudited consolidated statements of equity for the three and six months ended June 30, 2019 is $7 million and $15 million, respectively, different than the amounts presented in the unaudited consolidated statements of income due to the net income attributable to the redeemable noncontrolling interest not included in equity.

See notes to unaudited consolidated financial statements.

	First Data Corporation Stockholders
	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
(in millions)	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	482	$5	443	$4	11	$(149)	$13,495	$(9,059)	$(1,144)	$2,862	$6,014
Adoption of New Revenue Standard	—	—	—	—	—	—	—	(13)	—	—	(13)
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(44)	(44)
Net income(b)	—	—	—	—	—	—	—	101	—	25	126
Other comprehensive income	—	—	—	—	—	—	—	—	95	4	99
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	—	—	74	—	—	—	74
Stock activity under stock compensation plans and other	3	—	1	—	3	(53)	15	—	—	—	(38)
Balance, March 31, 2018	485	$5	444	$4	14	$(202)	$13,578	$(8,971)	$(1,049)	$2,847	$6,212
Dividends and distributions paid to noncontrolling interests(a)	—	—	—	—	—	—	—	—	—	(68)	(68)
Net income(b)	—	—	—	—	—	—	—	341	—	53	394
Other comprehensive income	—	—	—	—	—	—	—	—	(175)	(8)	(183)
Stock compensation expense	—	—	—	—	—	—	59	—	—	—	59
Stock activity under stock compensation plans and other	6	—	(1)	—	1	(18)	11	—	—	—	(7)
Balance, June 30, 2018	491	$5	443	$4	15	$(220)	$13,648	$(8,630)	$(1,224)	$2,824	$6,407

(a)
The total distribution presented in the unaudited consolidated statements of equity for the three and six months ended June 30, 2018 excludes $8 million and $16 million, respectively, in distributions paid to redeemable noncontrolling interest not included in equity.

(b)
The total net income presented in the unaudited consolidated statements of equity for the three and six months ended June 30, 2018 is $8 million and $16 million, respectively, different than the amounts presented in the unaudited consolidated statements of income due to the net income attributable to the redeemable noncontrolling interest not included in equity.

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

For the six months ended June 30, 2019 the Company recorded expenses of $23 million for an out of period adjustment, which impacted multiple years, related to correction of a lease classification error. The Company does not believe this adjustment will be material to the financial statements for the year ended December 31, 2019 and it is not material to previously reported financial statements. Effective January 1, 2019, initial direct costs associated with hardware revenue are now recorded in costs of products sold within "Cost of revenues (exclusive of items shown below)".

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

As of July 23, 2019, the Company and Fiserv received the final required regulatory approvals and non-objections needed to complete the proposed combination. The Company and Fiserv expect to close the proposed acquisition on or about July 29, 2019.

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

The following table presents the amounts associated with such amortization for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Amortization of payments for customers contracts	$10	$13	$24	$26
Amortization related to equity method investments	1	7	2	15

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

The Company adopted the new standard on January 1, 2019 using a modified retrospective approach that permits an entity to use the effective date as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. The Company elected the transition package of practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

direct costs. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to leases with terms of 12 months or less, and elected an accounting policy to account for lease and non-lease components as a single lease component for certain classes of assets. The adoption of the new guidance did not have a material impact to the consolidated financial statements. The adoption resulted in a decrease to the January 1, 2019 balance of accumulated loss of $6 million for the cumulative effect of applying the New Lease Standard. Additionally, adoption of the guidance did not impact any debt covenants or result in significant changes to the internal processes, including the internal control over financial reporting. See note 4 "Leases" in the Company's unaudited consolidated financial statements in Part I of this Form 10-Q.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on changes in unrealized gains and losses included in other comprehensive income. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of the guidance on its consolidated financial statements.
Note 2: Borrowings

The following table presents borrowings as of June 30, 2019 and December 31, 2018:

(in millions)	As of June 30, 2019	As of December 31, 2018
Short-term borrowings:
Lines of credit	$117	$224
Senior Secured Revolving Credit Facility	250	250
Receivable securitized loan	542	472
Unamortized deferred financing costs(a)	(2)	(3)
Total short-term borrowings	907	943
Current portion of long-term borrowings:
Senior secured term loan facility due 2023	148	119
Finance lease obligations and other arrangements	95	108
Total current portion of long-term borrowings	243	227
Total short-term and current portion of long-term borrowings	1,150	1,170
Long-term borrowings:
Senior secured term loan facility due 2022	2,018	2,518
Senior secured term loan facility due 2023	4,542	4,631
Senior secured term loan facility due 2024	3,892	3,892
5.375% Senior secured first lien notes due 2023	1,210	1,210
5.0% Senior secured first lien notes due 2024	1,883	1,883
5.75% Senior secured second lien notes due 2024	2,176	2,176
Unamortized discount and unamortized deferred financing costs(a)	(78)	(91)
Finance lease obligations and other arrangements	168	210
Total long-term borrowings(b)	15,811	16,429
Total borrowings	$16,961	$17,599

(a)
Unamortized deferred financing costs and certain lenders' fees associated with debt transactions were capitalized as discounts and are amortized on a straight-line basis, which approximates the effective interest method, over the remaining term of the respective debt.

(b)
As of June 30, 2019 and December 31, 2018, the fair value of the Company's long-term borrowings, excluding finance lease obligations and other arrangements, was $16.0 billion and $15.7 billion, respectively. The estimated fair value of the Company's long-term borrowings was primarily based on market trading prices and is considered to be a Level 2 measurement.

Lines of Credit

As of June 30, 2019 and December 31, 2018, the Company had $329 million and $516 million, respectively, available under short-term lines of credit with foreign banks and alliance partners primarily to fund settlement activity. As of June 30, 2019 and December 31, 2018, this included a $125 million and $290 million, respectively, committed line of credit for one of the Company's consolidated alliances. The remainder of these arrangements are primarily associated with international operations and are in various functional currencies, the most significant of which are the Australian dollar, the Polish zloty, and the euro. Of the amounts outstanding as of June 30, 2019 and December 31, 2018, $27 million and $13 million, respectively, were uncommitted. As of June 30, 2019 and December 31, 2018, the weighted average interest rate associated with foreign lines of credit was 8.9% and 2.6%, respectively.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Secured Revolving Credit Facility

The Company has a $1.25 billion senior secured revolving credit facility maturing on October 26, 2023. Up to $250 million of the senior secured revolving credit facility is available for letters of credit, of which $5 million of letters of credit were issued under the facilities as of June 30, 2019 and December 31, 2018. As of June 30, 2019, $995 million remained available.

Senior Unsecured Revolving Credit Facility

The Company has a $33 million senior unsecured revolving credit facility maturing December 20, 2019, available for letters of credit. The interest rate associated with the credit facility is 1.85%. As of June 30, 2019 and December 31, 2018, the Company had $30 million of outstanding letters of credit, for both periods presented.

Receivable Securitization Agreement

The Company has a consolidated wholly-owned subsidiary, First Data Receivables, LLC (FDR). FDR and FDC entered into an agreement where certain wholly-owned subsidiaries of FDC agreed to transfer and contribute receivables to FDR. FDR’s assets are not available to satisfy obligations of any other entities or affiliates of FDC. FDR's creditors will be entitled, upon its liquidation, to be satisfied out of FDR’s assets prior to any assets or value in FDR becoming available to FDC. As of June 30, 2019 and December 31, 2018, the Company transferred $746 million and $726 million, respectively, in receivables to FDR as part of the securitization program. As of June 30, 2019, the maximum borrowing capacity, subject to collateral availability, under the agreement is $600 million. FDR utilized the receivables as collateral in borrowings of $542 million and $472 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the receivables held by FDR are recorded within "Accounts receivable, net" in the Company's unaudited consolidated balance sheets. The weighted average interest rate on the securitization facility borrowings was 3.55% and 3.65% as of June 30, 2019 and December 31, 2018, respectively. The term of the receivables securitization agreement is through July 2021.
Note 3: Revenue Recognition

Transaction and Processing Services

Revenue is comprised of fees charged to the Company's customers, net of interchange fees and assessments charged by the credit card associations and debit networks, which are pass-through charges collected on behalf of the card issuers and payment networks. Interchange fees and assessments charged by credit card and debit networks to the Company’s consolidated subsidiaries were as follows for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Interchange fees and assessments	$7,573	$7,164	$14,371	$13,640
Debit network fees	975	903	1,846	1,721

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

The following tables present revenues disaggregated by primary geographical regions for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Total
North America	$1,216	$413	$362	$1,991
EMEA	173	92	4	269
LATAM	103	35	1	139
APAC	55	30	1	86
Total Revenue(a)(b)	$1,547	$570	$368	$2,485

(a)	See note 7 "Segment Information" for the reconciliation to segment revenues.

(b)	Global Business Solutions includes non wholly-owned entities and Global Financial Solutions includes reimbursable items, which includes postage and customized orders.

	Three months ended June 30, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Total
North America	$1,161	$432	$359	$1,952
EMEA	172	121	5	298
LATAM	84	37	1	122
APAC	50	25	1	76
Total Revenue(a)(b)	$1,467	$615	$366	$2,448

(a)	See note 7 "Segment Information" for the reconciliation to segment revenues.

(b)	Global Business Solutions includes non wholly-owned entities and Global Financial Solutions includes reimbursable items, which includes postage and customized orders.

	Six months ended June 30, 2019
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Total
North America	$2,304	$823	$713	$3,840
EMEA	334	177	7	518
LATAM	203	68	1	272
APAC	107	62	2	171
Total Revenue(a)(b)	$2,948	$1,130	$723	$4,801

(a)	See note 7 "Segment Information" for the reconciliation to segment revenues.

(b)	Global Business Solutions includes non wholly-owned entities and Global Financial Solutions includes reimbursable items, which includes postage and customized orders.

	Six months ended June 30, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Total
North America	$2,194	$855	$710	$3,759
EMEA	334	233	7	574
LATAM	171	68	1	240
APAC	98	56	3	157
Total Revenue(a)(b)	$2,797	$1,212	$721	$4,730

(a)	See note 7 "Segment Information" for the reconciliation to segment revenues.

(b)	Global Business Solutions includes non wholly-owned entities and Global Financial Solutions includes reimbursable items, which includes postage and customized orders.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents revenues disaggregated by product types for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Transaction and processing services	$2,197	$2,160	$4,239	$4,171
Hardware, Professional Services, and Other	288	288	562	559
Total Revenue	$2,485	$2,448	$4,801	$4,730

Contract Balances

Accounts Receivable

As of June 30, 2019 and December 31, 2018, long-term accounts receivable, net of allowance for doubtful accounts, included within “Other long-term assets” in the unaudited consolidated balance sheets was $191 million and $220 million, respectively.

Contract Liabilities

The following table presents the changes in deferred revenue for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
(in millions)	2019	2018
Balance, beginning of the period	$298	$344
New Revenue Standard adjustments	—	(39)
Deferral of revenue	81	120
Recognition of unearned revenue	(96)	(109)
Other (primarily foreign currency translation)	(9)	(22)
Balance, end of period	$274	$294

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

Costs to Obtain and Fulfill a Contract

The Company capitalizes incremental costs to obtain new contracts and contract renewals and amortizes these costs on a straight-line basis as a reduction of revenue over the benefit period, which is generally the contract term, unless a commensurate payment is not expected at renewal. As of June 30, 2019 and December 31, 2018, the Company had $175 million and $152 million, respectively, of capitalized contract costs included within "Other intangibles, net" on the unaudited consolidated balance sheets. The Company had contra-revenue related to these costs for the three and six months ended June 30, 2019 of $10 million and $24 million, respectively, and $13 million and $26 million for the three and six months ended June 30, 2018, respectively.

The Company expenses sales commissions as incurred for the Company's sales commission plans that are paid on recurring monthly revenues, portfolios of existing customers, or have a substantive stay requirement prior to payment.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company capitalizes conversion related costs associated with enabling customers to receive its processing services. These costs are amortized on a straight-line basis over the expected benefit period of seven years based on the related services being provided, and are reflected within “Depreciation and amortization” in the Company's unaudited consolidated statement of income. As of June 30, 2019 and December 31, 2018, the Company had $183 million and $172 million, respectively, of capitalized conversion costs, net of amortization, included within "Other intangibles, net" on the unaudited consolidated balance sheets. The Company had amortization expense related to these costs for the three and six months ended June 30, 2019 of $9 million and $18 million, respectively, and $10 million and $20 million for the three and six months ended June 30, 2018, respectively.
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

The following table presents supplemental balance sheet information as of June 30, 2019:

(in millions)	As of June 30, 2019
Finance leases
Assets under finance leases	$542
Accumulated depreciation	(374)
Assets under finance lease, net	$168

Current finance lease liabilities	$63
Non-current finance lease liabilities	127
Total finance lease liabilities	$190

Operating leases
Operating lease ROU assets	$303

Current operating lease liabilities	$66
Non-current operating lease liabilities	253
Total operating lease liabilities	$319

Note 5: Stock Compensation Plans

The Company provides stock-based compensation awards to its employees. Total stock-based compensation expense recognized in the "Cost of revenues", "Selling, general, and administrative", and "Other operating expenses, net" line items of the unaudited consolidated statements of income resulting from stock options, non-vested restricted stock awards, and non-vested restricted stock units was as follows for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Cost of revenues	$14	$11	$29	$27
Selling, general, and administrative	45	48	86	106
Other operating expenses, net	—	—	8	—
Total stock-based compensation expense	$59	$59	$123	$133

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's employees are granted restricted stock awards or units on an annual basis, which generally vest 20% on the first anniversary, 40% on the second anniversary, and the remaining 40% on the third anniversary. For the six months ended June 30, 2019, approximately six million restricted stock awards and units were granted at a weighted average price per share of $24.94. For the six months ended June 30, 2018, approximately ten million restricted stock awards and units were granted at a weighted average price per share of $15.55.

As of June 30, 2019, there was $17 million and $276 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards and units, respectively.

The Company paid approximately $21 million and $23 million for the three months ended June 30, 2019 and 2018, respectively, and $118 million and $79 million for the six months ended June 30, 2019 and 2018, respectively, for taxes related to the settlement of vested stock-based awards.

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

The following table sets forth the computation of the Company's basic and diluted net income attributable to First Data Corporation per share for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income attributable to First Data Corporation	$275	$341	$444	$442

Denominator:
Weighted average shares used in computing net income per share, basic	943	928	940	926
Effect of dilutive securities	28	26	29	24
Total dilutive securities	971	954	969	950

Net income attributable to First Data Corporation per share:
Basic	$0.29	$0.37	$0.47	$0.48
Diluted(a)	$0.28	$0.36	$0.46	$0.47

Anti-dilutive shares excluded from diluted net income per share	1	7	1	9

(a)	Potentially dilutive securities whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per share for all periods presented.

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

The following tables present the Company’s reportable segment results including EBITDA (earnings before net interest expense, income taxes, depreciation, and amortization) for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Revenues	$1,521	$375	$375	$—	$2,271
Equity earnings in affiliates	6	1	—	—	7
Total segment revenues	$1,527	$376	$375	$—	$2,278
Depreciation and amortization	$126	$83	$28	$—	$237
Segment EBITDA	564	157	216	(44)	893

	Three months ended June 30, 2018
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Revenues	$1,439	$413	$371	$—	$2,223
Equity earnings in affiliates	10	1	—	—	11
Total segment revenues	$1,449	$414	$371	$—	$2,234
Depreciation and amortization	$125	$88	$30	$3	$246
Segment EBITDA	544	176	193	(49)	864

	Six months ended June 30, 2019
(in millions)	Global Business Solutions	Global Financial Solutions	Network & Security Solutions	Corporate	Total
Revenues:
Total revenues	$2,900	$745	$736	$—	$4,381
Equity earnings in affiliates	14	—	—	—	14
Total segment revenues	$2,914	$745	$736	$—	$4,395
Depreciation and amortization	$248	$166	$56	$—	$470
Segment EBITDA	1,035	304	411	(103)	1,647

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

The following table presents a reconciliation of reportable segment amounts to the Company’s consolidated balances for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Total segment revenues	$2,278	$2,234	$4,395	$4,314
Adjustments:
Non wholly-owned entities(a)	11	10	18	14
Reimbursable items	196	204	388	402
Consolidated revenues	$2,485	$2,448	$4,801	$4,730

Total segment EBITDA	$893	$864	$1,647	$1,594
Adjustments:
Non wholly-owned entities(a)	15	4	28	22
Depreciation and amortization	(253)	(255)	(499)	(505)
Interest expense, net	(202)	(234)	(405)	(467)
Loss on debt extinguishment	(2)	(1)	(3)	(1)
Other items (b)	(32)	(15)	(95)	(78)
Stock-based compensation	(59)	(59)	(115)	(133)
Income tax (expense) benefit	(85)	37	(114)	10
Net income attributable to First Data Corporation	$275	$341	$444	$442

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

(b)	See "Other operating expenses, net" and "Other (expense) income" in the Company's unaudited consolidated statements of income.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of reportable segment depreciation and amortization expense to the amounts in the consolidated balances in the unaudited consolidated statements of cash flows and unaudited consolidated statements of income for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Segment depreciation and amortization	$237	$246	$470	$488
Adjustments for non wholly-owned entities	17	16	31	32
Amortization of payments for customer contracts(a)	10	13	24	26
Total consolidated depreciation and amortization per unaudited consolidated statements of cash flows	264	275	525	546
Amortization of equity method investments(b)	(1)	(7)	(2)	(15)
Amortization of payments for customer contracts(a)	(10)	(13)	(24)	(26)
Total consolidated depreciation and amortization per unaudited consolidated statements of income	$253	$255	$499	$505

(a)	Included in "Revenues excluding reimbursable items" as contra-revenue in the Company's unaudited consolidated statements of income.

(b)	Included in "Equity earnings in affiliates" in the Company's unaudited consolidated statements of income.
Note 8: Income Taxes

The following table presents the Company's income tax expense (benefit) and effective income tax rate for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Income tax expense (benefit)	$85	$(37)	$114	$(10)
Effective income tax rate	20%	(10)%	17%	(2)%

The effective tax rate for the three and six months ended June 30, 2019 was lower than the U.S. federal statutory rate of 21% primarily due to net tax benefits of $2 million and $25 million, respectively, which includes equity compensation related tax benefits, tax benefits associated with prior years’ refund claims, reductions to the liability for unrecognized tax benefits, and no tax expense recorded on income associated with noncontrolling interests from pass through entities. These benefits were partially offset by state income taxes, disallowed tax benefit on certain executive compensation deductions, and current U.S. taxation on certain non-U.S. income.

The effective tax rate for the three and six months ended June 30, 2018 was lower than the U.S. federal statutory rate of 21% primarily due to net tax benefits of $113 million and $120 million, respectively, which includes reductions to the liability for unrecognized tax benefits and interest primarily associated with the closure of the 2005 through 2007 federal tax years, equity compensation related tax benefits, tax benefits associated with the 2018 and 2017 research and development credits, remeasurement of certain state and foreign deferred tax assets and liabilities, and no tax expense recorded on income associated with noncontrolling interests from pass through entities. These benefits were partially offset by expenses associated with state income taxes, disallowed tax benefit on certain executive compensation deductions, and current U.S. taxation on certain non-U.S. income.

The Company's liability for unrecognized tax benefits was approximately $82 million as of June 30, 2019. The Company believes it is reasonably possible that the liability for unrecognized tax benefits may decrease by up to $12 million over the next twelve months beginning July 1, 2019 as a result of possible closure of federal tax audits, potential settlements with certain states and foreign countries, and the lapse of the statute of limitations in various state and foreign jurisdictions.

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9: Redeemable Noncontrolling Interest

One of the Company's noncontrolling interests is redeemable at the option of the holder and is presented outside of equity and carried at its estimated redemption value.

The following table presents a summary of the redeemable noncontrolling interest activity during the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
(in millions)	2019	2018
Balance as of January 1,	$77	$72
Distributions	(15)	(16)
Share of income	15	16
Adjustment to redemption value of redeemable noncontrolling interest	15	6
Balance as of June 30,	$92	$78

Note 10: Other Operating Expenses, Net

The following table details the components of "Other operating expenses, net" in the unaudited consolidated statements of income for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Restructuring, net	$(2)	$16	$1	$48
Deal and deal integration costs	13	(4)	46	3
Merchant matters	11	5	11	25
Other	2	—	2	1
Other operating expenses, net	$24	$17	$60	$77

Restructuring

During the three and six months ended June 30, 2019 and 2018, the Company recorded restructuring charges in connection with ongoing expense management initiatives. The Company has ongoing initiatives, which are expected to result in approximately $10 million of additional costs over the next twelve months. The Company continues to evaluate operating efficiencies and could incur further restructuring costs beyond these initiatives.

A summary of net pretax charges for restructuring costs incurred by segment was as follows for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Global Business Solutions	$—	$3	$3	$8
Global Financial Solutions	—	2	—	4
Network & Security Solutions	(1)	4	(1)	20
Corporate	(1)	7	(1)	16
Restructuring, net	$(2)	$16	$1	$48

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2019:

(in millions)	Employee Severance	Other	Total
Remaining accrual as of January 1, 2019	$9	$7	$16
Employee expense	1	—	1
Cash payments and other	(7)	(2)	(9)
Remaining accrual as of June 30, 2019	$3	$5	$8

Deal and Deal Integration Costs

The Company incurred $13 million and $46 million in deal and deal integration costs for the three and six months ended June 30, 2019, respectively, which is primarily related to the previously announced Fiserv transaction.

A summary of net pretax charges for deal and deal integration costs incurred by segment was as follows for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Global Business Solutions	$2	$(4)	$4	$2
Global Financial Solutions	—	—	1	—
Network & Security Solutions	1	—	2	—
Corporate	10	—	39	1
Deal and deal integration costs	$13	$(4)	$46	$3

Merchant Matters

During both the three and six months ended June 30, 2019 the Company incurred $11 million in costs related to customer matters. During the three and six months ended June 30, 2018 the Company incurred $5 million and $25 million, respectively, in costs related to customer matters.
Note 11: Acquisitions

In March 2019, the Company acquired 100% of Software Express. Software Express provides technology solutions to merchants, including multi-acquirer EFT, multi-acquirer EFT POS, reconciliation, a payment gateway, and automated recurring payments in Brazil. The purchase price was $79 million in cash, net of cash acquired, and Software Express is reported as part of the Company’s Global Business Solutions segment. The Company is holding $12 million in restricted cash that will be paid to the seller over a six years period. The acquisition was accounted for as a business combination and the accounting is currently incomplete. The acquisition of Software Express had an immaterial impact on revenue and operating income.
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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company held the following derivative instruments as of June 30, 2019 and December 31, 2018:

		As of June 30, 2019			As of December 31, 2018
(in millions)	Notional Currency	Notional Value	Assets(a)	Liabilities(a)	Notional Value	Assets(a)	Liabilities(a)
Derivatives designated as hedges of net investments in foreign operations:
Foreign exchange contracts	EUR	915	$—	$12	915	$—	$19
Foreign exchange contracts	GBP	150	7	—	150	6	—
Foreign exchange contracts	CAD	95	2	—	95	5	—
			9	12		11	19
Derivatives designated as cash flow hedges:
Interest rate collar contracts(b)	USD	1,500	2	—	2,800	10	—
Interest rate swap contracts (c)	USD	6,500	—	114	7,250	—	44
			2	114		10	44
			$11	$126		$21	$63

(a)
The Company's derivatives are subject to master netting agreements to the extent that the swaps are with the same counterparty. The terms of those agreements require that the Company net settle the outstanding positions at the option of the counterparty upon certain events of default.

(b)	The interest rate collar with a notional value of $1.3 billion matured in January 2019. The remaining interest rate collar with a notional value of $1.5 billion will mature in September 2019.

(c)	The interest rate swap with a notional value of $4.75 billion decreased to $4.0 billion in June 2019.

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

As of June 30, 2019, the Company has not posted any collateral related to any of its derivative financial instruments.

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

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Instruments on the Unaudited Consolidated Financial Statements

Derivative gains and (losses) were as follows for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
(in millions, pretax)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:
Gain recognized in "Foreign currency translation adjustment" in the unaudited consolidated statements of comprehensive income (effective portion)	$—	$—	$—	$86	$—	$24	$—	$56
(Loss) recognized in "Derivative instruments" in the unaudited consolidated statements of comprehensive income (effective portion)	$(50)	$—	$(9)	$—	$(78)	$—	$—	$—
Derivatives not designated as hedging instruments:
(Loss) recognized in "Other (expense) income" in the unaudited consolidated statements of income	$—	$—	$—	$(4)	$—	$—	$—	$(4)

Accumulated Derivative Gains and Losses

The following table summarizes activity in other comprehensive income related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions, after tax)	2019	2018	2019	2018
Accumulated gain included in other comprehensive income at beginning of the period	$162	$105	$165	$121
(Decrease) increase in fair value of derivatives that qualify for hedge accounting, net of tax(a) (b)	(38)	58	(41)	42
Accumulated gain included in other comprehensive income at end of the period	$124	$163	$124	$163

(a)	(Losses)\gains are included in "Derivative instruments" and “Foreign currency translation adjustment” in the unaudited consolidated statements of comprehensive income.
(b) Net of tax of $(12) million and $19 million for the three months ended June 30, 2019 and 2018, respectively, and $(13) million and $14 million for the six months ended June 30, 2019 and 2018, respectively.
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

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (1) patent infringement which results from claims that the Company is using technology that has been patented by another party; (2) merchant matters often associated with alleged processing errors or disclosure issues and claims that one of the subsidiaries of the Company has violated a federal or state requirement regarding credit reporting or collection in connection with its check verification guarantee and collection activities or other claims arising

FIRST DATA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

from its merchant business; and (3) other matters which may include issues such as employment and indemnification obligations to purchasers of former subsidiaries. The Company’s estimates of the possible ranges of losses in excess of any amounts accrued are $0 to $5 million for patent infringement, $0 to $81 million for merchant matters, and $0 to $5 million for other matters, resulting in a total estimated range of possible losses of $0 to $91 million for all of the matters described above.

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

As of June 30, 2019, the Company had no unconsolidated significant subsidiaries that were not required to be consolidated, but represented more than 20% of the Company’s pretax income. As of June 30, 2018, the company had one unconsolidated significant subsidiary that was not required to be consolidated, but represented more than 20% of the Company's pretax income. Summarized unaudited financial information for this affiliate is presented below for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Net operating revenues	$203	$213	$395	$408
Operating expenses	103	102	206	203
Operating income	$100	$111	$189	$205
Net income	$102	$112	$192	$206
FDC equity earnings	41	40	77	73

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

As of July 23, 2019, the Company and Fiserv received the final required regulatory approvals and non-objections needed to complete the proposed combination. The Company and Fiserv expect to close the proposed acquisition on or about July 29, 2019.

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

Overview

The table below reconciles Net income attributable to First Data Corporation for the three and six months ended June 30, 2018 to June 30, 2019:

(in millions)	Three months ended June 30,	Six months ended June 30,
Net income attributable to First Data Corporation ending June 30, 2018	$341	$442
Better (worse):
Revenues excluding reimbursable items	45	85
Cost of revenues	(6)	16
Selling, general, and administrative	(5)	(18)
Depreciation and amortization	2	6
Other operating expenses, net	(7)	17
Interest expense, net	32	62
Loss on debt extinguishment	(1)	(2)
Other (expense) income	(10)	(34)
Income tax expense (benefit)	(122)	(124)
Equity earnings in affiliates	4	7
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	2	(13)
Net income attributable to First Data Corporation ending June 30, 2019	$275	$444

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

•
Segment EBITDA (earnings before net interest expense, income taxes, depreciation, and amortization) includes equity earnings in affiliates and excludes net income attributable to noncontrolling interests, other operating expenses, net, other (expense) income, and stock-based compensation.

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

•	Currency impact is defined as the difference between the current period's actual results and the same period's results converted with the prior period's foreign exchange rate.
Operating revenues overview

	Three months ended June 30,		Percent Change	Organic Constant Currency Percent Change	Six months ended June 30,		Percent Change	Organic Constant Currency Percent Change
(in millions)	2019	2018			2019	2018
Consolidated revenues	$2,485	$2,448			$4,801	$4,730
Adjustments:
Non wholly-owned entities	(11)	(10)			(18)	(14)
Reimbursable items	(196)	(204)			(388)	(402)
Total segment revenues	$2,278	$2,234	2%	7%	$4,395	$4,314	2%	7%

	Three months ended June 30,		Percent Change	Organic Constant Currency Percent Change	Six months ended June 30,		Percent Change	Organic Constant Currency Percent Change
(in millions)	2019	2018			2019	2018
Segment revenues:
Global Business Solutions	$1,527	$1,449	5%	9%	$2,914	$2,767	5%	9%
Global Financial Solutions	376	414	(9)%	7%	745	814	(8)%	8%
Network & Security Solutions	375	371	1%	1%	736	733	—%	—%
Total segment revenues	$2,278	$2,234	2%	7%	$4,395	$4,314	2%	7%

Global Business Solutions segment results

The following table displays total segment revenue by region:

(in millions)	Three months ended June 30, 2018	Acquisitions/(Dispositions)	Core Growth	Currency Impact	Three months ended June 30, 2019	Percent Change	Organic Constant Currency Percent Change
Revenues:
North America	$1,134	$—	$55	$(2)	$1,187	5%	5%
EMEA	180	(2)	14	(11)	181	—%	8%
LATAM	85	8	49	(38)	104	22%	52%
APAC	50	—	8	(3)	55	10%	16%
Total segment revenue	$1,449	$6	$126	$(54)	$1,527	5%	9%

(in millions)	Six months ended June 30, 2018	Acquisitions/(Dispositions)	Core Growth	Currency Impact	Six months ended June 30, 2019	Percent Change	Organic Constant Currency Percent Change
Revenues:
North America	$2,148	$—	$111	$(3)	$2,256	5%	5%
EMEA	348	(4)	27	(24)	347	—%	8%
LATAM	173	10	101	(80)	204	18%	55%
APAC	98	—	15	(6)	107	9%	16%
Total segment revenue	$2,767	$6	$254	$(113)	$2,914	5%	9%

Global Financial Solutions segment results

The following table displays total segment revenue by region:

(in millions)	Three months ended June 30, 2018	(Dispositions)	Core Growth	Currency Impact	Three months ended June 30, 2019	Percent Change	Organic Constant Currency Percent Change
Revenues:
North America	$233	$(20)	$9	$—	$222	(5)%	4%
EMEA	119	(26)	3	(6)	90	(24)%	3%
LATAM	36	—	7	(9)	34	(4)%	23%
APAC	26	—	6	(2)	30	11%	17%
Total segment revenue	$414	$(46)	$25	$(17)	$376	(9)%	7%

(in millions)	Six months ended June 30, 2018	(Dispositions)	Core Growth	Currency Impact	Six months ended June 30, 2019	Percent Change	Organic Constant Currency Percent Change
Revenues:
North America	$461	$(40)	$22	$—	$443	(4)%	5%
EMEA	229	(52)	7	(11)	173	(24)%	4%
LATAM	67	—	17	(17)	67	—%	26%
APAC	57	—	9	(4)	62	8%	14%
Total segment revenue	$814	$(92)	$55	$(32)	$745	(8)%	8%

Network & Security Solutions segment results

The following table displays total segment revenue by product:

(in millions)	Three months ended June 30, 2018	Core Growth (Decline)	Three months ended June 30, 2019	Percent Change	Organic Constant Currency Percent Change
Revenues:
EFT Network	$127	$7	$134	5%	5%
Security and Fraud	113	—	113	—%	—%
Stored Value Network	83	—	83	—%	—%
Other	48	(3)	45	(6)%	(6)%
Total segment revenue	$371	$4	$375	1%	1%

(in millions)	Six months ended June 30, 2018	Core Growth (Decline)	Six months ended June 30, 2019	Percent Change	Organic Constant Currency Percent Change
Revenues:
EFT Network	$247	$12	$259	5%	5%
Security and Fraud	225	(2)	223	(1)%	(1)%
Stored Value Network	167	(1)	166	(1)%	(1)%
Other	94	(6)	88	(5)%	(5)%
Total segment revenue	$733	$3	$736	—%	—%

Operating expenses overview

	Three months ended June 30,		Percent Change	Constant Currency Percent Change	Six months ended June 30,		Percent Change	Constant Currency Percent Change
(in millions)	2019	2018			2019	2018
Cost of revenues (exclusive of items shown below)	$757	$751	1%	4%	$1,514	$1,530	(1)%	2%
Selling, general, and administrative	688	683	1%	2%	1,348	1,330	1%	3%
Cost of revenues and Selling, general, and administrative expenses	1,445	1,434	1%	3%	2,862	2,860	—%	3%
Depreciation and amortization	253	255	(1)%	4%	499	505	(1)%	4%
Other operating expenses, net	24	17	41%	41%	60	77	(22)%	(21)%
Total expenses (excluding reimbursable items)	1,722	1,706	1%	4%	3,421	3,442	(1)%	2%
Reimbursable items	196	204	(4)%	(4)%	388	402	(3)%	(3)%
Total expenses	$1,918	$1,910	—%	3%	$3,809	$3,844	(1)%	2%

Cost of revenues and Selling, general, and administrative expenses

(in millions)	Three months ended June 30, 2018	Acquisitions/(Dispositions)(a)	Core Growth (Decline)		Three months ended June 30, 2019	Percent Change	Constant Currency Percent Change
Sales and distribution incentives	$357	$—	$25	(b)	$382
Salaries, wages, bonus, and outside professional fees	614	(16)	(20)	(c)	578
Stock-based compensation	59	—	—		59
Cost of products sold	82	—	13	(d)	95
Software, telecommunication infrastructure, and repairs	94	(1)	3		96
Other	228	(1)	8		235
Cost of revenues and Selling, general, and administrative expenses	$1,434	$(18)	$29		$1,445	1%	3%

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

(b)	Increase related to growth in our merchant acquiring business.

(c)	Decrease primarily due to cost savings initiatives and lower annual compensation.

(d)	Increase primarily due to organic growth and initial direct cost related to hardware revenue.

(in millions)	Six months ended June 30, 2018	Acquisitions/Dispositions(a)	Core Growth (Decline)		Six months ended June 30, 2019	Percent Change	Constant Currency Percent Change
Sales and distribution incentives	$659	$—	$68	(b)	$727
Salaries, wages, bonus, and outside professional fees	1,255	(37)	(42)	(c)	1,176
Stock-based compensation	133	—	(18)	(d)	115
Cost of products sold	164	(1)	29	(e)	192
Software, telecommunication infrastructure, and repairs	187	(3)	8		192
Other	462	(3)	1		460
Cost of revenues and Selling, general, and administrative expenses	$2,860	$(44)	$46		$2,862	—%	3%

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

(b)	Increase related to growth in our merchant acquiring business.

(c)	Decrease primarily due to cost savings initiatives and lower annual compensation.

(d)	Decrease primarily due to cost savings initiatives and sizable stock awards which vested prior to the six months ended June 30, 2019.

(e)	Increase primarily due to organic growth and initial direct cost related to hardware revenue.

Depreciation and amortization

	Three months ended June 30,		Percent Change	Constant Currency Percent Change	Six months ended June 30,		Percent Change	Constant Currency Percent Change
(in millions)	2019	2018			2019	2018
Depreciation expense	$85	$81	5%		$168	$163	3%
Amortization expense	168	174	(3)%		331	342	(3)%
Depreciation and amortization	$253	$255	(1)%	4%	$499	$505	(1)%	4%

Other operating expenses, net

	Three months ended June 30,		Percent Change	Constant Currency Percent Change	Six months ended June 30,		Percent Change	Constant Currency Percent Change
(in millions)	2019	2018			2019	2018
Restructuring, net	$(2)	$16			$1	$48
Deal and deal integration costs	13	(4)			46	3
Merchant matters	11	5			11	25
Other	2	—			2	1
Other operating expenses, net(a)	$24	$17	41%	41%	$60	$77	(22)%	(21)%

(a)	See note 10 "Other Operating Expenses, Net" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information regarding other operating expenses.
Interest expense, net

	Three months ended June 30,		Percent Change	Constant Currency Percent Change	Six months ended June 30,		Percent Change	Constant Currency Percent Change
(in millions)	2019	2018			2019	2018
Interest expense, net(a)	$202	$234	(14)%	(14)%	$405	$467	(13)%	(13)%

(a)	See note 2 "Borrowings" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.
Other (expense) income

	Three months ended June 30,		Percent Change	Constant Currency Percent Change	Six months ended June 30,			Percent Change	Constant Currency Percent Change
(in millions)	2019	2018			2019	2018
Loss on deal contingent currency swap	$—	$(4)			$—	$(4)
Divestitures, net loss	(5)	(2)			(5)	(2)
Non-operating foreign currency (loss) gain	(1)	7			(3)	4
Other miscellaneous (expense) income	(2)	1			(27)	1	(a)
Other (expense) income	$(8)	$2	NM	NM	$(35)	$(1)		NM	NM

(a)
For the six months ended June 30, 2019 we recorded expenses of $23 million for an out of period adjustment, which impacted multiple years, related to correction of a lease classification error. We do not believe this adjustment will be material to the financial statements for the year ended December 31, 2019 and it is not material to previously reported financial statements.

Income taxes

See note 8 "Income Taxes" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.
Equity earnings in affiliates

	Three months ended June 30,		Percent Change	Constant Currency Percent Change	Six months ended June 30,		Percent Change	Constant Currency Percent Change
(in millions)	2019	2018			2019	2018
Equity earnings in affiliates(a)	$64	$60	7%	8%	$116	$109	6%	8%

(a)
Equity earnings in affiliates is related to the earnings of our unconsolidated merchant alliance partnerships. The improvement in equity earnings for the three and six months ended June 30, 2019 was driven primarily by lower amortization expense at one of our equity method investments where acquisition basis differences were fully amortized by December 31, 2018.

Net income attributable to noncontrolling interests and redeemable noncontrolling interest

	Three months ended June 30,		Percent Change	Constant Currency Percent Change	Six months ended June 30,		Percent Change	Constant Currency Percent Change
(in millions)	2019	2018			2019	2018
Net income attributable to noncontrolling interests and redeemable noncontrolling interest(a)	$59	$61	(3)%	(3)%	$107	$94	14%	15%

(a)
Net income attributable to noncontrolling interests and redeemable noncontrolling interest relates to the ownership interest of our alliance partners in our consolidated results. The improvement in Net income attributable to noncontrolling interests and redeemable noncontrolling interest for the six months ended June 30, 2019 was primarily driven by the non-recurrence of a $10 million expense related to a merchant matter in the prior year period.

Segment EBITDA Overview
The following table displays total segment EBITDA by segment and illustrates, on a percentage basis, the impact of foreign currency fluctuations on EBITDA growth for the periods presented:

(in millions)	Three months ended June 30, 2018	Acquisitions\ (Dispositions)(a)	Core Growth (Decline)	Currency Impact	Three months ended June 30, 2019	Percent Change	Organic Constant Currency Percent Change
Segment EBITDA:
Global Business Solutions	$544	$—	$46	$(26)	$564	4%	9%
Global Financial Solutions	176	(12)	1	(8)	157	(11)%	—%
Network & Security Solutions	193	—	23	—	216	12%	12%
Corporate	(49)	—	5	—	(44)	9%	9%
Total Segment EBITDA (non-GAAP)	$864	$(12)	$75	$(34)	$893	3%	9%

(a)	EBITDA was impacted by the acquisitions and dispositions discussed previously.

(in millions)	Six months ended June 30, 2018	Acquisitions\ (Dispositions)(a)	Core Growth (Decline)	Currency Impact	Six months ended June 30, 2019	Percent Change	Organic Constant Currency Percent Change
Segment EBITDA:
Global Business Solutions	$978	$(1)	$113	$(55)	$1,035	6%	12%
Global Financial Solutions	342	(22)	1	(17)	304	(11)%	—%
Network & Security Solutions	368	—	43	—	411	12%	12%
Corporate	(94)	—	(9)	—	(103)	(8)%	(8)%
Total Segment EBITDA (Non-GAAP)	$1,594	$(23)	$148	$(72)	$1,647	3%	9%

(a)	EBITDA was impacted by the acquisitions and dispositions discussed previously.

The following table displays Segment EBITDA margin as reported by segment for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Reported Percent Change		Organic Constant Currency Percent Change		Six months ended June 30,		Percent Change		Organic Constant Currency Percent Change
	2019	2018					2019	2018
Segment EBITDA Margin:
Global Business Solutions	36.9%	37.5%	(60	) bps	(10	) bps	35.5%	35.3%	20	bps	80	bps
Global Financial Solutions	41.8%	42.5%	(70	) bps	(260	) bps	40.8%	42.0%	(120	) bps	(300	) bps
Network & Security Solutions	57.6%	52.0%	560	bps	560	bps	55.8%	50.2%	560	bps	560	bps
Total Segment EBITDA Margin	39.2%	38.7%	50	bps	60	bps	37.5%	36.9%	60	bps	70	bps
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

The following table reconciles the reported Net income attributable to First Data Corporation presented in accordance with GAAP to the non-GAAP financial measure of adjusted net income for the periods presented:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2019	2018	% Change	2019	2018	% Change
Net income attributable to First Data Corporation	$275	$341	(19)%	$444	$442	—%
Adjustments:
Stock-based compensation	59	59	—%	115	133	(14)%
Loss on debt extinguishment	2	1	NM	3	1	NM
Amortization of acquisition intangibles and deferred financing costs(a)	89	104	(14)%	178	210	(15)%
Other operating expenses, net and Other (expense) income	32	15	NM	95	78	22%
Other(b)	—	2	NM	—	(9)	NM
Discrete tax items(c)	—	(107)	NM	—	(101)	NM
Income tax on above items(d)	(48)	(44)	(9)%	(123)	(104)	(18)%
Adjusted net income attributable to First Data Corporation	$409	$371	10%	$712	$650	9%

(a)
Represents amortization of intangibles established in connection with the 2007 merger and acquisitions we have made since 2007, excluding the percentage of our consolidated amortization of acquisition intangibles related to non-wholly owned consolidated alliances equal to the portion of such alliances owned by our alliance partners. This line also includes amortization related to deferred financing costs of $4 million and $4 million for the three months ended June 30, 2019 and 2018, respectively, and $7 million and $9 million for the six months ended June 30, 2019 and 2018, respectively.

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

Total borrowings and net debt

For the six months ended June 30, 2019, we used a portion of excess cash generated by the business and existing cash on hand to reduce outstanding debt and complete strategic acquisitions. The table below shows the net debt balances as of June 30, 2019 and December 31, 2018. Net debt is a non-GAAP measure defined as total long-term borrowings plus short-term and current portion of long-term borrowings at par value excluding lines of credit used for settlement purposes less cash and cash equivalents. We believe that net debt provides additional insight on the level and management of leverage. Net debt is not, and should not be viewed as, a substitute for total outstanding borrowings under GAAP.

	As of	As of
(in millions)	June 30, 2019	December 31, 2018
Total long-term borrowings	$15,811	$16,429
Total short-term and current portion of long-term borrowings	1,150	1,170
Total borrowings	16,961	17,599
Unamortized discount and unamortized deferred financing costs	80	94
Total borrowings at par	17,041	17,693
Less: settlement lines of credit	117	224
Gross debt excluding settlement lines of credit	16,924	17,469
Less: cash and cash equivalents	544	555
Net debt	$16,380	$16,914

Our current level of debt may limit our ability to obtain additional funding at our current funding rate beyond our senior secured revolving credit facility and receivable securitization facility, if needed. See note 2 "Borrowings" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

Credit ratings

As of July 25, 2019, our long-term corporate family rating from Moody’s was Ba3 (outlook positive). Long-term local issuer credit rating from Standard and Poor’s was BB- (outlook stable) and the long-term issuer default rating from Fitch was BB- (outlook positive). A decrease in our credit ratings could affect our ability to access future financing at current funding rates, which could result in increased interest expense in the future.

As a result of the planned merger with Fiserv as described in note 1 "Basis of Presentation and Summary of Significant Accounting Policies" in our unaudited consolidated financial statements in Part I of this Form 10-Q, all three credit agencies have put us on the watch list for upgrade.

Cash and cash equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. As of June 30, 2019 and December 31, 2018, we held $544 million and $555 million in cash and cash equivalents, respectively.

The table below details the cash and cash equivalents as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019				As of December 31, 2018
(in millions)	Available	Unavailable		Total	Available	Unavailable		Total
Domestic	$39	$112	(a)	$151	$28	$156	(a)	$184
International	196	197	(b)	393	200	171	(b)	371
Total	$235	$309		$544	$228	$327		$555

(a)
Represents cash held by two of our domestic entities that are not available to fund operations outside of these entities unless the Board of Directors of these respective entities declare a dividend. Also, one of these entities is subject to regulatory capital requirements that must be satisfied before a dividend may be declared.

(b)
Consolidated foreign joint ventures held $192 million and $169 million in cash and cash equivalents as of June 30, 2019 and December 31, 2018, respectively. Distributions of these funds are subject to the joint ventures' Board of Directors authorization.

Cash flows

The table below summarizes cash flows for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
Source/(use) (in millions)	2019	2018	Change
Net cash provided by operating activities	$1,328	$1,138	$190
Net cash used in investing activities	(486)	(290)	(196)
Net cash used in financing activities	(838)	(784)	(54)

Net cash provided by operating activities

The table below reconciles the change in operating cash flows for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
Source/(use) (in millions)	2019	2018	Change
Net income, excluding other operating expenses, net and other (expense) income(a)	$825	$680	$145
Depreciation and amortization	525	546	(21)
Working capital(b)	(22)	(88)	66
Net cash provided by operating activities	$1,328	$1,138	$190

(a)	Excludes loss on debt extinguishment, stock-based compensation expense, and other non-cash items.

(b)	Change driven by timing of receipts and payments.
Our operating cash flow is impacted by our level of debt. Approximately $388 million and $452 million in cash interest, net of interest rate swap settlements, was paid during the six months ended June 30, 2019 and 2018, respectively. The decrease in cash interest, net of interest rate swap settlements, is due to the refinancing of our senior secured revolving credit facility and senior secured term loan facility in October 2018 and an increase in interest rate swap receipts.
See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this form 10-Q for a detailed discussion on how a 100 basis point increase in the applicable London Interbank Offered Rate (LIBOR) index on an annualized basis would impact our annual interest expense.

Net cash used in investing activities
The table below summarizes the changes in investing activities for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
Source/(use) (in millions)	2019	2018	Change
Acquisitions(a)	$(73)	$(17)	$(56)
Capital expenditures(b)	(384)	(290)	(94)
Other(c)	(29)	17	(46)
Net cash used in investing activities	$(486)	$(290)	$(196)

(a)
See note 11 "Acquisitions" in our unaudited consolidated financial statements in Part I of this Form 10-Q and note 13 "Acquisitions and Dispositions" in "Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

(b)	Change in capital expenditures is related to an increase in cash outlays for software and technology.

(c)	Other represents proceeds from maturity of net investment hedges, purchase of investments, and other investing activities.
Net cash used in financing activities
The table below summarizes the changes in financing activities for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
Source/(use) (in millions)	2019	2018	Change
Net debt transactions (a)	$(654)	$(610)	$(44)
Other (b)	(184)	(174)	(10)
Net cash used in financing activities	$(838)	$(784)	$(54)

(a)	Details regarding our debt structure are provided in note 2 "Borrowings" in our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

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

The table below reconciles cash flow from operations to free cash flow for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
Source/(use) (in millions)	2019	2018	Change
Net cash provided by operating activities (a)	$1,328	$1,138	$190
Capital expenditures(b)	(384)	(290)	(94)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest, and other(c)	(133)	(102)	(31)
Free cash flow	$811	$746	$65

(a)	See "Net cash provided by operating activities".

(b)	See "Net cash used in investing activities".

(c)
Distributions and dividends paid to noncontrolling interests and redeemable noncontrolling interest, and other decreased due to the non-recurrence of $26 million cash receipt from the maturity of a net investment hedge in the first quarter of 2018.

Letters and lines of credit

	Total Available(a)		Total Outstanding
(in millions)	As of June 30, 2019	As of December 31, 2018	As of June 30, 2019	As of December 31, 2018
Letters of credit(b)	$283	$283	$35	$35
Lines of credit	329	516	117	224

(a)	Total available without giving effect to amounts outstanding.

(b)	See note 2 "Borrowings" in our unaudited consolidated financial statements in Part I of this Form 10-Q.

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

The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration could also result in a default under the indentures for the senior secured notes. As of June 30, 2019, we were in compliance with all applicable covenants, including our sole financial covenant with Consolidated Senior Secured Debt of $13.6 billion, Covenant EBITDA of $3.7 billion, and a Ratio of 3.71 to 1.00.

The calculation of Covenant EBITDA under our senior secured facilities was as follows:

(in millions)	Last twelve months ended June 30, 2019
Net income attributable to First Data Corporation	$1,007
Interest expense, net	855
Income tax expense	173
Depreciation and amortization	1,069
EBITDA	3,104

Loss on debt extinguishment	155
Stock-based compensation	230
Net income attributable to noncontrolling interests and redeemable noncontrolling interest	206
Projected near-term cost savings and revenue enhancements(a)	29
Restructuring, net	38
Non-operating foreign currency losses	1
Equity entities taxes, depreciation and amortization(b)	19
Divestitures, net	(194)
Other(c)	81
Covenant EBITDA	$3,669

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2019, there were no material changes outside the ordinary course of business in our off-balance sheet arrangements from those reported as of December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2018.
Contractual Obligations

During the six months ended June 30, 2019, there were no material changes outside the ordinary course of business in our contractual obligations and commercial commitments from those reported as of December 31, 2018 in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

As of June 30, 2019, we have $11 billion in variable rate debt, which includes $542 million on our accounts receivable securitization facility, and also includes $250 million drawn on our revolving credit facility. We have $1.5 billion in variable to fixed interest rate collars, which are subject to contractual ceilings and floors, and $6.5 billion in variable to fixed interest rate step-up swaps. The $1.5 billion interest rate collars expires in September 2019, and have a one month LIBOR ceiling of 1.75%. With respect to our step-up swaps, the $4 billion of notional exposure step-up swaps, decreases by $750 million semi-annually, commencing in June 2019, and expires in December 2020. The remaining $2.5 billion of step-up swaps mature in May 2021.

Based on outstanding debt balances and interest rates as of June 30, 2019, a 1% increase in interest rates would result in a decrease to pretax income of $32 million over the next twelve months. This decrease is due to a $50 million increase in interest expense related to our balance of variable interest rate debt, net of interest rate collars and step-up swaps, partially offset by an $18 million increase in interest income, primarily on settlement assets. A decrease in interest rates would result in an increase to pretax income. Actual interest rates could change significantly more than 1%. There are inherent limitations in the sensitivity analysis presented and as a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

A hypothetical 10% weakening/strengthening in the value of the U.S. dollar relative to all the currencies in which our revenues and profits are denominated would result in an increase/decrease to pretax income of approximately $73 million. This increase/decrease results from a $53 million increase/decrease related to foreign exchange on foreign currency earnings and a $20 million increase/decrease related to foreign exchange on intercompany loans. There are inherent limitations in the sensitivity analysis presented and as a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2019. This is done in order to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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
ITEM 1A.    RISK FACTORS

There are no material changes to the risk factors as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report or, where indicated, were filed and are incorporated by reference:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date:	July 25, 2019	By	/s/ Himanshu A. Patel
Himanshu A. Patel
Executive Vice President, Chief Financial Officer
(principal financial officer)

Date:	July 25, 2019	By	/s/ Michael K. Neborak
Michael K. Neborak
Executive Vice President, Corporate Controller and Chief Accounting Officer
(principal accounting officer)